Form 10-Q
period 1996-06-30
AFFYMETRIX INC
filed 1996-08-14
CIK 913077

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                          ----------------------------------

                                      FORM 10-Q



    X     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
  -----   Exchange Act of 1934 for the period ended JUNE 30, 1996

                                          or

          Transition Report Pursuant to Section 13 or 15(d) of the Securities
  -----   Exchange Act of 1934 for the transition period from ____ to  ____.


                             Commission File No.  0-28218


                                   AFFYMETRIX, INC.
                (Exact name of Registrant as specified in its charter)


            CALIFORNIA                                        77-0319159
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                       Identification Number)


    3380 CENTRAL EXPRESSWAY, SANTA CLARA, CALIFORNIA          95051
    (Address of principal executive offices)                (Zip Code)

          Registrant's telephone number, including area code:  (408)522-6000

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes   X    No
                                       -----     -----

                COMMON SHARES OUTSTANDING ON JULY 15, 1996: 22,414,635
                                                           ------------

                                   AFFYMETRIX, INC.
                                  TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION


Item 1.  Financial Statements                                              Page
                                                                           ----

    Condensed Balance Sheets at June 30, 1996 and December 31, 1995.....      3

    Condensed Statements of Operations for the Three and Six Months
          Ended June 30, 1996 and 1995..................................      4

    Condensed Statements of Cash Flows for the Six Months Ended June
          30, 1996 and 1995.............................................      5

    Notes to Condensed Financial Statements.............................      6


Item 2.  Management's Discussion and Analysis of Results of Operations
         and Financial Condition........................................      9


PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders............     26

Item 6.  Exhibits and Reports on Form 8-K...............................     27


SIGNATURES..............................................................     28


EXHIBIT INDEX...........................................................     29

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                              AFFYMETRIX, INC.
                         CONDENSED BALANCE SHEETS
                          (Dollars in thousands)



                                                         June 30,        December 31,
                                                           1996              1995
                                                       -----------      ------------
ASSETS                                                  (unaudited)         (Note)
Current assets:
    Cash and cash equivalents                            $   21,309        $    2,481
    Short-term investments                                   92,533            36,402
    Accounts receivable                                       1,265             1,342
    Inventories                                               1,550               670
    Other current assets                                        652               260
                                                        -----------      ------------
         Total current assets                               117,309            41,155
Net property and equipment                                    3,852             3,257
Other assets                                                    140               140
                                                        -----------      ------------
                                                         $  121,301        $   44,552
                                                        -----------      ------------
                                                        -----------      ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable and other accrued liabilities       $    4,228        $    2,745
    Deferred revenue                                          2,018             2,340
                                                        -----------      ------------
         Total current liabilities                            6,246             5,085

Noncurrent portion of capital lease obligation                  851               948

Shareholders' equity:
    Convertible preferred stock                                   0            70,439
    Common stock                                            156,529             2,717
    Deferred compensation                                    (2,078)           (2,360)
    Accumulated deficit                                     (40,214)          (32,516)
    Other                                                       (33)              239
                                                        -----------      ------------
         Total shareholders' equity                         114,204            38,519
                                                        -----------      ------------
                                                         $  121,301        $   44,552
                                                        -----------      ------------
                                                        -----------      ------------



Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.

                                AFFYMETRIX, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
         (Dollars and shares in thousands, except per share amounts)
                                   (Unaudited)



                                      Three Months Ended     Six Months Ended
                                           June 30,               June 30,
                                      ------------------     ------------------
                                        1996      1995         1996       1995
                                      -------    -------     -------    -------
Revenue:
    Product                           $   436    $     0     $   457    $     0
    Contract and grant                  1,863      1,212       3,258      2,066
                                      -------    -------     -------    -------
         Total revenue                  2,299      1,212       3,715      2,066

Cost and expenses:
    Cost of product revenue               606          0         707          0
    Research and development            4,234      3,103       8,310      5,421
    General and administrative          1,901        979       3,550      1,712
                                      -------    -------     -------    -------
         Total operating expenses       6,741      4,082      12,567      7,133
                                      -------    -------     -------    -------

Loss from operations                   (4,442)    (2,870)     (8,852)    (5,067)

    Interest income (expense), net        665         (9)      1,154         15
                                      -------    -------     -------    -------

Net loss                              $(3,777)   $(2,879)    $(7,698)   $(5,052)
                                      -------    -------     -------    -------
                                      -------    -------     -------    -------

Net loss per share                    $(0.58)    $(0.37)     $(1.07)    $(0.65)
                                      -------    -------     -------    -------
                                      -------    -------     -------    -------

Shares used in computing net loss
    per share                           6,564      7,811       7,188      7,811
                                      -------    -------     -------    -------
                                      -------    -------     -------    -------


                                  See accompanying notes.

                                 AFFYMETRIX, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
              Increase (decrease) in cash and cash equivalents
                              (Dollars in thousands)



                                                                 Six months ended June 30,
                                                                 -------------------------
Cash flows from operating activities:                                 1996        1995
                                                                   --------     -------

    Net loss                                                       $ (7,698)    $(5,052)
    Adjustments to reconcile net loss to net cash used in
         operating activities:
              Depreciation and amortization                            1,197        330
              Amortization of investment premiums, net                 (637)        103
              Loss on disposal of equipment                              62           0
    Change in operating assets and liabilities:
              Accounts receivable                                        77        (291)
              Inventories                                              (880)          0
              Other current assets                                     (392)       (143)
              Other assets                                                0         (41)
              Accounts payable and other accrued liabilities          1,553       1,063
              Deferred revenue                                         (322)         38
                                                                   --------     -------
              Net cash used in operating activities                  (7,440)     (3,993)

Cash flows from investing activities:
         Capital expenditures                                        (1,236)     (1,699)
         Proceeds from the sale of short-term investments            12,460       2,707
         Proceeds from maturities of short-term investments           2,157           0
         Purchases of short-term investments                        (70,383)     (3,511)
                                                                   --------     -------
              Net cash used in investing activities                 (57,002)     (2,503)

Cash flows from financing activities:
         Issuance of preferred/common stock                          83,362         152
         Principal payments on capital lease obligation                 (92)        (84)
                                                                   --------     -------
              Net cash provided by financing activities              83,270          68

Net increase/(decrease) in cash and cash equivalents                 18,828      (6,428)
Cash and cash equivalents at beginning of period                      2,481       6,659
                                                                   --------     -------
Cash and cash equivalents at end of period                         $ 21,309     $   231
                                                                   --------     -------
                                                                   --------     -------


                             See accompanying notes.

                                   AFFYMETRIX, INC.
                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    JUNE 30, 1996
                                     (Unaudited)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and notes thereto included in the Registration Statement on Form S-1 filed on April 15, 1996, as amended, by Affymetrix, Inc. ("Affymetrix" or the "Company").

DEVELOPMENT STAGE

Through March 31, 1996, the Company was in the development stage. In April 1996, the Company commenced commercial sales of the GeneChip system and an HIV probe array for research use. Therefore, the Company is no longer considered to be in the development stage.

REVENUE RECOGNITION

Contract and grant revenue is recorded as earned as defined within the specific agreements. Payments received in advance under these arrangements are recorded as deferred revenue until earned. Direct costs associated with these contracts and grants are reported as research and development expense. Product revenue is recognized upon shipment. Certain reserves are also recorded upon product shipment.

PRO FORMA NET LOSS PER SHARE

Pro forma net loss per share information is as follows:



                                          Three Months Ended             Six Months Ended
                                                 June 30,                     June 30,
                                        ----------------------        ----------------------
                                          1996           1995           1996           1995
                                        -------        -------        -------        -------
        Pro forma net loss per share    $ (0.21)       $ (0.16)       $ (0.43)       $ (0.29)
                                        -------        -------        -------        -------
                                        -------        -------        -------        -------




                                          Three Months Ended             Six Months Ended
                                                 June 30,                     June 30,
                                        ----------------------        ----------------------
                                          1996           1995           1996           1995
                                        -------        -------        -------        -------
Shares used in computing pro forma
    net loss per share (in thousands)    17,900         17,664         17,782         17,663
                                        -------        -------        -------        -------
                                        -------        -------        -------        -------



2.  CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

As of June 30, 1996 and December 31, 1995, debt securities held by the Company are classified as available-for-sale and are carried at fair value with unrealized gains and losses reported in shareholders' equity.

The following is a summary of available-for-sale securities as of December 31, 1995 (in thousands):


                                                   Gross       Gross      Estimated
                                                Unrealized   Unrealized     Fair
                                      Cost         Gains       Losses       Value
                                   ----------   ----------   ----------  ----------
U.S. Government obligations:       $   38,115    $    309       $ 27     $   38,397
                                   ----------   ----------   ----------  ----------
                                   ----------   ----------   ----------  ----------
    Amounts included in:
         cash equivalents          $    1,995    $     --       $ --     $    1,995
         short-term investments        36,120         309         27         36,402
                                   ----------   ----------   ----------  ----------

         Total securities          $   38,115    $    309       $ 27     $   38,397
                                   ----------   ----------   ----------  ----------
                                   ----------   ----------   ----------  ----------



The following is a summary of available-for-sale securities as of June 30, 1996 (in thousands):


                                                   Gross       Gross      Estimated
                                                Unrealized   Unrealized     Fair
                                      Cost         Gains       Losses       Value
                                   ----------   ----------   ----------  ----------
U.S. Government obligations:       $  101,189   $      116   $      108  $  101,197
U.S. Corporate securities:             10,114           --           --      10,114
                                   ----------   ----------   ----------  ----------

         Total securities          $  111,303   $      116   $      108  $  111,311
                                   ----------   ----------   ----------  ----------
                                   ----------   ----------   ----------  ----------

    Amounts included in:
         cash equivalents          $   18,778   $       --   $       --  $   18,778
         short-term investments        92,525          116          108      92,533
                                   ----------   ----------   ----------  ----------

         Total securities          $  111,303   $      116   $      108  $  111,311
                                   ----------   ----------   ----------  ----------
                                   ----------   ----------   ----------  ----------


The gross realized gains and gross realized losses on sales of available-for-sale securities were immaterial for the year ended December 31, 1995 and six months ended June 30, 1996.

The following is a summary of the amortized cost and estimated fair value of available-for-sale securities at June 30, 1996, by contractual maturity (in thousands):


                                              Amortized cost    Estimated fair value
                                              --------------    --------------------

Mature in one year or less                     $    51,823         $    51,837

Mature after one year through three years           59,480              59,474
                                              --------------    --------------------

    Total                                      $   111,303         $   111,311
                                              --------------    --------------------
                                              --------------    --------------------



3.  INVENTORIES

Inventories consist of the following (in thousands):


                                   June 30,          December 31,
                                     1996                1995
                                   ----------        ------------

               Raw material        $      252          $      0
               Work in process             93                 0
               Finished goods           1,205               670
                                   ----------        ------------

                    Total          $    1,550          $    670
                                   ----------        ------------
                                   ----------        ------------



4.  SHAREHOLDERS' EQUITY

The Company's initial public offering on June 6, 1996 generated net proceeds of approximately $83.0 million from the sale of 6.0 million shares. On July 5, 1996, the Company's underwriters purchased 153,000 shares pursuant to the over-allotment option, for additional net proceeds of $2.1 million. The Company had 22.3 million shares outstanding at June 30, 1996.

PART 1.  FINANCIAL INFORMATION
ITEM 2.


                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This Management's Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 1996 and for the three and six month periods ended June 30, 1996 and 1995 should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Registration Statement on Form S-1 filed on April 15, 1996, as amended.

The following discussion contains forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected, including the factors set forth below under "Risk Factors". These forward looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement are based.

OVERVIEW

Affymetrix is developing GeneChip-TM- systems and related applications and technologies for the acquisition, analysis and management of complex genetic information. The business and operations of the Company were commenced in 1991 by Affymax N.V. ("Affymax") and were initially conducted within Affymax. In March 1992, the Company was incorporated as a California corporation and wholly-owned subsidiary of Affymax. In September 1993, the Company issued equity securities through a private financing of approximately $21 million that reduced Affymax' ownership to approximately 65%. In March 1995, Glaxo plc, now Glaxo Wellcome plc ("Glaxo") acquired Affymax, including its then majority ownership interest in Affymetrix. In August 1995, the Company issued equity securities through a second private financing of approximately $39 million, reducing Affymax' percentage ownership to approximately 46%. As a result of the Company's initial public offering of approximately 6 million shares in June 1996, Glaxo indirectly owns approximately 34% of Affymetrix.

The Company has a limited operating history that, to date, has focused primarily on the development of its technology. Based on its GeneChip technology platform, the Company is developing a portfolio of products for academic research centers, pharmaceutical and biotechnology companies and reference laboratories. The Company commercially introduced its first product, the GeneChip system and the HIV probe array for research only, in April 1996. Failure of the Company to successfully develop, manufacture and market additional products over the next several years or to realize product revenues would have a material adverse effect on the Company's business, financial condition and results of operations.

RESULTS OF OPERATIONS

   THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

Product revenue from the commercial launch of the GeneChip system and HIV probe array was $436,000 and $457,000 for the three and six months ended June 30, 1996, respectively, compared to no product revenue in the three and six months ended June 30, 1995. Contract and grant revenue increased to $1.9 million for the three months ended June 30, 1996 from $1.2 million for the three months ended June 30, 1995. Contract and grant revenue increased 58% to $3.3 million for the six months ended June 30, 1996 from $2.1 million for the six months ended June 30, 1995. The increase was primarily due to an increase in funding from the National Institute of Standards and Technology's Advanced Technology Program grant.

Cost of product revenue was $606,000 and $707,000 for the three and six months ended June 30, 1996, respectively, compared to no cost of product revenue for the three and six months ended June 30, 1995. Negative margins during the current quarter reflect scale-up costs of production and certain reserves associated with the shipment of GeneChip systems.

Research and development expenses increased to $4.2 million and $8.3 million for the three and six months ended June 30, 1996, respectively, compared to $3.1 million and $5.4 million for the same periods ending June 30, 1995. The increase in research and development expenses was attributable primarily to the hiring of additional research and development personnel, cost of instrumentation shipped to collaborative partners, and increased purchases of research supplies. The Company expects research and development spending to increase over the next several years as product development and core research efforts expand.

General and administrative expenses increased to $1.9 million for the three months ended June 30, 1996 compared to $979,000 for the three months ended June 30, 1995. General and administrative expenses increased to $3.6 million for the six months ended June 30, 1996 compared to $1.7 million for the six months ended June 30, 1995. The increase in general and administrative expenses was attributable primarily to the hiring of additional management personnel and the incurring of legal and other professional fees in connection with the overall scale-up of the Company's operations and business development efforts. General and administrative expenses are expected to continue to increase as the Company expands sales and marketing and adds management and support staff.

Net interest income was $665,000 and $1.2 million for the three and six months ended June 30, 1996, respectively. This compares to net interest expense of $9,000 for the three months ended June 30, 1995 and net interest income of $15,000 for the six months ended June 30, 1995. The increase in net interest income was primarily attributable to increased investment balances due to equity financings in August 1995 and June 1996.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations primarily through the sale of equity securities, contributions from Affymax, government grants, collaborative agreements, and issuances of convertible debt. Through June 30, 1996, the Company has received net cash of $155.6 million from financing activities since inception, consisting principally of approximately $136.5 million from equity financings, $10.6 million from contributions by Affymax, $7.2 million from the issuance of convertible notes, and $1.3 million in lease financing.

As of June 30, 1996, the Company's cash, cash equivalents, and short-term investments were $113.8 million compared to $38.9 million at December 31, 1995. The increase is primarily attributable to the receipt of approximately $83.0 million in net proceeds from the Company's initial public offering in June 1996, offset by net cash outlays of $8.7 million related to operating and investing activities.

The Company expects its capital requirements to increase significantly over the next several years as it expands its facilities and acquires scientific equipment to support manufacturing and research and development efforts. The Company's long-term capital expenditure requirements will depend on numerous factors, including the progress of its research and development programs; the development of commercial scale manufacturing capabilities; the ability of Affymetrix to maintain existing collaborative arrangements and establish and maintain new collaborative arrangements; the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; the effectiveness of product commercialization activities and arrangements; and other factors.

RISK FACTORS

The following factors, among others, could affect the Company's actual future results, including its product sales, expenses and capital requirements, and could cause them to differ from any forward looking statements made by or on behalf of the Company.

   EARLY STAGE OF DEVELOPMENT

The Company is at an early stage of development. The Company has not commercialized significant quantities of products based on its technologies. Substantially all of the Company's revenues have been derived from payments from collaborative research and development agreements and government research grants.

The Company's GeneChip system and other potential products will require significant additional development and investment, including testing to further validate performance and demonstrate cost effectiveness. While the Company's initial product sales for research use have not required regulatory approval, the Company expects that such approval will be required in the future. The Company may need to undertake costly and time-consuming efforts to obtain this approval. There can be no assurance that any products will be successfully developed, be proven to be accurate and efficacious in any markets, meet applicable regulatory standards in a timely manner or at all, be protected from competition by others, avoid infringing the proprietary rights of others, be manufactured in sufficient quantities or at reasonable costs, or be marketed successfully.

The Company has experienced significant operating losses since inception and expects these losses to continue for at least the next several years. Whether the Company can successfully manage the transition to a commercial-scale enterprise will depend upon a number of factors including establishing its commercial manufacturing capability, developing its marketing capabilities, establishing a direct sales force and entering into collaborative arrangements to market its products. Failure to make such a transition successfully would have a material adverse effect on the Company's business, financial condition and results of operations.

   UNCERTAINTIES RELATING TO TECHNOLOGICAL APPROACHES; NEED FOR ADDITIONAL RESEARCH AND DEVELOPMENT

The Company intends to develop its GeneChip system for genomics and diagnostics applications. The GeneChip system involves several new technologies, including a complex chemical synthesis process necessary to create DNA probe arrays. There can be no assurance that technicians will not experience difficulties with the system that would prevent or limit its use. The instrumentation and software that comprise the GeneChip system are new and have not been previously used in commercial applications. As the system is used, it is possible that previously unrecognized defects will emerge. Further, in order for the Company to address new applications for the GeneChip system, the Company may be required to reduce the size of its probe arrays, increase the number of features on these arrays, develop instruments capable of processing the information from such probe arrays, and design software capable of managing such information. There can be no assurance that the Company will be capable of validating or achieving the improvements in the components of the GeneChip system necessary for its successful commercialization. The Company's GeneChip technology will also need to compete against well-established techniques and enhancements to such techniques for analyzing genes and for diagnostics. There can be no assurance that the GeneChip system will replace or compete successfully against existing techniques and instruments. Furthermore, there can be no assurance that the Company's GeneChip technology will be useful in providing information on the function of genes or for the analysis of larger sequences of genes.

The development of diagnostic and therapeutic products based on the Company's technologies will be subject to the risks of failure inherent in the development of products based on new technologies. These risks include possibilities that any products based on these technologies will be found to be ineffective, unreliable or unsafe, or otherwise fail to receive necessary regulatory clearances; that products will be difficult to manufacture on a large scale or will be uneconomical to market; that proprietary rights of third parties will preclude the Company or its collaborative partners from marketing products; or that third parties will market superior or equivalent products.

   UNCERTAINTY OF MARKET ACCEPTANCE

The commercial success of the Company's GeneChip system will depend upon market acceptance by academic research centers, pharmaceutical and biotechnology companies and reference laboratories. Market acceptance will depend on many factors, including convincing researchers that the GeneChip system is an attractive alternative to current technologies for the acquisition, analysis and management of genetic information; the receipt of regulatory clearances in the United States, Europe, Japan and elsewhere; the need for laboratories to license other technologies, such as amplification technologies that may be required to use the GeneChip system for certain applications; and the availability of new proprietary markers that may be important to the diagnosis, monitoring and treatment of disease for incorporation on the Company's probe arrays. Market acceptance may be adversely affected by ethical concerns that may limit the use of the GeneChip system for certain diagnostic applications or the analysis of genetic information.

Potential customers of the GeneChip system will need to acquire the Company's fluidics station and probe array scanner in order to utilize the DNA probe arrays. The cost of this instrumentation may deter certain potential customers from purchasing probe arrays. The Company may be required to discount the price of its GeneChip system in order to place the system with customers. The failure of the Company to place sufficient quantities of the instruments for the GeneChip system would have a material adverse effect on its ability to sell the disposable probe arrays.

The Company expects that its customers will be concentrated in a small number of academic research centers, pharmaceutical and biotechnology companies and reference laboratories. As a result, the Company's financial performance may depend on large orders from a limited number of customers. There are only three major reference laboratories in the United States, two of which are associated with large pharmaceutical companies. There can be no assurance that the Company will be able to successfully market the GeneChip system to reference laboratories or that the affiliation of these laboratories with pharmaceutical companies will not adversely affect their decision to purchase GeneChip systems. The Company's dependence on sales to a few large reference laboratories may also strengthen the purchasing leverage of these potential customers, which could reduce the sales price of the GeneChip system. Also, the Company believes that the sales cycle for the GeneChip system will be lengthy due to the need to educate potential customers about its characteristics. The failure of the Company to gain additional customers, the loss of any customer or a significant reduction in the level of sales to any customer would have a material adverse effect on the Company's business, financial condition and results of operations.

   UNCERTAINTIES RELATED TO THE HIV PROBE ARRAY

The first commercial application of the Company's GeneChip system is an HIV probe array designed to detect mutations in HIV, the virus that causes AIDS. The HIV probe array provides sequence information from the reverse transcriptase and protease genes of HIV and the system includes a fluidics station, a scanner and related software. In April 1996, the Company introduced the HIV probe array for research purposes only. The Company has placed only a limited number of HIV probe arrays at customer sites to date, all in the United States. These systems have been in operation for only a limited period of time, and their accuracy and efficacy have not been fully demonstrated. There are other uncertainties relating to the system, including that the Company has no prior experience in introducing a commercial product, that technicians may encounter difficulties with the system that would prevent or limit its use, and that the Company will rely on third parties to manufacture and service its instruments. Furthermore, there can be no assurance that the accuracy of the HIV probe array in providing sequence information from HIV will be better than current technologies, such as gel-based sequencing techniques.

As new therapies and combinations of therapies for treating HIV are employed, new mutations in the HIV genome may be discovered that would require the Company to redesign its current probe array or develop new probe arrays or such therapies may eliminate the need for the Company's HIV probe array entirely. Advanced therapies could be discovered that target other components of the virus or which do not generate drug resistance. In addition, cost containment pressures for treating HIV patients may limit the price the Company may be able to charge potential customers for its HIV probe array. There can be no assurance that the HIV probe array will provide useful diagnostic and monitoring information, that it will operate without difficulties, that technicians will have adequate training to use the system, or that the Company will not experience manufacturing or marketing difficulties selling the HIV probe array to academic research centers, pharmaceutical and biotechnology companies and reference laboratories. Furthermore, there can be no assurance that the HIV probe array will gain regulatory approval for clinical use. The Company's product revenues in the near term are dependent upon the commercialization of the HIV probe array. There can be no assurance that these revenues will be realized in the near term, or at all. Failure of the Company to successfully commercialize the HIV probe array could have a material adverse effect on the Company's business, financial condition and results of operations, and may adversely affect the Company's ability to commercialize any future products it may develop.

   HISTORY OF LOSSES AND EXPECTATION OF FUTURE LOSSES

The Company has incurred operating losses in each year since its inception, including net losses of approximately $10.7 million during the year ended December 31, 1995, and, at June 30, 1996, the Company had an accumulated deficit of approximately $40.2 million. The Company's losses have resulted principally from costs incurred in research and development and from general and administrative costs associated with the Company's operations. These costs have exceeded the Company's interest income and revenues. To date, revenues have been generated principally from collaborative research and development agreements and government research grants. The Company expects to incur substantial additional operating losses over the next several years as a result of increases in its expenses for research and product development, manufacturing scale-up, expansion of sales and marketing and capital expenditures.

   PROFITABILITY UNCERTAIN

The Company has experienced substantial operating losses and has never been profitable. The Company's future gross margins, if any, will be dependent on, among other factors, the Company's ability to cost-effectively manufacture the GeneChip system, product mix and the degree of price discounts required to market its products to academic research centers, pharmaceutical and biotechnology companies and reference laboratories. The amount of future operating losses and time required by the Company to reach profitability, if ever, are highly uncertain. The Company's ability to generate significant revenues and become profitable is dependent in large part on the ability of the Company to enter into additional collaborative arrangements and on the ability of the Company and its collaborative partners to successfully commercialize products developed under the collaborations. In addition, delays in receipt of any necessary regulatory approvals by the Company or its collaborators, or receipt of approvals by competitors, could adversely affect the successful commercialization of the Company's technologies.

   FLUCTUATIONS IN OPERATING RESULTS

The Company's quarterly operating results will depend upon the volume and timing of orders for GeneChip systems and probe arrays received and delivered during the quarter, variations in payments under collaborative agreements, including milestones, royalties, license fees, and other contract revenues, and the timing of new product introductions by the Company. The Company's quarterly operating results may also fluctuate significantly depending on other factors, including the introduction of new products by the Company's competitors; regulatory actions; market acceptance of the GeneChip system and other potential products; investment in new technologies; changes in manufacturing capacity; variations in gross margins of the Company's products; the cost, quality and availability of reagents and components; the mix of products sold; changes in government funding; and third-party reimbursement policies.

   INTENSE COMPETITION; RAPID TECHNOLOGICAL CHANGE

Competition in genomics and diagnostics is intense and expected to increase. Further, the technologies for discovering genes associated with significant diseases and approaches for commercializing those discoveries are new and rapidly evolving.

Currently, the Company's principal competition comes from existing technologies that are used to perform many of the same functions for which the Company plans to market its GeneChip systems. In the diagnostic field, these technologies are provided by established diagnostic companies, such as Abbott Laboratories, Boehringer Mannheim GmbH, Hoffmann-LaRoche, Inc., Johnson & Johnson and SmithKline Beecham plc. These technologies include a variety of established assays, such as immunoassays, histochemistry, flow cytometry and culture, and newer DNA probe diagnostics to analyze certain amounts of genetic information. In the genomics field, competitive technologies include gel-based sequencing using instruments provided by companies such as the Applied Biosystems division of Perkin Elmer and Pharmacia Biotech AB. In order to compete against existing technologies, the Company will need to demonstrate to potential customers that the GeneChip system provides improved performance and capabilities.

The market for diagnostic products derived from gene discovery is currently limited and will be highly competitive. Many companies are developing and marketing DNA probe tests for genetic and other diseases. Other companies are conducting research on new technologies for diagnostic tests based on advances in genetic information. Established diagnostic companies could provide significant competition to the Company through the development of new products. These companies have the strategic commitment to diagnostics, the financial and other resources to invest in new technologies, substantial intellectual property portfolios, substantial experience in new product development, regulatory expertise, manufacturing capabilities and the distribution channels to deliver products to customers. These companies also have an installed base of instruments in several markets, including clinical and reference laboratories, which are not compatible with the GeneChip system. In addition, these companies have formed alliances with genomics companies which provide them access to genetic information that may be incorporated into their diagnostic tests.

In the genomics field, future competition will likely come from existing competitors as well as other companies seeking to develop new technologies for sequencing and analyzing genetic information. In addition, pharmaceutical and biotechnology companies, such as Genome Therapeutics Corporation, Human Genome Sciences, Inc., Incyte Pharmaceuticals, Inc., Millennium Pharmaceuticals, Inc., Myriad Genetics, Inc. and Sequana Therapeutics, Inc. have significant needs for genomic information and may choose to develop or acquire competing technologies to meet these needs.

Genomics and diagnostic technologies have undergone and are expected to continue to undergo rapid and significant change. The Company's future success will depend in large part on its ability to maintain a competitive position with respect to these technologies. Rapid technological development by the Company or others may result in products or technologies becoming obsolete. In addition, products offered by the Company would be made obsolete by less expensive or more effective tests based on other technologies or by new therapeutic or prophylactic agents that obviate the need for diagnostic and monitoring information. There is no assurance that the Company will be able to make the enhancements to its technology necessary to compete successfully with newly emerging technologies.

   DEPENDENCE UPON COLLABORATIVE PARTNERS

An important element of the Company's business strategy involves collaborations with pharmaceutical, diagnostic and biotechnology companies that have discovered genes and may seek to use the Company's technologies to discover genetic mutations or develop diagnostic and therapeutic products. The Company has significant collaborations with Hewlett-Packard Company ("HP") and Genetics Institute, Inc. ("GI").

In November 1994, the Company entered into a collaborative agreement with HP to develop an advanced scanner for use with the GeneChip probe arrays. The HP scanner is currently under development and, in 1997 the Company expects that HP will be the sole source of its scanners. Accordingly, if the HP scanner does not become available on a timely basis or fails to meet its performance and cost specifications, it would have a material adverse effect on the Company's business.

The Company has two agreements with GI, dated November 1994 and December 1995, relating to use of GeneChip technology to measure gene expression in order for GI to develop new therapeutic proteins. If GI is not successful in using the GeneChip technology or if the Company fails to maintain a satisfactory relationship with GI, the Company could lose significant revenues and its ability to obtain additional collaborations with other companies would be impaired.

The Company has received a substantial portion of its revenues since inception from its collaborative partners and intends to enter into collaborative arrangements with other companies to apply its technology, fund development, commercialize potential future products, and assist in obtaining regulatory approval. There can be no assurance that any of the Company's present or future collaborative partners will perform their obligations as expected or will devote sufficient resources to the development, clinical testing or marketing of the Company's potential products developed under the collaborations. Any parallel development by a partner of alternative technologies or components of the GeneChip system, preclusion of the Company from entering into competitive arrangements, failure to obtain timely regulatory approvals, premature termination of an agreement, or failure by a partner to devote sufficient resources to the development and commercialization of the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company's agreements with consultants and collaborators are complex. There may be provisions within such agreements which give rise to disputes regarding the rights and obligations of the parties. These and other possible disagreements could lead to delays in collaborative research, development or commercialization of certain products, or could require or result in litigation or arbitration, which would be time-consuming and expensive, and could have a material adverse effect on the Company's business, financial condition and results of operations.

There can be no assurance that the Company will be able to negotiate future collaborative arrangements on acceptable terms, if at all, or that such collaborations will be successful.

   NEED FOR ADDITIONAL FUNDING; UNCERTAINTY OF ACCESS TO CAPITAL

The Company anticipates that its existing capital resources, together with the net proceeds from the recently completed initial public offering and interest earned thereon, will enable it to maintain currently planned operations through at least 1998. However, this expectation is based on the Company's current operating plan, which could change as a result of many factors, and the Company could require additional funding sooner than anticipated. In addition, the Company may choose to raise additional capital due to market conditions or strategic considerations even if it has sufficient funds for its operating plan. The Company's requirements for additional capital will be substantial and will depend on many factors, including payments received under existing and possible future collaborative agreements; the availability of government research grant payments; the progress of the Company's collaborative and independent research and development projects; the costs of preclinical and clinical trials for the Company's products; the prosecution, defense and enforcement of patent claims and other intellectual property rights; and development of manufacturing, marketing and sales capabilities. The Company has no credit facility or other committed sources of capital. To the extent capital resources are insufficient to meet future capital requirements, the Company will have to raise additional funds to continue the development of its technologies. There can be no assurance that such funds will be available on favorable terms, or at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to the Company's shareholders. If adequate funds are not available, the Company may be required to curtail operations significantly or to obtain funds through entering into collaboration agreements on unattractive terms. The Company's inability to raise capital would have a material effect on the Company's business, financial condition and results of operations.

   ETHICAL, LEGAL AND SOCIAL IMPLICATIONS OF GENETIC PREDISPOSITION TESTING

The Company's success will depend in part upon the Company's ability to develop genetic tests for genes discovered by the Company and others. Genetic tests, such as certain of the Company's GeneChip tests, may be difficult to perform and interpret and may lead to misinformation or misdiagnosis. Further, even when a genetic test identifies the existence of a mutation in an individual, the interpretation of the result is often limited to the identification of a statistical probability that the tested individual will develop the disease or condition for which the test is performed. In addition, once available, such tests may be subject to ethical concerns or reluctance to administer or pay for tests for conditions that are not treatable. Further, it is possible that gene-based diagnostic tests marketed by other companies could encounter specific difficulties, resulting in societal and governmental concerns regarding genetic testing.

The prospect of broadly available genetic predisposition testing has raised issues regarding the appropriate utilization and the confidentiality of information provided by such testing. It is possible that discrimination by insurance companies could occur through the raising of premiums by insurers to prohibitive levels, outright cancellation of insurance or unwillingness to provide coverage to patients shown to have a genetic predisposition to a particular disease. In addition, employers could discriminate against employees with a positive genetic predisposition due to the increased risk for disease resulting in possible cost increases for health insurance and the potential for lost employment time. Finally, governmental authorities could, for social or other purposes, limit the use of genetic testing or prohibit testing for genetic predisposition to certain conditions which could adversely affect the use of the Company's products. There can be no assurance that ethical concerns about genetic testing will not materially adversely affect market acceptance of the Company's GeneChip system.

   LIMITED MANUFACTURING CAPABILITY; SOLE SOURCE SUPPLIERS

The Company has limited experience manufacturing products for commercial purposes. To date, the Company has a small scale facility providing limited quantities of probe arrays for internal and collaborative purposes and initial sales of the GeneChip system to the research market. To achieve the production levels of probe arrays necessary for successful commercialization of its products, the Company will need to scale-up its manufacturing facilities and establish automated manufacturing capabilities. The Company may also need to comply with the current good manufacturing practices ("GMP") prescribed by the United States Food and Drug Administration ("FDA") for sale of products in the United States, ISO standards for sale of products in Europe, as well as other standards prescribed by various federal, state and local regulatory agencies in the United States and other countries. Although the Company does not currently need to comply with GMP to manufacture probe arrays and related instrumentation for sale for research purposes, it may need to be GMP compliant to sell these products to clinical reference laboratories, and it will need to be compliant to sell these products for clinical use. There can be no assurance that manufacturing and quality control problems will not arise as the Company attempts to scale-up its manufacturing facilities or that such scale-up can be achieved in a timely manner or at commercially reasonable costs.

The Company's probe array manufacturing process is complex and involves a number of technologies that have never before been combined in the manufacture of a single product. The Company tests only selected probe arrays from each wafer and only selected probes on each probe array. It is therefore possible that defective probe arrays might not be identified before they are shipped. The Company therefore relies on quality control procedures, including controls on the manufacturing process and sample testing, to verify the correct completion of the manufacturing process. In addition, there may be certain aspects of the Company's manufacturing that are not fully understood and cannot be readily replicated for commercial use. If the Company is unable to manufacture probe arrays on a timely basis because of these or other factors, its business, financial condition and results of operations could be adversely affected.

As the Company's technologies evolve, new manufacturing techniques and systems will be required. For example, it is anticipated that batch processing systems will be needed to meet the Company's future probe array manufacturing needs. Further, as products requiring increased density are developed, miniaturization of the features on the arrays will be necessary, requiring new or modified manufacturing equipment and processes. Further, the Company's manufacturing equipment requires significant capital investment. The Company will rely on a single manufacturing facility for its probe arrays for the foreseeable future. This manufacturing facility is subject to natural disasters such as earthquakes and floods. The former are of particular significance since the manufacturing facility is located in an earthquake prone area. In the event that its manufacturing facility were to be affected by accidental or natural disasters, the Company would be unable to manufacture products for sale until the facility was replaced or restored to operation.

Certain key parts of the GeneChip system, such as the probe array scanner, the fluidics station, and certain reagents, are currently available only from a single source or a few sources. The Company currently obtains the scanner for its GeneChip probe arrays from Molecular Dynamics, Inc. ("Molecular Dynamics"). The Company is dependent on Molecular Dynamics for quality testing and service of this instrument. The Company has entered into an agreement with HP to supply a new scanner for the GeneChip system, which the Company expects to be available for commercialization in 1997. The Company's ability to commercialize a probe array with more features is dependent upon successful development of the HP scanner. The Company has contracted with RELA, Inc. ("RELA"), a private company, to supply the fluidics station that is part of the GeneChip system. The fluidics stations for the initial GeneChip systems were prototypes manufactured by the Company and not supplied by RELA. No assurance can be given that probe array scanners, fluidics stations or reagents will be available in commercial quantities at acceptable costs. If the Company is required to seek alternative sources of supply, it could be time consuming and expensive. In addition, the Company is dependent on its vendors to provide components of appropriate quality and reliability and to meet applicable regulatory requirements. Consequently, in the event that supplies from these suppliers were delayed or interrupted for any reason, the Company's ability to develop and supply its products could be impaired, which could have a material adverse effect on the Company's business, financial condition and results of operations.

The GeneChip system is a complex set of instruments and includes DNA probe arrays, which are produced in an innovative and complicated manufacturing process. During the beta testing phase of the GeneChip system's development, the Company and its vendors have encountered and addressed a number of technical problems, including software failures, improper alignment of probe array wafers, valve and tube failures in the fluidics station, sensor wiring issues and scanner control problems. Due to the complexity and lack of operating history of these products, the Company anticipates that additional technical problems may occur or be discovered as more systems are placed into operation. If these problems cannot be readily addressed, they could cause delays in shipments, warranty expenses and damages to customer relationships, which would have a material adverse effect on the Company's business, financial condition and results of operations.

   LIMITED SALES AND MARKETING EXPERIENCE

The Company does not have a direct sales force and has only limited experience in sales and marketing. As of June 30, 1996, the Company had placed fourteen GeneChip systems, of which only a portion had been sold. The Company has not placed any of its GeneChip systems outside the United States. The Company intends to market its products to academic research centers, pharmaceutical and biotechnology companies and reference laboratories. The Company intends to market diagnostic tests through a direct sales force to its potential customers for research use only. The Company intends to market the GeneChip system for genomic applications through collaborations with pharmaceutical and biotechnology companies. The Company anticipates a long sales cycle to market the GeneChip system to its potential customers. The Company will be required to enter into collaboration or distribution arrangements to commercialize its products outside the United States. There can be no assurance that the Company will be able to establish a direct sales force or to establish collaborative or distribution arrangements to market its products. Failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations.

   UNCERTAINTIES RELATED TO GOVERNMENT FUNDING

A significant portion of the Company's products for research use are likely to be sold to universities, government research laboratories, private foundations and other institutions where funding is dependent upon grants from government agencies such as the National Institutes of Health ("NIH"). Research funding by the government, however, may be significantly reduced under several budget proposals being discussed by the United States Congress. Any such reduction may materially affect the ability of the Company's prospective research customers to purchase the Company's products for research use.

The Company has received and expects to continue to receive significant funds under various United States Government research and technology programs. While the programs are generally multi-year awards, they are subject to a yearly appropriations process in the United States Congress. Proposed legislation being debated in the United States Congress would eliminate or reduce the program under which the Company's Advanced Technology Program ("ATP") grant is funded by the Department of Commerce. There can be no assurance that the Company will receive the entire $20.8 million of funding designated for it under the ATP grant, and termination of the ATP grant could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company's grants from the Departments of Commerce and Energy and the NIH give the government certain rights to license for its own use inventions resulting from funded work. There can be no assurance that the Company's proprietary position will not be adversely affected should the government exercise these rights.

   UNCERTAINTIES RELATED TO THIRD-PARTY REIMBURSEMENT

The Company's ability to successfully commercialize its products may depend on the Company's ability to obtain adequate levels of third-party reimbursement for use of certain diagnostic tests in the United States, Europe and other countries. Currently, availability of third-party reimbursement is limited and uncertain for genetic tests.

In the United States, the cost of medical care is funded, in substantial part, by government insurance programs, such as Medicare and Medicaid, and private and corporate health insurance plans. Third-party payors may deny reimbursement if they determine that a prescribed device or diagnostic test has not received appropriate FDA or other governmental regulatory clearances, is not used in accordance with cost-effective treatment methods as determined by the payor, or is experimental, unnecessary or inappropriate. The Company's ability to commercialize certain of its products successfully may depend on the extent to which appropriate reimbursement levels for the costs of such products and related treatment are obtained from government authorities, private health insurers and other organizations, such as health maintenance organizations ("HMOs"). Third-party payors are increasingly challenging the prices charged for medical products and services. The trend towards managed health care in the United States and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or reduce government insurance programs, may all result in lower prices for certain of the Company's products. The cost containment measures that health care providers are instituting and the results of any health care reform could have an adverse effect on the Company's ability to sell certain of its products and may have a material adverse effect on the Company's business, financial condition and results of operations.

   GOVERNMENT REGULATION; NO ASSURANCE OF REGULATORY APPROVAL

The Company anticipates the manufacturing, labeling, distribution and marketing of some or all of the Company's diagnostic products will be subject to regulation in the United States and in certain other countries.

In the United States, the FDA regulates, as medical devices, most diagnostic tests and IN VITRO reagents that are marketed as finished test kits or equipment. Some clinical laboratories, however, purchase individual reagents intended for specific analytes, and develop and prepare their own finished diagnostic tests. Although the FDA has not generally exercised regulatory authority over these individual reagents or the finished tests prepared from them by the clinical laboratories. The FDA has recently proposed a rule that, if adopted, would regulate the reagents sold to clinical laboratories as medical devices. The proposed rule would also restrict sales of these reagents to clinical laboratories certified under Clinical Laboratory Improvement Amendments of 1988 as high complexity testing laboratories. The Company intends to market some diagnostic products as finished test kits or equipment and others as individual reagents; consequently, some or all of these products will be regulated as medical devices.

Medical devices generally require FDA approval or clearance prior to marketing in the United States. The process of obtaining FDA clearances or approvals necessary to market medical devices can be time-consuming, expensive and uncertain, and there can be no assurance that any clearance or approval sought by the Company will be granted or that FDA review will not involve delays, adversely affecting the marketing and sale of the Company's products. Further, clearance or approval may place substantial restrictions on the indications for which the product may be marketed or to whom it may be marketed. Additionally, there can be no assurance that FDA will not request additional data or request that the Company conduct further clinical studies.

If approval or clearance is obtained, the Company will be subject to continuing FDA obligations. When manufacturing medical devices, the Company will be required to adhere to regulations setting forth current GMP, which require that the Company manufacture its products and maintain its records in a prescribed manner with respect to manufacturing, testing and quality control activities. In addition, among other requirements, the Company will be required to comply with FDA requirements for labeling and promotion of its medical devices. Further, if the Company wanted to make changes on a product after FDA clearance or approval, including changes in indications or intended use or other significant modifications to labeling, manufacturing or product design, additional clearances or approvals would be required from the FDA.

Failure to obtain required regulatory approval or clearance or failure to obtain timely approval or clearance, or the imposition of stringent labeling or sales restrictions on the Company's products, could have a material adverse effect on the Company. In addition, failure to comply with applicable regulatory requirements could subject the Company to enforcement action, including product seizures, recalls, withdrawal of clearances or approvals, restrictions on or injunctions against marketing the Company's products, and civil and criminal penalties, any one or more of which could have a material adverse effect on the Company.

Medical device laws and regulations are also in effect in many countries outside the United States. These range from comprehensive device approval requirements for some or all of the Company's medical device products to requests for product data or certifications. The number and scope of these requirements are increasing. Failure to comply with applicable state and foreign medical device laws and regulations may have a material adverse effect on the Company's business, financial condition and results of operations.

The Company is also subject to numerous environmental and safety laws and regulations, including those governing the use and disposal of hazardous materials. Any violation of, and the cost of compliance with, these regulations could adversely affect the Company's operations.

   DEPENDENCE ON PROPRIETARY TECHNOLOGY AND UNPREDICTABILITY OF PATENT
PROTECTION

Affymetrix depends upon patents to protect its proprietary technologies, including those patents assigned to Affymetrix and those licensed to Affymetrix. Many of these patents and applications have been filed and/or issued in one or more foreign countries. Affymetrix also relies upon those patents, copyright protection, trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain its competitive position. The Company's success will depend in part on its ability to obtain patent protection for its products and processes, to preserve its copyright and trade secrets and to operate without infringing the proprietary rights of third parties.

The Company is party to various license option agreements (including agreements with Affymax, Stanford University and the University of California) which give it rights to use certain technologies. Failure of the Company to maintain rights to such technology could have a material adverse effect on the Company's business, financial condition and results of operations. For example, inability of the Company to exercise the option for the Stanford technology under commercially reasonable terms could have an adverse effect on the ability of the Company to sell certain of its products.

The patent positions of pharmaceutical, biopharmaceutical and biotechnology companies, including the Company, are generally uncertain and involve complex legal and factual questions. There can be no assurance that any of the Company's pending patent applications will result in issued patents, that the Company will develop additional proprietary technologies that are patentable, that any patents issued to the Company or its strategic partners will provide a basis for commercially viable products or will provide the Company with any competitive advantages or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the ability of the Company to do business. In addition, patent law relating to the scope of claims in the technology fields in which the Company operates is still evolving. The degree of future protection for the Company's proprietary rights, therefore, is uncertain. Furthermore, there can be no assurance that others will not independently develop similar or alternative technologies, duplicate any of the Company's technologies, or, if patents are issued to the Company, design around the patented technologies developed by the Company. In addition, the Company could incur substantial costs in litigation if it is required to defend itself in patent suits brought by third parties or if it initiates such suits.

Others may have filed and in the future are likely to file patent applications that are similar or identical to those of the Company. To determine the priority of inventions, the Company may have to participate in interference proceedings declared by the United States Patent and Trademark Office that could result in substantial cost to the Company. No assurance can be given that any such patent application will not have priority over patent applications filed by the Company.

The commercial success of the Company also depends in part on the Company neither infringing patents or proprietary rights of third parties nor breaching any licenses that may relate to the Company's technologies and products. For example, the Company, its collaborators and customers may need to acquire a license for an amplification technology to use the GeneChip system, and there is no assurance such a license will be available on commercially reasonable terms. The Company is aware of third-party patents that may relate to the Company's technology, including reagents used in probe array synthesis and in probe array assays, probe array scanners, synthesis techniques, oligonucleotide amplification techniques, assays, and probe arrays. There can be no assurance that the Company will not infringe these patents, other patents or proprietary rights of third parties. In addition, the Company has received and may in the future receive notices claiming infringement from third parties as well as invitations to take licenses under third party patents. Any legal action against the Company or its collaborative partners claiming damages and seeking to enjoin commercial activities relating to the affected products and processes could, in addition to subjecting the Company to potential liability for damages, require the Company or its collaborative partner to obtain a license in order to continue to manufacture or market the affected products and processes. There can be no assurance that the Company or its collaborative partners would prevail in any such action or that any license (including licenses proposed by third parties) required under any such patent would be made available on commercially acceptable terms, if at all. There are a significant number of United States and foreign patents and patent applications in the Company's areas of interest, and the Company believes that there may be significant litigation in the industry regarding patent and other intellectual property rights. If the Company becomes involved in such litigation, it could consume a substantial portion of the Company's managerial and financial resources, which could have a material adverse effect on the Company's business, financial condition and results of operations.

The enactment of legislation implementing the General Agreement on Trade and Tariffs has resulted in certain changes in United States patent laws that became effective on June 8, 1995. Most notably, the term of patent protection for patent applications filed on or after June 8, 1995 is no longer a period of seventeen years from the date of grant. The new term of United States patents will commence on the date of issuance and terminate twenty years after the earliest effective filing date of the application. Because the time from filing to issuance of biotechnology patent applications in the Company's area of interest is often more than three years, a twenty-year term after the effective date of filing may result in a substantially shortened term of the Company's patent protection which may adversely affect the Company's patent position.

Legislation is pending in Congress that may limit the ability of medical device manufacturers in the future to obtain patents on medical procedures that are not performed by, or as part of, devices or compositions which are themselves patentable. Such legislation, if enacted, could have a material adverse effect on the Company's ability to protect its proprietary methods and procedures.

The Company also relies upon copyright and trade secret protection for its confidential and proprietary information. There can be no assurance, however, that such measures will provide adequate protection for the Company's trade secrets or other proprietary information. In addition, there can be no assurance that proprietary information will not be disclosed, that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's copyrights and trade secrets or disclose such technology, or that the Company can meaningfully protect its trade secrets.

The Company's academic collaborators have certain rights to publish data and information in which the Company has rights. There is considerable pressure on academic institutions to publish discoveries in the genetics and genomics fields. There can be no assurance that such publication would not adversely affect the Company's ability to obtain patent protection for some genes in which it may have a commercial interest.

   ATTRACTION AND RETENTION OF KEY EMPLOYEES AND CONSULTANTS

The Company is highly dependent on the principal members of its management and scientific staff. The loss of services of any of these persons could have a material adverse effect on the Company's product development and commercialization objectives. In addition, recruiting and retaining qualified scientific personnel to perform future research and development work will be critical to the Company's success. There can be no assurance that the Company will be able to attract and retain such personnel.

Product development and commercialization will require additional personnel in areas such as diagnostic testing, regulatory affairs, manufacturing and marketing. The inability to acquire such services or to develop such expertise could have a material adverse effect on the Company's business, financial condition and results of operations.

In addition, the Company relies on its scientific advisors to assist the Company in formulating its research and development strategy. All of the scientific advisors are employed by employers other than the Company and have commitments to other entities that may limit their availability to the Company. Some of the Company's scientific advisors also consult for companies that may be competitors of the Company.

   EXPOSURE TO PRODUCT LIABILITY CLAIMS

The Company's business exposes it to potential product liability claims that are inherent in the testing, manufacturing, marketing and sale of human diagnostic and therapeutic products. The Company intends to acquire clinical liability insurance. There can be no assurance that it will be able to obtain such insurance or general product liability insurance on acceptable terms or at reasonable costs or that such insurance will be in sufficient amounts to provide the Company with adequate coverage against potential liabilities. A product liability claim or recall could have a material adverse effect on the Company's business, financial condition and results of operations.

                                   AFFYMETRIX, INC.
                                    June 30, 1996


PART II.  OTHER INFORMATION

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)  DATE OF MEETING.

The Annual Meeting of the Shareholders of Affymetrix, Inc. was held on April 15, 1996.

(b)  ELECTION OF DIRECTORS.
                                Director
                             Continuously
                                Since
                             ------------
John D. Diekman, Ph.D.           1992
Stephen P.A. Fodor, Ph.D.        1993
Paul Berg, Ph.D.                 1993
Douglas M. Hurt                  1995
Vernon R. Loucks, Jr.            1993
Barry C. Ross, Ph.D.             1995
David B. Singer                  1993
John A. Young                    1993
Alejandro C. Zaffaroni, Ph.D.    1992

15,923,262 shares were voted for each director nominee. There were no votes against or withheld for any nominee.

(c)  DESCRIPTION OF EACH MATTER VOTED ON AND NUMBER OF VOTES CAST.

                                               For        Against      Withheld
                                            ----------    -------      --------
1.   To approve an Amendment to the
     Company's 1993 Stock Plan.             16,567,502         0           0

2.   To approve the Company's 1996
     Nonemployee Directors Stock Option
     Plan.                                  16,567,502         0           0

3.   To approve an amendment to the
     Company's Articles of Incorporation
     to effect a two-for-three reverse
     stock split of outstanding Common
     Stock.                                 16,560,302     7,200           0

                                               For        Against      Withheld
                                            ----------    -------      --------

4.   To approve an amendment to the
     Company's Articles of Incorporation
     to eliminate cumulative voting.        16,567,502         0           0

5.   To approve an amendment to the
     Company's Articles of Incorporation
     to prohibit shareholder action by
     written consent.                       15,750,302   817,200           0

6.   To approve an amendment and
     restatement of the Company's Articles
     of Incorporation.                      15,567,502         0           0

7.  To approve an amendment of the
    Company's By-laws to increase the size
    of the Board of Directors to a range
    of from six to eleven.                  16,560,302     7,200           0

8.  To approve appointment of the
    Company's auditors for 1996.            16,567,502         0           0


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS.

     Exhibit 10.23 Fourth Amendment to Lease between Sobrato Interests and Affymetrix, Inc. dated May 31, 1996 (3380 Central Expressway, Santa Clara, CA).

     Exhibit 10.24 Lease between Sobrato Interests and Affymetrix, Inc. dated May 31, 1996 (3450 Central Expressway, Santa Clara, CA).

     Exhibit 11.1   Statement of computation of net loss per share.

     Exhibit 27.0   Financial data schedule.

(b)  REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                      SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Affymetrix, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on the dates indicated.


                                   AFFYMETRIX, INC.




      Signature                       Capacity                       Date
      ---------                       --------                       ----

/s/ John D. Diekman          Chief Executive Officer and        August 12, 1996
- ----------------------       Chairman of the Board
John D. Diekman, Ph.D.


/s/ Stephen P.A. Fodor       President and Chief Operating      August 12, 1996
- -------------------------    Officer
Stephen P.A. Fodor, Ph.D.


/s/ Kenneth J. Nussbacher    Executive Vice President and       August 12, 1996
- -------------------------    Chief Financial Officer
Kenneth J. Nussbacher

                                   AFFYMETRIX, INC.
                                    EXHIBIT INDEX
                                    June 30, 1996



                                                                           Page
                                                                           ----

Exhibit 10.23 Fourth Amendment to Lease between Sobrato Interests and Affymetrix, Inc. dated May 31, 1996 (3380 Central
               Expressway, Santa Clara, CA)...............................   30

Exhibit 10.24  Lease between Sobrato Interests and Affymetrix, Inc. dated
               May 31, 1996 (3450 Central Expressway, Santa Clara, CA)....   32

Exhibit 11.1   Statement of computation of net loss per share.............   58

Exhibit 27.0   Financial data schedule....................................   59