Form 10-Q
period 1996-09-30
AFFYMETRIX INC
filed 1996-11-13
CIK 913077

                          UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                      -------------------------

                              FORM 10-Q


  _X_  Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934 for the period ended September 30,
       1996

or

  ___ Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from          to         .


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

                             Yes  _X_ No ___


       COMMON SHARES OUTSTANDING ON OCTOBER 15, 1996: 22,486,597

                             AFFYMETRIX, INC.
                            TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----
Item 1.  Financial Statements

            Condensed Balance Sheets at September 30, 1996 and
               December 31, 1995 . . . . . . . . . . . . . . . . . . . . .    3

            Condensed Statements of Operations for the Three and Nine
               Months Ended September 30, 1996 and 1995. . . . . . . . . .    4

            Condensed Statements of Cash Flows for the Nine Months
               Ended September 30, 1996 and 1995 . . . . . . . . . . . . .    5

            Notes to Condensed Financial Statements. . . . . . . . . . . .    6


Item 2.  Management's Discussion and Analysis of Results of Operations
            and Financial Condition. . . . . . . . . . . . . . . . . . . .    8


PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . .   11


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12


EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                 AFFYMETRIX, INC.
                             CONDENSED BALANCE SHEETS
                               (Dollars in thousands)

                                                   September 30,    December 31,
                                                      1996             1995
                                                   -------------     ----------
 ASSETS                                             (unaudited)         (Note)

Current assets:
  Cash and cash equivalents                          $  53,217         $  2,481
  Short-term investments                                59,453           36,402
  Accounts receivable                                      643            1,342
  Inventories                                            1,518              670
  Other current assets                                     630              260
                                                   -------------     ----------
    Total current assets                               115,461           41,155
Net property and equipment                               4,230            3,257
Other assets                                               170              140
                                                   -------------     ----------
                                                     $ 119,861         $ 44,552
                                                   -------------     ----------
                                                   -------------     ----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and other accrued liabilities     $   2,939         $  2,745
  Deferred revenue                                       1,970            2,340
                                                   -------------     ----------
    Total current liabilities                            4,909            5,085

Noncurrent portion of capital lease obligation             795              948

Shareholders' equity:
  Convertible preferred stock                               --           70,439
  Common stock                                         158,690            2,717
  Deferred compensation                                 (1,747)          (2,360)
  Accumulated deficit                                  (42,793)         (32,516)
  Other                                                      7              239
                                                   -------------     ----------
    Total shareholders' equity                         114,157           38,519
                                                   -------------     ----------
                                                     $ 119,861         $ 44,552
                                                   -------------     ----------
                                                   -------------     ----------


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

                             AFFYMETRIX, INC.
                     CONDENSED STATEMENTS OF OPERATIONS
           (Dollars and shares in thousands, except per share amounts)
                                  (Unaudited)


                                    Three Months Ended       Nine Months Ended
                                      September 30,             September 30,
                                    --------------------   -------------------
                                     1996         1995        1996      1995
                                    --------    --------   --------   --------
Revenue:
  Product                           $    401    $     --   $    858   $     --
  Contract and grant                   2,250         861      5,508      2,927
                                    --------    --------   --------   --------
    Total revenue                      2,651         861      6,366      2,927

Cost and expenses:
  Cost of product revenue                382          --      1,089         --
  Research and development             4,533       3,321     12,843      8,742
  General and administrative           2,058         607      5,608      2,319
                                    --------    --------   --------   --------
    Total operating expenses           6,973       3,928     19,540     11,061
                                    --------    --------   --------   --------

Loss from operations                 (4,322)     (3,067)    (13,174)    (8,134)

Interest income, net                   1,743         321      2,897        336
                                    --------    --------   --------   --------
Net loss                            $ (2,579)   $ (2,746)  $(10,277)  $ (7,798)
                                    --------    --------   --------   --------
                                    --------    --------   --------   --------

Net loss per share:
    Pro forma (1)                   $ (0.11)    $  (0.16)   $ (0.53)  $  (0.44)
                                    --------     -------    -------   --------
                                    --------     -------    -------   --------

    Historical                      $ (0.11)    $  (0.35)   $ (0.84)  $  (1.00)
                                    --------    --------   --------   --------
                                    --------    --------   --------   --------

Shares used in computing net
  loss per share:
    Pro forma (1)                     22,449      17,664     19,337     17,664
                                    --------    --------   --------   --------
                                    --------    --------   --------   --------

    Historical                        22,449       7,811     12,275      7,811
                                    --------    --------   --------   --------
                                    --------    --------   --------   --------

(1) Gives effect to the conversion of convertible preferred shares into common shares upon the completion of the initial public offering in June 1996.

                             See accompanying notes.

                                AFFYMETRIX, INC.
                         CONDENSED STATEMENTS OF CASH FLOWS
                  Increase (decrease) in cash and cash equivalents
                               (Dollars in thousands)


                                                              Nine Months Ended
                                                               September 30,
                                                            -------------------
                                                               1996      1995
                                                            ---------   -------
Cash flows from operating activities:

  Net loss                                                   $(10,277)  $(7,798)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
        Depreciation and amortization                           1,872       653
        Amortization of investment premiums, net                 (544)     (134)
        Other                                                      62       150

  Change in operating assets and liabilities:
     Accounts receivable                                          699      (330)
     Inventories                                                 (848)       --
     Other current assets                                        (370)     (175)
     Other assets                                                 (30)      (42)
     Accounts payable and other accrued liabilities               180       114
     Deferred revenue                                            (370)      (24)
                                                            ---------   -------
        Net cash used in operating activities                  (9,626)   (7,586)

Cash flows from investing activities:
     Capital expenditures                                      (1,959)   (2,709)
     Proceeds from the sale of available-for-sale securities   33,448     4,611
     Proceeds from maturities of available-for-sale securities 42,909     2,540
     Purchases of available-for-sale securities               (99,096)  (33,365)
                                                            ---------   -------
        Net cash used in investing activities                 (24,698)  (28,923)

Cash flows from financing activities:
     Issuance of preferred/common stock, net                   85,199    33,039
     Principal payments on capital lease obligation              (139)     (126)
                                                            ---------   -------
        Net cash provided by financing activities              85,060    32,913

Net increase/(decrease) in cash and cash equivalents           50,736    (3,596)
Cash and cash equivalents at beginning of period                2,481     6,659
                                                            ---------   -------
Cash and cash equivalents at end of period                   $ 53,217   $ 3,063
                                                            ---------   -------
                                                            ---------   -------

                             See accompanying notes.

                             AFFYMETRIX, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996
                                  (Unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and notes thereto included in the Registration Statement on Form S-1 filed on April 15, 1996, as amended, by Affymetrix, Inc. ("Affymetrix" or the "Company").

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


2.   CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

As of September 30, 1996, debt securities held by the Company are comprised of U.S. Government obligations and U.S. Corporate debt securities. They are classified as available-for-sale and are carried at fair value with unrealized gains and losses reported in shareholders' equity.

3.   INVENTORIES

Inventories consist of the following (in thousands):

                              September 30,       December 31,
                                 1996                 1995
                              ------------        ------------

     Raw material               $    259          $     --
     Work in process                  12                --
     Finished goods                1,130               670
                              ------------        ------------
     Total                        $1,518              $670
                              ------------        ------------
                              ------------        ------------


4.   SHAREHOLDERS' EQUITY

The Company's initial public offering on June 6, 1996 generated net proceeds of approximately $83.0 million from the sale of 6.0 million shares. On July 15, 1996, the Company's underwriters purchased 153,000 shares pursuant to the over-allotment option, for additional net proceeds of $2.1 million. The Company had
22.5 million shares outstanding at September 30, 1996.

PART 1.  FINANCIAL INFORMATION

ITEM 2.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     RESULTS OF OPERATIONS AND FINANCIAL CONDITION


This Management's Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 1996 and for the three and nine month periods ended September 30, 1996 and 1995 should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Registration Statement on Form S-1 filed on April 15, 1996, as amended.

The following discussion contains forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected, including, but not limited to, uncertainties relating to technological approaches, uncertainties related to cost and pricing of the Company's products, dependence on collaborative partners and government funding, uncertainties related to competition and the unpredictability of patent protection. These and other factors are discussed below and in the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1996. These forward looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement are based.

OVERVIEW

Affymetrix is developing GeneChip-TM- systems and related applications and technologies for the acquisition, analysis and management of complex genetic information. The business and operations of the Company were commenced in 1991 by Affymax N.V. ("Affymax") and were initially conducted within Affymax. In March 1992, the Company was incorporated as a California corporation and wholly-owned subsidiary of Affymax. In September 1993, the Company issued equity securities through a private financing of approximately $21 million that reduced Affymax' ownership to approximately 65%. In March 1995, Glaxo plc, now Glaxo Wellcome plc ("Glaxo") acquired Affymax, including its then majority ownership interest in Affymetrix. In August 1995, the Company issued equity securities through a second private financing of approximately $39 million, reducing Affymax' percentage ownership to approximately 46%. As a result of the Company's initial public offering of approximately 6.0 million shares in June 1996, Glaxo indirectly owns approximately 34% of Affymetrix.

The Company has a limited operating history that, to date, has focused primarily on the development of its technology. Based on its GeneChip technology platform, the Company is developing a portfolio of products for pharmaceutical and biotechnology companies, academic research centers, and reference laboratories. The Company commercially introduced its first product, the GeneChip system and the HIV probe array for research use only, in April 1996.

Failure of the Company to successfully develop, manufacture and market additional products over the next several years or to realize product revenues would have a material adverse effect on the Company's business, financial condition and results of operations.

RESULTS OF OPERATIONS

   THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Product revenue from the commercial launch of the GeneChip system and HIV probe array was $401,000 and $858,000 for the three and nine months ended September 30, 1996, respectively, compared to no product revenue in the three and nine months ended September 30, 1995. Contract and grant revenue increased to $2.3 million for the three months ended September 30, 1996 from $861,000 for the three months ended September 30, 1995. Contract and grant revenue increased to $5.5 million for the nine months ended September 30, 1996 from $2.9 million for the nine months ended September 30, 1995. The increase was primarily due to an increase in funding from the National Institute of Standards and Technology's Advanced Technology Program grant and revenue earned from collaborative partners.

Cost of product revenue was $382,000 and $1.1 million for the three and nine months ended September 30, 1996, respectively, compared to no cost of product revenue for the three and nine months ended September 30, 1995. Margins during the three and nine months ended September 30, 1996 reflect scale-up costs of production and certain reserves associated with the shipment of GeneChip systems.

Research and development expenses increased to $4.5 million and $12.8 million for the three and nine months ended September 30, 1996, respectively, compared to $3.3 million and $8.7 million for the same periods ending September 30, 1995. The increase in research and development expenses was attributable primarily to the hiring of additional research and development personnel, cost of instrumentation shipped to collaborative partners, and increased purchases of research supplies. The Company expects research and development spending to increase over the next several years as product development and core research efforts expand.

General and administrative expenses increased to $2.1 million for the three months ended September 30, 1996 compared to $607,000 for the three months ended September 30, 1995. General and administrative expenses increased to $5.6 million for the nine months ended September 30, 1996 compared to $2.3 million for the nine months ended September 30, 1995. The increase in general and administrative expenses was attributable primarily to the hiring of additional management personnel and legal and other professional fees incurred in connection with the overall scale-up of the Company's operations and business development efforts. General and administrative expenses are expected to continue to increase as the Company expands sales and marketing and adds management and support staff.

Net interest income was $1.7 million and $2.9 million for the three and nine months ended September 30, 1996, respectively. This compares to net interest income of $321,000 and $336,000 for the three and nine months ended September 30, 1995. The increase in net interest income was primarily attributable to increased investment balances due to equity financings in August 1995 and June 1996.


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1996, the Company's cash, cash equivalents, and short-term investments were $112.7 million compared to $38.9 million at December 31, 1995. The increase is primarily attributable to the receipt of approximately $85.1 million in net proceeds from the Company's initial public offering, offset by net cash outlays of $11.6 million related to operating and capital expenditures.

Net cash used in operating activities was $9.6 million for the nine months ended September 30, 1996, as compared to net cash used in operating activities of $7.6 million for the nine months ended September 30, 1995. The increase in net cash used in operating activities resulted primarily from increases in the Company's net loss and inventories, and a decrease in deferred revenues, offset by a decrease in accounts receivable and an increase in depreciation and amortization, primarily amortization of deferred compensation. The Company's investing activities, other than purchases, sales and maturities of available-for-sale securities, consisted of capital expenditures, which totaled $2.0 million and $2.7 million for the nine months ended September 30, 1996 and 1995, respectively. These capital expenditures included the scale-up of manufacturing and investments in facilities and laboratory equipment. The net cash provided by financing activities were $85.1 million for the nine months ended September 30, 1996 due to the Company's initial public offering. Net cash provided by financing activities were $32.9 million for the nine months ended September 30, 1995 due to the Company's private placement of convertible preferred stock.

The Company anticipates that the existing capital resources will enable it to maintain currently planned operations through at least 1998. However, this expectation is based on the Company's current operating plan, which could change and therefore the Company could require additional funding sooner than anticipated. In addition, the Company expects its capital requirements to increase significantly over the next several years as it expands its facilities and acquires scientific equipment to support expanded manufacturing and research and development efforts. The Company's long-term capital expenditure requirements will depend on numerous factors, including: the progress of its research and development programs; the development of commercial scale manufacturing capabilities; it's ability to maintain existing collaborative arrangements and establish and maintain new collaborative arrangements; the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; the effectiveness of product commercialization activities and arrangements; and other factors.

                                AFFYMETRIX, INC.
                               September 30, 1996


PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS.

     Exhibit 11.1      Statement of computation of net loss per share.

     Exhibit 27.0      Financial data schedule.

(b)  REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



November 8, 1996                        AFFYMETRIX, INC.

                                        By: /s/ Kenneth J. Nussbacher
                                            -------------------------------
                                            Kenneth J. Nussbacher
                                            Executive Vice President and
                                            Chief Financial Officer

                               AFFYMETRIX, INC.
                                EXHIBIT INDEX
                              September 30, 1996



                                                                       Page
                                                                       ----

Exhibit 11.1   Statement of computation of net loss per share. . . . .   14

Exhibit 27.0   Financial data schedule . . . . . . . . . . . . . . . .   15