Form 10-K405
period 1996-12-31
AFFYMETRIX INC
filed 1997-03-31
CIK 913077

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------
                                  FORM 10-K

        /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1996
                                      OR
        / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 0-28218

                            ----------------------

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

                               (408) 522-6000
               (Registrant's telephone number including area code)

                            ----------------------

           Securities registered pursuant to Section 12(b) of the Act:
                                     None

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, no par value

                            ----------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of voting stock held by non-affiliates of the registrant (based on the closing price for the Common Stock on the Nasdaq National Market on March 24, 1997) was approximately $342,785,000.

    As of March 24, 1997, 22,582,383 shares of Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain sections of the Proxy Statement to be filed in connection with the 1997 Annual Meeting of Shareholders are incorporated by reference into
Part III.

                                 AFFYMETRIX, INC.

                                   FORM 10-K
                                DECEMBER 31, 1996


                                TABLE OF CONTENTS

Item                                                                   Page No.


                                     PART I

 1.   Business...........................................................   3
 2.   Properties.........................................................  27
 3.   Legal Proceedings..................................................  27
 4.   Submissions of Matters to a Vote of Security Holders...............  27


                                     PART II

 5.   Market for Registrant's Common Equity and Related Shareholder
        Matters..........................................................  27
 6.   Selected Financial Data............................................  28
 7.   Management's Discussion and Analysis of Financial Condition and
        Results of Operations............................................  29
 8.   Financial Statements and Supplementary Data........................  33
 9.   Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure.............................................  49


                                    PART III

10.   Directors and Executive Officers of the Registrant.................  49
11.   Executive Compensation.............................................  49
12.   Security Ownership of Certain Beneficial Owners and Management.....  49
13.   Certain Relationships and Related Transactions.....................  49


                                     PART IV

14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K...  50

      Signatures.........................................................  52

                                    PART I

ITEM 1. BUSINESS

The business and operations of Affymetrix, Inc. ("Affymetrix" or the "Company") were commenced in 1991 by Affymax N.V. and subsidiaries ("Affymax") and were initially conducted within Affymax. In March 1992, Affymetrix, a California corporation, was incorporated as a wholly-owned subsidiary of Affymax, which was later acquired by Glaxo plc, now Glaxo Wellcome, plc ("Glaxo"). As a result of subsequent financings by the Company, Glaxo currently holds 33% of the outstanding Common Stock. Affymetrix has developed and intends to establish its GeneChip-TM- system as the platform of choice for acquiring, analyzing and managing complex genetic information in order to improve the diagnosis, monitoring and treatment of disease. The Company's GeneChip system consists of disposable DNA probe arrays containing gene sequences on a chip, instruments to process the probe arrays, and software to analyze and manage genetic information from the probe arrays. The Company commenced commercial sales of the GeneChip system and HIV probe arrays for research use in April 1996. As of December 31, 1996, the Company had sold 17 of its GeneChip systems.

INDUSTRY BACKGROUND

GENES AND DISEASE

     Genes provide a fundamental basis for understanding human health and disease. Genomics, the study of genes and their functions, will lead to new approaches to diagnose, monitor and treat disease.

     The entire genetic content of an organism is known as its genome. DNA is the molecule that makes up genes and encodes the genetic instructions. These instructions are embodied in the sequence of the four nucleotide bases (A, C, G and T) that are the chemical building blocks of DNA. The DNA molecule is a combination of two strands held together by chemical bonds between nucleotide bases on one strand and the bases on the other strand. Only certain pairs of nucleotide bases can form these bonds: C always pairs with G, and A always pairs with T. Such paired DNA strands are said to be complementary. When two DNA strands are complementary, they bind together to form a double helix in a process called hybridization. In humans, the DNA molecule contains 3 billion nucleotide pairs organized into 46 chromosomes. The human genome is believed to contain over 100,000 genes.

     Cells carry out their normal biological functions through the genetic instructions encoded in their DNA. This genetic process, known as gene expression, involves several steps. In the first step, nucleotides in a gene are copied into a related nucleic acid molecule called messenger RNA. Messenger RNA instructs the cell to produce proteins. Proteins are molecules that regulate or perform most of the physiological functions of the body. Because the order of nucleotides in each gene is different, each gene directs the production of a different protein. Each organism's characteristics are thus ultimately determined by proteins encoded in its DNA.

     The diversity of living organisms results from variability in their genomes. Variability stems from differences in the sequences of genes and from differences in levels of gene expression. Changes in the sequences of normal genes may be introduced by environmental or other factors, such as errors in replication of genes. These changes are known as polymorphisms, and the affected genes can be passed from generation to generation. In some cases, polymorphisms have no effect on the biology of the organism. However, in other cases, polymorphisms can result in altered function of the protein encoded by the gene. Such polymorphisms are called mutations. Mutations in single genes have been associated with diseases such as cystic fibrosis, and mutations in multiple genes have been associated with diseases such as cancer and cardiovascular disease. Similarly, it has recently been discovered that polymorphisms in the genome of HIV, the virus that causes AIDS, enable that virus to develop resistance to antiviral drugs, resulting in disease progression and ultimately death. In order to understand how mutations in particular genes cause disease, scientists must compare genes from healthy and diseased people. These efforts are laborious and time consuming, requiring the repeated sequencing of the same genes from a large number of people.

     The genes expressed in a given cell, as well as the timing and levels of their expression, determine differences among cell types in an organism. Although most cells contain an organism's full set of genes, each cell expresses only a small fraction of this set. The expression of the wrong or defective genes, or the expression of too much or too little of genes normally expressed, causes disease. Such abnormalities in gene expression have been associated with human diseases, including many types of cancer. The role of gene expression in disease requires an understanding of how genes interact to cause disease and how external stimuli, such as drugs, cause variations in levels of gene expression.

THE ROLE OF GENOMICS IN UNDERSTANDING DISEASE

     Increased knowledge of how DNA molecules encode the functions of living organisms has generated a worldwide effort to identify and sequence genes of many organisms, including the estimated 100,000 genes within the human genome. This effort is being led by the Human Genome Project and related academic, government and industry research projects. Once the genes and their nucleotide sequences are identified, it is anticipated that many years of additional research will be required to understand the specific function of each gene and its role in disease. This research, commonly referred to as genomics, may lead to new opportunities in drug discovery and diagnostics.

     The general processes by which researchers are attempting to discover genes fall into two principal categories: genetic mapping and high-throughput sequencing. Once a gene has been identified, either through mapping or sequencing, researchers must understand the function of the gene and how variability in the gene leads to disease. Many diseases are caused by either changes in the sequence of the gene or by changes in the expression of the gene. Understanding the role of a gene in disease requires either quantitative gene expression monitoring or large scale polymorphism screening.

     GENETIC MAPPING. Researchers use genetic mapping to identify the gene or genes causing an observable and well-characterized disease or genetic disorder. The gene mapping process is extensive and typically begins by assembling tissue samples and histories from families where the disease of interest is prevalent. Researchers then attempt to locate the position of the gene responsible for the disease using a technique called linkage analysis. This technique relies on the identification of genes using DNA sequences called markers, whose specific locations are known among the three billion base pairs of the human genome. By comparing the patterns of markers in generations of healthy and diseased people, researchers can link genes to markers and thereby determine that a particular marker is located near the gene responsible for the disease. By using more markers, genes can be more precisely mapped. Since many major diseases, such as diabetes and atherosclerosis, are believed to be caused by the interplay of numerous genes, it is often necessary to try to map several genes simultaneously. This mapping process requires extensive efforts and significant computational capabilities. It is expected that increasing the speed and accuracy of genetic mapping and improving the ability to analyze information from thousands of different markers may accelerate the identification of disease associated genes.

     HIGH-THROUGHPUT SEQUENCING. High-throughput sequencing involves first identifying genes and subsequently determining their function and possible role in disease. When a gene is expressed in a particular cell, its DNA is copied into messenger RNA. In this process, sequences that do not code for an expressed gene are removed. Thus, messenger RNA contains only expressed gene sequences. Using high-throughput sequencing methods, DNA copies of the messenger RNA can be sequenced and thereby reveal the sequence of a gene. Corporate, academic and government efforts have been successful in identifying a substantial number of the 100,000 genes in the human genome using such techniques.

     GENE EXPRESSION MONITORING. By monitoring the expression of a large number of genes, researchers seek to correlate changes in expression patterns with particular diseases. The effectiveness of monitoring gene expression is a function of the number of genes that can be monitored simultaneously, the sensitivity of the method (ability to measure small changes or low levels of gene expression) and the ability of the method used to provide qualitative information. Relative levels of gene expression are currently monitored primarily through an intensive process of sequencing many copies of genes. Scientists believe that the development of technologies that can quantitatively monitor thousands of genes simultaneously will increase the effectiveness of gene expression monitoring as a tool for understanding the roles of genes in disease.

     POLYMORPHISM SCREENING. Using polymorphism screening, researchers seek to correlate variability in the sequence of genes with a specific disease. By sequencing a gene of interest from a large number of healthy and diseased persons, researchers are able to statistically correlate specific gene mutations with the disease. Currently, the polymorphism screening process is done using gel-based sequencing. A typical polymorphism screening project might require sequencing 10 genes of 5,000 nucleotide bases each in up to 1,000 patients, or a total of 50 million bases, to understand the role of these 10 genes in one disease. Using high-throughput sequencing techniques, even at a cost of cents per base, such projects are expensive and time consuming. It is expected that new technologies will be needed to effectively screen the more than 100,000 human genes for polymorphisms that correlate with many known diseases.

OPPORTUNITIES IN DIAGNOSTICS AND THERAPEUTICS

     Current diagnostic tests can monitor the physiological effects of disease, detect infectious organisms by growing them in culture, or use specific markers, such as proteins, known to be associated with disease. Diagnostic tests rely on a patient sample of tissue, blood, or urine, and detect the physiological effect, the infectious organism or the marker in the sample. For example, immunoassays detect and measure specific proteins already known to be associated with a disease using antibodies generated against those proteins. However, protein markers are not available or are not useful for diagnosing many diseases. Diagnostic tests that monitor physiological effects are also limited because different diseases can cause the same effect. For example, an elevated white blood cell count can be caused by appendicitis, an acute infection or leukemia.

     Most infectious diseases are viral, bacterial or fungal. Diagnosis of bacterial and fungal infections is generally achieved by growing a culture, which may take several days. Even after the infectious organism is identified, further analysis may be required to determine which antibiotics, if any, may be effective in treating the disease. In the case of many viruses, diagnosis depends on immunoassay tests that detect antibodies to the virus. However, these tests provide no information as to whether the virus is resistant to drug therapy or if the infection is active or latent.

     Recent advances in gene-based diagnostic tests using DNA probes, DNA amplification techniques and sequencing technologies have begun to address these shortcomings by directly examining the genes associated with a given disease rather than relying on physiological parameters or antibodies. For example, amplification of specific genes from an infectious organism eliminates the need to grow that organism in culture.

     However, current techniques for gathering genetic information for diagnosis and monitoring of disease have limitations. For example, gel-based sequencing techniques used in some approaches are time-consuming, require skilled operators, and can analyze only limited lengths of contiguous DNA sequences in a given run. Gene-based diagnosis often requires rapid turnaround and examination of noncontiguous DNA sequences. As a result, new techniques and tools are being developed to improve the diagnosis, monitoring and treatment of disease.

     Using genetic mapping and high-throughput sequencing, scientists have been successful in discovering many genes. Technological improvements that increase the speed and decrease the cost of gene expression monitoring and polymorphism screening will improve the ability of researchers to understand the function of these genes and their role in disease. Such knowledge may assist in the development of therapeutics with greater efficacy and fewer side effects, as well as diagnostic products with greater sensitivity and accuracy.

BUSINESS STRATEGY

     Affymetrix' objective is to establish the GeneChip system as the platform of choice for acquiring, analyzing and managing complex genetic information in order to improve the diagnosis, monitoring and treatment of disease. The Company's GeneChip system consists of disposable DNA probe arrays containing gene sequences on a chip, instruments to process the probe arrays, and software to analyze and manage genetic information from the probe arrays. The Company intends to commercialize the GeneChip system in two principal areas: genomics and diagnostics.

GENOMICS

     - ESTABLISH GENECHIP TECHNOLOGY AS A PLATFORM FOR GENOMICS RESEARCH. The Company intends to develop the GeneChip system for use in several applications where Affymetrix believes it has substantial advantages over conventional tools used for DNA sequence analysis in the identification of genes and their role in disease. Initially, four such applications have been identified: gene discovery, gene mapping, gene expression monitoring and polymorphism screening, all of which require analyzing and processing large amounts of genetic information.

     - COMMERCIALIZE CUSTOM PROBE ARRAYS THROUGH CORPORATE PARTNERSHIPS. The Company intends to sell custom probe arrays to pharmaceutical and biotechnology companies through collaborative agreements. The Company will seek to receive revenue through design and development fees, milestone payments and sales of DNA probe arrays and instruments to collaborative partners. If a collaborative partner is successful in discovering products through the use of the GeneChip technology, the Company would also seek to receive royalties from the sale of such products.

     - PARTICIPATE IN THE COLLECTION AND APPLICATION OF GENETIC INFORMATION. Affymetrix intends to use the DNA sequence analysis capabilities of the GeneChip technology to measure gene expression in order to create databases containing information on the function of genes and their role in disease. Affymetrix anticipates that such databases will be developed and commercialized through partnerships with pharmaceutical and biotechnology companies.

DIAGNOSTICS

     - IMPROVE ACCURACY AND SPEED OF DIAGNOSIS. Affymetrix intends to develop DNA probe arrays to obtain genetic information from patient samples so that specific diseases can be rapidly diagnosed. Furthermore, such probe arrays will be designed to simultaneously collect additional relevant information, including drug resistance data.

     - ESTABLISH DIRECT SALES EFFORTS AND PARTNERSHIPS. Affymetrix intends to initially market its GeneChip products, for research use only, directly to academic research centers and reference laboratories that conduct the majority of gene-based diagnostic tests. In addition, the Company will seek to partner with, or license technology to, established diagnostic companies which could develop, seek regulatory approval, and commercialize probe arrays for broader clinical use.

     - DISCOVER NOVEL DIAGNOSTIC MARKERS. The Company intends to use information from the Human Genome Project and related efforts to identify genes associated with particular diseases and use the proteins encoded by these genes in new diagnostic tests. The Company will seek to partner with established diagnostic companies by providing these novel protein markers for development and commercialization as conventional immunoassays.

     There can be no assurance that the Company will be successful in implementing its strategy or marketing its GeneChip system for these genomics and diagnostic applications. The Company's GeneChip system and other potential products will require significant additional development and investment, including testing to further validate performance and demonstrate cost effectiveness. While the Company's initial product sales for research use have not required regulatory approvals, the Company expects that such approvals will be required for diagnostic applications in the future. The Company may need to undertake costly and time-consuming efforts to obtain required approvals. There can be no assurance that any further products will be successfully developed, be proven to be accurate and efficacious in any markets, meet applicable regulatory standards in a timely manner or at all, be protected from competition by others, avoid infringing the proprietary rights of others, be manufactured in sufficient quantities or at reasonable costs or be marketed successfully.

TECHNOLOGY

     Affymetrix' probe array technology and systems integrate semiconductor fabrication techniques, molecular biology, solid phase chemistry, software and robotics. The Company's GeneChip system consists of four integrated parts: disposable DNA probe arrays containing genetic information on a chip housed in a cartridge, a fluidics station for introducing the test sample to the probe arrays, a scanner to read the data from the probe arrays, and software to control the instruments and to analyze and manage the genetic information. The GeneChip system is designed for use by pharmaceutical and biotechnology companies, academic research centers and reference laboratories. The base price of the Company's GeneChip system (scanner, software, workstation and fluidic station) currently starts at approximately $135,000. The Company's HIV probe arrays, currently being sold commercially for research use, are priced at $45 per array, with two arrays (one for each strand of DNA) presently used per test.

     DNA PROBE ARRAYS. The Company produces its DNA probe arrays using a process based on semiconductor photolithographic fabrication techniques, which enables it to assemble vast amounts of genetic information on a small glass chip called a probe array. The genetic information is contained in sequences of DNA probes that are built on the probe array. This process uses technology initially developed at Affymax and now assigned to the Company. The Company believes that this technology enables the efficient use of a large number of DNA probes to analyze DNA or RNA sequences in a test sample.

     The Company uses photolithography to synthesize large numbers of DNA sequences simultaneously in specific locations on a glass chip. Photolithography is a technique which uses light to induce chemical reactions that create exposure patterns on the glass chip. The process begins by coating the chip with light-sensitive chemical compounds (defined as "protecting" groups) that prevent chemical coupling. Lithographic masks, which consist of predetermined patterns that either block or transmit light, are used to selectively illuminate the glass surface of the chip. Only those areas exposed to light are deprotected and thus activated for chemical coupling through removal of the light-sensitive protecting groups. The entire surface is then flooded with a solution containing the first in a series of DNA building blocks (A, C, G or T). Coupling only occurs in those regions which have been deprotected through illumination. The new DNA building block also bears a light-sensitive protecting group so that the cycle can be repeated. This process of exposure to light and subsequent chemical coupling can be repeated on the same chip in order to generate an array of DNA sequences. The intricate illumination patterns allow the Company to build arrays of many diverse DNA sequences in a small area. The Company can manufacture a large number of identical DNA probe arrays on a large glass wafer, which is then diced into individual probe arrays.

     Each probe array contains thousands of "features." Each feature contains millions of copies of the same single-stranded DNA sequence, or probe. The patterns of photolithographic masks and the order of DNA building blocks used in the synthesis process dictate the sequence of the probes in each feature on the chip surface. The number of synthesis cycles determines the length of the DNA probes in each feature.

     The Company's GeneChip technology enables it to effectively synthesize a large number of DNA sequences, which would not be possible with existing technologies. Unlike conventional synthesis, which generally uses a linear process to create compounds, the Company's synthesis technology is combinatorial, in that the number of compounds synthesized grows exponentially with the number of cycles in the synthesis. For example, in a 40 cycle process, Affymetrix has developed a probe array with over one million features, each containing a unique DNA sequence. This process would take over ten million cycles using standard DNA synthesis techniques.

     The function of each single-stranded probe on the GeneChip probe array is to bind to its complementary single strand of DNA or RNA from the patient sample. Each feature on the GeneChip probe array contains identical copies of a single strand of DNA. The nucleic acid to be tested is isolated from a sample, such as blood or biopsy tissue, and fluorescently labeled by one of several standard biochemical methods. The test sample is then washed over the probe array surface and the labeled test sample binds, or hybridizes, to the complementary probes if they are present in the probe array. When scanned by the laser in the GeneChip scanner, the hybridized test sample generates a fluorescent signal. The presence and sequence of the nucleic acid sample can be determined by detecting these signals since the sequence and position of each complementary DNA probe on the probe array are known. The Company currently manufactures probe arrays containing from 16,000 to more than 100,000 features.

     INSTRUMENTATION. The fluidics station controls the introduction of the test sample to the probe array and the hybridization process. A technician places the test sample in a small container in the fluidics station, which introduces the test sample into the cartridge containing the DNA probe array. The technician uses a computer to control the delivery of reagents and the timing and temperature required for hybridization of the test sample to the probe array. The process concludes with a reagent wash that leaves only the hybridized test sample bound to the probe array. The fluidics station can process four probe arrays simultaneously, typically taking less than one hour to process these arrays.

     After completion of hybridization on the fluidics station, the technician places the cartridge in the scanner which reads the probe array. The GeneChip scanner consists of a laser, high resolution optics, robotics to position and scan the cartridge, a fluorescence detector and an interface to a personal computer. The label on the test sample emits fluorescent signals when exposed to the light from the laser. The intensity of the fluorescent signal is recorded by the scanner and stored in the computer. The Company's first generation commercial scanner can read 1.28 centimeter ("cm") by 1.28 cm probe arrays with up to 64,000 features. The second generation scanner can read 1.28 cm by 1.28 cm probe arrays with up to 400,000 features, which was developed in collaboration with Hewlett-Packard Company ("HP") and is expected to be shipped to customers in the second quarter of 1997.

     SOFTWARE. The GeneChip product software is supplied as part of the integrated system and runs on a Windows platform. The fluorescence intensity data captured from the scanner are used in conjunction with computer files containing the sequence and location of all the probes on the probe array to determine the nucleotide sequence of the test sample. For the HIV GeneChip product, the analysis takes less than 90 seconds for one probe array and the resulting sequence is displayed on the computer. Customized software enables the technician to rapidly identify polymorphisms in the test sample and to compare genetic sequences across test samples. Other GeneChip software windows enable custom probe array users to simultaneously evaluate the relative expression levels of thousands of genes. The GeneChip software package is compatible with most database formats.

GENOMICS APPLICATION AREAS

     Affymetrix is applying the GeneChip technology to create a platform for genomics and pharmaceutical research. Genomics applications include gene discovery, genetic mapping, gene expression monitoring and polymorphism screening.

     GENE DISCOVERY. The discovery of genes will be an important means to understand disease and design new therapies. A large number of the genes identified to date have been classified into families based on common sequences within these genes. One approach to gene discovery uses these common sequences to search for and identify previously unknown members of these gene families. To facilitate this approach, the Company can design DNA probe arrays containing a large number of probes for both common and variable regions of known genes. Using this technology, samples containing DNA can be screened against the probe arrays, and, for genes that are already known, both the variable and common regions are detected from the sample. For previously unknown genes, only the common regions are detected, thus identifying a new gene.

     The Company believes that this approach to gene discovery may aid in new gene identification. In November 1994, Affymetrix established a collaboration with Genetics Institute ("GI") to apply the GeneChip technology to the discovery of new genes and uses of genes in selected gene areas.

     GENETIC MAPPING. Genetic mapping is an important method for linking diseases to particular genes. Over the last five years, over 60 genes have been linked to known diseases by this method. However, the current technologies for mapping genes are slow and labor intensive. This problem is exacerbated when looking at complex diseases such as diabetes, asthma, and cardiovascular disease which are believed to be associated with multiple genes. Using genetic mapping, researchers attempt to find disease genes by using markers. The correlation between markers in diseased and healthy people enables researchers to link such genes to a particular disease state. Research to identify markers is currently being conducted by various academic and scientific groups to improve genetic mapping techniques. The Company has established a collaboration with the Whitehead Institute for Biomedical Research at the Massachusetts Institute of Technology to design probe arrays with new markers identified by Whitehead scientists. The Company intends to develop mapping probe arrays based upon publicly available markers as well as custom probe arrays based upon proprietary markers. The Company intends to market these arrays to pharmaceutical and biotechnology companies for conducting genetic mapping. There can be no assurance that these arrays will be successfully developed or marketed to these or other customers.

     GENE EXPRESSION MONITORING. Currently, large amounts of genetic sequence information are being generated, through the Human Genome Project and related efforts, yet relatively little is understood about the function of most genes. Affymetrix believes that monitoring gene expression is fundamental for understanding the function of genes and their role in disease. To facilitate the monitoring of gene expression, the Company designs probe arrays with DNA probes that are complementary to a sequence within a gene of interest. By providing sequence information, these probe arrays may enable researchers to identify the particular gene and quantitatively measure its level of expression compared to other genes of interest in the test sample. By synthesizing specific probes for multiple genes on a single probe array, the Company also enables researchers to quickly, quantitatively and simultaneously monitor the expression of a large number of genes of interest. By monitoring the expression of such genes at different times, researchers can use the probe arrays to understand gene expression and how it is related to disease progression. The Company believes that such information will be an important tool in the understanding of gene function and the development of new therapeutics.

     Under its 1994 collaboration with GI, the Company received research funding to develop probe arrays for gene expression monitoring. Pursuant to a second agreement, executed in 1995, the Company will also design, manufacture, and supply custom probe arrays for GI to monitor the expression patterns of up to 15,000 genes to be specified by GI. GI retains all rights to discovered genes and their uses. Affymetrix will supply custom probe arrays for specified fees and may receive milestone payments and royalties on certain therapeutic products based on the discovered genes. In April 1996, the Company also entered into an agreement with Incyte Pharmaceuticals, Inc. ("Incyte") to explore the potential use of DNA probe arrays in the area of gene expression. In November 1996, the

Company and Incyte entered into an agreement to use the Company's gene expression chips to develop a database of expression information to be licensed to pharmaceutical and biotechnology companies.

     POLYMORPHISM SCREENING. As the identity of genes in the human genome is determined, the need to understand the significance of the variability of nucleotide sequences in these genes increases. Researchers must determine the normal sequence of the gene, which mutations exist and how these mutations correlate with a disease. This requires the sequencing of samples from a large number of affected and unaffected individuals. Using sequencing strategies developed for the HIV probe array, Affymetrix believes that GeneChip probe arrays could significantly reduce the cost and time of polymorphism screening, which is currently done through more labor intensive gel-based sequencing techniques. In May 1996, the Company entered into an agreement with Glaxo to design, test and supply probe arrays to demonstrate use of the arrays in detecting polymorphisms in specific genes.

DIAGNOSTIC PRODUCTS AND RESEARCH APPLICATIONS

     Affymetrix intends to use the GeneChip platform in conjunction with public and private gene databases to discover and develop diagnostic products. The Company is pursuing diagnostic products and research applications in infectious diseases, cancer and other areas, including drug metabolism.

     INFECTIOUS DISEASES. The Company believes its GeneChip technology may enable it to develop tests which, by assaying large amounts of genetic information, can provide information that could improve treatments for infectious diseases.

     Industry sources, estimate that in North America and Europe, approximately
1.5 million persons are infected with HIV and that approximately 100,000 persons are diagnosed with AIDS annually. Many HIV symptomatic patients receive antiviral treatment with reverse transcriptase inhibitors, such as AZT, or protease inhibitors, both of which block proteins required for the virus to replicate. The HIV genome encodes the reverse transcriptase and protease gene proteins within approximately 1,400 bases (or approximately 15%) of the viral genome. Mutations in the viral genome result from errors in replication. Some of these mutations confer resistance to the antiviral drugs being administered to the patient. It is believed that the identity of nucleotides in the reverse transcriptase and protease genes will be essential in order to monitor a patient's drug resistance profile.

     Affymetrix has developed the GeneChip system with an HIV probe array as its first product for commercialization. The Company believes this GeneChip system will enable researchers to identify the mutations associated with drug resistance in HIV infected patients and allow researchers to identify new mutations. The HIV probe array contains DNA probes in approximately 20,000 features that represent sequences of the reverse transcriptase and protease genes of the virus. These features can identify mutations at sites in the genes that have been associated with drug resistance. The Company is marketing the HIV product for research use to identify the correlation between mutations in the virus and drug resistance. The Company believes that monitoring drug resistance related mutations during therapy may become a valuable aspect of patient management. As of December 31, 1996, Affymetrix had placed eight GeneChip systems for the HIV application in academic research centers and pharmaceutical companies for evaluation and validation. The Company will rely on third parties to manufacture and service its instruments. The Company has no prior experience in introducing a commercial product. There can be no assurance that technicians will not experience difficulties with the system that would prevent or limit its use. In addition, there can be no assurance that the efficiency and accuracy of the HIV probe array in providing sequence information from HIV will be better than current technologies, such as gel-based sequencing.

     In October 1996, the Company and bioMerieux Vitek, Inc. ("bioMerieux") signed a collaboration agreement to develop GeneChip probe arrays for clinical diagnostic kits for bacterial identification and antibiotic resistance analysis, to be marketed exclusively by bioMerieux worldwide. The Company is evaluating the development of additional GeneChip probe tests for other infectious organisms. The Company intends to seek collaborators to participate in the funding, development and marketing of these tests.

     CANCER. In the United States, approximately 1.1 million new cases of cancer are diagnosed annually and the incidence of cancer deaths is approximately 520,000 individuals each year. Colorectal, breast, prostate and lung cancer account for approximately half of all diagnoses.

     The p53 gene encodes a protein whose normal function is to control cell replication. However, mutations in the p53 gene can result in the loss of this function and are known to contribute to the aggressive growth of some types of cancer, including colorectal, breast and bladder cancers. Mutations have been observed to date at more than 400 distinct sites in the p53 gene sequence. Currently available diagnostic tests include IN VITRO assays that use antibodies to detect the accumulation of p53 molecules in cells but cannot directly detect mutations in the p53 gene. Gel-based sequencing methods are impractical because mutations can occur over a large area of the genome, requiring significant effort to sequence the entire gene. As a result, these methods are unable to predict the rate of cancer progression. Understanding the rate of progression is often necessary to determine whether to treat the cancer with chemotherapy, radiation or surgery.

     The Company is currently developing a GeneChip p53 probe array that contains DNA probes to detect known mutation sites, as well as to detect areas of the p53 gene where other mutations may occur but have currently not been identified. Initially, the Company intends to market these p53 probe arrays to academic research centers and reference laboratories to study the p53 gene. In September 1996, Affymetrix entered into a collaboration agreement with OncorMed, Inc. ("OncorMed") under which Affymetrix will make p53 and potentially other chip products that may be used by OncorMed in its clinical reference laboratory. Pursuant to the agreement with OncorMed, the Company will also be able to sell these products to third parties under specified financial terms. The Company is currently evaluating other genes associated with cancer for potential product development. There can be no assurance that the p53 probe array or other cancer products will be developed, receive regulatory approvals or be successfully commercialized.

     OTHER APPLICATIONS. The Company is developing its GeneChip technology to address other applications in pharmaceutical research, such as monitoring drug metabolism.

     Monitoring drug metabolism is an essential component in drug development. Drug metabolism determines how quickly or slowly a drug is eliminated or rendered inactive and whether any of the drug is processed into a toxic compound. Genetic differences among patients are an important factor in drug metabolism. Variations in drug metabolism are important to the development of new drugs because these variations determine how patients will react to drugs and which drugs will have relatively uniform effects across a broad population. Certain of the genes coding for metabolic enzymes have been identified and sequenced by researchers. Patients who have mutations in these genes may be poor metabolizers of drugs and may suffer from excessive drug accumulation and severe toxicity from standard drug doses.

     Pursuant to its 1994 collaboration with HP, Affymetrix has developed a GeneChip p450 probe array to detect mutations in two genes coding for metabolic enzymes. Mutations in these two genes have been associated with patients who are poor metabolizers of numerous drugs including tricyclic antidepressants and beta blockers. Under the terms of the revised agreement between the Company and HP announced in February 1997, Affymetrix has re-acquired all marketing rights for its GeneChip products, including the co-developed p450 drug metabolism assay. There can be no assurance that these DNA probe arrays will be developed or commercialized or will result in revenues to the Company.

     There can be no assurance that the Company's genomic or diagnostic collaborative partners will perform their obligations as expected or will devote sufficient resources to the development, testing or marketing of the Company's potential products developed under the collaborations. Further, there can be no assurance that any products for genomics or diagnostic applications will be successfully developed, be proven to be accurate and efficacious in any markets, be protected from competition by others, avoid infringing the proprietary rights of others, be manufactured in sufficient quantities or at reasonable costs, or be marketed successfully.

MANUFACTURING

     The Company's current strategy is to manufacture its disposable DNA probe arrays in-house and contract with third-party suppliers to manufacture the fluidics station and scanner for its GeneChip system.

     The Company is currently manufacturing limited quantities of probe arrays for internal and collaborative purposes and for initial "research use only" product sales. The Company's probe array manufacturing process involves wafer preparation, probe synthesis, dicing of synthesized wafers into chips, assembly of chips into cartridges, and quality control. Affymetrix has developed software programs that automatically design photolithographic masks used in probe array manufacturing and control the probe array manufacturing lines. Glass wafers are prepared for synthesis through the application of chemical coatings. DNA probes are synthesized on the wafers using the Company's proprietary photolithographic process. The completed wafers are then diced to yield individual probe arrays, which are assembled into disposable cartridges and packaged for shipment. The Company's probe array synthesis, dicing and assembly processes use robotics, but the overall manufacturing process is only partially automated. The Company intends to further automate the manufacturing process. There can be no assurance that manufacturing and quality control problems will not arise as the Company attempts to scale-up its manufacturing facilities or that such scale-up can be achieved in a timely manner or at commercially reasonable costs.

     The Company relies on outside vendors to manufacture its fluidics stations and scanners. The Company's first generation scanner, which can read up to 64,000 features per 1.28 cm by 1.28 cm probe array was manufactured for the Company by Molecular Dynamics, Inc. ("Molecular Dynamics"). The Company's HIV probe array currently has 20,000 features on a 1.28 cm by 1.28 cm probe array and may be used with the Molecular Dynamics scanner.

     As part of the Company's 1994 collaboration agreement with HP, HP and Affymetrix developed a higher resolution scanner. The HP scanner is designed to read probe arrays with up to 400,000 features per 1.28 cm by 1.28 cm probe array. The Company expects that the HP scanner will be commercially available to ship for use with the Company's probe arrays in the second quarter of 1997. The Company and HP entered into a revised agreement in February 1997. Under the terms of the revised agreement, Affymetrix has re-acquired all marketing rights for its GeneChip products, including the co-developed p450 drug metabolism assay. Additionally, Affymetrix expanded its right to sell the HP GeneArray scanner as part of the Affymetrix GeneChip System to all potential markets. The new agreement provides for continued cooperation between Affymetrix and HP for worldwide marketing and distribution services and requires Affymetrix to purchase a minimum number of HP GeneArray scanners from HP over a three-year period.

     In November 1995, the Company entered into an agreement with RELA, Inc. ("RELA"), a private company, for the supply of fluidics stations. Pursuant to the Company's supply agreement with RELA, the Company must provide a six-month rolling forecast of its purchase requirements for fluidics stations and is obligated to make certain minimum purchases, at prices that vary depending on the volume ordered.

     There can be no assurance that the HP scanner will be introduced and marketed successfully. Further, no assurance can be given that scanners, fluidics stations or reagents will be available in commercial quantities at acceptable costs. If the Company is required to seek alternative sources of supply, it could be time consuming and expensive. In addition, the Company is dependent on its vendors to provide components of appropriate quality and reliability and to meet applicable regulatory requirements. Consequently, in the event that supplies from these suppliers were delayed or interrupted for any reason, the Company's ability to develop and supply its products could be impaired, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     The GeneChip system is a complex set of instruments and includes DNA probe arrays, which are produced in an innovative and complicated manufacturing process. During the beta testing phase of the GeneChip system's development, the Company and its vendors have encountered and satisfactorily addressed a number of technical problems, including software failures, improper alignment of probe array wafers, valve and tube failures in the fluidics station, sensor wiring issues and scanner control problems. Due to the complexity and lack of operating history of these products, the Company anticipates that additional technical problems may occur or be discovered as more systems are placed into operation. If these problems cannot be readily addressed, they could cause delays in shipments, warranty expenses and damages to customer relationships, which would have a material adverse effect on the Company's business, financial condition and results of operations.

     Although the Company does not currently need to comply with Good Manufacturing Practices ("GMP") to manufacture probe arrays and related instrumentation for sale for research purposes, it may need to be GMP compliant to sell these products to clinical reference laboratories and it will need to be compliant to sell these products for clinical use. There can be no assurance that manufacturing and quality control problems will not arise as the Company attempts to scale-up its manufacturing facilities or that such scale-up can be achieved in a timely manner at commercially reasonable costs.

SALES AND MARKETING

     The Company intends to market the GeneChip system for diagnostic applications through direct sales efforts and collaborative arrangements with corporate partners and distributors. The Company intends to market the GeneChip system for genomics applications through collaborations with corporate partners. The Company's near term strategy is to commercialize the GeneChip system for research use only. The Company's longer term strategy is to seek regulatory approval for and to commercialize GeneChip systems as diagnostic tests for clinical use. As of December 31, 1996, the Company had sold 16 systems for research use in the United States. Six of these systems were sold for HIV applications.

     The Company believes that the primary market for diagnostic applications in the United States will be academic research centers, pharmaceutical and biotechnology companies and reference laboratories. The Company intends to establish a direct sales force to market to these potential customers for research use. The Company believes that academic research centers could use the GeneChip system in their disease related research. Affymetrix believes pharmaceutical companies could use the GeneChip system to study genetic variations in patients participating in clinical trials of new drugs. Currently, there are three major reference laboratory companies in the United States, two of which are associated with large pharmaceutical companies. These reference laboratories are specialized laboratories at multiple locations that conduct complex testing for the diagnosis and monitoring of disease and clinical trials and testing for pharmaceutical and biotechnology companies. The Company believes that each of these reference laboratories could be a customer for the GeneChip system and may require multiple systems at each location depending on the volume and complexity of the tests.

     The Company believes that the primary international customers for diagnostic applications of its GeneChip system will be academic research centers, pharmaceutical and biotechnology companies, and independent testing laboratories. The Company initially intends to market to these customers through collaborative partners. As of December 31, 1996, one GeneChip system had been placed outside the United States.

     Affymetrix believes that the primary customers for genomics applications of its GeneChip system will be pharmaceutical and biotechnology companies that would use the GeneChip system to understand gene function and variability in order to discover new therapeutics. Affymetrix intends to market to these customers directly and to form non-exclusive contracts for the design, manufacture and supply of custom GeneChip probe arrays to these customers.

     Affymetrix currently has a small internal technical support group to service its GeneChip system, which the Company intends to expand as necessary. The Company believes that it will need to develop a larger technical support infrastructure to service these collaborations.

     Market acceptance will depend on many factors, including convincing researchers the GeneChip system is an attractive alternative to current technologies for the acquisition, analysis and management of genetic information; the receipt of regulatory clearances in the United States, Europe, Japan and elsewhere; the need for laboratories to license other technologies, such as amplification technologies that may be required to use the GeneChip system for certain applications; and the availability of new proprietary markers that may be important to the diagnosis, monitoring and treatment of disease for incorporation with the Company's probe arrays. Market acceptance may be adversely affected by ethical concerns that may limit the use of the GeneChip system for certain diagnostic applications or the analysis of genetic information. In addition, potential customers will need skilled laboratory technicians to operate the GeneChip system. Market acceptance of the GeneChip system could also be adversely affected by limited funding available for academic research centers and other research centers that are the potential customers for the GeneChip system. The Company anticipates a long sales cycle to market the GeneChip system to its potential customers. There can be no assurance that the Company will be able to establish a direct sales force or to establish collaborative or distribution arrangements to market its products. Failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations.

RESEARCH AND DEVELOPMENT

     The Company believes that substantial investment in research and development is essential to obtaining a competitive position in the genetic information and diagnostics markets. Affymetrix focuses on three types of research and development: applied research, including diagnostic product research and discovery; core technology development, including manufacturing process refinement, new instrumentation design, and novel chemical synthesis; and basic research to explore and expand the potential uses of DNA probe arrays and to discover new technologies.

     APPLIED RESEARCH. Affymetrix has diagnostic research projects in three major diagnostic fields: infectious disease, cancer and other diseases. In the infectious disease area, the Company is evaluating probe array applications for several infectious organisms, such as tuberculosis and CMV. The Company's research in cancer is focused on monitoring mutations associated with cancer progression and the discovery of diagnostic markers for cancers such as breast and colorectal cancers.

     CORE TECHNOLOGY DEVELOPMENT. The Company conducts research in several areas, including novel and improved synthesis chemistries, manufacturing processes, new manufacturing instrumentation, and enhancements in the design of fluidics stations and scanners. Significant research effort is dedicated to designing data analysis software to extract information from DNA probe arrays.

     BASIC RESEARCH. Affymetrix' basic research efforts are focused on expanding the applications of the GeneChip system and developing related new technologies. These efforts are focused on improving sensitivity, increasing capacity and conducting more complex assays.

     The Company's research and development expenses for the years ended December 31, 1996, 1995 and 1994, were $18.8 million, $12.4 million and $9.5 million, respectively.

     Genomics and diagnostic technologies have undergone and are expected to continue to undergo rapid and significant change. Rapid technological development by the Company or others may result in products or technologies becoming obsolete. In addition, any products offered by the Company would be made obsolete by less expensive or more effective tests based on other technologies or by new therapeutic or prophylactic agents that obviate the need for diagnostic and monitoring information. There is no assurance that the Company will be able to make the enhancements to its technology necessary to compete successfully with newly emerging technologies.

COLLABORATIVE AGREEMENTS AND GRANTS

     The Company's strategy regarding collaborative agreements is to expand the applications of the Company's technology and to acquire access to complementary technologies and resources, such as manufacturing and marketing, from its collaborative partners. Accordingly, the Company's agreements emphasize preserving the Company's rights to technological improvements and future business opportunities rather than large up-front fees or sizable commitments of research funding from its partners.

GENETICS INSTITUTE, INC.

     In November 1994, the Company entered into a collaboration with GI to develop and apply new technologies for understanding the functions of human genes. Under the agreement, GI has provided research funding to the Company for the development of DNA probes to enable GI to discover new genes and uses for genes and to rapidly screen for the expression of specified genes in both normal and diseased tissues.

     The initial term of the research collaboration with GI was three years. The Company completed performance of the 1994 agreement and, accordingly, development funding under the agreement has been discontinued. The agreement provides that as the Company enters into similar agreements for gene expression with other third parties, it may be required to refund a portion of the development funding received from GI. As a result of the agreement entered into with Incyte in April 1996, the Company expects to refund a portion of such funding to GI.

     Affymetrix has agreed to supply custom probe arrays to GI for gene discovery and gene expression research in certain designated fields in return for specified payments for up to five years from the end of the research collaboration. GI was obligated to pay Affymetrix milestone payments. GI will have all rights to therapeutic compounds discovered through the use of DNA probes provided by the Company, and the Company will receive royalties on certain such therapeutic compounds. The Company retains all rights to enhancements to the GeneChip system technology developed in the collaboration.

     In December 1995, the Company and GI expanded their relationship by entering into a supply agreement under which the Company will manufacture and supply additional custom probe arrays based on specific genes identified and selected by GI. Unlike the 1994 agreement with GI, this agreement does not provide research funding to the Company. Pursuant to the agreement, GI is obligated to purchase and the Company is obligated to supply certain minimum quantities of the custom probe arrays developed for GI until the later of 2001 or four years after development of specified probe arrays. The Company will receive fees for the design and delivery of the custom probe arrays, as well as certain milestone payments and royalties on most therapeutic compounds, if developed by GI using these probe arrays.

     As of December 31, 1996, the Company had received a total of $2.8 million from GI, a portion of which is subject to refund.

HEWLETT-PACKARD COMPANY

     In November 1994, the Company entered into a collaborative agreement with HP to combine the Company's GeneChip technology and HP's measurement and instrument capabilities to develop and manufacture a more advanced scanner for use with GeneChip probe arrays. The agreement granted certain marketing rights to HP. Pursuant to the agreement, the Company agreed to develop and manufacture probe arrays and HP agreed to develop and manufacture instruments to read the arrays. Each of the parties agreed to supply the components of the system developed by it to the other party. Under certain circumstances, if either party ceased to supply its component, the other party could obtain the manufacturing rights to such component. The Company and HP entered into a revised agreement in February 1997. Under the terms of the revised agreement, Affymetrix has re-acquired all marketing rights for its GeneChip system. Additionally, Affymetrix expanded its right to sell the HP GeneArray scanner as part of the Affymetrix GeneChip System to all potential markets. The new agreement provides for continued cooperation between Affymetrix and HP for worldwide marketing and distribution services and requires Affymetrix to purchase a minimum number of HP GeneArray scanners from HP over a three-year period.

     As of December 31, 1996, the Company had received a total of $3.6 million from HP under this collaboration, consisting of research funding, license fees and option payments. Of these funds, $292,000 had not been earned by the Company and were refunded in 1997 pursuant to the revised agreement between HP and the Company.

BIOMERIEUX VITEK, INC.

     In September 1996 the Company and bioMerieux entered into a collaborative development agreement and associated probe array supply agreement for probe arrays directed to identifying the species and drug resistance profile of bacterial organisms causing human infection. The agreement provides that the Company will not market or provide probe arrays for such tests to others that are in a format that would reasonably be considered approvable by the United States Food and Drug Administration ("FDA"). Under the terms of the agreements, bioMerieux provides research and development support and will make payments to Affymetrix upon achievement of certain development goals. In addition, bioMerieux will pay specified prices for supply of probe arrays and royalties on any resulting products. bioMerieux has an option to extend the agreement on a non-exclusive basis to viral agents.

ADVANCED TECHNOLOGY PROGRAM (UNITED STATES DEPARTMENT OF COMMERCE)

     In October 1994, the Company and Molecular Dynamics were awarded a $31.5 million five-year grant to develop novel point-of-care diagnostic systems under the National Institute of Standards and Technology's Advanced Technology Program ("ATP"). Pursuant to the grant, $20.8 million is designated for the Company and its subcontractors and $10.7 million for Molecular Dynamics and its subcontractors subject to the requirement of each company to match such funding. The grant specifies the development of an advanced miniaturized nucleic acid diagnostic device intended to reduce the costs and increase the speed and reliability of DNA diagnostic tests. The device would be used in point-of-care settings, such as hospitals, clinics and doctors' offices. The research agreements between the Company and its subcontractors under the ATP grant (the University of California, Stanford University and the University of Washington) require that the universities assign the rights to any project inventions made by them to the Company, subject to specified royalty payments. The ATP agreement provides that the Company and Molecular Dynamics retain rights in their respective fields to intellectual property developed as part of the project.

     The ATP grant is administered by the United States Department of Commerce. As of December 31, 1996, the Company had received $2.9 million under the ATP grant. The grant is subject to yearly appropriations by the United States Congress for the ATP program, and legislation has been introduced to eliminate the program. There can be no assurance that funding for the ATP program will not be reduced or eliminated at any time. The reduction or elimination of the ATP grant could have a material adverse effect on the Company's business, financial condition and results of operations.

NATIONAL INSTITUTES OF HEALTH

     In August 1995, the Company received a three-year grant for approximately $6.0 million from the National Institute of Health ("NIH") National Center for Human Genome Research, for a project entitled "Sequencing and Mapping with DNA Probe Arrays." Under the project, the Company is developing applications of DNA probe arrays for larger scale gene sequencing and creating a laboratory at the Company for use by outside researchers. The grant also includes a subcontract with Stanford University to continue research and development of the DNA probe array technology. The Company has been awarded approximately $4.0 million for the first two years of the grant, and the remaining amounts are subject to yearly appropriations by the NIH. There can be no assurance that the NIH will obtain the necessary funding from the United States Congress to continue to fund this grant.

INTELLECTUAL PROPERTY

     In 1993, Affymetrix and Affymax entered into a technology license agreement (the "Technology License Agreement") pursuant to which Affymax granted to Affymetrix an exclusive, worldwide, royalty-free license with right to sublicense to certain patents and patent applications (and any foreign counterparts) to develop, make, use and sell certain products for the clinical diagnostic and research supply markets, including rights to sell DNA probe arrays.

     In February 1997, the Company entered into an agreement with Affymax and several of its affiliated entities that supersedes the earlier Technology License Agreement effective as of 1995 (the "1997 Technology Agreement"). Under the terms of the 1997 Technology Agreement, Affymax assigned to Affymetrix all rights in patents relating to light directed synthesis and probe array technologies. Affymetrix' license rights in certain technologies, including "encoded synthetic library" technology, were terminated. Affymetrix retains or was assigned rights to use certain trademarks, including "Affymetrix."

     Effective as of December 31, 1996 and pursuant to the 1997 Technology Agreement, Affymetrix held 72 pending United States patent applications and had 21 issued patents in the United States. Many of these patents and applications have been filed and/or issued in one or more foreign countries. Affymetrix also relies upon copyright protection, trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain its competitive position. The Company's success will depend in part on its ability to obtain patent protection for its products and processes, to preserve its copyright and trade secrets and to operate without infringing the proprietary rights of third parties.

     The Company is party to various license option and license agreements with third parties (including Stanford University, Scientific Generics, Ltd., Concordia University, and the University of California) which give it rights to use certain technologies. Failure of the Company to maintain rights to such technology could have a material adverse effect on the Company's business, financial condition and results of operations. For example, inability of the Company to exercise the option for the Stanford technology under commercially reasonable terms could have an adverse effect on the ability of the Company to sell certain of its products.

     The patent positions of pharmaceutical, biopharmaceutical and biotechnology companies, including the Company, are generally uncertain and involve complex legal and factual questions. There can be no assurance that any of the Company's pending patent applications will result in issued patents, that the Company will develop additional proprietary technologies that are patentable, that any patents issued to the Company or its strategic partners will provide a basis for commercially viable products or will provide the Company with any competitive advantages or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the ability of the Company to do business. In addition, patent law relating to the scope of claims in the technology fields in which the Company operates is still evolving. The degree of future protection for the Company's proprietary rights, therefore, is uncertain. Furthermore, there can be no assurance that others will not independently develop similar or alternative technologies, duplicate any of the Company's technologies, or, if patents are issued to the Company, design around the patented technologies developed by the Company. In addition, the Company could incur substantial costs in litigation to defend itself in patent suits brought by third parties, or if it initiates such suits.

     The commercial success of the Company also depends in part on the Company neither infringing patents or proprietary rights of third parties nor breaching any licenses that may relate to the Company's technologies and products. For example, the Company, its collaborators and customers may need to acquire a license for an amplification technology to use the GeneChip system, and there is no assurance such a license will be available on commercially reasonable terms. The Company is aware of third-party patents that may relate to the Company's technology, including reagents used in probe array synthesis and in probe array assays, probe array scanners, synthesis techniques, oligonucleotide amplification techniques, assays, and probe arrays. There can be no assurance that the Company will not infringe on these patents or other patents or proprietary rights of third parties. In addition, the Company has received and may in the future receive a notice claiming infringement from third parties as well as invitations to take licenses under third party patents. On March 3, 1997, Hyseq, Inc. ("Hyseq") filed a lawsuit in United States District Court for the Northern District of California (the
San Jose Division) alleging that certain Affymetrix products infringe United States patents 5,202,231 and 5,525,464.

     The Hyseq action and any other legal action against the Company or its collaborative partners claiming damages and seeking to enjoin commercial activities relating to the affected products and processes could, in addition to subjecting the Company to potential liability for damages, require the Company or its collaborative partners to obtain a license in order to continue to manufacture or market the affected products and processes. While the Company believes the Hyseq complaint is without merit, there can be no assurance that the Company will prevail in the Hyseq action or that the Company or its collaborative partners will prevail in any other action nor can there be any assurance that any license (including licenses proposed by third parties) required would be made available on commercially acceptable terms, if at all. There are a significant number of United States and foreign patents and patent applications in the Company's areas of interest, and the Company believes that there may be significant litigation in the industry regarding patent and other intellectual property rights. The Hyseq action and any other such litigation could consume substantial managerial and financial resources, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     Others may have filed and in the future are likely to file patent applications that are similar or identical to those of the Company or those of its licensors. To determine the priority of inventions, the Company may have to participate in interference proceedings declared by the United States Patent and Trademark Office that could result in substantial cost to the Company. No assurance can be given that any such patent application will not have priority over patent applications filed by the Company.

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

     The Company also relies upon copyright and trade secret protection for its confidential and proprietary information. There can be no assurance, however, that such measures will provide adequate protection for the Company's trade secrets or other proprietary information. In addition, there can be no assurance that proprietary information will not be disclosed, that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's copyrights and trade secrets or disclose such technology, or that the Company can effectively protect its trade secrets.

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

GOVERNMENT REGULATION

     The Company anticipates that the manufacturing, labeling, distribution and marketing of some or all of the Company's diagnostic products will be subject to government regulation in the United States and in certain other countries.

     In the United States, the FDA regulates, as medical devices, most diagnostic tests and IN VITRO reagents that are marketed as finished test kits or equipment. Some clinical laboratories, however, purchase individual reagents intended for specific analytes, and use those reagents to develop and prepare their own finished diagnostic tests. Although the FDA has not generally exercised regulatory authority over these individual reagents or the finished tests prepared from them by the clinical laboratories, the FDA has recently proposed a rule that, if adopted, would regulate reagents sold to clinical laboratories as medical devices. The proposed rule would also restrict sales of these reagents to clinical laboratories certified under Clinical Laboratory Improvement Amendments of 1988 ("CLIA") as high complexity laboratories. The Company intends to market some diagnostic products as finished test kits or equipment and others as individual reagents; consequently, some or all of these products will be regulated as medical devices.

     The Food, Drug, and Cosmetic Act requires that medical devices introduced to the United States market, unless exempted by regulation, be the subject of either a premarket notification clearance (known as a "510(k)") or an approved premarket approval ("PMA"). Some of the Company's products and those of its collaborators may require a PMA and others may require a 510(k). With respect to devices reviewed through the 510(k) process, a company may not market a device until an order is issued by the FDA finding the product to be substantially equivalent to a legally marketed device known as a "predicate device." A 510(k) submission may involve the presentation of a substantial volume of data, including clinical data, and may require a substantial review. The FDA may agree that the product is substantially equivalent to a predicate device and allow the product to be marketed in the United States. The FDA, however, may (i) determine that the device is not substantially equivalent and require a PMA, or (ii) require further information, such as additional test data, including data from clinical studies, before it is able to make a determination regarding substantial equivalence. By requesting additional information, the FDA can further delay market introduction of a company's products. If the FDA indicates that a PMA is required for any of the Company's products, the application will require extensive clinical studies, manufacturing information and likely review by a panel of experts outside the FDA. Clinical studies to support either a 510(k) submission or a PMA application would need to be conducted in accordance with FDA requirements. Failure to comply with FDA requirements could result in the FDA's refusal to accept the data or the imposition of regulatory sanctions. FDA review of a PMA application could take significantly longer than that for a 510(k).

     There can be no assurance that the Company or its collaborators will be able to meet the FDA's requirements or that any necessary approval will be received. Once granted, a 510(k) clearance or PMA approval may place substantial restrictions on how the device is marketed or to whom it may be sold. Even where a device is exempted from 510(k) clearance or PMA approval, the FDA may impose restrictions on its marketing. In addition to requiring clearance or approval for new products, the FDA may require clearance or approval prior to marketing products that are modifications of existing products. There can be no assurance that any necessary 510(k) clearance or PMA approval will be granted on a timely basis or at all. FDA imposed restrictions could limit the number of customers to whom particular products could be marketed or what may be communicated about particular products. Delays in receipt of or failure to receive any necessary 510(k) clearance or PMA, or the imposition of stringent restrictions on the Company's labeling and sales of its products could have a material adverse effect on the Company.

     As a medical device manufacturer, the Company would also be required to register and list its products with the FDA. In addition, the Company would be required to comply with the FDA's GMP regulations, which require that medical devices be manufactured and records be maintained in a prescribed manner with respect to manufacturing, testing and control activities. Further, the Company would be required to comply with FDA requirements for labeling and promotion of its medical devices. For example, the FDA prohibits cleared or approved devices from being marketed for uncleared or unapproved uses. In addition, the medical device reporting regulation would require that the Company provide information to the FDA whenever there is evidence to reasonably suggest that one of its devices may have caused or contributed to a death or serious injury, or that there has occurred a malfunction that would be likely to cause or contribute to a death or serious injury if the malfunction were to recur.

     Medical device manufacturers are subject to periodic inspections by the FDA and state agencies. Additionally, FDA will conduct a preapproval inspection for all PMA devices and in some cases for 510(k) devices as well. If the FDA believes that a company is not in compliance with applicable laws or regulations, it can institute proceedings to issue a warning letter apprising of violative conduct, detain or seize products, issue a recall, enjoin future violations and assess civil and criminal penalties against the company, its officers or its employees. In addition, clearances or approvals could be withdrawn in appropriate circumstances. Failure to comply with regulatory requirements or any adverse regulatory action could have a material adverse effect on the Company.

     Medical device laws and regulations are also in effect in many of the countries in which the Company may do business outside the United States. These range from comprehensive device approval requirements for some or all of the Company's medical device products to requests for product data or certifications. The number and scope of these requirements are increasing. Medical device laws and regulations are also in effect in some states in which the Company does business. There can be no assurance that the Company will obtain regulatory approvals in such countries or that it will not be required to incur significant costs in obtaining or maintaining its foreign regulatory approvals. In addition, the export by the Company of certain of its products which have not yet been cleared for domestic commercial distribution may be subject to FDA export restrictions.
The failure to obtain product approvals in a timely fashion or to comply with state or foreign medical device laws and regulations may have a material adverse impact on the Company.

     In addition, federal, state and foreign laws and regulations regarding the manufacture and sale of medical devices are subject to future changes. For example, the FDA is currently considering significant changes to its GMP and to other regulations. The Company cannot predict what impact, if any, such changes might have on its business; however, such changes could have a material impact on the Company.

     Any of the Company's customers using its diagnostic devices for clinical use in the United States may be regulated under the CLIA. CLIA is intended to ensure the quality and reliability of clinical laboratories in the United States by mandating specific standards in the areas of personnel qualifications, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The regulations promulgated under CLIA establish three levels of diagnostic tests ("waived," "moderately complex" and "highly complex") and the standards applicable to a clinical laboratory depend on the level of the tests it performs. CLIA requirements may prevent some clinical laboratories from using certain of the Company's
diagnostic products.   In addition, the FDA has recently proposed regulation of
certain "analyte specific reagents" used in clinical reference laboratories. There can be no assurance that the CLIA regulations and future administrative interpretations of CLIA or future regulatory requirements of the FDA will not have a material adverse impact on the Company by limiting the potential market for the Company's products.

     The Company is also subject to numerous environmental and safety laws and regulations, including those governing the use and disposal of hazardous materials. Any violation of, and the cost of compliance with, these regulations could have a material adverse effect on the Company's business, financial condition and results of operations.

REIMBURSEMENT

     The Company's ability to successfully commercialize its products may depend on the Company's ability to obtain adequate levels of third-party reimbursement for use of certain diagnostic tests, in the United States, Europe and other countries. Currently, the availability of third-party reimbursement is limited and uncertain for genetic tests.

     In the United States, the cost of medical care is funded, in substantial part, by government insurance programs, such as Medicare and Medicaid, and private and corporate health insurance plans. Third-party payors may deny reimbursement if they determine that a prescribed device or diagnostic test has not received appropriate FDA or other governmental regulatory clearances, is not used in accordance with cost-effective treatment methods as determined by the payor, or is experimental, unnecessary or inappropriate. The Company's ability to commercialize certain of its products successfully may depend on the extent to which appropriate reimbursement levels for the costs of such products and related treatment are obtained from government authorities, private health insurers and other organizations, such as health maintenance organizations ("HMOs"). Third-party payors are increasingly challenging the prices charged for medical products and services. The trend towards managed health care in the United States and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or reduce government insurance programs, may all result in lower prices for certain of the Company's products. The cost containment measures that health care providers are instituting and the impact of any health care reform could have an adverse effect on the Company's ability to sell certain of its products and may have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

     Competition in genomics and diagnostics is intense and expected to increase. Further, the technologies for discovering genes associated with significant diseases and approaches for commercializing those discoveries are new and rapidly evolving.

     Currently, the Company's principal competition comes from existing technologies that are used to perform many of the same functions for which the Company plans to market its GeneChip systems. In the diagnostic field, these technologies are provided by established diagnostic companies such as Abbott Laboratories, Boehringer Mannheim GmbH, Roche, Johnson & Johnson, and SmithKline Beecham plc. These technologies include a variety of established assays, such as immunoassays, histochemistry, flow cytometry and culture, and newer DNA probe diagnostics to analyze certain limited amounts of genetic information. In the genomics field, competitive technologies include gel-based sequencing using instruments provided by companies such as the Applied Biosystems division of Perkin Elmer and Pharmacia Biotech AB. In order to compete against existing technologies, the Company will need to demonstrate to potential customers that the GeneChip system provides improved performance and capabilities. Additional competition arises from smaller companies in the genomics and diagnostic markets.

     The market for diagnostic products derived from gene discovery is currently limited and will be highly competitive. Many companies are developing and marketing DNA probe tests for genetic and other diseases. Other companies are conducting research on new technologies for diagnostic tests based on advances in genetic information. Established diagnostic companies could provide significant competition to Affymetrix through the development of new products. These companies have the strategic commitment to diagnostics, the financial and other resources to invest in new technologies, substantial intellectual property portfolios, substantial experience in new product development regulatory expertise, manufacturing capabilities and the distribution channels to deliver products to customers. These companies also have an installed base of instruments in several markets, including clinical and reference laboratories, which are not compatible with the GeneChip system. In addition, these companies have formed alliances with genomics companies which provide them access to genetic information that may be incorporated into their diagnostic tests.

     In the genomics field, future competition will likely come from existing competitors as well as other companies seeking to develop new technologies for sequencing and analyzing genetic information. In addition, pharmaceutical and biotechnology companies, such as Genome Therapeutics Corporation, Human Genome Sciences, Inc., Incyte, Millennium Pharmaceuticals, Inc., Myriad Genetics, Inc. and Sequana Therapeutics, Inc. have significant needs for genomic information and may choose to develop or acquire competing technologies to meet these needs.

     Smaller companies such as Synteni, Inc., Hyseq, and Nanogen, Inc. also are developing or have developed DNA probe based assays, some of which may be competitive with the products of the Company. There can be no assurance that such companies will not be successful in capturing a portion of the market of the Company.

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

EMPLOYEES

     As of March 24, 1997, Affymetrix had 161 full-time employees, 37 of whom hold Ph.D. degrees. The employee group includes chemists, engineers, computer scientists, mathematicians and molecular biologists with experience in the diagnostic products, medical products, semiconductor, computer software and electronics industries. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company experienced work stoppages. The Company believes that it maintains good relationships with its employees. Affymetrix' success will depend in large part on its ability to attract and retain skilled and experienced employees. There can be no assurance that the Company will be successful in hiring or retaining qualified personnel, and its failure to do so could have a material adverse impact on the business and financial condition of the Company.

ADDITIONAL RISK FACTORS

     This Form 10-K contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the following risk factors and elsewhere in this document.

EARLY STAGE OF DEVELOPMENT

     The Company has not commercialized significant quantities of products based on its technologies. As of December 31, 1996, the Company had placed only 19 GeneChip systems, all of which have been solely for research use and only 17 of which have been purchased by customers. The majority of the Company's revenues have been derived from payments from collaborative research and development agreements and government research grants.

     The Company's GeneChip system and other potential products will require significant additional development and investment, including testing to further validate performance and demonstrate cost effectiveness. While the Company's initial product sales for research use have not required regulatory approval, the Company expects that such approval will be required in the future. The Company may need to undertake costly and time-consuming efforts to obtain this approval. There can be no assurance that any future products will be successfully developed, be proven to be accurate and efficacious in any markets, meet applicable regulatory standards in a timely manner or at all, be protected from competition by others, avoid infringing the proprietary rights of others, be manufactured in sufficient quantities or at reasonable costs, or be marketed successfully.

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

UNCERTAINTIES RELATING TO TECHNOLOGICAL APPROACHES; NEED FOR ADDITIONAL RESEARCH AND DEVELOPMENT

     The Company intends to develop its GeneChip system for genomics and diagnostics applications. The GeneChip system involves several new technologies, including a complex chemical synthesis process necessary to create DNA probe arrays. In addition, technicians using the GeneChip system require new technical skills and training. There can be no assurance that technicians will not experience difficulties with the system that would prevent or limit its use. The instrumentation and software that comprise the GeneChip system are new and have not been previously used in commercial applications. As the system is used, it is possible that previously unrecognized defects will emerge. In addition, DNA probe arrays are tested only on a random sample basis, and quality problems could develop with the untested arrays. Further, in order for the Company to address new applications for the GeneChip system, the Company may be required to reduce the size of its probe arrays, increase the number of features on these arrays, develop instruments capable of processing the information from such probe arrays, and design software capable of managing such information. There can be no assurance that the Company will be capable of validating or achieving the improvements in the components of the GeneChip system necessary for its successful commercialization. The Company's GeneChip technology will also need to compete against well-established techniques and enhancements to such techniques for analyzing genes and for diagnostics. There can be no assurance that the GeneChip system will replace or compete successfully against existing techniques and instruments. Furthermore, there can be no assurance that the Company's GeneChip technology will be useful in providing information on the function of genes or for the analysis of larger sequences of genes.

     The development of research, diagnostic, and therapeutic products based on the Company's technologies will be subject to the risks of failure inherent in the development of products based on new technologies. These risks include possibilities that any products based on these technologies will be found to be ineffective, unreliable or unsafe, or otherwise fail to receive necessary regulatory clearances; that products will be difficult to manufacture on a large scale or will be uneconomical to market; that proprietary rights of third parties will preclude the Company or its collaborative partners from marketing products; or that third parties will market superior or equivalent products.

Furthermore, there can be no assurance that the Company's research and development activities will result in any commercially viable products.

UNCERTAINTY OF MARKET ACCEPTANCE

     The commercial success of the Company's GeneChip system will depend upon market acceptance by academic research centers, pharmaceutical and biotechnology companies and reference laboratories. Market acceptance will depend on many factors, including convincing researchers that the GeneChip system is an attractive alternative to current technologies for the acquisition, analysis and management of genetic information; the receipt of regulatory clearances in the United States, Europe, Japan and elsewhere; the need for laboratories to license other technologies, such as amplification technologies that may be required to use the GeneChip system for certain applications; and the availability of new proprietary markers that may be important to the diagnosis, monitoring and treatment of disease for incorporation on the Company's probe arrays. Market acceptance may be adversely affected by ethical concerns that may limit the use of the GeneChip system for certain diagnostic applications or the analysis of genetic information. In addition, potential customers will need skilled laboratory technicians to operate the GeneChip system. Market acceptance of the GeneChip system could also be adversely affected by limited funding available for academic research centers and other research organizations that are the potential customers for the GeneChip system.

     Potential customers of the GeneChip system will need to acquire the Company's fluidics station and probe array scanner in order to utilize the DNA probe arrays. The cost of this instrumentation may deter certain potential customers from purchasing probe arrays. The Company may be required to discount the price of its GeneChip system in order to place the system with customers. The failure of the Company to place sufficient quantities of the instruments for the GeneChip system would have a material adverse effect on its ability to sell the disposable probe arrays. There can be no assurance that academic research centers, pharmaceutical or biotechnology companies or reference laboratories will replace existing instrumentation and techniques with the GeneChip system. Because of these and other factors, there can be no assurance that the Company's products will gain market acceptance.

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

UNCERTAINTIES RELATED TO THE HIV PROBE ARRAY

     The first commercial application of the Company's GeneChip system is an HIV probe array designed to detect mutations in HIV, the virus that causes AIDS. The HIV probe array provides sequence information from the reverse transcriptase and protease genes of HIV and the system includes a fluidics station, a scanner and related software. In April 1996, the Company introduced the HIV probe array for research purposes only. As of December 31, 1996, the Company had placed only 8 Genechip systems at HIV probe array customer sites. These systems have been in operation for only a limited period of time, and their accuracy and efficacy have not been fully demonstrated. There are other uncertainties relating to the system, including that the Company has no prior experience in introducing a commercial product, that technicians may encounter difficulties with the system that would prevent or limit its use, and that the Company will rely on third parties to manufacture and service its instruments. Furthermore, there can be no assurance that the accuracy of the HIV probe array in providing sequence information from HIV will be better than current technologies, such as gel-based sequencing techniques.

     As new therapies and combinations of therapies for treating HIV are employed, new mutations in the HIV genome may be discovered that would require the Company to redesign its current probe array or develop new probe arrays. Advanced therapies could be discovered that target other components of the virus or which do not generate drug resistance. In addition, cost containment pressures for treating HIV patients may limit the price the Company may be able to charge potential customers for its HIV probe array. There can be no assurance that the HIV probe array will provide useful diagnostic and monitoring information, that it will operate without difficulties, that technicians will have adequate training to use the system, or that the Company will not experience manufacturing or marketing difficulties selling the HIV probe array to academic research centers, pharmaceutical and biotechnology companies and reference laboratories. Furthermore, there can be no assurance that the HIV probe array will gain regulatory approval for clinical use. There can be no assurance that these revenues will be realized in the near term, or at all. Failure of the Company to successfully commercialize the HIV probe array could have a material adverse effect on the Company's business, financial condition and results of operations, and may adversely affect the Company's ability to commercialize future products.

HISTORY OF LOSSES AND EXPECTATION OF FUTURE LOSSES

     The Company has incurred operating losses in each year since its inception, including net losses of approximately $10.7 million during the year ended December 31, 1995, and $12.2 million during the year ended December 31, 1996, and at December 31, 1996, the Company had an accumulated deficit of approximately $44.7 million. The Company's losses have resulted principally from costs incurred in research and development and from general and administrative costs associated with the Company's operations. These costs have exceeded the Company's interest income and revenues which, to date, have been generated principally from collaborative research and development agreements and government research grants. The Company expects to incur substantial additional operating losses over the next several years as a result of increases in its expenses for research and product development, manufacturing scale-up, expanding sales and marketing and capital expenditures.

PROFITABILITY UNCERTAIN

     The Company has experienced substantial operating losses and has never been profitable. The Company may have to discount the price of the GeneChip system to gain market acceptance, which could adversely affect gross margins. The Company's future gross margins, if any, will be dependent on, among other factors, the Company's ability to cost-effectively manufacture the GeneChip system, its product mix and the degree of price discounts required to market its products to academic research centers, pharmaceutical and biotechnology companies and reference laboratories. The amount of future operating losses and time required by the Company to reach profitability, if ever, are highly uncertain. The Company's ability to generate significant revenues and become profitable is dependent in large part on the ability of the Company to enter into additional collaborative arrangements and on the ability of the Company and its collaborative partners to successfully commercialize products developed under the collaborations. In addition, delays in receipt of any necessary regulatory approvals by the Company or its collaborators, or receipt of approvals by competitors, could adversely affect the successful commercialization of the Company's technologies. There can be no assurance that the Company will successfully commercialize any product or that the Company will achieve profitability.

FLUCTUATIONS IN OPERATING RESULTS

     The Company's quarterly operating results will depend upon the volume and timing of orders for GeneChip systems and probe arrays received and delivered during the quarter, variations in payments under collaborative agreements, including milestones, royalties, license fees, and other contract revenues, and the timing of new product introductions by the Company. The Company's quarterly operating results may also fluctuate significantly depending on other factors, including the introduction of new products by the Company's competitors; regulatory actions; market acceptance of the GeneChip system and other potential products; adoption of new technologies; manufacturing capabilities; variations in gross margins of the Company's products; competition; the cost, quality and availability of reagents and components; the mix of products sold; changes in government funding; and third-party reimbursement policies.

DEPENDENCE UPON COLLABORATIVE PARTNERS

     An important element of the Company's business strategy involves collaborations with pharmaceutical, diagnostic and biotechnology companies that have discovered genes and may seek to use the Company's technologies to discover genetic mutations or develop diagnostic and therapeutic products. The Company has significant collaborations with HP, bioMerieux, Incyte and GI.

     The Company has received a material portion of its revenue since inception from its collaborative partners and intends to enter into collaborative arrangements with other companies to apply its technology, fund development, commercialize potential future products, and assist in obtaining regulatory approval. There can be no assurance that any of the Company's present or future collaborative partners will perform their obligations as expected or will devote sufficient resources to the development, clinical testing or marketing of the Company's potential products developed under the collaborations. Any parallel development by a partner of alternative technologies or components of the GeneChip system, preclusion of the Company from entering into competitive arrangements, failure to obtain timely regulatory approvals, premature termination of an agreement, or failure by a partner to devote sufficient resources to the development and commercialization of the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The prospect of broadly available genetic predisposition testing has raised issues regarding the appropriate utilization and the confidentiality of information provided by such testing. It is possible that discrimination by insurance companies could occur through the raising of premiums by insurers to prohibitive levels, outright cancellation of insurance or unwillingness to provide coverage to patients shown to have a genetic predisposition to a particular disease. In addition, employers could discriminate against employees with a positive genetic predisposition due to the increased risk for disease resulting in possible cost increases for health insurance and the potential for lost employment time. Finally, governmental authorities could, for social or other purposes, limit the use of genetic testing or prohibit testing for genetic predisposition to certain conditions which could adversely affect the use of the Company's products. There can be no assurance that ethical concerns about genetic testing will not adversely affect market acceptance of the Company's GeneChip system.

LIMITED MANUFACTURING CAPABILITY; SOLE SOURCE SUPPLIERS

     The Company has limited experience manufacturing products for commercial purposes. To date, the Company has a small scale facility providing limited quantities of probe arrays for internal and collaborative purposes and initial sales of the GeneChip system to the research market. To achieve the production levels of probe arrays necessary for successful commercialization of its products, the Company will need to scale-up its manufacturing facilities and establish automated manufacturing capabilities. The Company may also need to comply with the current GMP prescribed by the FDA for sale of products in the United States, ISO standards for sale of products in Europe, as well as other standards prescribed by various federal, state and local regulatory agencies in the United States and other countries. Although the Company does not currently need to comply with GMP to manufacture probe arrays and related instrumentation for sale for research purposes, it may need to be GMP compliant to sell these products to clinical reference laboratories, and it will need to be compliant to sell these products for clinical use. There can be no assurance that manufacturing and quality control problems will not arise as the Company attempts to scale-up its manufacturing facilities or that such scale-up can be achieved in a timely manner or at commercially reasonable costs.

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

     As the Company's technologies evolve, new manufacturing techniques and systems will be required. For example, it is anticipated that batch processing systems will be needed to meet the Company's future probe array manufacturing needs. Further, as products requiring increased density are developed, miniaturization of the features on the arrays will be necessary, requiring new or modified manufacturing equipment and processes. Further, the Company's manufacturing equipment requires significant capital investment. The Company presently relies on a single manufacturing facility for its probe arrays for the foreseeable future. This manufacturing facility is subject to natural disasters such as earthquakes and floods. The former are of particular significance since the manufacturing facility is located in an earthquake prone area. In the event that its manufacturing facility were to be affected by accidental or natural disasters, the Company would be unable to manufacture products for sale until the facility was replaced or restored to operation.

     Certain key parts of the GeneChip system, such as the scanner, the fluidics station, and certain reagents, are currently available only from a single source or a few sources. The Company currently obtains the scanners for its GeneChip probe arrays from HP. The Company is dependent on HP for quality testing and service of this instrument. The Company's ability to commercialize a probe array with more features is dependent upon successful introduction of the HP scanner. The Company has contracted with RELA to supply the fluidics station that is part of the GeneChip system. No assurance can be given that scanners, fluidics stations or reagents will be available in commercial quantities at acceptable costs. If the Company is required to seek alternative sources of supply, it could be time consuming and expensive. In addition, the Company is dependent on its vendors to provide components of appropriate quality and reliability and to meet applicable regulatory requirements. Consequently, in the event that supplies from these suppliers were delayed or interrupted for any reason, the Company's ability to develop and supply its products could be impaired, which could have a material adverse effect on the Company's business, financial condition and results of operations.

UNCERTAINTIES RELATED TO GOVERNMENT FUNDING

     A significant portion of the Company's products for research use are likely to be sold to universities, government research laboratories, private foundations and other institutions where funding is dependent upon grants from government agencies such as the NIH. Research funding by the government, however, may be significantly reduced under several budget proposals being discussed by the United States Congress. Any such reduction may materially affect the ability of the Company's prospective research customers to purchase the Company's products for research use.

     The Company has received and expects to continue to receive significant funds under various United States Government research and technology programs. While the programs are generally multi-year awards, they are subject to a yearly appropriations process in the United States Congress. Proposed legislation being debated in the United States Congress would eliminate or reduce the program under which the Company's ATP grant is funded by the Department of Commerce. There can be no assurance that the Company will receive the entire $20.8 million of funding designated for it under the ATP grant, and termination of the ATP grant could have a material adverse effect on the Company's business, financial condition and results of operations.

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

EXPOSURE TO PRODUCT LIABILITY CLAIMS

     The Company's business exposes it to potential product liability claims that are inherent in the testing, manufacturing, marketing and sale of human diagnostic and therapeutic products. The Company intends to acquire additional insurance, should it be desirable, for clinical liability risks. There can be no assurance that it will be able to obtain such insurance or general product liability insurance on acceptable terms or at reasonable costs or that such insurance will be in sufficient amounts to provide the Company with adequate coverage against potential liabilities. A product liability claim or recall could have a material adverse effect on the Company's business, financial condition and results of operations.

CONTROL BY GLAXO, MANAGEMENT AND RELATED PERSONS

     Glaxo beneficially owns approximately 33% of the Company's outstanding Common Stock and executive officers, directors and principal shareholders (other than Glaxo) beneficially own approximately 14% of the Company's outstanding Common Stock. Accordingly, Glaxo and these shareholders may be able to influence the outcome of shareholder votes, including votes concerning the election of directors, adoption of amendments to the Company's Articles of Incorporation and Bylaws and approval of mergers and other significant corporate transactions. Glaxo and the Company have executed a governance agreement that confers rights on Glaxo in certain circumstances.

ANTI-TAKEOVER EFFECT OF CERTAIN CHARTER PROVISIONS

     Certain provisions of the Company's Articles of Incorporation and Bylaws and certain other contractual provisions could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, or control the Company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company's Common Stock. Certain of these provisions allow the Company to issue Preferred Stock with rights senior to those of the Common Stock without any further vote or action by the shareholders, eliminate the right of shareholders to act by written consent which could make it more difficult for shareholders to affect certain corporate actions. These provisions could also have the effect of delaying or preventing a change in control of the Company. The issuance of Preferred Stock could decrease the amount of earnings and assets available for distribution to the holders of Common Stock or could adversely affect the rights and powers, including voting rights, of the holders of the Common Stock. In certain circumstances, such issuance could have the effect of decreasing the market price of the Common Stock.

VOLATILITY OF STOCK PRICE

     The trading price of the Company's Common Stock could be subject to significant fluctuations in response to announcements of results of research activities, collaborative agreements, technological innovations, or new commercial products by the Company, collaborative partners or competitors, changes in government regulations, regulatory actions, changes in patent laws, developments concerning proprietary rights, quarterly variations in operating results, litigation and other events. The stock market has from time to time experienced significant price and volume fluctuations which have particularly affected the market prices of the stocks of technology companies, and which may be unrelated to the operating performance of particular companies. Further, there has been particular volatility in the market prices of securities of biotechnology and other life sciences companies.

ITEM 2.  PROPERTIES

     Affymetrix leases 47,000 square feet in Santa Clara, California for research laboratories and administrative offices under a lease expiring in 2003. The Company has leased an additional 45,000 square feet, beginning in the first half of 1997, in the same business complex of Santa Clara and for the same lease term. The Company leases 20,000 square feet of space for manufacturing operations in Sunnyvale, California under a lease that expires in 2000. The Company has options to renew this lease for two successive three-year terms. The Company also leases 31,000 square feet of research and development space in Sunnyvale, California under a lease that expires in 1999. The Company may need to add to its existing facilities, including manufacturing facilities, over the next few years.

ITEM 3.  LEGAL PROCEEDINGS

     On March 3, 1997, Hyseq, Inc. filed a complaint against the Company for infringement of United States patent 5,202,231 and 5,525,464 in United States District Court for the Northern District of California (the San Jose Division). If the outcome of this or any other litigation is unfavorable to the Company, it could have a material adverse effect on the Company's financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market System under the symbol of AFFX. The following table sets forth, for the periods indicated, the low and high bid prices per share for the Company's Common Stock as reported by the Nasdaq National Market.


     1996                            Low           High
     ----                            ---           ----
     Second Quarter                 $14.50        $17.88
        (beginning June 6, 1996)
     Third Quarter                  $ 9.00        $19.00
     Fourth Quarter                 $15.88        $23.50

     As of December 31, 1996, there were approximately 290 holders of record of the Company's Common Stock.

     No dividends have been paid on the Common Stock. The Company currently intends to retain all future earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected historical information have been derived from the audited financial statements of the Company. The financial statements as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996 are derived from the financial statements which have been audited by Ernst & Young LLP, independent auditors, and are included elsewhere in this Form 10-K. The table should be read in conjunction with
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8. "Financial Statements and Supplementary Data."

                                                                        YEAR ENDED DECEMBER 31,
                                                         ---------------------------------------------------
                                                           1996       1995       1994       1993      1992
                                                         --------   --------   --------   --------   -------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenue:
   Product...........................................    $  1,389   $     -    $     -    $     -    $    -
   Contract and grant................................      10,583      4,625      1,574      1,413        43
                                                         --------   --------   --------   --------   -------
       Total revenue.................................      11,972      4,625      1,574      1,413        43
                                                         --------   --------   --------   --------   -------
Cost and expenses:
   Cost of product revenue...........................       2,178         -          -          -         -
   Research and development..........................      18,762     12,420      9,483      6,566     4,106
   General and administrative........................       7,569      3,833      2,303        577       582
                                                         --------   --------   --------   --------   -------
       Total cost and expenses.......................      28,509     16,253     11,786      7,143     4,688
                                                         --------   --------   --------   --------   -------
Loss from operations.................................     (16,537)   (11,628)   (10,212)    (5,730)   (4,645)
Interest income (expense), net.......................       4,310        881        532        138       (15)
                                                         --------   --------   --------   --------   -------
Net loss.............................................    $(12,227)  $(10,747)  $ (9,680)  $ (5,592)  $(4,660)
                                                         --------   --------   --------   --------   -------
                                                         --------   --------   --------   --------   -------
Pro forma net loss per share.........................    $  (0.61)  $  (0.61)  $  (0.55)  $  (0.52)
Shares used in computing pro forma net loss
    per share (1)....................................      20,131     17,664     17,653     10,715

BALANCE SHEET DATA:
Cash, cash equivalents, and short-term investments...    $108,982   $ 38,883   $ 17,805   $ 20,392   $    94
Working capital......................................     107,668     36,070     15,677     17,452      (320)
Total assets.........................................     118,860     44,552     19,861     22,817       813
Long-term obligations................................         741        948      7,135         -        564
Accumulated deficit..................................     (44,743)   (32,516)   (21,769)   (12,089)   (6,497)
Total shareholders' equity (net capital deficiency)..     112,493     38,519      9,170     19,214      (181)

(1) See Note 2 of Notes to Financial Statements for an explanation of the determination of the number of shares used in computing pro forma net loss per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following Management's Discussion and Analysis of Financial Condition and Results of Operation contains forward-looking statements, such as financial projections, information and expectations about the Company's products and markets, which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements, as a result of certain factors, including those set forth under the heading "Additional Risk Factors" and elsewhere in this Form 10-K.

OVERVIEW

     Affymetrix is focused on developing GeneChip based systems and related applications and technologies for the acquisition, analysis and management of complex genetic information. The business and operations of Affymetrix were commenced in 1991 by Affymax and were initially conducted within Affymax. In March 1992, Affymetrix was incorporated as a California corporation and became a wholly-owned subsidiary of Affymax. Beginning in September 1993, Affymetrix issued equity securities which diluted Affymax' shareholding in Affymetrix. In March 1995, Glaxo purchased Affymax, including its then 65% interest in Affymetrix. Glaxo owned approximately 46% of Affymetrix at December 31, 1995. Glaxo's ownership of Affymetrix at December 31, 1996 was approximately 33%. Through March 31, 1996, Affymetrix was in the development stage. In April 1996, Affymetrix commenced commercial sales of the GeneChip system and an HIV probe array for research use. Therefore Affymetrix is no longer considered to be in the development stage.

     Affymetrix has a limited operating history that, to date, has focused primarily on the development of its technology. Based on its GeneChip technology platform, Affymetrix is developing a portfolio of products for academic research centers, pharmaceutical and biotechnology companies and reference laboratories. As of December 31, 1996, Affymetrix had placed 19 of its GeneChip systems with customers for validation, initial testing and certain research applications. The Company commercially introduced its first product, the research use only GeneChip system and the HIV probe array, in April 1996. Payments received for certain systems prior to April 1996 were recorded as contract revenues pursuant to development agreements. Failure of the Company to successfully develop, manufacture and market additional products or to realize product revenues would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company has incurred operating losses in each year since its inception, including net losses of approximately $12.2 million during the year ended December 31, 1996 and, as of such date, had an accumulated deficit of approximately $44.7 million. The Company's losses have resulted principally from costs incurred in research and development and from general and administrative costs associated with the Company's operations. These costs have exceeded the Company's interest income and revenues which to date have been generated principally from collaborative research and development agreements and government research grants. The Company expects to incur substantial additional operating losses over the next several years as a result of increases in its expenses for research and product development, general and administrative, manufacturing and marketing capabilities.

     The Company's quarterly operating results will depend upon the volume and timing of orders for GeneChip systems and probe arrays received and delivered during the quarter, variations in payments under collaborative agreements, including milestones, royalties, license fees, and other contract revenues, and the timing of new product introductions by the Company. The Company's quarterly operating results may also fluctuate significantly depending on other factors, including the introduction of new products by the Company's competitors; regulatory actions; market acceptance of the GeneChip system and other potential products; adoption of new technologies; manufacturing capabilities; variations in gross margins of the Company's products; competition; the cost, quality and availability of reagents and components; the mix of products sold; changes in government funding; and third-party reimbursement policies.

     Affymetrix may have to discount the price of the GeneChip system to gain market acceptance, which could adversely affect gross margins. The Company's future gross margins, if any, will be dependent on, among other factors, the Company's ability to cost-effectively manufacture the GeneChip system, product mix and the degree of price discounts required to market its products to academic research centers, pharmaceutical companies and reference laboratories. The amount of future operating losses and time required by the Company to reach profitability are uncertain. The Company's ability to generate significant revenues and become profitable is dependent in large part on the ability of the Company to enter into additional collaborative arrangements and on the ability of the Company and its collaborative partners to successfully commercialize products incorporating the Company's technologies. In addition, delays in receipt of any necessary regulatory approvals by the Company or its collaborators, or receipt of approvals by competitors, could adversely affect the successful commercialization of the Company's technologies.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995

     PRODUCT REVENUE. In April 1996, Affymetrix commenced commercial sales of the GeneChip system and an HIV probe array for research use. Product revenue of $1.4 million and costs of product revenue of $2.2 million were recognized in the last nine months of 1996 as a result.

     CONTRACT AND GRANT REVENUE. Contract and grant revenue increased to $10.6 million for 1996 from $4.6 million for 1995 as a result primarily of its ATP grant, NIH grant and revenue earned from collaborative agreements with GI, HP and bioMerieux.

     RESEARCH AND DEVELOPMENT.     Research and development expenses increased
to $18.8 million for 1996 compared to $12.4 million for 1995. The increase in research and development expenses was attributable primarily to the hiring of additional research and development personnel, costs incurred to further product development and increased purchases of research supplies.

     GENERAL AND ADMINISTRATIVE EXPENSES.    General and administrative expenses
increased to $7.6 million in 1996 compared to $3.8 million for 1995. The increase in general and administrative expenses was attributable primarily to the hiring of additional management personnel and the incurring of legal and other professional fees in connection with the overall scale-up of operations and business development efforts.

     INTEREST INCOME.    Interest income was $4.4 million for 1996 compared to
$1.3 million for 1995. The increase resulted from the investment of net proceeds from Affymetrix' private placement of Series B Senior Convertible Preferred Stock in August 1995 and net proceeds from its initial public offering in June 1996. Interest expense decreased to $106,000 for 1996 from $420,000 in 1995 as a result of the conversion of a $6.0 million subordinated convertible promissory note held by Affymax in August 1995.

YEARS ENDED DECEMBER 31, 1995 AND DECEMBER 31, 1994

     CONTRACT AND GRANT REVENUE. Contract and grant revenue increased to $4.6 million for 1995 from $1.6 million for 1994 primarily as a result of the Company's ATP grant and revenue earned from collaborative agreements with GI and HP.

     RESEARCH AND DEVELOPMENT.     Research and development expenses increased
to $12.4 million for 1995 compared to $9.5 million for 1994. The increase in research and development expenses was attributable primarily to the hiring of additional research and development personnel, costs incurred to establish a pilot manufacturing facility, and increased purchases of research supplies.

     GENERAL AND ADMINISTRATIVE EXPENSES.    General and administrative expenses
increased to $3.8 million for 1995 compared to $2.3 million for 1994. The increase in general and administrative expenses was attributable primarily to the hiring of additional management personnel and the incurring of legal and other professional fees in connection with the overall scale-up of operations and business development efforts.

     INTEREST INCOME.    Interest income was $1.3 million for 1995 compared to
$575,000 for 1994. The increase resulted from the investment of net proceeds from Affymetrix' private placement of Series B Senior Convertible Preferred Stock in August 1995. Interest expense resulted from lease financing for manufacturing equipment and facilities.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations primarily through the sale of equity securities, contributions from Affymax, government grants, collaborative agreements, and interest income. Proceeds raised through the sale of equity securities include net proceeds of $85.1 million from its initial public offering in June 1996 and aggregate net proceeds of $53.6 million from private placements in August 1995 and September 1993.

     Affymetrix' cash and cash equivalents increased by $11.7 million during 1996. Net cash used in operating activities was $11.8 million in 1996 compared to $10.2 million for 1995 and $7.4 million for 1994. The cash used for operations was primarily to fund research and development expenses and manufacturing start-up costs related to the introduction and support of Affymetrix' products. Affymetrix has also received collaborative research and government grant funding totaling $11.0 million, of which $10.6 million has been recognized as contract and grant revenue.

     Net cash used by the Company in investing activities was $61.6 million in 1996 compared to $26.7 million for 1995 and $1.1 million of cash provided by investing activities in 1994. Capital expenditures totaled $3.5 million for 1996 compared to $2.3 million in 1995 and $1.2 million in 1994. Purchases of available-for-sale securities were $149.4 million, $38.4 million and $3.0 million for 1996, 1995 and 1994, respectively. Proceeds from sales and maturities of available-for-sale securities were $91.3 million, $14.0 million and $5.3 million for 1996, 1995 and 1994, respectively.

     Net cash provided by financing activities was $85.0 million in 1996 compared to $32.7 million and $6.5 million in 1995 and 1994, respectively. These cash flows from financing activities are primarily the result of public and private placements of securities, contributions from Affymax and equipment lease financing.

     As of December 31, 1996, Affymetrix had cash, cash equivalents, and short-term investments of approximately $109.0 million. The Company anticipates that these existing capital resources will enable it to maintain currently planned operations through at least 1999. However, this expectation is based on the Company's current operating plan, which could change and the Company could require additional funding sooner than anticipated. In addition, the Company may choose to raise additional capital due to market conditions or strategic considerations even if it continues to have sufficient funds for its operating plan. The Company's requirements for additional capital will be substantial and will depend on many factors, including payments received under existing and possible collaborative agreements; the availability of government research grant payments; the progress of the Company's collaborative and independent research and development projects; the costs of preclinical and clinical trials for the Company's products; the prosecution, defense and enforcement of patent claims and other intellectual property rights; and the development of manufacturing, sales and marketing capabilities. The Company has no credit facility or other committed sources of capital. To the extent capital resources, including payments from existing and possible future collaborative agreements and grants, together with the net proceeds of the offering are insufficient to meet future capital requirements, the Company will have to raise additional funds to continue the development of its technologies. There can be no assurance that such funds will be available on favorable terms, or at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to the Company's shareholders. If adequate funds are not available, the Company may be required to curtail operations significantly or to obtain funds through entering into collaborative agreements on unattractive terms. The Company's inability to raise capital would have a material adverse effect on the Company's business, financial condition and results of operations.

     Affymetrix expects its capital requirements to increase over the next several years as it expands its facilities and acquires scientific equipment to support manufacturing and research and development efforts. The Company's expenditure requirements will depend on numerous factors, including the progress of its research and development programs; the development of commercial scale manufacturing capabilities; its ability to maintain existing collaborative arrangements and establish and maintain new collaborative arrangements; the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; the effectiveness of product commercialization activities and arrangements and other factors.

     As of December 31, 1996, Affymetrix has net operating loss carryforwards for income tax purposes of approximately $31.0 million which will expire at various dates beginning in 2008 through 2011, if not utilized. Because Affymetrix has experienced ownership changes, future utilization of these carryforwards may be subject to certain limitations as defined by Internal Revenue Code and similar state regulations. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce income tax liabilities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



INDEX TO FINANCIAL STATEMENTS
-----------------------------


                                                                       PAGE NO.

                               AFFYMETRIX, INC.


Report of Ernst & Young LLP, Independent Auditors ........................  34

Balance Sheets............................................................  35

Statements of Operations..................................................  36

Statement of Shareholders' Equity.........................................  37

Statements of Cash Flows..................................................  38

Notes to Financial Statements.............................................  39





SUPPLEMENTARY DATA
------------------


All schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



To the Board of Directors and Shareholders
Affymetrix, Inc.

We have audited the accompanying balance sheets of Affymetrix, Inc. at December 31, 1996 and 1995, and the related statements of operations, shareholder's equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Affymetrix, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                       Ernst & Young LLP

Palo Alto, California,
January 23, 1997

                                 AFFYMETRIX, INC.

                                  BALANCE SHEETS
                       (In thousands, except share amounts)

                                      ASSETS

                                                                December 31,
                                                            -------------------
                                                               1996      1995
                                                            ---------  --------
Current assets:
  Cash and cash equivalents..............................   $  14,143  $  2,481
  Short-term investments.................................      94,839    36,402
  Accounts receivable....................................       1,888     1,342
  Inventories............................................       1,901       670
  Other current assets...................................         523       260
                                                            ---------  --------
    Total current assets.................................     113,294    41,155

  Property and equipment

    Equipment and furniture..............................       7,307     4,254
    Leasehold improvements...............................         946       586
                                                            ---------  --------
                                                                8,253     4,840
    Less accumulated depreciation and amortization.......      (2,856)   (1,583)
                                                            ---------  --------
  Net property and equipment.............................       5,397     3,257
Other assets.............................................         169       140
                                                            ---------  --------
                                                            $ 118,860  $ 44,552
                                                            ---------  --------
                                                            ---------  --------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities...............   $   5,023  $  2,469
  Payable to Affymax.....................................          -         89
  Deferred revenue.......................................         396     2,340
  Current portion of capital lease obligation............         207       187
                                                            ---------  --------
    Total current liabilities............................       5,626     5,085
Noncurrent portion of capital lease obligation...........         741       948

Commitments and contingencies

Shareholders' equity:
  Convertible Preferred Stock, no par value; 27,500,000
    shares authorized; none and 23,166,666 shares issued
    and outstanding at December 31, 1996 and 1995,
    respectively.........................................          -     70,439
  Common stock, no par value; 50,000,000 shares authorized;
    22,535,203 and 536,267 shares issued and outstanding at
    December 31, 1996 and 1995, respectively.............     158,687     2,717
  Note receivable from officer...........................         (40)      (42)
  Unrealized gain on available-for-sale securities.......          49       281
  Deferred compensation..................................      (1,460)   (2,360)
  Accumulated deficit....................................     (44,743)  (32,516)
                                                            ---------  --------
    Total shareholders' equity...........................     112,493    38,519
                                                            ---------  --------
                                                            $ 118,860  $ 44,552
                                                            ---------  --------
                                                            ---------  --------

                            See Accompanying Notes

                                AFFYMETRIX, INC.
                           STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)

                                                                         Year Ended December 31,
                                                                      ------------------------------
                                                                        1996       1995       1994
                                                                      --------   --------   --------
REVENUE:
  Product...........................................................  $  1,389   $     -    $     -
  Contract and grant................................................    10,583      4,625      1,574
                                                                      --------   --------   --------
    Total revenue...................................................    11,972      4,625      1,574
                                                                      --------   --------   --------
COSTS AND EXPENSES:
  Cost of product revenue...........................................     2,178         -          -
  Research and development..........................................    18,762     12,420      9,483
  General and administrative........................................     7,569      3,833      2,303
                                                                      --------   --------   --------
    Total costs and expenses (includes related-party expense of
      $1,422, $1,432 and $1,647, respectively)......................    28,509     16,253     11,786
                                                                      --------   --------   --------
    Loss from operations............................................   (16,537)   (11,628)   (10,212)
    Interest income.................................................     4,416      1,301        575
    Interest expense (includes related-party expense of $320 in
      1995).........................................................      (106)      (420)       (43)
                                                                      --------   --------   --------
    Net loss........................................................  $(12,227)  $(10,747)  $ (9,680)
                                                                      --------   --------   --------
                                                                      --------   --------   --------
    Historical net loss per share................................... $   (0.82)
                                                                      --------
                                                                      --------
    Shares used in computing historical net loss per share..........    14,834
                                                                      --------
                                                                      --------
    Pro forma net loss per share....................................  $  (0.61)  $  (0.61)  $  (0.55)
                                                                      --------   --------   --------
                                                                      --------   --------   --------
    Shares used in computing pro forma net loss per share...........    20,131     17,664     17,653
                                                                      --------   --------   --------
                                                                      --------   --------   --------

                             See Accompanying Notes

                                AFFYMETRIX, INC.
                      STATEMENTS OF SHAREHOLDERS' EQUITY
                      (In thousands, except share amounts)

                                                   CONVERTIBLE                       NOTES
                                                    PREFERRED        COMMON        RECEIVABLE      UNREALIZED       DEFERRED
                                                      STOCK           STOCK       FROM OFFICER     GAIN/(LOSS)    COMPENSATION
                                                  -------------   -------------   -------------   -------------   -------------
Balance, December 31, 1993......................    $  31,283         $  100         $  (80)        $      -         $      -
  Issuance of 74,200 shares of Common Stock
    upon exercise of stock options..............           -              22             -                 -                -
  Interest accrued on notes receivable from
    officers....................................           -              -              (4)               -                -
  Unrealized loss on available-for-sale
    securities..................................           -              -              -               (382)              -
  Net loss......................................           -              -              -                 -                -
                                                  -------------   -------------   -------------   -------------   -------------
Balance, December 31, 1994......................       31,283            122            (84)             (382)              -
                                                  -------------   -------------   -------------   -------------   -------------
  Issuance of 7,333,333 shares of Series B
     Senior Convertible Preferred Stock for
     cash, net of issuance costs................       32,836             -              -                 -                -
  Conversion of note payable to Affymax into
    1,333,333 shares of Series B Senior
    Convertible Preferred Stock.................        6,000             -              -                 -                -
  Issuance of 62,749 shares of Common Stock
    for cash upon exercise of stock options.....           -              23             -                 -                -
  Issuance of 65,320 shares of  Common Stock
    for financing commissions...................           -              44             -                 -                -
  Issuance of warrants  to Affymax for 202,441
    shares of Series 2 Subordinated Convertible
    Preferred Stock in lieu of interest.........          320             -              -                 -                -
  Interest received on notes receivable from
    officer.....................................           -              -              2                 -                -
  Reclassification of notes receivable from
    officers to other assets....................           -              -              40                -                -
  Compensation from accelerated options.........           -              40             -                 -                -
  Deferred compensation related to grant of
    stock options...............................           -           2,488             -                 -            (2,488)
  Amortization of deferred compensation.........           -              -              -                 -               128
  Unrealized gain on available -for-sale
    securities..................................           -              -              -                663               -
  Net loss......................................           -              -              -                 -                -
                                                  -------------   -------------   -------------   -------------   -------------
Balance, December 31, 1995......................       70,439          2,717            (42)              281           (2,360)
                                                  -------------   -------------   -------------   -------------   -------------
  Issuance of 215,945 shares of Common Stock
    exercise of stock options...................           -             127             -                 -                -
  Conversion of 23,166,166 shares of Preferred
    Stock to 15,629,991 shares of
    Common Stock................................      (70,119)        70,119             -                 -                -
  Conversion of warrants to purchase 202,441
    shares of Series 2 Subordinated Convertible
    Preferred Stock to warrants to purchase
    134,961 shares of Common Stock..............         (320)           320             -                 -                -
  Issuance of 6,153,000 shares of Common Stock,
    net of issuance costs and commissions.......           -          85,069             -                 -                -
  Interest received on notes receivable from
    officer.....................................           -              -               2                -                -
  Deferred compensation related to grant of
    stock options...............................           -             335             -                 -              (335)
  Amortization of deferred compensation.........           -              -              -                 -             1,235
  Unrealized loss on available-for-sale
    securities..................................           -              -              -               (232)              -
  Net loss......................................           -              -              -                 -                -
                                                  -------------   -------------   -------------   -------------   -------------
Balance, December 31, 1996......................    $      -       $ 158,687         $  (40)            $  49       $   (1,460)
                                                  -------------   -------------   -------------   -------------   -------------
                                                  -------------   -------------   -------------   -------------   -------------


                                                                     TOTAL
                                                   ACCUMULATED    SHAREHOLDERS'
                                                     DEFICIT         EQUITY
                                                  -------------   -------------
Balance, December 31, 1993......................   $ (12,089)       $  19,214
  Issuance of 74,200 shares of Common Stock
    upon exercise of stock options..............          -                22
  Interest accrued on notes receivable from
    officers....................................          -                (4)
  Unrealized loss on available-for-sale
    securities..................................          -              (382)
  Net loss......................................      (9,680)          (9,680)
                                                  -------------   -------------
Balance, December 31, 1994......................     (21,769)           9,170
                                                  -------------   -------------
  Issuance of 7,333,333 shares of Series B
     Senior Convertible Preferred Stock for
     cash, net of issuance costs................          -            32,836
  Conversion of note payable to Affymax into
    1,333,333 shares of Series B Senior
    Convertible Preferred Stock.................          -             6,000
  Issuance of 62,749 shares of Common Stock
    for cash upon exercise of stock options.....          -                23
  Issuance of 65,320 shares of  Common Stock
    for financing commissions...................          -                44
  Issuance of warrants  to Affymax for 202,441
    shares of Series 2 Subordinated Convertible
    Preferred Stock in lieu of interest.........          -               320
  Interest received on notes receivable from
    officer.....................................          -                 2
  Reclassification of notes receivable from
    officers to other assets....................          -                40
  Compensation from accelerated options.........          -                40
  Deferred compensation related to grant of
    stock options...............................          -                -
  Amortization of deferred compensation.........          -               128
  Unrealized gain on available -for-sale
    securities..................................          -               663
  Net loss......................................     (10,747)         (10,747)
                                                  -------------   -------------
Balance, December 31, 1995......................     (32,516)          38,519
                                                  -------------   -------------
  Issuance of 215,945 shares of Common Stock
    exercise of stock options...................          -               127
  Conversion of 23,166,166 shares of Preferred
    Stock to 15,629,991 shares of
    Common Stock................................          -                -
  Conversion of warrants to purchase 202,441
    shares of Series 2 Subordinated Convertible
    Preferred Stock to warrants to purchase
    134,961 shares of Common Stock..............          -                -
  Issuance of 6,153,000 shares of Common Stock,
    net of issuance costs and commissions.......          -            85,069
  Interest received on notes receivable from
    officer.....................................          -                 2
  Deferred compensation related to grant of
    stock options...............................          -                -
  Amortization of deferred compensation.........          -             1,235
  Unrealized loss on available-for-sale
    securities..................................          -              (232)
  Net loss......................................     (12,227)         (12,227)
                                                  -------------   -------------
Balance, December 31, 1996......................   $ (44,743)       $ 112,493
                                                  -------------   -------------
                                                  -------------   -------------


                             See Accompanying Notes

                                AFFYMETRIX, INC.

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                          Year ended December 31,
                                                                      -------------------------------
                                                                         1996        1995       1994
                                                                      ----------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.........................................................   $  (12,227)  $(10,747)  $ (9,680)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization.................................        1,286        701        689
     Amortization of deferred compensation.........................        1,235        128         -
     Other.........................................................         (518)       357        565
     Changes in operating assets and liabilities:
       Accounts receivable.........................................         (546)    (1,252)       (90)
       Inventories.................................................       (1,231)      (670)        -
       Other assets................................................         (292)      (252)       560
       Accounts payable and other accrued liabilities..............          945      1,263        295
       Accrued warranty............................................        1,609        160         -
       Payable to Affymax..........................................          (89)      (165)    (1,320)
       Deferred revenue............................................       (1,944)       253      1,627
                                                                      ----------   --------   --------
         Net cash used in operating activities.....................      (11,772)   (10,224)    (7,354)
                                                                      ----------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures.............................................       (3,488)    (2,283)    (1,207)
  Proceeds from sale of available-for-sale securities..............       48,417      8,538      5,308
  Proceeds from maturities of available-for-sale securities........       42,859      5,485         -
  Purchases of available-for-sale securities.......................     (149,363)   (38,428)    (2,990)
                                                                      ----------   --------   --------
         Net cash provided by(used in) investing activities........      (61,575)   (26,688)     1,111
                                                                      ----------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Issuances of Common Stock, net...................................       85,196         23         22
  Issuances of Preferred Stock, net................................           -      32,880         -
  Proceeds from capital lease obligation...........................           -          -       1,307
  Principal payments on capital lease obligation...................         (187)      (169)        (3)
  Issuance of convertible note payable to Affymax..................           -          -       6,000
  Principal payments on notes payable..............................           -          -        (819)
                                                                      ----------   --------   --------
         Net cash provided by financing activities.................       85,009     32,734      6,507
                                                                      ----------   --------   --------
         Net increase (decrease) in cash and cash equivalents......       11,662     (4,178)       264
Cash and cash equivalents at beginning of year.....................        2,481      6,659      6,395
                                                                      ----------   --------   --------
Cash and cash equivalents at end of year...........................   $   14,143   $  2,481   $  6,659
                                                                      ----------   --------   --------
                                                                      ----------   --------   --------
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
  Conversion of note payable and contributions from Affymax
   to Preferred Stock..............................................   $       -    $  6,000  $      -
                                                                      ----------   --------   --------
                                                                      ----------   --------   --------
  Assets purchased under capital lease obligation..................   $       -    $     -    $  1,297
                                                                      ----------   --------   --------
                                                                      ----------   --------   --------


                            See Accompanying Notes

NOTE 1 - NATURE OF OPERATIONS

     Affymetrix, Inc. ("Affymetrix" or the "Company") is focused on developing GeneChip-TM- based products and related technology for the acquisition, analysis, and management of complex genetic data. The business and operations of Affymetrix commenced in 1991 by Affymax N.V. and subsidiaries ("Affymax") and were initially conducted within Affymax. In March 1992, Affymetrix was incorporated as a California corporation and became a wholly owned subsidiary of Affymax. Beginning in September 1993, Affymetrix issued equity securities which diluted Affymax' shareholding in Affymetrix. In March 1995, Glaxo plc, now Glaxo Wellcome plc ("Glaxo"), purchased Affymax, including its then 65% interest in Affymetrix. Affymax owned approximately 46% of Affymetrix on December 31, 1995. Glaxo owns approximately 33% of Affymetrix at December 31, 1996. Through March 31, 1996, the Company was in the development stage. In April 1996, the Company commenced commercial sales of the GeneChip system and an HIV probe array for research use. Therefore the Company is no longer considered to be in the development stage.

     Affymetrix' success will depend on timely development and market acceptance of new products, the impact of competitive products and technological change, the impact of intellectual property, limited manufacturing capability and sole source providers, and dependence on collaborative partners. The factors that could affect the performance of the Company are more fully described elsewhere in this document. Actual results could differ materially from those anticipated in any forward-looking statements, and Affymetrix does not undertake any obligation to publicly release the result of any revisions to the forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The summary of significant accounting policies is presented to assist the reader in understanding and evaluating the financial statements. These policies are in conformity with generally accepted accounting policies. Certain amounts for prior years have been reclassified to conform to current year presentation.

USE OF ESTIMATES

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION

     Contract and grant revenue is recorded as earned as defined within the specific agreements. Payments received in advance under these arrangements are recorded as deferred revenue until earned. Direct costs associated with these contracts and grants are reported as research and development expense. Revenue for product shipment during the development stage are recorded as contract revenue pursuant to the development agreements. The Company recognizes product revenue from the sale of its products upon shipment to its customers. Reserves are provided for anticipated product returns and warranty expenses at the time of shipment.

     Revenue from customers representing 10% or more of total contract and grant revenue during fiscal 1996, 1995 and 1994 is as follows:

                                          1996      1995     1994
                                        -------   -------  -------
               CUSTOMER:
                  A                       18%       25%       -
                  B                       18%       23%       -
                  C                       15%       22%       -
                  D                       19%       17%      54%
                  E                        -         -       29%

     Product sales were approximately $1.4 million in the year ended December 31, 1996 and none for the years ended December 31, 1995 and 1994.

RESEARCH AND DEVELOPMENT

     Research and development expenses consist of costs incurred for internal, contract and grant-sponsored research and development. These costs include direct and research-related overhead expenses.

NET LOSS PER SHARE

     Except as noted below, historical net loss per share is computed using the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation as their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission ("SEC") Staff Accounting Bulletins, common and common equivalent shares (stock options, convertible notes payable, Convertible Preferred Stock, and warrants) issued during the 12 months prior to the initial filing of the proposed offering at prices below the assumed public offering price have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method for stock options and warrants and the if-converted method for Convertible Preferred Stock).

     Historical net loss per share information for the years ended December 31, 1996, 1995 and 1994 is summarized as follows:

                                                1996       1995       1994
                                            ----------  ---------  ---------
  Net loss per share.....................     $(0.82)    $(1.38)    $(1.24)
  Shares used in computing net loss per
    share................................   14,834,000  7,812,000  7,801,000

     Pro forma per share data is provided to show the calculation on a consistent basis for the periods presented. It has been computed as described above and also gives retroactive effect from the date of issuance to the conversion of Preferred Stock which automatically converted to common shares upon the closing of the Company's initial public offering.

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     Cash equivalents and short-term investments consist of debt securities. Management determines the appropriate classification of debt securities at the time of purchase. As of December 31, 1996, Affymetrix' debt securities are classified as available-for-sale and are carried at fair value with unrealized gains and losses reported in shareholders' equity. Affymetrix reports all liquid securities with maturities at date of purchase of three months or less that are readily convertible into cash and have insignificant interest rate risk as cash equivalents. All other available-for-sale securities are recorded as short-term investments. The cost of debt securities is adjusted for amortization of premiums and discounts to maturity. This amortization is included in interest income. Realized gains and losses on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. The fair values of securities are based on quoted market prices.

INVENTORIES

     Inventories are stated at the lower of cost, as determined by the first-in, first-out method, or market and consist of $358,000 of raw materials, $178,000 of work in progress and $1.4 million of finished goods at December 31, 1996 and entirely of finished goods at December 31, 1995.

PROPERTY AND EQUIPMENT

     The costs of property and equipment, including equipment under capital leases, are depreciated for financial reporting purposes using the straight-line method over the estimated useful lives of the assets ranging from two to five years. Leasehold improvements are amortized over the useful lives of the assets or the lease-term, whichever is shorter.

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities as of December 31, 1996 and 1995, consist of the following
(in thousands):

                                                            1996      1995
                                                          --------  --------
     Accounts payable.................................    $  1,284   $   928
     Accrued compensation and related.................         445       576
     Accrued warranty.................................       1,769       160
     Collaborative research refund....................         450       360
     Other............................................       1,075       445
                                                          --------   -------
              Total...................................    $  5,023   $ 2,469
                                                          --------   -------
                                                          --------   -------

STOCK BASED COMPENSATION

     In October 1995, the Financial Accounting Standards Board issued "Accounting for Stock-Based Compensation" ("Statement No. 123") which is effective for fiscal 1996. Under Statement No. 123, stock-based compensation expense is measured using either the intrinsic-value method as prescribed in APB Opinion No. 25 or the fair value method described in Statement No. 123. Affymetrix has adopted the disclosure only alternative under Statement No. 123 and, accordingly, Affymetrix has disclosed the pro forma net income or loss and per share amounts in the notes to the financial statements using the fair value based method.

CONCENTRATIONS OF RISK

     Cash equivalents and investments are financial instruments which potentially subject Affymetrix to concentrations of risk to the extent of amounts recorded in the Balance Sheet. Corporate policy restricts the amount of credit exposure to any one issuer and to any one type of investment, other than securities issued by the United States Government.

NOTE 3 - COLLABORATIVE AGREEMENTS AND GRANTS

     The Company has agreements with several entities to develop and test probe arrays for the detection of certain gene sequences, mutations or organisms. Under such agreements, the Company is typically paid a development fee and may receive milestone payments upon achievement of certain technical goals. The Company also has research agreements with several universities and research organizations. The Company generally obtains rights to intellectual property arising from these agreements. If a project is successful, the Company and the third-party collaborator would negotiate the right to commercialize products resulting from such project. The Company has received a substantial portion of its revenues since inception from its collaborative partners and intends to enter into collaborative arrangements with other companies to apply its technology, fund development, commercialize potential future products, and assist in obtaining regulatory approval. Total costs incurred under contract and grant arrangements for the years ended December 31, 1996, 1995 and 1994 were approximately $8.8 million, $5.2 million and $1.5 million, respectively, and are included in research and development expenses.

     In November 1996, Incyte Pharmaceuticals, Inc. ("Incyte") and Affymetrix entered into a joint program to develop and commercialize novel and disease-specific gene expression databases and services. This agreement is an expansion of a feasibility agreement initiated in April 1996. Under the terms of the agreement, novel and disease-specific genes will be selected from Incyte's LifeSeq-TM- genomic databases to generate DNA probe arrays using the Affymetrix GeneChip system. The resulting LifeChip products will allow the generation of information on the preselected genes across biological specimens to identify molecules and expression patterns associated with human disease. Initially, chips derived from LifeSeq information will be designed for use in such fields as prostate and breast cancer, inflammation, and G-protein coupled receptor pathways. Affymetrix and Incyte will share all profits and co-own the intellectual property generated under the collaboration.

     In October 1996, bioMerieux Vitek, Inc. ("bioMerieux") and Affymetrix executed a collaboration agreement to develop DNA probe arrays using the Affymetrix GeneChip technology for clinical diagnostic kits for bacterial identification and antibiotic resistance analysis. The agreement provides for certain research funding, license and milestone payments. bioMerieux will also fund certain research activities at Affymetrix for a minimum of three years. Additionally, a manufacturing agreement was signed under which Affymetrix will manufacture GeneChip probe arrays for sale to bioMerieux. The agreement provides for royalties to Affymetrix on bioMerieux' sales of GeneChip probe arrays.

     In September 1996, OncorMed, Inc. ("OncorMed") and Affymetrix entered into an agreement to collaborate in the development and clinical validation of genetic testing services using the Affymetrix GeneChip system for analysis of genes associated with cancer. The collaborative effort will begin with the p53 gene and may include genes involved with breast, colon, ovarian and other cancers.

     Affymetrix began its collaboration with Genetics Institute ("GI") in November 1994 to develop and apply new technologies for understanding the functions of human genes. Under this agreement, GI funded Affymetrix' research to determine the feasibility of this application of GeneChip technology and agreed to make milestone and royalty payments. Under certain circumstances, Affymetrix may pay royalty payments to GI. As a result of entering into similar agreements for gene expression with third parties, Affymetrix is required to refund a portion of the development funding received from GI.

     In December 1995, Affymetrix and GI expanded their relationship by entering into a supply agreement in the field of genomics under which Affymetrix will manufacture and supply additional custom probe arrays based on specific genes identified and selected by GI. Unlike the 1994 agreement with GI, this agreement does not provide research funding to Affymetrix. Pursuant to the agreement, GI is obligated to purchase and Affymetrix is obligated to supply certain minimum quantities of custom probe arrays developed for GI until the later of 2001 or four years after development of specified probe arrays. Affymetrix will receive fees for the design and delivery of the custom probe arrays, and may receive milestone payments and royalties on therapeutic compounds if developed by GI using these probe arrays. GI has exclusive rights to specific probe arrays supplied by Affymetrix.

     In August 1995, Affymetrix received a three-year grant from the National Institutes of Health ("NIH") National Center for Human Genome Research for approximately $6.0 million. The Company has been awarded approximately $4.0 million for the first two years of the grant, and the remaining amounts are subject to yearly appropriations by the NIH.

     In November 1994, the Company entered into a collaborative agreement with Hewlett-Packard Company ("HP") to combine the Company's GeneChip technology and HP's measurement and instrument capabilities to develop and manufacture a more advanced scanner for use with GeneChip probe arrays. In exchange for certain rights, Affymetrix received and would receive certain payments, including milestone payments, as defined research and development objectives are achieved. The Company expects that HP will be the sole source for its scanners. Accordingly, if the HP scanner does not become available on a timely basis or fails to meet its performance and cost specifications, it would have a material adverse effect on the Company's business.

     In November 1994, Affymetrix received a license payment from HP of $1.2 million that was classified as deferred revenue at December 31, 1995. Due to the expiration of certain restrictions, this amount was recognized as grant revenue in November 1996.

     In October 1994, Affymetrix and Molecular Dynamics, Inc. ("Molecular Dynamics") were awarded a five-year matching grant for a total of $31.5 million under the Advanced Technology Program within the National Institute of Standards and Technology to develop a miniaturized DNA diagnostic device, of which approximately $10.7 million will be available to Molecular Dynamics. The contract provides that Affymetrix will receive matching funding up to $20.8 million, some of which will be used to fund activities at collaborating academic institutions. The award is subject to yearly congressional authorization, which is uncertain. Affymetrix expects to receive payments monthly based on costs incurred and has received $2.9 million of funding to date.

NOTE 4 - AVAILABLE-FOR-SALE SECURITIES

     The following is a summary of available-for-sale securities as of December 31, 1996 (in thousands):

                                                 Gross Unrealized   Gross Unrealized   Estimated Fair
                                        Cost           Gains             Losses             Value
                                     ---------   ----------------   ----------------   --------------
U.S. Government obligations          $  88,758        $  134             $  86           $  88,806
U.S. Corporate securities               17,017             9                 8              17,018
                                     ---------        ------             -----           ---------
        Total securities             $ 105,775        $  143             $  94           $ 105,824
                                     ---------        ------             -----           ---------
                                     ---------        ------             -----           ---------

   Amounts included in:
     cash equivalents                $  10,985        $   -              $  -            $  10,985
     short-term investments             94,790           143                94              94,839
                                     ---------        ------             -----           ---------
        Total securities             $ 105,775        $  143             $  94           $ 105,824
                                     ---------        ------             -----           ---------
                                     ---------        ------             -----           ---------

     The following is a summary of available-for-sale securities as of December 31, 1995 (in thousands):

                                                 Gross Unrealized   Gross Unrealized   Estimated Fair
                                        Cost           Gains             Losses             Value
                                     ---------   ----------------   ----------------   --------------
U.S. Government obligations          $  38,115        $  309             $  27           $  38,397
                                     ---------        ------             -----           ---------
                                     ---------        ------             -----           ---------

   Amounts included in:
     cash equivalents                $   1,995        $   -              $  -            $  1,995
     short-term investments             36,120           309                27             36,402
                                     ---------        ------             -----           ---------
        Total securities             $  38,115        $  309             $  27           $ 38,397
                                     ---------        ------             -----           ---------
                                     ---------        ------             -----           ---------

     The realized gains and losses on sales of available-for-sale securities were immaterial for the years ended December 31, 1996 and 1995.

     The following is a summary of the contractual maturity of available-for-sale securities at December 31, 1996 (in thousands):

                                                           Estimated Fair
                                                                Value
                                                           --------------
     Mature in one year or less                               $  59,544
     Mature after one year through three years                   46,280
                                                           --------------
        Total                                                 $ 105,824
                                                           --------------
                                                           --------------

NOTE 5 - RELATED PARTY TRANSACTIONS

     In December 1994, Affymetrix issued a $6.0 million subordinated convertible promissory note to Affymax. In August of 1995, the note was converted into 1,333,333 shares of Series B Senior Convertible Preferred Stock issued at $4.50 per share. Affymetrix also exercised an option to satisfy interest due on the note through July 1995, amounting to $319,856, by issuing Affymax five-year warrants to purchase 202,441 shares of Series 2 Subordinated Convertible Preferred Stock at $5.50 per share. In connection with the Company's initial public offering, the Preferred Stock converted to 888,888 shares of Common Stock and the warrants converted to warrants to purchase 134,960 shares of Common Stock at $8.25 per share. Affymetrix and Affymax are parties to a technology license agreement whereby Affymetrix retains an exclusive worldwide royalty-free license from Affymax to certain technology and to certain future inventions in diagnostics and research supply markets.

     Two directors of Affymetrix are each employees of a subsidiary of Glaxo.

     Affymetrix received legal services from Townsend and Townsend and Crew LLP ("Townsend") related to the intellectual property rights of Affymetrix. A partner of Townsend was also an employee of Affymetrix on a part time basis. The employee is now a full-time employee of the Company. Legal expenses related to services performed by Townsend are approximately $793,000 in 1996, $612,000 in 1995 and $369,000 in 1994.

     In December 1994, in connection with a lease agreement between Affymetrix and a third party, Affymax, with approval of the third party lessor, agreed to release Affymetrix of certain financial covenants to the third party. In exchange for this release, Affymetrix issued a five-year warrant to Affymax to purchase 103,382 shares of Series 2 Subordinated Convertible Preferred Stock at $5.50 per share. In connection with the Company's initial public offering, the warrant was converted to a warrant to buy 68,921 shares of Common Stock at $8.25 per share.

NOTE 6 - COMMITMENTS

CAPITAL LEASES

     In December 1994, Affymetrix entered into a financing arrangement with a leasing company for existing equipment. Under the terms of the lease, Affymetrix received a single minimum aggregate lease payment of $1.3 million at the inception of the lease. The leaseback contract includes a five-year term expiring January 2, 2000, with an option to purchase the equipment at the greater of the residual value or fair market value. Under certain provisions, the lease may be extended for an additional year. The amount included in property and equipment related to the lease is $1.2 million with accumulated depreciation of $1.2 million and $818,000 at December 31, 1996 and December 31, 1995, respectively. Amortization of this property and equipment is included in depreciation expense.

OPERATING LEASES

     Since January 1, 1993, Affymetrix has been occupying a research facility in Santa Clara, California originally leased to Affymax. In February 1994, Affymetrix entered into an operating sublease agreement with Affymax for a 33 month period. Amounts expensed under this agreement are approximately $534,000 in 1996, $529,000 in 1995 and $472,000 in 1994. In May 1996, Affymetrix canceled the sublease with Affymax and is directly leasing the facility from a third party.

     In December 1994, Affymetrix entered into a five-year lease for the rental of a manufacturing facility in Sunnyvale, California. Affymetrix has options to renew the lease for two additional three-year terms.

     In October 1995, Affymetrix entered into a four-year lease, and a 17 month sublease, for the rental of a research and development facility in Sunnyvale, California.

     Rent expense related to operating leases was approximately $950,000 in 1996, $664,000 in 1995 and $472,000 in 1994.

     Future minimum lease obligation at December 31, 1996 under all leases are as follows (in thousands):

                                                             Capital   Operating
                                                             Leases     Leases
                                                            ---------  ---------
1997.......................................................  $  292    $  1,543
1998.......................................................     292       1,706
1999.......................................................     291       1,816
2000.......................................................     280       1,292
2001.......................................................      -        1,228
Thereafter.................................................      -        2,047
                                                            ---------  ---------
Total minimum lease payments...............................   1,155    $  9,632
                                                                       ---------
                                                                       ---------
Less amount representing interest..........................    (207)
                                                            ---------
Present value of minimum lease payments....................     948
Less current portion.......................................    (207)
                                                            ---------
Noncurrent obligation under capital lease..................  $  741
                                                            ---------
                                                            ---------

NOTE 7 - SHAREHOLDERS' EQUITY

PREFERRED SHARES

     In March 1996, the Board authorized the filing of a registration statement with the Securities and Exchange Commission permitting Affymetrix to sell shares of its Common Stock to the public. Also, the Board of Directors approved a two-for-three reverse stock split of its Common Stock through an amendment to its Articles of Incorporation which was effective on May 20, 1996. As a result, all of the then outstanding Preferred Stock automatically converted into 15,629,991 shares of Common Stock at the completion of the offering in June 1996. All common share and per share amounts have been retroactively adjusted to reflect this event. The conversion rates for the various issues of Preferred Stock have been retroactively adjusted to reflect the reverse stock split as well as an anti-dilution adjustment, where required. Each share of Series A, Series B and Series 1 Preferred Stock converted into approximately 0.6823, 0.6667, and 0.6775 shares of Common Stock, respectively, at the completion of the offering.

COMMON SHARES

     The Company's initial public offering on June 6, 1996 generated net proceeds of approximately $83.0 million from the sale of 6,000,000 shares of Common Stock. In July 1996, the Company's underwriters purchased 153,000 shares of Common Stock pursuant to the over-allotment option, for additional net proceeds of $2.1 million. Total number of shares reserved for future issuance is 3,500,000 shares.

STOCK WARRANTS

     At December 31, 1996, there were outstanding warrants to purchase 203,881 shares of Common Stock at $8.25 per share which expire at various dates beginning December 1999 through July 2000.

STOCK OPTION AND BENEFIT PLANS

     In 1993, the Board adopted the Affymetrix 1993 Stock Plan (the "Stock Plan") under which incentive stock options, nonqualified stock options and purchase rights may be granted to employees and outside consultants.

     Options granted under the Stock Plan expire no later than ten years from the date of grant. The option price shall be at least 100% of the fair value on the date of grant (110% in certain circumstances), as determined by the Board of Directors. Options may be granted with different vesting terms from time to time but not to exceed five years from the date of grant. As of December 31, 1996, a total of 3,700,000 million shares of Common Stock have been reserved for issuance under the Stock Plan and 106,400 shares were subject to repurchase by the Company.

     In March 1996, the Board adopted the 1996 Nonemployee Directors Stock Option Plan (the "Directors Plan"). There are 300,000 shares of Common Stock reserved for issuance under the Directors Plan. Only nonemployee directors of the Company are eligible to participate in the Directors Plan and only nonstatutory stock options can be granted.

     Activity under the stock plans through December 31, 1996 are as follows:

                                                        Outstanding options
                                                     --------------------------
                                                                     Weighted
                                                     Number of    Average Price
                                                      shares        per share
                                                     ---------    -------------
     Balance at December 31, 1993..................    380,749      $  0.30
Options granted....................................    634,238         0.52
Options exercised..................................    (74,200)        0.30
Options canceled...................................    (38,799)        0.30
                                                     ---------    -------------
     Balance at December 31, 1994..................    901,988         0.47
Options granted....................................  1,423,917         0.68
Options exercised..................................    (62,749)        0.36
Options canceled...................................   (104,032)        0.43
                                                     ---------    -------------
     Balance at December 31, 1995..................  2,159,124         0.60
Options granted....................................    309,167        10.26
Options exercised..................................   (215,945)        0.59
Options canceled...................................    (20,403)        0.75
                                                     ---------    -------------
     Balance at December 31, 1996..................  2,231,943      $  0.60
                                                     ---------    -------------
                                                     ---------    -------------

     For options granted through June 6, 1996, Affymetrix recognized an aggregate of $2.8 million as deferred compensation for the excess of the deemed fair value for financial statement presentation purposes of the Common Stock issuable on exercise of such options over the exercise price. The deferred compensation expense is being recognized over the vesting period of the options.

     Exercise prices for options outstanding as of December 31, 1996 ranged from $0.30 to $21.56 per share. The weighted-average contractual life of those options is 8.42 years as summarized below:

                                   Options Outstanding                   Options Exercisable
                    -----------------------------------------------   -------------------------
                                      Weighted-        Weighted-                   Weighted-
                                 Average Remaining      Average                     Average
   Range of                      Contractual Life    Exercise Price              Exercise Price
Exercise Prices       Number        (in years)         Per Share       Number      Per Share
---------------     ---------    -----------------   --------------   -------    --------------
$ 0.30 -  0.675     2,009,193          8.42           $   0.609       471,113      $  0.570
  4.80 - 12.000        52,250          9.30               5.144         3,600         4.800
 2.625 - 21.563       170,500          8.14              16.196            -             -
---------------     ---------    -----------------   --------------   -------    --------------
$ 0.30 - 21.563     2,231,943          8.42           $   1.935       474,713      $  0.602
---------------     ---------    -----------------   --------------   -------    --------------
---------------     ---------    -----------------   --------------   -------    --------------

PRO FORMA DISCLOSURE UNDER STATEMENT NO. 123

     In accordance with the provisions of Statement No. 123, the Company is disclosing pro forma information regarding net loss and net loss per share as if the Company had accounted for its stock based compensation plans under the fair value method of Statement No. 123.

     The fair value of options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 1996 and 1995: risk free interest rate of 6.36%; a dividend yield of zero; volatility factors of the expected market price of the Company's Common Stock price of .53; and a weighted average expected option term of one year from vested date.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     The weighted average fair value of options granted during 1996 and 1995 was $4.72 and $0.30, respectively. For purposes of pro forma disclosures the estimated fair value of the options in excess of the expense recognized in conjunction with the amortization of deferred compensation is amortized to expense over the options' vesting period, generally five years. The pro forma effect on net loss is not necessarily indicative of potential pro forma effects on results for future years. The Company's pro forma information as of December 31, 1996 and 1995 is as follows (in thousand excepts per share amounts):

                                              1996         1995
                                           ---------    ---------
          Pro forma net loss               $ (12,345)   $ (10,747)
                                           ---------    ---------
                                           ---------    ---------
          Pro forma net loss per share     $   (0.62)     $ (0.61)
                                           ---------    ---------
                                           ---------    ---------

NOTE 8 - INCOME TAXES

     As of December 31, 1996, Affymetrix has net operating loss carryforwards of approximately $31.0 million, which will expire at various dates beginning on 2008 through 2011, if not utilized.

     Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization.

     Significant components of Affymetrix deferred tax assets as of December 31, 1996 and 1995 are as follows (in thousands):

                                                 1996          1995
                                               ---------    ---------
    Net operating loss carryforwards.........  $  10,705     $  8,063
    Research credits.........................      1,457        1,167
    Deferred revenue.........................        126        1,041
    Other-net................................      2,425          532
                                               ---------    ---------
    Total deferred tax assets................     14,713       10,803
    Valuation allowance for deferred tax
      assets.................................    (14,713)     (10,803)
                                               ---------    ---------
    Net deferred tax assets..................  $      -      $     -
                                               ---------    ---------
                                               ---------    ---------

     The valuation allowance increased by $3.9 million, $4.9 million and $3.7 million during 1996, 1995, and 1994, respectively.

NOTE 9 - CONTINGENCIES

     The Company routinely receives communications from third parties asserting patent or other rights covering its products and technologies. Based upon the Company's evaluation, it may take no action or it may seek to obtain a license. There can be no assurance in any given case that a license will be available on terms the Company considers reasonable, or that litigation will not ensue.

NOTE 10 - EVENTS SUBSEQUENT TO BALANCE SHEET DATE (UNAUDITED)

     In February 1997, Affymetrix and Affymax, as well as certain Affymax and Glaxo affiliates, entered into a revised technology agreement. Under the terms of the agreement, the Affymax entities assigned all rights in their light directed synthesis technology patents to Affymetrix and canceled their prior agreements relating to technology licensing and Affymetrix relinquished its licenses to certain technologies including encoded synthetic libraries.

     In February 1997, Affymetrix and HP announced the availability of HP's GeneArray scanner as a part of the Affymetrix GeneChip system. Affymetrix and HP also redefined their 1994 business alliance. Under the terms of the revised agreement, Affymetrix has re-acquired all marketing rights for its GeneChip products and has expanded its right to sell the HP GeneArray scanner as part of the Affymetrix GeneChip system to all potential markets.

     In March 1997, Hyseq Inc. ("Hyseq") filed a suit against Affymetrix in the United States District Court alleging that Affymetrix infringes United States patent 5,202,231 and 5,525,464 issued to Drs. Drmanac and Crkvenjakov. In the opinion of management, the outcome of the action will not have a material adverse effect on the Company's financial position.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated by reference to the sections of the Company's definitive proxy statement for the 1997 Annual Meeting of Shareholders entitled "Election of Directors."

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated by reference to the sections of the Company's definitive proxy statement for the 1997 Annual Meeting of Shareholders entitled "Executive Compensation," "Compensation Committee Report on Executive Compensation," "Compensation Committee Interlocks and Insider
Participation," and "Compensation of Directors."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT

     Incorporated by reference to the section of the Company's definitive proxy statement for the 1997 Annual Meeting of Shareholders entitled "Ownership of Principal Shareholders and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference to the section of the Company's definitive proxy statement for the 1997 Annual Meeting of Shareholders entitled "Certain Transactions."

                                    PART IV
                EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                                    FORM 8-K

(a)(1)  Index to Financial Statements set forth in response to Item 8.

(a)(2) The schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or notes thereto.

(a)(3)  Exhibits:

 Exhibit
  Number    Description of Document
---------   -----------------------
 (1) 3.1    Amended and Restated Articles of Incorporation
 (1) 3.2    Form of Amended and Restated Articles, to be effective upon closing of the Registrant's initial public offering
 (1) 3.3    Bylaws
 (1) 3.4    Form of Certificate of Amendment of Amended and Restated Articles of
             Incorporation
 (1)10.1     1993 Stock Plan, as amended
 (1)10.2     1996 Nonemployee Directors Stock Option Plan
*(1)10.3    Collaboration Agreement by and between Hewlett-Packard Company and
             Affymetrix, Inc. dated November 11, 1994
*(1)10.4    Development and Supply Agreement between Affymetrix, Inc. and
             Genetics Institute, Inc. dated November 15, 1994
*(1)10.5    Supply Agreement with Genetics Institute, Inc. dated December 8,
             1995
*(1)10.6    Technology License Agreement among Affymax N.V., Affymax
             Technologies, N.V., the Affymax Research Institute, and
             Affymetrix, Inc. dated January 1, 1993
 (1)10.7    Severance Agreement and Release between Affymetrix, Inc. and
             David B. Singer dated June 15, 1995
 (1)10.8    Loan and Pledge Agreement between David B. Singer and Affymetrix,
             Inc. effective December 7, 1993
*(1)10.9    ATP Participation Agreement between Affymetrix, Inc. and Molecular
             Dynamics, Inc. dated January 12, 1995 pursuant to the National Institute of Standards and Technology's Advanced Technology Program.
 (1)10.10   Amendment 1 to the ATP Participation Agreement between Affymetrix,
             Inc. and Molecular Dynamics, Inc. effective January 13, 1996
*(1)10.11   Governance Agreement between Affymetrix, Inc. and Glaxo Wellcome plc dated July 6, 1995
 (1)10.12   Services Agreement between Affymax Research Institute and
             Affymetrix, Inc. effective October 1, 1993
 (1)10.13   Loan Agreement between Affymax Technologies N.V. and Affymetrix,
             Inc. dated December 1, 1994
 (1)10.14   Lease between Solar Oakmead Joint Venture and Affymetrix, Inc.
             dated October 20, 1995
 (1)10.15   Sublease between Salutar, Inc. and Affymetrix, Inc. dated
             October 20, 1995
 (1)10.16   Sublease between Affymax Research Institute and Affymetrix, Inc.
             dated February 1, 1994
*(1)10.17   Manufacturing and Supply Agreement between Affymetrix, Inc. and
             RELA, Inc. dated November 27, 1995
 (1)10.18   Loan and Pledge Agreement between Stephen P.A. Fodor and
             Affymetrix, Inc. effective December 7, 1993
 (1)10.19   Agreement between Stephen P.A. Fodor and Affymetrix, Inc. dated
             November 1, 1994
 (1)10.20   Form of Director and Officer Indemnification Agreement
*(1)10.21   Demonstration Agreement between Affymetrix, Inc. and Glaxo
             Wellcome, Inc. dated May 1, 1996
 (1)10.22   Lease between Harry Locklin and Affymetrix, Inc. dated December 5,
             1994
 (2)10.23   Lease between Sobrato Interest and Affymetrix, Inc. dated May 31,
             1996 (3380 Central Expressway, Santa Clara, CA)
 (2)10.24   Lease between Sobrato Interest and Affymetrix, Inc. dated May 31,
             1996 (3450 Central Expressway, Santa Clara, CA)
   *10.25   Collaboration Agreement between bioMerieux Vitek, Inc. and
             Affymetrix, Inc. effective as of September 1, 1996
   *10.26   Manufacturing Agreement between bioMerieux Viteck, Inc. and
             Affymetrix, Inc. effective as of September 1, 1996

Exhibit
Number    Description of Document
-------   -----------------------
10.27     Collaboration Agreement between Incyte Pharmaceuticals, Inc. and
           Affymetrix, Inc. made as of November 11, 1996
11.1      Statement of computation of net loss per share
23.1      Consent of Ernst & Young LLP, independent auditors
24.1      Power of Attorney (included on page 52)
27.0      Financial Data Schedule
__________
(1) Incorporated by reference to the same number exhibit filed with Registrant's Registration Statement on Form S-1 (File No. 333-3648), as amended

(2) Incorporated by reference to the same number exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended
     June 30, 1996

 *   Confidential treatment requested

(b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the fiscal quarter ended December 31, 1996

                                   SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           AFFYMETRIX, INC.
                           (Registrant)


March 26, 1997             By /s/ Stephen P.A. Fodor, Ph.D.
                           ----------------------------------------------------
                           Stephen P.A. Fodor, Ph.D.
                           Chief Executive Officer and Director

March 26, 1997             By /s/ Kenneth J. Nussbacher
                           ----------------------------------------------------
                           Executive Vice President and Chief Financial Officer
                           (Principal Financial and Accounting Officer)


                                POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephen P.A. Fodor, Ph.D. and Kenneth J. Nussbacher, or either of them, each with the power of substitution, his attorney-in-fact, to sign any amendments to this Form 10-K (including post-effective amendments), and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 26, 1997             By /s/ Stephen P.A. Fodor, Ph.D.
                           ----------------------------------------------------
                           Stephen P.A. Fodor, Ph.D.
                           Chief Executive Officer and Director
                           (Principal Executive Officer)

March 26, 1997             By /s/ Kenneth J. Nussbacher
                           ----------------------------------------------------
                           Kenneth J. Nussbacher
                           Executive Vice President and Chief Financial Officer
                           (Principal Financial and Accounting Officer)

March 26, 1997             By /s/ John D. Diekman, Ph.D.
                           ----------------------------------------------------
                           John D. Diekman, Ph.D.
                           Chairman of the Board

March 26, 1997             By /s/ Paul Berg, Ph.D.
                           ----------------------------------------------------
                           Paul Berg, Ph.D.
                           Director

March 26, 1997             By /s/ Douglas M. Hurt
                           ----------------------------------------------------
                           Douglas M. Hurt
                           Director

March 26, 1997             By  /s/ Vernon R. Loucks, Jr.
                           ----------------------------------------------------
                           Vernon R. Loucks, Jr.
                           Director

March 26, 1997             By  /s/ Barry C. Ross, Ph.D.
                           ----------------------------------------------------
                           Barry C. Ross, Ph.D.
                           Director

March 26, 1997             By /s/ David B. Singer
                           ----------------------------------------------------
                           David B. Singer
                           Director

March 26, 1997             By /s/ Lubert Stryer, M.D.
                           ----------------------------------------------------
                           Lubert Stryer, M.D.
                           Director

March 26, 1997             By /s/ John A. Young
                           ----------------------------------------------------
                           John A. Young
                           Director

March 26, 1997             By /s/ Alejandro C. Zaffaroni, Ph.D.
                           ----------------------------------------------------
                           Alejandro C. Zaffaroni Ph.D
                           Director

                               INDEX TO EXHIBITS



 Exhibit
  Number    Description of Document
---------   -----------------------
 (1) 3.1    Amended and Restated Articles of Incorporation
 (1) 3.2    Form of Amended and Restated Articles, to be effective upon closing of the Registrant's initial public offering
 (1) 3.3    Bylaws
 (1) 3.4    Form of Certificate of Amendment of Amended and Restated Articles
             of Incorporation
 (1)10.1    1993 Stock Plan, as amended
 (1)10.2    1996 Nonemployee Directors Stock Option Plan
*(1)10.3    Collaboration Agreement by and between Hewlett-Packard Company and
             Affymetrix, Inc. dated November 11, 1994
*(1)10.4    Development and Supply Agreement between Affymetrix, Inc. and
             Genetics Institute, Inc. dated November 15, 1994
*(1)10.5    Supply Agreement with Genetics Institute, Inc. dated December 8,
             1995
*(1)10.6    Technology License Agreement among Affymax N.V., Affymax
             Technologies, N.V., the Affymax Research Institute, and Affymetrix, Inc. dated January 1, 1993
 (1)10.7    Severance Agreement and Release between Affymetrix, Inc. and
             David B. Singer dated June 15, 1995
 (1)10.8    Loan and Pledge Agreement between David B. Singer and Affymetrix,
             Inc. effective December 7, 1993
*(1)10.9    ATP Participation Agreement between Affymetrix, Inc. and Molecular
             Dynamics, Inc. dated January 12, 1995 pursuant to the National Institute of Standards and Technology's Advanced Technology Program.
 (1)10.10   Amendment 1 to the ATP Participation Agreement between Affymetrix,
             Inc. and Molecular Dynamics, Inc. effective January 13, 1996
*(1)10.11   Governance Agreement between Affymetrix, Inc. and Glaxo Wellcome plc dated July 6, 1995
 (1)10.12   Services Agreement between Affymax Research Institute and
             Affymetrix, Inc. effective October 1, 1993
 (1)10.13   Loan Agreement between Affymax Technologies N.V. and Affymetrix,
             Inc. dated December 1, 1994
 (1)10.14   Lease between Solar Oakmead Joint Venture and Affymetrix, Inc.
             dated October 20, 1995
 (1)10.15   Sublease between Salutar, Inc. and Affymetrix, Inc. dated October
             20, 1995
 (1)10.16   Sublease between Affymax Research Institute and Affymetrix, Inc.
             dated February 1, 1994
*(1)10.17   Manufacturing and Supply Agreement between Affymetrix, Inc. and
             RELA, Inc. dated November 27, 1995
 (1)10.18   Loan and Pledge Agreement between Stephen P.A. Fodor and
             Affymetrix, Inc. effective December 7, 1993
 (1)10.19   Agreement between Stephen P.A. Fodor and Affymetrix, Inc. dated
             November 1, 1994
 (1)10.20   Form of Director and Officer Indemnification Agreement
*(1)10.21   Demonstration Agreement between Affymetrix, Inc. and Glaxo
             Wellcome, Inc. dated May 1, 1996
 (1)10.22   Lease between Harry Locklin and Affymetrix, Inc. dated December 5,
             1994
 (2)10.23   Fourth Amendment to Lease between Sobrato Interest and Affymetrix,
             Inc. dated May 31, 1996 (3380 Central Expressway, Santa Clara, CA)
 (2)10.24   Lease between Sobrato Interest and Affymetrix, Inc. dated
             May 31, 1996 (3450 Central Expressway, Santa Clara, CA)
   *10.25   Collaboration Agreement between bioMerieux Vitek, Inc. and
             Affymetrix, Inc. effective as of September 1, 1996
   *10.26   Manufacturing Agreement between bioMerieux Viteck, Inc. and
             Affymetrix, Inc. effective as of September 1, 1996
   *10.27   Collaboration Agreement between Incyte Pharmaceuticals, Inc. and
             Affymetrix, Inc. made as of  November 11, 1996
    11.1    Statement of computation of net loss per share
    23.1    Consent of Ernst & Young LLP, independent auditors
    24.1    Power of Attorney (included on page 52)
    27.0    Financial data schedule
__________
(1) Incorporated by reference to the same number exhibit filed with Registrant's Registration Statement on Form S-1 (File No. 333-3648), as amended

(2) Incorporated by reference to the same number exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended
     June 30, 1996

 *   Confidential treatment requested