Form 10-Q
period 1997-03-31
AFFYMETRIX INC
filed 1997-05-12
CIK 913077

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED MARCH 31, 1997

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

       Registrant's telephone number, including area code: (408)731-5000

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes____X____    No_________

              COMMON SHARES OUTSTANDING ON MAY 9, 1997: 22,612,457

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                AFFYMETRIX, INC.
                               TABLE OF CONTENTS

                                                                                                           PAGE
                                                                                                           -----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

           Condensed Balance Sheets at March 31, 1997 and December 31, 1996...........................           3

           Condensed Statements of Operations for the Three Months Ended March 31, 1997 and 1996......           4

           Condensed Statement of Cash Flows for the Three Months Ended March 31, 1997 and 1996.......           5

           Notes to Condensed Financial Statements....................................................           6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.........
                                                                                                                 8

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K..............................................................          10

SIGNATURES............................................................................................          11

EXHIBIT INDEX.........................................................................................          12

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                                AFFYMETRIX, INC.

                            CONDENSED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                                                         MARCH 31,   DECEMBER 31,
                                                                                           1997          1996
                                                                                        -----------  ------------
                                                                                        (UNAUDITED)     (NOTE)
                                                     ASSETS

Current assets:
  Cash and cash equivalents...........................................................   $  28,255    $   14,143
  Short-term investments..............................................................      74,725        94,839
  Accounts receivable.................................................................       2,463         1,888
  Inventories.........................................................................       1,741         1,901
  Other current assets................................................................         439           523
                                                                                        -----------  ------------
    Total current assets..............................................................     107,623       113,294
Net property and equipment............................................................       6,741         5,397
Other assets..........................................................................         139           169
                                                                                        -----------  ------------
                                                                                         $ 114,503    $  118,860
                                                                                        -----------  ------------
                                                                                        -----------  ------------

                                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and other accrued liabilities......................................   $   6,314    $    5,230
  Deferred revenue....................................................................         104           396
                                                                                        -----------  ------------
    Total current liabilities.........................................................       6,418         5,626
Noncurrent portion of capital lease obligation........................................         690           741

Shareholders' equity:
  Common stock........................................................................     158,734       158,687
  Deferred compensation...............................................................      (1,270)       (1,460)
  Accumulated deficit.................................................................     (49,666)      (44,743)
  Other...............................................................................        (403)            9
                                                                                        -----------  ------------
    Total shareholders' equity........................................................     107,395       112,493
                                                                                        -----------  ------------
                                                                                         $ 114,503    $  118,860
                                                                                        -----------  ------------
                                                                                        -----------  ------------

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                            See accompanying notes.

                                AFFYMETRIX, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

          (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                                                           THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                          --------------------
                                                                                            1997       1996
                                                                                          ---------  ---------
Revenue:
  Product...............................................................................  $     420  $      --
  Contract and grant....................................................................      2,388      1,416
                                                                                          ---------  ---------
    Total revenue.......................................................................      2,808      1,416

Cost and expenses:
  Cost of product revenue...............................................................        865         --
  Research and development..............................................................      5,812      4,177
  General and administrative............................................................      2,492      1,649
                                                                                          ---------  ---------
    Total operating expenses............................................................      9,169      5,826
                                                                                          ---------  ---------
Loss from operations....................................................................     (6,361)    (4,410)

Interest income, net....................................................................      1,438        489
                                                                                          ---------  ---------

Net loss................................................................................  $  (4,923) $  (3,921)
                                                                                          ---------  ---------
                                                                                          ---------  ---------

Net loss per share......................................................................  $   (0.22) $   (0.22)
                                                                                          ---------  ---------
                                                                                          ---------  ---------

Shares used in computing net loss per share(1)..........................................     22,575     17,664
                                                                                          ---------  ---------
                                                                                          ---------  ---------

------------------------

(1) For the three months ended March 31, 1996, shares used in computing net loss per share include convertible preferred shares as if they had been converted due to the Company's initial public offering in June 1996.

                            See accompanying notes.

                                AFFYMETRIX, INC.

                       CONDENSED STATEMENT OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                                           THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                          --------------------
                                                                                            1997       1996
                                                                                          ---------  ---------
Cash flows from operating activities:
  Net loss..............................................................................  $  (4,923) $  (3,921)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization.......................................................        592        566
    Amortization of investment premiums, net............................................       (189)       (24)

  Change in operating assets and liabilities:
    Accounts receivable.................................................................       (575)       706
    Inventories.........................................................................        160       (799)
    Other assets........................................................................        114       (164)
    Accounts payable and other accrued liabilities......................................      1,084        732
    Deferred revenue....................................................................       (292)      (187)
                                                                                          ---------  ---------
      Net cash used in operating activities.............................................     (4,029)    (3,091)

Cash flows from investing activities:
    Capital expenditures................................................................     (1,746)      (701)
    Proceeds from the sale of short-term investments....................................     22,925      1,466
    Proceeds from maturities of short-term investments..................................          5      2,156
    Purchases of available-for-sale securities..........................................     (3,039)    (2,004)
                                                                                          ---------  ---------
      Net cash provided by investing activities.........................................     18,145        917

Cash flows from financing activities:
    Issuances of common stock...........................................................         47         46
    Principal payments on capital lease obligation......................................        (51)       (45)
                                                                                          ---------  ---------
      Net cash (used in)/provided by financing activities...............................         (4)         1

Net increase/(decrease) in cash and cash equivalents....................................     14,112     (2,173)
Cash and cash equivalents at beginning of period........................................     14,143      2,481
                                                                                          ---------  ---------
Cash and cash equivalents at end of period..............................................  $  28,255  $     308
                                                                                          ---------  ---------
                                                                                          ---------  ---------

                            See accompanying notes.

                                AFFYMETRIX, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 MARCH 31, 1997

                                  (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

BASIS OF PRESENTATION

    The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1996, by Affymetrix, Inc. ("Affymetrix" or the "Company").

DEVELOPMENT STAGE

    Through March 31, 1996, the Company was in the development stage. In April 1996, the Company commenced commercial sales of the GeneChip-Registered Trademark- system and an HIV probe array for research use. Therefore, the Company is no longer considered to be in the development stage.

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

2. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

    As of March 31, 1997, debt securities held by the Company are comprised of U.S. Government obligations and U.S. Corporate debt securities. They are classified as available-for-sale and are carried at fair value with unrealized gains and losses reported in shareholders' equity.

3. INVENTORIES

    Inventories consist of the following (in thousands):

                                                                       MARCH 31,   DECEMBER 31,
                                                                         1997          1996
                                                                      -----------  -------------
Raw material........................................................   $     457     $     358
Work in process.....................................................         108           178
Finished goods                                                             1,176         1,365
                                                                      -----------       ------
    Total...........................................................   $   1,741     $   1,901
                                                                      -----------       ------
                                                                      -----------       ------

                                AFFYMETRIX, INC.

                                 MARCH 31, 1997

                                  (UNAUDITED)

4. SHAREHOLDERS' EQUITY

    The Company's initial public offering on June 6, 1996 generated net proceeds of approximately $83.0 million from the sale of 6.0 million shares. On July 15, 1996, the Company's underwriters purchased 153,000 shares pursuant to the over-allotment option, for additional net proceeds of $2.1 million. The Company had 22.6 million shares outstanding at March 31, 1997.

5. RECENTLY ISSUED ACCOUNTING STANDARD

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share. The adoption of FAS 128 will not result in a change to previously reported earnings per share information.

6. CONTINGENCIES

    In March 1997, Hyseq Inc. filed a suit against Affymetrix in the United States District Court alleging that Affymetrix infringes on United States Patent No. 5,202,231 and 5,525,464 issued to Drs. Drmanac and Crkvenjakov. In the opinion of management, the outcome of the action will not have a material effect on the Company's financial position.

    The Company routinely receives communications from third parties asserting patent or other rights alleged to cover the Company's products and technologies. Based upon the Company's evaluation, it may take no action or seek to obtain a license. There can be no assurance that a license will be available under such rights on terms the Company considers reasonable, or that litigation will not ensue.

PART I. FINANCIAL INFORMATION
ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Management's Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 1997 and for the three month periods ended March 31, 1997 and 1996 should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

    All statements in this discussion that are not historical are forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected, including, but not limited to, uncertainties relating to technological approaches, product development, manufacturing and market acceptance, uncertainties related to cost and pricing of the Company's products, dependence on collaborative partners, uncertainties relating to sole source suppliers, uncertainties relating to FDA and other regulatory approvals, competition, risks relating to intellectual property of others, uncertainties of patent protection and uncertainties related to litigation. These and other risk factors are discussed herein and in the report filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1996. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to released publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

OVERVIEW

    Affymetrix is developing GeneChip systems and related applications and technologies for the acquisition, analysis and management of complex genetic information. The business and operations of the Company were commenced in 1991 by Affymax N.V. ("Affymax") and were initially conducted within Affymax. In March 1992, the Company was incorporated as a California corporation and wholly-owned subsidiary of Affymax. In September 1993, the Company issued equity securities through a private financing of approximately $21 million that reduced Affymax' ownership to approximately 65%. In March 1995, Glaxo plc, now Glaxo Wellcome plc ("Glaxo Wellcome") acquired Affymax, including its then majority ownership interest in Affymetrix. In August 1995, the Company issued equity securities through a second private financing of approximately $39 million, reducing Affymax' percentage ownership to approximately 46%. As a result of the Company's initial public offering of approximately 6.0 million shares in June 1996, Glaxo Wellcome indirectly owned approximately 34% of Affymetrix. Currently, Glaxo Wellcome owns approximately 33% of Affymetrix.

RESULTS OF OPERATIONS

    THREE MONTHS ENDED MARCH 31, 1997 AND 1996

    Product revenue from the commercial launch of the GeneChip system and HIV probe array was $420,000 for the three months ended March 31, 1997, compared to no product revenue in the three months ended March 31, 1996. Contract and grant revenue increased to $2.4 million for the three months ended March 31, 1997 from $1.4 million for the three months ended March 31, 1996. The increase was primarily due to an increase in funding from the National Institutes of Health and National Institute of Standards and Technology's Advanced Technology Program grants and milestone revenue earned from collaborative partners.

    Cost of product revenue was $865,000 for the three months ended March 31, 1997, compared to no cost of product revenue for the three months ended March 31, 1996. Cost of product revenue during the three months ended March 31, 1997 reflect costs of production associated with the shipment of GeneChip systems.

    Research and development expenses increased to $5.8 million for the three months ended March 31, 1997, compared to $4.2 million for the same period ending March 31, 1996. The increase in research and development expenses was attributable primarily to the hiring of additional research and development personnel and associated purchases of research supplies. The Company expects research and development spending to increase over the next several years as product development and core research efforts expand.

    General and administrative expenses increased to $2.5 million for the three months ended March 31, 1997 compared to $1.6 million for the three months ended March 31, 1996. The increase in general and administrative expenses was attributable primarily to the hiring of additional management personnel and legal and other professional fees incurred in connection with the overall scale-up of the Company's operations and business development efforts. General and administrative expenses are expected to continue to increase as the Company expands sales and marketing and adds management and support staff.

    Net interest income was $1.4 million for the three months ended March 31, 1997. This compares to net interest income of $489,000 for the three months ended March 31, 1996. The increase in net interest income was primarily attributable to increased investment balances resulting from the initial public offering in June 1996.

LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 1997, the Company's cash, cash equivalents, and short-term investments were $103 million compared to $109 million at December 31, 1996. The decrease is primarily attributable to expansion of core research, manufacturing spending and growth in general and administrative expenses.

    Net cash used in operating activities was $4.0 million for the three months ended March 31, 1997, as compared to net cash used in operating activities of $3.1 million for the three months ended March 31, 1996. The increase in net cash used in operating activities resulted primarily from increases in the Company's net loss and accounts receivables, offset by an increase in accounts payable and other accrued liabilities. The Company's investing activities, other than purchases, sales and maturities of available-for-sale securities, consisted of capital expenditures, which totaled $1.7 million and $701,000 for the three months ended March 31, 1997 and 1996, respectively. These capital expenditures included investments in facilities and laboratory equipment and scale-up of manufacturing.

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

                                 MARCH 31, 1997

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.

       Exhibit 11.1 Statement of computation of net loss per share.

       Exhibit 27.0 Financial data schedule.

    (b) Reports on Form 8-K.

       No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                AFFYMETRIX, INC.

May 9, 1997                     By:          /s/ KENNETH J. NUSSBACHER
                                     -----------------------------------------
                                               Kenneth J. Nussbacher
                                            EXECUTIVE VICE PRESIDENT AND
                                              CHIEF FINANCIAL OFFICER

                                AFFYMETRIX, INC.

                                 EXHIBIT INDEX

                                 MARCH 31, 1997

                                                                                                               PAGE
                                                                                                               -----
Exhibit 11.1   Statement of computation of net loss per share.............................................          13

Exhibit 27.0   Financial data schedule....................................................................          14