Form 10-Q
period 1997-06-30
AFFYMETRIX INC
filed 1997-08-14
CIK 913077

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED JUNE 30, 1997

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

                          Yes____X____    No_________

            COMMON SHARES OUTSTANDING ON AUGUST 5, 1997: 22,639,521

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                AFFYMETRIX, INC.
                               TABLE OF CONTENTS

                                                                                                           PAGE
                                                                                                           -----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

           Condensed Balance Sheets at June 30, 1997 and December 31, 1996............................           3

           Condensed Statements of Operations for the Three and Six Months Ended June 30, 1997 and
             1996.....................................................................................           4

           Condensed Statements of Cash Flows for the Six Months Ended June 30, 1997 and 1996.........           5

           Notes to Condensed Financial Statements....................................................           6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.........
                                                                                                                 8

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders...........................................          10

Item 6. Exhibits and Reports on Form 8-K..............................................................          11

SIGNATURES............................................................................................          12

EXHIBIT INDEX.........................................................................................          13

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                                AFFYMETRIX, INC.

                            CONDENSED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                                                         JUNE 30,    DECEMBER 31,
                                                                                           1997          1996
                                                                                        -----------  ------------
                                                                                        (UNAUDITED)     (NOTE)
                                                     ASSETS

Current assets:
  Cash, cash equivalents and short-term investments...................................   $  94,645    $  108,982
  Accounts receivables................................................................       4,480         1,888
  Inventories.........................................................................       2,038         1,901
  Other current assets................................................................         393           523
                                                                                        -----------  ------------
    Total current assets..............................................................     101,556       113,294
Net property and equipment............................................................       8,959         5,397
Other assets..........................................................................         985           169
                                                                                        -----------  ------------
                                                                                         $ 111,500    $  118,860
                                                                                        -----------  ------------
                                                                                        -----------  ------------

                                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and other accrued liabilities......................................   $   8,119    $    5,626

Noncurrent portion of capital lease obligation........................................         619           741

Shareholders' equity:
  Common stock........................................................................     158,750       158,687
  Deferred compensation...............................................................      (1,087)       (1,460)
  Accumulated deficit.................................................................     (54,875)      (44,743)
  Other...............................................................................         (26)            9
                                                                                        -----------  ------------
    Total shareholders' equity........................................................     102,762       112,493
                                                                                        -----------  ------------
                                                                                         $ 111,500    $  118,860
                                                                                        -----------  ------------
                                                                                        -----------  ------------

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                            See accompanying notes.

                                AFFYMETRIX, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

          (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                                        THREE MONTHS ENDED   SIX MONTHS ENDED JUNE
                                                                             JUNE 30,                 30,
                                                                       --------------------  ---------------------
                                                                         1997       1996        1997       1996
                                                                       ---------  ---------  ----------  ---------
Revenue:
  Product............................................................  $     942  $     436  $    1,362  $     457
  Contract and grant.................................................      3,800      1,863       6,188      3,258
                                                                       ---------  ---------  ----------  ---------
    Total revenue....................................................      4,742      2,299       7,550      3,715

Cost and expenses:
  Cost of product revenue............................................        979        606       1,844        707
  Research and development...........................................      7,212      4,234      12,710      8,310
  General and administrative.........................................      3,009      1,901       5,815      3,550
                                                                       ---------  ---------  ----------  ---------
    Total operating expenses.........................................     11,200      6,741      20,369     12,567
                                                                       ---------  ---------  ----------  ---------
Loss from operations.................................................     (6,458)    (4,442)    (12,819)    (8,852)

Interest income, net.................................................      1,249        665       2,687      1,154
                                                                       ---------  ---------  ----------  ---------

Net loss.............................................................  $  (5,209) $  (3,777) $  (10,132) $  (7,698)
                                                                       ---------  ---------  ----------  ---------
                                                                       ---------  ---------  ----------  ---------

Net loss per share(1)................................................  $   (0.23) $   (0.21) $    (0.45) $   (0.43)
                                                                       ---------  ---------  ----------  ---------
                                                                       ---------  ---------  ----------  ---------

Shares used in computing net loss per share(1).......................     22,613     17,900      22,594     17,782
                                                                       ---------  ---------  ----------  ---------
                                                                       ---------  ---------  ----------  ---------

------------------------

(1) For the three and six months ended June 30, 1996, shares used in computing net loss per share include convertible preferred shares as if they had been converted due to the Company's initial public offering in June 1996.

                            See accompanying notes.

                                AFFYMETRIX, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                             (DOLLARS IN THOUSANDS)

                                                                      SIX MONTHS ENDED JUNE 30,
                                                                   -------------------------------
                                                                     1997                   1996
                                                                   --------               --------
Cash flows from operating activities:
  Net loss.......................................................  $(10,132)              $ (7,698)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization................................     1,254                  1,197
    Amortization of investment premiums, net.....................       206                   (637)
    Loss on disposal of equipment................................        --                     62

  Change in operating assets and liabilities:
    Accounts receivable..........................................    (2,592)                    77
    Inventories..................................................      (137)                  (880)
    Other current assets.........................................       130                   (392)
    Other assets.................................................      (816)                    --
    Accounts payable and other accrued liabilities...............     2,471                    831
                                                                   --------               --------
      Net cash used in operating activities......................    (9,616)                (7,440)

Cash flows from investing activities:
    Capital expenditures.........................................    (4,443)                (1,236)
    Proceeds from the sale of short-term investments.............    66,364                 12,460
    Proceeds from maturities of short-term investments...........    12,252                  2,157
    Purchases of short-term investments..........................   (44,068)               (70,383)
                                                                   --------               --------
      Net cash (used in)/provided by investing activities........    30,105                (57,002)

Cash flows from financing activities:
    Issuance of common stock.....................................        63                 83,362
    Principal payments on capital lease obligation...............      (101)                   (92)
                                                                   --------               --------
      Net cash (used in)/provided by financing activities........       (38)                83,270

Net increase in cash and cash equivalents........................    20,451                 18,828
Cash and cash equivalents at beginning of period.................    14,143                  2,481
                                                                   --------               --------
Cash and cash equivalents at end of period.......................  $ 34,594               $ 21,309
                                                                   --------               --------
                                                                   --------               --------

                            See accompanying notes.

                                AFFYMETRIX, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 JUNE 30, 1997

                                  (UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

BASIS OF PRESENTATION

    The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1996 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, by Affymetrix, Inc. ("Affymetrix" or the "Company").

REVENUE RECOGNITION

    Contract and grant revenue is recorded as earned as defined within the specific agreements. Payments received in advance under these arrangements are recorded as deferred revenue until earned. Direct costs associated with these contracts and grants, other than cost of goods sold, are reported as research and development expense. Product revenue is recognized upon shipment. Certain reserves are also recorded upon product shipment.

NOTE 2. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

    As of June 30, 1997, debt securities held by the Company are comprised of U.S. Government obligations and U.S. Corporate debt securities. They are classified as available-for-sale and are carried at fair value with unrealized gains and losses reported in shareholders' equity.

NOTE 3. INVENTORIES

    Inventories consist of the following (in thousands):

                                                                        JUNE 30,    DECEMBER 31,
                                                                          1997          1996
                                                                       -----------  -------------
Raw material.........................................................   $     579     $     358
Work in process......................................................          79           178
Finished goods.......................................................       1,380         1,365
                                                                       -----------       ------
    Total............................................................   $   2,038     $   1,901
                                                                       -----------       ------
                                                                       -----------       ------

NOTE 4. SHAREHOLDERS' EQUITY

    The Company's initial public offering on June 6, 1996 generated net proceeds of approximately $83.0 million from the sale of 6.0 million shares. On July 5, 1996, the Company's underwriters purchased 153,000 shares pursuant to the over-allotment option, for additional net proceeds of $2.1 million. The Company had 22.6 million shares outstanding at June 30, 1997.

                                AFFYMETRIX, INC.

                                 JUNE 30, 1997

                                  (UNAUDITED)

NOTE 5. RECENTLY ISSUED ACCOUNTING STANDARD

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

PART I. FINANCIAL INFORMATION
ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Management's Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 1997 and for the three and six month periods ended June 30, 1997 and 1996 should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

    All statements in this discussion that are not historical are forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected, including, but not limited to, uncertainties relating to technological approaches, product development, manufacturing and market acceptance, uncertainties related to cost and pricing of the Company's products, dependence on collaborative partners, uncertainties relating to sole source suppliers, uncertainties relating to FDA and other regulatory approvals, competition, risks relating to intellectual property of others, uncertainties of patent protection and uncertainties related to litigation. These and other risk factors are discussed herein and in the reports filed with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and Quarterly Report on Form 10-Q for the quarter ended March 31, 1997. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to released publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

OVERVIEW

    Affymetrix is developing GeneChip systems and related applications and technologies for the acquisition, analysis and management of complex genetic information. The business and operations of the Company were commenced in 1991 by Affymax N.V. ("Affymax") and were initially conducted within Affymax. In March 1992, the Company was incorporated as a California corporation and wholly-owned subsidiary of Affymax. In September 1993, the Company issued equity securities through a private financing of approximately $21.0 million that reduced Affymax' ownership to approximately 65%. In March 1995, Glaxo plc, now Glaxo Wellcome plc ("Glaxo") acquired Affymax, including its then majority ownership interest in Affymetrix. In August 1995, the Company issued equity securities through a second private financing of approximately $39.0 million, reducing Affymax' percentage ownership to approximately 46%. As a result of the Company's initial public offering of approximately 6.0 million shares in June 1996, Glaxo Wellcome indirectly owned approximately 34% of Affymetrix. Currently, Glaxo Wellcome owns approximately 33% of Affymetrix.

RESULTS OF OPERATIONS

    THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

    Product revenue was $942,000 and $1.4 million for the three and six months ended June 30, 1997, respectively, compared to $436,000 and $457,000 in the three and six months ended June 30, 1996. Contract and grant revenue increased to $3.8 million for the three months ended June 30, 1997 from $1.9 million for the three months ended June 30, 1996. Contract and grant revenue increased to $6.2 million for the six months ended June 30, 1997 from $3.3 million for the six months ended June 30, 1996. The increase was primarily due to milestone accomplishments with certain collaborative partners and increases in funding from the Advanced Technology Program and NIH National Center for Human Genome Research grants.

    Cost of product revenue was $979,000 and $1.8 million for the three and six months ended June 30, 1997, respectively, compared to $606,000 and $707,000 for the three and six months ended June 30, 1996. Margins fluctuated during the three and six month periods due primarily to scale-up costs of production.

    Research and development expenses increased to $7.2 million and $12.7 million for the three and six months ended June 30, 1997, respectively, compared to $4.2 million and $8.3 million for the same periods ending June 30, 1996. The increase in research and development expenses was attributable primarily to the hiring of additional research and development personnel and associated purchases of research supplies. The Company expects research and development spending to increase over the next several years as product development and core research efforts continue to expand.

    General and administrative expenses increased to $3.0 million for the three months ended June 30, 1997 compared to $1.9 million for the three months ended June 30, 1996. General and administrative expenses increased to $5.8 million for the six months ended June 30, 1997 compared to $3.6 million for the six months ended June 30, 1996. The increase in general and administrative expenses was attributable primarily to the hiring of additional management personnel, professional fees (primarily legal fees) and overall scale-up of the Company's operations and business development efforts. General and administrative expenses are expected to continue to increase as the Company expands sales and marketing and adds management and support staff.

    Net interest income was $1.2 million and $2.7 million for the three and six months ended June 30, 1997, respectively. This compares to net interest income of $665,000 and $1.2 million for the three and six months ended June 30, 1996. The increase in net interest income was primarily attributable to increased investment balances from the initial public offering in June 1996.

LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 1997, the Company's cash, cash equivalents, and short-term investments were $94.6 million compared to $109 million at December 31, 1996. The decrease is primarily attributable to expansion of core research, manufacturing and capital spending, and growth in general and administrative expenses.

    Net cash used in operating activities was $9.6 million for the six months ended June 30, 1997, as compared to $7.4 million for the six months ended June 30, 1996. The increase in net cash used in operating activities resulted primarily from increases in the Company's net loss and accounts receivables, offset by an increase in accounts payable and other accrued liabilities. The Company's investing activities, other than purchases, sales and maturities of available-for-sale securities, consisted of capital expenditures, which totaled $4.4 million and $1.2 million for the six months ended June 30, 1997 and 1996, respectively. These capital expenditures included investments in facilities and laboratory equipment and scale-up of manufacturing.

    The Company anticipates that the existing capital resources will enable it to maintain currently planned operations through at least 1998. However, this expectation is based on the Company's current operating plan, which could change, and therefore the Company could require additional funding sooner than anticipated. In addition, the Company expects its capital requirements to increase over the next several years as it expands its facilities and acquires scientific equipment to support expanded manufacturing and research and development efforts. The Company's long-term capital expenditure requirements will depend on numerous factors, including: the progress of its research and development programs; initiation or expansion of research programs; the development of commercial scale manufacturing capabilities; its ability to maintain existing collaborative arrangements and establish and maintain new collaborative arrangements; the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; the effectiveness of product commercialization activities and arrangements; and other factors.

                                AFFYMETRIX, INC.

                                 JUNE 30, 1997

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) Date of meeting.

       The Annual Meeting of the Shareholders of Affymetrix, Inc. was held on June 6, 1997.

    (b) Description of each matter voted on and number of votes cast.

                                                                                          FOR        AGAINST   WITHHELD
                                                                                      ------------  ---------  ---------
       1.  To elect directors to serve until the next annual meeting of shareholders or until their successors are elected.
           John D. Diekman, Ph.D.                                                       20,211,174          0      5,570
           Stephen P.A. Fodor, Ph.D.                                                    20,211,174          0      5,570
           Paul Berg, Ph.D.                                                             20,211,174          0      5,570
           Douglas M. Hurt                                                              20,211,074          0      5,670
           Vernon R. Loucks, Jr.                                                        19,936,050          0    280,694
           Barry C. Ross, Ph.D.                                                         20,211,174          0      5,670
           David B. Singer                                                              20,209,699          0      7,045
           Lubert Stryer, M.D.                                                          20,210,774          0      5,970
           John A. Young                                                                20,211,099          0      5,645
           Alejandro C. Zaffaroni, Ph.D.                                                20,211,174          0      5,570

       2.  To approve an Amendment to the Company's Amended and Restated 1993 Stock     16,159,222    308,164     92,686
             Plan to provide for additional shares.

       3.  To approve an Amendment to the Company's Amended and Restated 1993 Stock     19,758,881    273,879     17,895
             Plan to limit the number of shares that may be granted to any participant in any one-year period.

       4.  To approve an amendment to the Company's Amended and Restated 1993 Stock     19,442,728    382,862     26,472
             Plan to reflect changes to the shareholder approval requirements of
             Securities and Exchange Commission Rule 16b-3.

       5.  To ratify the appointment of Ernst & Young LLP as independent auditors of    20,196,862     10,082      9,800
             the Company for the fiscal year ending December 31, 1997.

                                AFFYMETRIX, INC.

                                 JUNE 30, 1997

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

EXHIBIT
NUMBER                           DESCRIPTION OF DOCUMENT
------         ------------------------------------------------------------
 10.28(1)      Consortium Member Agreement between Affymetrix, Inc.,
                 Bristol-Myers Squibb Company and Millennium
                 Pharmaceuticals, Inc. effective as of April 28, 1997.
 10.29(2)      Sponsored Research Agreement between Whitehead Institute for
                 Biomedical Research, Affymetrix, Inc., Bristol-Myers
                 Squibb Company and Millennium Pharmaceuticals, Inc.
                 effective as of April 28, 1997.
 11.1          Statement of computation of net loss per share.
 27.0          Financial data schedule.

------------------------

(1) Previously filed as Exhibit Number 10.5 to the quarterly report on Form 10-Q of Millennium Pharmaceuticals, Inc. filed August 14, 1997. [SEC File No. 0-28494]

(2) Previously filed as Exhibit Number 10.4 to the quarterly report on Form 10-Q of Millennium Pharmaceuticals, Inc. filed August 14, 1997. [SEC File No. 0-28494]

    (b) Reports on Form 8-K:

       No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                AFFYMETRIX, INC.

August 8, 1997                  By:            /s/ EDWARD M. HURWITZ
                                     -----------------------------------------
                                                 Edward M. Hurwitz
                                                 VICE PRESIDENT AND
                                              CHIEF FINANCIAL OFFICER

                                AFFYMETRIX, INC.

                                 EXHIBIT INDEX

                                 JUNE 30, 1997

EXHIBIT
NUMBER                                DESCRIPTION OF DOCUMENT
------         ----------------------------------------------------------------------
 10.28(1)      Consortium Member Agreement between Affymetrix, Inc., Bristol-Myers
                 Squibb Company and Millennium Pharmaceuticals, Inc. effective as of
                 April 28, 1997
 10.29(2)      Sponsored Research Agreement between Whitehead Institute for
                 Biomedical Research, Affymetrix, Inc., Bristol-Myers Squibb Company
                 and Millennium Pharmaceuticals, Inc. effective as of April 28, 1997
 11.1          Statement of computation of net loss per share
 27.0          Financial data schedule

------------------------

(1) Previously filed as Exhibit Number 10.5 to the quarterly report on Form 10-Q of Millennium Pharmaceuticals, Inc. filed August 14, 1997. [SEC File No. 0-28494]

(2) Previously filed as Exhibit Number 10.4 to the quarterly report on Form 10-Q of Millennium Pharmaceuticals, Inc. filed August 14, 1997. [SEC File No. 0-28494]