Form 10-Q
period 1997-09-30
AFFYMETRIX INC
filed 1997-11-13
CIK 913077

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q


    X     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
   ---    Exchange Act of 1934 for the period ended SEPTEMBER 30, 1997

                                       or

          Transition Report Pursuant to Section 13 or 15(d) of the Securities
   --- Exchange Act of 1934 for the transition period from _____________ to ________________.


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

                                Yes _X_   No ___


       COMMON SHARES OUTSTANDING ON SEPTEMBER 30, 1997:  22,700,521

                                AFFYMETRIX, INC.
                                TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION
          ---------------------
                                                                          Page
                                                                          ----
Item 1.   Financial Statements

            Condensed Balance Sheets at
              September 30, 1997 and December 31, 1996 ...................  3

            Condensed Statements of Operations for the Three
              and Nine Months Ended September 30, 1997 and 1996 ..........  4

            Condensed Statements of Cash Flows for the Nine
              Months Ended September 30, 1997 and 1996 ...................  5

            Notes to Condensed Financial Statements ......................  6

Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations ........................................  8


PART II.  OTHER INFORMATION
          -----------------

Item 6.   Exhibits and Reports on Form 8-K ............................... 11

SIGNATURES ............................................................... 12

EXHIBIT INDEX ............................................................ 13

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            CONDENSED BALANCE SHEETS
                                 (In thousands)

                                                   September 30,  December 31,
                                                        1997         1996
                                                   -------------  ------------
ASSETS                                              (Unaudited)      (Note)

Current assets:
     Cash and cash equivalents                        $ 12,076      $ 14,143
     Short-term investments                             73,143        94,839
     Accounts receivables                                3,845         1,888
     Inventories                                         3,025         1,901
     Other current assets                                  947           523
                                                      --------      --------
          Total current assets                          93,036       113,294
Net property and equipment                              14,344         5,397
Other assets                                               787           169
                                                      --------      --------
                                                      $108,167      $118,860
                                                      --------      --------
                                                      --------      --------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities         $  9,786      $  5,626

Noncurrent portion of capital lease obligation             567           741

Shareholders' equity:
     Common stock                                      158,821       158,687
     Deferred compensation                                (903)       (1,460)
     Accumulated deficit                               (60,182)      (44,743)
     Other                                                  78             9
                                                      --------      --------
          Total shareholders' equity                    97,814       112,493
                                                      --------      --------
                                                      $108,167      $118,860
                                                      --------      --------
                                                      --------      --------

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


                             See accompanying notes.

                       CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                      Three Months Ended    Nine Months Ended
                                         September 30,         September 30,
                                     --------------------  --------------------
                                        1997        1996       1997       1996
                                     ---------    -------   --------   --------
Revenue:
     Product                         $  1,046      $  401   $  2,408    $   858
     Contract and grant                 3,962       2,250     10,150      5,508
                                     ---------    -------   --------   --------
          Total revenue                 5,008       2,651     12,558      6,366

Costs and expenses:
     Cost of product revenue              907         382      2,751      1,089
     Research and development           6,725       4,533     19,804     12,843
     General and administrative         3,980       2,058      9,426      5,608
                                     ---------    -------   --------   --------
          Total operating expenses     11,612       6,973     31,981     19,540
                                     ---------    -------   --------   --------

Loss from operations                   (6,604)     (4,322)   (19,423)   (13,174)

Interest income, net                    1,297       1,743      3,984      2,897
                                     ---------    -------   --------   --------

Net loss                             $ (5,307)    $(2,579)  $(15,439)  $(10,277)
                                     ---------    -------   --------   --------
                                     ---------    -------   --------   --------

Net loss per share (1)               $  (0.23)    $ (0.11)  $  (0.68)  $  (0.53)
                                     ---------    -------   --------   --------
                                     ---------    -------   --------   --------

Shares used in computing net loss
     per share (1)                     22,648      22,449     22,612     19,337
                                     ---------    -------   --------   --------
                                     ---------    -------   --------   --------

(1) For the nine months ended September 30, 1996, shares used in computing net loss per share include convertible preferred shares as if they had been converted due to the Company's initial public offering in June 1996.

                             See accompanying notes.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)


                                                                  Nine months ended September 30,
                                                                  -------------------------------
                                                                     1997                 1996
                                                                  ----------            ---------
Cash flows from operating activities:
   Net loss                                                        $(15,439)            $(10,277)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
          Depreciation and amortization                               1,337                  924
          Amortization of investment premiums, net                      (24)                (544)
          Amortization of deferred compensation                         557                  948
          Loss on disposal of equipment                                  --                   62
   Change in operating assets and liabilities:
          Accounts receivable                                        (1,957)                 699
          Inventories                                                (1,124)                (848)
          Other current assets                                         (424)                (370)
          Other assets                                                 (618)                 (30)
          Accounts payable and accrued liabilities                    4,137                 (190)
                                                                  ---------             --------
              Net cash used in operating activities                 (13,555)              (9,626)

Cash flows from investing activities:
          Capital expenditures                                      (10,284)              (1,959)
          Proceeds from the sale of short-term investments           90,227               33,448
          Proceeds from maturities of short-term investments         12,237               42,909
          Purchases of short-term investments                       (80,673)             (99,096)
                                                                  ---------             --------
              Net cash provided by/(used in) investing activities    11,507              (24,698)

Cash flows from financing activities:
          Issuance of common stock                                      134               85,199
          Principal payments on capital lease obligation               (153)                (139)
                                                                  ---------             --------
              Net cash (used in)/provided by financing activities       (19)              85,060
                                                                  ---------             --------

Net (decrease)/increase in cash and cash equivalents                 (2,067)              50,736
Cash and cash equivalents at beginning of period                     14,143                2,481
                                                                  ---------             --------
Cash and cash equivalents at end of period                         $ 12,076              $53,217
                                                                  ---------             --------
                                                                  ---------             --------

                             See accompanying notes.

                                AFFYMETRIX, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1996 and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 1997 and June 30, 1997, filed by Affymetrix, Inc. ("Affymetrix" or the "Company").

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

NOTE 2 - CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

As of September 30, 1997, debt securities held by the Company are comprised of U.S. Government obligations and U.S. Corporate debt securities. They are classified as available-for-sale and are carried at fair value with unrealized gains and losses reported in shareholders' equity.

NOTE 3 - INVENTORIES

Inventories consist of the following (in thousands):


                            September 30,      December 31,
                               1997               1996
                            ------------       ------------
     Raw material            $  828               $  358
     Work in process            129                  178
     Finished goods           2,068                1,365
                             ------               ------
           Total             $3,025               $1,901
                             ------               ------
                             ------               ------

                                AFFYMETRIX, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (Unaudited)


NOTE 4 - SHAREHOLDERS' EQUITY

The Company's initial public offering on June 6, 1996 generated net proceeds of approximately $83.0 million from the sale of 6.0 million shares. On July 5, 1996, the Company's underwriters purchased 153,000 shares pursuant to the over-allotment option, for additional net proceeds of $2.1 million. The Company had approximately 22.7 million shares outstanding at September 30, 1997.

NOTE 5 - RECENTLY ISSUED ACCOUNTING STANDARD

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share. The adoption of FAS 128 will not result in a change to previously reported earnings per share information.

NOTE 6 - SUBSEQUENT EVENTS

On October 17, 1997 the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission for an underwritten public offering of up to 1,725,000 shares of common stock. On November 4, 1997 the Company withdrew the offering.

PART 1.  FINANCIAL INFORMATION

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 1997 and for the three and nine month periods ended September 30, 1997 and 1996 should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 1997 and June 30, 1997.

All statements in this discussion that are not historical are forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially for Affymetrix, Inc. ("Affymetrix" or the "Company") from those projected, including, but not limited to, uncertainties relating to technological approaches, product development, manufacturing and market acceptance, uncertainties related to cost and pricing of Affymetrix products, dependence on collaborative partners, uncertainties relating to sole source suppliers, uncertainties relating to FDA and other regulatory approvals, competition, risks relating to intellectual property of others and the uncertainties of patent protection. These and other risk factors are discussed in Affymetrix' Registration Statement on Form S-3 filed with the Securities and Exchange Commission ("SEC") on October 17, 1997, and in periodic reports filed with the SEC, including the Company's annual report on Form 10-K for the year ended December 31, 1996 and quarterly report on Form 10-Q for the quarter ended June 30, 1997. Affymetrix expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in Affymetrix' expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

OVERVIEW

Affymetrix has developed and intends to establish its GeneChip-Registered Trademark- system as the platform of choice for acquiring, analyzing and managing complex genetic information in order to improve the diagnosis, monitoring and treatment of disease. The Company's GeneChip system consists of disposable DNA probe arrays containing gene sequences on a chip, reagents for use with the probe arrays, a scanner and other instruments to process the probe arrays, and software to analyze and manage genetic information.

The business and operations of the Company were commenced in 1991 by Affymax N.V. ("Affymax") and were initially conducted within Affymax. In March 1992, the Company was incorporated as a California corporation and wholly owned subsidiary of Affymax. Beginning in September 1993, the Company issued equity securities which diluted Affymax' ownership in Affymetrix. In March 1995, Glaxo plc, now Glaxo Wellcome plc ("Glaxo"), acquired Affymax, including its ownership interest in Affymetrix. As of September 30, 1997 Glaxo owned approximately 33% of Affymetrix.

RESULTS OF OPERATIONS

   THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Product revenue was $1.0 million and $2.4 million for the three and nine months ended September 30, 1997, respectively, compared to $0.4 million and $0.9 million in the three and nine months ended September 30, 1996, respectively. Contract and grant revenue increased to $4.0 million for the three months ended September 30, 1997 from $2.3 million for the three months ended September 30, 1996. Contract and grant revenue increased to $10.2 million for the nine months ended September 30, 1997 from $5.5 million for the nine months ended September 30, 1996. The increase was primarily due to achievement of certain milestones with certain collaborative partners and increases in funding from the Advanced Technology Program and NIH National Center for Human Genome Research grants.

Cost of product revenue was $0.9 million and $2.8 million for the three and nine months ended September 30, 1997, respectively, compared to $0.4 million and $1.1 million for the three and nine months ended September 30, 1996, respectively. Margins fluctuated during the three and nine month periods, and are expected to fluctuate in the future, due primarily to costs related to manufacturing production scale-up activities.

Research and development expenses increased to $6.7 million and $19.8 million for the three and nine months ended September 30, 1997, respectively, compared to $4.5 million and $12.8 million for the three and nine months periods ending September 30, 1996, respectively. The increase in research and development expenses was attributable primarily to the hiring of additional research and development personnel and associated purchases of research supplies. The Company expects research and development spending to increase over the next several years as product development and core research efforts continue to expand.

General and administrative expenses increased to $4.0 million and $9.4 million for the three and nine months ended September 30, 1997, respectively, compared to $2.1 million and $5.6 million for the three and nine months periods ending September 30, 1996, respectively. The increase in general and administrative expenses was attributable primarily to the hiring of additional management personnel, professional fees (primarily legal fees) and overall scale-up of the Company's operations and business development efforts. General and administrative expenses are expected to continue to increase as the Company expands sales and marketing and adds management and support staff.

Net interest income decreased to $1.3 million for the three months ended September 30, 1997 from $1.7 million for the three months ended September 30, 1996. Net interest income increased to $4.0 million for the nine months ended September 30, 1997 from $2.9 million for the nine months ended September 30, 1996. The decrease in net interest income for the comparative three months was primarily due to a decrease in cash balances available for investment. The increase in net interest income for the comparative nine months was primarily attributable to increased cash and investment balances arising from the Company's initial public offering in June 1996.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1997, the Company's cash, cash equivalents, and short-term investments were $85.2 million compared to $109.0 million at December 31, 1996. The decrease is primarily attributable to expansion of core research, manufacturing and capital spending, and growth in general and administrative expenses.

Net cash used in operating activities was $13.6 million for the nine months ended September 30, 1997, as compared to $9.6 million for the nine months ended September 30, 1996. The increase in net cash used in operating activities resulted primarily from increases in the Company's net loss and accounts receivables, offset by an increase in accounts payable and accrued liabilities. The Company's investing activities, other than purchases, sales and maturities of available-for-sale securities, consisted of capital expenditures, which totaled $10.3 million and $2.0 million for the nine months ended September 30, 1997 and 1996, respectively. These capital expenditures included investments in facilities and laboratory equipment and scale-up of manufacturing.

On October 17, 1997 the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission for an underwritten public offering of up to 1,725,000 shares of common stock. On November 4, 1997 the Company withdrew the offering.

The Company anticipates that its existing capital resources will enable it to maintain currently planned operations through at least 1998. However, this expectation is based on the Company's current operating plan, which could change, and therefore the Company could require additional funding sooner than anticipated. In addition, the Company expects its capital requirements to increase over the next several years as it expands its facilities and acquires scientific equipment to support expanded manufacturing and research and development efforts. The Company's long-term capital expenditure requirements will depend on numerous factors, including: the progress of its research and development programs; initiation or expansion of research programs; the development of commercial scale manufacturing capabilities; its ability to maintain existing collaborative arrangements and establish and maintain new collaborative arrangements; the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; the effectiveness of product commercialization activities and arrangements; and other factors.

                                AFFYMETRIX, INC.
                               September 30, 1997


PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     EXHIBIT
     NUMBER                         DESCRIPTION OF DOCUMENT
     -------                        -----------------------
     *+10.30 Supply Agreement among F. Hoffmann-La Roche Ltd., Hoffmann-La Roche Inc., Syntex (U.S.A.) Inc., and Affymetrix, Inc., effective as of August 15, 1997.

        11.1       Statement of computation of net loss per share.

        27.0       Financial data schedule.

* Previously filed as Exhibit 10.1 to the Company's Registration Statement on Form S-3 filed on October 17, 1997.

+ Confidential Treatment previously requested.

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended September 30,
1997

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



November 13, 1997                       AFFYMETRIX, INC.

                                        By:  /s/ Edward M. Hurwitz
                                             ----------------------------
                                             Edward M. Hurwitz
                                             Vice President and
                                             Chief Financial Officer

                                AFFYMETRIX, INC.
                                  EXHIBIT INDEX
                               September 30, 1997


     EXHIBIT
     NUMBER                       DESCRIPTION OF DOCUMENT
     -------                      -----------------------
     *+10.30 Supply Agreement among F. Hoffmann-La Roche Ltd., Hoffmann-La Roche Inc., Syntex (U.S.A.) Inc., and Affymetrix, Inc., effective as of August 15, 1997.

        11.1      Statement of computation of net loss per share.

        27.0      Financial data schedule.

* Previously filed as Exhibit 10.1 to the Company's Registration Statement on Form S-3 filed on October 17, 1997.

+ Confidential Treatment previously requested.