Form 10-K405
period 1997-12-31
AFFYMETRIX INC
filed 1998-03-31
CIK 913077

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR
  / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-28218
                            ------------------------

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

                                 (408) 731-5000
              (Registrant's telephone number including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                           Common Stock, no par value

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of voting stock held by non-affiliates of the registrant (based on the closing price for the Common Stock on the Nasdaq National Market on March 16, 1998) was approximately $473.5 million. As of March 16, 1998, 22,857,488 shares of Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The Company's Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1997 are incorporated by reference into Parts II and IV of this Form 10-K Report and are filed as Exhibit 13 to this Form 10-K Report.

    Certain sections of the Proxy Statement to be filed in connection with the 1998 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K Report where indicated.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                AFFYMETRIX, INC.
                                   FORM 10-K
                               DECEMBER 31, 1997

                               TABLE OF CONTENTS

ITEM                                                     PAGE NO.
----                                                     --------
                             PART I

 1.  Business..........................................      3
 2.  Properties........................................     30
 3.  Legal Proceedings.................................     30
 4.  Submissions of Matters to a Vote of Security
       Holders.........................................     30

                             PART II

 5.  Market for Registrant's Common Equity and Related
       Shareholder Matters.............................     31
 6.  Selected Financial Data...........................     31
 7.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations.............     32
 8.  Financial Statements and Supplementary Data.......     32
 9.  Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosure.............     33

                            PART III

 10. Directors and Executive Officers of the
       Registrant......................................     33
 11. Executive Compensation............................     33
 12. Security Ownership of Certain Beneficial Owners
       and Management..................................     33
 13. Certain Relationships and Related Transactions....     33

                             PART IV

 14. Exhibits, Financial Statement Schedules, and
       Reports on Form 8-K.............................     34

     Signatures........................................     36

                                     PART I

ITEM 1.  BUSINESS

    ALL STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES. SUCH STATEMENTS ARE BASED ON MANAGEMENT'S CURRENT EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF FACTORS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS. THE COMPANY CAUTIONS INVESTORS THAT THERE CAN BE NO ASSURANCE THAT ACTUAL RESULTS OR BUSINESS CONDITIONS WILL NOT DIFFER MATERIALLY FROM THOSE PROJECTED OR SUGGESTED IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING, BUT NOT LIMITED TO, THE RISK FACTORS DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-K. AFFYMETRIX EXPRESSLY DISCLAIMS ANY OBLIGATION OR UNDERTAKING TO RELEASE PUBLICLY ANY UPDATES OR REVISIONS TO ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN TO REFLECT ANY CHANGE IN AFFYMETRIX' EXPECTATIONS WITH REGARD THERETO OR ANY CHANGE IN EVENTS, CONDITIONS, OR CIRCUMSTANCES ON WHICH ANY SUCH STATEMENTS ARE BASED.

    Affymetrix is recognized as a worldwide leader in the field of DNA chip technology. The Company has developed and intends to establish its GeneChip-Registered Trademark- system as the platform of choice for acquiring, analyzing and managing complex genetic information in order to improve the diagnosis, monitoring and treatment of disease. The Company's GeneChip system consists of disposable DNA probe arrays containing gene sequences on a chip, a scanner and other instruments to process the probe arrays, and software to analyze and manage genetic information from the probe arrays. The Company commenced commercial sales of the GeneChip system for research use in April 1996 and currently sells its products to pharmaceutical and biotechnology companies, academic research centers and clinical reference laboratories.

BACKGROUND

    GENES AND DISEASE

    The entire genetic content of an organism is known as its genome. DNA is the molecule that makes up genes and encodes genetic instructions. These instructions are embodied in the sequence of the four nucleotide bases (A, C, G and T) that are the chemical building blocks of DNA. The DNA molecule is a combination of two strands held together by chemical bonds between nucleotide bases on one strand and the bases on the other strand. Only certain pairs of nucleotide bases can form these bonds: C always pairs with G, and A always pairs with T. Such paired DNA strands are said to be complementary. When two DNA strands are complementary, they can bind together to form a double helix in a process called hybridization. The Company's GeneChip technology relies on this principle of hybridization to analyze complex genetic information.

    Cells carry out their normal biological functions through the genetic instructions encoded in their DNA. This genetic process, known as gene expression, involves several steps. In the first step, nucleotides in a gene are copied into a related nucleic acid molecule called messenger RNA. Messenger RNA instructs the cell to produce proteins. Proteins are molecules that regulate or perform most of the physiological functions of the body. Because the order of nucleotides in each gene is different, each gene directs the production of a different protein. An organism's characteristics are thus ultimately determined by proteins encoded by its DNA.

    Increased awareness of the role of genes in regulating the functions of living organisms has generated a worldwide effort to identify and sequence genes of many organisms, including the estimated three billion nucleotide pairs and 100,000 genes within the human genome. This effort is being led by the Human Genome Project and related academic, government and industry research projects. Once the genes and their nucleotide sequences are identified, it is anticipated that many years of additional research will be required to understand the specific function and role in disease of each of these genes. This research, commonly referred to as genomics, is expected to lead to a new health care paradigm where disease is understood at the molecular level, allowing patients to be diagnosed according to their genetic profile and then treated with drugs designed to work on specific molecular targets.

    GENETIC VARIABILITY

    The diversity of living organisms results from variability in their genomes. Variability stems from differences in the sequences of genes and from differences in levels of gene expression. In order to understand how genetic variation causes disease, scientists must compare both sequence variation and expression patterns of genes from healthy and diseased individuals. Currently, these efforts are laborious, time consuming and expensive, requiring the repeated sequencing of the same genes from a large number of persons. The Company believes that its GeneChip technology will simplify, accelerate and reduce the cost of analyzing genetic variability (both sequence and expression) and lead to new opportunities in disease management.

    SEQUENCE VARIABILITY

    Changes in the sequences of normal genes may be introduced by environmental or other factors, such as errors in replication of genes. These changes are known as polymorphisms, and the affected genes can be passed from generation to generation. In some cases, polymorphisms have no effect on the biology of the organism. However, in other cases, polymorphisms can result in the altered function or expression of the protein encoded by the gene. Such polymorphisms are called mutations. Mutations in single genes have been associated with diseases such as cystic fibrosis and sickle cell anemia, while mutations in multiple genes have been associated with diseases such as cancer and diabetes. By screening for polymorphisms, researchers seek to correlate variability in the sequence of genes with a specific disease. By sequencing a gene of interest from a large number of healthy and diseased persons, researchers are able to correlate specific gene mutations with the disease. However, a typical polymorphism association project on one disease might require sequencing 100 genes of 3,000 nucleotide bases each in up to 500 patients, or a total of 150 million bases. Currently, the polymorphism screening process uses gel-based sequencing which is labor intensive and costly. The Company believes that its GeneChip technology will have advantages over conventional gel based techniques and has initiated a large scale polymorphism discovery and database project to identify these correlations.

    EXPRESSION VARIABILITY

    Differences in the genes expressed in a given cell, as well as the timing and levels of their expression, are another basis for genetic variability. Although most cells contain an organism's full set of genes, each cell expresses only a small fraction of this set in different quantities and at different times. The expression of the wrong or defective genes, or the overexpression or underexpression of normal genes have been associated with human diseases, as well as treatment failures in specific patient populations. By identifying genes that are differentially expressed in particular diseases or patient populations, new targets can be identified for which new therapies can then be developed. Expression monitoring may also help demonstrate the likely effectiveness of new as well as existing therapeutic agents and lead to the development of new therapeutics and diagnostic tools. The effectiveness of monitoring gene expression is a function of the quality of the cell population being studied, the number of genes that can be monitored simultaneously, the sensitivity of the method (ability to measure small changes or low levels of gene expression) and the ability of the method used to provide quantitative information. Relative levels of gene expression are currently monitored primarily through a costly and time-consuming process of sequencing many copies of each gene. By contrast, the company believes its GeneChip technology will have significant advantages over other expression profiling techniques.

OPPORTUNITIES ARISING FROM GENETIC VARIABILITY

    The analysis of genetic variability in organisms is revealing polymorphisms and differences in gene expression levels that correlate with diseases, prognoses for those diseases, and likely therapeutic outcomes. Understanding this variability provides new opportunities for therapeutic intervention that can be more narrowly focused and therefore safer and more efficacious than drugs that affect more biological pathways. The Company believes that by providing a powerful tool to identify appropriate pathways for therapeutic intervention, evaluate lead compounds and assess the efficacy and toxicology of these compounds on biological systems, the GeneChip system can facilitate the drug discovery process and improve the effectiveness and efficiency of health care.

    In addition to revealing opportunities for the discovery and development of new therapeutics, understanding of sequence and expression variability in organisms may have the potential to effect a major paradigm shift in disease management and the diagnostics industry. These highly competitive industries are currently characterized by low margins and large barriers to entry, with substantial pressure to reduce prices exerted by health care providers. Further, information available from many current diagnostic tests often provides insufficient information as to the etiology, prognosis, and potential treatment options for a particular clinical presentation.

    Access to complex genetic information, such as changes in gene sequences or expression levels that have previously been correlated with particular outcomes, has the potential to provide guidance on appropriate therapeutic regimens. The value of this information in reducing total health care costs and improving the quality of life is very high. For example, by determining that an HIV-infected patient on a triple drug combination therapy is resistant to one or two of these drugs, the health care provider may change the therapeutic regimen to replace or eliminate drugs to which the patient is resistant and thereby improve the patient's health while reducing costs.

    The use of complex genetic information to manage disease is in its infancy. Current techniques for gathering complex genetic information are time-consuming, require skilled labor, and can analyze only limited lengths of contiguous DNA sequences in a given run. This has prevented any large scale systematic study of how sequence variability and expression variability correlate with particular disease outcomes. The Company believes that new technology, such as the Company's GeneChip system, will be required to utilize complex genetic information in health care.

BUSINESS STRATEGY

    Affymetrix' strategy is to capitalize on its leadership position in the DNA probe array field by applying its GeneChip technology primarily to expression analysis, polymorphism discovery and disease management. The Company intends to commercialize its GeneChip probe array technology for sale to pharmaceutical and biotechnology companies, academic research centers and clinical reference laboratories by demonstrating its advantages over conventional tools used for DNA sequence and expression monitoring analysis. The Company offers both custom and standard configurations of its GeneChip probe arrays to customers under a variety of access plans tailored to meet customer needs, such as the high-volume EasyAccess-TM- program subscribed to by F. Hoffmann La Roche Ltd. ("Roche") and Genetics Institute, Inc. ("Genetics Institute"). In addition, the Company intends to continue to enter into collaborations to expand the utilization and applications of its GeneChip technology.

APPLICATIONS

    Currently, there are three principal applications of the Company's technology: gene expression monitoring, polymorphism discovery and disease management.

    GENE EXPRESSION MONITORING

    Gene expression monitoring is a valuable tool for identifying correlations between genes, their biological function and disease. To facilitate the monitoring of gene expression, the Company designs and manufactures probe arrays with single stranded DNA molecules that are complementary to sequences within a gene of interest. By synthesizing specific probes for multiple genes on a single probe array, the Company enables researchers to quickly, quantitatively and simultaneously monitor the expression of a large number of genes of interest. By monitoring the expression of such genes under different conditions and at different times, researchers can use the probe arrays to understand the dynamic relationship between gene expression and disease. The Company believes that such information will be an important tool in the understanding of gene function and the development of new drugs and disease management tools.

    The Company is currently selling expression monitoring GeneChip arrays, each capable of analyzing approximately 1,600 human, mouse or yeast genes. Affymetrix is also developing next generation probe arrays that will monitor the expression of up to 40,000 genes per probe array. For example, a probe array is currently being developed to monitor the expression of the approximately 6,800 human genes for which full length sequences are currently in public databases.

    Affymetrix intends to commercialize the expression monitoring applications of its GeneChip technology for use in identifying and validating novel targets for drug discovery broadly to pharmaceutical, biotechnology, academic research organizations and clinical reference laboratories. The Company is offering different access plans to its technology centered around a pricing model that is based on the number of data points and value of the gene collections being monitored on a particular GeneChip probe array. Actual pricing of the GeneChip expression probe arrays under this model depends on a number of additional factors, including the magnitude of the customer's research effort, whether the genes being monitored are human or from other organisms, whether intellectual property is to be retained, shared or disclosed and whether the Company provides custom chip design or screening services to a customer, and the amount of any up-front fees, milestones, royalties or other payments to be received by the Company. For example, the Company's largest supply arrangements to date are with Roche and Genetics Institute, pursuant to which these companies have gained broad access to the Company's gene expression probe arrays under the EasyAccess plan designed to incent high-volume use.

    To date, the Company has more than a dozen commercial customers for its GeneChip expression probe arrays, including Genetics Institute, Glaxo Wellcome plc ("Glaxo"), Hoechst Marion Roussel, Inc. ("Hoechst"), Merck & Co., Inc. ("Merck"), Parke-Davis division of Warner Lambert Company ("Parke-Davis"), Pfizer, Inc. ("Pfizer"), Pioneer Hi-Bred International Inc. ("Pioneer Hi-Bred"), Novartis Pharma AG ("Novartis"), Rhone Poulenc Rorer Pharmaceuticals, Inc. ("Rhone Poulenc Rorer"), Roche and Sanofi Recherche ("Sanofi").

    POLYMORPHISM DISCOVERY

    As genes in the human genome are identified, sequenced and mapped, the value of understanding the variability of sequences in these genes increases. Researchers must determine the normal sequence of the gene, which mutations exist and whether these mutations correlate with a disease. This currently requires the sequencing of samples from a large number of affected and unaffected individuals. Furthermore, during clinical trials, the Company believes that pharmacogenomics (the understanding of the impact that genetic variation has on therapeutic effectiveness and toxicity) will become increasingly important. Using sequence checking strategies developed by the Company, Affymetrix believes that its GeneChip probe arrays could significantly reduce the cost and time required for polymorphism screening, which is currently performed through more labor intensive sequencing techniques.

    Affymetrix has recently initiated a major effort aimed at discovering the most common polymorphisms in full length genes. Through a number of customized applications of its GeneChip technology, the

Company believes it is uniquely positioned both to identify a large number of polymorphisms and to detect their presence across broad populations to help link these genetic variations to disease. These customized applications may provide rapid analysis of (i) genetic markers, (ii) selected candidate genes potentially implicated in disease, (iii) genes associated with toxic drug reactions and (iv) genes that are existing drug targets. As these efforts are advanced and the variability of these genes is stored in databases, specific polymorphisms can be encoded on GeneChip probe arrays and used for broad-based genotyping. The Company intends to use these genotyping probe arrays to develop large, disease-specific databases correlating mutations with disease. The Company has formed collaborations and intends to form additional collaborations to accelerate the development of its polymorphism databases. The Company intends to offer access to these databases and genotyping probe arrays to its customers and collaborators.

    As an initial step in its polymorphism discovery efforts, the Company has entered into a consortium with Bristol-Myers Squibb Company ("Bristol-Myers") and Millennium Pharmaceuticals Inc. ("Millennium") to fund research at the Whitehead Institute of the Massachusetts Institute of Technology ("Whitehead Institute") to identify novel markers and study their role in disease, along with other research programs. Affymetrix has also entered into polymorphism discovery collaborations with academic and commercial partners. The Company intends to use certain of these markers, as well as publicly available markers and markers discovered by Affymetrix, to develop GeneChip probe arrays that can be used to map genes to their chromosomal locations more rapidly and cost-effectively than is possible with existing technologies. The first such GeneChip mapping array, the GeneChip Poly 2000, is currently under development. The Company intends to market this and other polymorphism probe arrays to customers to facilitate genetic mapping and disease association studies.

    DISEASE MANAGEMENT

    Disease management is an emerging field that seeks to improve the effectiveness of health care by collecting information on patients from the time of diagnosis to the end of therapy and subsequently measuring the outcomes of various treatment protocols. Affymetrix believes that genetic analysis will be a core component of disease management. The Company has therefore developed GeneChip assays for this purpose and believes that such assays will facilitate more efficient and effective patient management. The Company is focusing on the development and commercialization of disease management products in infectious diseases, cancer and other areas, including drug metabolism.

    Affymetrix has established partnerships and customer relationships with leading diagnostic companies, clinical reference laboratories and medical research centers to further its disease management strategy. To date, the Company has introduced three disease management GeneChip assays for the research and clinical reference markets: the HIV, p53 and p450 GeneChip products. These products provide sequence information from the reverse transcriptase and protease genes of HIV, the p53 tumor suppressor gene, and the cytochrome p450 metabolic gene family, respectively. The Company is working with commercial and academic researchers to correlate specific mutations in these genes with therapeutic outcomes. In the case of HIV, the Company and Glaxo, a world leader in sales of HIV antivirals, have developed a pilot database correlating patient outcomes under varied therapeutic drug regimens with specific mutations in the HIV virus. In oncology, the Company has a collaboration with OncorMed, Inc. ("OncorMed"), a genetic testing reference laboratory business. In bacteriology, the Company has formed a collaboration with bioMerieux Vitek, Inc. ("bioMerieux"), a world leader in providing bacterial identification and antibiotic resistance testing.

    Affymetrix believes that before its GeneChip probe arrays can become widely used tools in disease management, significant additional research including clinical trials supporting FDA registration may be required. Furthermore, additional instrumentation and automation will need to be developed to allow for the handling of the large volumes of testing anticipated in the clinical diagnostic setting. bioMerieux is obligated to develop such instrumentation as part of its collaboration with the Company. Affymetrix is also seeking to partner with, or license technology to, other established diagnostic companies to develop, seek regulatory approval, and commercialize probe arrays and instrumentation for broader clinical use.

TECHNOLOGY

    Affymetrix' GeneChip probe array technology and systems integrate semiconductor fabrication techniques, solid phase chemistry, molecular biology, software and robotics. The Company's GeneChip system consists of several integrated components: disposable DNA probe arrays containing genetic information on a chip housed in a cartridge, reagents for extracting and labeling target nucleic acid, a fluidics station for introducing the test sample to the probe arrays, a scanner to read the data from the probe arrays, and software to control the instruments and to analyze and manage the genetic information. The GeneChip system is designed to be used by pharmaceutical and biotechnology companies, academic research centers and clinical reference laboratories.

    DNA PROBE ARRAYS

    The Company produces its DNA probe arrays using a process based on semiconductor photolithographic fabrication techniques, which enables it to assemble vast amounts of genetic information on a small glass chip called a probe array. The genetic information is contained in sequences of DNA probes that are built on the glass chip. The Company believes that this technology enables the efficient use of a large number of DNA probes to analyze DNA or RNA sequences in a test sample.

    The Company uses photolithography to synthesize a large variety of predetermined DNA sequences simultaneously in specific locations on a glass chip. Photolithography is a technique which uses light to create exposure patterns on the glass chip and induce chemical reactions. The process begins by coating the chip with light-sensitive chemical compounds that prevent chemical coupling. The light sensitive compounds are called protecting groups. Lithographic masks, which consist of predetermined patterns that either block or transmit light, are used to selectively illuminate the glass surface of the chip. Only those areas exposed to light are deprotected and thus activated for chemical coupling through removal of the light-sensitive protecting groups. The entire surface is then flooded with a solution containing the first in a series of DNA building blocks (A, C, G or T). Coupling only occurs in those regions which have been deprotected through illumination. The new DNA building block also bears a light-sensitive protecting group so that the cycle can be repeated. This process of exposure to light and subsequent chemical coupling can be repeated on the same chip in order to generate an array of DNA sequences. The intricate illumination patterns allow the Company to build high density arrays of many diverse DNA sequences in a small area. The Company can manufacture a large number of identical DNA probe arrays on a glass wafer, which is then diced into individual probe arrays.

    Currently, each probe array can be manufactured with hundreds of thousands of "features." Each feature can contain millions of copies of the same single-stranded DNA sequence, or probe. The patterns of photolithographic masks and the order of DNA building blocks used in the synthesis process dictate the sequence of the probes in each feature on the chip surface. The number of synthesis cycles determines the length of the DNA probes in each feature.

    The Company's GeneChip technology enables it to synthesize with high density a large number of chemically diverse DNA sequences. Unlike conventional synthesis techniques, which generally use a linear process to create compounds, the Company's synthesis technology is combinatorial, in that the number of different compounds synthesized grows exponentially with the number of cycles in the synthesis. For example, in a 40 cycle process, Affymetrix has produced a prototype probe array with over one million features, each containing multiple copies of a unique DNA sequence. This process would take over ten million cycles using conventional DNA synthesis techniques.

    The function of each single-stranded probe on the GeneChip probe array is to bind to its complementary single strand of DNA or RNA from a biological sample. Each feature on the GeneChip probe array contains identical copies of a single strand of DNA. The nucleic acid to be tested is isolated from a sample, such as blood or biopsy tissue, and fluorescently labeled by one of several standard biochemical methods. The labeled test sample is then washed over the probe array surface to bind or hybridize to the complementary probes if they are present in the probe array. When scanned by the laser in the GeneChip scanner, the hybridized test sample generates a fluorescent signal. Sequence variation or the concentration of the nucleic acid sample can be determined by detecting the relative strength of these signals since the sequence and position of each complementary DNA probe on the probe array are known.

    INSTRUMENTATION

    The fluidics station controls the hybridization of the test sample to the probe array and, in certain applications, the introduction of sample on to the probe array. A technician uses the fluidics station to control the delivery of reagents and the timing and temperature required for hybridization of the test sample to the probe array. The process concludes with a reagent wash that leaves only the hybridized test sample bound to the probe array. The fluidics station can process four probe arrays simultaneously.

    After completion of hybridization on the fluidics station, the technician places the cartridge in the scanner which reads the probe array. The GeneChip scanner consists of a laser, high resolution optics, robotics to position and scan the cartridge, a fluorescence detector and an interface to a personal computer. The label on the test sample emits fluorescent signals when exposed to the light from the laser. The intensity of the fluorescent signal is recorded by the scanner and stored in the computer. The current scanner, which was developed in collaboration with Hewlett Packard Company ("HP") and introduced in April 1997, can read 1.28 cm by 1.28 cm probe arrays with up to 400,000 features.

    SOFTWARE

    The GeneChip operating system software is supplied as part of the integrated system and runs on an IBM compatible platform. The fluorescence intensity data captured from the scanner are used in conjunction with computer files containing the sequence and location of all the probes on the probe array to determine the nucleotide sequence of the test sample. For the GeneChip HIV product, the analysis takes less than 90 seconds for one probe array and the results are displayed on the computer. Customized software enables the technician to rapidly identify polymorphisms in the test sample and to compare genetic sequences across test samples. Other GeneChip software applications enable custom probe array users to simultaneously evaluate the relative expression levels of thousands of genes.

CUSTOMERS, COLLABORATIVE PARTNERS AND GRANTS

    The Company's strategy is to establish the GeneChip system as the platform of choice for analyzing complex genetic information, expand the applications of the Company's technology and acquire access to complementary technologies and resources, such as manufacturing, distribution and marketing, from its collaborative partners. Accordingly, the Company's agreements emphasize selling probe arrays, preserving the Company's rights to technological improvements and obtaining support for the development of applications of GeneChip technology. The Company's research and development efforts have been supported in part by government grants, including grants from the U.S. Department of Commerce Advanced Technology Program ("ATP") and the National Institutes of Health ("NIH"). The following table sets forth a selected list of customers and collaborators with whom the Company has existing agreements, the related products and programs and the commencement dates of the most recent agreement with each customer or collaborator.

               SUMMARY OF AFFYMETRIX CUSTOMERS AND COLLABORATORS

CUSTOMER/COLLABORATOR                PRODUCT/PROGRAM               DATE
------------------------------------------------------------  --------------
Amersham Pharmacia Biotech.... Sales agency agreement         November 1997

bioMerieux.................... Bacteriology and virology
                              diagnostics                     January 1998

Bristol-Myers, Millennium,
  Whitehead Institute......... Functional genomics and
                              polymorphism discovery          April 1997

DNAX (Schering-Plough)........ GeneChip expression technology July 1997

Genetics Institute............ GeneChip expression
                              technology-- EasyAccess
                                Program                       January 1998

Glaxo......................... HIV disease management         January 1997

Hewlett-Packard............... Scanner supply                 February 1997

Hoechst....................... GeneChip expression technology April 1997

Merck......................... GeneChip expression technology September 1997

Millennium.................... GeneChip expression technology November 1997

OncorMed...................... Oncology testing services and
                              GeneChip databases and
                                services                      March 1998

Parke-Davis
  (Warner-Lambert)............ GeneChip expression technology October 1996

Pfizer........................ GeneChip expression technology July 1997

Pioneer Hi-Bred............... GeneChip expression technology April 1997

Rhone Poulenc Rorer........... GeneChip expression technology March 1998

Roche......................... GeneChip expression
                              technology-- EasyAccess
                                Program                       August 1997

Sanofi........................ GeneChip expression technology March 1998

Tularik....................... GeneChip expression technology September 1997

    F. HOFFMANN-LA ROCHE LTD.

    In August 1997, the Company entered into a three-year agreement with Roche and its affiliates for supply of standard and custom expression arrays for use in Roche's worldwide pharmaceutical research and development activities. Pursuant to the agreement, Roche became the Company's first EasyAccess customer, which will allow Roche access to up to tens of thousands of probe arrays and the opportunity to create up to 100 million or more expression datapoints. Under the terms of the agreement, Roche will pay the Company annual subscription fees for such access to the GeneChip expression technology, per-probe-array fees and fees for any custom designs ordered by Roche.

    Prior to the 1997 agreement, the Company had entered into two gene expression-related agreements with Roche. In October 1996, the Company signed a demonstration agreement with Roche for the development and supply of a single custom probe array containing bacterial genes. In December 1996, the Company signed a pilot agreement with Roche Bioscience, a division of Syntex (U.S.A.) Inc., for the development and supply of a single custom probe array containing human, rat and mouse genes. The milestones of these agreements were met and the agreements have been concluded.

    GENETICS INSTITUTE INC.

    In January 1998, the Company entered into a three-year agreement with Genetics Institute for the supply of standard and custom expression arrays for use in Genetic Institute's research and development activities. Pursuant to the agreement, Genetics Institute became the Company's second EasyAccess customer. Under the terms of the agreement, Genetics Institute will pay the Company annual subscription fees for such access to the GeneChip expression technology, per-probe-array fees and any custom design fees.

    Prior to the 1998 agreement, the Company had entered into two agreements with Genetics Institute. In December 1995, the Company entered into a supply agreement under which Affymetrix agreed to manufacture and supply custom probe arrays based on specific genes identified and selected by Genetics Institute. Many of the terms and conditions of this agreement were superceded by the January 1998 agreement. In November 1994 the Company and Genetics Institute entered into a collaboration agreement that provided for research funding to the Company for the development of DNA probe arrays to enable Genetics Institute to discover new genes and uses for genes. The Company has completed performance of the 1994 agreement and, accordingly, development funding under the collaboration agreement has been discontinued. Affymetrix has agreed to supply custom probe arrays developed under the collaboration agreement to Genetics Institute in accordance with the EasyAccess agreement.

    OTHER SUPPLY AGREEMENTS

    The Company has supply agreements in genomics with several other pharmaceutical and biotechnology companies that cover either standard or custom probe arrays for gene expression or both. Under the terms of these agreements, the Company will receive fees for each probe array, as well as, in some cases, revenue from probe array design fees, instrument and software sales and other fees. Current customers include DNAX Research Institute of Molecular & Cellular Biology, Inc. (a subsidiary of Schering-Plough Corporation) ("DNAX"), Glaxo, Hoechst, Merck, Metabolex, Inc. ("Metabolex"), Millennium, Novartis, OncorMed, Parke-Davis, Pfizer, Pioneer Hi-Bred, Rhone Poulenc Rorer, Sanofi and Tularik, Inc.

    AMERSHAM PHARMACIA BIOTECH

    In December 1997, the Company entered into a worldwide, non-exclusive sales representation agreement with Amersham Pharmacia Biotech Ltd ("Amersham Pharmacia Biotech"). Under the agreement, Amersham Pharmacia Biotech's sales representatives will solicit orders for Affymetrix' products from prospective customers in the pharmaceutical and biotechnology industries and the academic research community worldwide. The Company will pay Amersham Pharmacia Biotech transaction processing fees as well as a percentage of product sales up to a maximum annual amount as a sales agency fee.

    MOLECULAR DYNAMICS

    In December 1997, the Company entered into a non-exclusive, worldwide, royalty bearing license agreement with Molecular Dynamics, Inc. ("Molecular Dynamics"). Under the license agreement, Molecular Dynamics was granted rights to certain Affymetrix technology for commercializing low and medium density mechanically spotted DNA arrays. Affymetrix also obtained rights to certain Molecular Dynamics patents. Molecular Dynamics is obligated to pay Affymetrix royalties on sales of its products covered by the licenses.

    GENETIC ANALYSIS TECHNOLOGY CONSORTIUM ("GATC")

    In December 1997, the Company and Molecular Dynamics formed the Genetic Analysis Technology Consortium, a standards setting body charted to define a uniform set of specifications to allow for the interoperability of chips, readers, reagents, software and data generated using GATC compliant products. The GATC has been formed to allow for additional members to join the GATC and participate in setting interoperability standards, as well as to certify non-members' products as GATC compliant. In January 1998, Pangea Corp., a privately held bioinformatics company, announced its intention to produce software products that are GATC compliant.

    WHITEHEAD INSTITUTE CONSORTIUM

    In April 1997, the Company, Bristol-Myers and Millennium entered into a corporate consortium to fund a five-year research program in functional genomics at the Whitehead Institute. The program, under the direction of Dr. Eric S. Lander, Director of the Whitehead Institute of the Massachusetts Institute of Technology, seeks to advance the development of gene-based technologies for research and health care.

    Under the terms of the consortium agreement, Affymetrix, Bristol-Myers and Millennium will support a program of research initiated by scientists at the Whitehead Institute to develop the next generation of genomics technologies for the scientific community. The three companies will provide funds and technology totaling approximately $8.0 million per year for five years to the Whitehead Institute. Scientists at the companies will also collaborate with scientists at the Whitehead Institute to identify novel genetic markers and develop new genomics tools. In return, Affymetrix, Bristol-Myers and Millennium will receive certain licensing rights to inventions funded by the consortium or emerging from the use of contributed technology, subject to the payment of cross royalties. Affymetrix has exclusive rights to commercialize consortium inventions related to nucleic acid probe arrays and joint rights with Millennium to commercialize diagnostic products and services and certain other products that may arise from the consortium.

    BIOMERIEUX VITEK, INC.

    In September 1996, the Company and bioMerieux entered into a five-year collaborative development agreement and associated supply agreement for probe arrays to identify the species and drug resistance profiles of bacteria causing human infection. As part of the collaboration, bioMerieux is developing instrumentation for the use of these probe arrays in a clinical diagnostic setting. The agreement provides that the Company will not market or provide probe arrays for such tests to others that are in a format that would reasonably be considered approvable by the FDA for clinical diagnostic use. Under the terms of the agreements, bioMerieux provides research and development support and will make payments to Affymetrix upon achievement of certain milestones. Three such milestones have been met to date. In addition, bioMerieux will pay specified prices for the supply of probe arrays and royalties on any resulting products. In December 1997 and January 1998, bioMerieux and the Company expanded their collaboration to include the non-exclusive development of DNA probe arrays for clinical diagnostics tests in the fields of HIV and food and industrial testing, respectively. As a result of this expansion of the collaboration, bioMerieux has and will make certain option exercise payments to the Company.

    HEWLETT-PACKARD COMPANY

    The Company entered into a collaborative agreement with HP in November 1994, which was amended in February 1997. Under the terms of the agreement, HP manufactures scanners for Affymetrix. Affymetrix retains all marketing rights for its GeneChip products, including the scanners. The agreement provides for cooperation between Affymetrix and HP for worldwide distribution and instrument services. Pursuant to the agreement, HP is required to supply all the Company's forecasted requirements for scanners until February 2000 and Affymetrix is required to purchase a minimum number of scanners from HP during the same three-year period.

    ADVANCED TECHNOLOGY PROGRAM (UNITED STATES DEPARTMENT OF COMMERCE)

    In October 1994, the Company and Molecular Dynamics were awarded a $31.5 million five-year grant to develop novel point-of-care diagnostic systems under the ATP. Pursuant to the grant, $20.8 million is designated for the Company and its subcontractors and $10.7 million for Molecular Dynamics and its subcontractors subject to the requirement of each company to match such funding. The grant specifies the development of an advanced miniaturized nucleic acid diagnostic device intended to reduce the costs and increase the speed and reliability of DNA analysis. The device would be intended for use in point-of-care settings, such as hospitals, clinics and doctors' offices and would require FDA approval. The Company has developed a prototype of the device and is pursuing further development. There can be no assurance that the device will be successfully developed or, if developed, that it will receive regulatory approval or be successfully marketed.

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

    The ATP grant is administered by the United States Department of Commerce. As of December 31, 1997, the Company had recognized $7.8 million in revenue under the ATP grant. The grant is subject to yearly appropriations by the United States Congress for the ATP program. There can be no assurance that funding for the ATP program will not be reduced or eliminated at any time. The reduction or elimination of the ATP grant could have a material adverse effect on the Company's business, financial condition and results of operations.

    NATIONAL INSTITUTES OF HEALTH

    In August 1995, the Company was awarded a $5.5 million, three-year grant from the NIH National Center for Human Genome Research. As of December 31, 1997, the Company had recognized revenue of $3.6 million related to the grant. Under the project, the Company is developing applications of DNA probe arrays for larger scale genetic analysis and creating a laboratory at the Company for use by outside researchers. The grant also includes a subcontract with Stanford University to continue research and development of the DNA probe array technology. There can be no assurance that the NIH will obtain the necessary funding from the United States Congress to continue to fund this grant.

MANUFACTURING

    The Company's current strategy is to manufacture its disposable DNA probe arrays, fluidics stations and software in-house and contract with third-party suppliers to manufacture scanners for its GeneChip system.

    The Company is currently manufacturing limited quantities of probe arrays for internal and collaborative purposes and for initial research use only product sales. Currently, the Company has the capacity to produce at a rate of up to 200,000 probe arrays annually at its existing manufacturing facility located in Sunnyvale, California. Expansion is underway to increase this facility's capacity to a rate of up to 400,000 probe arrays annually by late 1998. The Company has also purchased land and is currently planning to build a second manufacturing site near Sacramento, California, which will further increase its manufacturing capacity and reduce operating risks. The Company expects this facility to be operative in late 1999.

    The Company's probe array manufacturing process involves wafer preparation, probe synthesis, dicing of synthesized wafers into chips, assembly of chips into cartridges, and quality control. Affymetrix has developed software programs that partially automate the design of photolithographic masks used in probe array manufacturing and that control the probe array manufacturing lines. Glass wafers are prepared for synthesis through the application of chemical coatings. DNA probes are synthesized on the wafers using the Company's proprietary photolithographic process. The completed wafers are then diced to yield individual probe arrays, which are assembled into disposable cartridges and packaged for shipment.

    The Company relies on outside vendors to manufacture and service its scanners. The Company's first generation scanner, which can read up to 64,000 features per 1.28 cm by 1.28 cm probe array was manufactured for the Company by Molecular Dynamics. The Company's second generation scanner, developed in collaboration with HP and introduced in April 1997, can read probe arrays with up to 400,000 features per 1.28 cm by 1.28 cm probe array. Certain key parts of the GeneChip system, such as the scanner and certain reagents, are currently available only from a single source or a few sources. The Company currently obtains the scanners for its GeneChip probe arrays from HP. The Company is dependent on HP for quality testing and service of this instrument. No assurance can be given that scanners, reagents or other components of the GeneChip system will be available in commercial quantities at acceptable costs. If the Company is required to seek alternative sources of supply, it could be time consuming and expensive. In addition, the Company is dependent on its vendors to provide components of appropriate quality and reliability and to meet applicable regulatory requirements. Consequently, in the event that supplies from these vendors were delayed or interrupted for any reason, the Company's ability to develop and supply its products could be impaired, which could have a material adverse effect on the Company's business, financial condition and results of operations.

    The GeneChip system is a complex set of products and includes DNA probe arrays, which are produced in an innovative and complicated manufacturing process. Due to the complexity and limited operating history of these products, the Company has experienced technical problems and anticipates that additional technical problems will occur and be discovered as more systems are placed into operation. The Company has experienced and continues to experience variability in the manufacturing yield of its GeneChip products which has, and may continue to, adversely impact the Company's gross margins. While the Company plans for excess manufacturing capability to mitigate the effects of this variability, there can be no assurance that such variability will not impact the Company's ability to meet its commitment to deliver product in a timely manner. The inability of the Company to timely deliver products would likely adversely affect the Company's relationship with its customers, its business, its financial condition and results of operations.

    The Company tests only selected probe arrays from each wafer and only selected probes on such probe arrays. It is therefore possible that defective probe arrays might not be identified before they are shipped. After the probe arrays are shipped, only selected probes may be tested by the customer. The Company therefore relies on quality control procedures, including controls on the manufacturing process and sample testing, to verify the correct completion of the manufacturing process. In addition, there are certain aspects of the Company's manufacturing processes that are not fully understood and that may not be readily scalable to allow for production of probe arrays in commercial quantities. There can be no assurance that manufacturing and quality control problems will not arise as the Company attempts to scale-up its manufacturing facilities or that such scale-up can be achieved in a timely manner or at commercially reasonable cost. If the Company is unable to consistently manufacture probe arrays on a timely basis because of these or other factors, its business, financial condition and results of operations would likely be adversely affected.

    The Company will also need to comply with the FDA's Good Manufacturing Practices ("GMP") regulations for sale of products in the United States, ISO standards for sale of products in Europe, as well as other standards prescribed by various federal, state and local regulatory agencies in the United States and other countries. Although the Company does not currently need to comply with GMP to manufacture probe arrays and related instrumentation for sale for research purposes only, it will need to be GMP compliant to sell these products to clinical reference laboratories and for clinical use. There can be no assurance that such GMP compliance will be obtained or that such compliance can be obtained at reasonable prices.

    As the Company's technologies evolve, new manufacturing techniques and systems will be required. For example, it is anticipated that automated processing systems will be needed to meet the Company's future probe array manufacturing needs. Further, as products requiring increased density are developed, miniaturization of the features on the arrays will be necessary, requiring new or modified manufacturing equipment and processes. Further, the Company's manufacturing equipment requires significant capital investment. Although the Company is planning to build a second manufacturing facility, the Company presently relies on a single manufacturing facility for its probe arrays, fluidics stations and software. This manufacturing facility is subject to natural disasters such as earthquakes and floods. The former are of particular significance since the manufacturing facility is located in an earthquake prone area. In the event that its manufacturing facility were to be affected by accidental or natural disasters, the Company would be unable to manufacture products for sale until the facility was replaced or restored to operation which would likely adversely affect the Company's business, its financial condition and results of operations.

    There can be no assurance that any of the foregoing problems with the Company's GeneChip products will be solvable or that any solutions can be achieved in a timely manner or at commercially reasonable costs.

SALES AND MARKETING

    The base price of the Company's GeneChip system (scanner, software, workstation and fluidics station) starts at approximately $160,000. The Company's HIV probe arrays, currently being sold commercially for research use, are priced at $45 per array, with two arrays (one for each strand of DNA) presently used per test. The Company's p53 GeneChip assay is being sold for research use at $100 per array. The Company's p450 GeneChip assay is being sold for research use at $145 per array. The Company is offering different access plans for its expression and polymorphism technology centered upon a pricing model that is based on the number of data points and value of the collection of genetic information being analyzed on a particular GeneChip probe array. Actual pricing depends on several factors, including: the magnitude of the research effort, whether the genes being analyzed are human or those of other organisms, whether intellectual property is to be retained, shared or disclosed, whether the Company provides custom probe array design or screening services to a customer and the amount of any up-front fees, volume commitments, milestones or other payments to be received by the Company.

    The Company is currently directly marketing the GeneChip system and probe arrays for genomics and disease management applications to its customers and collaborators. To augment these efforts the Company entered into a non-exclusive sales representation agreement with Amersham Pharmacia Biotech in December 1997. Under this agreement, Amersham Pharmacia Biotech's sales representatives will solicit orders for Affymetrix' products from prospective customers in the pharmaceutical and biotechnology industries and the academic research community worldwide. The Company will pay Amersham Pharmacia Biotech transaction processing fees as well as a percentage of product sales up to a maximum annual amount as a sales agency fee.

    The Company's near term strategy is to commercialize the GeneChip system for research use only and to seek regulatory approval for and to commercialize GeneChip probe arrays for clinical use through partnerships with established firms in the health care industry. The Company believes that the primary near-term market for genomics and disease management GeneChip applications will be pharmaceutical and biotechnology companies, academic research centers and clinical reference laboratories. Longer term, the Company believes that the primary market for its disease management GeneChip applications will be clinical reference laboratories.

    Affymetrix has marketing and technical support groups to promote and service its GeneChip products, which the Company intends to expand as necessary. In addition, the Company has retained a marketing communications firm with expertise in biotechnology to assist it in its promotional activities.

    The Company anticipates a long sales cycle to market the GeneChip system to its potential customers. There can be no assurance that the Company will be able to establish agency or distribution arrangements to market its products or that any such agreement will be successful. See "Risk Factors--Limited Sales and Marketing Experience."

RESEARCH AND DEVELOPMENT

    The Company believes that substantial investment in research and development is essential to obtaining a long-term competitive position in the expression monitoring, polymorphism discovery and disease management fields. Affymetrix focuses on four types of research and development: applied research, primarily aimed at generating polymorphism databases; core technology development, such as the design of fully integrated systems for complex genetic information management; novel manufacturing methods to improve the efficiency of the Company's probe array production processes; and basic research to explore and expand the potential uses of DNA probe arrays and to discover new technologies.

    CORE TECHNOLOGY DEVELOPMENT

    The Company conducts research in several core areas, including the development of miniaturized immobilized nucleic acid detection devices. The intent of these development programs is to create advanced systems for complex genetic information and products that can eventually be developed by diagnostic partners for use in hospitals, clinical reference laboratories and point-of-care testing.

    BASIC RESEARCH

    Affymetrix' basic research efforts are focused on expanding the applications of the GeneChip technology and developing related new technologies. These efforts include improving the sensitivity of the GeneChip assays, increasing information capacity per probe array and simplifying the process for conducting highly complex assays.

    APPLIED RESEARCH

    Affymetrix is focusing its applied research efforts on the development of assays and databases to link genetic polymorphisms to human disease. The Company believes that such databases will ultimately lead to the discovery of novel therapeutics and the identification of diagnostic markers useful in cost-effective disease management. The Company has established a relationship with the Whitehead Institute to identify genetic markers that can be used to rapidly obtain high-resolution maps of individual human genomes and thereby identify differences among those genomes that are characteristic of particular diseases. The Company has also entered into several commercial and academic collaborations to accelerate the pace of polymorphism discovery.

    NOVEL MANUFACTURING METHODS

    The Company conducts research aimed at improving the photolithographic manufacturing process currently employed in the production of the Company's GeneChip probe arrays. The Company is also pursuing research aimed at further improving its manufacturing technology. In the Company's photoresist manufacturing research program, the Company has demonstrated an ability to manufacture probe arrays with 5 micron feature sizes, as compared to the 50 micron feature sizes used on most of the Company's current probe arrays.

    The Company's research and development expenses for the years ended December 31, 1997, 1996, and 1995 were $28.2 million, $18.8 million, and $12.4 million, respectively.

INTELLECTUAL PROPERTY

    Affymetrix has been issued 28 patents in the United States and holds several pending United States patent applications. Many of these patents and applications have been filed and/or issued in one or more foreign countries. Affymetrix also relies upon copyright protection, trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain its competitive position. The Company's success will depend in part on its ability to obtain patent protection for its products and processes, to preserve its copyrights and trade secrets, to operate without infringing the proprietary rights of third parties and to acquire licenses related to enabling technology or products.

    The Company is party to various option and license agreements with third parties (including Glaxo, Molecular Dynamics, Stanford University, Scientific Generics, Ltd., Concordia University, New York Public Health Research Institute, OncorMed, and the University of California) which give it rights to use certain technologies. Failure of the Company to maintain rights to such technology could have a material adverse effect on the Company's business, financial condition and results of operations. For example, inability of the Company to exercise the option for the University of California technology relating to miniaturized PCR devices under reasonable terms could have an adverse effect on the ability of the Company to sell integrated device products.

    The patent positions of pharmaceutical and biotechnology companies, including the Company, are generally uncertain and involve complex legal and factual questions. There can be no assurance that any of the Company's pending patent applications will result in issued patents, that the Company will develop additional proprietary technologies that are patentable, that any patents issued to the Company or its strategic partners will provide a basis for commercially viable products or will provide the Company with any competitive advantages or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the ability of the Company to do business. In addition, patent law relating to the scope of claims in the technology fields in which the Company operates is still evolving. The degree of future protection for the Company's proprietary rights, therefore, is uncertain. Furthermore, there can be no assurance that others will not independently develop similar or alternative technologies, duplicate any of the Company's technologies, or, if patents are issued to the Company, design around the patented technologies developed by the Company. In addition, the Company expects to incur substantial costs in litigation to defend itself in patent suits brought by third parties and when it initiates such suits.

    The commercial success of the Company also depends in part on the Company neither infringing patents or proprietary rights of third parties nor breaching any licenses that may relate to the Company's technologies and products. For example, the Company, its collaborators and customers may need to acquire a license for an amplification technology to use the GeneChip system in certain applications, and there is no assurance such a license will be available on commercially reasonable terms. Furthermore, the Company is aware of third-party patents that may relate to the Company's technology, including reagents used in probe array synthesis and in probe array assays, probe array scanners, synthesis techniques, oligonucleotide amplification techniques, assays, and probe arrays. In addition, the Company has received and may in the future receive notices claiming infringement from third parties as well as invitations to take licenses under third party patents. There can be no assurance that the Company will not infringe on these patents or other patents or proprietary rights of third parties or that the Company would be able to obtain a license to such patents or proprietary rights on commercially acceptable terms, if at all.

    The Company is aware of patents and patent applications owned by Oxford Gene Technology, Ltd that may relate to the Company's technology. The Company has opposed two such allowed European patents and such patents have also been issued in the United States. The Company is aware that other patents are pending and may issue. Certain of the applications have broad claims to certain array related technology. The Company could be subject to infringement claims from this and other patents that could delay or preclude sales of some or all of its products, which would have a material adverse effect on the Company's business, financial condition and results of operations. If the Company were required to obtain a license to any such patents, there can be no assurance that such license could be acquired on commercially acceptable terms, if at all.

    On March 3, 1997, Hyseq, Inc. ("Hyseq") filed a lawsuit in United States District Court for the Northern District of California (San Jose Division) alleging that certain Affymetrix products infringe United States patents 5,202,231 and 5,525,464. In addition, in December 1997, Hyseq filed a second action claiming that certain Affymetrix products infringe a related patent, United States patent 5,695,940. The Hyseq actions and any other legal action against the Company or its collaborative partners claiming damages and seeking to enjoin commercial activities relating to the affected products and processes could, in addition to subjecting the Company to potential liability for damages, require the Company or its collaborative partners to obtain a license in order to continue to manufacture or market the affected products and processes. While the Company believes that the Hyseq complaints are without merit, there can be no assurance that the Company will prevail in the Hyseq actions or that the Company or its collaborative partners will prevail in any other action, nor can there be any assurance that any license (including licenses proposed by third parties) required would be made available on commercially acceptable terms, if at all.

    On January 6, 1998, the Company filed a patent infringement action in the United States District Court for the District of Delaware (No. 98-6) alleging that certain of Incyte, Inc.'s ("Incyte") and Synteni, Inc.'s ("Synteni") products infringe Affymetrix' United States patent 5,445,934. The action seeks to enjoin commercial activities of Incyte and Synteni relating to the Affymetrix patent. There can be no assurance that Affymetrix will prevail in such litigation or be successful in asserting its patent rights. The Company will incur substantial costs and expend substantial personnel time in asserting the Company's patent rights against Incyte and Synteni. Failure to successfully enforce its patent rights or the loss of these patent rights or others would remove a legal obstacle to competitors in designing systems with similar competitive advantages, which could have a material adverse effect on the Company's business, financial condition and operating results.

    There are a significant number of United States and foreign patents and patent applications in the Company's areas of interest, and the Company believes that there will be significant litigation in the industry regarding patent and other intellectual property rights. The Hyseq and Incyte and Synteni actions and any other such litigation will consume substantial managerial and financial resources, which could have a material adverse effect on the Company's business, financial condition and results of operations. Further, because of the substantial amount of discovery required in connection with any such litigation, there is a risk that confidential information could be compromised by disclosure.

    Others have filed and in the future are likely to file patent applications that are similar or identical to those of the Company or those of its licensors. To determine the priority of inventions, the Company will have to participate in interference proceedings declared by the United States Patent and Trademark Office that could result in substantial cost to the Company. No assurance can be given that any such patent application will not have priority over patent applications filed by the Company.

    The enactment of legislation implementing the General Agreement on Trade and Tariffs has resulted in certain changes in United States patent laws that became effective on June 8, 1995. Most notably, the term of patent protection for patent applications filed on or after June 8, 1995 is no longer a period of seventeen years from the date of grant. The new term of United States patents will commence on the date of issuance and terminate twenty years after the earliest effective filing date of the application. Because the time from filing to issuance of biotechnology patent applications in the Company's area of interest is often more than three years, a twenty-year term after the effective date of filing is expected to result in a substantially shortened term of the Company's patent protection, which may adversely affect the Company's patent position.

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

    The Company's academic collaborators have certain rights to publish data and information in which the Company has rights. There is considerable pressure on academic institutions to publish discoveries in the genetics and genomics fields. There can be no assurance that such publication would not adversely affect the Company's ability to obtain patent protection for information in which it may have a commercial interest.

GOVERNMENT REGULATION

    The manufacturing, labeling, distribution and marketing of some or all of the Company's disease management products are subject to government regulation in the United States and in certain other countries.

    In the United States, the Food and Drug Administration ("FDA") regulates, as medical devices, most diagnostic tests, including in vitro reagents and other components of the tests, including those sold to laboratories certified under the Clinical Laboratory Improvement Amendments of 1988 ("CLIA"). The Company intends to market some diagnostic products as finished test kits or equipment and others as individual components; consequently, these products will be regulated as medical devices.

    The Food, Drug, and Cosmetic Act requires that medical devices introduced to the United States market, unless exempted by regulation, be the subject of either a premarket notification clearance (known as a "510(k)") or an approved premarket approval (known as a "PMA"). Some of the Company's products and those of its collaborators may require a PMA and others may require a 510(k). With respect to devices reviewed through the 510(k) process, a company may not market a device until an order is issued by the FDA finding the product to be substantially equivalent to a legally marketed device known as a "predicate device." A 510(k) submission may involve the presentation of a substantial volume of data, including clinical data, and may require a substantial review. The FDA may agree that the product is substantially equivalent to a predicate device and allow the product to be marketed in the United States. The FDA, however, may (i) determine that the device is not substantially equivalent and require a PMA, or (ii) require further information, such as additional test data, including data from clinical studies, before it is able to make a determination regarding substantial equivalence. By requesting additional information, the FDA can further delay market introduction of a company's products. If the FDA indicates that a PMA is required for any of the Company's products, the application will require extensive clinical studies, manufacturing information (including demonstration of compliance with quality systems requirements) and likely review by a panel of experts outside the FDA. Clinical studies to support either a 510(k) submission or a PMA application would need to be conducted in accordance with FDA requirements. Failure to comply with FDA requirements could result in the FDA's refusal to accept the data or the imposition of regulatory sanctions. FDA review of a PMA application could take significantly longer than that for a 510(k).

    Even where a device is exempted from 510(k) clearance or PMA approval, FDA may impose restrictions on its marketing. For example, FDA has exempted many in vitro reagents not sold as finished test kits from obtaining 510(k) clearance or PMA approval. These reagents, however, may be marketed by the Company only to clinical reference laboratories certified under CLIA as high complexity laboratories and are subject to a number of requirements, including labeling and the FDA's GMP regulations.

    There can be no assurance that the Company or its collaborators will be able to meet the FDA's requirements or that any necessary approval will be received. Once granted, a 510(k) clearance or PMA approval may place substantial restrictions on how the device is marketed or to whom it may be sold. Even where a device is exempted from 510(k) clearance or PMA approval, the FDA may impose restrictions on its marketing. In addition to requiring clearance or approval for new products, the FDA may require clearance or approval prior to marketing products that are modifications of existing products. There can be no assurance that any necessary GMP clearance, 510(k) clearance or PMA approval will be granted on a timely basis or at all. FDA imposed restrictions could limit the number of customers to whom particular products could be marketed or what may be communicated about particular products. Delays in receipt of or failure to receive any necessary GMP clearance, 510(k) clearance or PMA approval, or the imposition of stringent restrictions on the Company's labeling and sales of its products could have a material adverse effect on the Company.

    As a medical device manufacturer, the Company would also be required to register and list its products with the FDA. In addition, the Company will be required to comply with the FDA's GMP regulations, which require that medical devices be manufactured and records be maintained in a prescribed manner with respect to manufacturing, testing and control activities. Further, the Company would be required to comply with FDA requirements for labeling and promotion of its medical devices. For example, the FDA prohibits cleared or approved devices from being marketed for uncleared or unapproved uses. In addition, the medical device reporting regulation would require that the Company provide information to the FDA whenever there is evidence to reasonably suggest that one of its devices may have caused or contributed to a death or serious injury, or that there has occurred a malfunction that would be likely to cause or contribute to a death or serious injury if the malfunction were to recur.

    Medical device manufacturers are subject to periodic inspections by the FDA and state agencies. Additionally, the FDA will conduct a preapproval inspection for all PMA devices and in some cases for 510(k) devices as well. If the FDA believes that a company is not in compliance with applicable laws or regulations, it can institute proceedings to issue a warning or other letter apprising of violative conduct, impose civil penalties, detain or seize products, issue a recall, ask a court to seize products, enjoin future violations or assess civil and criminal penalties against the company, its officers or its employees. In addition, clearances or approvals could be suspended or withdrawn in appropriate circumstances. Failure to comply with regulatory requirements or any adverse regulatory action could have a material adverse effect on the Company.

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

    Any of the Company's customers using its diagnostic devices for clinical use in the United States may be regulated under CLIA. CLIA is intended to ensure the quality and reliability of clinical laboratories in the United States by mandating specific standards in the areas of personnel qualifications, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The regulations promulgated under CLIA establish three levels of diagnostic tests ("waived," "moderately complex" and "highly complex") and the standards applicable to a clinical laboratory depend on the level of the tests it performs. CLIA requirements may prevent some clinical laboratories from using certain of the Company's diagnostic products. In addition, the FDA has promulgated regulation of certain "analyte specific reagents" used in clinical reference laboratories. There can be no assurance that the CLIA regulations and future administrative interpretations of CLIA or future regulatory requirements of the FDA will not have a material adverse impact on the Company by imposing new regulatory requirements or by limiting the potential market for the Company's products.

    The Company is also subject to numerous environmental and safety laws and regulations, including those governing the use, storage and disposal of hazardous and biological materials, and construction of new facilities. There can be no assurance that the Company will be able to obtain the necessary permits to construct new facilities, including the planned facility near Sacramento, California. Any violation of, and the cost of compliance with, these regulations or permit requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

REIMBURSEMENT

    The ability of the Company, its collaborators and other pharmaceutical and biotechnology companies to successfully commercialize their products may depend on their ability to obtain adequate levels of reimbursement for certain health care products and services in the United States, Europe and other countries. The availability of third-party reimbursement for such products and services may be limited or uncertain, particularly with respect to genetic tests and other disease management products.

    In the United States, the cost of medical care is funded, in substantial part, by government insurance programs, such as Medicare and Medicaid, and private and corporate health insurance plans. Third-party payors may deny reimbursement if they determine that a prescribed health care product or service has not received appropriate FDA or other governmental regulatory clearances, is not used in accordance with cost-effective treatment methods as determined by the payor, or is experimental, unnecessary or inappropriate. The ability of the Company, its collaborators and other pharmaceutical and biotechnology companies to commercialize certain of their products and services successfully may depend on the extent to which appropriate reimbursement levels for the costs of such products and services are obtained from government authorities, private health insurers and other organizations, such as health maintenance organizations ("HMOs"). Third-party payors are increasingly challenging the prices charged for health care products and services. The trend towards managed health care in the United States and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of health care products and services, as well as legislative proposals to reform health care or reduce government insurance programs, may all result in lower prices for health care products and services commercialized by customers and collaborative partners of the Company. This could reduce the amount of future royalty payments that may be due to the Company on such product sales or services. The cost containment measures that health care providers are instituting and the impact of any health care reform may also adversely affect the profits of the Company's customers and collaborative partners. As a result, pharmaceutical and biotechnology companies may choose to reduce or eliminate certain research and development programs that utilize the Company's products. A reduction of royalty payments to the Company or the reduction or cancellation of research programs that utilize the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

    Competition in expression monitoring, polymorphism discovery and disease management is intense and expected to increase. Further, the technologies for monitoring gene expression and discovering polymorphisms associated with significant diseases and approaches for commercializing those discoveries are new and rapidly evolving.

    Currently, the Company's principal competition comes from existing technologies that are used to perform many of the same functions for which the Company plans to market its GeneChip systems. In the diagnostic field, these technologies are provided by established diagnostic companies such as Abbott Laboratories, Roche Boehringer Mannheim, Johnson & Johnson and SmithKline Beecham plc. These technologies include a variety of established assays, such as immunoassays, histochemistry, flow cytometry and culture, and newer DNA probe diagnostics to analyze certain limited amounts of genetic information.

    In the genomics and polymorphism discovery fields, existing competitive technologies include gel-based sequencing using instruments provided by companies such as the Applied Biosystems division of The Perkin-Elmer Corporation and Amersham Pharmacia Biotech. The Company's sales representative, Amersham Pharmacia Biotech, is a competitor and a supplier of reagents to the Company. There can be no assurance that Amersham Pharmacia Biotech's commercial activities will not adversely impact the

Company's sales and supply agreements. In order to compete against existing technologies, the Company will need to demonstrate to potential customers that the GeneChip system provides improved performance and capabilities. Future competition in these fields will likely come from existing competitors as well as other companies seeking to develop new technologies for sequencing and analyzing genetic information. In addition, pharmaceutical and biotechnology companies, such as Axys Pharmaceuticals, Inc., Clonetech, Inc., Genome Therapeutics Corporation, Genset S.A., Genome Systems, Inc., Human Genome Sciences, Inc., Millennium, and Myriad Genetics, Inc. have significant needs for genomic information and may choose to develop or acquire competing technologies to meet these needs. Other companies including CuraGen, Inc., Digital Gene Technologies, Inc., Gene Logic, Inc., Hyseq, Lynx, Molecular Dynamics, Nanogen, Inc., Protogene, Inc., Synteni (Incyte), and Visible Genetics, Inc. also are developing or have developed DNA probe based assays or other products and services, some of which may be competitive with those of the Company.

    The market for disease management products derived from gene discovery is currently limited and will be highly competitive. Many companies are developing and marketing DNA probe tests for genetic and other diseases. Other companies are conducting research on new technologies for diagnostic tests based on advances in genetic information. Established diagnostic companies could provide competition to Affymetrix through the development of new products. These companies have the strategic commitment to diagnostics, the financial and other resources to invest in new technologies, substantial intellectual property portfolios, substantial experience in new product development, regulatory expertise, manufacturing capabilities and the distribution channels to deliver products to customers. These companies also have an installed base of instruments in several markets, including clinical and reference laboratories, which are not compatible with the GeneChip system. In addition, these companies have formed alliances with genomics companies which provide them access to genetic information that may be incorporated into their diagnostic tests.

EMPLOYEES

    As of December 31, 1997, Affymetrix had 242 full-time employees, 48 of whom hold Ph.D. or M.D. degrees. The employee group includes chemists, engineers, computer scientists, mathematicians and molecular biologists with experience in the diagnostic products, medical products, semiconductor, computer software and electronics industries. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company experienced work stoppages. The Company believes that it maintains good relationships with its employees. Affymetrix' success will depend in large part on its ability to attract and retain skilled and experienced employees. There can be no assurance that the Company will be successful in hiring or retaining qualified personnel, and its failure to do so could have a material adverse impact on the Company's business, financial condition and results of operations.

ADDITIONAL RISK FACTORS

    All statements in this Annual Report on Form 10-K that are not historical are forward-looking statements that are subject to certain risks and uncertainties. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following risk factors and factors discussed elsewhere in this Annual Report on Form 10-K. Affymetrix expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in Affymetrix' expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

    EARLY STAGE OF DEVELOPMENT

    The Company has not commercialized significant quantities of products based on its technologies. As of December 31, 1997, the Company had placed 55 GeneChip systems, all of which have been solely for research use. The Company's GeneChip system and other potential products will require significant additional development and investment, including testing to further validate performance and demonstrate cost-effectiveness. While the Company's initial product sales for research use have not required regulatory approval, the Company expects that such approval will be required for some applications in the future. The Company or its partners may need to undertake costly and time-consuming efforts to obtain this approval. There can be no assurance that any future products will be successfully developed, be proven to be accurate and efficacious in any markets, meet applicable regulatory standards in a timely manner or at all, be protected from competition by others, avoid infringing the proprietary rights of others, be manufactured in sufficient quantities or at reasonable costs, or be marketed successfully.

    The Company has experienced significant operating losses since inception and expects these losses to continue for at least the next several years. Whether the Company can successfully manage the transition to a commercial-scale enterprise will depend upon a number of factors including establishing its commercial manufacturing capability, developing its marketing capabilities, establishing sales and distribution capabilities, as well as entering into supply agreements with customers desiring to use the Company's products. Failure to make such a transition successfully would have a material adverse effect on the Company's business, financial condition and results of operations.

    TECHNOLOGICAL UNCERTAINTY; RAPID TECHNOLOGICAL CHANGE

    The Company is developing its GeneChip system for expression monitoring, polymorphism discovery and disease management applications. The GeneChip system involves several new technologies, including a complex chemical synthesis process necessary to create DNA probe arrays. Technicians using the GeneChip system require new technical skills and training. There can be no assurance that technicians will not experience difficulties with the system that would prevent or limit its use. Further, in order for the Company to address new applications for the GeneChip system, the Company may be required to increase the number of features on these arrays and design software capable of managing the information generated from such probe arrays. There can be no assurance that the Company will be capable of validating or achieving the improvements in the components of the GeneChip system necessary for its continued successful commercialization.

    The development of research and disease management products based on the Company's technologies will be subject to the risks of failure inherent in the development of products based on new technologies. These risks include possibilities that any products based on these technologies will be found to be ineffective, unreliable or unsafe, or otherwise fail to receive necessary regulatory clearances; that products will be difficult to manufacture on a large scale or will be uneconomical to manufacture and market; that proprietary rights of third parties will preclude the Company or its collaborative partners from marketing products; or that third parties will market superior or equivalent products. Furthermore, there can be no assurance that the Company's research and development activities will continue to result in any commercially viable products.

    Expression monitoring, polymorphism discovery and disease management technologies have undergone and are expected to continue to undergo rapid and significant change. The Company's future success will depend in large part on its ability to maintain a competitive position with respect to these technologies. Rapid technological development by the Company or others may result in products or technologies becoming obsolete. In addition, products offered by the Company would be made obsolete by less expensive or more effective tests based on other technologies or by new therapeutic or prophylactic agents that obviate the need for diagnostic and monitoring information. There can be no assurance that the

Company will be able to make the enhancements to its technology necessary to compete successfully with newly emerging technologies.

    INTENSE COMPETITION

    See the discussion under the heading "COMPETITION" elsewhere in this Annual Report on Form 10-K.

    UNCERTAINTY OF MARKET ACCEPTANCE; DEPENDENCE ON SIGNIFICANT CUSTOMERS

    The commercial success of the Company's GeneChip system will depend upon market acceptance by pharmaceutical and biotechnology companies, academic research centers and clinical reference laboratories. Market acceptance will depend on many factors, including convincing researchers that the GeneChip system is an attractive alternative to current technologies for the acquisition, analysis and management of genetic information; the receipt of regulatory clearances in the United States, Europe, Japan and elsewhere; the need for laboratories to license other technologies, such as amplification technologies that may be required to use the GeneChip system for certain applications; and the availability of new proprietary markers that may be important to the diagnosis, monitoring and treatment of disease for incorporation into the Company's probe arrays. Further, ethical concerns may limit the use of the GeneChip system for certain disease management applications or the analysis of genetic information. In addition, potential customers will need skilled laboratory technicians to operate the GeneChip system. Market acceptance of the GeneChip system could also be adversely affected by limited funding available for academic research centers and other research organizations that are the potential customers for the GeneChip system.

    The cost of the GeneChip system and access to probe arrays may deter certain potential customers of the Company's products. The Company may be required to reduce or discount the price of its GeneChip system or probe arrays. Furthermore, the failure of the Company to place sufficient quantities of the instruments for the GeneChip system would have a material adverse effect on its ability to sell the disposable probe arrays. There can be no assurance that pharmaceutical or biotechnology companies, academic research centers or clinical reference laboratories will replace existing instrumentation and techniques with the GeneChip system. Because of these and other factors, there can be no assurance that the Company's products will gain market acceptance.

    The Company's customers are concentrated in a small number of pharmaceutical and biotechnology companies, academic research centers and clinical reference laboratories. As a result, the Company's financial performance may depend on large orders from a limited number of customers. There are only three major reference laboratories in the United States, two of which are associated with large pharmaceutical companies. There can be no assurance that the Company will be able to market successfully the GeneChip system to reference laboratories or that the affiliation of these laboratories with pharmaceutical companies will not adversely affect their decision to purchase GeneChip systems. The Company's dependence on sales to a few customers may also strengthen the purchasing leverage of these potential customers, which could reduce the sales price of the GeneChip system. Also, the Company believes that the sales cycle for the GeneChip system will be lengthy due to the need to educate potential customers about its characteristics. The failure of the Company to gain additional customers, the loss of any customer or a significant reduction in the level of sales to any customer would have a material adverse effect on the Company's business, financial condition and results of operations.

    UNCERTAINTIES RELATED TO COMMERCIAL VIABILITY OF EXISTING PRODUCTS

    The first commercial application of the Company's GeneChip system is an HIV probe assay designed to detect mutations in HIV, the virus that causes AIDS. The HIV probe array provides sequence information from the reverse transcriptase and protease genes of HIV, and the system includes a fluidics station, a scanner and related software. In April 1996, the Company introduced the HIV probe array for research purposes only. In July 1997, the Company introduced its second commercially available product, the p53 tumor suppressor gene assay for research use, which was developed in collaboration with OncorMed. In November 1997, the Company introduced its third commercially available product, the p450 assay for research use only. The Company has also entered into several supply and collaborative agreements pursuant to which it is supplying GeneChip systems and expression probe arrays for research purposes. As of December 31, 1997 the Company had placed 55 GeneChip systems at customer sites. These systems have been in operation for a limited period of time, and their accuracy and efficacy have not been fully demonstrated. There can be no assurance that the accuracy of the probe arrays in providing sequence information will be equal to or better than current technologies, such as gel-based sequencing techniques.

    There can be no assurance that the probe arrays will provide commercially useful information, that the arrays or the GeneChip system will operate without difficulties, that technicians will have adequate training to use the GeneChip system, or that the Company will not experience manufacturing problems or marketing difficulties selling the probe arrays to pharmaceutical and biotechnology companies, academic research centers and clinical reference laboratories. Furthermore, there can be no assurance that the HIV, p53 or p450 assays will gain regulatory approval for clinical use. As new therapies and combinations of therapies for treating HIV are employed, new mutations in the HIV genome may be discovered that would require the Company to redesign its current HIV probe array or develop new probe arrays. Advanced therapies could be discovered that target other components of the virus or which do not generate drug resistance. Similarly, new mutations identified in the p53 and p450 genes may require the Company to redesign its current p53 and p450 probe assays or develop new probe assays. Cost containment pressures for treating diseases, including HIV and cancer, may limit the price the Company may be able to charge potential customers for these assays. Failure of the Company to successfully commercialize its HIV, p53, p450 and gene expression assays could have a material adverse effect on the Company's business, financial condition and results of operations and may adversely affect the Company's ability to commercialize future products.

    DEPENDENCE UPON COLLABORATIVE PARTNERS

    An important element of the Company's business strategy involves collaborations with pharmaceutical, diagnostic and biotechnology companies that have discovered genes and may seek to use the Company's technologies to discover genetic mutations or develop diagnostic and therapeutic products. The Company has significant collaborations with Amersham Pharmacia Biotech, HP, bioMerieux, and OncorMed, and has entered into a consortium with the Whitehead Institute, Millennium and Bristol-Myers.

    The Company has received a material portion of its revenue since inception from its collaborative partners and intends to enter into collaborative arrangements with other companies to apply its technology, fund development, commercialize potential future products, and assist in obtaining regulatory approval. There can be no assurance that any of the Company's present or future collaborative partners will perform their obligations as expected or will devote sufficient resources to the development, clinical testing or marketing of the Company's potential products developed under the collaborations. Any parallel development by a partner of technologies or components competitive with the GeneChip system, preclusion of the Company from entering into competitive arrangements, failure to obtain timely regulatory approvals, premature termination of an agreement, or failure by a partner to devote sufficient resources to the development and commercialization of the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company's agreements with its collaborators may have provisions that give rise to disputes regarding the rights and obligations of the parties. These and other possible disagreements could lead to delays in collaborative research, development or commercialization of certain products, or could require or result in litigation or arbitration, which would be time-consuming and expensive, and could have a material adverse effect on the Company's business, financial condition and results of operations.

    There can be no assurance that the Company will be able to negotiate future collaborative arrangements on acceptable terms, if at all, or that such collaborations will be successful.

    HISTORY OF LOSSES AND EXPECTATION OF FUTURE LOSSES

    The Company has incurred operating losses in each year since its inception, including net losses of approximately $22.5 million, $12.2 million and $10.7 million during the years ended December 31, 1997, 1996 and 1995, respectively. At December 31, 1997, the Company had an accumulated deficit of approximately $67.3 million. The Company's losses have resulted principally from costs incurred in research and development and from general and administrative costs associated with the Company's operations. These costs have exceeded the Company's interest income and revenues, which, to date, have been generated principally from cash and investment balances, collaborative research and development agreements, supply agreements and government research grants. The Company expects to incur substantial additional operating losses over the next several years as a result of increases in its expenses for research and product development, manufacturing scale-up, expanding sales and marketing and capital expenditures.

    The Company may have to reduce or discount the price of the GeneChip system to gain market acceptance, which could adversely affect gross margins. The Company's future gross margins, if any, will be dependent on, among other factors, the Company's ability to cost-effectively manufacture the GeneChip system, its product mix and the degree of price discounts or reductions required to market its products to pharmaceutical and biotechnology companies, academic research centers and clinical reference laboratories.

    The amount of future operating losses and time required by the Company to reach profitability, if ever, are highly uncertain. The Company's ability to generate significant revenues and become profitable is dependent in large part on the ability of the Company to enter into additional customer supply agreements and collaborative arrangements and on the ability of the Company and its collaborative partners to successfully commercialize products developed under the collaborations. In addition, delays in receipt of any necessary regulatory approvals by the Company or its collaborators, or receipt of approvals by competitors, could adversely affect the successful commercialization of the Company's technologies. There can be no assurance that the Company will ever achieve profitability.

    FLUCTUATIONS IN OPERATING RESULTS

    The Company's quarterly operating results depend upon the volume and timing of orders for GeneChip systems and probe arrays received and delivered during the quarter, variations in revenue recognized under supply and collaborative agreements, including license fees, product sales, milestones, royalties and other contract revenues, as well as the timing of new product introductions by the Company. The Company's quarterly operating results may also fluctuate significantly depending on other factors, including the introduction of new products by the Company's competitors; regulatory actions; market acceptance of the GeneChip system and other potential products; adoption of new technologies; manufacturing capabilities; variations in gross margins of the Company's products; competition; the cost, quality and availability of reagents and components; the mix of products sold; changes in government funding; and third-party reimbursement policies.

    DEPENDENCE ON PROPRIETARY TECHNOLOGY AND UNPREDICTABILITY OF PATENT
     PROTECTION

    See the discussion under the heading "INTELLECTUAL PROPERTY" elsewhere in this Annual Report on Form 10-K.

    NEED FOR ADDITIONAL FUNDING; UNCERTAINTY OF ACCESS TO CAPITAL

    The Company anticipates that its existing capital resources, together with the expected proceeds of approximately $50 million from the pending sale of Series AA Preferred Stock to Glaxo, will enable it to maintain currently planned operations. However, this expectation is based on the Company's current operating plan, which is expected to change as a result of many factors, and the Company could require additional funding sooner than anticipated. In addition, the Company may choose to raise additional capital due to market conditions or strategic considerations even if it has sufficient funds for its operating plan. The Company's requirements for capital will be substantial and will depend on many factors, including payments received under existing and possible future supply and collaborative agreements; the availability of government research grant payments; the progress of the Company's collaborative and independent research and development projects; the cost of preclinical and clinical trials for the Company's products; the prosecution, defense and enforcement of patent claims and other intellectual property rights; and development of manufacturing, marketing and sales capabilities. The Company has no credit facility or other committed sources of capital. To the extent capital resources are insufficient to meet future capital requirements, the Company will have to raise additional funds to continue the development of its technologies. There can be no assurance that such funds will be available on favorable terms, or at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to the Company's shareholders. If adequate funds are not available, the Company may be required to curtail operations significantly or to obtain funds by entering into collaboration agreements on unattractive terms. The Company's inability to raise capital would have a material effect on the Company's business, financial condition and results of operations.

    LIMITED MANUFACTURING CAPABILITY; SOLE SOURCE SUPPLIERS

    See the discussion under the heading "MANUFACTURING" elsewhere in this Annual Report on Form 10-K.

    LIMITED SALES AND MARKETING EXPERIENCE

    The Company does not have a direct sales force and has only limited experience in sales and marketing. The Company intends to market its products to pharmaceutical and biotechnology companies, academic research centers and clinical reference laboratories. The Company has entered into a non-exclusive sales agency agreement with Amersham Pharmacia Biotech and may be required to enter into additional collaboration or distribution arrangements to commercialize its products both inside and outside the United States. There can be no assurance that the Company will be able to establish a direct sales force, that Amersham Pharmacia Biotech will be successful in distributing the Company's products or that the Company will be able to establish additional collaborative or distribution arrangements to market its products. Failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations.

    UNCERTAINTIES RELATED TO CONTINUED GOVERNMENT FUNDING

    A significant portion of the Company's products for research use are likely to be sold to universities, government research laboratories, private foundations and other institutions where funding is dependent upon grants from government agencies such as the NIH. Research funding by the government, however, may be significantly reduced in the future. Any such reduction may materially affect the ability of the Company's existing and prospective research customers to purchase the Company's products for research use. The Company has received and expects to continue to receive significant funds under various United States government research and technology programs. While the programs are generally multi-year awards, they are subject to a yearly appropriations process in the United States Congress. There can be no assurance that the Company will receive the $15.5 million remaining funding designated for it under the ATP grant, and termination of the ATP grant could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's ATP and NIH grants give the government certain rights to license for its own use inventions resulting from funded work. There can be no assurance that the Company's proprietary position will not be adversely affected should the government exercise these rights.

    UNCERTAINTIES RELATED TO THIRD-PARTY REIMBURSEMENT

    See the discussion under the heading "REIMBURSEMENT" elsewhere in this Annual Report on Form 10-K.

    GOVERNMENT REGULATION; NO ASSURANCE OF REGULATORY APPROVAL

    See the discussion under the heading "GOVERNMENT REGULATION" elsewhere in this Annual Report on Form 10-K.

    ETHICAL, LEGAL AND SOCIAL IMPLICATIONS OF GENETIC PREDISPOSITION TESTING

    The Company's success will depend in part upon the Company's ability to develop genetic tests for genes discovered by the Company and others. Genetic tests, such as certain of the Company's GeneChip assays, may be difficult to perform and interpret and may lead to misinformation or misdiagnosis. Further, even when a genetic test identifies the existence of a mutation in an individual, the interpretation of the result is often limited to the identification of a statistical probability that the tested individual will develop the disease or condition for which the test is performed. In addition, once available, such tests may be subject to ethical concerns or reluctance to administer or pay for tests for conditions that are not treatable. Further, it is possible that specific gene-based diagnostic tests marketed by other companies could encounter public resistance, resulting in societal and governmental concerns regarding genetic testing in general.

    The prospect of broadly available genetic predisposition testing has raised issues regarding the appropriate utilization and the confidentiality of information provided by such testing. It is possible that discrimination by insurance companies could occur through the raising of premiums by insurers to prohibitive levels, outright cancellation of insurance or unwillingness to provide coverage to patients shown to have a genetic predisposition to a particular disease. In addition, employers could discriminate against employees with a genetic predisposition to develop a particular disease. Finally, governmental authorities could, for social or other purposes, limit the use of genetic testing or prohibit testing for genetic predisposition to certain conditions which could adversely affect the use of the Company's products. There can be no assurance that ethical concerns about genetic testing will not adversely affect market acceptance of the Company's GeneChip system.

    ATTRACTION AND RETENTION OF KEY EMPLOYEES AND SCIENTIFIC ADVISORS

    The Company is highly dependent on the principal members of its management and scientific staff. The loss of services of any of these persons could have a material adverse effect on the Company's product development and commercialization efforts. In addition, recruiting and retaining qualified scientific personnel to perform future research and development work will be critical to the Company's success. There can be no assurance that the Company will be able to attract and retain such personnel.

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

    CONTROL BY GLAXO, MANAGEMENT AND RELATED PERSONS

    Glaxo currently beneficially owns approximately 33% of the Company's outstanding Common Stock and executive officers, directors and principal shareholders (other than Glaxo) beneficially own approximately 2% of the Company's outstanding Common Stock. In March 1998, the Company agreed to sell and Glaxo agreed to purchase $50 million of Series AA Preferred Stock, subject to certain conditions. If such sale is completed, Glaxo will own approximately 37% of the then outstanding Common Stock and Common Stock equivalents of the Company. Accordingly, Glaxo and these shareholders may be able to influence the outcome of shareholder votes, including votes concerning the election of directors, adoption of amendments to the Company's Articles of Incorporation and Bylaws and approval of mergers and other significant corporate transactions. Glaxo and the Company have executed a governance agreement that confers rights on Glaxo in certain circumstances.

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

    VOLATILITY OF STOCK PRICE

    The market price of the Company's Common Stock since the Company's initial public offering in June 1996 has increased dramatically and has been highly volatile. In addition to overall stock market fluctuations, factors such as announcements of results of research activities, collaborative agreements, technological innovations, or new commercial products by the Company, collaborative partners or competitors, changes in government regulation, regulatory actions, changes in patent laws, developments concerning proprietary rights, quarterly variations in operating results, litigation and other events may have a significant impact on the market price of the Company's Common Stock. The stock market has from time to time experienced significant price and volume fluctuations which have particularly affected the market prices of the stocks of technology companies, and which may be unrelated to the operating performance of particular companies. Further, there has been particular volatility in the market prices of securities of biotechnology and other life sciences companies.

ITEM 2.  PROPERTIES

    Affymetrix leases two facilities in Santa Clara, California, totaling 101,000 square feet for research laboratories and administrative offices under a lease expiring in 2003. The Company has an option to renew the leases on these facilities for an additional three years. The Company leases 20,000 square feet of space for manufacturing operations in Sunnyvale, California, under a lease that expires in 2000. The Company has options to renew this lease for two successive three-year terms. The Company also leases 31,000 square feet of research and development space in Sunnyvale, California under a lease that expires in 1999. In February 1998, the Company purchased approximately ten acres of land near Sacramento, California, upon which the Company plans to build additional manufacturing facilities. The Company expects to continue to expand its manufacturing facilities as well as its research and development facilities over the next few years.

ITEM 3.  LEGAL PROCEEDINGS

    On March 3, 1997, Hyseq filed a lawsuit in United States District Court for the Northern District of California (San Jose Division) alleging that certain Affymetrix products infringe United States patents 5,202,231 and 5,525,464. In addition, in December 1997, Hyseq filed a second action claiming that certain Affymetrix products infringe a related patent, United States patent 5,695,940. The Hyseq actions and any other legal action against the Company or its collaborative partners claiming damages and seeking to enjoin commercial activities relating to the affected products and processes could, in addition to subjecting the Company to potential liability for damages, require the Company or its collaborative partners to obtain a license in order to continue to manufacture or market the affected products and processes. While the Company believes that the Hyseq complaints are without merit, there can be no assurance that the Company will prevail in the Hyseq actions or that the Company or its collaborative partners will prevail in any other action, nor can there be any assurance that any license (including licenses proposed by third parties) required would be made available on commercially acceptable terms, if at all.

    On January 6, 1998, the Company filed a patent infringement action in the United States District Court for the District of Delaware (No. 98-6) alleging that certain of Incyte, Inc.'s ("Incyte") and Synteni, Inc.'s ("Synteni") products infringe United States Patent 5,445,934. The action seeks to enjoin commercial activities of Incyte and Synteni relating to the Affymetrix patent. There can be no assurance that Affymetrix will prevail in such litigation or be successful in asserting its patent rights. The Company is likely to incur substantial costs and expend substantial personnel time in asserting the Company's patent rights against Incyte and Synteni. Failure to successfully enforce its patent rights or the loss of these patent rights or others would remove a legal obstacle to competitors in designing systems with similar competitive advantages, which could have a material adverse effect on the Company's business, financial condition and operating results.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted during the fourth quarter of the year ended December 31, 1997.

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

                                                     LOW     HIGH
                                                    ------  ------
1996
--------------------------------------------------
Second Quarter
  (BEGINNING JUNE 6, 1996)........................  $14.50  $17.88
Third Quarter.....................................  $ 9.00  $19.00
Fourth Quarter....................................  $15.88  $23.50

1997
--------------------------------------------------
First Quarter.....................................  $19.75  $36.38
Second Quarter....................................  $20.38  $35.25
Third Quarter.....................................  $29.13  $49.88
Fourth Quarter....................................  $29.75  $47.63

    As of December 31, 1997, there were approximately 372 holders of record of the Company's Common Stock.

    No dividends have been paid on the Common Stock. The Company currently intends to retain all future earnings, if any, for use in its business and does not anticipate paying any cash dividends on its common stock in the foreseeable future. If the sale of the Series AA Preferred Stock to Glaxo is completed, the Company will pay a semi-annual, cumulative dividend of 6.5% per year on the Series AA Preferred Stock.

USE OF PROCEEDS

    On June 6, 1996, a Registration Statement on Form S-1 (No. 333-3648) was declared effective by the Securities and Exchange Commission, pursuant to which 6,153,000 shares of the Company's Common Stock, no par value, were offered and sold for the account of the Company at a price of $15.00 per share, generating gross offering proceeds of $92.3 million for the account of the Company. The managing underwriters for the offering were Robertson Stephens, CS First Boston and Montgomery Securities.

    From the effective date of the Registration Statement to December 31, 1997, the Company incurred $6.2 million in underwriting discounts and commissions and $1.0 million in other related expenses. Total expenses incurred in connection with the offering were $7.2 million. The net proceeds of the offering, after deducting the foregoing expenses, were $85.1 million. No direct or indirect payments were made to directors, officers, or general partners of the Company or their associates, or to persons owning 10% or more of any class of equity securities of the Company and its affiliates.

    From the effective date of the Registration Statement to December 31, 1997, the Company estimates that it has used a portion of the net proceeds of the offering as follows: (i) temporary investment in marketable debt securities, $71.6 million; and (ii) working capital, $13.5 million.

ITEM 6.  SELECTED FINANCIAL DATA

    The following selected historical information has been derived from the audited financial statements of the Company. The financial statements as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997 are derived from audited financial statements and are included elsewhere in this Form 10-K. The table should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8. "Financial Statements and Supplementary Data."

                                                      YEAR ENDED DECEMBER 31,
                                          ------------------------------------------------
                                            1997      1996      1995      1994      1993
                                          --------  --------  --------  --------  --------
                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenue:
  Product...............................  $  4,789  $  1,389  $  --     $  --     $  --
  Contract and grant....................    14,976    10,583     4,625     1,574     1,413
                                          --------  --------  --------  --------  --------
    Total revenue.......................    19,765    11,972     4,625     1,574     1,413
                                          --------  --------  --------  --------  --------
Cost and expenses:
  Cost of product revenue...............     4,559     2,178     --        --        --
  Research and development..............    28,168    18,762    12,420     9,483     6,566
  Selling, general and administrative...    14,697     7,569     3,833     2,303       577
                                          --------  --------  --------  --------  --------
    Total cost and expenses.............    47,424    28,509    16,253    11,786     7,143
                                          --------  --------  --------  --------  --------
Loss from operations....................   (27,659)  (16,537)  (11,628)  (10,212)   (5,730)
Interest income, net....................     5,133     4,310       881       532       138
                                          --------  --------  --------  --------  --------
Net loss................................  $(22,526) $(12,227) $(10,747) $ (9,680) $ (5,592)
                                          --------  --------  --------  --------  --------
                                          --------  --------  --------  --------  --------
Basic and diluted net loss per share
  (1)...................................  $  (0.99) $  (0.62) $  (0.84) $  (0.94) $  (1.69)
Shares used in computing basic and
  diluted net loss per share (1)........    22,644    19,793    12,722    10,250     3,312
BALANCE SHEET DATA:
Cash, cash equivalents, and short-term
  investments...........................  $ 71,573  $108,982  $ 38,883  $ 17,805  $ 20,392
Working capital.........................    71,553   107,668    36,070    15,677    17,452
Total assets............................   101,170   118,900    44,594    19,945    22,897
Long-term obligations...................       513       741       948     7,135     --
Accumulated deficit.....................   (67,269)  (44,743)  (32,516)  (21,769)  (12,089)
Total shareholders' equity..............    91,036   112,533    38,561     9,254    19,294

------------------------

(1) In 1998, the Company adopted the provisions of Staff Accounting Bulletin No. 98 ("SAB 98") and Statement of Financial Accounting Standards No. 128 "Earnings Per Share" and restated all prior periods. SAB 98 eliminated the impact of certain dilutive securities on the number of shares used to determine basic and diluted net loss per share during the period prior to the Company's initial public offering. See Note 1 to the Financial Statements included in Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information under the caption "Management's Discussion and Analysis of Financial Conditions and Results of Operations" included in Exhibit 13 to this Form 10-K Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Financial Statements and notes thereto included in Exhibit 13 to this Form 10-K Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Incorporated by reference to the sections of the Company's proxy statement for the 1998 Annual Meeting of Shareholders entitled "Election of Directors."

ITEM 11.  EXECUTIVE COMPENSATION

    Incorporated by reference to the sections of the Company's proxy statement for the 1998 Annual Meeting of Shareholders entitled "Executive Compensation," "Compensation Committee Report," "Certain Transactions" and "Compensation of Directors."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated by reference to the section of the Company's proxy statement for the 1998 Annual Meeting of Shareholders entitled "Stock Ownership of Principal Shareholders and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated by reference to the section of the Company's proxy statement for the 1998 Annual Meeting of Shareholders entitled "Certain Transactions."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The Financial Statements and notes thereto included in Exhibit 13 to this Form 10-K Report are incorporated herein by reference.

(a)(2) The schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or notes thereto.

(a)(3) Exhibits:

  EXHIBIT
   NUMBER                         DESCRIPTION OF DOCUMENT
--------------------------------------------------------------------------------
      (1)3.1 Amended and Restated Articles of Incorporation
      (1)3.2 Form of Amended and Restated Articles, to be effective upon closing of the Registrant's initial public Offering
      (1)3.3 Bylaws
      (1)3.4 Form of Certificate of Amendment of Amended and Restated Articles of
              Incorporation
      (5)4.1 Certificate of Determination as filed with the Secretary of State of the State of California on March 11, 1998
    +(1)10.1 1993 Stock Plan, as amended
    +(1)10.2 1996 Nonemployee Directors Stock Option Plan
    *(1)10.3 Collaboration Agreement by and between Hewlett-Packard Company and
              Affymetrix, Inc. dated November 11, 1994
    *(1)10.4 Development and Supply Agreement between Affymetrix, Inc. and
              Genetics Institute, Inc. dated November 15, 1994
    *(1)10.5 Supply Agreement with Genetics Institute, Inc. dated December 8,
              1995
    *(1)10.6 Technology License Agreement among Affymax N.V., Affymax
              Technologies, N.V., the Affymax Research Institute, and
              Affymetrix, Inc. dated January 1, 1993
    +(1)10.7 Severance Agreement and Release between Affymetrix, Inc. and David
              B. Singer dated June 15, 1995
    +(1)10.8 Loan and Pledge Agreement between David B. Singer and Affymetrix,
              Inc. effective December 7, 1993
    *(1)10.9 ATP Participation Agreement between Affymetrix, Inc. and Molecular
              Dynamics, Inc. dated January 12, 1995 pursuant to the National
              Institute of Standards and Technology's Advanced Technology
              Program.
    (1)10.10 Amendment 1 to the ATP Participation Agreement between Affymetrix,
              Inc. and Molecular Dynamics, Inc. effective January 13, 1996
   *(1)10.11 Governance Agreement between Affymetrix, Inc. and Glaxo Wellcome plc dated July 6, 1995
    (1)10.12 Services Agreement between Affymax Research Institute and
              Affymetrix, Inc. effective October 1, 1993
    (1)10.13 Loan Agreement between Affymax Technologies N.V. and Affymetrix,
              Inc. dated December 1, 1994
    (1)10.14 Lease between Solar Oakmead Joint Venture and Affymetrix, Inc. dated
              October 20, 1995
    (1)10.15 Sublease between Salutar, Inc. and Affymetrix, Inc. dated October
              20, 1995
    (1)10.16 Sublease between Affymax Research Institute and Affymetrix, Inc.
              dated February 1, 1994
   *(1)10.17 Manufacturing and Supply Agreement between Affymetrix, Inc. and
              RELA, Inc. dated November 27, 1995

  EXHIBIT
   NUMBER                         DESCRIPTION OF DOCUMENT
--------------------------------------------------------------------------------
   +(1)10.18 Loan and Pledge Agreement between Stephen P.A. Fodor and Affymetrix,
              Inc. effective December 7, 1993
   +(1)10.19 Agreement between Stephen P.A. Fodor and Affymetrix, Inc. dated
              November 1, 1994
   +(1)10.20 Form of Director and Officer Indemnification Agreement
   *(1)10.21 Demonstration Agreement between Affymetrix, Inc. and Glaxo Wellcome,
              Inc. dated May 1, 1996
    (1)10.22 Lease between Harry Locklin and Affymetrix, Inc. dated December 5,
              1994
    (2)10.23 Lease between Sobrato Interest and Affymetrix, Inc. dated May 31,
              1996 (338040 Central Expressway, Santa Clara, CA)
    (2)10.24 Lease between Sobrato Interest and Affymetrix, Inc. dated May 31,
              1996 (34500 Central Expressway, Santa Clara, CA)
   *(3)10.25 Collaboration Agreement between bioMerieux Vitek, Inc. and
              Affymetrix, Inc. effective as of September 1, 1996
   *(3)10.26 Manufacturing Agreement between bioMerieux Vitek, Inc. and
              Affymetrix, Inc. effective as of September 1, 1996
    (3)10.27 Collaboration Agreement between Incyte Pharmaceuticals, Inc. and
              Affymetrix, Inc. made as of November 11, 1996
   *(4)10.28 Supply Agreement among F. Hoffmann--La Roche Ltd., Hoffmann La-Roche
              Inc., Syntex (U.S.A.) Inc. and Affymetrix, Inc. effective as of
              August 15, 1997
     **10.29 Sales Representation Agreement between Affymetrix, Inc. and Amersham
              Pharmacia Biotech, Ltd. dated November 28, 1997
     **10.30 License Agreement between Affymetrix, Inc. and Molecular Dynamics,
              Inc. dated November 28, 1997
    (6)10.31 Series AA Preferred Stock Purchase Agreement dated March 9, 1998 by and between Affymetrix, Inc. and Glaxo Wellcome Americas, Inc.
              with exhibits.
          13 Financial Statements
          23 Consent of Ernst & Young LLP, independent auditors (included on page
              39)
          24 Power of Attorney (included on page 36)
        27.1 Financial Data Schedule
        27.2 Restated Financial Data Schedules

------------------------

(1) Incorporated by reference to the same number exhibit filed with Registrant's Registration Statement on Form S-1 (File No. 333-3648), as amended

(2) Incorporated by reference to the same number exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (File No. 000-28218)

(3) Incorporated by reference to the same number exhibit filed with the Company's Report on Form 10-K for the year ended December 31, 1996 (File No. 000-28218)

(4) Incorporated by reference to the Exhibit 10.1 filed with the Registrant's Registration Statement on Form S-3 (File No. 333-38167)

(5) Incorporated by reference to the Exhibit 4 filed with the Company's Current Report on Form 8-K dated March 9, 1998 (File No. 000-28218)

(6) Incorporated by reference to the Exhibit 10 filed with the Company's Current Report on Form 8-K dated March 9, 1998 (File No. 000-28218).

 *  Confidential treatment granted

**  Confidential treatment requested

 +  Management contract, compensatory plan or arrangement

(b) Reports on Form 8-K.

    The Company filed a Report on Form 8-K dated October 24, 1997 reporting the Company's financial results for the three and nine months ended September 1997.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                AFFYMETRIX, INC.
                                (Registrant)

March 31, 1998                  By         /s/ STEPHEN P.A. FODOR, PH.D.
                                     ------------------------------------------
                                             Stephen P.A. Fodor, Ph.D.
                                       PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                                                      DIRECTOR

March 31, 1998                  By             /s/ EDWARD M. HURWITZ
                                     ------------------------------------------
                                                 Edward M. Hurwitz
                                     VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                        (PRINCIPAL FINANCIAL AND ACCOUNTING
                                                      OFFICER)

                               POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephen P.A. Fodor, Ph.D. and Edward M. Hurwitz, or either of them, each with the power of substitution, his attorney-in-fact, to sign any amendments to this Form 10-K (including post-effective amendments), and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    SIGNATURE                            TITLE                    DATE
     ----------------------------------------  --------------------------  -------------------

                                               President, Chief Executive
By        /s/ STEPHEN P.A. FODOR, PH.D.          Officer and Director
     ----------------------------------------    (Principal Executive        March 31, 1998
            Stephen P.A. Fodor, Ph.D.            Officer)

                                               Vice President and Chief
By            /s/ EDWARD M. HURWITZ              Financial Officer
     ----------------------------------------    (Principal Financial and    March 31, 1998
                Edward M. Hurwitz                Accounting Officer)

By          /s/ JOHN D. DIEKMAN, PH.D.
     ----------------------------------------  Chairman of the Board         March 31, 1998
              John D. Diekman, Ph.D.

                    SIGNATURE                            TITLE                    DATE
     ----------------------------------------  --------------------------  -------------------

By             /s/ PAUL BERG, PH.D.
     ----------------------------------------  Director                      March 31, 1998
                 Paul Berg, Ph.D.

By
     ----------------------------------------  Director                      March   , 1998
                 Douglas M. Hurt

By          /s/ VERNON R. LOUCKS, JR.
     ----------------------------------------  Director                      March 31, 1998
              Vernon R. Loucks, Jr.

By           /s/ BARRY C. ROSS, PH.D.
     ----------------------------------------  Director                      March 31, 1998
               Barry C. Ross, Ph.D.

By             /s/ DAVID B. SINGER
     ----------------------------------------  Director                      March 31, 1998
                 David B. Singer

By           /s/ LUBERT STRYER, M.D.
     ----------------------------------------  Director                      March 31, 1998
               Lubert Stryer, M.D.

By              /s/ JOHN A. YOUNG
     ----------------------------------------  Director                      March 31, 1998
                  John A. Young

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Shareholders
Affymetrix, Inc.

    We have audited the accompanying balance sheets of Affymetrix, Inc. as of December 31, 1997 and 1996, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Affymetrix, Inc. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          Ernst & Young LLP

Palo Alto, California,
January 23, 1998

               CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

    We consent to the incorporation by reference in the Registration Statement of Affymetrix, Inc. (Form S-8 File Numbers 333-11299 and 333-35287) of our report dated January 23, 1998, with respect to the financial statements of Affymetrix, Inc. included in the Annual Report (Form 10-K) for the year ended December 31, 1997.

                                          Ernst & Young LLP

Palo Alto, California
March 27, 1998

                                AFFYMETRIX, INC.
                         INDEX TO FINANCIAL STATEMENTS

Financial Statements and Notes..........  Incorporated by reference from Exhibit 13 pages 5-17.

Report of Ernst & Young LLP, Independent
  Auditors..............................  Page 38 of this Form 10-K Report.

                               INDEX TO EXHIBITS

  EXHIBIT
   NUMBER                         DESCRIPTION OF DOCUMENT
--------------------------------------------------------------------------------
      (1)3.1 Amended and Restated Articles of Incorporation

      (1)3.2 Form of Amended and Restated Articles, to be effective upon closing of the Registrant's initial public Offering

      (1)3.3 Bylaws

      (1)3.4 Form of Certificate of Amendment of Amended and Restated Articles of
              Incorporation

      (5)4.1 Certificate of Determination as filed with the Secretary of State of the State of California on March 11, 1998

    +(1)10.1 1993 Stock Plan, as amended

    +(1)10.2 1996 Nonemployee Directors Stock Option Plan

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

    +(1)10.7 Severance Agreement and Release between Affymetrix, Inc. and David
              B. Singer dated June 15, 1995

    +(1)10.8 Loan and Pledge Agreement between David B. Singer and Affymetrix,
              Inc. effective December 7, 1993

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

    (1)10.14 Lease between Solar Oakmead Joint Venture and Affymetrix, Inc. dated
              October 20, 1995

    (1)10.15 Sublease between Salutar, Inc. and Affymetrix, Inc. dated October
              20, 1995

    (1)10.16 Sublease between Affymax Research Institute and Affymetrix, Inc.
              dated February 1, 1994

   *(1)10.17 Manufacturing and Supply Agreement between Affymetrix, Inc. and
              RELA, Inc. dated November 27, 1995

   +(1)10.18 Loan and Pledge Agreement between Stephen P.A. Fodor and Affymetrix,
              Inc. effective December 7, 1993

   +(1)10.19 Agreement between Stephen P.A. Fodor and Affymetrix, Inc. dated
              November 1, 1994

   +(1)10.20 Form of Director and Officer Indemnification Agreement

   *(1)10.21 Demonstration Agreement between Affymetrix, Inc. and Glaxo Wellcome,
              Inc. dated May 1, 1996

  EXHIBIT
   NUMBER                         DESCRIPTION OF DOCUMENT
--------------------------------------------------------------------------------
    (1)10.22 Lease between Harry Locklin and Affymetrix, Inc. dated December 5,
              1994

    (2)10.23 Lease between Sobrato Interest and Affymetrix, Inc. dated May 31,
              1996 (338040 Central Expressway, Santa Clara, CA)

    (2)10.24 Lease between Sobrato Interest and Affymetrix, Inc. dated May 31,
              1996 (34500 Central Expressway, Santa Clara, CA)

   *(3)10.25 Collaboration Agreement between bioMerieux Vitek, Inc. and
              Affymetrix, Inc. effective as of September 1, 1996

   *(3)10.26 Manufacturing Agreement between bioMerieux Vitek, Inc. and
              Affymetrix, Inc. effective as of September 1, 1996

    (3)10.27 Collaboration Agreement between Incyte Pharmaceuticals, Inc. and
              Affymetrix, Inc. made as of November 11, 1996

   *(4)10.28 Supply Agreement among F. Hoffmann-La Roche Ltd., Hoffmann La-Roche
              Inc., Syntex (U.S.A.) Inc. and Affymetrix, Inc. effective as of
              August 15, 1997

     **10.29 Sales Representation Agreement between Affymetrix, Inc. and Amersham
              Pharmacia Biotech, Ltd. dated November 28, 1997

     **10.30 License Agreement between Affymetrix, Inc. and Molecular Dynamics,
              Inc. dated November 28, 1997.

    (6)10.31 Series AA Preferred Stock Purchase Agreement dated March 9, 1998 by and between Affymetrix, Inc. and Glaxo Wellcome Americas, Inc.
              with exhibits.

          13 Financial Statements

          23 Consent of Ernst & Young LLP, independent auditors (included on page
              39)

          24 Power of Attorney (included on page 36)

        27.1 Financial Data Schedule

        27.2 Restated Financial Data Schedules

------------------------

(1) Incorporated by reference to the same number exhibit filed with Registrant's Registration Statement on Form S-1 (File No. 333-3648), as amended

(2) Incorporated by reference to the same number exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (File No. 000-28218)

(3) Incorporated by reference to the same number exhibit filed with the Company's Report on Form 10-K for the year ended December 31, 1996 (File No. 000-28218)

(4) Incorporated by reference to the Exhibit 10.1 filed with the Registrant's Registration Statement on Form S-3 (File No. 333-38167)

(5) Incorporated by reference to the Exhibit 4 filed with the Company's Current Report on Form 8-K dated March 9, 1998 (File No. 000-28218)

(6) Incorporated by reference to the Exhibit 10 filed with the Company's Current Report on Form 8-K dated March 9, 1998 (File No. 000-28218).

 *  Confidential treatment granted

**  Confidential treatment requested

 +  Management contract, compensatory plan or arrangement