Form 10-Q
period 1998-03-31
AFFYMETRIX INC
filed 1998-05-15
CIK 913077

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

                                ---------------

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                      FOR THE PERIOD ENDED MARCH 31, 1998
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

                          COMMISSION FILE NO. 0-28218

                            ------------------------

                                AFFYMETRIX, INC.

             (Exact name of Registrant as specified in its charter)

                 CALIFORNIA                            77-0319159
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)            Identification Number)

   3380 CENTRAL EXPRESSWAY, SANTA CLARA,                  95051
                 CALIFORNIA                            (Zip Code)
  (Address of principal executive offices)

       Registrant's telephone number, including area code: (408)731-5000

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

              COMMON SHARES OUTSTANDING ON MARCH 31, 1998: 22,861,801

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                AFFYMETRIX, INC.
                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

  Condensed Balance Sheets at March 31, 1998 and December 31, 1997.........................................           3

  Condensed Statements of Operations for the Three Months Ended March 31, 1998 and 1997....................           4

  Condensed Statements of Cash Flows for the Three Months Ended March 31, 1998 and 1997....................           5

  Notes to Condensed Financial Statements..................................................................           6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.............           8

PART II.  OTHER INFORMATION

Item  1. Legal Proceedings.................................................................................          11

Item  2. Use of Proceeds...................................................................................          11

Item  6. Exhibits and Reports on Form 8-K..................................................................          11

SIGNATURES.................................................................................................          12

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                AFFYMETRIX, INC.

                            CONDENSED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                                         MARCH 31,   DECEMBER 31,
                                                                                           1998          1997
                                                                                        -----------  ------------
                                                                                        (UNAUDITED)
                                                     ASSETS
Current assets:
  Cash, cash equivalents and short-term investments...................................   $  62,563    $   71,573
  Accounts receivable.................................................................       5,078         6,216
  Inventories.........................................................................       3,184         2,637
  Other current assets................................................................         853           748
                                                                                        -----------  ------------
    Total current assets..............................................................      71,678        81,174
Net property and equipment............................................................      22,578        19,088
Other assets..........................................................................         904           908
                                                                                        -----------  ------------
                                                                                         $  95,160    $  101,170
                                                                                        -----------  ------------
                                                                                        -----------  ------------
                                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities............................................   $   9,258    $    9,621

Noncurrent portion of capital lease obligation........................................         452           513

Shareholders' equity:
  Common stock........................................................................     159,177       158,924
  Accumulated deficit.................................................................     (73,169)      (67,269)
  Other...............................................................................        (558)         (619)
                                                                                        -----------  ------------
    Total shareholders' equity........................................................      85,450        91,036
                                                                                        -----------  ------------
                                                                                         $  95,160    $  101,170
                                                                                        -----------  ------------
                                                                                        -----------  ------------

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                            See accompanying notes.

                                AFFYMETRIX, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                                                                  THREE MONTHS
                                                                                                ENDED MARCH 31,
                                                                                              --------------------
                                                                                                1998       1997
                                                                                              ---------  ---------
Revenue:
  Product...................................................................................  $   3,697  $     420
  Contract and grant........................................................................      6,056      2,388
                                                                                              ---------  ---------
    Total revenue...........................................................................      9,753      2,808
Costs and expenses:
  Cost of product revenue...................................................................      2,493        865
  Research and development..................................................................      8,511      5,812
  Selling, general and administrative.......................................................      5,741      2,492
                                                                                              ---------  ---------
    Total costs and expenses................................................................     16,745      9,169
                                                                                              ---------  ---------
Loss from operations........................................................................     (6,992)    (6,361)
Interest income, net........................................................................      1,092      1,438
                                                                                              ---------  ---------
Net loss....................................................................................  $  (5,900) $  (4,923)
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Basic and diluted net loss per share........................................................  $   (0.26) $   (0.22)
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Shares used in computing basic and diluted net loss per share...............................     22,831     22,575
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                            See accompanying notes.

                                AFFYMETRIX, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                             ---------------------
                                                                                                1998       1997
                                                                                             ----------  ---------
Cash flows from operating activities:

  Net loss.................................................................................  $   (5,900) $  (4,923)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization..........................................................       1,058        402
    Amortization of investment premiums, net...............................................         (95)      (189)
    Amortization of deferred compensation..................................................         106        190
    Change in operating assets and liabilities:
      Accounts receivable..................................................................       1,138       (575)
      Inventories..........................................................................        (547)       160
      Other assets.........................................................................        (101)       114
      Accounts payable and other accrued liabilities.......................................      (1,347)     1,084
      Deferred revenue.....................................................................         978       (292)
                                                                                             ----------  ---------
        Net cash used in operating activities..............................................      (4,710)    (4,029)

Cash flows from investing activities:
  Capital expenditures.....................................................................      (4,548)    (1,746)
  Proceeds from the sale of short-term investments.........................................      25,309     22,925
  Proceeds from maturities of short-term investments.......................................         (34)         5
  Purchases of available-for-sale securities...............................................     (19,496)    (3,039)
                                                                                             ----------  ---------
        Net cash provided by investing activities..........................................       1,231     18,145

Cash flows from financing activities:
  Issuances of common stock................................................................         253         47
  Principal payments on capital lease obligation...........................................         (55)       (51)
                                                                                             ----------  ---------
        Net cash provided by (used in) financing activities................................         198         (4)

Net (decrease) increase in cash and cash equivalents.......................................      (3,281)    14,112
Cash and cash equivalents at beginning of period...........................................       4,779     14,143
                                                                                             ----------  ---------
Cash and cash equivalents at end of period.................................................  $    1,498  $  28,255
                                                                                             ----------  ---------
                                                                                             ----------  ---------

                            See accompanying notes.

                                AFFYMETRIX, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 MARCH 31, 1998

                                  (UNAUDITED)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

    BASIS OF PRESENTATION

    The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1997 filed by Affymetrix, Inc. ("Affymetrix" or the "Company").

    REVENUE RECOGNITION

    Contract and grant revenue is recorded as earned as defined within the specific agreements. Payments received in advance under these arrangements are recorded as deferred revenue until earned. Direct costs associated with these contracts and grants are reported as "research and development" expense. Revenue from subscription fees earned under EasyAccess supply agreements are recorded ratably over the term of the agreement and are recorded in "contract and grant" revenue. Product revenue is recognized upon shipment. Reserves are provided for performance contingencies, anticipated returns and warranty expenses at the time the associated revenue is recognized.

NOTE 2--CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

    As of March 31, 1998, debt securities held by the Company are comprised of U.S. Government obligations and U.S. Corporate debt securities. They are classified as available-for-sale and are carried at fair value with unrealized gains and losses reported in shareholders' equity.

NOTE 3--INVENTORIES

    Inventories consist of the following (in thousands):

                                                                       MARCH 31,   DECEMBER 31,
                                                                         1998          1997
                                                                      -----------  -------------
Raw material........................................................   $   1,346     $     934
Work in process.....................................................          86           160
Finished goods......................................................       1,752         1,543
                                                                      -----------       ------
    Total...........................................................   $   3,184     $   2,637
                                                                      -----------       ------
                                                                      -----------       ------

                                AFFYMETRIX, INC.

                                 MARCH 31, 1998

                                  (UNAUDITED)

NOTE 4--COMPREHENSIVE LOSS

    As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting comprehensive income and its components. The adoption of SFAS 130 had no impact on the Company's results of operations or financial condition.

    The components of comprehensive loss for the three-month periods ended March 31, 1998 and 1997 are as follows (in thousands):

                                                                             1998       1997
                                                                           ---------  ---------
Net Loss.................................................................  $  (5,900) $  (4,923)
Unrealized gain (loss) on securities.....................................         80       (363)
                                                                           ---------  ---------
Comprehensive Loss.......................................................  $  (5,820) $  (5,286)
                                                                           ---------  ---------
                                                                           ---------  ---------

NOTE 5--SUBSEQUENT EVENTS

    On April 14, 1998 the Company completed the sale of 1,634,522 shares of Series AA Preferred Stock to Glaxo Wellcome Americas, Inc. (a wholly owned subsidiary of Glaxo Wellcome plc) for net proceeds of approximately $50.0 million. The Preferred Stock has a cumulative, annual dividend of 6.5%. The Preferred Stock is convertible into Affymetrix Common Stock at approximately $40 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Management's Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 1998 and for the three month periods ended March 31, 1998 and 1997 should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

    All statements in this discussion that are not historical are forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially for Affymetrix-Registered Trademark- from those projected, including, but not limited to, uncertainties relating to technological approaches, product development, manufacturing and market acceptance, uncertainties related to cost and pricing of Affymetrix products, dependence on collaborative partners, uncertainties relating to sole source suppliers, uncertainties relating to FDA and other regulatory approvals, competition, risks relating to intellectual property of others and the uncertainties of patent protection. These and other risk factors are discussed in Affymetrix' Annual Report on Form 10-K for the year ended December 31, 1997. Affymetrix expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in Affymetrix' expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

OVERVIEW

    Affymetrix, Inc. has developed and intends to establish its GeneChip-Registered Trademark- system as the platform of choice for acquiring, analyzing and managing complex genetic information in order to improve the diagnosis, monitoring and treatment of disease. The Company's GeneChip system consists of disposable DNA probe arrays containing gene sequences on a chip, reagents for use with the probe arrays, a scanner and other instruments to process the probe arrays, and software to analyze and manage genetic information.

    The business and operations of the Company were commenced in 1991 by Affymax N.V. ("Affymax") and were initially conducted within Affymax. In March 1992, the Company was incorporated as a California corporation and wholly owned subsidiary of Affymax. Beginning in September 1993, the Company issued equity securities which diluted Affymax' ownership in Affymetrix. In March 1995, Glaxo plc, now Glaxo Wellcome plc ("Glaxo"), acquired Affymax, including its ownership interest in Affymetrix. As of March 31, 1998 Glaxo owned approximately 33% of Affymetrix. On April 14, 1998 the Company completed the sale of 1,634,522 shares of Series AA Preferred Stock to Glaxo Wellcome Americas, Inc. (a wholly owned subsidiary of Glaxo) for net proceeds of approximately $50.0 million. The Preferred Stock has a cumulative annual dividend of 6.5%. The Preferred Stock is convertible into Affymetrix Common Stock at approximately $40 per share, and gives Glaxo a voting interest of approximately 37%.

RESULTS OF OPERATIONS

    THREE MONTHS ENDED MARCH 31, 1998 AND 1997

    Product revenue increased to $3.7 million for the three months ended March 31, 1998, compared to $0.4 million for the three months ended March 31, 1997. The increase was primarily due to increased placements of GeneChip instrument systems at customer sites and increased sales of probe arrays. Contract and grant revenue increased to $6.1 million for the three months ended March 31, 1998 from $2.4 million for the three months ended March 31, 1997. The increase was primarily due to the commencement of EasyAccess subscription fee revenue from F. Hoffmann-La Roche and Genetics Institute and the recognition of revenue under a collaboration agreement with biomerieux Vitek, Inc. The Company anticipates that revenues earned under collaboration and customer agreements will fluctuate in the future depending upon the achievement of certain milestones in existing contracts and upon the terms of any additional collaboration and customer agreements.

    Cost of product revenue increased to $2.5 million for the three months ended March 31, 1998, compared to $0.9 million for the three months ended March 31, 1997. The Company has experienced, and continues to experience, variation in the manufacturing yield of its GeneChip products which has impacted, and will continue to impact, the Company's ability to meet its commitments to deliver product to its customers in a timely manner. Difficulty in providing timely delivery of products adversely affects the Company's relationships with its customers, its business, its financial condition and results of operations. Margins have fluctuated, and will continue to fluctuate significantly, as a result of variation in manufacturing yields and as the Company continues development of its manufacturing capabilities. In addition, the Company expects to increase shipments to foreign customers in 1998 and margins will be affected by changes in currency exchange rates.

    Research and development expenses increased to $8.5 million for the three months ended March 31, 1998, compared to $5.8 million for the three months ended March 31, 1997. The increase in research and development expenses was attributable primarily to the hiring of additional research and development personnel and the associated cost of research supplies. The Company expects research and development spending to increase over the next several years as product development and research efforts continue to expand.

    Selling, general and administrative expenses increased to $5.7 million for the three months ended March 31, 1998 compared to $2.5 million for the three months ended March 31, 1997. The increase in selling, general and administrative expenses was attributable primarily to the hiring of additional management personnel, increased professional fees (primarily legal fees) and overall scale-up of the Company's operations and marketing and business development efforts. Selling, general and administrative expenses are expected to continue to increase as the Company expands sales and marketing, prosecutes and defends its intellectual property position and defends against claims made by third parties, and adds management and support staff.

    Net interest income decreased to $1.1 million for the three months ended March 31, 1998 from $1.4 million for the three months ended March 31, 1997. The decrease in net interest income for the comparative three months was primarily due to a decrease in cash balances available for investment.

LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 1998, the Company's cash, cash equivalents, and short-term investments were $62.6 million compared to $71.6 million at December 31, 1997. The decrease is primarily attributable to cash used to fund the Company's operating loss and capital expenditures for expansion of manufacturing capacity.

    Net cash used in operating activities was $4.7 million for the three months ended March 31, 1998, as compared to $4.0 million for the three months ended March 31, 1997. The increase in net cash used in operating activities resulted primarily from increases in the Company's net loss and changes in operating assets and liabilities. The Company's investing activities, other than purchases, sales and maturities of available-for-sale securities, consisted of capital expenditures, which totaled $4.5 million for the three months ended March 31, 1998 and $1.7 million for the three months ended March 31, 1997. These capital expenditures included investments in land, facilities and production and laboratory equipment.

    The Company anticipates that its existing capital resources, together with the proceeds from the sale of Series AA Preferred Stock to Glaxo of approximately $50 million, will enable it to maintain currently planned operations through at least 2000. However, this expectation is based on the Company's current operating plan, which could change, and therefore the Company could require additional funding sooner than anticipated. In addition, the Company expects its capital requirements to increase over the next several years as it expands its facilities and acquires scientific equipment to support expanded manufacturing and research and development efforts. The Company's long-term capital expenditure requirements will depend on numerous factors, including: the progress of its research and development programs; initiation or expansion of research programs; the development of commercial scale manufacturing capabilities; its ability to maintain existing collaborative and customer arrangements and establish and maintain new collaborative and customer arrangements; the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; the effectiveness of product commercialization activities and arrangements; and other factors.

                                AFFYMETRIX, INC.
                                 MARCH 31, 1998

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    On January 6, 1998, the Company filed a patent infringement action in the United States District Court for the District of Delaware (No. 98-6) alleging that certain of Incyte, Inc.'s ("Incyte") and Synteni, Inc.'s ("Synteni") products infringe Affymetrix' United States Patent 5,445,934. The action seeks to enjoin commercial activities of Incyte and Synteni relating to the Affymetrix patent as well as obtain damages and attorneys' fees. On April 17, 1998 Incyte filed a response and counterclaim asserting the Affymetrix' patent is invalid and not infringed. There can be no assurance that Affymetrix will prevail in such litigation or be successful in asserting its patent rights. Also, on April 17 1998 Incyte filed a counterclaim alleging that a patent license agreement entered into in December 1997 between Affymetrix and Molecular Dynamics, Inc. ("Molecular Dynamics") interfered with an agreement between Incyte and Molecular Dynamics. In the counterclaim, Incyte alleges that the terms of the patent license to Molecular Dynamics prevented Molecular Dynamics from meeting its obligations to Incyte and is seeking damages from Affymetrix. Affymetrix believes this counterclaim is without merit. The Company is likely to incur substantial costs and expend substantial personnel time in asserting the Company's patent rights against Incyte and Synteni and defending against any counterclaims filed by Incyte and Synteni. Failure to successfully enforce its patent rights or defend against counterclaims or the loss of these patent rights or others would remove a legal obstacle to competitors in designing systems with similar competitive advantages, which could have a material adverse effect on the Company's business, financial condition and operating results.

ITEM 2.  USE OF PROCEEDS

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

    From the effective date of the Registration Statement to March 31, 1998, the Company incurred $6.2 million in underwriting discounts and commissions and $1.0 million in other related expenses. Total expenses incurred in connection with the offering were $7.2 million. The net proceeds of the offering, after deducting the foregoing expenses, were $85.1 million. No direct or indirect payments were made to directors, officers, or general partners of the Company or their associates, or to persons owning 10% or more of any class of equity securities of the Company and its affiliates.

    From the effective date of the Registration Statement to March 31, 1998, the Company estimates that it has used a portion of the net proceeds of the offering as follows: (i) temporary investment in marketable debt securities, $62.6 million; (ii) working capital, $22.5 million.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

EXHIBIT
NUMBER DESCRIPTION OF DOCUMENT
------ --------------------------------------------------------------------------
 27    Financial data schedule

    (b) Reports on Form 8-K.

    On March 24, 1998 the Company filed a Report on Form 8-K reporting the proposed sale of 1,634,522 shares of Series AA Preferred Stock to Glaxo Wellcome plc for anticipated proceeds of $50 million.

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

                                AFFYMETRIX, INC.

                                By:            /s/ EDWARD M. HURWITZ
                                     -----------------------------------------
                                                 Edward M. Hurwitz
                                                 VICE PRESIDENT AND
                                              CHIEF FINANCIAL OFFICER

May 15, 1998

                                AFFYMETRIX, INC.

                                 EXHIBIT INDEX

                                 MARCH 31, 1998

EXHIBIT
NUMBER DESCRIPTION OF DOCUMENT
------ --------------------------------------------------------------------------
 27    Financial data schedule