Form 10-Q
period 1998-06-30
AFFYMETRIX INC
filed 1998-08-14
CIK 913077

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED JUNE 30,
         1998

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

                                Yes /X/  No / /

             COMMON SHARES OUTSTANDING ON JUNE 30, 1998: 22,918,310

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                AFFYMETRIX, INC.
                               TABLE OF CONTENTS

                                                                                                                 PAGE
                                                                                                                 -----
PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Balance Sheets at June 30, 1998 and December 31, 1997..................................           3

           Condensed Statements of Operations for the Three and Six Months Ended
             June 30, 1998 and 1997.........................................................................           4

           Condensed Statements of Cash Flows for the Six Months Ended June 30, 1998
             and 1997.......................................................................................           5

           Notes to Condensed Financial Statements..........................................................           6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations............           8

PART II. OTHER INFORMATION

Item 3.    Use of Proceeds..................................................................................          10

Item 4.    Submission of Matters to a Vote of Security Holders..............................................          10

Item 5.    Other Information................................................................................          11

Item 6.    Exhibits and Reports on Form 8-K.................................................................          11

SIGNATURES..................................................................................................          12

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                AFFYMETRIX, INC.

                            CONDENSED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                                                     DECEMBER 31,
                                                                                                         1997
                                                                                         JUNE 30,    ------------
                                                                                           1998
                                                                                        -----------
                                                                                        (UNAUDITED)

                                                     ASSETS

Current assets:
  Cash, cash equivalents and short-term investments...................................   $ 104,461    $   71,573
  Accounts receivable.................................................................       6,400         6,216
  Inventories.........................................................................       3,959         2,637
  Other current assets................................................................       1,151           748
                                                                                        -----------  ------------
    Total current assets..............................................................     115,971        81,174
Net property and equipment............................................................      23,361        19,088
Other assets..........................................................................         949           908
                                                                                        -----------  ------------
                                                                                         $ 140,281    $  101,170
                                                                                        -----------  ------------
                                                                                        -----------  ------------

                                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities...................................................................   $  10,982    $    9,621
Noncurrent portion of capital lease obligation........................................         389           513
Convertible redeemable preferred stock................................................      49,857        --
Shareholders' equity:
  Common stock........................................................................     159,220       158,924
  Accumulated deficit.................................................................     (79,790)      (67,269)
  Other...............................................................................        (377)         (619)
                                                                                        -----------  ------------
    Total shareholders' equity........................................................      79,053        91,036
                                                                                        -----------  ------------
                                                                                         $ 140,281    $  101,170
                                                                                        -----------  ------------
                                                                                        -----------  ------------

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                            See accompanying notes.

                                AFFYMETRIX, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                       THREE MONTHS ENDED   SIX MONTHS ENDED JUNE
                                                                            JUNE 30,                 30,
                                                                      --------------------  ----------------------
                                                                        1998       1997        1998        1997
                                                                      ---------  ---------  ----------  ----------
Revenue:
  Product...........................................................  $   4,752  $     942  $    8,449  $    1,362
  Contract..........................................................      5,070      1,829       9,610       2,818
  Grant.............................................................      1,249      1,971       2,764       3,370
                                                                      ---------  ---------  ----------  ----------
    Total revenue...................................................     11,071      4,742      20,823       7,550
Costs and expenses:
  Cost of product revenue...........................................      3,432        979       5,925       1,844
  Research and development..........................................      7,941      7,212      16,452      12,710
  Selling, general and administrative...............................      6,934      3,009      12,643       5,815
                                                                      ---------  ---------  ----------  ----------
    Total costs and expenses........................................     18,307     11,200      35,020      20,369
                                                                      ---------  ---------  ----------  ----------
Loss from operations................................................     (7,236)    (6,458)    (14,197)    (12,819)
Interest income, net................................................      1,312      1,249       2,371       2,687
                                                                      ---------  ---------  ----------  ----------
Net loss............................................................     (5,924)    (5,209)    (11,826)    (10,132)
Preferred Stock dividends...........................................       (695)    --            (695)     --
                                                                      ---------  ---------  ----------  ----------
Loss attributable to Common Shareholders............................  $  (6,619) $  (5,209) $  (12,521) $  (10,132)
                                                                      ---------  ---------  ----------  ----------
                                                                      ---------  ---------  ----------  ----------
Basic and diluted loss per common share.............................  $   (0.29) $   (0.23) $    (0.55) $    (0.45)
                                                                      ---------  ---------  ----------  ----------
                                                                      ---------  ---------  ----------  ----------

                            See accompanying notes.

                                AFFYMETRIX, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)

                                                                                            SIX MONTHS ENDED JUNE
                                                                                                     30,
                                                                                           -----------------------
                                                                                              1998         1997
                                                                                           -----------  ----------
Cash flows from operating activities:
  Net loss...............................................................................  $   (11,826) $  (10,132)
  Adjustments to reconcile net loss to net cash used in operating actvities:
    Depreciation and amortization........................................................        2,508       1,254
    Amortization of investment premiums, net.............................................         (174)        206
  Change in operating assets and liabilities:
    Accounts receivable..................................................................         (184)     (2,592)
    Inventories..........................................................................       (1,322)       (137)
    Other current assets.................................................................         (403)        130
    Other assets.........................................................................          (41)       (816)
    Accounts payable and other accrued liabilities.......................................          193       2,763
    Deferred revenue.....................................................................        1,156        (292)
                                                                                           -----------  ----------
      Net cash used in operating activities..............................................      (10,093)     (9,616)
Cash flows from investing activities:
    Capital expenditures.................................................................       (6,571)     (4,443)
    Proceeds from the sale of short-term investments.....................................       73,680      66,364
    Proceeds from maturities of short-term investments...................................           --      12,252
    Purchases of short-term investments..................................................     (109,991)    (44,068)
                                                                                           -----------  ----------
      Net cash (used in)/provided by investing activities................................      (42,882)     30,105
Cash flows from financing activities:
    Issuance of common stock.............................................................          296          63
    Issuance of Series AA Convertible redeemable
      Preferred Stock, net of costs......................................................       49,857          --
    Preferred Stock dividends paid.......................................................         (695)         --
    Principal payments on capital lease obligation.......................................         (114)       (101)
                                                                                           -----------  ----------
      Net cash provided by/(used in) financing activities................................       49,344         (38)
Net (decrease)/increase in cash and cash equivalents.....................................       (3,631)     20,451
Cash and cash equivalents at beginning of period.........................................        4,779      14,143
                                                                                           -----------  ----------
Cash and cash equivalents at end of period...............................................  $     1,148  $   34,594
                                                                                           -----------  ----------
                                                                                           -----------  ----------

                            See accompanying notes.

                                AFFYMETRIX, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 JUNE 30, 1998
                                  (UNAUDITED)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

    BASIS OF PRESENTATION

    The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1997 filed by Affymetrix, Inc. ("Affymetrix" or the"Company").

    REVENUE RECOGNITION

    Contract and grant revenue is recorded as earned as defined within the specific agreements. Payments received in advance under these arrangements are recorded as deferred revenue until earned. Direct costs associated with these contracts and grants are reported as "research and development" expense. Revenue from subscription fees earned under EasyAccess supply agreements are recorded ratably over the term of the agreement and are recorded in "contract" revenue. Product revenue is recognized upon shipment. Reserves are provided for performance contingencies, anticipated returns and warranty expenses at the time the associated revenue is recognized.

NOTE 2--CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

    As of June 30, 1998, short-term investments held by the Company are comprised of U.S. Government obligations and U.S. Corporate debt securities. They are classified as available-for-sale and are carried at fair value with unrealized gains and losses reported in shareholders' equity.

NOTE 3--INVENTORIES

    Inventories consist of the following (in thousands):

                                                                        JUNE 30,    DECEMBER 31,
                                                                          1998          1997
                                                                       -----------  -------------
Raw material.........................................................   $   1,859     $     935
Work in process......................................................          48           160
Finished goods.......................................................       2,052         1,542
                                                                       -----------       ------
  Total..............................................................   $   3,959     $   2,637
                                                                       -----------       ------
                                                                       -----------       ------

                                AFFYMETRIX, INC.

                                 JUNE 30, 1998
                                  (UNAUDITED)

NOTE 4--COMPREHENSIVE LOSS

    As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting comprehensive income and its components. The adoption of SFAS 130 had no impact on the Company's results of operations or financial condition.

    The components of comprehensive loss for the three and six months ended June 30, 1998 and 1997 are as follows (in thousands):

                                               THREE MONTHS ENDED      SIX MONTHS ENDED
                                                    JUNE 30,               JUNE 30,
                                              --------------------  ----------------------
                                                1998       1997        1998        1997
                                              ---------  ---------  ----------  ----------
Loss attributable to common shareholders....  $  (6,619) $  (5,209) $  (12,521) $  (10,132)
Unrealized gain (loss) on securities........         78        378          33         (34)
                                              ---------  ---------  ----------  ----------
Comprehensive Loss..........................  $  (6,541) $  (4,831) $  (12,488) $  (10,166)
                                              ---------  ---------  ----------  ----------
                                              ---------  ---------  ----------  ----------

NOTE 5--CONVERTIBLE REDEEMABLE PREFERRED STOCK

    On April 14, 1998 the Company completed the sale of 1,634,522 shares of Series AA Preferred Stock to Glaxo Wellcome Americas, Inc. (a wholly owned subsidiary of Glaxo Wellcome plc) for net proceeds of approximately $49.9 million. The Preferred Stock has a cumulative, annual dividend of 6.5%. The Preferred Stock is convertible into Affymetrix Common Stock at approximately $40 per share and is subject to redemption provisions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Management's Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 1998 and for the three and six month periods ended June 30, 1998 and 1997 should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

    All statements in this discussion that are not historical are forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially for Affymetrix from those projected, including, but not limited to, uncertainties relating to technological approaches, product development, manufacturing and market acceptance, uncertainties related to cost and pricing of Affymetrix products, dependence on collaborative partners, uncertainties relating to sole source suppliers, uncertainties relating to FDA and other regulatory approvals, competition, risks relating to intellectual property of others and the uncertainties of patent protection. These and other risk factors are discussed in Affymetrix' Annual Report on Form 10-K for the year ended December 31, 1997. Affymetrix expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in Affymetrix' expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

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

    The business and operations of the Company were commenced in 1991 by Affymax N.V. ("Affymax") and were initially conducted within Affymax. In March 1992, the Company was incorporated as a California corporation and wholly owned subsidiary of Affymax. Beginning in September 1993, the Company issued equity securities which diluted Affymax' ownership in Affymetrix. In March 1995, Glaxo plc, now Glaxo Wellcome plc ("Glaxo"), acquired Affymax, including its ownership interest in Affymetrix. On April 14, 1998 the Company completed the sale of 1,634,522 shares of Series AA Preferred Stock to Glaxo Wellcome Americas, Inc. (a wholly owned subsidiary of Glaxo) for net proceeds of approximately $49.9 million. The Preferred Stock is convertible into Affymetrix Common Stock at approximately $40 per share. Glaxo's acquisition of the Series AA Preferred Stock increased Glaxo's beneficial ownership of Affymetrix to approximately 37%.

RESULTS OF OPERATIONS

    THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

    Product revenue was $4.8 million and $8.4 million for the three and six months ended June 30, 1998, respectively, compared to $0.9 million and $1.4 million in the three and six months ended June 30, 1997. The increases resulted from growth in placements of GeneChip systems and the accompanying sales of GeneChip probe arrays and related products. Contract revenue was $5.1 million and $9.6 million for the three and six months ended June 30, 1998, respectively, compared to $1.8 million and $2.8 million in the three and six months ended June 30, 1997. The increases in commercial contract revenue resulted principally from amounts earned under the Company's EasyAccess-TM- subscription-based supply agreements and achievement of milestones under other commercial contracts. Grant revenue was $1.2 million and $2.8 million for the three and six months ended June 30, 1998, respectively, compared to $2.0 million and $3.4 million in the three and six months ended June 30, 1997. The decreases are primarily due to lower activity under government grants including grants from the Advanced Technology Program and NIH National Center for Human Genome Research.

    Cost of product revenue was $3.4 million and $5.9 million for the three and six months ended June 30, 1998, respectively, compared to $1.0 million and $1.8 million for the three and six months ended June 30, 1997. The Company has experienced, and continues to experience, variation in the manufacturing yield of its GeneChip products which has impacted, and may continue to impact, the Company's ability to meet its commitments to deliver product to its customers in a timely manner. Difficulty in providing timely delivery of products adversely affects the Company's relationships with its customers, its business, its financial condition and results of operations. Margins have fluctuated, and will continue to fluctuate significantly, as a result of variation in manufacturing yields and as the Company continues development of its manufacturing capabilities. In addition, the Company sells products in certain foreign countries and thus margins may fluctuate due to changes in currency exchange rates.

    Research and development expenses were $7.9 million and $16.5 million for the three and six months ended June 30, 1998, respectively, compared to $7.2 million and $12.7 million the three and six months ended June 30, 1997. The increase in research and development expenses was attributable primarily to the hiring of additional research and development personnel and associated purchases of research supplies. The Company expects research and development spending to increase over the next several years as product development and core research efforts continue to expand.

    Selling, general and administrative expenses were $6.9 million and $12.6 million for the three and six months ended June 30, 1998, respectively, compared to $3.0 million and $5.8 million the three and six months ended June 30, 1997. The increase in selling, general and administrative expenses resulted primarily from the Company's expansion of commercial activities and significantly increased legal costs arising from the Company's ongoing patent litigation. Selling, general and administrative expenses are expected to continue to increase as the Company expands sales and marketing, adds management and support staff and continues to prosecute and defend its intellectual property position and defend against claims made by third parties.

    Net interest income was $1.3 million and $2.4 million for the three and six months ended June 30, 1998, respectively, compared to $1.2 million and $2.7 million the three and six months ended June 30, 1997. The fluctuations in net interest income result principally from variation in the Company's investment balances.

LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 1998, the Company's cash, cash equivalents, and short-term investments were $104.5 million compared to $71.6 million at December 31, 1997. The increase is primarily attributable to the proceeds from the issuance of Series AA Preferred Stock partially offset by cash used to fund the Company's operating loss and capital expenditures for expansion of manufacturing capacity.

    Net cash used in operating activities was $10.1 million for the six months ended June 30, 1998, as compared to $9.6 million for the six months ended June 30, 1997. The increase in net cash used in operating activities resulted primarily from increases in the Company's net loss and changes in operating assets and liabilities. The Company's investing activities, other than purchases, sales and maturities of available-for-sale securities, consisted of capital expenditures, which totaled $6.6 million for the six months ended June 30, 1998 and $4.4 million for the six months ended June 30, 1997. Capital expenditures during the first six months of 1998 included investments in land, facilities and production and laboratory equipment. Financing activities for the six months ended June 30, 1998, include net proceeds of $49.9 million from the issuance of Series AA Preferred Stock and cash dividends paid on the Series AA Preferred Stock of $0.7 million.

    The Company anticipates that its existing capital resources will enable it to maintain currently planned operations through at least 2000. However, this expectation is based on the Company's current operating plan, which could change, and therefore the Company could require additional funding sooner than anticipated. In addition, the Company expects its capital requirements to increase over the next several years as it expands its facilities and acquires equipment to support expanded manufacturing and research and development efforts. The Company's long-term capital expenditure requirements will depend on numerous factors, including: the progress of its research and development programs; initiation or expansion of research programs; the development of commercial scale manufacturing capabilities; its ability to maintain existing collaborative and customer arrangements and establish and maintain new collaborative and customer arrangements; the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; the effectiveness of product commercialization activities and arrangements; and other factors.

                          PART II.  OTHER INFORMATION

ITEM 3.  USE OF PROCEEDS

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

    From the effective date of the Registration Statement to June 30, 1998, the Company incurred $6.2 million in underwriting discounts and commissions and $1.0 million in other related expenses. Total expenses incurred in connection with the offering were $7.2 million. The net proceeds of the offering, after deducting the foregoing expenses, were $85.1 million. No direct or indirect payments were made to directors, officers, or general partners of the Company or their associates, or to persons owning 10% or more of any class of equity securities of the Company and its affiliates.

    From the effective date of the Registration Statement to June 30, 1998, the Company estimates that it has used a portion of the net proceeds of the offering as follows: (i) temporary investment in marketable debt securities, $54.6million; and (ii) working capital, $30.5 million.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) DATE OF MEETING.

    The Annual Meeting of the Shareholders of Affymetrix, Inc. was held on June 11, 1998.

    (b) DESCRIPTION OF EACH MATTER VOTED ON AND NUMBER OF VOTES CAST.

                                                                                      FOR        AGAINST     WITHHELD
                                                                                  ------------  ----------  ----------
       1.  To elect directors to serve until the next annual meeting of shareholders or until their successors are elected.

             John D. Diekman, Ph.D..............................................    22,762,240           0      69,653
             Stephen P.A. Fodor, Ph.D...........................................    22,762,240           0      69,653
             Paul Berg, Ph.D....................................................    22,762,240           0      69,653
             Douglas M. Hurt....................................................    22,708,961           0     122,932
             Vernon R. Loucks, Jr...............................................    22,762,240           0      69,653
             Barry C. Ross, Ph.D................................................    22,762,240           0      69,653
             David B. Singer....................................................    22,762,240           0      69,653
             Lubert Stryer, M.D.................................................    22,762,240           0      69,653
             John A. Young......................................................    22,708,961           0     122,932

       2.  To authorize the Company to change the Company's state of
           incorporation from California to Delaware............................    14,540,291   1,504,823   5,511,696

       5.  To ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31,
           1998.................................................................    22,806,405      10,180      15,308

ITEM 5.  OTHER INFORMATION

    Pursuant to the bylaws to be effective upon the Company's reincorporation in Delaware, stockholders who wish to propose nominees for directors or bring matters to the Company's 1999 annual meeting of stockholders must provide specified information to the Company no later than April 27, 1999 (unless such matters are included in the Company's proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

  EXHIBIT
  NUMBER                                             DESCRIPTION OF DOCUMENT
-----------  --------------------------------------------------------------------------------------------------------
    *10.32   Agreement between Affymetrix, Inc. and Roche Molecular Systems, Inc. effective as of April 23, 1998.

    *10.33   Agreement between Affymetrix, Inc. and Enzo Diagnostics, Inc. effective as of April 24, 1998.

        27   Financial data schedule.

------------------------

*   Confidential treatment requested.

    (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 1998                 AFFYMETRIX, INC.

                                By:            /s/ EDWARD M. HURWITZ
                                     -----------------------------------------
                                                 Edward M. Hurwitz
                                     VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

                                AFFYMETRIX, INC.
                                 EXHIBIT INDEX
                                 JUNE 30, 1998

  EXHIBIT
  NUMBER                                         DESCRIPTION OF DOCUMENT
-----------  ------------------------------------------------------------------------------------------------
     *10.32  Agreement between Affymetrix, Inc. and Roche Molecular Systems, Inc. effective as of April 23,
               1998.

     *10.33  Agreement between Affymetrix, Inc. and Enzo Diagnostics, Inc. effective as of April 24, 1998.

      27     Financial data schedule.

------------------------

*   Confidential treatment requested.