Form 10-Q
period 1998-09-30
AFFYMETRIX INC
filed 1998-11-17
CIK 913077

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

  /X/    Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the period ended SEPTEMBER
         30, 1998

                                       or

  / /    Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period from
                 to         .

                          Commission File No. 0-28218

                            ------------------------

                                AFFYMETRIX, INC.

             (Exact name of Registrant as specified in its charter)

                  DELAWARE                                     77-0319159
      (State or other jurisdiction of           (I.R.S. Employer Identification Number)
       incorporation or organization)

   3380 CENTRAL EXPRESSWAY, SANTA CLARA,                         95051
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

                                Yes /X/  No / /

          COMMON SHARES OUTSTANDING ON SEPTEMBER 30, 1998: 22,969,917

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                AFFYMETRIX, INC.
                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Balance Sheets at September 30, 1998 and December 31, 1997...........................           3

            Condensed Statements of Operations for the Three and Nine Months Ended September 30, 1998 and
              1997.........................................................................................           4

            Condensed Statements of Cash Flows for the Nine Months Ended September 30, 1998 and 1997.......           5

            Notes to Condensed Financial Statements........................................................           6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations..........           9

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings..............................................................................          12

Item 2.     Changes in Securities and Use of Proceeds......................................................          12

Item 6.     Exhibits and Reports on Form 8-K...............................................................          13

SIGNATURES.................................................................................................          14

                         PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                AFFYMETRIX, INC.
                            CONDENSED BALANCE SHEET
                                 (IN THOUSANDS)

                                                                                       SEPTEMBER 30,   DECEMBER 31,
                                                                                           1998            1997
                                                                                       -------------   ------------
                                                                                        (UNAUDITED)
                                                      ASSETS
Current Assets:
  Cash, cash equivalents and short-term investments..................................      $ 89,970       $ 71,573
  Accounts receivable................................................................         8,500          6,216
  Inventories........................................................................         4,177          2,637
  Other current assets...............................................................         2,232            748
                                                                                       -------------   ------------
    Total current assets.............................................................       104,879         81,174
Net property and equipment...........................................................        25,299         19,088
Other assets.........................................................................        10,771            908
                                                                                       -------------   ------------
                                                                                           $140,949       $101,170
                                                                                       -------------   ------------
                                                                                       -------------   ------------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities..................................................................      $ 11,341       $  9,621
Other liabilities....................................................................         5,327            513
Convertible redeemable preferred stock...............................................        49,857        --
Stockholders' equity:
  Common stock.......................................................................       159,272        158,924
  Accumulated deficit................................................................       (85,507)       (67,269)
  Other..............................................................................           659           (619)
                                                                                       -------------   ------------
    Total stockholders' equity.......................................................        74,424         91,036
                                                                                       -------------   ------------
                                                                                           $140,949       $101,170
                                                                                       -------------   ------------
                                                                                       -------------   ------------

------------------------

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

                                AFFYMETRIX, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                         SEPTEMBER 30,          SEPTEMBER 30,
                                                                      --------------------  ----------------------
                                                                        1998       1997        1998        1997
                                                                      ---------  ---------  ----------  ----------
Revenue:
  Product...........................................................  $   6,492  $   1,046  $   14,941  $    2,408
  Contract..........................................................      7,178      1,891      16,788       4,709
  Grant.............................................................      1,352      2,071       4,116       5,441
                                                                      ---------  ---------  ----------  ----------
    Total Revenue...................................................     15,022      5,008      35,845      12,558

Costs and expenses:
  Cost of product revenue...........................................      3,496        907       9,421       2,751
  Research and development..........................................      9,702      6,725      26,154      19,804
  Selling, general and administrative...............................      8,290      3,980      20,933       9,426
                                                                      ---------  ---------  ----------  ----------
    Total costs and expenses........................................     21,488     11,612      56,508      31,981
                                                                      ---------  ---------  ----------  ----------
Loss from operations................................................     (6,466)    (6,604)    (20,663)    (19,423)
Interest income, net................................................      1,561      1,297       3,932       3,984
                                                                      ---------  ---------  ----------  ----------
Net loss............................................................     (4,905)    (5,307)    (16,731)    (15,439)
Preferred Stock dividends...........................................       (813)    --          (1,508)     --
                                                                      ---------  ---------  ----------  ----------
Loss attributable to Common Stockholders............................  $  (5,718) $  (5,307) $  (18,239) $  (15,439)
                                                                      ---------  ---------  ----------  ----------
                                                                      ---------  ---------  ----------  ----------
Basic and diluted loss per common share.............................  $   (0.25) $   (0.23) $    (0.80) $    (0.68)
                                                                      ---------  ---------  ----------  ----------
                                                                      ---------  ---------  ----------  ----------

                            See accompanying notes.

                                AFFYMETRIX, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                           -----------------------
                                                                                              1998         1997
                                                                                           -----------  ----------
Cash flows from operating activities:
  Net loss...............................................................................  $   (16,731) $  (15,439)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization........................................................        3,921       1,870
    Amortization of investment premiums, net.............................................      --           --
    Change in operating assets and liabilities:
      Accounts receivable................................................................       (2,284)     (1,957)
      Inventories........................................................................       (1,540)     (1,124)
      Other current assets...............................................................         (583)       (424)
      Other assets.......................................................................          (73)       (618)
      Accounts payable and other accrued liabilities.....................................         (268)      4,124
      Deferred revenue...................................................................        1,157          13
                                                                                           -----------  ----------
        Net cash used in operating activities............................................      (16,401)    (13,555)

Cash flows from investing activities:
  Capital expenditures...................................................................       (9,758)    (10,284)
  Payment for acquisition of technology..................................................       (5,900)     --
  Proceeds from the sale of short-term investments.......................................      107,157      90,227
  Proceeds from maturities of short-term investments.....................................      --           12,237
  Purchases of short-term investments....................................................     (127,987)    (80,673)
                                                                                           -----------  ----------
        Net cash (used in)/provided by investing activities..............................      (36,488)     11,507

Cash flows from financing activities:
  Issuance of common stock...............................................................          348         134
  Issuance of Series AA Convertible redeemable preferred stock, net of costs.............       49,857      --
  Preferred stock dividends paid.........................................................         (695)     --
  Principal payments on capital lease obligation.........................................         (168)       (153)
                                                                                           -----------  ----------
        Net cash provided by/(used in) financing activities..............................       49,342         (19)
Net (decrease)/increase in cash and cash equivalents.....................................       (3,547)     (2,067)
Cash and cash equivalents at beginning of period.........................................        4,779      14,143
                                                                                           -----------  ----------
Cash and cash equivalents at end of period...............................................  $     1,232  $   12,076
                                                                                           -----------  ----------
                                                                                           -----------  ----------

Non cash financing activities:
Obligation related to acquisition of technology..........................................  $     5,000  $   --
                                                                                           -----------  ----------
                                                                                           -----------  ----------

                            See accompanying notes.

                                AFFYMETRIX, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                  (UNAUDITED)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

    BASIS OF PRESENTATION

    The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1997 filed by Affymetrix, Inc. ("Affymetrix" or the "Company").

    REVENUE RECOGNITION

    Contract and grant revenue includes revenue earned from services performed pursuant to commercial collaboration and supply agreements and government grants, and subscription fees earned under EasyAccess-TM- supply agreements. Revenue from grants and research and development reimbursements are recorded in the period in which the costs are incurred or in which the revenue is earned as defined in the related agreement. Revenue from subscription fees earned under EasyAccess-TM- supply agreements are recorded ratably over the term of the agreement. Payments received in advance under these arrangements are recorded as deferred revenue until earned. Direct costs associated with these contracts and grants are reported as "research and development" expense. Product revenue is recognized upon shipment. Reserves are provided for performance contingencies, anticipated returns and warranty expenses at the time the associated revenue is recognized.

NOTE 2--CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

    As of September 30, 1998, debt securities held by the Company are comprised of U.S. Government obligations and U.S. Corporate debt securities. They are classified as available-for-sale and are carried at fair value with unrealized gains and losses reported in shareholders' equity.

NOTE 3--INVENTORIES

    Inventories consist of the following (in thousands):

                                                                  SEPTEMBER 30,  DECEMBER 31,
                                                                      1998           1997
                                                                  -------------  -------------
Raw material....................................................    $   2,146      $     934
Work in process.................................................           44            160
Finished goods..................................................        1,987          1,543
                                                                       ------         ------
    Total.......................................................    $   4,177      $   2,637
                                                                       ------         ------
                                                                       ------         ------

NOTE 4--COMPREHENSIVE LOSS

    As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting comprehensive income and its components. The adoption of SFAS 130 had no impact on the Company's results of operations or financial condition.

    The components of comprehensive loss for the three and nine months ended September 30, 1998 and 1997 are as follows (in thousands):

                                                       THREE MONTHS
                                                          ENDED            NINE MONTHS ENDED
                                                      SEPTEMBER 30,          SEPTEMBER 30,
                                                   --------------------  ----------------------
                                                     1998       1997        1998        1997
                                                   ---------  ---------  ----------  ----------
Loss attributable to common shareholders.........  $  (5,718) $  (5,307) $  (18,239) $  (15,439)
Unrealized gain (loss) on securities.............        918        105         951          71
                                                   ---------  ---------  ----------  ----------
Comprehensive loss...............................  $  (4,800) $  (5,202) $  (17,288) $  (15,368)
                                                   ---------  ---------  ----------  ----------
                                                   ---------  ---------  ----------  ----------

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

NOTE 6--AGREEMENTS WITH BECKMAN COULTER, INC. ("BCI")

    In July 1998, the Company entered into a series of agreements with BCI that will provide Affymetrix with a license to commercialize DNA arrays under certain patents, including patents owned by or licensed to BCI, including certain patents invented by Professor Edwin Southern of Oxford University. Under the agreements, Affymetrix made a $5.9 million payment to BCI and agreed to provide an additional $5.0 million in services, cash or stock to BCI over the next seven years. In addition, Affymetrix will make royalty payments based on sales of certain products. The payments and obligations to BCI were accounted for as the purchase of an intangible asset which will be amortized over its estimated useful life.

NOTE 7--SUBSEQUENT EVENT--ADOPTION OF STOCKHOLDER RIGHTS PLAN

    On October 15, 1998, the Board of Directors of the Company declared a dividend of (i) one preferred share purchase right (a "Right") for each outstanding share of common stock of the Company, and (ii) a number of Rights for each share of Series AA Preferred Stock of the Company equal to the number of shares of common stock into which such share of Series AA Preferred Stock was convertible. The dividend is payable on October 27, 1998 (the "Record Date") to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series B Junior Participating Preferred Stock, par value $.01 per share, of the Company (the "Series B Preferred Stock") at a price of $125.00 per one one-thousandth of a share of Series B Preferred Stock, subject to adjustment. The Rights will be exercisable if a person or group hereafter acquires beneficial ownership of 15% or more of the Common Stock of the Company or announces a tender offer for 15% or more of the Common Stock. The Board of Directors will be entitled to redeem the Rights at one cent per Right at any time before any such person hereafter acquires beneficial ownership of 15% or more of the outstanding Common Stock. If a person or group hereafter acquires 15% or more of the outstanding Common Stock of the Company, each Right will entitle its holder to purchase, at the Right's exercise price, a number of shares of Common Stock having a market value at that time of twice the Right's exercise price. Rights held by the 15% holder will become void and will not be exercisable to purchase shares at the bargain purchase price. If the Company is acquired in a merger or other business combination transaction after a person acquires 15% or more of the Company's Common Stock, each Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of the acquiring company's common shares having a market value at that time of twice the Right's exercise price. Any person currently owning in excess of 15% of the aggregate voting power of the Common Stock and Series AA Preferred Stock will not become an "Acquiring Person" until such person acquires beneficial ownership of additional shares of Common Stock. The Rights will expire in ten years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Management's Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 1998 and for the three month periods ended September 30, 1998 and 1997 should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

    All statements in this discussion that are not historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act, including statements regarding the Company's "expectations", "beliefs", "hopes", "intentions", "strategies" or the like. Such statements are subject to risks and uncertainties that could cause actual results to differ materially for Affymetrix from those projected, including, but not limited to, uncertainties relating to technological approaches, product development, manufacturing and market acceptance, uncertainties related to cost and pricing of Affymetrix products, dependence on collaborative partners, uncertainties relating to sole source suppliers, uncertainties relating to FDA and other regulatory approvals, competition, risks relating to intellectual property of others and the uncertainties of patent protection and litigation. These and other risk factors are discussed in Affymetrix' Annual Report on Form 10-K for the year ended December 31, 1997. Affymetrix expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in Affymetrix' expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

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

    The business and operations of the Company were commenced in 1991 by Affymax N.V. ("Affymax") and were initially conducted within Affymax. In March 1992, the Company was incorporated as a California corporation and wholly owned subsidiary of Affymax and in September 1998 was reincorporated as a Delaware corporation. Beginning in September 1993, the Company issued equity securities which diluted Affymax' ownership in Affymetrix. In March 1995, Glaxo plc, now Glaxo Wellcome plc ("Glaxo"), acquired Affymax, including its ownership interest in Affymetrix. On April 14, 1998 the Company completed the sale of 1,634,522 shares of Series AA Preferred Stock to Glaxo Wellcome Americas, Inc. (a wholly owned subsidiary of Glaxo) for net proceeds of approximately $49.9 million. The Preferred Stock is convertible into Affymetrix Common Stock at approximately $40 per share. Glaxo's acquisition of the Series AA Preferred Stock increased Glaxo's beneficial ownership of Affymetrix to approximately 37%.

RESULTS OF OPERATIONS

    THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

    Product revenue was $6.5 million and $14.9 million for the three and nine months ended September 30, 1998, respectively, compared to $1.0 million and $2.4 million in the three and nine months ended September 30, 1997. The increases resulted from growth in placements of GeneChip systems and the accompanying sales of GeneChip probe arrays and related products. Contract revenue was $7.2 million and $16.8 million for the three and nine months ended September 30, 1998, respectively, compared to $1.9 million and $4.7 million in the three and nine months ended September 30, 1997. The increases in commercial contract revenue resulted principally from fees earned under the Company's EasyAccess-TM-subscription-based supply agreements and achievement of milestones under other commercial contracts, including revenue of $2.0 million earned from the completion of a custom chip project in September 1998. Grant revenue was $1.4 million and $4.1 million for the three and nine months ended September 30, 1998, respectively, compared to $2.1 million and $5.4 million in the three and nine months ended September 30, 1997. The decreases are primarily due to lower activity under government grants including grants from the Advanced Technology Program and NIH National Center for Human Genome Research. The Company expects grant revenues to fluctuate in the future due to the level of activity performed under the grants and the timing of certain grant revenue billings.

    Cost of product revenue was $3.5 million and $9.4 million for the three and nine months ended September 30, 1998, respectively, compared to $0.9 million and $2.8 million for the three and nine months ended September 30, 1997. The Company has experienced, and continues to experience, variation in the manufacturing yield of its GeneChip products which has impacted, and will continue to impact, the Company's ability to meet its commitments to deliver product to its customers in a timely manner. Difficulty in providing timely delivery of products adversely affects the Company's relationships with its customers, its business, its financial condition and results of operations. Margins have fluctuated, and will continue to fluctuate significantly, as a result of variation in manufacturing yields and as the Company continues development of its manufacturing capabilities, including the start-up of the planned West Sacramento, California facility. Margins also fluctuate as a result of changes in the mix of products sold. In addition, the Company sells products in certain foreign countries and thus revenue and margins will fluctuate due to changes in currency exchange rates. However, the impact of changing currency rates to date has been immaterial and the Company does not engage in hedging activities.

    Research and development expenses were $9.7 million and $26.2 million for the three and nine months ended September 30, 1998, respectively, compared to $6.7 million and $19.8 million the three and nine months ended September 30, 1997. The increase in research and development expenses was attributable primarily to the hiring of additional research and development personnel and associated purchases of research supplies. The Company expects research and development spending to increase over the next several years as product development and core research efforts continue to expand.

    Selling, general and administrative expenses were $8.3 million and $20.9 million for the three and nine months ended September 30, 1998, respectively, compared to $4.0 million and $9.4 million the three and nine months ended September 30, 1997. The increase in selling, general and administrative expenses resulted primarily from the Company's expansion of commercial activities and significantly increased legal costs arising from the Company's ongoing patent litigation. Selling, general and administrative expenses are expected to continue to increase as the Company expands sales and marketing, prosecutes and defends its intellectual property position and defends against claims made by third parties, and adds management and support staff. In particular, the Company expects legal costs to increase over the next several months as ongoing patent litigation with Hyseq, Inc. and with Incyte Pharmaceuticals, Inc. and Synteni, Inc. approach their respective trial dates.

    Net interest income was $1.6 million and $3.9 million for the three and nine months ended September 30, 1998, respectively, compared to $1.3 million and $4.0 million the three and nine months ended September 30, 1997. The fluctuations in net interest income result principally from variation in the Company's short-term investment balances.

    IMPACT OF YEAR 2000

    The Company has begun to assess the potential impact of the Year 2000 computer problem on its products (including GeneChip systems and software), information systems, embedded systems (including computers used in its manufacturing process) and on the ability of certain third parties to supply critical materials and services. The Company has completed the assessment of its products and believes them to be Year 2000 ready. The Company expects to complete the assessment of its computer systems, embedded systems, certain third party suppliers and major customers by the first quarter of 1998, and to take necessary remediation action by the end of 1999. Expenditures to date have not been material and have consisted solely of the limited use of outside consultants and the time of certain company personnel. Based on the partial assessment completed through September 30, 1998, the Company does not currently expect the future costs of completing the assessment, making system modifications, purchasing replacement computer systems and assessing the Year 2000 readiness of material third party suppliers and major customers to be material. While the Company does not anticipate a material business interruption to result from the Year 2000 problem, the Company gives no assurances that its systems will be Year 2000 ready and the Company cannot guarantee the Year 2000 readiness of key third party suppliers and service providers and major customers. Pending the completion of the assessment of the Company's Year 2000 readiness, the Company may make certain contingency plans (for example the stockpile of critical raw materials in late 1999), but currently such plans have not been developed. If any of the Company's computer systems, embedded systems, key third party suppliers and services providers and major customers are not Year 2000 ready, the Company may experience a business interruption which would have a material adverse impact on the Company's results of operations and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 1998, the Company's cash, cash equivalents, and short-term investments were $90.0 million compared to $71.6 million at December 31, 1997. The increase is primarily attributable to the proceeds from the issuance of Series AA Preferred Stock partially offset by cash used to fund the Company's operating loss and capital expenditures for expansion of manufacturing capacity.

    Net cash used in operating activities was $16.4 million for the nine months ended September 30, 1998, as compared to $13.6 million for the nine months ended September 30, 1997. The increase in net cash used in operating activities resulted primarily from increases in the Company's net loss and changes in operating assets and liabilities.

    The Company's investing activities, other than purchases, sales and maturities of available-for-sale securities, consisted of capital expenditures, which totaled $9.8 million for the nine months ended September 30, 1998 and $10.3 million for the nine months ended September 30, 1997. Capital expenditures during the first nine months of 1998 included investments in land, facilities, and production and laboratory equipment. The Company expects to spend an additional $5 million to $10 million over the next year to complete the new manufacturing facility in West Sacramento, California. Also included in investing activities is a $5.9 million payment made to Beckman Coulter, Inc. ("BCI") under the terms of a series of agreements with BCI that will provide Affymetrix with a license to commercialize DNA arrays under certain patents owned by or licensed to BCI, including certain patents invented by Professor Edwin Southern of Oxford University. Under the agreements, Affymetrix will also provide services and make certain future payments to BCI and will pay royalties on sales of certain products.

    Financing activities for the nine months ended September 30, 1998, include net proceeds of $49.9 million from the issuance of Series AA Preferred Stock and cash dividends paid on the Series AA Preferred Stock of $0.7 million.

    The Company anticipates that its existing capital resources will enable it to maintain currently planned operations and planned capital expenditures through at least 2000. However, this expectation is based on the Company's current operating plan and capital expenditure plan, which could change, and therefore the Company could require additional funding sooner than anticipated. In addition, the Company expects its capital requirements to increase over the next several years as it expands its facilities and acquires scientific equipment to support expanded manufacturing and research and development efforts. The Company's long-term capital expenditure requirements will depend on numerous factors, including: the progress of its research and development programs; initiation or expansion of research programs; the development of commercial scale manufacturing capabilities; its ability to maintain existing collaborative and customer arrangements and establish and maintain new collaborative and customer arrangements; the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; the effectiveness of product commercialization activities and arrangements; the purchase of patent licenses; and other factors.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    On August 18, 1998 the Company filed a lawsuit in Federal District Court in the Northern District of California against Hyseq, Inc. ("Hyseq") alleging infringement of U.S. Patent Nos. 5,795,716 and 5,744,305 ('305). Hyseq had previously filed lawsuits alleging infringement by Affymetrix of U.S. Patent Nos. 5,202,231; 5,525,464; and 5,695,940. On September 1, 1998 the Company added
U.S. Patent No. 5,800,992 ('992) to the complaint of infringement against Hyseq.

    Also on September 1, 1998, the Company filed a complaint against Synteni, Inc. ("Synteni") and Incyte Pharmaceuticals, Inc. ("Incyte") in Federal District Court in Delaware alleging infringement of the '305 Patent and the '992 Patent. Earlier, in January 1998, the Company sued Synteni and Incyte asserting infringement of U.S. Patent No. 5,445,934. On September 21, 1998, Incyte and Synteni filed an answer asserting various defenses to the lawsuit, and asserted several counterclaims including a request for declaration of noninfringement and invalidity, an assertion of unfair competition, a request for a declaration that Synteni and Dari Shalon (an employee of Synteni) have not misappropriated any of Affymetrix' trade secrets, a claim of tortuous interference with Incyte and Synteni's economic advantage, and a claim of trade libel. Affymetrix believes these counterclaims are without merit. The actions by Affymetrix against Incyte, Synteni, and Hyseq seek to enjoin commercial activities relating to the Affymetrix patents as well as to obtain damages and attorneys' fees. In connection with the assertion of infringement against Incyte and Synteni, Affymetrix filed a request for preliminary injunction against Incyte and Synteni.

    There can be no assurance that Affymetrix will prevail in such litigation activities or be successful in asserting its patent rights. The Company is likely to incur substantial costs and expend substantial personnel time in asserting the Company's patent rights against Hyseq, Incyte, and Synteni and defending against counterclaims filed by Hyseq, Incyte, and Synteni. Failure to successfully enforce its patent rights or defend against counterclaims, or the loss of these patent rights or others would remove a legal obstacle to competitors in designing systems with similar competitive advantages, which could have a material adverse effect on the Company's business, financial condition and operating results.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    On October 15, 1998, the Board of Directors of the Company declared a dividend of (i) one preferred share purchase right (a "Right") for each outstanding share of common stock of the Company, and (ii) a number of Rights for each share of Series AA Preferred Stock of the Company equal to the number of shares of common stock into which such share of Series AA Preferred Stock was convertible. The dividend is payable on October 27, 1998 (the "Record Date") to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series B Junior Participating Preferred Stock, par value $.01 per share, of the Company (the "Series B Preferred Stock") at a price of $125.00 per one one-thousandth of a share of Series B Preferred Stock, subject to adjustment. The Rights will be exercisable if a person or group hereafter acquires beneficial ownership of 15% or more of the Common Stock of the Company or announces a tender offer for 15% or more of the Common Stock. The Board of Directors will be entitled to redeem the Rights at one cent per Right at any time before any such person hereafter acquires beneficial ownership of 15% or more of the outstanding Common Stock. If a person or group hereafter acquires 15% or more of the outstanding Common Stock of the Company, each Right will entitle its holder to purchase, at the Right's exercise price, a number of shares of Common Stock having a market value at that time of twice the Right's exercise price. Rights held by the 15% holder will become void and will not be exercisable to purchase shares at the bargain purchase price. If the Company is acquired in a merger or other business combination transaction after a person acquires 15% or more of the Company's Common Stock, each Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of the acquiring company's common shares having a market value at that time of twice the Right's exercise price. Any person currently owning in excess of 15% of the aggregate voting power of the Common Stock and Series AA Preferred Stock will not become an "Acquiring Person" until such person acquires beneficial ownership of additional shares of Common Stock. The Rights will expire in ten years.

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

    From the effective date of the Registration Statement to September 30, 1998, the Company incurred $6.2 million in underwriting discounts and commissions and $1.0 million in other related expenses. Total expenses incurred in connection with the offering were $7.2 million. The net proceeds of the offering, after deducting the foregoing expenses, were $85.1 million. No direct or indirect payments were made to directors, officers, or general partners of the Company or their associates, or to persons owning 10% or more of any class of equity securities of the Company and its affiliates.

    From the effective date of the Registration Statement to September 30, 1998, the Company estimates that it has used the net proceeds of the offering as follows: (i) temporary investment in marketable debt securities, $40.1 million; and (ii) working capital, $45.0 million.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

  EXHIBIT
  NUMBER                                   DESCRIPTION OF DOCUMENT
-----------  ------------------------------------------------------------------------------------
     10.34*  Consortium Agreement between Beckman Coulter, Inc. and Affymetrix dated July 31,
               1998.

     10.35   Letter Agreement between Beckman Coulter, Inc. and Affymetrix dated July 29, 1998.

        27   Financial data schedule.

------------------------

*   Confidential treatment requested.

    (b) Reports on Form 8-K.

    On September 29, 1998, the Company filed a Report on Form 8-K announcing that it had changed its state of incorporation from California to Delaware.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 16, 1998

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

                                AFFYMETRIX, INC.
                                 EXHIBIT INDEX
                               SEPTEMBER 30, 1998

  EXHIBIT
  NUMBER                                             DESCRIPTION OF DOCUMENT
-----------  --------------------------------------------------------------------------------------------------------
    10.34*   Consortium Agreement between Beckman Coulter, Inc. and Affymetrix dated July 31, 1998.

     10.35   Letter Agreement between Beckman Coulter, Inc. and Affymetrix dated July 29, 1998.

        27   Financial data schedule.

------------------------

*   Confidential treatment requested.