Form 10-K405
period 1998-12-31
AFFYMETRIX INC
filed 1999-03-31
CIK 913077

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-28218

                            ------------------------

                                AFFYMETRIX, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                             77-0319159
      (State or other jurisdiction of                 (IRS Employer
       incorporation or organization)            Identification Number)

   3380 CENTRAL EXPRESSWAY, SANTA CLARA,                  95051
                 CALIFORNIA                            (Zip Code)
  (Address of principal executive offices)

                                 (408) 731-5000
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                              Common Stock, $0.01

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of voting Common Stock held by non-affiliates of the registrant (based on the closing price for the Common Stock on the Nasdaq National Market on March 24, 1999) was approximately $587.6 million. As of March 24, 1999, 24,156,308 shares of Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain sections of the Proxy Statement to be filed in connection with the 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K Report where indicated.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                AFFYMETRIX, INC.
                                   FORM 10-K
                               DECEMBER 31, 1998

                               TABLE OF CONTENTS

                                                                                                                  PAGE NO.
   ITEM                                                                                                         -------------
   -----
                                                          PART I
        1.   Business.........................................................................................            1
        2.   Properties.......................................................................................           40
        3.   Legal Proceedings................................................................................           40
        4.   Submissions of Matters to a Vote of Security Holders.............................................           42

                                                          PART II
        5.   Market for Registrant's Common Equity and Related Stockholder Matters............................           42
        6.   Selected Financial Data..........................................................................           43
        7.   Management's Discussion and Analysis of Financial Condition and Results of Operations............           44
       7A.   Quantitative and Qualitative Disclosure About Market Risk........................................           49
        8.   Financial Statements and Supplementary Data......................................................           50
        9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............           70

                                                         PART III
       10.   Directors and Executive Officers of the Registrant...............................................           70
       11.   Executive Compensation...........................................................................           70
       12.   Security Ownership of Certain Beneficial Owners and Management...................................           70
       13.   Certain Relationships and Related Transactions...................................................           70

                                                          PART IV
       14.   Exhibits, Financial Statement Schedule, and Reports on Form 8-K..................................           71
             Signatures.......................................................................................           75

                                     PART I

ITEM 1. BUSINESS

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

    Affymetrix is recognized as a worldwide leader in the field of DNA chip technology. The Company has developed and intends to establish its GeneChip-Registered Trademark- system as the platform of choice for acquiring, analyzing and managing complex genetic information in order to improve the diagnosis, monitoring and treatment of disease. The Company's GeneChip system consists of disposable DNA probe arrays containing gene sequences on a chip, certain reagents for use with the probe arrays, a scanner and other instruments to process the probe arrays, and software to analyze and manage genetic information from the probe arrays. The Company commenced commercial sales of the GeneChip system for research use in April 1996 and currently sells its products to pharmaceutical and biotechnology companies, academic research centers and clinical reference laboratories.

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

GENETIC VARIABILITY

    The diversity of living organisms results from variability in their genomes. Variability stems from differences in the sequences of genes and from differences in levels of gene expression. In order to understand how genetic variation causes disease, scientists must compare both sequence variation and expression patterns of genes from healthy and diseased individuals. Currently, these efforts are laborious, time consuming and expensive. The Company believes that its GeneChip technology will simplify, accelerate and reduce the cost of analyzing genetic variability (both sequence and expression) and lead to new opportunities in disease management.

SEQUENCE VARIABILITY

    Changes in the sequences of normal genes may be introduced by environmental or other factors, such as errors in replication of genes. These changes are known as polymorphisms, and the affected genes can be passed from generation to generation. In some cases, polymorphisms have no or an undetectable effect on the biology of the organism. However, in other cases, polymorphisms can result in the altered function or expression of the protein encoded by the gene. Such polymorphisms are normally referred to as mutations. Mutations in single genes have been associated with diseases such as cystic fibrosis and sickle cell anemia, while mutations in multiple genes have been associated with diseases such as cancer and diabetes. By screening for polymorphisms, researchers seek to correlate variability in the sequence of genes with a specific disease. By sequencing genes of interest from a large number of healthy and diseased persons, researchers are able to correlate specific gene polymorphisms with the disease. However, a typical polymorphism association project on one disease might require sequencing 100 genes of 3,000 nucleotide bases each in up to 500 patients, or a total of 150 million bases. Currently, such high volume polymorphism screening is performed with gel-based sequencing, which is labor intensive and costly. The Company believes that its GeneChip technology will have advantages over conventional gel-based techniques for performing large genetic correlation studies and has initiated a high throughput polymorphism discovery and database project as well as product development initiatives to enable researchers to identify these correlations.

EXPRESSION VARIABILITY

    Differences in the genes expressed in a given cell, as well as the timing and levels of their expression, are another basis for genetic variability. Although most cells contain an organism's full set of genes, each cell expresses only a small fraction of this set in different quantities and at different times. The expression of the wrong or defective genes, or the overexpression or underexpression of normal genes have been associated with human diseases, as well as treatment failures in specific patient populations. By identifying genes that are differentially expressed in particular diseases or patient populations, new targets can be identified and validated for which new therapies can then be developed. Expression monitoring may also help demonstrate the likely effectiveness of new as well as existing therapeutic agents and lead to the development of new therapeutics and diagnostic tools. The effectiveness of monitoring gene expression is a function of the quality of the cell population being studied, the number of genes that can be monitored simultaneously, the sensitivity of the method (ability to measure small changes or low levels of gene expression) and the ability of the method used to provide quantitative information. Before the advent of DNA array techniques, relative levels of gene expression were monitored primarily through a costly and time-consuming process of sequencing many copies of each gene. The Company believes new DNA array technologies such as its GeneChip system will have significant advantages over older expression profiling techniques. Furthermore, the Company believes its GeneChip technology offers significant advantages over other DNA array technologies.

OPPORTUNITIES ARISING FROM GENETIC VARIABILITY

    The analysis of genetic variability in organisms is revealing polymorphisms and differences in gene expression levels that correlate with diseases, prognoses for diseases, and likely therapeutic outcomes. Understanding this variability provides new opportunities for therapeutic intervention that can be more narrowly focused and therefore safer and more efficacious than drugs that affect more biological pathways. The Company believes that by providing a powerful tool to identify appropriate pathways for therapeutic intervention, evaluate lead compounds, and assess the efficacy and toxicology of these compounds on biological systems, the GeneChip system can facilitate the drug discovery process and improve the effectiveness and efficiency of health care.

    In addition to revealing opportunities for the discovery and development of new therapeutics, understanding of sequence and expression variability in organisms may have the potential to effect a major paradigm shift in disease management and the diagnostics industries. These highly competitive industries are currently characterized by low margins and large barriers to entry, with substantial pressure to reduce prices exerted by health care providers. Further, information available from many current diagnostic tests often provides insufficient information as to the etiology, prognosis, and potential treatment options for a particular clinical presentation.

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

BUSINESS STRATEGY

    Affymetrix' strategy is to capitalize on its leadership position in the DNA probe array field by applying its GeneChip technology to three primary areas: gene expression monitoring, polymorphism analysis and disease management. The Company is commercializing its GeneChip probe array technology for sale to pharmaceutical and biotechnology companies, academic research centers and clinical reference laboratories by demonstrating its advantages over other tools used for complex genetic analysis.

GENE EXPRESSION MONITORING

    Gene expression monitoring is a valuable tool for identifying correlations between genes, their biological function and disease. To facilitate the monitoring of gene expression, the Company designs and manufactures probe arrays with single stranded DNA molecules that are complementary to sequences within a gene of interest. By synthesizing specific probes for multiple genes on a single probe array, the Company enables researchers to quickly, quantitatively and simultaneously monitor the expression of a large number of genes of interest. By monitoring the expression of such genes under different conditions and at different times, researchers can use the probe arrays to understand the dynamic relationship between gene expression and biological activity. The Company believes that such information will be an important tool in the understanding of gene function and the development of new drugs and disease management tools.

    The Company is currently selling a portfolio of custom and standard expression monitoring GeneChip arrays. The Company's current offering of standard arrays include products that monitor the expression of the majority of full length and partial gene sequences contained in publicly available sequence databases that correspond to human, mouse and yeast organisms. Affymetrix is also developing directed probe arrays to monitor the expression of specific collections of genes believed to be highly relevant to particular biological conditions such as cancer and toxicology.

    Affymetrix is commercializing the expression monitoring applications of its GeneChip technology for use in identifying and validating novel targets for drug discovery broadly to pharmaceutical, biotechnology, and academic research organizations. The Company offers a variety of sales programs to its GeneChip technology, such as the high-volume EasyAccess-TM- Silver and Gold subscription packages.

    All of the Company's sales programs for its expression monitoring applications center around a pricing model that reflects the performance specifications, the number of data points and value of the gene collections being monitored on a particular GeneChip probe array. Actual pricing of the GeneChip expression probe arrays under this model depends on a number of additional factors, including the magnitude of the customer's research effort and volume commitments to the Company, whether intellectual property is to be retained, shared or disclosed, whether the Company provides custom chip design or screening services to a customer, whether the customer intends to offer screening services or sell databases and the amount of any up-front fees, milestones, royalties or other payments to be received by the Company.

    Under the Company's EasyAccess program, customers commit to make certain cash payments to Affymetrix in exchange for the right to purchase GeneChip arrays and related technologies and licenses from Affymetrix on preferred terms for a defined period of time. In general, the larger the cash payment and the longer the commitment made by a customer, the greater the discount Affymetrix offers that customer on its products and technology. The Company currently has more than 80 customers. Table 1 sets forth a selected list of customers with whom the Company has existing supply agreements for GeneChip expression monitoring arrays.

TABLE 1. SUMMARY OF AFFYMETRIX EXPRESSION PROFILING CUSTOMERS

                      CUSTOMER                                ACCESS PACKAGE                     DATE
----------------------------------------------------  ------------------------------  ---------------------------
F. Hoffmann-La Roche, Ltd...........................         EasyAccess Gold          August 1997
Genetics Institute/American Home Products
  Corporation.......................................         EasyAccess Gold          January1998/March 1998
Hoechst Marion Roussel, Inc. .......................         EasyAccess Gold          December 1998
Eos Biotechnology, Inc. ............................         EasyAccess Gold          April 1998
Gene Logic Inc. ....................................  GeneChip Databases and Service  January 1999
                                                                Agreement
Rhone Poulenc Rorer, Inc. ..........................        EasyAccess Silver         April 1998
Parke-Davis (a division of the Warner-Lambert
  Company)..........................................        EasyAccess Silver         July 1998
Astra AB............................................        EasyAccess Silver         March 1999
Pfizer, Inc.........................................        EasyAccess Silver         March 1999
Howard Hughes Medical Institute.....................       Academic EasyAccess        April 1998
Eli Lilly and Company...............................         Platform Access          September 1998
Genencor International, Inc. .......................         Platform Access          May 1998
Glaxo Wellcome, Inc. ...............................         Platform Access          April 1997
Merck & Co. ........................................         Platform Access          September 1997
Pharmacia & Upjohn, Inc. ...........................         Platform Access          June 1998
Pioneer Hi-Bred International, Inc. ................         Platform Access          May 1997
Sanofi Recherche....................................         Platform Access          February 1998
Schering AG.........................................         Platform Access          September 1998

POLYMORPHISM ANALYSIS

    As genes in the human genome are identified, sequenced and mapped, the value of understanding the variability of sequences in these genes increases. Researchers must determine the normal sequence of the gene, which mutations or polymorphisms exist, and whether these variations correlate with a disease. This currently requires the sequencing of samples from a large number of affected and unaffected individuals. Furthermore, during clinical trials, the Company believes that pharmacogenomics (the understanding of the impact that genetic variation has on therapeutic effectiveness and toxicity) will become increasingly important. Using sequence checking strategies developed by the Company, Affymetrix believes that its GeneChip probe arrays could significantly reduce the cost and time required for high-volume polymorphism analysis, which is currently performed through more labor intensive sequencing techniques.

    Affymetrix has initiated a high throughput screening effort aimed at discovering some of the most common polymorphisms in full-length genes. Alone and through a series of collaborations with academic and commercial partners, the Company has identified approximately 10,000 polymorphisms to date, principally in genes potentially implicated in disease, genes associated with toxic drug reactions, and genes that are existing drug targets. As these efforts progress, specific polymorphisms can be encoded on GeneChip probe arrays and used for broad-based genotyping studies of these potentially important genes.

    The Company has initiated product research and development efforts on several genotyping probe arrays and formed collaborations to accelerate the development of its polymorphism databases and genotyping products. The first such GeneChip mapping array, the GeneChip HuSNP, is currently in beta testing. If successful, the Company expects to commercialize the HuSNP probe array broadly. The Company intends to market this and other polymorphism analysis probe arrays to customers to facilitate genetic mapping and disease association studies.

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

    To further its disease management strategy, Affymetrix has established partnerships and customer relationships with leading academic researchers, clinical reference laboratories and pharmaceutical and biotechnology companies. To date, the Company has introduced three disease management GeneChip assays for the research and clinical reference markets: the HIV, p53 and CYP450 GeneChip products. These products provide sequence variation information from the reverse transcriptase and protease genes of HIV, the p53 tumor suppressor gene, and variants of two human cytochrome p450 genes, respectively.

    Affymetrix believes that before its GeneChip probe arrays can become widely used tools in disease management, significant additional research including clinical trials supporting FDA registration may be required. Furthermore, additional instrumentation and automation will need to be developed to allow for handling large volume testing anticipated in the clinical diagnostic setting. The Company has formed collaborations and intends to further partner with, or license technology to, established diagnostic companies to develop, seek regulatory approval, and commercialize probe arrays and instrumentation for broader clinical use of disease management probe arrays.

    In bacteriology, the Company has entered into exclusive collaborative development agreements and an associated supply agreement for probe arrays with bioMerieux Vitek, Inc. ("bioMerieux") to identify the species and drug resistance profiles of bacteria causing human infection. The agreements also allow for the development of DNA probe arrays for clinical diagnostic tests in the fields of HIV and food and industrial testing on a non-exclusive basis. Under the collaboration, bioMerieux is expected to rely on the current Affymetrix supplied instrumentation for its initial commercialization efforts while it also develops next generation instrumentation for the use of these probe arrays.

    In the virology and cancer fields, the Company has entered into a non-exclusive collaborative development agreement with Roche Molecular Systems, Inc. ("Roche Molecular Systems") to initially develop probe array-based diagnostic products that analyze genes present in the HIV virus and in the p53 tumor suppressor gene. Under the terms of the agreement the parties will collaborate to develop these and other mutually agreed upon arrays directed to other selected genes as well as associated instrumentation and reagents.

    Affymetrix also entered into a series of agreements in July 1998 with Beckman Coulter, Inc. ("Beckman") that gives Beckman the right to develop probe array based diagnostic products that would use the Company's GeneChip technology.

TECHNOLOGY

    Affymetrix' GeneChip probe array technology and systems integrate semiconductor fabrication techniques, solid phase chemistry, molecular biology, software and robotics. The Company's GeneChip system consists of several integrated components: disposable DNA probe arrays containing genetic information on a chip housed in a cartridge, reagents for extracting and labeling target nucleic acid, a fluidics station for introducing the test sample to the probe arrays, a hybridization oven for optimizing the binding of samples to the probe arrays, a scanner to read the fluorescent image from the probe arrays, and software to control the instruments and to analyze and manage the genetic information.

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

    The Company uses photolithography to synthesize a large variety of predetermined DNA sequences simultaneously in specific locations on a glass chip. Photolithography is a technique which uses light to create exposure patterns on the glass chip and induce chemical reactions. The process begins by coating the chip with light-sensitive chemical compounds that prevent chemical coupling. The light sensitive compounds are called protecting groups. Lithographic masks, which consist of predetermined patterns that either block or transmit light, are used to selectively illuminate the glass surface of the chip. Only those areas exposed to light are deprotected and thus activated for chemical coupling through removal of the light-sensitive protecting groups. The entire surface is then flooded with a solution containing the first in a series of DNA building blocks (A, C, G or T). Coupling only occurs in those regions which have been deprotected through illumination. The new DNA building block also bears a light-sensitive protecting group so that the cycle can be repeated. This process of exposure to light and subsequent chemical coupling can be repeated on the same chip in order to generate an array of DNA sequences. The intricate illumination patterns allow the Company to build high-density arrays of many diverse DNA sequences in a small area. The Company can manufacture a large number of identical or different DNA probe arrays on a glass wafer, which is then diced into individual probe arrays.

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

    The function of each single-stranded probe on the GeneChip probe array is to bind to its complementary single strand of DNA or RNA from a biological sample. Each feature on the GeneChip probe array contains identical copies of a single strand of DNA. The nucleic acid to be tested is isolated from a sample, such as blood or biopsy tissue, and fluorescently labeled by one of several standard biochemical methods. The labeled test sample is then washed over the probe array. When scanned by the laser, the test sample generates a fluorescent signal. Sequence variation or the concentration of the nucleic acid sample can be determined by detecting the relative strength of these signals since the sequence and position of each complementary DNA probe on the probe array is known.

INSTRUMENTATION

    The fluidics station controls the exposure of the test sample to the probe array and, in certain applications, the introduction of the sample on to the probe array. A technician uses the fluidics station to control the delivery of reagents and the timing and temperature required for hybridization of the test sample to the probe array. The process concludes with a reagent wash that leaves only the hybridized test sample bound to the probe array. The fluidics station can process four probe arrays simultaneously. In certain applications, a hybridization oven is used to control the temperature required for exposure of the test sample to the probe array.

    After completion of hybridization on the fluidics station, the technician places the cartridge in the scanner which reads the probe array. The scanner consists of a laser, high-resolution optics, robotics to position and scan the cartridge, a fluorescence detector and an interface to a personal computer. The label on the test sample emits fluorescent signals when exposed to the light from the laser. The intensity of the fluorescent signal is recorded by the scanner and stored in the computer. The current scanner, which was developed in collaboration with Hewlett-Packard Company ("Hewlett-Packard") and introduced in April 1997, can read 1.28 cm by 1.28 cm probe arrays with up to 400,000 features in a few minutes.

SOFTWARE

    The GeneChip operating system software is supplied as part of the integrated system and runs on an IBM compatible platform. The fluorescence intensity data captured from the scanner are used in conjunction with computer files containing the probe sequence and location of all the probes on the probe array to determine the expression level of a particular gene or locate nucleotide sequence variations of the test sample. The GeneChip Expression Data Mining Tool ("EDMT") and Laboratory Information Management System ("LIMS") software products allow for sophisticated analyses of gene expression results and provide a means of linking and integrating this information with other databases.

COLLABORATIVE PARTNERS AND LICENSEES

    The Company's strategy is to establish the GeneChip system as the platform of choice for analyzing complex genetic information, expand the applications of the Company's technology, acquire access to complementary technologies and resources, and enable complementary technologies in the gene expression monitoring field by licensing third parties under its patent estate. Accordingly, the Company has entered into and intends to enter into additional collaborative and licensing agreements to further this strategy. Table 2 sets forth a selected list of collaborators with whom the Company has existing agreements, the related products and programs and the commencement dates of the most recent agreement.

TABLE 2. SUMMARY OF AFFYMETRIX COLLABORATORS AND LICENSEES

                   COMPANY                                           TYPE                              DATE
----------------------------------------------  ----------------------------------------------  ------------------
Amersham Pharmacia Biotech, Ltd.                Sales agency agreement                          December 1997

Amersham Pharmacia Biotech, KK                  Sales distribution agreement                    October 1998

Beckman Coulter, Inc.                           OEM supply of GeneChip arrays for disease       July 1998
                                                management products; non-light directed array
                                                commercialization license

bioMerieux Vitek, Inc.                          Bacteriology and virology disease management    January 1998
                                                products; industrial and food testing products

Bristol-Myers Squibb Company, Millennium        Functional genomics and polymorphism discovery  April 1997
  Pharmaceuticals, Inc., Whitehead Institute

Enzo Diagnostics, Inc.                          Labeling kits                                   April 1998

Eos Biotechnology, Inc.                         Internal use license                            January 1999

Gene Logic, Inc.                                Oncology testing services; GeneChip databases   January 1999
                                                and services

Genetic Analysis Technology Consortium          Establish standards for DNA Array based         December 1997
                                                products

Hewlett-Packard Company                         Scanner supply                                  February 1997

Molecular Applications Group, Inc.              Bioinformatics tools                            August 1998

Molecular Dynamics, Inc.                        Spotted array commercialization license         December 1997

Roche Molecular Systems, Inc.                   HIV and p53 disease management arrays           February 1998

Rosetta Inpharmatics, Inc.                      Internal use license                            December 1998

AMERSHAM PHARMACIA BIOTECH, LTD.

    In December 1997, the Company entered into a non-exclusive sales representation agreement with Amersham Pharmacia Biotech, Ltd. ("Amersham Pharmacia Biotech"). Under the agreement, Amersham Pharmacia Biotech's sales representatives solicit orders for Affymetrix' products from prospective customers in the pharmaceutical and biotechnology industries and the academic research community in North America and Western Europe. The Company pays Amersham Pharmacia Biotech transaction processing fees as well as a percentage of product sales up to a maximum annual amount as a sales agency fee. In October 1998, the Company entered into a non-exclusive distribution agreement with Amersham Pharmacia Biotech KK ("Amersham Pharmacia Biotech KK") for the marketing and sale of the Company's products in Japan. Under this agreement, Amersham Pharmacia Biotech KK purchases GeneChip technology directly from the Company and is responsible for marketing and selling the technology to its customers in Japan.

BECKMAN COULTER, INC.

    In July 1998, the Company entered into a series of agreements with Beckman that give Beckman licenses to commercialize probe arrays manufactured using certain technologies other than light directed synthesis, and an original equipment manufacturer ("OEM") supply agreement for products that use the Company's GeneChip technology. BCI will pay Affymetrix transfer prices and royalties on sales of these products as specified in the agreements. The agreements also provide Affymetrix with a path to obtain a license to commercialize DNA arrays under certain patents, including patents covering inventions by Professor Edwin Southern of Oxford University.

BIOMERIEUX VITEK, INC.

    In September 1996, the Company and bioMerieux entered into a five-year collaborative development agreement and associated supply agreement for probe arrays to identify the species and drug resistance profiles of bacteria causing human infection in a clinical setting. As part of the collaboration, bioMerieux is developing instrumentation for the use of these probe arrays in a clinical diagnostic setting. The agreement provides that the Company will not market or provide probe arrays for such tests to others that are in a format that would reasonably be considered approvable by the FDA for clinical diagnostic use. Under the terms of the agreements, bioMerieux provides research and development support and will make payments to Affymetrix upon achievement of certain milestones. Three such milestones have been met to date. In addition, bioMerieux will pay specified prices for the supply of probe arrays and royalties on any resulting products. In December 1997 and January 1998, bioMerieux and the Company expanded their collaboration to include the non-exclusive development of DNA probe arrays for clinical diagnostics tests in the fields of HIV and food and industrial testing, respectively. As a result of this expansion of the collaboration, bioMerieux has made certain option exercise payments to the Company.

BRISTOL-MYERS SQUIBB, MILLENNIUM PHARMACEUTICALS AND WHITEHEAD INSTITUTE CONSORTIUM

    In April 1997, the Company, Bristol-Myers Squibb Company ("BMS") and Millennium Pharmaceuticals, Inc. ("Millennium") entered into a corporate consortium to fund a five-year research program in functional genomics at the Whitehead Institute of the Massachusetts Institute of Technology. The program, under the direction of Dr. Eric S. Lander, Director of the Whitehead Institute, seeks to advance the development of gene-based technologies for research and health care.

    Under the terms of the consortium agreement, Affymetrix, BMS and Millennium are supporting a program of research initiated by scientists at the Whitehead Institute to develop the next generation of genomics technologies for the scientific community. The three companies will provide funds and technology totaling approximately $8.0 million per year for five years to the Whitehead Institute. Scientists at the companies will also collaborate with scientists at the Whitehead Institute to identify novel genetic markers and develop new genomics tools. In return, Affymetrix, BMS and Millennium will receive certain licensing rights to inventions made through efforts funded by the consortium or emerging from the use of contributed technology, subject to the payment of cross royalties. Affymetrix has exclusive rights to commercialize consortium inventions related to nucleic acid probe arrays and joint rights with Millennium to commercialize diagnostic products and services and certain other products that may arise from the consortium.

ENZO DIAGNOSTICS, INC.

    In April, 1998, Affymetrix and Enzo Diagnostics ("Enzo") entered into an collaboration and exclusive supply agreement for certain labeling kits used in the preparation of samples to be analyzed on GeneChip arrays. Under the agreement, Enzo is developing and supplying certain labeling kits to Affymetrix.

EOS BIOTECHNOLOGY, INC.

    In January 1999, Affymetrix granted Eos Biotechnology, Inc. ("Eos") a non-exclusive internal use license for DNA arrays manufactured with mechanical spotting techniques. The license was granted to Eos under preferred terms that are available to Affymetrix' EasyAccess customers.

GENE LOGIC, INC.

    In January 1999, Affymetrix and Gene Logic, Inc. ("Gene Logic") entered into an agreement to develop and commercialize GeneChip expression databases generated using GeneChip arrays as well as to offer GeneChip expression services. Under the agreement, Gene Logic pays Affymetrix annual subscription fees and purchases GeneChip arrays to be used in developing the database. After the achievement of certain commercial milestones, Gene Logic will pay Affymetrix a royalty on subscription fees paid in exchange for access to the database. The agreement also allows Gene Logic to offer third parties a screening service using GeneChip expression arrays.

GENETIC ANALYSIS TECHNOLOGY CONSORTIUM

    In December 1997, the Company and Molecular Dynamics, Inc. formed the Genetic Analysis Technology Consortium ("GATC"), a standards setting body charted to define a uniform set of specifications to allow for the interoperability of chips, readers, reagents, software and data generated using GATC compliant products. The GATC has been formed to allow for additional members to join the GATC and participate in setting interoperability standards, as well as to certify non-members' products as GATC compliant. In January 1998 and March 1999, privately held Pangea, Inc., and Spotfire, Inc., announced their intentions to produce software products that are GATC compliant.

HEWLETT-PACKARD

    The Company entered into a collaborative agreement with Hewlett-Packard in November 1994, which was amended in February 1997 and December 1998. Under the terms of the amended agreement, Hewlett-Packard manufactures and sells the array scanner to Affymetrix on an OEM basis. The agreement also provides for cooperation between Affymetrix and Hewlett-Packard for worldwide distribution and instrument services. Pursuant to the agreement, Hewlett-Packard is required to supply all of the Company's forecasted requirements for scanners until February 2003 and Affymetrix is required to purchase a minimum number of scanners from Hewlett-Packard during the same period.

MOLECULAR APPLICATIONS GROUP, INC.

    In August 1998, Affymetrix and Molecular Applications Group, Inc. ("MAG") entered into a collaboration to develop GATC compliant bioinformatics tools to facilitate the analysis of GeneChip expression data and other bioinformatic applications. Under the collaboration, a portion of MAG's efforts are being funded by Affymetrix under its Advanced Technology Program grant.

MOLECULAR DYNAMICS, INC.

    In December 1997, the Company entered into a ten year, non-exclusive, worldwide, royalty bearing license agreement with Molecular Dynamics, Inc. ("Molecular Dynamics"). Under the license agreement, Molecular Dynamics was granted rights to certain Affymetrix technology for commercializing low and medium density mechanically spotted DNA arrays and related instrumentation. Affymetrix also obtained rights to certain Molecular Dynamics patents. Molecular Dynamics is obligated to pay Affymetrix royalties on sales of its products covered by the licenses.

ROCHE MOLECULAR SYSTEMS, INC.

    In February 1998, the Company entered into a non-exclusive collaborative development agreement with Roche Molecular Systems to initially develop probe array-based diagnostic products that analyze genes present in the HIV virus and in the p53 tumor suppressor gene. Under the terms of the agreement the parties will collaborate to develop these and other mutually agreed upon arrays directed to other selected genes, as well as associated instrumentation and reagents. Affymetrix will manufacture arrays for use in the products and Roche Molecular Systems will conduct clinical trials, manage regulatory submissions and market and sell the products. Under the terms of the agreement, Roche Molecular Systems and the Company are funding their respective work efforts as mutually agreed and will share revenues and profits based on specified terms in the agreement.

ROSETTA INPHARMATICS, INC.

    In December 1998, Affymetrix granted Rosetta Inpharmatics, Inc. ("Rosetta") a non-exclusive internal use license for DNA arrays manufactured with ink jet and mechanical spotting techniques. Under the three year agreement, Rosetta has and will make annual license payments to Affymetrix based on the number of array-based experiments it intends to conduct and the magnitude of Rosetta's research budget.

GRANTS

    The Company's research and development efforts have been supported in part by government grants, including grants from the U.S. Department of Commerce Advanced Technology Program ("ATP") and the National Institutes of Health ("NIH").

ADVANCED TECHNOLOGY PROGRAM (UNITED STATES DEPARTMENT OF COMMERCE)

    In October 1994, the Company and Molecular Dynamics, a wholly owned subsidiary of Amersham Pharmacia Biotech were awarded a $31.5 million, five-year matching grant under the ATP within the National Institute of Standards and Technology to develop a miniaturized DNA diagnostic device. Pursuant to the grant, up to $20.8 million is designated for the Company and its subcontractors and partners and $10.7 million for Molecular Dynamics and its subcontractors subject to the requirement of each company to match such funding. The grant specifies the development of an advanced miniaturized nucleic acid diagnostic device intended to reduce the costs and increase the speed and reliability of DNA analysis. The device would be intended for use in point-of-care settings, such as hospitals, clinics and doctors' offices and would require FDA approval. The Company has developed a prototype of the device and is pursuing further development. There can be no assurance that the device will be successfully developed or, if developed, that it will receive regulatory approval or be successfully marketed.

    The research agreements between the Company and its subcontractors and additional partners under the ATP grant (the University of California, Stanford University, the University of Washington and MAG) require that these parties assign the rights to any project inventions made by them to the Company, subject to specified royalty payments. The ATP agreement provides that the Company and Molecular Dynamics retain rights in their respective fields to intellectual property developed as part of the project.

    The ATP grant is administered by the United States Department of Commerce. As of December 31, 1998, the Company had recognized $12.2 million in revenue under the ATP grant. The grant is subject to yearly appropriations by the United States Congress for the ATP program. Funding of the ATP grant expires in January 2000 and the 1999 budget has not yet been approved. As a consequence, there can be no assurance that funding for the ATP program will not be reduced or eliminated at any time. The reduction or elimination of the ATP grant could have a material adverse effect on the Company's business, financial condition and results of operations.

NATIONAL INSTITUTES OF HEALTH

    In August 1995, the Company was awarded a $5.5 million, three-year grant from the NIH National Center for Human Genome Research. As of August 1998, the date of the expiration of the grant, the Company had recognized revenue of $5.4 million related to the grant. Under the project, the Company was developing applications of DNA probe arrays for larger scale genetic analysis and supporting a laboratory at the Company for use by outside researchers. The grant also included a subcontract with Stanford University to research and develop certain DNA probe array technology.

SMALL BUSINESS INVESTMENT RESEARCH ("SBIR")

    The Company receives limited funding from the SBIR program. In 1998, the Company recognized $0.6 million in revenues under such programs. It is expected that such programs will not continue significantly into the future as a result of the Company's growth.

MANUFACTURING

    The Company's current strategy is to manufacture its disposable DNA probe arrays, fluidics stations and software in-house and contract with third-party suppliers to manufacture scanners, hybridization ovens and certain reagents for its GeneChip system.

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

    The Company is currently manufacturing limited quantities of probe arrays for internal and collaborative purposes and for sale to the research market. Currently, the Company has physical capacity under optimal conditions to produce more than 6,000 wafers annually at its existing manufacturing facility located in Sunnyvale, California. Portions of the Company's production capacity are limited to certain types of probe arrays. The actual number of probe arrays the Company is able to sell or use depends on the utilization of this capacity and the yield of probe arrays that pass quality control testing as well as the number of probe arrays manufactured on each wafer. The Company has experienced and continues to experience variability in the manufacturing yield of its GeneChip products. In addition, there are certain aspects of the Company's manufacturing processes that are not fully understood and that may not be readily scalable to allow for production of probe arrays in larger volumes. As a consequence, the Company has experienced and anticipates that it will continue to experience difficulties in meeting anticipated customer and internal demand for certain of its probe array products. These difficulties in meeting probe array demand have had an impact on the Company's gross margin and business in the past and could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has purchased and intends to purchase additional capital equipment for its Sunnyvale facility to both increase production capacity and increase the flexibility of this capacity to produce a broader range of products. The Company has also purchased land and built a second manufacturing facility in West Sacramento, California, which will further increase the Company's manufacturing capacity and flexibility and reduce operating risks. The Company expects this facility to be operational in the second half of 1999. There can be no assurance that manufacturing and quality control problems will not arise as the Company attempts to scale-up its manufacturing facilities or that such scale-up can be achieved in a timely manner or at commercially reasonable costs. If the Company is unable to consistently manufacture probe arrays on a timely basis because of these or other factors, its business, financial condition and results of operations would be materially adversely affected.

    The GeneChip system is a complex set of products and includes DNA probe arrays, which are produced in an innovative and complicated manufacturing process. The Company tests only selected probe arrays from each wafer and only selected probes on such probe arrays. The Company therefore relies on internal quality control procedures, including controls on the manufacturing process and sample testing, to verify the correct completion of the manufacturing process. In addition, the Company and its customers rely on the accuracy of genetic sequence information contained in databases upon which the Company's products are based. It is therefore possible that probe arrays that do not meet all of the Company's performance specifications may not be identified before they are shipped. After the probe arrays are shipped, only selected probes may be tested by the customer. Due to the complexity and limited operating history of these products, the Company has experienced technical problems and anticipates that additional technical problems will occur and be discovered as more systems are placed into operation. The inability of the Company to timely deliver acceptable products would likely adversely affect the Company's relationship with its customers, and have a material adverse effect on its business, its financial condition and results of operations.

    The Company relies on Hewlett-Packard to manufacture and service its scanners and on Enzo to manufacture certain reagents used with probe arrays. The Company's scanner, introduced in April 1997, is obtained from Hewlett-Packard under a supply agreement that expires in 2003. The Company is dependent on Hewlett-Packard for quality testing and service of this instrument. Certain labeling kits needed to process samples on GeneChip probe arrays are supplied to the Company by Enzo under a supply agreement that expires in 2001. Affymetrix is obligated to purchase its requirements of certain labeling kits from Enzo.

    Certain key parts of the GeneChip system, such as the scanner, certain reagents kits and lithographic masks as well as certain raw materials used in the synthesis of probe arrays, are currently available only from a single source or a limited number of sources. No assurance can be given that scanners, reagents, lithographic masks or other components of the GeneChip system will be available in commercial quantities under acceptable terms. Even if alternative sources of supply are available, it could be time consuming and expensive for the Company to qualify new vendors. In addition, the Company is dependent on its vendors to provide components of appropriate quality and reliability and to meet applicable regulatory requirements. Consequently, in the event that supplies from these vendors were delayed or interrupted for any reason, the Company's ability to develop and supply its products could be impaired, which could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company must comply with the Food and Drug Administration's (FDA) regulations for sale of analyte specific reagents (ASRs) in the United States, International Standard Organization (ISO) standards for sale of products in Europe, as well as other standards prescribed by various federal, state and local regulatory agencies in the United States and other countries. Although the Company has filed an application for the registration of the manufacturing site for its arrays as ASRs, there can be no assurance that such registration can be maintained at reasonable costs.

    As the Company's technologies evolve, new manufacturing techniques and systems will be required. For example, it is anticipated that additional automated processing systems will be needed to meet the Company's future probe array manufacturing needs. As products requiring increased density are developed, miniaturization of the features on the arrays will be necessary, requiring new or modified manufacturing equipment and processes as well as new instrumentation, including new or modified scanners. Further, the Company's manufacturing equipment requires significant capital investment. Although the Company has built a second manufacturing facility, which it expects to become operational in the second half of 1999, the Company presently relies on a single manufacturing facility for its probe arrays, fluidics stations and software. This manufacturing facility is subject to natural disasters such as earthquakes and floods. The former are of particular significance since the manufacturing facility is located in an earthquake prone area. In the event that its manufacturing facility were to be affected by accidental or natural disasters, the Company would be unable to manufacture products for sale until the facility was replaced or restored to operation, which would have a material adverse effect on the Company's business, financial condition and results of operations.

    There can be no assurance that any of the foregoing problems with the Company's GeneChip products will be solvable or that any solutions can be achieved in a timely manner or at commercially reasonable costs.

SALES, MARKETING AND TECHNICAL SUPPORT

    The base price of the Company's GeneChip system (scanner, software, workstation, hybridization oven and fluidics station) starts at approximately $175,000. The Company is offering different sales programs for its expression monitoring and polymorphism analysis technologies centered upon a pricing model that is based on the performance specifications, number of data points and value of genetic information generated on a particular GeneChip probe array. Actual pricing depends on several factors, including: the magnitude of the research effort, whether the genes being analyzed are human or those of other organisms, whether intellectual property is to be retained, shared or disclosed, whether the Company provides custom probe array design or screening services to a customer and the amount of any up-front fees, volume commitments, milestones or other payments to be received by the Company. The Company's HIV probe arrays, currently being sold commercially for research use, are priced at $90 per array. The Company's p53 GeneChip assay is being sold for research use at $100 per array. The Company's p450 GeneChip assay is being sold for research use at $120 per array.

    The Company is currently directly marketing, and selling the GeneChip system and probe arrays for genomics and disease management applications to its customers and collaborators in North America and Western Europe. To augment these efforts the Company entered into a non-exclusive sales representation agreement with Amersham Pharmacia Biotech in December 1997. Under this agreement, Amersham Pharmacia Biotech's sales representatives solicit orders for Affymetrix products from prospective customers in the pharmaceutical and biotechnology industries and the academic research community in North America and Western Europe. The Company pays Amersham Pharmacia Biotech transaction processing fees as well as a percentage of product sales up to a maximum annual amount as a sales agency fee. In October 1998, the Company entered into an non-exclusive distribution agreement with Amersham Pharmacia Biotech KK for the sale and marketing of the Company's products in Japan. Under this agreement, Amersham Pharmacia Biotech KK purchases GeneChip technology directly from Affymetrix and is responsible for marketing and selling the technology to its customers in Japan.

    The Company's near term strategy is to commercialize the GeneChip system for research use only and to seek regulatory approval for and to commercialize GeneChip probe arrays for clinical use through partnerships with established firms in the diagnostics industry. The Company believes that the primary near-term market for genomics and disease management GeneChip applications will be pharmaceutical and biotechnology companies, academic research centers and clinical reference laboratories. Longer term, the Company believes that the primary market for its disease management GeneChip applications will be clinical diagnostic laboratories.

    Affymetrix has marketing, selling and technical support groups that promote and service its GeneChip products, which the Company intends to expand as necessary. In addition, the Company relies on third parties such as Hewlett-Packard to service the GeneChip scanner and to assist in its promotional activities. The Company also relies on Amersham Pharmacia Biotech for logistical support for product sales. The Company intends to expand its operations to reduce its dependence on Amersham Pharmacia Biotech for this support.

    The Company has experienced and anticipates long sales cycles to market the GeneChip system to its potential customers. There can be no assurance that the Company will be able to maintain existing relationships or establish additional agency or distribution arrangements to market and sell its products or that any such agreement will be successful. See "Risk Factors."

RESEARCH AND DEVELOPMENT

    The Company believes that substantial investment in research and development is essential to obtaining a long-term competitive position in the expression monitoring, polymorphism analysis and disease management fields. Affymetrix focuses on four types of research and development: basic research to explore and expand the potential uses of DNA probe arrays and to discover new technologies; applied research, primarily aimed at generating polymorphism databases and products; core technology development, such as the design of fully integrated systems for complex genetic information management; and novel manufacturing methods to improve the efficiency of the Company's probe array production processes.

BASIC RESEARCH

    Affymetrix' basic research efforts are focused on expanding the applications of the GeneChip technology and developing related new technologies. These efforts include development of new probe array products, improving the overall performance of the GeneChip assays, increasing information capacity per probe array and simplifying the process for conducting highly complex assays.

APPLIED RESEARCH

    Affymetrix is focusing its applied research efforts on the development of assays and databases to link genetic polymorphisms to human disease. The Company believes that such databases will ultimately lead to the discovery of novel therapeutics and the identification of diagnostic markers useful in cost-effective disease management. The Company has established relationships with several academic and commercial research organizations to identify genetic markers that can be used to design probe arrays that rapidly obtain high-resolution maps or genotypes of individual human genomes and thereby identify differences among those genomes that are characteristic of particular diseases.

CORE TECHNOLOGY DEVELOPMENT

    The Company conducts research in several core areas, including the development of miniaturized immobilized nucleic acid detection devices. The intent of these development programs is to create advanced systems for ascertaining and analyzing complex genetic information and products that can eventually be developed by diagnostic partners for use in hospitals, clinical reference laboratories and point-of-care testing.

NOVEL MANUFACTURING METHODS

    The Company conducts research aimed at improving the photolithographic manufacturing process currently employed in the production of the Company's GeneChip probe arrays. The Company is also pursuing research aimed at further improving its manufacturing technology. In the Company's photoresist manufacturing research program, the Company has demonstrated an ability to manufacture probe arrays with 5 micron feature sizes, as compared to the 24-50 micron feature sizes used on most of the Company's current probe arrays.

    The Company's research and development expenses for the years ended December 31, 1998, 1997 and 1996, were $35.9 million, $28.2 million and $18.8 million, respectively.

INTELLECTUAL PROPERTY

    Affymetrix has been issued 49 patents in the United States and holds numerous pending United States patent applications. Many of these patents and applications have been filed and/or issued in one or more foreign countries. Affymetrix also relies upon copyright protection, trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain its competitive position. The Company's success will depend in part on its ability to obtain patent protection for its products and processes, to preserve its copyrights and trade secrets, to operate without infringing the proprietary rights of third parties and to acquire licenses related to enabling technology or products used with the Company's GeneChip technology.

    The Company is party to various option, supply and license agreements with third parties (including Beckman, Enzo, Glaxo Wellcome, Molecular Dynamics, Stanford University, Scientific Generics, Ltd., Concordia University, The Imperial Cancer Research Foundation, New York Public Health Research Institute, Gene Logic, the University of California and Xenometrix, Inc.) which give it rights to use certain technologies. Failure of the Company to maintain rights to such technology could have a material adverse effect on the Company's business, financial condition and results of operations. For example, inability of the Company to exercise the option for the University of California technology relating to miniaturized Polymerase Chain Reaction ("PCR") devices or other option agreements under reasonable terms could have an adverse effect on the ability of the Company to sell integrated device products.

    The patent positions of pharmaceutical and biotechnology companies, including the Company, are generally uncertain and involve complex legal and factual questions. There can be no assurance that any of the Company's pending patent applications will result in issued patents, that the Company will develop additional proprietary technologies that are patentable, that any patents issued to the Company or its strategic partners will provide a basis for commercially viable products or will provide the Company with any competitive advantages or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the ability of the Company to do business. In addition, patent law relating to the scope of claims in the technology fields in which the Company operates is still evolving. The degree of future protection for the Company's proprietary rights, therefore, is uncertain. Furthermore, there can be no assurance that others will not independently develop similar or alternative technologies, duplicate any of the Company's technologies, or, if patents are issued to the Company, design around or invalidate the patented technologies developed by the Company. In addition, the Company expects to incur substantial costs in litigation to defend itself in patent suits brought by third parties and when it initiates such suits. In addition, administrative proceedings such as "interferences," in the United States Patent Office could substantially impact the scope of the Company's patent protection as well as result in the expenditure of substantial funds in legal fees. The Company has been notified that third parties are attempting to "copy" claims to provoke interferences with two of its issued U.S. patents. There can be no assurance the Company will prevail in such proceedings.

    The commercial success of the Company also depends in part on the Company neither infringing patents or proprietary rights of third parties nor breaching any licenses that may relate to the Company's technologies and products. For example, the Company, its collaborators and customers may need to acquire a license for an amplification technology to use the GeneChip system in certain applications, and there is no assurance that such a license will be available on commercially reasonable terms. Furthermore, the Company is aware of third-party patents that may relate to the Company's technology, including reagents used in probe array synthesis and in probe array assays, probe array scanners, synthesis techniques, polynucleotide amplification techniques, assays, and probe arrays. In addition, the Company has received and may in the future receive notices claiming infringement from third parties as well as invitations to take licenses under third party patents. There can be no assurance that the Company will not infringe on these patents or other patents or proprietary rights of third parties or that the Company would be able to obtain a license to such patents or proprietary rights on commercially acceptable terms, if at all.

    The Company is aware of patents and patent applications owned by Oxford Gene Technology, Ltd. that may relate to the Company's technology. The Company has opposed two such allowed European patents and such patents have also been issued in the United States. The Company is aware that other patents are pending and may issue. Certain of the applications have broad claims to certain array related technology. The Company has entered into a series of agreements with Beckman that it believes provide it with a path to obtain a license to these patents and patent applications. There can be no assurance that this series of agreements will not be challenged and that the Company will not be subject to infringement claims under these or other patents that could delay or preclude sales of some or all of its products, which would have a material adverse effect on the Company's business, financial condition and results of operations. If the agreements with Beckman were interpreted adversely to the Company or if the Company were required to obtain a license to any other patents, there can be no assurance that such licenses could be acquired on commercially acceptable terms, if at all.

    On March 3, 1997, Hyseq, Inc. ("Hyseq") filed a lawsuit in United States District Court for the Northern District of California (San Jose Division) alleging that Affymetrix' products infringe United States Patents 5,202,231 and 5,525,464. In addition, in December 1997, Hyseq filed a second action claiming that Affymetrix' products infringe a related patent, United States Patent 5,695,940. On August 18, 1998, the Company filed a lawsuit in Federal District Court in the Northern District of California (San Francisco Division) against Hyseq alleging infringement of U.S. Patent Nos. 5,795,716 and 5,744,305 ("'305"). On September 1, 1998 the Company added U.S. Patent No. 5,800,992 ("'992") to the complaint of infringement against Hyseq. The Hyseq action, which seeks damages based on the sale of Affymetrix' products and processes and seeks to enjoin commercial activities relating to those products and processes, and any other legal action against the Company or its collaborative partners claiming damages from on account of the sale of Affymetrix products and seeking to enjoin commercial activities relating to the affected products and processes could, in addition to subjecting the Company to potential liability for damages, require the Company or its collaborative partners to obtain a license in order to continue to manufacture or market the affected products and processes. While the Company believes that the Hyseq complaints are without merit, there can be no assurance that the Company will prevail in the Hyseq actions or that the Company or its collaborative partners will prevail in any other action, nor can there be any assurance that any license required would be made available on commercially acceptable terms, if at all. Furthermore, the Company has and is likely to continue to incur substantial costs and expend substantial personnel time in defending against the claims filed by Hyseq.

    On January 6, 1998, the Company filed a patent infringement action in the United States District Court for the District of Delaware (No. 98-6) alleging that certain of Incyte Pharmaceuticals, Inc.'s ("Incyte") and Synteni, Inc.'s ("Synteni") products infringe United States Patent 5,445,934 ("'934"). On September 1, 1998, the Company filed a complaint against Synteni and Incyte in Federal District Court in Delaware alleging infringement of the '305 Patent and the '992 Patent. These actions were transferred to the United States District Court for the Northern District of California on November 18, 1998 as case numbers C98-4507 and C98-4508, respectively. The actions seek to enjoin commercial activities of Incyte and Synteni relating to the Affymetrix patents and, in regard to the '992 Patent, seek a preliminary injunction. The motion for preliminary injunction is currently scheduled to be heard on April 30, 1999.

    There can be no assurance that Affymetrix will prevail in asserting its patent rights against Hyseq, Incyte, Synteni or others. The Company has and is likely to continue to incur substantial costs and expend substantial personnel time in asserting the Company's patent rights against Hyseq, Incyte, Synteni and others. Failure to successfully enforce its patent rights or the loss of these patent rights or others would remove a legal obstacle to competitors in designing probe array systems with similar competitive advantages to the GeneChip technology, which could have a material adverse effect on the Company's business, financial condition and operating results.

    On April 17, 1998 Incyte filed a response and counterclaim asserting the '934 Patent is invalid and not infringed. Also, on April 17, 1998, Incyte filed a counterclaim alleging that a patent license agreement entered into in December 1997 between Affymetrix and Molecular Dynamics interfered with an agreement between Incyte and Molecular Dynamics. In the counterclaim, Incyte alleges that the terms of the patent license to Molecular Dynamics prevented Molecular Dynamics from meeting its obligations to Incyte and is seeking damages from Affymetrix. On September 21, 1998, Incyte and Synteni filed an answer asserting various defenses to the lawsuits in relation to the '992 Patent and the '305 Patent, and asserted several counterclaims, namely a request for declaration of noninfringement and invalidity, an assertion of unfair competition, a request for a declaration that Synteni and Dari Shalon (a one time employee of Synteni) have not misappropriated any of Affymetrix' trade secrets, a claim of tortious interference with Incyte's and Synteni's economic advantage, a claim of slander of title of a patent and a claim of trade libel. Affymetrix believes the counterclaims are without merit. However, the Company has and is likely to continue to incur substantial costs and expend substantial personnel time in defending against any counterclaims filed by Incyte and Synteni. Failure to successfully enforce its patent rights or defend against counterclaims of Incyte, Synteni, or others could have a material adverse effect on the Company's business, financial condition and operating results.

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

    Others have filed and in the future are likely to file patent applications that are similar or identical to those of the Company or those of its licensors. To determine the priority of inventions, the Company will have to participate in interference proceedings declared by the United States Patent and Trademark Office that could result in substantial cost to the Company. The Company has been notified that third parties are attempting to "copy" claims to provoke interferences with two of its issued U.S. patents. No assurance can be given that any such patent application will not have priority over patent applications filed by the Company.

    The enactment of legislation implementing the General Agreement on Trade and Tariffs has resulted in certain changes in United States patent laws that became effective on June 8, 1995. Most notably, the term of patent protection for patent applications filed on or after June 8, 1995 is no longer a period of seventeen years from the date of grant. The new term of United States patents will commence on the date of issuance and terminate twenty years after the earliest effective filing date of the application. Because the time from filing to issuance of biotechnology patent applications in the Company's area of interest is often more than three years, a twenty-year term after the effective date of filing is expected to result in a substantially shortened term of the Company's patent protection, which may adversely affect the Company's business, financial condition and results of operations.

    The Company also relies upon copyright and trade secret protection for its confidential and proprietary information. There can be no assurance, however, that such measures will provide adequate protection for the Company's copyrights, trade secrets or other proprietary information. In addition, there can be no assurance that trade secrets and other proprietary information will not be disclosed, that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to or disclose the Company's trade secrets and other proprietary information. There can be no assurance that the Company can effectively protect its copyrights, trade secrets or other proprietary information.

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

    In the United States, the FDA regulates, as medical devices, most diagnostic tests, including analyte specific reagents and other components of the tests, including those sold to laboratories certified under the Clinical Laboratory Improvement Amendments of 1988 ("CLIA"). The Company intends to market some diagnostic products as finished test kits or equipment and others as individual components; consequently, these products are regulated as medical devices.

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

    Even where a device is exempted from 510(k) clearance or PMA approval, the FDA may impose restrictions on its marketing. For example, the FDA has exempted many in vitro reagents not sold as finished test kits from obtaining 510(k) clearance or PMA approval. These reagents, however, may be marketed by the Company only to clinical reference laboratories certified under CLIA as high complexity laboratories and are subject to a number of requirements, including labeling and the FDA's GMP regulations.

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

    As a medical device manufacturer, the Company is required to register and list its products with the FDA. In addition, the Company will be required to comply with the FDA's GMP regulations, which require that medical devices be manufactured and records be maintained in a prescribed manner with respect to manufacturing, testing and control activities. Further, the Company would be required to comply with FDA requirements for labeling and promotion of its medical devices. For example, the FDA prohibits cleared or approved devices from being marketed for uncleared or unapproved uses. In addition, the medical device reporting regulation would require that the Company provide information to the FDA whenever there is evidence to reasonably suggest that one of its devices may have caused or contributed to a death or serious injury, or that there has occurred a malfunction that would be likely to cause or contribute to a death or serious injury if the malfunction were to recur.

    Medical device manufacturers are subject to periodic inspections by the FDA and state agencies. Additionally, the FDA will conduct a preapproval inspection for all PMA devices and in some cases for 510(k) devices as well. If the FDA believes that a company is not in compliance with applicable laws or regulations, it can institute proceedings to issue a warning or other letter apprising of violative conduct, impose civil penalties, detain or seize products, issue a recall, ask a court to seize products, enjoin future violations or assess civil and criminal penalties against the company, its officers or its employees. In addition, clearances or approvals could be suspended or withdrawn in appropriate circumstances. Failure to comply with regulatory requirements or any adverse regulatory action could have a material adverse effect on the Company's business, financial condition or results of operations.

    Medical device laws and regulations are also in effect in many of the countries in which the Company may do business outside the United States. These range from comprehensive device approval requirements for some or all of the Company's medical device products to requests for product data or certifications. The number and scope of these requirements are increasing. There can be no assurance that the Company will obtain regulatory approvals in such countries or that it will not be required to incur significant costs in obtaining or maintaining its foreign regulatory approvals. In addition, the export by the Company of certain of its products which have not yet been cleared for domestic commercial distribution may be subject to FDA export restrictions. The failure to obtain product approvals in a timely fashion or to comply with state or foreign medical device laws and regulations may have a material adverse effect on the Company's business, financial condition or results of operations. Medical device laws and regulations are also in effect in some states in which the Company does business.

    In addition, federal, state and foreign laws and regulations regarding the manufacture and sale of medical devices are subject to future changes. The Company cannot predict what impact, if any, such changes might have on its business; however, such changes could have a material effect on the Company.

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

    The Company is also subject to numerous environmental and safety laws and regulations, including those governing the use, storage and disposal of hazardous and biological materials, and construction of new facilities. There can be no assurance that the Company will be able to obtain or maintain the necessary permits to operate its facilities, including its new manufacturing facility in West Sacramento, California. Any violation of, and the cost of compliance with, these regulations or permit requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

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

COMPETITION

    Competition in expression monitoring, polymorphism analysis and disease management is intense and expected to increase. Further, the technologies for monitoring gene expression and discovering and analyzing polymorphisms associated with significant diseases and approaches for commercializing those discoveries are new and rapidly evolving. Currently, the Company's principal competition comes from existing technologies and other DNA array technologies that are used to perform many of the same functions for which the Company plans to market its GeneChip systems.

    In the expression monitoring and polymorphism analysis fields, existing competitive technologies include gel-based sequencing using instruments provided by companies such as the Applied Biosystems division of The Perkin-Elmer Corporation and Amersham Pharmacia Biotech. Other companies including Axon Instruments, Clonetech, Inc., CuraGen, Inc., Digital Gene Technologies, Inc., Gene

Logic, General Scanning Inc., Genetic MicroSystems, Inc, Genomic Solutions, Inc., Hewlett Packard, Hyseq, Lynx Therapeutics, Inc., Molecular Dynamics, Motorola Inc., Nanogen, Inc., NEN LifeSciences Products, Inc. Packard Instruments Company, Protogene, Inc., Sequenome, Inc. Synteni (Incyte), Texas Instruments, Inc., Visible Genetics, Inc. and Vysis also are developing or have developed DNA probe based assays or other products and services, some of which may be competitive with those of the Company. In order to compete against existing technologies and maintain pricing and gross margins, the Company will need to be successful in asserting its patents in the DNA array field and in demonstrating to potential customers that the GeneChip system provides improved performance and capabilities.

    The Company's sales representative, Amersham Pharmacia Biotech and its wholly owned subsidiary, Molecular Dynamics are competitors, suppliers of the Company's reagents and licensees of the Company. There can be no assurance that Amersham Pharmacia Biotech's and Molecular Dynamics' commercial activities will not adversely impact the Company's sales and supply agreements.

    Future competition in the expression monitoring, polymorphism analysis and disease management fields will likely come from existing competitors as well as other companies seeking to develop new technologies for sequencing and analyzing genetic information. In addition, pharmaceutical and biotechnology companies, such as Axys Pharmaceuticals, Inc., Gene Logic, Genome Therapeutics Corporation, Genset S.A., Incyte, Inc., Human Genome Sciences, Inc., Millennium and Myriad Genetics, Inc. have significant needs for genomic information and may choose to develop or acquire competing technologies to meet these needs. In the diagnostic field, competition will likely come from established diagnostic companies such as Abbott Laboratories, Becton Dickinson, Bayer A.G., Roche Boehringer Mannheim and Johnson & Johnson. These companies offer a variety of diagnostic technologies including immunoassays, histochemistry, flow cytometry and culture, and newer DNA probe diagnostics to analyze certain limited amounts of genetic information. The market for disease management products derived from gene discovery is currently limited and will be highly competitive. Many companies are developing and marketing DNA probe tests for genetic and other diseases. Other companies are conducting research on new technologies for diagnostic tests based on advances in genetic information. Established diagnostic companies could provide competition to Affymetrix through the development of new products. These companies have the strategic commitment to diagnostics, the financial and other resources to invest in new technologies, substantial intellectual property portfolios, substantial experience in new product development, regulatory expertise, manufacturing capabilities and the distribution channels to deliver products to customers. These companies also have an installed base of instruments in several markets, including clinical and reference laboratories, which are not compatible with the GeneChip system. In addition, these companies have formed alliances with genomics companies which provide them access to genetic information that may be incorporated into their diagnostic tests.

EMPLOYEES

    As of December 31, 1998, Affymetrix had 321 full-time employees, 40 of whom hold Ph.D. or M.D. degrees. The employee group includes chemists, engineers, computer scientists, mathematicians and molecular biologists with experience in the diagnostic products, medical products, semiconductor, computer software and electronics industries. None of the Company's employees are represented by a collective bargaining agreement, nor has the Company experienced work stoppages. The Company believes that it maintains good relationships with its employees. Affymetrix' success will depend in large part on its ability to attract and retain skilled and experienced employees. There can be no assurance that the Company will be successful in hiring or retaining qualified personnel, and its failure to do so could have a material adverse impact on the Company's business, financial condition and results of operations.

RISK FACTORS

    All statements in this annual report that do not discuss past results are forward-looking statements. Forward-looking statements are based on management's current expectations and are therefore subject to certain risks and uncertainties. Any of the following risks could seriously harm our business, financial condition or results of operations. As a result, these risks could cause the decline of the trading price of our Common Stock. The risks described below, however, are not the only ones that we face. You should also refer to the other information set forth in this annual report, including our financial statements and the related notes.

WE ARE IN THE EARLY STAGES OF DEVELOPMENT AND COMMERCIALIZATION

    For the most part, our technology is still in its early stages of development and we have just begun to incorporate our technologies into commercialized products. Our GeneChip system has thus far been sold solely for research use. In order to further develop and commercialize the GeneChip system and other potential products, we will need to make significant additional investments, including funding efforts in bioinformatics, new product and instrument design, manufacturing scale-up and quality testing to ensure our products perform correctly and are cost-effective. In addition, while our initial research product sales have either not required regulatory approval or have been regulated only as analyte specific reagents, we expect that we and our collaborators will need to obtain additional regulatory approvals in the future. Obtaining such approvals, could be costly and time-consuming and we can not be sure we will be able to obtain all necessary approvals. Even if we develop our products for commercial use and obtain all necessary regulatory approval, however, we may not be able to develop products that:

    - Are accepted by the research, diagnostic or other marketplaces;

    - Are accurate and effective;

    - Meet applicable regulatory standards in a timely manner;

    - Are protected from competition by others;

    - Do not infringe on the intellectual proprietary rights of others;

    - Are manufacturable in sufficient quantities or at a reasonable cost; or

    - Can be marketed successfully.

Any failure to develop such products would seriously harm our business, financial condition and results of operations.

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR LOSSES IN THE FUTURE

    We have experienced significant operating losses each year since our inception and expect these losses to continue for the next several years. For example, we experienced net losses of approximately $23.1 million, $22.5 million and $12.2 million during the years ended December 31, 1998, 1997 and 1996, respectively. As of December 31, 1998, we had an accumulated deficit of approximately $92.7 million. Our losses have resulted principally from costs incurred in research and development and from general and administrative costs associated with our operations. These costs have exceeded our revenues and interest income, which, to date, have been generated principally from product sales and technology access fees, collaborative research and development agreements, government research grants and from cash and investment balances. We expect to incur substantial additional operating losses for at least the next two years as a result of increases in expenses for manufacturing, marketing and sales capabilities, research and product development and general and administrative costs. We may never achieve profitability.

    Among other things, our ability to manage the transition to a commercially successful company will depend upon our ability to:

    - Establish our commercial manufacturing capability for probe arrays and consistently achieve acceptable yields from those facilities;

    - Cost-effectively manufacture components of the GeneChip system;

    - Develop our marketing capabilities;

    - Establish sales and distribution capabilities;

    - Enter into supply agreements with customers desiring to use our products;

    - Develop products that are accepted by the marketplace;

    - Create a product mix that is appealing to pharmaceutical and biotechnology companies, academic research centers and clinical reference laboratories;

    - Not infringe the intellectual property rights of others;

    - Enforce our intellectual property rights against others;

    - Obtain necessary regulatory approvals; and

    - Hire and retain qualified key personnel.

In addition, any delays in receipt of any necessary regulatory approvals or any adverse developments with respect to our ability to enforce our intellectual property relative to our competitors could seriously affect the successful commercialization of our technologies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

OUR QUARTERLY REVENUES AND OPERATING RESULTS ARE VOLATILE AND DIFFICULT TO
  PREDICT

    Our quarterly operating results depend upon:

    - The volume and timing of orders for GeneChip products;

    - The timing of probe array and instruments deliveries;

    - Our manufacturing capabilities;

    - Variations in gross margins of our products;

    - Variations in revenue recognized under our supply and collaborative agreements, including license fees, product sales, design fees, milestones, royalties and other contract revenues;

    - Our mix of products sold;

    - The timing of new product introductions by us; and

    - Variations in expenses incurred in connection with the operations of our business, including legal fees, manufacturing facility start-up costs and capital expenditures.

    Our quarterly operating results may also fluctuate significantly depending on factors out of our control, including:

    - The introduction of new products by our competitors;

    - Variation in product yield;

    - Regulatory actions;

    - Market acceptance of the GeneChip system and other potential products;

    - The cost, quality and availability of reagents and components required to manufacture or use our products;

    - Changes in commercial and government funding of research using our products; and

    - Third-party reimbursement policies.

    Because our revenues and operating results are volatile and difficult to predict, we believe that period-to-period comparisons of our results of operations are not a good indication of our future performance. It is likely that in some future quarter or quarters, our operating results will be below the expectations of public market analysts or investors. In such event, the market price of our common stock may fall significantly.

WE CURRENTLY HAVE LIMITED MANUFACTURING CAPACITY AND CONTINUE TO EXPERIENCE
  VARIABILITY IN MANUFACTURING YIELDS

    We are currently manufacturing limited quantities of probe arrays for internal and collaborative purposes and for sale to the research market. We currently have one manufacturing facility located in Sunnyvale, California. The actual number of probe arrays we are able to sell or use depends on the utilization of the capacity at this facility and the yield of probe arrays that pass quality control testing as well as the number of probe arrays manufactured on each wafer. Furthermore, portions of our production capacity are limited to certain types of probe arrays. We have experienced and continue to experience variability in the manufacturing yield of our GeneChip products which has adversely impacted, and may continue to adversely impact, the Company's gross margins and business. We have also experienced and anticipate that we will continue to experience difficulties in meeting anticipated customer and internal demand for certain of our probe array products. Our inability to timely deliver products could have a material adverse effect on our relationship with our customers and our business, financial condition and results of operations

    Our manufacturing equipment requires significant capital investment. Although we have built a second manufacturing facility, which we expect to become operational in the second half of 1999, we presently rely on a single manufacturing facility for our probe arrays, fluidics stations and software. This manufacturing facility is subject to natural disasters such as earthquakes and floods. Earthquakes are of particular significance since the manufacturing facility is located in an earthquake prone area. In the event that our manufacturing facilities were affected by accidental or natural disasters, the Company could be unable to manufacture products for sale or its capacity could be significantly decreased until the facility was replaced or restored to operation. If manufacturing operations were curtailed or ceased it would have a material adverse effect on our business, financial condition and results of operations. See "Business--Manufacturing."

WE HAVE A LIMITED HISTORY IN MANUFACTURING OUR PRODUCTS AND WE MAY ENCOUNTER
  PROBLEMS AS WE SCALE-UP MANUFACTURING

    The GeneChip system is a complex set of products and includes DNA probe arrays, which are produced in an innovative and complicated manufacturing process. We test only selected probe arrays from each wafer and only selected probes on such probe arrays. We therefore rely on internal quality control procedures to verify the correct completion of the manufacturing process. Also, we and our customers rely on the accuracy of genetic sequence information contained in databases upon which our products are based. It is therefore possible that probe arrays that do not meet all of our performance specifications may not be identified before they are shipped. After the probe arrays are shipped, only selected probes may be tested by the customer. Due to the complexity and limited operating history of these products, we have experienced technical problems and anticipate that additional technical problems will occur and be discovered as more systems are placed into operation.

    There are certain aspects of our manufacturing processes that are not fully understood and that may not be readily scalable to allow for production of probe arrays in larger volumes. As a result, manufacturing and quality control problems may arise as the Company attempts to scale-up its manufacturing facilities and such scale-up may not be able to be achieved in a timely manner or at commercially reasonable cost. If we are unable to consistently manufacture probe arrays on a timely basis because of these or other factors, our business, financial condition and results of operations could be materially adversely affected. See "Business--Manufacturing."

OUR INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS ARE ESSENTIAL TO OUR FUTURE

    Our competitive position in the future will depend in large part on our ability to do the following:

    - strengthen and defend our patent position;

    - preserve our copyrights and trade secrets;

    - operate without infringing the proprietary rights of third parties; and

    - acquire licenses related to enabling technology or products used with our GeneChip technology.

    If we fail to successfully do any of these things it will have a material adverse effect on our business, financial condition and results of operations.

WE MAY HAVE TO RELY ON LICENSES FROM THIRD PARTIES FOR CERTAIN TECHNOLOGY

    Our commercial success also depends in part on us neither infringing patents or proprietary rights of third parties nor breaching any licenses that may relate to our technologies and products. For example, we or our collaborators and customers may need to acquire a license for an amplification technology to use the GeneChip system in certain applications. Such license may not be available on commercially reasonable terms. Furthermore, we are aware of third-party patents that may relate to the Company's technology. In addition, we have received and may in the future receive notices claiming that we infringe third party rights as well as invitations to take licenses under third party patents. We cannot guarantee that we will not be determined to infringe on patents or proprietary rights of third parties or that we would be able to obtain a license to such patents or proprietary rights on commercially acceptable terms, if at all.

    We are aware of patents and patent applications owned by Oxford Gene Technology, Ltd. that may relate to our technology. We have opposed two such allowed European patents and such patents have also been issued in the United States. We are aware that other patents are pending and may issue. Certain of the applications have broad claims to certain array related technology. We have entered into a series of agreements with Beckman which we believe provides us with a path to obtain a license to these patents and patent applications. This series of agreements may be challenged and we could be subject to infringement claims under these or other patents that could delay or preclude sales of some or all of our products. Any such delay or constraint would have a material adverse effect on our business, financial condition and results of operations. If the agreements with Beckman were interpreted adversely to us or we were required to obtain a license to any other patents, we may not be able to obtain such licenses on commercially acceptable terms, if at all.

    We have various option, supply and license agreements with third parties which give us rights to use certain technologies. If we fail to maintain rights to such technology it could have a material adverse effect on our business, financial condition and results of operations. For example, inability of the Company to exercise the option for the University of California technology relating to miniaturized PCR devices or other option agreements under reasonable terms could have an adverse effect on the ability of the Company to sell integrated device products. See "Business--Intellectual Property."

WE HAVE SIGNIFICANT PENDING LITIGATION

    We are parties to significant litigation which will consume substantial managerial and financial resources and which could have a material adverse effect on our business, financial condition and results of operations. Further, because of the substantial amount of discovery required in connection with any such litigation, there is a risk that confidential information could be compromised by disclosure.

    On March 3, 1997, Hyseq filed a lawsuit in United States District Court for the Northern District of California (San Jose Division) alleging that our products infringe United States Patents 5,202,231 and 5,525,464. In addition, in December 1997, Hyseq filed a second action claiming that our products infringe a related patent, United States Patent 5,695,940. On August 18, 1998 we filed a lawsuit in Federal District Court in the Northern District of California (San Francisco Division) against Hyseq alleging infringement of U.S. Patent Nos. 5,795,716 and 5,744,305 ("'305"). On September 1, 1998 the Company added U.S.
Patent No. 5,800,992 ("'992") to the complaint of infringement against Hyseq. The Hyseq action, which seeks damages and injunctive relief could, in addition to subjecting us to potential liability for damages, require us or our collaborative partners to obtain a license in order to continue to manufacture or market the affected products and processes. We can not guarantee that we will prevail in this litigation. If we do not prevail, a license may not be made available on commercially acceptable terms, if at all.

    On January 6, 1998, we filed a patent infringement action in the United States District Court for the District of Delaware (No. 98-6) alleging that certain of Incyte's and Synteni's products infringe United States Patent 5,445,934 ("'934"). On September 1, 1998, we filed a complaint against Incyte and Synteni in Federal District Court in Delaware alleging infringement of the '305 Patent and the '992 Patent. These actions were transferred to the United States District Court for the Northern District of California on November 18, 1998. The actions seek to enjoin commercial activities of Incyte and Synteni relating to our patents and, in regard to the '992 Patent, seek a preliminary injunction. The motion for preliminary injunction is currently scheduled to be heard on April 30, 1999. We cannot guarantee that we will prevail in this litigation.

    On April 17, 1998 Incyte filed a response and counterclaim asserting the '934 Patent is invalid and not infringed. Also, on April 17 1998, Incyte filed a counterclaim alleging that a patent license agreement entered into in December 1997 between us and Molecular Dynamics interfered with an agreement between Incyte and Molecular Dynamics. In the counterclaim, Incyte alleges that the terms of the patent license to Molecular Dynamics prevented Molecular Dynamics from meeting its obligations to Incyte and is seeking damages from us. On September 21, 1998, Incyte and Synteni filed an answer asserting various defenses to the lawsuits in relation to the '992 Patent and the '305 Patent, and asserted several counterclaims, namely a request for declaration of noninfringement and invalidity, an assertion of unfair competition, a request for a declaration that Synteni and Dari Shalon (a one time employee of Synteni) have not misappropriated any of our trade secrets, a claim of tortious interference with Incyte's and Synteni's economic advantage, a claim of slander of title of a patent and a claim of trade libel. Failure to successfully defend against counterclaims of Incyte, Synteni, or others could have a material adverse effect on the Company's business, financial condition and operating results.

    Failure to successfully enforce our patent rights or the loss of these patent rights against Hyseq, Incyte, Synteni or others would remove a legal obstacle to competitors in designing probe array systems with similar competitive advantages to our GeneChip technology, which could have a material adverse effect on our business, financial condition and operating results.

    We have and are likely to continue to incur substantial costs and expend substantial personnel time in asserting our patent rights and defending against claims of others. See "Legal Proceedings."

OUR MARKETS ARE UNDERGOING RAPID CHANGE AND WE NEED TO KEEP PACE WITH THE LATEST
  TECHNOLOGICAL CHANGES

    Expression monitoring, polymorphism analysis and disease management technologies have undergone and are expected to continue to undergo rapid and significant change. Our future success will depend in large part on our ability to maintain a competitive position with respect to these and future technologies. Rapid technological development by us or others may result in our products or technologies becoming obsolete. In addition, products offered by us could be made obsolete by less expensive or more effective tests based on other technologies or by new therapeutic or prophylactic agents that obviate the need for the information our products generate.

    Moreover, our efforts to develop research and disease management products based on our technologies will be subject to the risks of failure inherent in the development of products based on new technologies. These risks include:

    - The potential discovery that these technologies will be found to be ineffective, unreliable or unsafe;

    - Difficulties in manufacturing our products cost effectively;

    - Difficulties in marketing our products on a large scale;

    - The existence of third party proprietary rights precluding us or our collaborative partners from marketing products;

    - The development of superior products by third parties; or

    - The failure to receive necessary regulatory clearances.

    If we are unable to develop the enhancements to our technology necessary to compete successfully with newly emerging technologies, or if we are unable to develop products based on these technologies, our business, financial condition and results of operations will suffer.

OUR SUCCESS DEPENDS ON MARKET ACCEPTANCE OF OUR PRODUCTS AS AN ALTERNATIVE TO
  CURRENT TECHNOLOGIES

    The commercial success of our GeneChip system will depend upon market acceptance by pharmaceutical and biotechnology companies, academic research centers and clinical reference laboratories. Market acceptance will depend on many factors, including:

    - Convincing researchers that the GeneChip system is an attractive alternative to other technologies for the acquisition, analysis and management of genetic information;

    - The ability to manufacture products with acceptable variations in quality or performance;

    - The cost of the GeneChip system and access to probe arrays, which may deter certain potential customers of our products;

    - Any failure to place and service sufficient quantities of the GeneChip system;

    - Limitations in funding for commercial and academic research organizations that are the potential customers for the GeneChip system;

    - The receipt of regulatory clearances in the United States, Europe, Japan and elsewhere;

    - The availability of genetic content including proprietary markers that may be important for incorporation into our probe arrays;

    - Ethical concerns, which may limit the use of the GeneChip system for certain disease management applications or the analysis of genetic information;

    - The ability of laboratories to license other technologies, such as amplification technologies that may be required to use the GeneChip system for certain applications; and

    - The inability of potential customers to employ skilled laboratory technicians necessary to operate the GeneChip system.

Because of these and other factors, there can be no assurance that our products will gain market acceptance.

WE FACE INTENSE COMPETITION IN OUR CURRENT AND POTENTIAL MARKETS

    Competition in our existing and potential markets is intense and expected to increase. Currently, our principal competition comes from existing technologies and other DNA array technologies that are used to perform many of the same functions for which we plan to market our GeneChip systems. In order to compete against existing and newly developed technologies and maintain pricing and gross margins, we will need to be successful in asserting our patents in the DNA array field and in demonstrating to potential customers that the GeneChip system provides improved performance and capabilities.

    In the expression monitoring and polymorphism analysis fields, existing competitive technologies include gel-based sequencing performed using instruments provided by companies such as the Applied Biosystems division of The Perkin-Elmer Corporation and Amersham Pharmacia Biotech. A large number of publicly-traded and privately-held companies including CuraGen, Gene Logic, General Scanning Inc., Genetic MicroSystems, Inc., Genome Solutions, Inc. and Incyte/Synteni also are developing or have developed DNA probe based assays or other products and services, some of which may be competitive with those of the Company.

    Our principal sales representative, Amersham Pharmacia Biotech and its wholly owned subsidiary, Molecular Dynamics, offer products that are competitive with our products. There can be no assurance that Amersham Pharmacia Biotech's and Molecular Dynamics' commercial activities with respect to their competing products will not adversely impact our sales and supply agreements. See "Business-- Competition."

WE EXPECT TO FACE INCREASING COMPETITION IN THE FUTURE

    Future competition in our existing and potential markets will likely come from existing competitors as well as other companies seeking to develop new technologies for sequencing and analyzing genetic information. In addition, pharmaceutical and biotechnology companies have significant needs for genomic information and may choose to develop or acquire competing technologies to meet these needs.

    In the disease management field, competition will likely come from established diagnostic companies, companies developing and marketing DNA probe tests for genetic and other diseases and other companies conducting research on new technologies to ascertain and analyze genetic information.

    Established diagnostic companies such as Abbott Laboratories, Becton Dickinson, Bayer A.G., Roche Boehringer Mannheim and Johnson & Johnson could compete with us by developing new products. These companies have the strategic commitment to diagnostics, the financial and other resources to invest in new technologies, substantial intellectual property portfolios, substantial experience in new product development, regulatory expertise, manufacturing capabilities and the distribution channels to deliver products to customers. These companies also have an installed base of instruments in several markets, including clinical and reference laboratories, which are not compatible with the GeneChip system and could deter acceptance of our products. In addition, these companies have formed alliances with genomics companies which provide them access to genetic information that may be incorporated into their diagnostic tests. See "Business--Competition."

WE HAVE RELIED AND EXPECT TO CONTINUE TO RELY ON A LIMITED NUMBER OF CUSTOMERS
  FOR A SIGNIFICANT PORTION OF OUR REVENUES

    Our customers are concentrated in a small number of pharmaceutical and biotechnology companies, academic research centers and clinical reference laboratories. For example, in 1998, two of our customers accounted for 20% and 16% of total revenues, respectively. As a result of the significance of a few customers, our business, financial condition and results of operations may be adversely affected by a limited number of customers. Furthermore, there are only three major reference laboratories in the United States, two of which are associated with large pharmaceutical companies. For a variety of reasons, these affiliations may cause the laboratories to elect not to purchase GeneChip systems. A decision by these reference laboratories to not purchase our GeneChip technology could adversely impact our business, results of operations and financial condition. In addition, our dependence on sales to a few customers may strengthen the negotiating position of our potential customers, which, in turn, could reduce the sales price of the GeneChip system and may have a material adverse impact on our business, financial condition and results of operations.

    Several of our current customers have announced plans to merge, and further consolidation in the pharmaceutical and biotechnology industries is generally expected to occur. Planned or future consolidation among our current and potential customers could decrease or slow aggregate sales of our technology and shrink the research market our products target. Any such consolidation could have a serious adverse effect on our business, financial condition and results of operations.

    In addition, we believe that the sales cycle for the GeneChip system will be lengthy due to the need to educate potential customers about its characteristics. Our failure to gain additional customers, the loss of any customer or a significant reduction in the level of sales to any customer would have a serious adverse effect on our business, financial condition and results of operations.

RISKS ASSOCIATED WITH EXPORT SALES AND OPERATIONS

    We intend to expand our international presence in order to increase our export sales. Export sales to international customers entail a number of risks, including:

    - unexpected changes in, or impositions of, legislative or regulatory requirements;

    - delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers and restrictions;

    - longer payment cycles and greater difficulty in accounts receivable collection;

    - potentially adverse taxes;

    - currency exchange fluctuations;

    - the burdens of complying with a variety of foreign laws; and

    - other factors beyond the Company's control.

    We are also subject to general geopolitical risks in connection with international operations, such as political, social and economic instability, potential hostilities and changes in diplomatic and trade relationships. Although we have not to date experienced any material adverse effect on our operations as a result of such regulatory, geopolitical and other factors, we cannot assure you that such factors will not adversely affect our operations in the future or require us to modify our current business practices. We cannot assure you that one or more of the foregoing factors will not have a material adverse effect on our business, financial condition and operating results or require us to modify our current business practices.

OUR EXISTING PRODUCTS MAY NOT BE COMMERCIALLY VIABLE

    We first introduced our GeneChip system in April 1996 with its first commercial disease management application, an HIV probe assay designed to detect mutations in HIV, the virus that causes AIDS. The HIV probe array provides sequence information from the reverse transcriptase and protease genes of HIV, and the system includes a fluidics station, a scanner, a workstation, a hybridization oven and related software. In July 1997, we introduced our second commercially available disease management product, the p53 tumor suppressor gene assay for research use, which was developed in collaboration with Gene Logic. In November 1997, we introduced our third commercially available disease management product, the p450 assay for determining variations in two members of the CYP450 gene family. We have also entered into several supply and collaborative agreements pursuant to which we are supplying GeneChip systems and expression probe arrays for research purposes.

    Because our products and systems have been in operation for a limited period of time, their accuracy and efficacy have not been fully established. Accordingly, any of the following adverse events may occur, each of which would seriously undermine our business, financial condition and results of operations:

    - The accuracy of the probe arrays in providing sequence information may not be equal to or better than current technologies, such as gel-based sequencing techniques;

    - The probe arrays may not provide commercially useful information;

    - The probe arrays or the GeneChip system may experience operational difficulties;

    - We may experience manufacturing problems or marketing difficulties selling the probe arrays to pharmaceutical and biotechnology companies, academic research centers and clinical reference laboratories;

    - Cost containment pressures for biomedical research and patient management may limit the price we may be able to charge potential customers for our probe arrays;

    - Newly identified genetic information or incorrect genetic information deposited in the sequence databases upon which we and our customers rely may require us to redesign our current probe arrays or develop new probe arrays;

    - Technicians may not have adequate training to use the GeneChip system or interpret the results generated from the system;

    - The probe arrays and associated reagents may not gain regulatory approval for clinical use; or

    - Advanced therapies could be discovered that obviate the need for certain probe arrays.

WE RELY HEAVILY ON OUR COLLABORATIVE PARTNERS

    An important element of our business strategy involves collaborations with pharmaceutical, diagnostic, biotechnology, bioinformatics, analytical instrument and reagent companies as well as with academic researchers to help develop, test, manufacture, sell and service our GeneChip technology. We have significant collaborations with Amersham Pharmacia Biotech, Amersham Pharacia Biotech KK, Hewlett Packard, bioMerieux and Roche Molecular Systems and we have entered into a consortium with the Whitehead Institute, Millennium Pharmaceuticals and Bristol-Myers Squibb.

    We have received a material portion of our revenue since inception from these and other collaborative partners. We also intend to enter into collaborative arrangements with other companies to expand our operations, apply our technology, and commercialize potential future products. Our present or future collaborative partners may not be able to perform their obligations as expected or devote sufficient resources to the development, clinical testing, supply or marketing of our potential products developed under these collaborations. Moreover, any of the following developments could seriously adversely effect our business, financial condition and results of operations:

    - One of our partners develops technologies or components competitive with our GeneChip system;

    - Our existing collaborations preclude us from entering into additional arrangements;

    - Failure of our partners to obtain timely regulatory approvals;

    - Premature termination of an agreement;

    - One of our partners' failure to devote sufficient resources to the development and commercialization of our products; or

    - Inability of one of our partners to supply products to us.

    In addition, our agreements with our collaborators may have provisions that allow for termination or give rise to disputes regarding the rights and obligations of the parties. These and other possible disagreements could lead to termination of the agreement or delays in collaborative research, development, supply or commercialization of certain products, or could require or result in litigation or arbitration. Any such delay, litigation or arbitration could result in a serious adverse effect on our business, financial condition and results of operations. Accordingly, any of our collaborations may prove to be unsuccessful. Likewise, we may not be able to negotiate future collaborative arrangements on acceptable terms, if at all.

PATENT POSITIONS IN OUR INDUSTRY ARE GENERALLY UNCERTAIN AND LITIGATION IS
  PREVALENT

    The patent positions of pharmaceutical and biotechnology companies are generally uncertain and involve complex legal and factual questions. In addition, we believe that there will continue to be significant litigation in the industry regarding patent and other intellectual property rights. As a result, we cannot guarantee any of the following:

    - that any of our pending patent applications will result in issued patents;

    - that we will develop additional technologies that are patentable;

    - that any patents issued to us or our strategic partners will provide a basis for commercially viable products;

    - that any patents issued to us or our strategic partners will provide the Company with any competitive advantages;

    - that any patents issued to us or our strategic partners will not be challenged by third parties; or

    - that the patents of others will not have an adverse effect on our ability to do business.

    In addition, patent law relating to the scope of claims in the technology fields in which we operate is still evolving and the extent of future protection for our proprietary rights is uncertain.

    Others may independently develop similar or alternative technologies, duplicate any of our technologies, or design around or invalidate our patented technologies. In addition, we have and expect to continue to incur substantial costs in litigation to defend against the patent suits brought by third parties and when we initiate such suits. In addition, administrative proceedings such as "interferences," in the United States Patent Office could substantially impact the scope of our patent protection as well as result in the expenditure of substantial funds in legal fees. We have been notified that third parties are attempting to "copy" claims to provoke interferences with two of our issued U.S. patents. We may not prevail in such proceedings.

    Others have filed, and in the future are likely to file, patent applications that are similar or identical to those of the Company or those of its licensors. To determine the priority of inventions, the Company will have to participate in interference proceedings declared by the United States Patent and Trademark Office that could result in substantial cost to the Company. We cannot assure you that any such patent applications will not have priority over our patent applications. See "Business--Intellectual Property."

WE RELY ON THIRD PARTY SUPPLIERS FOR MANY COMPONENTS OF OUR GENECHIP SYSTEM

    We rely on Hewlett-Packard to manufacture and service our scanners and on Enzo to manufacture certain reagents used with probe arrays. Our scanner, introduced in April 1997, is obtained from Hewlett-Packard under a supply agreement that expires in 2003. We are dependent on Hewlett-Packard for quality testing and service of this instrument. Certain labeling kits needed to process samples on GeneChip probe arrays are supplied to us by Enzo under a supply agreement that expires in 2001. We are obligated to purchase our requirements of certain labeling kits from Enzo.

    Certain key parts of the GeneChip system, such as the scanner, certain reagents kits and lithographic masks as well as certain raw materials used in the synthesis of probe arrays, are currently available only from a single source or a limited number of sources. No assurance can be given that scanners, reagents, lithographic masks or other components of the GeneChip system will be available in commercial quantities under acceptable terms. Even if alternative sources of supply are available, it could be time consuming and expensive for us to qualify new vendors. In addition, we are dependent on our vendors to provide components of appropriate quality and reliability and to meet applicable regulatory requirements. Consequently, in the event that supplies from these vendors were delayed or interrupted for any reason, we could be delayed in our ability to develop and deliver products to our customers. Any such delay could have a material adverse effect on our business, financial condition and results of operations. See "Business--Manufacturing."

WE MAY NEED TO RAISE ADDITIONAL CAPITAL THAT MAY NOT BE AVAILABLE

    We anticipate that our existing capital resources, including the proceeds of approximately $32.5 million from the private placement of 1,000,000 shares of common stock in March 1999, will enable us to maintain currently planned operations through at least the year 2000. However, this expectation is based on our current operating plan, which is expected to change as a result of many factors, and we may need additional funding sooner than anticipated. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to our stockholders.

    We have no credit facility or other committed sources of capital. To the extent operating and capital resources are insufficient to meet future requirements, we will have to raise additional funds to continue the development and commercialization of our technologies. Moreover, such funds may not be available on favorable terms, or at all. If adequate funds are not available on attractive terms, we may be required to curtail operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms. Our inability to raise capital would have a serious adverse effect on our business, financial condition and results of operations.

OUR MANUFACTURING IS SUBJECT TO REGULATORY COMPLIANCE AND MAY BE AFFECTED BY THE
  INTRODUCTION OF NEW TECHNOLOGY

    We must comply with the FDA's regulations for sale of analyte specific reagents (ASRs) in the United States, ISO standards for sale of products in Europe, as well as other standards prescribed by various federal, state and local regulatory agencies in the United States and other countries. Although we have filed an application for the registration of the manufacturing site for our arrays as ASRs, we cannot guarantee that we will be able to comply with the regulations at reasonable costs.

    As our technologies evolve, new manufacturing techniques and systems will be required. For example, it is anticipated that additional automated processing systems will be needed to meet our future probe array manufacturing needs. Further, as products requiring increased density are developed, miniaturization of the features on the arrays will be necessary. This will require new or modified manufacturing equipment and processes. We cannot be sure that we will be able to develop or access new manufacturing technologies. See "Business--Manufacturing."

WE HAVE LIMITED SALES, MARKETING AND TECHNICAL SUPPORT EXPERIENCE, WHICH MAY
  HURT OUR EFFORTS AT SELLING OUR PRODUCTS

    We are marketing our products to pharmaceutical and biotechnology companies, academic research centers and clinical reference laboratories. We currently have a limited direct sales, marketing and technical support organization and we have entered into a non-exclusive sales agency agreement with Amersham Pharmacia Biotech, a distribution agreement with Amersham Pharmacia Biotech KK, and a service agreement with Hewlett Packard for our GeneArray scanner. Our existing organization and relationships may not be sufficient and we may be required to expand our organization and enter into additional collaboration or distribution arrangements to commercialize our products both inside and outside the United States. There can be no assurance that:

    - we will be able to establish a sufficiently sized sales, marketing or technical support organization;

    - Amersham Pharmacia Biotech or Amersham Pharmacia Biotech KK will be successful in distributing our products;

    - Amersham Pharmacia Biotech or Amersham Pharmacia Biotech KK will not sell competitive products;

    - Hewlett Packard will be successful in servicing our instruments and not become a competitor of the Company; or

    - we will be able to establish additional collaborative or distribution arrangements to sell, market and service our products.

Failure to develop our sales, market and technical support capabilities would have a material adverse effect on our business, financial condition and results of operations.

CHANGES IN GOVERNMENT FUNDING OF RESEARCH INSTITUTIONS COULD AFFECT OUR BUSINESS

    A significant portion of our products for research use are likely to be sold to universities, government research laboratories, private foundations and other institutions where funding is dependent upon grants from government agencies, such as the National Institute of Health. Research funding by the government, however, may be significantly reduced in the future. Any such reduction may seriously affect the ability of our existing and prospective research customers to purchase our products for research use. In addition, we have received and expect to continue to receive significant funds under various United States government research and technology programs including the ATP. Funding of the ATP grant expires in January 2000 and the 1999 budget has not yet been approved. Consequently, there can be no assurance that we will complete work under the ATP and we may not receive any of the $8.6 million funding remaining on the grant and any funding that is not spent before completion of the grant will no longer be available to us. Our failure to receive this funding from the ATP could have a serious adverse effect on our business. There can be no assurance that additional grants or other sources of funding will be available following completion of the ATP grant to allow for commercialization of products resulting from this funded research. Our failure to obtain sources of future funding for this research could have a serious adverse effect on our business, financial condition and results of operations.

THERE ARE SERIOUS ETHICAL, LEGAL AND SOCIAL IMPLICATIONS OF GENETIC TESTING

    Our success will depend in part upon our ability to develop tests for specific genetic information discovered by us and others. These genetic tests have given rise to some difficult issues, including:

    - Genetic tests such as certain of our GeneChip assays may be difficult to perform and interpret and may lead to misinformation or misdiagnosis;

    - Even when a genetic test identifies the existence of a mutation in an individual, the interpretation of the result is often limited to the identification of a statistical probability that the tested individual will develop a particular disease or condition;

    - Once available, such tests may be subject to ethical concerns or reluctance to administer or pay for tests for conditions that are not treatable; and

    - The possibility that specific gene-based diagnostic tests marketed by other companies could encounter public resistance, thereby resulting in societal and governmental concerns regarding genetic testing in general.

    The prospect of broadly available genetic predisposition testing has raised issues regarding the appropriate utilization and the confidentiality of information provided by such testing. It is possible that discrimination by insurance companies could occur through:

    - An increase in premiums by insurers to prohibitive levels;

    - Outright cancellation of insurance; or

    - Unwillingness to provide coverage to patients shown to have a genetic predisposition to a particular disease.

    In addition, employers could discriminate against employees with a genetic predisposition to develop a particular disease. Finally, governmental authorities could limit the use of genetic testing or prohibit testing for genetic predisposition to certain conditions which could adversely affect the use of our products. As a result, ethical concerns about genetic testing may seriously affect market acceptance of our GeneChip system or give rise to legislative restrictions in some countries adversely affecting markets, and thereby adversely affect our business, financial condition and results of operations.

WE DEPEND ON CERTAIN KEY PERSONNEL

    We are highly dependent on the principal members of our management and scientific staff. The loss of services of any of these persons could have a serious adverse effect on our product development and commercialization efforts. In addition, research, product development and commercialization will require additional skilled personnel in areas such as bioinformatics, organic chemistry information services, regulatory affairs, manufacturing, sales, marketing and technical support.

    There is a shortage of such skilled personnel, which is likely to continue for some time. As a result, competition for these people, particularly for employees with technical expertise, is intense and the turnover rate for these people is high. If we are unable to hire, train and retain a sufficient number of qualified employees, our business, financial condition and results of operations could be seriously harmed. This inability could also hinder the planned expansion of our business.

    In addition, we rely on our scientific advisors and consultants to assist us in formulating our research, development and commercialization strategy. All of the scientific advisors and consultants are engaged by employers other than us and have commitments to other entities that may limit their availability to us. Some of our scientific advisors and consultants also consult for companies that may be our competitors. If we are unable to retain our scientific advisors and consultants, our business, financial condition and results of operations could be adversely harmed.

WE MAY BE EXPOSED TO LIABILITY DUE TO PRODUCT DEFECTS

    Our business exposes us to potential product liability claims that are inherent in the testing, manufacturing, marketing and sale of human diagnostic and therapeutic products. We intend to acquire additional insurance, should it be desirable, for clinical liability risks. We may not be able to obtain such insurance or general product liability insurance on acceptable terms or at reasonable costs. In addition, such insurance may not be in sufficient amounts to provide us with adequate coverage against potential liabilities. A product liability claim or recall could have a serious adverse effect on our business, financial condition and results of operations.

GLAXO OWNS A SUBSTANTIAL PORTION OF OUR OUTSTANDING STOCK

    Glaxo Wellcome, plc and its affiliates ("Glaxo") currently beneficially owns approximately 32% of our outstanding Common Stock. In March 1998, we sold Glaxo $49.9 million of Series AA Preferred Stock, which is convertible subject to certain conditions into an additional 1,257,229 shares of Common Stock. On an as converted basis, Glaxo owns approximately 35% of our Common Stock. Our executive officers, directors and principal shareholders (other than Glaxo) beneficially own approximately 5% of our outstanding Common Stock. Although we have executed a Governance Agreement and Voting Trust Agreement with Glaxo, Glaxo nevertheless may be able to influence the outcome of shareholder votes, including votes concerning the election of directors, adoption of amendments to our Certificate of Incorporation and Bylaws and approval of mergers and other significant corporate transactions.

WE HAVE VARIOUS MECHANISMS IN PLACE TO DISCOURAGE TAKEOVER ATTEMPTS

    In October 1998, we adopted a stockholder rights plan and change of control policy. The purpose of the stockholder rights plan is to allow us and our Board of Directors an opportunity to deal responsibly with parties that attempt to gain a control position in our company without the approval of the Board of Directors. The purpose of the change of control policy is to ensure that our employees are treated fairly in the event of a change of control of Affymetrix. Our stockholder rights plan and change of control policy may discourage, delay or prevent a change in control of Affymetrix that a stockholder may consider favorable.

    In addition, certain provisions of our Certificate of Incorporation and Bylaws may discourage, delay or prevent a change in control of Affymetrix that a stockholder may consider favorable. These provisions include:

    - Authorizing the issuance of "blank check" preferred stock;

    - Prohibiting cumulative voting in the election of directors;

    - Requiring the super-majority voting to effect certain amendments to our certificate of incorporation and bylaws;

    - Limiting the persons who may call special meetings of stockholders;

    - Prohibiting stockholder action by written consent; and

    - Establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

    In addition, certain provisions of Delaware law and our stock incentive plans as well as recent and anticipated rulings from the Securities and Exchange Commission relating to the accounting for of acquisitions may discourage, delay or prevent a change in control.

OUR STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE VOLATILE

    The market price of our Common Stock since our initial public offering in June 1996 has increased dramatically and has been highly volatile. This volatility has been caused by the following factors, some of which are beyond our control:

    - Announcements of our results of research activities;

    - Quarterly variations in our operating results;

    - New collaborative agreements;

    - Technological innovations by ourselves and our competitors;

    - Announcements of new commercial products and initiatives by us, collaborative partners or competitors;

    - Changes in government regulation or new regulatory actions;

    - Changes in patent laws;

    - Developments concerning proprietary rights;

    - Developments in litigation initiated against us or by us; and

    - Fluctuations in the stock market price and volume of traded shares generally, especially fluctuations in the traditionally volatile technology and biotechnology sectors.

WE ARE AT RISK OF SECURITIES CLASS ACTION LITIGATION DUE TO STOCK PRICE
  VOLATILITY

    In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. Due to the potential volatility of our stock price, we may be the target of such litigation in the future. Securities litigation could result in substantial costs and divert management's attention and resources, which could seriously harm our business, financial condition and results of operations.

OUR BUSINESS COULD BE AFFECTED BY YEAR 2000 COMPUTER PROBLEMS

    We are assessing the potential impact of the Year 2000 computer problem on our products (including GeneChip systems and software), information systems, embedded systems (including computers used in its manufacturing process) and on the ability of certain third parties to supply critical materials and services as well as the readiness of certain customers. We expect to complete the assessment of our products, computer systems, embedded systems, certain third party suppliers and major customers by the end of the second quarter of 1999, and to take necessary remediation action by the end of 1999. While we do not anticipate a material business interruption to result from the Year 2000 problem, we cannot guarantee that our products or systems will be Year 2000 ready. In addition, we could be seriously affected by the lack of Year 2000 readiness of key third party suppliers and service providers and major customers. We cannot guarantee that we or third parties will be Year 2000 ready. Finally, we are also subject to external forces that might generally affect industry and commerce, such as utility and transportation failures. We have not yet developed a contingency plan to address situations that may result if we or certain third parties are unable to achieve Year 2000 readiness. If any of our products, information systems, embedded systems, key third party suppliers and services providers and major customers are not Year 2000 ready, we may experience a business interruption which would have a material adverse impact on our business, results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Impact of Year 2000."

COMPLIANCE WITH GOVERNMENT REGULATION IS CRITICAL TO OUR BUSINESS

    Many of our products, including our diagnostic products, will be regulated as medical devices and therefore be subject to approval by the United States FDA. Unless exempted by government regulation, there are two primary methods for securing FDA approval.

    First, the FDA determines that the proposed medical device can be marketed in the United States because it is substantially equivalent to an existing medical device already in the United States market and issues what is known as a 510(k) pre-market notification clearance. Second, the FDA may require that the new device satisfy a more in depth approval process, known as pre-market approval, or PMA. Both the 510(k) clearance and the PMA processes may require the presentation of a substantial volume of clinical data, as well as a substantial review, thereby delaying the introduction of the new device into the market. Moreover, the PMA process requires extensive clinical studies, manufacturing information (including demonstration of compliance with quality systems requirements) and likely review by a panel of experts outside the FDA. FDA review of a PMA application could take significantly longer than that for a 510(k) application, thereby further delaying the introduction of the new medical device into the market. Finally, even if the FDA approves the new device, it may impose restrictions on our ability to market the device.

    We cannot assure you that we will or our collaborators will be able to meet the FDA's requirements or receive FDA clearance for our products. Moreover, even if we are exempt from approval or even if we receive clearance, the FDA may impose restrictions on our marketing efforts. Finally, delays in the approval process may cause us to introduce our products into the market later than anticipated. Any failure to obtain regulatory approval, restrictions on our ability to market our products, or delay in the introduction of our products to the market could have a serious adverse effect on our business, financial condition and results of operations.

    Moreover, medical device manufacturers are subject to periodic inspections by the FDA and state agencies. If the FDA believes that a company is not in compliance with applicable laws or regulations, it can take any of the following actions:

    - issue a warning or other letter notifying the particular manufacturer of improper conduct;

    - impose civil penalties;

    - detain or seize products;

    - issue a recall;

    - ask a court to seize products;

    - enjoin future violations;

    - withdraw clearances or approvals; or

    - assess civil and criminal penalties against us, our officers or our employees.

If we fail to comply with the FDA's requirements and are subject to any of the actions mentioned above, we would suffer a serious adverse effect on our business, financial condition or results of operations.

    Medical device laws and regulations are also in effect in many of the countries in which we may do business outside the United States. These laws and regulations range from comprehensive device approval requirements for some or all of our medical device products to requests for product data or certifications. The number and scope of these requirements are increasing. We may not be able to obtain regulatory approvals in such countries and we may be required to incur significant costs in obtaining or maintaining our foreign regulatory approvals. In addition, the export of certain of our products which have not yet been cleared for domestic commercial distribution may be subject to FDA export restrictions. Any failure to obtain product approvals in a timely fashion or to comply with state or foreign medical device laws and regulations may have a serious adverse effect on our business, financial condition or results of operations.

    We are also subject to numerous environmental and safety laws and regulations, including those governing the use, storage and disposal of hazardous and biological materials, and construction of new facilities. We may not be able to obtain the necessary permits to construct new facilities, including our planned facility near Sacramento, California. Any violation of, and the cost of compliance with, these regulations or permit requirements could have a serious adverse effect on our business, financial condition and results of operations. See "Business--Government Regulation."

WE DEPEND ON REIMBURSEMENT BY HEALTH CARE ORGANIZATIONS

    Our ability to commercialize certain products and services successfully may depend on the extent to which we are able to secure reimbursement from government authorities, such as Medicare and Medicaid, private health insurers, and other organizations, such as health maintenance organizations. These third-party payors are increasingly likely to challenge the prices charged for health care products and services. The cumulative effect of the trend towards managed health care in the United States, legislative proposals to reform health care or reduce government insurance programs, and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of health care products and services, may result in lower prices for health care products and services commercialized by us, our customers and our collaborative partners. This reduction in turn could reduce the amount our future revenues or royalty payments that may be due to us. The lower prices could also adversely affect our profits and the profits of our customers and collaborative partners. As a result, pharmaceutical, diagnostic and biotechnology companies may choose to reduce or eliminate certain research and development programs that utilize our products. Any such reduction of our revenues or royalty payments or the reduction or cancellation of research programs that utilize our products could have a serious adverse effect on our business, financial condition and results of operations. See "Business--Reimbursement."

ITEM 2. PROPERTIES

    Affymetrix leases two facilities in Santa Clara, California, totaling 101,000 square feet for research and development laboratories and administrative offices under leases expiring in 2003. The Company has an option to renew the leases on these facilities for an additional three years. The Company leases 20,000 square feet of space for manufacturing operations in Sunnyvale, California, under a lease that expires in 2000. The Company also leases 31,000 square feet of research and development space in Sunnyvale, California under a lease that expires in 1999. In February 1998, the Company purchased approximately ten acres of land in West Sacramento, California, upon which the Company has built a 52,000 square foot manufacturing facility. The Company expects to continue to expand its manufacturing and other operating facilities over the next few years.

ITEM 3. LEGAL PROCEEDINGS

    On March 3, 1997, Hyseq filed a lawsuit in United States District Court for the Northern District of California (San Jose Division) alleging that Affymetrix' products infringe United States Patents 5,202,231 and 5,525,464. In addition, in December 1997, Hyseq filed a second action claiming that Affymetrix' products infringe a related patent, United States Patent 5,695,940. On August 18, 1998, the Company filed a lawsuit in Federal District Court in the Northern District of California (San Francisco

Division) against Hyseq alleging infringement of U.S. Patent Nos. 5,795,716 and 5,744,305 ("'305"). On September 1, 1998, the Company added U.S. Patent No. 5,800,992 ("'992") to the complaint of infringement against Hyseq. The Hyseq action, which seeks damages based on the sale of Affymetrix' products and processes and seeks to enjoin commercial activities relating to those products and processes, and any other legal action against the Company or its collaborative partners claiming damages on account of the sale of Affymetrix products and seeking to enjoin commercial activities relating to the affected products and processes could, in addition to subjecting the Company to potential liability for damages, require the Company or its collaborative partners to obtain a license in order to continue to manufacture or market the affected products and processes. While the Company believes that the Hyseq complaints are without merit, there can be no assurance that the Company will prevail in the Hyseq actions or that the Company or its collaborative partners will prevail in any other action, nor can there be any assurance that any license required would be made available on commercially acceptable terms, if at all. Furthermore, the Company has and is likely to continue to incur substantial costs and expend substantial personnel time in defending against the claims filed by Hyseq.

    On January 6, 1998, the Company filed a patent infringement action in the United States District Court for the District of Delaware (No. 98-6) alleging that certain of Incyte's and Synteni's products infringe United States Patent 5,445,934 ("'934"). On September 1, 1998, the Company filed a complaint against Incyte and Synteni in Federal District Court in Delaware alleging infringement of the '305 Patent and the '992 Patent. These actions were transferred to the United States District Court for the Northern District of California on November 18, 1998, as case numbers C98-4507 and C98-4508, respectively. The actions seek to enjoin commercial activities of Incyte and Synteni relating to the Affymetrix patents and, in regard to the '992 Patent, seek a preliminary injunction. The motion for preliminary injunction is currently scheduled to be heard on April 30, 1999.

    There can be no assurance that Affymetrix will prevail in asserting its patent rights against Hyseq, Incyte, Synteni or others. The Company has and is likely to continue to incur substantial costs and expend substantial personnel time in asserting the Company's patent rights against Hyseq, Incyte, Synteni and others. Failure to successfully enforce its patent rights or the loss of these patent rights or others would remove a legal obstacle to competitors in designing probe array systems with similar competitive advantages to the GeneChip technology, which could have a material adverse effect on the Company's business, financial condition and operating results.

    On April 17, 1998, Incyte filed a response and counterclaim asserting the '934 Patent is invalid and not infringed. Also, on April 17, 1998, Incyte filed a counterclaim alleging that a patent license agreement entered into in December 1997 between Affymetrix and Molecular Dynamics interfered with an agreement between Incyte and Molecular Dynamics. In the counterclaim, Incyte alleges that the terms of the patent license to Molecular Dynamics prevented Molecular Dynamics from meeting its obligations to Incyte and is seeking damages from Affymetrix. On September 21, 1998, Incyte and Synteni filed an answer asserting various defenses to the lawsuits in relation to the '992 Patent and the '305 Patent, and asserted several counterclaims, namely a request for declaration of noninfringement and invalidity, an assertion of unfair competition, a request for a declaration that Synteni and Dari Shalon (a one time employee of Synteni) have not misappropriated any of Affymetrix' trade secrets, a claim of tortious interference with Incyte's and Synteni's economic advantage, a claim of slander of title of a patent and a claim of trade libel. Affymetrix believes the counterclaims are without merit. However, the Company has and is likely to continue to incur substantial costs and expend substantial personnel time in defending against any counterclaims filed by Incyte and Synteni. Failure to successfully enforce its patent rights or defend against counterclaims of Incyte, Synteni, or others could have a material adverse effect on the Company's business, financial condition and operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted during the fourth quarter of the year ended December 31, 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is traded on the Nasdaq National Market System under the symbol of AFFX. The following table sets forth, for the periods indicated, the low and high bid prices per share for the Company's Common Stock as reported by the Nasdaq National Market.

                                                                                LOW       HIGH
                                                                             ---------  ---------
1997
First Quarter..............................................................  $   19.75  $   36.38
Second Quarter.............................................................  $   20.38  $   35.25
Third Quarter..............................................................  $   29.13  $   49.38
Fourth Quarter.............................................................  $   29.75  $   47.63

1998
First Quarter..............................................................  $   24.63  $   35.25
Second Quarter.............................................................  $   21.13  $   34.88
Third Quarter..............................................................  $   16.13  $   30.38
Fourth Quarter.............................................................  $   19.50  $   28.38

    As of December 31, 1998, there were approximately 412 holders of record of the Company's Common Stock.

    No dividends have been paid on the Common Stock. The Company currently intends to retain all future earnings, if any, for use in its business and does not anticipate paying any cash dividends on its common stock in the foreseeable future. The Company pays a semi-annual, cumulative dividend of 6.5% per year on the Series AA Preferred Stock held by Glaxo.

USE OF PROCEEDS

    On June 6, 1996, a Registration Statement on Form S-1 (No. 333-3648) was declared effective by the Securities and Exchange Commission, pursuant to which 6,153,000 shares of the Company's Common Stock, no par value, were offered and sold for the account of the Company at a price of $15.00 per share, generating gross offering proceeds of $92.3 million for the account of the Company. The managing underwriters for the offering were Robertson, Stephens & Company, LLC, CS First Boston and Montgomery Securities.

    From the effective date of the Registration Statement to December 31, 1998, the Company incurred $6.2 million in underwriting discounts and commissions and $1.0 million in other related expenses. Total expenses incurred in connection with the offering were $7.2 million. The net proceeds of the offering, after deducting the foregoing expenses, were $85.1 million. No direct or indirect payments were made to directors, officers, or general partners of the Company or their associates, or to persons owning 10% or more of any class of equity securities of the Company and its affiliates.

    From the effective date of the Registration Statement to December 31, 1998, the Company estimates that it has used a portion of the net proceeds of the offering as follows: (i) temporary investment in marketable debt securities, $80.6 million; and (ii) working capital, $11.7 million.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected historical information has been derived from the audited financial statements of the Company. The financial information as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998 are derived from audited financial statements and are included elsewhere in this Form 10-K. The table should be read in conjunction with Item
7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8. "Financial Statements and Supplementary Data."

                                                            YEAR ENDED DECEMBER 31,
                                             -----------------------------------------------------
                                               1998       1997       1996       1995       1994
                                             ---------  ---------  ---------  ---------  ---------
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenue:
  Product..................................  $  22,847  $   4,789  $   1,389  $      --  $      --
  Contract.................................     22,328       7356       6078      2,365        535
  Grant....................................      6,850       7620      4,505      2,260      1,039
                                             ---------  ---------  ---------  ---------  ---------
    Total revenue..........................     52,025     19,765     11,972      4,625      1,574
                                             ---------  ---------  ---------  ---------  ---------
Costs and expenses:
  Cost of product revenue..................     14,858      4,559      2,178         --         --
  Research and development.................     35,953     28,168     18,762     12,420      9,483
  Selling, general and Administrative......     29,763     14,697      7,569      3,833      2,303
                                             ---------  ---------  ---------  ---------  ---------
  Total costs and expenses.................     80,574     47,424     28,509     16,253     11,786
                                             ---------  ---------  ---------  ---------  ---------
Loss from operations.......................    (28,549)   (27,659)   (16,537)   (11,628)   (10,212)
Interest income, net.......................      5,419      5,133      4,310        881        532
                                             ---------  ---------  ---------  ---------  ---------
Net loss...................................    (23,130)   (22,526)   (12,227)   (10,747)    (9,680)
Preferred Stock dividends..................     (2,321)        --         --         --         --
                                             ---------  ---------  ---------  ---------  ---------
Net loss attributable to Common
  Stockholders.............................  $ (25,451) $ (22,526) $ (12,227) $ (10,747) $  (9,680)
                                             ---------  ---------  ---------  ---------  ---------
                                             ---------  ---------  ---------  ---------  ---------
Basic and diluted net loss per common
  share(1).................................  $   (1.11) $   (0.99) $   (0.61) $   (0.61) $   (0.55)
Shares used in computing basic and diluted
  net loss per common share(1).............     22,915     22,644     20,131     17,664     17,563

BALANCE SHEET DATA:
Cash, cash equivalents, and short-term
  investments..............................  $  80,568  $  71,573  $ 108,982  $  38,883  $  17,805
Working capital............................     80,387     71,553    107,668     36,070     15,677
Total assets...............................    136,428    101,170    118,900     44,594     19,945
Long-term obligations......................      5,261        513        741        948      7,135
Convertible Redeemable Preferred Stock.....     49,857         --         --         --         --
Accumulated deficit........................    (92,720)   (67,269)   (44,743)   (32,516)   (21,769)
Total stockholders' equity.................     66,750     91,036    112,533     38,561      9,254

------------------------

(1) See Note 1 to the Financial Statements included in Item 8.

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

OVERVIEW

    Affymetrix, Inc. has developed and intends to establish its GeneChip-Registered Trademark- system as the platform of choice for acquiring, analyzing and managing complex genetic information in order to improve the diagnosis, monitoring and treatment of disease. The Company's GeneChip system consists of disposable DNA probe arrays containing gene sequences on a chip, certain reagents for use with the probe arrays, a scanner and other instruments to process the probe arrays, and software to analyze and manage genetic information from the probe arrays. The Company commenced commercial sales of the GeneChip system for research use in April 1996 and currently sells its products to pharmaceutical and biotechnology companies, academic research centers and clinical reference laboratories.

    The business and operations of the Company were commenced in 1991 by Affymax N.V. ("Affymax") and were initially conducted within Affymax. In March 1992, the Company was incorporated as a California corporation and wholly owned subsidiary of Affymax and in September 1998 was reincorporated as a Delaware corporation. In March 1995, Glaxo plc, now Glaxo Wellcome plc ("Glaxo"), acquired Affymax, including its ownership interest in Affymetrix. Beginning in September 1993, the Company issued equity securities, including an initial public offering in June 1996, which diluted Affymax' and then Glaxo's ownership in Affymetrix. On April 14, 1998, the Company completed the sale of 1,634,522 shares of Series AA Preferred Stock to Glaxo Wellcome Americas, Inc. (a wholly owned subsidiary of Glaxo) for net proceeds of approximately $49.9 million. The Preferred Stock is convertible into Affymetrix Common Stock at approximately $40.00 per share. Glaxo's acquisition of the Series AA Preferred Stock increased Glaxo's beneficial ownership of Affymetrix to approximately 37%. In March 1999, the Company sold 1,000,000 shares of common stock to a third party in a private placement, which reduced Glaxo's ownership position to 35%.

    The Company has incurred operating losses in each year since its inception, including a loss attributable to common stockholders of approximately $25.5 million during the year ended December 31, 1998 and, as of such date, had an accumulated deficit of approximately $92.7 million. The Company's losses have resulted principally from costs incurred in research and development and from selling, general and administrative costs associated with the Company's operations. These costs have exceeded the Company's interest income and revenues, which to date have been generated principally from product sales and technology access fees, collaborative research and development agreements (including technology access fees), government research grants and from cash and investment balances. The Company expects to incur substantial additional operating losses for at least the next two years as a result of increases in its expenses for manufacturing, marketing and sales capabilities, research and product development and general and administrative costs. The Company's quarterly operating results will depend upon the volume and timing of orders received for GeneChip systems and probe arrays and the timing of deliveries made during the quarter, variations in payments under collaborative agreements, including milestones, royalties, license fees, and other contract revenues, and the timing of new product introductions by the Company. The Company's quarterly operating results may also fluctuate significantly depending on other factors, including the introduction of new products by the Company's competitors; regulatory actions; market acceptance of the GeneChip system and other potential products; the outcome of on-going or future litigation; adoption of new technologies; manufacturing capabilities; variations in gross margins of the Company's products; competition; the cost, quality and availability of reagents and components; the mix of products sold; changes in government funding; and third-party reimbursement policies.

    Affymetrix may have to reduce or discount the price of its products to gain market acceptance, which could adversely affect gross margins. The Company's future gross margins, if any, will be dependent on, among other factors, the Company's ability to cost-effectively manufacture the GeneChip system and probe arrays and successfully market its products to pharmaceutical and biotechnology companies, academic research centers and clinical reference laboratories. The amount of future operating losses and time required by the Company to reach profitability are uncertain. The Company's ability to generate significant revenues and become profitable is dependent in large part on the ability of the Company to enter into additional collaborative and supply arrangements and on the ability of the Company and its collaborative partners to successfully manufacture and commercialize products incorporating the Company's technologies. In addition, delays in receipt of any necessary regulatory approvals by the Company or its collaborators, or receipt of approvals by competitors, could adversely affect the successful commercialization of the Company's technologies.

IMPACT OF YEAR 2000

    The Company is assessing the potential impact of the Year 2000 computer problem on its products (including GeneChip systems and software), information systems, embedded systems (including computers used in its manufacturing process) and on the ability of certain third parties to supply critical materials and services as well as the readiness of certain customers. The Company has initiated the assessment of its products, identified certain software code that needs to be revised and is in the process of updating this code for existing and future products. The Company believes that with this update, its products will be Year 2000 ready. The Company expects to complete the assessment of its computer systems, embedded systems, certain third party suppliers and major customers by the end of the second quarter of 1999, and to take necessary remediation action by the end of 1999. Expenditures to date have not been material and have consisted solely of the limited use of outside consultants and the time of certain company personnel. Based on the partial assessment completed through December 31, 1998, the Company does not currently expect the future costs of completing the assessment, modifying its products, making system modifications, purchasing replacement computer systems and assessing the Year 2000 readiness of material third party suppliers and major customers to be material. While the Company does not anticipate a material business interruption to result from the Year 2000 problem, the Company gives no assurances that its products or systems will be Year 2000 ready and the Company cannot guarantee the Year 2000 readiness of key third party suppliers and service providers and major customers. Pending the completion of the assessment of the Company's Year 2000 readiness, the Company may make certain contingency plans (for example the stockpile of critical raw materials in late 1999), but currently such plans have not been developed. If any of the Company's products or information systems, embedded systems, key third party suppliers and services providers and major customers are not Year 2000 ready, the Company may experience a business interruption which would have a material adverse impact on the Company's business, results of operations and financial condition.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

    PRODUCT REVENUE AND COST OF PRODUCT REVENUE. Product sales increased to $22.8 million in 1998, up from $4.8 million in 1997. The increase primarily resulted from growth in placements of GeneChip systems and sales of GeneChip probe arrays and related products. Cost of product revenue increased to $14.9 million in 1998, up from $4.6 million in 1997. The increase in cost of product revenue is due to the cost of selling more GeneChip systems and probe arrays and increased manufacturing costs arising from variations in manufacturing capacity and yield. The Company has experienced, and continues to experience, variation in manufacturing capacity and yield of its GeneChip products which has impacted, and will continue to impact, the Company's ability to meet its commitments to deliver certain products to its customers in a timely manner. Difficulty in providing timely delivery of products adversely affects the Company's relationships with its customers, its business, its financial condition and results of operations. Margins have fluctuated, and will continue to fluctuate significantly, as a result of variation in manufacturing yields. In addition, margins will continue to fluctuate as the Company continues development and expansion of its manufacturing capabilities and as the Company incurs costs associated with the start-up of the planned West Sacramento, California facility throughout 1999. Margins also fluctuate as a result of changes in the mix of products sold. In addition, the Company sells products in certain foreign countries and thus revenue and margins will fluctuate due to changes in currency exchange rates. However, the impact of changing currency rates to date has been immaterial and the Company does not currently engage in hedging activities.

    CONTRACT REVENUE. Contract revenue includes subscription fees earned under EasyAccess-TM- contracts, custom probe array design fees, milestones, research and development funding, royalties and license fees earned under commercial contracts. Contract revenue increased to $22.3 million for 1998 from $7.4 million for 1997 primarily due to fees earned under the Company's EasyAccess subscription-based supply agreements, increased custom array design fees, including revenue of $2.0 million earned from the completion of a custom array project in September 1998 and achievement of milestones under other commercial contracts.

    GRANT REVENUE. Grant revenue decreased to $6.9 million for 1998 from $7.6 million for 1997. The decrease is primarily due to lower activity under government grants including grants from the Advanced Technology Program ("ATP") and National Institutes of Health ("NIH") National Center for Human Genome Research, which was completed in 1998. The Company expects grant revenues to fluctuate in the future due to the level of activity performed under existing grants and the timing of new grant awards. After 1999, the Company expects grant revenues to decline substantially due to the completion of the ATP grant.

    RESEARCH AND DEVELOPMENT. Research and development expenses, which primarily consist of new technology, product and manufacturing process development, increased to $36.0 million for 1998 compared to $28.2 million for 1997. The increase in research and development expenses was attributable primarily to the hiring of additional research and development personnel and associated purchases of research supplies. The Company expects research and development spending to increase over the next several years as product development and core research efforts continue to expand.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $29.8 million in 1998 compared to $14.7 million for 1997. The increase in selling, general and administrative expenses resulted primarily from the Company's expansion of commercial activities and significantly increased legal costs arising from ongoing patent litigation. Selling, general and administrative expenses are expected to continue to increase as the Company expands sales, marketing, and technical support, prosecutes and defends its intellectual property position and defends against claims made by third parties in ongoing litigation, and adds other management and support staff. In particular, the Company expects legal costs to increase as on-going patent litigation with Hyseq, Inc. and with Incyte Pharmaceuticals, Inc. and Synteni, Inc. approach their respective trial dates.

    INTEREST INCOME. Interest income was $5.5 million for 1998 compared to $5.2 million for 1997. Interest expense of approximately $0.1 million for both 1998 and 1997 is related to a capital equipment lease.

    NET LOSS PER COMMON SHARE. The net loss per common share includes the impact of $2.3 million of preferred stock dividends paid to Glaxo.

YEARS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996

    PRODUCT REVENUE AND COSTS OF PRODUCT REVENUE. In April 1996, Affymetrix commenced commercial sales of the GeneChip system and an HIV probe array for research use and recorded sales of $1.4 million during 1996 with associated costs of product revenue of $2.2 million. Product sales increased to $4.8 million in 1997, the first full-year of sales with associated costs of product revenue of $4.6 million. Product sales revenue includes revenue from the sales of GeneChip systems as well as various probe arrays and related products.

    CONTRACT REVENUE. Contract revenue increased to $7.4 million for 1997 from $6.1 million for 1996 primarily due to increased custom probe array design and supply fees earned and milestone payments received.

    GRANT REVENUE. Grant revenue increased to $7.6 million for 1997 from $4.5 million for 1996 primarily due to increased activity under government grants.

    RESEARCH AND DEVELOPMENT. Research and development expenses increased to $28.2 million for 1997 compared to $18.8 million for 1996. The increase in research and development expenses was attributable primarily to the hiring of additional research and development personnel, costs incurred for further product development and increased purchases of research supplies.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $14.7 million in 1997 compared to $7.6 million for 1996. The increase in selling, general and administrative expenses was attributable primarily to the hiring of additional management personnel, professional fees (primarily legal fees) and overall scale-up of the Company's operations and business development efforts.

    INTEREST INCOME. Interest income was $5.2 million for 1997 compared to $4.4 million for 1996. The increase resulted from the full year impact of investment of net proceeds from the Company's initial public offering in June 1996. Interest expense of approximately $0.1 million for both 1997 and 1996 is related to a capital equipment lease.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its operations primarily through the sale of equity securities, contributions from Affymax, government grants, collaborative agreements, interest income and product sales. Proceeds raised through the sale of equity securities include net proceeds of $32.5 million from the private placement of 1,000,000 shares of common stock in March 1999, $49.9 million from the sales of Series AA Convertible Redeemable Preferred Stock to Glaxo in April 1998, net proceeds of $85.1 million from the Company's initial public offering in June 1996 and aggregate net proceeds of $53.6 million from private placements in August 1995 and September 1993.

    Net cash used in operating activities was $16.9 million in 1998 compared to $21.4 million in 1997 and $11.8 million for 1996. The cash used for operations was primarily to fund the Company's operating losses. The Company expects net cash used in operating activities to increase in 1999 as the Company expands its operating activities.

    The Company's investing activities, other than purchases, sales and maturities of available-for-sale securities, consisted of capital expenditures, which totaled $16.6 million in 1998, $16.0 million in 1997, and $3.5 million in 1996. Capital expenditures during 1998 included investments in land, facilities, and production and laboratory equipment. The Company expects to spend an additional $5.0 million to $10 million during 1999 to complete the new manufacturing facility in West Sacramento, California. Also included in investing activities is a $5.9 million payment made to Beckman Coulter, Inc. ("BCI") pursuant to a series of agreements with BCI that provides Affymetrix with a path to obtain a license to commercialize DNA arrays under certain patents owned by or licensed to BCI, including certain patents covering inventions by Professor Edwin Southern of Oxford University. Under the agreements, Affymetrix has granted BCI licenses to commercialize probe arrays manufactured using technologies other than light directed synthesis and an OEM supply agreement for products that use certain of the Company's GeneChip technology. BCI will pay Affymetrix royalties and transfer prices on sales of these products as specified in the agreements. Affymetrix will also provide services and make certain future payments to BCI and will pay royalties on sales of certain products.

    Net cash provided by financing activities was $47.8 million in 1998, $30,000 in 1997 and $85.0 million in 1996. These cash flows from financing activities are primarily the result of the sale of Series AA Convertible Redeemable Preferred Stock to Glaxo in 1998 and the Company's initial public offering in 1996. The Series AA Convertible Redeemable Preferred Stock requires the Company to make semi-annual dividend payments of $1.6 million to Glaxo.

    As of December 31, 1998, Affymetrix had cash, cash equivalents, and short-term investments of approximately $80.6 million. The Company anticipates that its existing capital resources, including proceeds of $32.5 million from a private placement of 1,000,000 shares of common stock in March 1999, will enable it to maintain currently planned operations and planned capital expenditures through at least 2000. However, this expectation is based on the Company's current operating plan and capital expenditure plan, which is expected to change, and therefore the Company could require additional funding sooner than anticipated. In addition, the Company expects its capital requirements will remain substantial and may increase over the next several years as it expands its facilities and acquires scientific equipment to support expanded manufacturing and research and development efforts. The Company's long-term capital expenditure requirements will depend on numerous factors, including: the development of commercial scale manufacturing capabilities; its ability to maintain existing collaborative and customer arrangements and establish and maintain new collaborative and customer arrangements; the progress of its research and development programs; initiation or expansion of research programs and collaborations; the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; the effectiveness of product commercialization activities and arrangements; the purchase of patent licenses; and other factors. The Company has no credit facility or other committed sources of capital. To the extent capital resources are insufficient to meet future capital requirements, the Company will have to raise additional funds to continue the development of its technologies. There can be no assurance that such funds will be available on favorable terms, or at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to the Company's stockholders. If adequate funds are not available, the Company may be required to curtail operations significantly or to obtain funds by entering into collaboration agreements on unattractive terms. The Company's inability to raise capital would have a material adverse effect on the Company's business, financial condition and results of operations.

    As of December 31, 1998, Affymetrix had federal net operating loss carryforwards for income tax purposes of approximately $75.0 million, which will expire at various dates beginning in 2008, if not utilized. Because Affymetrix has experienced ownership changes, future utilization of these carryforwards may be subject to certain limitations as defined by Internal Revenue Code and similar state regulations. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce income tax liabilities.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE RISK

    The Company's exposure to interest rate risk relates primarily to its investment portfolio. Investments in fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.

    The primary objective of the Company's investment activities is to preserve principal while at the same time maximize yields without significantly increasing risk. To achieve this objective, the Company invests its excess cash in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers, and, by policy, restricts its exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, the Company maintains investments at an average maturity of two years.

    The table below presents the principal amounts and weighted-average interest rates by year of maturity for the Company's investment portfolio:

                                                                                                    FAIR VALUE AT
      (DOLLAR AMOUNTS IN THOUSANDS)          1999       2000       2001       2002       TOTAL    DECEMBER 31, 1998
                                           ---------  ---------  ---------  ---------  ---------  -----------------
                                                                    (DETAILS IN THOUSANDS)
Available-for-sale securities............  $  15,735  $  43,547  $  14,000  $   4,000  $  77,282      $  79,267
Average interest rate....................        6.6%       5.8%       5.4%       6.6%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

                                  AFFYMETRIX, INC.

                                                                                                           PAGE NO.
                                                                                                          -----------
Report of Ernst & Young LLP, Independent Auditors.......................................................          51
Balance Sheets..........................................................................................          52
Statements of Operations................................................................................          53
Statements of Stockholders' Equity......................................................................          54
Statements of Cash Flows................................................................................          55
Notes to Financial Statements...........................................................................          56

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
Affymetrix, Inc.

    We have audited the accompanying balance sheets of Affymetrix, Inc. as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Affymetrix, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               Ernst & Young LLP

Palo Alto, California,
January 29, 1999,
except for Note 11, as to
which the date is March 25, 1999

                                AFFYMETRIX, INC.

                                 BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------
ASSETS:
Current assets:
  Cash and cash equivalents...............................................................  $    1,301  $    4,779
  Short-term investments..................................................................      79,267      66,794
                                                                                            ----------  ----------
                                                                                                80,568      71,573
  Accounts receivable, net of allowances for doubtful accounts of $408 in 1998 and
    $300 in 1997..........................................................................       8,919       6,216
  Inventories.............................................................................       3,276       2,637
  Prepaid expenses........................................................................       2,184         748
                                                                                            ----------  ----------
    Total current assets..................................................................      94,947      81,174
Property and equipment
  Construction-in-progress................................................................       9,512       2,760
  Land....................................................................................       1,310          --
  Equipment and furniture.................................................................      16,761      10,732
  Leasehold improvements..................................................................      13,213      10,762
                                                                                            ----------  ----------
                                                                                                40,796      24,254
  Less accumulated depreciation and amortization..........................................      (9,931)     (5,166)
                                                                                            ----------  ----------
    Net property and equipment............................................................      30,865      19,088
Acquired technology rights, net of accumulated amortization of $375 (Note 3)..............       9,625          --
Notes receivable from employees...........................................................         991         908
                                                                                            ----------  ----------
                                                                                            $  136,428  $  101,170
                                                                                            ----------  ----------
                                                                                            ----------  ----------
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable and accrued liabilities................................................  $   12,791  $    8,729
  Deferred revenue........................................................................       1,517         664
  Current portion of capital lease obligation.............................................         252         228
                                                                                            ----------  ----------
    Total current liabilities.............................................................      14,560       9,621
Noncurrent portion of capital lease obligation............................................         261         513
Obligation to Beckman Coulter, Inc. ......................................................       5,000          --
Commitments and contingencies
Convertible Redeemable Preferred Stock, $0.01 par value; 27,500,000 shares authorized;
  1,634,522 Series AA shares issued and outstanding at December 31, 1998 (aggregate
  redemption value of $50,000)............................................................      49,857          --
Stockholders' equity:
  Common Stock, $0.01 par value (1997 no par value); 50,000,000 shares authorized;
    23,017,409 and 22,786,945 shares issued and outstanding at December 31, 1998 and 1997,
    respectively..........................................................................         230     158,924
  Additional paid-in-capital..............................................................     159,147          --
  Accumulated other comprehensive income..................................................         435         125
  Deferred compensation...................................................................        (342)       (744)
  Accumulated deficit.....................................................................     (92,720)    (67,269)
                                                                                            ----------  ----------
    Total stockholders' equity............................................................      66,750      91,036
                                                                                            ----------  ----------
                                                                                            $  136,428  $  101,170
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                             See Accompanying Notes

                                AFFYMETRIX, INC.

                            STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1998        1997        1996
                                                                                ----------  ----------  ----------
REVENUE:
  Product.....................................................................  $   22,847  $    4,789  $    1,389
  Contract....................................................................      22,328       7,356       6,078
  Grant.......................................................................       6,850       7,620       4,505
                                                                                ----------  ----------  ----------
    Total revenue.............................................................      52,025      19,765      11,972
                                                                                ----------  ----------  ----------
COSTS AND EXPENSES:
  Cost of product revenue.....................................................      14,858       4,559       2,178
  Research and development....................................................      35,953      28,168      18,762
  Selling, general and administrative.........................................      29,763      14,697       7,569
                                                                                ----------  ----------  ----------
    Total costs and expenses (includes related-party expense of $6, $52 and
      $1,422, respectively)...................................................      80,574      47,424      28,509
                                                                                ----------  ----------  ----------
    Loss from operations......................................................     (28,549)    (27,659)    (16,537)
    Interest income...........................................................       5,484       5,218       4,416
    Interest expense..........................................................         (65)        (85)       (106)
                                                                                ----------  ----------  ----------
    Net loss..................................................................     (23,130)    (22,526)    (12,227)
    Preferred Stock dividends.................................................      (2,321)         --          --
                                                                                ----------  ----------  ----------
    Net loss attributable to Common Stockholders..............................  $  (25,451) $  (22,526) $  (12,227)
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
    Basic and diluted net loss per common share...............................  $    (1.11) $    (0.99) $    (0.61)
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
    Shares used in computing basic and diluted net loss per common share......      22,915      22,644      20,131
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

                             See Accompanying Notes

                                AFFYMETRIX, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                         ACCUMULATED
                                   CONVERTIBLE              ADDITIONAL                      OTHER                         TOTAL
                                    PREFERRED     COMMON     PAID-IN       DEFERRED     COMPREHENSIVE   ACCUMULATED   STOCKHOLDERS'
                                      STOCK        STOCK     CAPITAL     COMPENSATION      INCOME         DEFICIT        EQUITY
                                   -----------   ---------  ----------   ------------   -------------   -----------   -------------
Balance, December 31, 1995.......   $ 70,439     $   2,717   $     --      $(2,360)         $ 281        $(32,516)      $ 38,561
                                   -----------   ---------  ----------   ------------       -----       -----------   -------------
  Issuance of 215,945 shares of
    Common Stock upon exercise of
    stock options................         --           127         --           --             --              --            127
  Conversion of 23,166,166 shares
    of Preferred Stock to
    15,629,991 shares of Common
    Stock........................    (70,119)       70,119         --           --             --              --             --
  Conversion of warrants to
    purchase 202,441 shares of
    Series 2 Subordinated
    Convertible Preferred Stock
    to warrants to purchase
    134,961 shares of Common
    Stock........................       (320)          320         --           --             --              --             --
  Issuance of 6,153,000 shares of
    Common Stock, net of issuance
    costs and commissions........         --        85,069         --           --             --              --         85,069
  Deferred compensation related
    to grant of stock options....         --           335         --         (335)            --              --             --
  Amortization of deferred
    compensation.................         --            --         --        1,235             --              --          1,235
  Comprehensive loss:
    Unrealized loss on
      available-for-sale
      securities of $172, net of
      reclassification
      adjustments for gains
      included in net loss of
      $60........................         --            --         --           --           (232)             --           (232)
    Net loss.....................         --            --         --           --             --         (12,227)       (12,227)
                                                                                                                      -------------
  Comprehensive loss.............                                                                                        (12,459)
                                   -----------   ---------  ----------   ------------       -----       -----------   -------------
Balance, December 31, 1996.......         --       158,687         --       (1,460)            49         (44,743)       112,533
                                   -----------   ---------  ----------   ------------       -----       -----------   -------------
  Issuance of 253,074 shares of
    Common Stock upon exercise of
    stock options................         --           237         --           --             --              --            237
  Amortization of deferred
    compensation.................         --            --         --          716             --              --            716
  Comprehensive loss:
    Unrealized loss on
      available-for-sale
      securities of $107, net of
      reclassification
      adjustments for losses
      included in net income of
      $183.......................         --            --         --           --             76              --             76
    Net loss.....................         --            --         --           --             --         (22,526)       (22,526)
                                                                                                                      -------------
  Comprehensive loss.............                                                                                        (22,450)
                                   -----------   ---------  ----------   ------------       -----       -----------   -------------
Balance, December 31, 1997.......         --       158,924         --         (744)           125         (67,269)        91,036
                                   -----------   ---------  ----------   ------------       -----       -----------   -------------
  Reincorporation in Delaware....                 (158,696)   158,696           --             --              --             --
  Issuance of 230,464 shares of
    Common Stock upon exercise of
    stock options................         --             2        276           --             --              --            278
  Issuance of warrants to
    purchase 12,542 shares of
    common stock for services....         --            --        175           --             --              --            175
  Amortization of deferred
    compensation.................         --            --         --          402             --              --            402
  Comprehensive loss:
    Unrealized gain on
      available-for-sale
      securities of $627, net of
      reclassification
      adjustments for gains
      included in net loss of
      $317.......................         --            --         --           --            310              --            310
    Net loss.....................         --            --                      --             --         (23,130)       (23,130)
                                                                                                                      -------------
  Comprehensive loss.............                                                                                        (22,820)
  Preferred stock dividends......         --            --         --           --             --          (2,321)        (2,321)
                                   -----------   ---------  ----------   ------------       -----       -----------   -------------
Balance, December 31, 1998.......   $     --     $     230   $159,147      $  (342)         $ 435        $(92,720)      $ 66,750
                                   -----------   ---------  ----------   ------------       -----       -----------   -------------
                                   -----------   ---------  ----------   ------------       -----       -----------   -------------

                             See Accompanying Notes

                                AFFYMETRIX, INC.

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                              ------------------------------------
                                                                                 1998         1997        1996
                                                                              -----------  ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................................  $   (23,130) $  (22,526) $   (12,227)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization...........................................        4,765       2,310        1,286
    Amortization of acquired technology rights..............................          375          --           --
    Amortization of investment premiums.....................................         (270)        159         (518)
    Amortization of deferred compensation...................................          577         716        1,235
    Changes in operating assets and liabilities:
      Accounts receivable...................................................       (2,703)     (4,328)        (546)
      Inventories...........................................................         (639)       (736)      (1,231)
      Prepaid expenses and notes receivable from employees..................         (619)       (924)        (292)
      Accounts payable and other accrued liabilities........................        4,062       3,706        2,465
      Deferred revenue......................................................          853         268       (1,944)
                                                                              -----------  ----------  -----------
        Net cash used in operating activities...............................      (16,729)    (21,355)     (11,772)
                                                                              -----------  ----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................................      (16,542)    (16,001)      (3,488)
  Payment to Beckman Coulter, Inc. for acquired technology rights...........       (5,900)         --
  Proceeds from sale of available-for-sale securities.......................      143,639      98,452       48,417
  Proceeds from maturities of available-for-sale securities.................           --      12,183       42,859
  Purchases of available-for-sale securities................................     (155,532)    (82,673)    (149,363)
                                                                              -----------  ----------  -----------
        Net cash provided by (used in) investing activities.................      (34,335)     11,961      (61,575)
                                                                              -----------  ----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Common Stock, net.............................................          278         237       85,196
  Issuance of Redeemable Preferred Stock, net...............................       49,857          --           --
  Preferred Stock dividends.................................................       (2,321)         --           --
  Principal payments on capital lease obligation............................         (228)       (207)        (187)
                                                                              -----------  ----------  -----------
        Net cash provided by financing activities...........................       47,586          30       85,009
                                                                              -----------  ----------  -----------
        Net increase (decrease) in cash and cash equivalents................       (3,478)     (9,364)      11,662
Cash and cash equivalents at beginning of year..............................        4,779      14,143        2,481
                                                                              -----------  ----------  -----------
Cash and cash equivalents at end of year....................................  $     1,301  $    4,779  $    14,143
                                                                              -----------  ----------  -----------
                                                                              -----------  ----------  -----------
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Obligation to Beckman Coulter, Inc for acquired technology rights.........  $     5,000  $       --  $        --
                                                                              -----------  ----------  -----------
                                                                              -----------  ----------  -----------

Issuance of warrants for services...........................................  $       175  $       --  $        --
                                                                              -----------  ----------  -----------
                                                                              -----------  ----------  -----------

                             See Accompanying Notes

NOTE 1-- NATURE OF OPERATION

    Affymetrix, Inc. has developed and intends to establish its GeneChip-Registered Trademark- system as the platform of choice for acquiring, analyzing and managing complex genetic information in order to improve the diagnosis, monitoring and treatment of disease. The Company's GeneChip system consists of disposable DNA probe arrays containing gene sequences on a chip, certain reagents for use with the probe arrays, a scanner and other instruments to process the probe arrays, and software to analyze and manage genetic information. The Company currently sells its products to pharmaceutical and biotechnology companies, academic research centers and clinical reference laboratories.

    The business and operations of the Company were commenced in 1991 by Affymax N.V. ("Affymax") and were initially conducted within Affymax. In March 1992, the Company was incorporated as a California corporation and wholly owned subsidiary of Affymax and in September 1998 was reincorporated as a Delaware corporation. In March 1995, Glaxo plc, now Glaxo Wellcome plc ("Glaxo"), acquired Affymax, including its ownership interest in Affymetrix. Beginning in September 1993, the Company issued equity securities which diluted Affymax' and then Glaxo's ownership in Affymetrix. On April 14, 1998 the Company completed the sale of 1,634,522 shares of Series AA Preferred Stock to Glaxo Wellcome Americas, Inc. (a wholly owned subsidiary of Glaxo) for net proceeds of approximately $49.9 million. The Preferred Stock is convertible into Affymetrix Common Stock at approximately $40.00 per share. Glaxo's acquisition of the Series AA Preferred Stock increased Glaxo's beneficial ownership of Affymetrix to approximately 37%.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The summary of significant accounting policies is presented to assist the reader in understanding and evaluating the financial statements. These policies are in conformity with generally accepted accounting policies. Certain amounts for prior years have been reclassified to conform to the current year presentation.

        USE OF ESTIMATES

    The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        REVENUE RECOGNITION

    Contract and grant revenue includes revenue earned from services performed pursuant to commercial collaboration and supply agreements, subscription fees earned under EasyAccess-TM- supply agreements, licensing, milestone and royalty fees and government grants. Revenue from grants and research and development reimbursements under collaboration agreements are recorded in the period in which the costs are incurred or in which the revenue is earned as defined in the related agreement. Direct costs associated with these contracts and grants are reported as research and development expense. Revenue from subscription fees earned under EasyAccess-TM- supply agreements are recorded ratably over the term of the agreement subject to adjustments for anticipated reductions provided for in certain agreements for late delivery of probe arrays. Payments received in advance under these arrangements are recorded as deferred revenue until earned. License, milestone and royalty income is recognized when earned under the terms of the related agreements. Product revenue is recognized upon shipment. Reserves are provided for anticipated returns and warranty expenses at the time the associated revenue is recognized.

        RESEARCH AND DEVELOPMENT

    Research and development expenses consist of costs incurred for internal, contract and grant-sponsored research and development. These costs include direct and research-related overhead expenses.

        IMPAIRMENT OF LONG-LIVED ASSETS

    In accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Under SFAS 121, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is assessed using discounted cash flow. Through December 31, 1998, there have been no such losses.

        ADVERTISING COSTS

    The Company expenses advertising costs as incurred. Advertising costs were $0.4 million for 1998 and not material for 1997 and 1996.

        NET LOSS PER SHARE

    Basic loss per share is calculated using the weighted average number of common shares outstanding during the period. Diluted loss per share, which gives effect to the dilutive effect of stock options and warrants (calculated based on the treasury stock method) is the same as basic loss per share because the Company is in a net loss position.

    Options and warrants to purchase 3,311,479, 3,155,190 and 2,435,824 shares of the Company's common stock in 1998, 1997 and 1996, respectively, had an anti-dilutive impact on net loss per share and were therefore excluded from the calculation of diluted net loss per share (See Note 7 "Stockholders' Equity").

        CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

    Cash equivalents and short-term investments consist of debt securities. Management determines the appropriate classification of debt securities at the time of purchase. As of December 31, 1998 and 1997, Affymetrix' investments in debt securities are classified as available-for-sale and are carried at fair value with unrealized gains and losses reported in stockholders' equity. Affymetrix reports all liquid securities with maturities at the date of purchase of three months or less that are readily convertible into cash and have insignificant interest rate risk as cash equivalents. All other available-for-sale securities are recorded as short-term investments. The cost of debt securities is adjusted for amortization of premiums and discounts to maturity. This amortization is included in interest income. Realized gains and losses on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. The fair values of securities are based on quoted market prices.

        COMPREHENSIVE INCOME

    As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting comprehensive income and its components. The adoption of SFAS 130 had no impact on the Company's results of operations or financial condition. SFAS 130 requires unrealized gains or losses on the Company's available-for sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

        INVENTORIES

    Inventories are stated at the lower of cost (as determined by the first-in, first-out method) or market and consist of the following at December 31, 1998 and 1997 (in thousands):

                                                                               1998       1997
                                                                             ---------  ---------
Raw materials..............................................................  $   1,775  $     935
Work in process............................................................         70        160
Finished goods.............................................................      1,431      1,542
                                                                             ---------  ---------
  Total....................................................................  $   3,276  $   2,637
                                                                             ---------  ---------
                                                                             ---------  ---------

        PROPERTY AND EQUIPMENT

    Property and equipment, including equipment under capital leases, are recorded at cost and are depreciated for financial reporting purposes using the straight-line method over the estimated useful lives of the assets ranging from two to five years. Leasehold improvements are amortized over the useful lives of the assets or the lease-term, whichever is shorter.

        ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

    Accounts payable and accrued liabilities as of December 31, 1998 and 1997, consist of the following (in thousands):

                                                                             1998       1997
                                                                           ---------  ---------
Accounts payable.........................................................  $   7,334  $   4,647
Accrued compensation and related liabilities.............................      1,213        638
Accrued warranty.........................................................        937      1,456
Accrued legal............................................................      2,707      1,581
Other....................................................................        600        407
                                                                           ---------  ---------
  Total..................................................................  $  12,791  $   8,729
                                                                           ---------  ---------
                                                                           ---------  ---------

        RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 superseded Statement of Financial Accounting Standards 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public business enterprises report selected information about operating segments in financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 has no impact on Affymetrix's financial statements as the Company only operates in one segment as defined under SFAS 131.

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" ("SFAS 133") which provides a comprehensive and consistent standard for hedging activities. SFAS 133 is effective for years beginning after June 15, 1999 and is not anticipated to have an impact on Affymetrix's results of operations or financial condition when adopted.

        CONCENTRATIONS OF RISK

    Cash equivalents and investments are financial instruments which potentially subject Affymetrix to concentrations of risk to the extent of amounts recorded in the Balance Sheet. Corporate policy restricts the amount of credit exposure to any one issuer and to any one type of investment, other than securities issued by the United States Government.

    The Company has not experienced any significant credit losses from its accounts receivable, from grants or from collaborative research agreements, and none are currently expected. Affymetrix performs a quarterly review of its customer activity and associated credit risks.

    Certain key parts of the GeneChip system, such as the scanner, certain reagents kits and lithographic masks as well as certain raw materials used in the synthesis of probe arrays, are currently available only from a single source or limited sources. No assurance can be given that scanners, reagents, lithographic masks or other components of the GeneChip system will be available in commercial quantities at acceptable costs. If the Company is required to seek alternative sources of supply, it could be time consuming and expensive. In 1998, the Company entered into an agreement with the Hewlett-Packard Company ("HP") under which HP is required to supply all of the Company's forecasted requirements for scanners until February 2003 and the Company is required to purchase a minimum number of scanners from HP during the same period.

    In addition, the Company is dependent on its vendors to provide components of appropriate quality and reliability and to meet applicable regulatory requirements. Consequently, in the event that supplies from these vendors are delayed or interrupted for any reason, the Company's ability to develop and supply its products could be impaired, which could have a material adverse effect on the Company's business, financial condition and results of operations.

NOTE 3--COLLABORATIVE AGREEMENTS AND GRANTS

    The Company has agreements with several entities to develop and test probe arrays for the detection of certain gene sequences, mutations or organisms. Under such agreements, the Company may receive a development fee and may receive milestone payments upon achievement of certain technical goals. The Company also has research agreements with several universities and research organizations. The Company generally obtains rights to intellectual property arising from these agreements. If a project is successful, the Company and the third-party collaborator would negotiate the right to commercialize products resulting from such project. The Company has received a substantial portion of its revenues since inception from its collaborative partners and intends to enter into collaborative arrangements with other companies to apply its technology, fund development, commercialize potential future products, and assist in obtaining regulatory approval.

        AMERSHAM PHARMACIA BIOTECH, LTD. ("AMERSHAM PHARMACIA BIOTECH") and AMERSHAM PHARMACIA BIOTECH, KK ("AMERSHAM PHARMACIA BIOTECH KK")

    In December 1997, the Company entered into a sales representation agreement with Amersham Pharmacia Biotech for the non-exclusive sales and marketing of certain of its GeneChip products. Under the sales representation agreement, Amersham Pharmacia Biotech receives transaction processing fees and a percentage of certain product sales up to a maximum annual amount. In October, 1998 the company entered into a non-exclusive distribution agreement with Amersham Pharmacia Biotech KK for the marketing and sale of the Company's products in Japan. Under this agreement, Amersham Pharmacia Biotech KK purchases GeneChip technology directly from the Company and is responsible for marketing and selling the technology to its customers in Japan.

        BECKMAN COULTER, INC. ("BCI")

    In July 1998, the Company entered into a series of agreements with BCI that provides Affymetrix with a path to obtain a license to commercialize DNA arrays under certain patents, including patents owned by or licensed to BCI, including certain patents covering inventions by Professor Edwin Southern of Oxford University. Under the agreements, Affymetrix made a $5.9 million payment to BCI and agreed to provide an additional $5.0 million in services, cash or stock to BCI over the next seven years. In addition, Affymetrix has granted BCI certain licenses to commercialize arrays manufactured using non-light directed techniques and an OEM supply agreement for products that use the Company's GeneChip technology. BCI will pay Affymetrix royalties and transfer prices on sales of these products. The payments and obligations to BCI were accounted for as the purchase of an intangible asset which will be amortized on a straight-line basis over its estimated useful life of 15 years.

        BIOMERIEUX VITEK, INC. ("bioMerieux")

    In September 1996, bioMerieux and Affymetrix entered into a five year collaborative development agreement and associated supply agreement to develop and commercialize DNA probe arrays using the Affymetrix GeneChip technology for clinical diagnostic kits for bacterial identification and antibiotic resistance analysis. The agreement provides for certain research funding, license and milestone payments. bioMerieux is also funding certain research activities at Affymetrix for a minimum of three years. Additionally, a manufacturing agreement was signed under which Affymetrix will manufacture GeneChip probe arrays for sale to bioMerieux. The agreement provides for royalties to Affymetrix on bioMerieux' sales of GeneChip probe arrays. In December 1997 and January 1998, bioMerieux and the Company expanded their collaboration to include the development of DNA probe arrays using the Affymetrix GeneChip technology for clinical diagnostics tests in the fields of HIV and food and industrial testing. As a result of this expansion of the collaboration, bioMerieux made certain license payments to the Company.

        GENETICS INSTITUTE ("GI")

    In December 1995, Affymetrix and GI entered into a supply agreement in the field of genomics under which Affymetrix manufactures and supplies custom probe arrays based on specific genes identified and selected by GI. Pursuant to the agreement, GI is obligated to purchase and Affymetrix is obligated to supply certain minimum quantities of custom probe arrays developed for GI until the later of 2001 or four years after development of specified probe arrays. Affymetrix receives fees for the design and delivery of the custom probe arrays, and may receive milestone payments and royalties on any therapeutic compounds developed by GI using these probe arrays. GI has exclusive rights to specific probe arrays supplied by Affymetrix.

    In January 1998, the Company and GI entered into a three-year EasyAccess supply agreement under which the Company will supply GI with custom and standard probe arrays in return for expected annual subscription fees, custom design fees and revenue from the sale of probe arrays. In February 1998, this EasyAccess agreement was expanded to include GI's parent, American Home Products, Inc. As part of this new agreement, many of the terms and conditions under the 1995 supply agreement were superceded.

        F. HOFFMANN-LA ROCHE LTD. ("Roche")

    In August 1997, the Company and Roche entered into a three-year EasyAccess supply agreement under which the Company will supply Roche with custom and standard probe arrays in return for expected annual subscription fees, custom design fees and revenue from the sale of probe arrays.

    Prior to the 1997 agreement, the Company had entered into two agreements with Roche. In October 1996, the Company signed a demonstration agreement with Roche for the development and supply of a single custom probe array containing bacterial genes. In December 1996, the Company signed a pilot agreement with Roche Bioscience, a division of Syntex (U.S.A.) Inc., for the development and supply of a single custom probe array containing human, rat and mouse genes. The milestones of these agreements were met and the agreements have been concluded.

    In February 1998, the Company entered into a collaboration with Roche Molecular Systems, Inc., a subsidiary of Roche, for the development of diagnostic products utilizing the Company's array technology. Under the terms of the agreement, the Company and Roche will co-develop mutually agreed upon products, Affymetrix will manufacture arrays for use in the products and Roche will market and sell the products. Under the terms of the agreement Roche and the Company are funding their respective work efforts as mutually agreed and will share revenues and profits based on specified terms in the agreement.

        GOVERNMENT GRANTS

    In August 1995, Affymetrix received a three-year grant from the National Institutes of Health ("NIH") National Center for Human Genome Research for approximately $5.5 million. The Company has recognized revenue of approximately $5.4 million through December 31, 1998. The grant expired in August 1998.

    In October 1994, Affymetrix and Molecular Dynamics, Inc. ("Molecular Dynamics") were awarded a five-year matching grant for a total of $31.5 million under the Advanced Technology Program within the National Institute of Standards and Technology to develop a miniaturized DNA diagnostic device, of which approximately $10.7 million will be available to Molecular Dynamics. The contract provides that Affymetrix will receive matching funding up to $20.8 million, some of which will be used to fund activities at collaborating academic institutions and commercial partners. Affymetrix expects to receive payments monthly based on costs incurred and has recognized revenue of $12.2 million through December 31, 1998.

    The above grants are subject to audit by the granting authorities.

NOTE 4--AVAILABLE-FOR-SALE SECURITIES

    The following is a summary of available-for-sale securities as of December 31, 1998 (in thousands):

                                                                 GROSS UNREALIZED     GROSS UNREALIZED    ESTIMATED FAIR
                                                       COST            GAINS               LOSSES             VALUE
                                                     ---------  -------------------  -------------------  --------------
U.S. Government obligations........................  $  45,321       $     324            $      (2)        $   45,643
U.S. Corporate securities..........................     33,511             127                  (14)            33,624
                                                     ---------           -----                  ---            -------
    Total securities...............................  $  78,832       $     451            $     (16)        $   79,267
                                                     ---------           -----                  ---            -------
                                                     ---------           -----                  ---            -------
Amounts included in:
Short-term investments.............................  $  78,832       $     451            $     (16)        $   79,267
                                                     ---------           -----                  ---            -------
                                                     ---------           -----                  ---            -------

    The following is a summary of available-for-sale securities as of December 31, 1997 (in thousands):

                                                                 GROSS UNREALIZED     GROSS UNREALIZED    ESTIMATED FAIR
                                                       COST            GAINS               LOSSES             VALUE
                                                     ---------  -------------------  -------------------  --------------
U.S. Government obligations........................  $  40,962       $      40            $      (4)        $   40,998
U.S. Corporate securities..........................     27,706              89                   --             27,795
                                                     ---------           -----                -----            -------
    Total securities...............................  $  68,668       $     129            $      (4)        $   68,793
                                                     ---------           -----                -----            -------
                                                     ---------           -----                -----            -------
Amounts included in:
Cash equivalents...................................  $   1,999       $      --            $      --         $    1,999
Short-term investments.............................     66,669             129                   (4)            66,794
                                                     ---------           -----                -----            -------
    Total securities...............................  $  68,668       $     129            $      (4)        $   68,793
                                                     ---------           -----                -----            -------
                                                     ---------           -----                -----            -------

    The realized gains and losses on sales of available-for-sale securities were immaterial for the years ended December 31, 1998, 1997 and 1996.

    The following is a summary of the cost and estimated fair value of available-for-sale securities at December 31, 1998, by contractual maturity (in thousands):

                                                                        1998                         1997
                                                             ---------------------------  ---------------------------
                                                              AMORTIZED   ESTIMATED FAIR   AMORTIZED   ESTIMATED FAIR
                                                                COST          VALUE          COST          VALUE
                                                             -----------  --------------  -----------  --------------
Mature in one year or less.................................   $  15,949     $   16,037     $  44,578     $   44,632
Mature after one year through three years..................      62,883         63,230        24,090         24,161
                                                             -----------       -------    -----------       -------
    Total..................................................   $  78,832     $   79,267     $  68,668     $   68,793
                                                             -----------       -------    -----------       -------
                                                             -----------       -------    -----------       -------

NOTE 5--RELATED PARTY TRANSACTIONS

        GLAXO

    As mentioned in Note 1, Glaxo has a significant ownership interest in the Company. Pursuant to a Governance Agreement, Glaxo is entitled to appoint a specified number of directors to the Board of the Company depending on its ownership position. The Company has entered into research and supply agreements with Glaxo, resulting in revenue of $0.5 million in 1998, $1.7 million in 1997 and $0.3 million in 1996. In 1998, two Glaxo employees served as members of the Company's Board of Directors.

        EOS BIOTECHNOLOGY, Inc. ("Eos")

    In April, 1998 the Company entered into a series of agreements with Eos under which Eos became an EasyAccess supply customer of the Company. In return for granting Eos access to certain technology and licenses, the Company received 3,750,000 shares of Series C Preferred Stock (resulting in approximately 15% ownership) and the right to name one director of Eos. The shares received were recorded at zero value as Eos is a development stage entity and realization of this investment is uncertain. The shares are subject to repurchase by Eos in the event the Company does not fulfill its obligations under the EasyAccess supply agreement. In 1998, the Company earned revenue of $0.6 million from Eos under the EasyAccess supply agreement.

NOTE 6--COMMITMENTS AND CONTINGENCIES

        CAPITAL LEASE

    In December 1994, Affymetrix entered into a financing arrangement with a leasing company for existing equipment. Under the terms of the lease, Affymetrix received a single payment of $1.3 million at the inception of the lease. The leaseback contract includes a five-year term expiring January 2, 2000, with an option to purchase the equipment at the greater of the residual value or fair market value. Under certain provisions, the lease may be extended for an additional year. The amount included in property and equipment related to the lease is $1.2 million and was fully depreciated as of December 31, 1996.

        OPERATING LEASES

    Affymetrix leases laboratory, office and manufacturing facilities, and equipment under noncancelable operating leases which expire at various times through 2003. Rent expense related to operating leases was approximately $1.7 million in 1998, $1.4 million in 1997 and $1.0 million in 1996.

    Future minimum lease obligations at December 31, 1998 under all leases are as follows (in thousands):

                                                                                                 CAPITAL     OPERATING
                                                                                                 LEASES       LEASES
                                                                                               -----------  -----------
1999.........................................................................................   $     292    $   1,834
2000.........................................................................................         280        1,292
2001.........................................................................................          --        1,228
2002.........................................................................................          --        1,228
2003.........................................................................................          --          819
                                                                                                    -----   -----------
Total minimum lease payments.................................................................         572    $   6,401
                                                                                                            -----------
                                                                                                            -----------
Less amount representing interest............................................................         (59)
                                                                                                    -----
Present value of minimum lease payments......................................................         513
Less current portion.........................................................................        (252)
                                                                                                    -----
Noncurrent obligation under capital lease....................................................   $     261
                                                                                                    -----
                                                                                                    -----

        LITIGATION

    On March 3, 1997, Hyseq, Inc. ("Hyseq") filed a lawsuit in United States District Court for the Northern District of California (San Jose Division) alleging that Affymetrix' products infringe United States Patents 5,202,231 and 5,525,464. In addition, in December 1997, Hyseq filed a second action claiming that Affymetrix' products infringe a related patent, United States Patent 5,695,940. On August 18, 1998, the Company filed a lawsuit in Federal District Court in the Northern District of California (San Francisco Division) against Hyseq alleging infringement of U.S. Patent Nos. 5,795,716 and 5,744,305 ("'305"). On September 1, 1998, the Company added U.S. Patent No. 5,800,992 ("'992") to the complaint of infringement against Hyseq. The Hyseq action, which seeks damages based on the sale of Affymetrix products and processes and seeks to enjoin commercial activities relating to those products and processes, and any other legal action against the Company or its collaborative partners claiming damages on account of the sale of Affymetrix' products and seeking to enjoin commercial activities relating to the affected products and processes could, in addition to subjecting the Company to potential liability for damages, require the Company or its collaborative partners to obtain a license in order to continue to manufacture or market the affected products and processes. While the Company believes that the Hyseq complaints are without merit, there can be no assurance that the Company will prevail in the Hyseq actions or that the Company or its collaborative partners will prevail in any other action, nor can there be any assurance that any license required would be made available on commercially acceptable terms, if at all. Furthermore, the Company has and is likely to continue to incur substantial costs and expend substantial personnel time in defending against the claims filed by Hyseq.

    On January 6, 1998, the Company filed a patent infringement action in the United States District Court for the District of Delaware (No. 98-6) alleging that certain of Incyte Pharmaceuticals, Inc.'s

("Incyte") and Synteni, Inc.'s ("Synteni") products infringe United States Patent 5,445,934 ("'934"). On September 1, 1998, the Company filed a complaint against Incyte and Synteni in Federal District Court in Delaware alleging infringement of the '305 Patent and the '992 Patent. These actions were transferred to the United States District Court for the Northern District of California on November 18, 1998 as case numbers C98-4507 and C98-4508, respectively. The actions seek to enjoin commercial activities of Incyte and Synteni relating to the Affymetrix patents and, in regard to the '992 Patent, seek a preliminary injunction. The motion for preliminary injunction is currently scheduled to be heard on April 30, 1999.

    There can be no assurance that Affymetrix will prevail in asserting its patent rights against Hyseq, Incyte, Synteni or others. The Company has and is likely to continue to incur substantial costs and expend substantial personnel time in asserting the Company's patent rights against Hyseq, Incyte, Synteni and others. Failure to successfully enforce its patent rights or the loss of these patent rights or others would remove a legal obstacle to competitors in designing probe array systems with similar competitive advantages to the GeneChip technology, which could have a material adverse effect on the Company's business, financial condition and operating results.

    On April 17, 1998, Incyte filed a response and counterclaim asserting the '934 Patent is invalid and not infringed. Also, on April 17, 1998, Incyte filed a counterclaim alleging that a patent license agreement entered into in December 1997 between Affymetrix and Molecular Dynamics, Inc. ("Molecular Dynamics") interfered with an agreement between Incyte and Molecular Dynamics. In the counterclaim, Incyte alleges that the terms of the patent license to Molecular Dynamics prevented Molecular Dynamics from meeting its obligations to Incyte and is seeking damages from Affymetrix. On September 21, 1998, Incyte and Synteni filed an answer asserting various defenses to the lawsuits in relation to the '992 Patent and the '305 Patent, and asserted several counterclaims, namely a request for declaration of noninfringement and invalidity, an assertion of unfair competition, a request for a declaration that Synteni and Dari Shalon (a one time employee of Synteni) have not misappropriated any of Affymetrix' trade secrets, a claim of tortious interference with Incyte's and Synteni's economic advantage, a claim of slander of title of a patent and a claim of trade libel. Affymetrix believes the counterclaims are without merit. However, the Company has and is likely to continue to incur substantial costs and expend substantial personnel time in defending against any counterclaims filed by Incyte and Synteni. Failure to successfully enforce its patent rights or defend against counterclaims of Incyte, Synteni, or others could have a material adverse effect on the Company's business, financial condition and operating results.

NOTE 7-- CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

    CONVERTIBLE REDEEMABLE PREFERRED STOCK

    On April 14, 1998, the Company completed the sale of 1,634,522 shares of Series AA Convertible Redeemable Preferred Stock ("Preferred Stock") to Glaxo for net proceeds of approximately $49.9 million.

    The Preferred Stock is convertible at the option of the preferred stockholder into shares of Affymetrix Common Stock at approximately $40.00 per share, subject to adjustments for stock splits and dividends.

    The preferred stockholder is entitled to receive cumulative dividends at the rate of $1.99 per share (as adjusted for stock splits, dividends, combinations or recapitalizations), payable in two equal installments on June 30 and December 31 of each year. The dividends accrue each day whether or not earned or declared. Additionally, the preferred stockholder is entitled to receive an amount equal to any dividend declared on the Common Stock on an as-converted basis.

    At any time on or prior to March 9, 2001, and provided that the Company's Common Stock has been trading at above $52.00 for a certain period, the Company has the option to redeem the Preferred Stock at $30.59 per share, plus any accrued but unpaid dividends. After March 9, 2001, the Company can redeem the shares at any time for an amount equal to the liquidation preference.

    At any time on or after March 9, 2005, the preferred stockholder has the option to redeem the shares at an amount equal to $30.59 per share, plus any accrued but unpaid dividends.

    In the event of a liquidation of the Company, the preferred stockholder is entitled to a liquidation preference of $30.59 per share together with any accrued but unpaid dividends and an amount as determined by a set formula.

    The preferred stockholder is entitled to the number of votes it would have upon conversion of the Preferred Stock into Common Stock. The preferred stockholder is required to vote these shares pursuant to a Voting Trust Agreement for certain matters described in that agreement.

    STOCK WARRANTS

    At December 31, 1998, there were outstanding warrants to purchase 203,881 shares of Common Stock at $8.25 per share which expire at various dates beginning December 1999 through July 2000 and 12,542 shares at $25.00 per share which expire in March 2000.

    STOCKHOLDER RIGHTS PLAN

    On October 15, 1998, the Board of Directors of the Company declared a dividend of (i) one preferred share purchase right (a "Right") for each outstanding share of common stock of the Company, and (ii) a number of Rights for each share of Series AA Preferred Stock of the Company equal to the number of shares of common stock into which such share of Series AA Preferred Stock was convertible. The dividend is payable on October 27, 1998 (the "Record Date") to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series B Junior Participating Preferred Stock, par value $.01 per share, of the Company (the "Series B Preferred Stock") at a price of $125.00 per one one-thousandth of a share of Series B Preferred Stock, subject to adjustment. The Rights will be exercisable if a person or group hereafter acquires beneficial ownership of 15% or more of the Common Stock of the Company or announces a tender offer for 15% or more of the Common Stock. The Board of Directors will be entitled to redeem the Rights at one cent per Right at any time before any such person hereafter acquires beneficial ownership of 15% or more of the outstanding Common Stock. If a person or group hereafter acquires 15% or more of the outstanding Common Stock of the Company, each Right will entitle its holder to purchase, at the Right's exercise price, a number of shares of Common Stock having a market value at that time of twice the Right's exercise price. Rights held by the 15% holder will become void and will not be exercisable to purchase shares at the bargain purchase price. If the Company is acquired in a merger or other business combination transaction after a person acquires 15% or more of the Company's Common Stock, each Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of the acquiring company's common shares having a market value at that time of twice the Right's exercise price. Glaxo, which currently owns in excess of 15% of the aggregate voting power of the Common Stock and Series AA Preferred Stock will not become an "Acquiring Person" until it acquires beneficial ownership of additional shares of Common Stock. The Rights will expire in ten years.

    STOCK OPTION AND BENEFIT PLANS

    In 1993, the Board adopted the Affymetrix 1993 Stock Plan (the "Stock Plan") under which incentive stock options, nonqualified stock options and purchase rights may be granted to employees and outside consultants. Options granted under the Stock Plan expire no later than ten years from the date of grant. The option price shall be at least 100% of the fair value on the date of grant (110% in certain circumstances), as determined by the Board of Directors. Options may be granted with different vesting terms from time to time but not to exceed five years from the date of grant. As of December 31, 1998, a total of 5,200,000 shares of Common Stock have been reserved for issuance under the Stock Plan and no shares were subject to repurchase by the Company.

    In March 1996, the Board adopted the 1996 Nonemployee Directors Stock Option Plan (the "Directors Plan"). There are 300,000 shares of Common Stock reserved for issuance under the Directors Plan. Only nonemployee directors of the Company are eligible to participate in the Directors Plan and only nonstatutory stock options can be granted.

    On September 29, 1998, the Board of Directors of the Company adopted a Stock Incentive Plan for employees by providing for awards in the form of restricted shares or nonqualified stock options. The aggregate number of options and restricted shares shall not exceed 1,000,000 Common Shares. The plan is to be administered by the Compensation Committee of the Board.

    Activity under the stock plans through December 31, 1998 is as follows:

                                                                      OUTSTANDING OPTIONS
                                                                  ---------------------------
                                                                                 WEIGHTED
                                                                                  AVERAGE
                                                                  NUMBER OF      EXERCISE
                                                                    SHARES    PRICE PER SHARE
                                                                  ----------  ---------------
Balance at December 31, 1995....................................   2,159,124     $    0.60
  Options granted...............................................     309,167         10.26
  Options exercised.............................................    (215,945)         0.59
  Options canceled..............................................     (20,403)         0.75
                                                                  ----------
Balance at December 31, 1996....................................   2,231,943          0.60
                                                                  ----------
  Options granted...............................................   1,000,000         29.40
  Options exercised.............................................    (253,074)         0.93
  Options canceled..............................................     (27,560)         8.58
                                                                  ----------
Balance at December 31, 1997....................................   2,951,309         11.26
                                                                  ----------
  Options granted...............................................     892,900         26.34
  Options exercised.............................................    (230,464)         1.21
  Options canceled..............................................    (510,158)        28.07
                                                                  ----------
Balance at December 31, 1998....................................   3,103,587         13.58
                                                                  ----------
                                                                  ----------

    For options granted through June 6, 1996, Affymetrix recognized an aggregate of $3.2 million as deferred compensation for the excess of the deemed fair value for financial statement presentation purposes of the Common Stock issuable on exercise of such options over the exercise price. The deferred compensation expense is being recognized over the vesting period of the options.

    In November 1998, the Company completed an option exchange program whereby all employees (except for executive officers) were allowed to trade in their original options for new options with a lower exercise price. The employees received 80% of their original grants. The portion of the grant that replaced vested options at the time of exchange and options scheduled to vest on or before October 1, 1999 vest fully one year after the exchange with the remainder of the exchanged grant vesting on the original vesting schedule. At the completion of the stock exchange program, 277,250 options were cancelled with exercise prices that ranged from $29.12 to $42.88 per share and 221,800 options were re-granted at $25.38 per share.

    Exercise prices for options outstanding as of December 31, 1998 ranged from $0.30 to $36.19 per share. The weighted-average contractual life of those options is 7.67 years as summarized below:

                                  OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                    ------------------------------------------------  -------------------------
                                                         WEIGHTED-                  WEIGHTED-
                                      WEIGHTED-           AVERAGE                    AVERAGE
                                  AVERAGE REMAINING      EXERCISE                   EXERCISE
     RANGE OF                     CONTRACTUAL LIFE         PRICE                      PRICE
 EXERCISE PRICES      NUMBER         (IN YEARS)          PER SHARE      NUMBER      PER SHARE
------------------  ----------  ---------------------  -------------  ----------  -------------
$0.30 -  0.675....   1,469,118             6.56          $    0.63       871,751    $    0.62
 4.80 - 25.375....     884,719             8.75              21.64       100,766        16.54
25.656 - 36.188...     749,750             8.59              29.46        82,900        29.88
                    ----------                                        ----------
                     3,103,587             7.67          $   13.59     1,055,417    $    4.44
                    ----------                                        ----------
                    ----------                                        ----------

    PRO FORMA DISCLOSURE UNDER STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO.
     123 ("SFAS 123")

    In accordance with the provisions of SFAS 123, the Company is disclosing pro forma information regarding net loss and net loss per share as if the Company had accounted for its stock based compensation plans under the fair value method of SFAS 123.

    The fair value of options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 1998, 1997 and 1996: risk free interest rate of 4.7%, 5.4% and 5.4%, respectively; a dividend yield of zero; volatility factors of the expected market price of the Company's Common Stock price of $0.54, $0.55 and $0.55, respectively; and a weighted average expected option term of one year from vested date.

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

    Based on this calculation, the weighted average fair value of options granted during 1998, 1997 and 1996 was $11.22, $14.01, and $4.72, respectively. For purposes of pro forma disclosures the estimated fair value of the options in excess of the expense recognized in conjunction with the amortization of deferred compensation is amortized to expense over the options' vesting period, generally five years. The pro forma effect on net loss is not necessarily indicative of potential pro forma effects on results for future years. The Company's pro forma information as of December 31, 1998, 1997 and 1996 is as follows (in thousands except per share amounts):

                                                               1998        1997        1996
                                                            ----------  ----------  ----------
Pro forma net loss attributable to common stockholders....  $  (29,471) $  (26,515) $  (12,345)
                                                            ----------  ----------  ----------
                                                            ----------  ----------  ----------
Pro forma basic and diluted net loss per common share.....  $    (1.29) $    (1.17) $    (0.62)
                                                            ----------  ----------  ----------
                                                            ----------  ----------  ----------

    The pro forma information above is not representative of the effects on reported net loss for future years.

    RESERVED SHARES

    At December 31, 1998, shares reserved for future issuance are as follows:

Convertible redeemable preferred stock...................  1,257,230
Warrants.................................................    216,423
Stock option plans:
  Options outstanding....................................  3,103,587
  Options available for future grants....................    935,180
  Stock incentive plan...................................  1,000,000
                                                           ---------
                                                           6,512,420
                                                           ---------
                                                           ---------

NOTE 8--INCOME TAXES

    Due the Company's loss position, there is no provision for income taxes for 1998, 1997 or 1996.

    Significant components of the Company's deferred tax assets as of December 31, 1998 and 1997 are as follows (in thousands):

                                                                  1998       1997
                                                                ---------  ---------
Net operating loss carryforwards..............................  $  26,500  $  17,853
Research credits..............................................      3,000      2,586
Other--net....................................................      6,500      5,287
                                                                ---------  ---------
Total deferred tax assets.....................................     36,000     25,726
Valuation allowance for deferred tax assets...................    (36,000)   (25,726)
                                                                ---------  ---------
Net deferred tax assets.......................................  $      --  $      --
                                                                ---------  ---------
                                                                ---------  ---------

    SFAS No. 109, "Accounting for Income Taxes," provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company's historical operating performance and the reported cumulative net losses in all prior years, the Company has provided a full valuation allowance against its net deferred tax assets. The valuation allowance increased by $10.3 million, $11.0 million and $3.9 million during 1998, 1997 and 1996, respectively. Included in the valuation allowance balance is $2.6 million related to the exercise of stock options which are not reflected as an expense for financial reporting purposes. Accordingly, any future reduction in the valuation allowance relating to this amount will be credited directly to equity and not reflected as an income tax benefit in the statement of operations.

    As of December 31, 1998, Affymetrix has federal net operating loss carryforwards of approximately $75.0 million, which will expire at various dates beginning in 2008, if not utilized. In addition, the Company has federal and state research and development credit carryforwards of approximately $2.0 million and $1.5 million, respectively, which expire at various dates beginning in 2007, if not utilized. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization.

NOTE 9--GEOGRAPHIC SALES AND SIGNIFICANT CUSTOMERS

    Affymetrix had product sales by region as follows for the years ended December 31, 1998, 1997 and 1996 (in thousands):

                                                                    1998       1997       1996
                                                                  ---------  ---------  ---------
Customer location:
    United States...............................................  $  16,556  $   4,710  $   1,264
    Europe......................................................      4,518         79        125
    Other.......................................................      1,773         --         --
                                                                  ---------  ---------  ---------
    Total.......................................................  $  22,847  $   4,789  $   1,389
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------

    Revenue from customers representing 10% or more of total revenue during 1998, 1997 and 1996 is as follows:

                                                                              1998         1997         1996
                                                                              -----        -----        -----
CUSTOMER:
    A....................................................................      --               23%          18%
    B....................................................................      --           --               18%
    C....................................................................          16%          10%          15%
    D....................................................................      --               17%          19%
    E....................................................................      --               17%      --
    F....................................................................          20%      --           --

NOTE 10--401K PLAN

    The Company maintains a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all full-time U.S. employees. Participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. Beginning in 1998, the Company matched employee contributions according to a specified formula. The Company's matching contributions totaled $0.6 million in 1998. Company contributions vest to employees ratably over five years.

NOTE 11--SUBSEQUENT EVENT

    In March 1999, the Company raised approximately $32.5 million from the private placement of 1,000,000 shares of common stock to a qualified institutional investor. The Company intends to file a registration statement to cover all of these shares.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Incorporated by reference to the sections of the Company's proxy statement for the 1999 Annual Meeting of Shareholders entitled "Election of Directors."

ITEM 11. EXECUTIVE COMPENSATION

    Incorporated by reference to the sections of the Company's proxy statement for the 1999 Annual Meeting of Stockholders entitled "Executive Compensation," "Compensation Committee Report," "Certain Transactions" and "Compensation of Directors."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated by reference to the section of the Company's proxy statement for the 1999 Annual Meeting of Stockholders entitled "Stock Ownership of Principal Shareholders and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated by reference to the section of the Company's proxy statement for the 1999 Annual Meeting of Stockholders entitled "Certain Transactions."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

    (a)(1) Financial Statements--See Index to Financial Statements and Financial Statement Schedule at page 47 of this Form 10-K.

    (a)(2) Financial Statement Schedule--Schedule II--Valuation and Qualifying Accounts. See page 75.

    (a)(3)  Exhibits:

   EXHIBIT
   NUMBER                                            DESCRIPTION OF DOCUMENT
-------------  ---------------------------------------------------------------------------------------------------
      (1)3.1   Certificate of Incorporation

      (1)3.2   Bylaws

      (2)3.3   Agreement and Plan of Merger Between Affymetrix, Inc., a California corporation, and Affymetrix,
                 Inc., a Delaware corporation

      (3)3.4   Summary of Rights to Purchase Shares of Preferred Stock pursuant to the Rights Agreement dated as of October 15, 1998

    +(5)10.1   1993 Stock Plan, as amended

    +(5)10.2   1996 Nonemployee Directors Stock Option Plan

    *(5)10.3   Collaboration Agreement by and between Hewlett-Packard Company and Affymetrix, Inc. dated November
                 11, 1994

    *(5)10.4   Development and Supply Agreement between Affymetrix, Inc. and Genetics Institute, Inc. dated
                 November 15, 1994

    *(5)10.5   Supply Agreement with Genetics Institute, Inc. dated December 8, 1995

    *(5)10.6   Technology License Agreement among Affymax N.V., Affymax Technologies, N.V., the Affymax Research
                 Institute, and Affymetrix, Inc. dated January 1, 1993

    +(5)10.7   Severance Agreement and Release between Affymetrix, Inc. and David B. Singer dated June 15, 1995

    +(5)10.8   Loan and Pledge Agreement between David B. Singer and Affymetrix, Inc. effective December 7, 1993

    *(5)10.9   ATP Participation Agreement between Affymetrix, Inc. and Molecular Dynamics, Inc. dated January 12,
                 1995 pursuant to the National Institute of Standards and Technology's Advanced Technology
                 Program.

     (5)10.10  Amendment 1 to the ATP Participation Agreement between Affymetrix, Inc. and Molecular Dynamics,
                 Inc. effective January 13, 1996

    *(5)10.11  Governance Agreement between Affymetrix, Inc. and Glaxo Wellcome plc dated July 6, 1995

     (5)10.12  Services Agreement between Affymax Research Institute and Affymetrix, Inc. effective October 1,
                 1993

     (5)10.13  Loan Agreement between Affymax Technologies N.V. and Affymetrix, Inc. dated December 1, 1994

     (5)10.14  Lease between Solar Oakmead Joint Venture and Affymetrix, Inc. dated October 20, 1995

     (5)10.15  Sublease between Salutar, Inc. and Affymetrix, Inc. dated October 20, 1995

   EXHIBIT
   NUMBER                                            DESCRIPTION OF DOCUMENT
-------------  ---------------------------------------------------------------------------------------------------
     (5)10.16  Sublease between Affymax Research Institute and Affymetrix, Inc. dated February 1, 1994

    *(5)10.17  Manufacturing and Supply Agreement between Affymetrix, Inc. and RELA, Inc. dated November 27, 1995

   +*(5)10.18  Loan and Pledge Agreement between Stephen P.A. Fodor and Affymetrix, Inc. effective December 7,
                 1993

   +*(5)10.19  Agreement between Stephen P.A. Fodor and Affymetrix, Inc. dated November 1, 1994

   +*(5)10.20  Form of Director and Officer Indemnification Agreement

    *(5)10.21  Demonstration Agreement between Affymetrix, Inc. and Glaxo Wellcome, Inc. dated May 1, 1996

     (5)10.22  Lease between Harry Locklin and Affymetrix, Inc. dated December 5, 1994

     (6)10.23  Lease between Sobrato Interest and Affymetrix, Inc. dated May 31, 1996 (3380 Central Expressway,
                 Santa Clara, CA)

     (6)10.24  Lease between Sobrato Interest and Affymetrix, Inc. dated May 31, 1996 (3450 Central Expressway,
                 Santa Clara, CA)

    *(7)10.25  Collaboration Agreement between bioMerieux Vitek, Inc. and Affymetrix, Inc. effective as of
                 September 1, 1996

    *(7)10.26  Manufacturing Agreement between bioMerieux Vitek, Inc. and Affymetrix, Inc. effective as of
                 September 1, 1996

    *(7)10.27  Collaboration Agreement between Incyte Pharmaceuticals, Inc. and Affymetrix, Inc. made as of
                 November 11, 1996

    *(8)10.28  Supply Agreement among F. Hoffmann-La Roche Ltd., Hoffmann La-Roche Inc., Syntex (U.S.A.) Inc. and
                 Affymetrix, Inc. effective as of August 15, 1997

    *(9)10.29  Sales Representation Agreement between Affymetrix, Inc. and Amersham Pharmacia Biotech, Ltd. Dated
                 November 28, 1997

    *(9)10.30  License Agreement between Affymetrix, Inc. and Molecular Dynamics, Inc. dated November 28, 1997

    (10)10.31  Series AA Preferred Stock Purchase Agreement dated March 9, 1998 by and between Affymetrix, Inc.
                 and Glaxo Wellcome Americas, Inc. with exhibits.

   *(11)10.32  Agreement between Affymetrix, Inc. and Roche Molecular Systems, Inc. effective as of April 23, 1998

   *(11)10.33  Agreement between Affymetrix, Inc. and Enzo Diagnostics, Inc. effective as of April 24, 1998.

   *(12)10.34  Consortium Agreement between Beckman Coulter, Inc. and the Company dated July 31, 1998.

   *(12)10.35  Letter Agreement between Beckman Coulter, Inc. and the Company dated July 29, 1998

       +10.36  1998 Stock Incentive Plan

       +10.37  Form of Officer and Director Indemnification Agreement

       +10.38  Promissory Note between Karen H. Haynes and the Company dated February 26, 1999

       +10.39  Promissory Note between Stephen P. A. Fodor and the Company dated April 27, 1997

       +10.40  Promissory Note between Sue Siegel and the Company dated July 9, 1998

   EXHIBIT
   NUMBER                                            DESCRIPTION OF DOCUMENT
-------------  ---------------------------------------------------------------------------------------------------
        21     List of Subsidiaries

        23     Consent of Ernst & Young LLP, Independent Auditors

        27     Financial Data Schedule

------------------------

(1) Incorporated by reference to the same number exhibit filed with Registrant's Form 8-K as filed on September 29, 1998 (File No. 000-28218).

(2) Incorporated by reference to Exhibit 2.1 filed with Registrant's Form 8-K as filed on September 29, 1998 (File No. 000-28218).

(3) Incorporated by reference to Exhibit 3.3 filed with Registrant's Form 8-K as filed on October 16, 1998 (File No. 000-28218).

(4) Incorporated by reference to the Exhibit 4 filed with the Company's Current Report on Form 8-K dated March 24, 1998 (File No. 000-28218).

(5) Incorporated by reference to the same number exhibit filed with Registrant's Registration Statement on Form S-1 (File No. 333-3648), as amended.

(6) Incorporated by reference to the same number exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (File No. 000-28218).

(7) Incorporated by reference to the same number exhibit filed with the Company's Report on Form 10-K for the year ended December 31, 1996 (File No. 000-28218).

(8) Incorporated by reference to the Exhibit 10.1 filed with the Registrant's Registration Statement on Form S-3 (File No. 333-38167).

(9) Incorporated by reference to the same number exhibit filed with the Registrant's Report on Form 10-K for the year ended December 31, 1997 as filed on March 31, 1998 (File No. 000-28218).

(10) Incorporated by reference to the Exhibit 10 filed with the Company's Current Report on Form 8-K dated March 24, 1998 (File No. 000-28218).

(11) Incorporated by reference to the same number exhibit filed with Registrant's Form 10-Q as filed on August 14, 1998 (File No. 000-28218).

(12) Incorporated by reference to the same number exhibit filed with Registrant's Form 10-Q as filed on November 17, 1998 (File No. 000-28218).

*   Confidential treatment granted

+   Management contract, compensatory plan or arrangement

    (b) Reports on Form 8-K.

    The Company filed a Report on Form 8-K dated October 16, 1998 reporting the approval of a Rights Agreement including a "Summary of rights to purchase shares of Preferred Stock pursuant to the Rights Agreement dated October 15, 1999.

                                AFFYMETRIX, INC.
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                        BALANCE AT      CHARGED TO     CHARGED TO                   BALANCE AT
                                                       BEGINNING OF      COSTS AND        OTHER                       END OF
                                                          PERIOD         EXPENSES       ACCOUNTS      DEDUCTIONS      PERIOD
                                                      ---------------  -------------  -------------  -------------  -----------
Year ended December 31, 1998:
  Allowance for doubtful accounts...................     $     300       $     108      $      --      $      --     $     408
                                                             -----           -----          -----          -----         -----
                                                             -----           -----          -----          -----         -----
Year ended December 31, 1997:
  Allowance for doubtful accounts...................     $      --       $     300      $      --      $      --     $     300
                                                             -----           -----          -----          -----         -----
                                                             -----           -----          -----          -----         -----
Year ended December 31, 1996:
  Allowance for doubtful accounts...................     $      --       $      --      $      --      $      --     $      --
                                                             -----           -----          -----          -----         -----
                                                             -----           -----          -----          -----         -----

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                AFFYMETRIX, INC.
                                (Registrant)

March 31, 1999                  By         /s/ STEPHEN P.A. FODOR, PH.D.
                                     -----------------------------------------
                                             Stephen P.A. Fodor, Ph.D.
                                       PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                                                      DIRECTOR

March 31, 1999                  By             /s/ EDWARD M. HURWITZ
                                     -----------------------------------------
                                                 Edward M. Hurwitz
                                     VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                        (PRINCIPAL FINANCIAL AND ACCOUNTING
                                                      OFFICER)

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

             SIGNATURE                         TITLE                    DATE
-----------------------------------  --------------------------  -------------------

By      /s/ STEPHEN P.A. FODOR,      President, Chief Executive
                 PH.D.                 Officer and Director
     ------------------------------    (Principal Executive        March 31, 1999
       Stephen P.A. Fodor, Ph.D.       Officer)

                                     Vice President and Chief
By       /s/ EDWARD M. HURWITZ         Financial Officer
     ------------------------------    (Principal Financial and    March 31, 1999
           Edward M. Hurwitz           Accounting Officer)

By     /s/ JOHN D. DIEKMAN, PH.D.
     ------------------------------  Chairman of the Board         March 31, 1999
         John D. Diekman, Ph.D.

By        /s/ PAUL BERG, PH.D.
     ------------------------------           Director             March 31, 1999
            Paul Berg, Ph.D.

             SIGNATURE                         TITLE                    DATE
-----------------------------------  --------------------------  -------------------

By     /s/ VERNON R. LOUCKS, JR.
     ------------------------------           Director             March 31, 1999
         Vernon R. Loucks, Jr.

By      /s/ BARRY C. ROSS, PH.D.
     ------------------------------           Director             March 31, 1999
          Barry C. Ross, Ph.D.

By        /s/ DAVID B. SINGER
     ------------------------------           Director             March 31, 1999
            David B. Singer

By      /s/ LUBERT STRYER, M.D.
     ------------------------------           Director             March 31, 1999
          Lubert Stryer, M.D.

By         /s/ JOHN A. YOUNG
     ------------------------------           Director             March 31, 1999
             John A. Young

                               INDEX TO EXHIBITS

   EXHIBIT
   NUMBER                                            DESCRIPTION OF DOCUMENT
-------------  ---------------------------------------------------------------------------------------------------
      (1)3.1   Certificate of Incorporation

      (1)3.2   Bylaws

      (2)3.3   Agreement and Plan of Merger Between Affymetrix, Inc., a California corporation, and Affymetrix,
                 Inc., a Delaware corporation

      (3)3.4   Summary of Rights to Purchase Shares of Preferred Stock pursuant to the Rights Agreement dated as of October 15, 1998

    +(5)10.1   1993 Stock Plan, as amended

    +(5)10.2   1996 Nonemployee Directors Stock Option Plan

    *(5)10.3   Collaboration Agreement by and between Hewlett-Packard Company and Affymetrix, Inc. dated November
                 11, 1994

    *(5)10.4   Development and Supply Agreement between Affymetrix, Inc. and Genetics Institute, Inc. dated
                 November 15, 1994

    *(5)10.5   Supply Agreement with Genetics Institute, Inc. dated December 8, 1995

    *(5)10.6   Technology License Agreement among Affymax N.V., Affymax Technologies, N.V., the Affymax Research
                 Institute, and Affymetrix, Inc. dated January 1, 1993

    +(5)10.7   Severance Agreement and Release between Affymetrix, Inc. and David B. Singer dated June 15, 1995

    +(5)10.8   Loan and Pledge Agreement between David B. Singer and Affymetrix, Inc. effective December 7, 1993

    *(5)10.9   ATP Participation Agreement between Affymetrix, Inc. and Molecular Dynamics, Inc. dated January 12,
                 1995 pursuant to the National Institute of Standards and Technology's Advanced Technology
                 Program.

     (5)10.10  Amendment 1 to the ATP Participation Agreement between Affymetrix, Inc. and Molecular Dynamics,
                 Inc. effective January 13, 1996

    *(5)10.11  Governance Agreement between Affymetrix, Inc. and Glaxo Wellcome plc dated July 6, 1995

     (5)10.12  Services Agreement between Affymax Research Institute and Affymetrix, Inc. effective October 1,
                 1993

     (5)10.13  Loan Agreement between Affymax Technologies N.V. and Affymetrix, Inc. dated December 1, 1994

     (5)10.14  Lease between Solar Oakmead Joint Venture and Affymetrix, Inc. dated October 20, 1995

     (5)10.15  Sublease between Salutar, Inc. and Affymetrix, Inc. dated October 20, 1995

     (5)10.16  Sublease between Affymax Research Institute and Affymetrix, Inc. dated February 1, 1994

    *(5)10.17  Manufacturing and Supply Agreement between Affymetrix, Inc. and RELA, Inc. dated November 27, 1995

   +*(5)10.18  Loan and Pledge Agreement between Stephen P.A. Fodor and Affymetrix, Inc. effective December 7,
                 1993

   +*(5)10.19  Agreement between Stephen P.A. Fodor and Affymetrix, Inc. dated November 1, 1994

   +*(5)10.20  Form of Director and Officer Indemnification Agreement

   EXHIBIT
   NUMBER                                            DESCRIPTION OF DOCUMENT
-------------  ---------------------------------------------------------------------------------------------------
    *(5)10.21  Demonstration Agreement between Affymetrix, Inc. and Glaxo Wellcome, Inc. dated May 1, 1996

     (5)10.22  Lease between Harry Locklin and Affymetrix, Inc. dated December 5, 1994

     (6)10.23  Lease between Sobrato Interest and Affymetrix, Inc. dated May 31, 1996 (3380 Central Expressway,
                 Santa Clara, CA)

     (6)10.24  Lease between Sobrato Interest and Affymetrix, Inc. dated May 31, 1996 (3450 Central Expressway,
                 Santa Clara, CA)

    *(7)10.25  Collaboration Agreement between bioMerieux Vitek, Inc. and Affymetrix, Inc. effective as of
                 September 1, 1996

    *(7)10.26  Manufacturing Agreement between bioMerieux Vitek, Inc. and Affymetrix, Inc. effective as of
                 September 1, 1996

    *(7)10.27  Collaboration Agreement between Incyte Pharmaceuticals, Inc. and Affymetrix, Inc. made as of
                 November 11, 1996

    *(8)10.28  Supply Agreement among F. Hoffmann-La Roche Ltd., Hoffmann La-Roche Inc., Syntex (U.S.A.) Inc. and
                 Affymetrix, Inc. effective as of August 15, 1997

    *(9)10.29  Sales Representation Agreement between Affymetrix, Inc. and Amersham Pharmacia Biotech, Ltd. Dated
                 November 28, 1997

    *(9)10.30  License Agreement between Affymetrix, Inc. and Molecular Dynamics, Inc. dated November 28, 1997

    (10)10.31  Series AA Preferred Stock Purchase Agreement dated March 9, 1998 by and between Affymetrix, Inc.
                 and Glaxo Wellcome Americas, Inc. with exhibits.

   (11)*10.32  Agreement between Affymetrix, Inc. and Roche Molecular Systems, Inc. effective as of April 23, 1998

   (11)*10.33  Agreement between Affymetrix, Inc. and Enzo Diagnostics, Inc. effective as of April 24, 1998.

   *(12)10.34  Consortium Agreement between Beckman Coulter, Inc. and the Company dated July 31, 1998.

   *(12)10.35  Letter Agreement between Beckman Coulter, Inc. and the Company dated July 29, 1998

       +10.36  1998 Stock Incentive Plan

       +10.37  Form of Officer and Director Indemnification Agreement

       +10.38  Promissory Note between Karen H. Haynes and the Company dated February 26, 1999

       +10.39  Promissory Note between Stephen P. A. Fodor and the Company dated April 27, 1997

       +10.40  Promissory Note between Sue Siegel and the Company dated July 9, 1998

        21     List of Subsidiaries

        23     Consent of Ernst & Young LLP, Independent Auditors

        27     Financial Data Schedule

------------------------

(1) Incorporated by reference to the same number exhibit filed with Registrant's Form 8-K as filed on September 29, 1998 (File No. 000-28218).

(2) Incorporated by reference to Exhibit 2.1 filed with Registrant's Form 8-K as filed on September 29, 1998 (File No. 000-28218).

(3) Incorporated by reference to Exhibit 3.3 filed with Registrant's Form 8-K as filed on October 16, 1998 (File No. 000-28218).

(4) Incorporated by reference to the Exhibit 4 filed with the Company's Current Report on Form 8-K dated March 24, 1998 (File No. 000-28218).

(5) Incorporated by reference to the same number exhibit filed with Registrant's Registration Statement on Form S-1 (File No. 333-3648), as amended.

(6) Incorporated by reference to the same number exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (File No. 000-28218).

(7) Incorporated by reference to the same number exhibit filed with the Company's Report on Form 10-K for the year ended December 31, 1996 (File No. 000-28218).

(8) Incorporated by reference to the Exhibit 10.1 filed with the Registrant's Registration Statement on Form S-3 (File No. 333-38167).

(9) Incorporated by reference to the same number exhibit filed with the Registrant's Report on Form 10-K for the year ended December 31, 1997 as filed on March 31, 1998 (File No. 000-28218).

(10) Incorporated by reference to the Exhibit 10 filed with the Company's Current Report on Form 8-K dated March 24, 1998 (File No. 000-28218).

(11) Incorporated by reference to the same number exhibit filed with Registrant's Form 10-Q as filed on August 14, 1998 (File No. 000-28218).

(12) Incorporated by reference to the same number exhibit filed with Registrant's Form 10-Q as filed on November 17, 1998 (File No. 000-28218).

*   Confidential treatment granted

+   Management contract, compensatory plan or arrangement