Form 10-Q
period 1999-03-31
AFFYMETRIX INC
filed 1999-05-17
CIK 913077

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    X    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
-------- Exchange Act of 1934 for the period ended MARCH 31, 1999

                                       or

         Transition Report Pursuant to Section 13 or 15(d) of the Securities
-------- Exchange Act of 1934 for the transition period from        to        .
                                                            -------     ------


                           Commission File No. 0-28218

                                AFFYMETRIX, INC.
             (Exact name of Registrant as specified in its charter)

                     DELAWARE                              77-0319159

         (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)               Identification Number)

         3380 CENTRAL EXPRESSWAY, SANTA CLARA, CALIFORNIA             95051
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

                                 Yes  X   No
                                     ----    ----


             COMMON SHARES OUTSTANDING ON MARCH 31, 1999: 24,159,333

                                AFFYMETRIX, INC.
                                TABLE OF CONTENTS

PART I.       FINANCIAL INFORMATION

                                                                                                     Page
Item 1.    Financial Statements
                Condensed Consolidated Balance Sheets at March 31, 1999
                     and December 31, 1998 ....................................................       3

                Condensed Consolidated Statements of Operations for the Three Months
                     Ended March 31, 1999 and 1998 ............................................       4


                Condensed Consolidated Statements of Cash Flows for the Three Months
                     Ended March 31, 1999 and 1998 ............................................       5

                Notes to Condensed Consolidated Financial Statements...........................       6


Item 2.    Management's Discussion and Analysis of Financial Condition and
                     Results of Operations ....................................................       8


Item 3.    Quantitative and Qualitative Disclosures About Market Risk..........................      11


PART II.      OTHER INFORMATION

Item 1.    Legal Proceedings...................................................................      12

Item 6.    Exhibits and Reports on Form 8-K ...................................................      14


SIGNATURES.....................................................................................      15

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                  AFFYMETRIX, INC.
                                        CONDENSED CONSOLIDATED BALANCE SHEET

                                                   (In thousands)


                                                                         March 31,                       December 31,
                                                                            1999                             1998
                                                                        ------------                     ------------
                                                                        (Unaudited)
ASSETS

Current Assets:

      Cash and cash equivalents                                      $       29,761                   $        1,301
      Short-term investments                                                 70,164                           79,267
      Accounts receivable                                                    11,432                            8,919
      Inventories                                                             4,425                            3,276
      Other current assets                                                    1,605                            2,184
                                                                        ------------                     ------------
             Total current assets                                           117,387                           94,947

Net property and equipment                                                   33,008                           30,865

Acquired technology rights                                                    9,460                            9,625

Other assets                                                                  1,200                              991
                                                                        ------------                     ------------
                                                                     $      161,055                   $      136,428
                                                                        ------------                     ------------
                                                                        ------------                     ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                                                  $       13,441                  $        14,560

Obligation to Beckman Coulter, Inc.                                           5,000                            5,000

Other liabilities                                                               200                              261

Convertible redeemable preferred stock                                       49,857                           49,857

Stockholders' equity:

      Common stock                                                              242                              230
      Additional paid-in-capital                                            192,291                          159,147
      Accumulated deficit                                                   (99,797)                        (92,720)
      Other                                                                   (179)                               93
                                                                        ------------                    -------------
             Total stockholders' equity                                      92,557                           66,750
                                                                        ------------                    -------------
                                                                     $      161,055                  $       136,428
                                                                        ------------                     ------------
                                                                        ------------                     ------------

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                               See accompanying notes.

                                AFFYMETRIX, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                 (Unaudited)

                                                                              Three Months Ended
                                                                                    March 31,
                                                                     1999                            1998
                                                               ------------------               ----------------
Revenue:

      Product                                               $             15,163             $            6,531
      Research                                                             2,444                          2,997
      License fees and royalties                                             197                            225
                                                               ------------------               ----------------
         Total revenue                                                    17,804                          9,753

Costs and expenses:

      Cost of product revenue                                              5,093                          2,493
      Research and development                                            10,367                          8,511
      Selling, general and administrative                                  9,658                          5,741
                                                               ------------------               ----------------
         Total costs and expenses                                         25,118                         16,745
                                                               ------------------               ----------------

Loss from operations                                                     (7,314)                         (6,992)

Interest income, net                                                       1,050                          1,092
                                                               ------------------               ----------------

Net loss                                                                 (6,264)                         (5,900)

Preferred stock dividends                                                  (813)                              -
                                                               ------------------               ----------------

Net loss attributable to
      Common Stockholders                                   $            (7,077)             $           (5,900)
                                                               ------------------               ----------------
                                                               ------------------               ----------------
Basic and diluted net loss
      per common share                                      $             (0.30)             $           (0.26)
                                                               ------------------               ----------------
                                                               ------------------               ----------------


Note: Certain prior year balances have been reclassified to conform with the current year presentation.

                                       See accompanying notes.

                                AFFYMETRIX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                 (In thousands)
                                   (Unaudited)

                                                                                                Three months ended March 31,
                                                                                            -------------------------------------
                                                                                                 1999                   1998
                                                                                            --------------          -------------
Cash flows from operating activities:
       Net loss                                                                                $   (6,264)             $  (5,900)
       Adjustments to reconcile net loss to net cash used in operating activities:
            Depreciation and amortization                                                           2,162                  1,069
            Change in operating assets and liabilities:
                 Accounts receivable                                                               (2,513)                 1,138
                 Inventories                                                                       (1,149)                  (547)
                 Other current assets                                                                 579                   (105)
                 Other assets                                                                        (209)                     4
                 Accounts payable and other accrued liabilities                                    (3,073)                (1,347)
                 Deferred revenue                                                                   1,140                    978
                                                                                            --------------          -------------
                       Net cash used in operating activities                                       (9,327)                (4,710)

Cash flows from investing activities:

       Capital expenditures                                                                        (3,713)                (4,548)
       Proceeds from the sale of short-term investments                                            18,419                 25,309
       Proceeds from maturities of short-term investments                                               -                    (34)
       Purchases of short-term investments                                                        (10,015)               (19,496)
                                                                                            --------------          -------------
                       Net cash provided by investing activities                                    4,691                  1,231

Cash flows from financing activities:

       Issuance of common stock                                                                    33,156                    253
       Principal payments on capital lease obligation                                                 (60)                   (55)
                                                                                            --------------          -------------
                       Net cash provided by financing activities                                   33,096                    198

Net increase / (decrease) in cash and cash equivalents                                             28,460                 (3,281)
Cash and cash equivalents at beginning of period                                                    1,301                  4,779
                                                                                            --------------          -------------
Cash and cash equivalents at end of period                                                     $   29,761              $   1,498
                                                                                            --------------          -------------
                                                                                            --------------          -------------

                          See accompanying notes.

                                 AFFYMETRIX, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MARCH 31, 1999
                                   (Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

    BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include accounts of Affymetrix, Inc. ("Affymetrix" or the "Company") and Affymetrix, UK Ltd., a wholly owned subsidiary functioning as a sales and technical arm for the European market. All material intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1998 filed by Affymetrix. Certain amounts in 1998 have been reclassified to conform to 1999 presentation.

    REVENUE RECOGNITION

         Product revenues include sales of GeneChip-Registered Trademark-instrumentation, software and probe arrays as well as the associated subscription fees earned under EasyAccess-TM- supply agreements. Instrumentation, software and probe array revenues are generally recognized upon shipment. Reserves are provided for anticipated returns and warranty expenses at the time the associated revenue is recognized. Revenues from subscription fees earned under EasyAccess supply agreements are recorded ratably over the term of the agreement subject to adjustments for anticipated reductions provided for in certain agreements for late delivery of probe arrays. Payments received in advance under these arrangements are recorded as deferred revenue until earned. Research revenues include amounts earned, including milestones, from services performed pursuant to commercial collaboration and supply agreements as well as under government grants. Research revenues are recorded in the period in which the costs are incurred or in which the revenues are earned as defined in the related agreement. Direct costs associated with these contracts and grants are reported as research and development expense. License and royalty revenues include amounts earned from third parties licensed under the Company's intellectual property and are recognized when earned under the terms of the related agreements.

NOTE 2--CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

         As of March 31, 1999, debt securities held by the Company are comprised of U.S. Government obligations and U.S. corporate debt securities. They are classified as available-for-sale and are carried at fair value with unrealized gains and losses reported in stockholders' equity.

NOTE 3--INVENTORIES

         Inventories consist of the following (in thousands):

                                                            March 31,         December 31,
                                                              1999                1998
                                                           -----------        -------------
Raw material...........................................     $   2,070              $  1,775
Work in process........................................           189                    70
Finished goods.........................................         2,166                 1,431
                                                           -----------             --------
    Total..............................................     $   4,425              $  3,276
                                                           -----------             --------
                                                           -----------             --------

NOTE 4--COMPREHENSIVE LOSS

         The components of comprehensive loss for the three months ended March 31, 1999 and 1998 are as follows (in thousands):

                                                             Three Months Ended
                                                                 March 31,
                                                              1999       1998
                                                            ---------  ---------
Net loss attributable to common stockholders.............    $(7,077)   $(5,900)
Unrealized gain (loss) on securities.....................       (335)        80
                                                            ---------  ---------
Comprehensive loss.......................................    $(7,412)   $(5,820)
                                                            ---------  ---------
                                                            ---------  ---------

NOTE 5--COMMON STOCK PURCHASE AGREEMENT

         On March 15, 1999, the Company completed the private placement of 1,000,000 shares of common stock for an aggregate purchase price of $32.5 million to the Growth Fund of America, Inc., which is managed by Capital Research and Management Company. The Company is obligated to file a registration statement to cover all of these shares within 90 days of the completion of the private placement.

NOTE 6--FOREIGN CURRENCY TRANSLATION

         The financial statements of Affymetrix, UK Ltd. are measured using the U.S. dollar as the functional currency. Assets and liabilities of this subsidiary are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at average quarterly rates of exchange. The resultant translation adjustments are included in the consolidated statement of operation.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         This Management's Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 1999 and for the three month periods ended March 31, 1999 and 1998 should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

         All statements in this discussion that are not historical are forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially for Affymetrix from those projected, including, but not limited to, uncertainties relating to technological approaches, product development, manufacturing and market acceptance, uncertainties related to cost and pricing of Affymetrix' products, dependence on collaborative partners, uncertainties relating to sole source suppliers, uncertainties relating to FDA and other regulatory approvals, competition, risks relating to intellectual property of others and the uncertainties of patent protection. These and other risk factors are discussed in Affymetrix' Annual Report on Form 10-K for the year ended December 31, 1998. Affymetrix expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in Affymetrix' expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

OVERVIEW

         Affymetrix, Inc. has developed and intends to establish its GeneChip system as the platform of choice for acquiring, analyzing and managing complex genetic information in order to improve the diagnosis, monitoring and treatment of disease. The Company's GeneChip system consists of disposable DNA probe arrays containing gene sequences on a chip, reagents for use with the probe arrays, a scanner and other instruments to process the probe arrays, and software to analyze and manage genetic information.

         The business and operations of the Company were commenced in 1991 by Affymax N.V. ("Affymax") and were initially conducted within Affymax. In March 1992, the Company was incorporated as a California corporation and wholly owned subsidiary of Affymax and in September 1998 was reincorporated as a Delaware corporation. In March 1995, Glaxo plc, now Glaxo Wellcome plc ("Glaxo"), acquired Affymax, including its ownership interest in Affymetrix. Beginning in September 1993, the Company issued equity securities which diluted Affymax' and then Glaxo's ownership in Affymetrix. On April 14, 1998, the Company completed the sale of 1,634,522 shares of Series AA Preferred Stock to Glaxo Wellcome Americas, Inc. (a wholly owned subsidiary of Glaxo) for net proceeds of approximately $49.9 million. The Preferred Stock is convertible into Affymetrix Common Stock at approximately $40.00 per share. Glaxo's acquisition of the Series AA Preferred Stock increased Glaxo's beneficial ownership of Affymetrix to approximately 37% on an as converted basis. In March 1999, the Company sold 1,000,000 shares of common stock to a third party in a private placement, which reduced Glaxo's ownership position to 35% on an as converted basis.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1999 AND 1998

         Product revenue increased 132% to $15.2 million for the quarter ended March 31, 1999, up from $6.5 million for the quarter ended March 31, 1998. The increase in product revenue during the quarter, compared to the same period in 1998, resulted principally from the growth in placements of GeneChip-Registered Trademark- systems together with the accompanying sales of GeneChip probe arrays and related products and subscription fees. Research revenue decreased 18% to $2.4 million for the quarter ended March 31, 1999, down from $3.0 million for the quarter ended March 31, 1998. The decrease was due principally to the timing of milestone achievements under research contracts, offset by higher grant revenue from the Advanced Technology Program, for which the funding expires in January 2000. License fees and royalties revenue was $0.2 million in both the three months ended March 31, 1999 and 1998.

         Cost of product revenue was $5.1 million for the three months ended March 31, 1999, compared to $2.5 million for the three months ended March 31, 1998. Gross margin on product revenue was approximately 66% for the three months ended March 31, 1999, compared to 62% for the three months ended March 31, 1998. The improved gross margin was principally the result of higher subscription fees recorded for the three months ended March 31, 1999. The Company currently expects that gross margins will decline for the remainder of 1999 as costs associated with the expansion of manufacturing capacity at the Company's Sunnyvale and West Sacramento facilities are incurred. Margins have fluctuated, and will continue to fluctuate significantly, as a result of variations in manufacturing yields and changes in the mix of products sold. In addition, the Company has experienced, and continues to experience, variations in the manufacturing yield of its GeneChip products which has impacted, and will continue to impact, the Company's ability to meet its commitments to deliver product to its customers in a timely manner. Any prolonged difficulty in providing timely delivery of products may adversely affect the Company's relationships with its customers and its business, its financial condition and results of operations.

         Research and development expenses were $10.4 million for the three months ended March 31, 1999, compared to $8.5 million for the three months ended March 31, 1998. The increase in research and development expenses was attributable primarily to the hiring of additional research and development personnel and associated purchases of research supplies. The Company expects research and development spending to increase over the next several years as product development and core research efforts continue to expand.

         Selling, general and administrative expenses were $9.7 million for the three months ended March 31, 1999, compared to $5.7 million for the three months ended March 31, 1998. The increase in selling, general and administrative expenses resulted primarily from the Company's expansion of commercial activities and significantly increased legal costs arising from the Company's ongoing patent litigation. Selling, general and administrative expenses are expected to continue to increase as the Company expands sales and marketing, prosecutes and defends its intellectual property position and defends against claims made by third parties, and adds management and support staff. In particular, the Company expects legal costs to increase over the next several months as ongoing patent litigation with Hyseq, Inc. and with Incyte Pharmaceuticals, Inc. and Synteni, Inc. result in increased additional legal expenditures.

         Net interest income was $1.0 million for the three months ended March 31, 1999, compared to $1.1 million for the three months ended March 31, 1998. The fluctuations in net interest income result principally from variation in the Company's short-term investment balances.

     IMPACT OF YEAR 2000

         The Company is assessing the potential impact of the Year 2000 computer problem on its products (including GeneChip systems and software), information systems, embedded systems (including computers used in its manufacturing process) and on the ability of certain third parties to supply critical materials and services as well as the readiness of certain customers. The Company has initiated the assessment of its products, identified certain software code that needs to be revised and is in the process of updating this code for existing and future products. The Company believes that with this update, its products will be Year 2000 ready. The Company expects to complete the assessment of its computer systems, embedded systems, certain third party suppliers and major customers by the end of the second quarter of 1999, and to take necessary remediation action by the end of 1999. Expenditures to date have not been material and have consisted solely of the limited use of outside consultants and the time of certain company personnel. Based on the partial assessment completed through March 31, 1999, the Company does not currently expect the future costs of completing the assessment, modifying its products, making system modifications, purchasing replacement computer systems and assessing the Year 2000 readiness of material third party suppliers and major customers to be material. While the Company does not anticipate a material business interruption to result from the Year 2000 problem, the Company gives no assurances that its products or systems will be Year 2000 ready and the Company cannot guarantee the Year 2000 readiness of key third party suppliers and service providers, collaborators and major customers. Pending the completion of the assessment of the Company's Year 2000 readiness, the Company may make certain contingency plans (for example the stockpile of critical raw materials in late 1999), but currently such plans have not been developed. If any of the Company's products or information systems, embedded systems, key third party suppliers and services providers and major customers are not Year 2000 ready, the Company may experience a business interruption and be subject to certain litigation which would have a material adverse impact on the Company's business, results of operations and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1999, the Company's cash, cash equivalents, and short-term investments were $99.9 million compared to $80.6 million at December 31, 1998. The increase is primarily attributable to the proceeds from issuance of common stock to Growth Fund of America, Inc., offset by cash used to fund the Company's operating loss and capital expenditures, principally for the expansion of manufacturing capacity.

         Net cash used in operating activities was $9.3 million for the three months ended March 31, 1999, as compared to $4.7 million for the three months ended March 31, 1998. The increase in net cash used in operating activities resulted primarily from increases in the Company's net loss and changes in operating assets and liabilities.

         The Company's investing activities, other than purchases, sales and maturities of available-for-sale securities, consisted of capital expenditures, which totaled $3.7 million for the three months ended March 31, 1999 and $4.5 million for the three months ended March 31, 1998. Capital expenditures during the three months ended March 31, 1999 primarily included facilities and production equipment for the new manufacturing facility in West Sacramento, California. The Company expects to increase its capital expenditures during the remainder of 1999 to further complete and expand the West Sacramento manufacturing facility.

         Financing activities for the three months ended March 31, 1999, include net proceeds of $32.5 million from the private placement of 1,000,000 shares of common stock in March 1999.

         The Company anticipates that its existing capital resources will enable it to maintain currently planned operations and planned capital expenditures through at least 2000. However, this expectation is based on the Company's current operating plan and capital expenditure plan, which could change, and therefore the Company could require additional funding sooner than anticipated. In addition, the Company expects its capital requirements to increase over the next several years as it expands its facilities and acquires scientific equipment to support expanded manufacturing and research and development efforts. The Company's long-term capital expenditure requirements will depend on numerous factors, including, but not limited to: the progress of its research and development programs; initiation or expansion of research programs; the development of commercial scale manufacturing capabilities; its ability to maintain existing collaborative and customer arrangements and establish and maintain new collaborative and customer arrangements; the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; the effectiveness of products; commercialization activities and arrangements; and other factors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
              RISK

         There have been no material changes in the Company's reported risk since December 31, 1998.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On March 3, 1997, Hyseq filed a lawsuit in United States District Court for the Northern District of California (San Jose Division) alleging that Affymetrix' products infringe United States Patents 5,202,231 and 5,525,464. In addition, in December 1997, Hyseq filed a second action claiming that Affymetrix' products infringe a related patent, United States Patent 5,695,940. On August 18, 1998, the Company filed a lawsuit in Federal District Court in the Northern District of California (San Francisco Division) against Hyseq alleging infringement of U.S. Patent Nos. 5,795,716 and 5,744,305 ("'305"). On September 1, 1998, the Company added Affymetrix' U.S. Patent No. 5,800,992 ("'992") to the complaint of infringement against Hyseq. The Hyseq action, which seeks damages based on the sale of Affymetrix' products and processes and seeks to enjoin commercial activities relating to those products and processes, and any other legal action against the Company or its collaborative partners claiming damages on account of the sale of Affymetrix' products and seeking to enjoin commercial activities relating to the affected products and processes could, in addition to subjecting the Company to potential liability for damages, require the Company or its collaborative partners to obtain a license in order to continue to manufacture or market the affected products and processes. While the Company believes that the Hyseq complaints are without merit, there can be no assurance that the Company will prevail in the Hyseq actions or that the Company or its collaborative partners will prevail in any other action, nor can there be any assurance that any license required would be made available on commercially acceptable terms, if at all. Furthermore, the Company has incurred and is likely to continue to incur substantial costs and expend substantial personnel time in defending against the claims filed by Hyseq.

         On January 6, 1998, the Company filed a patent infringement action in the United States District Court for the District of Delaware (No. 98-6) alleging that certain of Incyte's and Synteni's products infringe United States Patent 5,445,934 ("'934"). On September 1, 1998, the Company filed a complaint against Incyte and Synteni in Federal District Court in Delaware alleging infringement of the '305 Patent and the '992 Patent. These actions were transferred to the United States District Court for the Northern District of California on November 18, 1998, as case numbers C98-4507 and C98-4508, respectively. The actions seek to enjoin commercial activities of Incyte and Synteni relating to the Affymetrix patents and, in regard to the '992 Patent, sought a preliminary injunction. Incyte and Synteni moved for summary judgement that certain claims of the `992 Patent were invalid. On May 4, 1999, the Court denied Affymetrix' motion for preliminary injunction and denied Incyte/Synteni's motion for summary judgement.

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

         The United States Patent and Trademark Office ("USPTO") notified Affymetrix that Stanford University presented claims that relate to substantially the same subject matter as certain claims from the `992 Patent and all of the claims of the `305 Patent. The Stanford application is alleged to be exclusively licensed to Incyte. The USPTO notified Affymetrix on April 2, 1999 that it had declared an interference proceeding relating to these patents and claims of patents. The

USPTO will conduct proceedings to determine the priority of these claims. These proceedings will result in substantial costs to the Company. Affymetrix cannot assure that it will prevail in such proceedings. Failure to prevail could result in inability to prevent others from copying aspects of Affymetrix' products and/or adversely affect our own freedom to operate, and could have a material adverse effect on the Company's business, financial condition, and results of operation.

         On April 17, 1998, Incyte filed a response and counterclaim to case number C98-4507, asserting the '934 Patent is invalid and not infringed. Also, on April 17, 1998, Incyte filed a counterclaim alleging that a patent license agreement entered into in December 1997 between Affymetrix and Molecular Dynamics interfered with an agreement between Incyte and Molecular Dynamics. In the counterclaim, Incyte alleges that the terms of the patent license to Molecular Dynamics prevented Molecular Dynamics from meeting its obligations to Incyte and seeks damages from Affymetrix. On September 21, 1998, Incyte and Synteni filed an answer asserting various defenses to the lawsuits in relation to the '992 Patent and the '305 Patent, and asserted several counterclaims, namely a request for declaration of noninfringement and invalidity, an assertion of unfair competition, a request for a declaration that Synteni and Dari Shalon (a one time employee of Synteni) have not misappropriated any of Affymetrix' trade secrets, a claim of tortious interference with Incyte's and Synteni's economic advantage, a claim of slander of title of a patent and a claim of trade libel. Affymetrix believes the counterclaims are without merit. However, the Company has and is likely to continue to incur substantial costs and expend substantial personnel time in defending against these and any other counterclaims filed by Incyte and Synteni. Failure to successfully enforce its patent rights or defend against counterclaims of Incyte, Synteni, or others could have a material adverse effect on the Company's business, financial condition and operating results.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

      EXHIBIT
      NUMBER                             DESCRIPTION OF DOCUMENT
      -------                            -----------------------
      (1) 3.1              Certificate of Incorporation

      (1) 3.2              Bylaws

       + 10.41 Promissory Note between Rich Rava and the Company dated April 3, 1997.

            27             Financial data schedule.

----------
(1) Incorporated by reference to the same number exhibit filed with Registrant's Form 8-K as filed on September 29, 1998 (File No. 000-28218).

+    Management contract, compensatory plan or arrangement.

(b)  Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 13, 1999                                    AFFYMETRIX, INC.

                                                By:   /s/ Edward M. Hurwitz
                                                     --------------------------
                                                      Edward M. Hurwitz
                                                      Vice President and
                                                      Chief Financial Officer

                                                  AFFYMETRIX, INC.
                                                    EXHIBIT INDEX

                                                   March 31, 1999

     EXHIBIT
     NUMBER                                    DESCRIPTION OF DOCUMENT
     -------                                   -----------------------
      (1) 3.1              Certificate of Incorporation

      (1) 3.2              Bylaws

       + 10.41 Promissory Note between Rich Rava and the Company dated April 3, 1997.

            27             Financial data schedule.

----------
(1) Incorporated by reference to the same number exhibit filed with Registrant's Form 8-K as filed on September 29, 1998 (File No. 000-28218).

+    Management contract, compensatory plan or arrangement.