Form 10-Q
period 1999-06-30
AFFYMETRIX INC
filed 1999-08-16
CIK 913077

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

  /X/    Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the period ended JUNE 30,
         1999

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

                           Yes __X__        No ______

             COMMON SHARES OUTSTANDING ON JULY 31, 1999: 24,295,740

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                AFFYMETRIX, INC.
                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets at June 30, 1999 and December 31, 1998...................           3

            Condensed Consolidated Statements of Operations for the Three and Six Months
                Ended June 30, 1999 and 1998...............................................................           4

            Condensed Consolidated Statements of Cash Flows for the Six Months Ended
                June 30, 1999 and 1998.....................................................................           5

            Notes to Condensed Consolidated Financial Statements...........................................           6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations..........           9

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.....................................          11

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings..............................................................................          12

Item 4.     Submission of Matters to a Vote of Security Holders............................................          13

Item 5.     Other Information..............................................................................          14

Item 6.     Exhibits and Reports on Form 8-K...............................................................          14

SIGNATURES ................................................................................................          15

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                AFFYMETRIX, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                                   JUNE 30,     DECEMBER 31,
                                                                                     1999           1998
                                                                                  -----------   ------------
                                                                                  (UNAUDITED)      (NOTE)
                                                   ASSETS
Current Assets:
  Cash and cash equivalents.....................................................   $  9,113       $  1,301
  Short-term investments........................................................     80,148         79,267
  Accounts receivable...........................................................     16,208          8,919
  Inventories...................................................................      5,152          3,276
  Other current assets..........................................................      2,535          2,184
                                                                                  -----------   ------------
    Total current assets........................................................    113,156         94,947
Net property and equipment......................................................     34,623         30,865
Acquired technology rights......................................................      9,295          9,625
Other assets....................................................................      1,111            991
                                                                                  -----------   ------------
                                                                                   $158,185       $136,428
                                                                                  -----------   ------------
                                                                                  -----------   ------------
                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued liabilities......................................   $ 14,189       $ 12,791
  Deferred revenue..............................................................      3,636          1,517
  Current portion of capital lease obligation...................................        255            252
                                                                                  -----------   ------------
    Total current liabilities...................................................     18,080         14,560
Obligation to Beckman Coulter, Inc..............................................      5,000          5,000
Noncurrent portion of capital lease obligation..................................        135            261
Convertible Redeemable Preferred Stock..........................................     49,857         49,857
Stockholders' equity:
  Common Stock..................................................................        243            230
  Additional paid-in-capital....................................................    192,830        159,147
  Accumulated deficit...........................................................   (107,589)       (92,720)
  Other.........................................................................       (371)            93
                                                                                  -----------   ------------
    Total stockholders' equity..................................................     85,113         66,750
                                                                                  -----------   ------------
                                                                                   $158,185       $136,428
                                                                                  -----------   ------------
                                                                                  -----------   ------------

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

                                AFFYMETRIX, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                                               JUNE 30,              JUNE 30,
                                                         --------------------  --------------------
                                                           1999       1998       1999       1998
                                                         ---------  ---------  ---------  ---------
Revenue:
  Product..............................................  $  19,372  $   7,764  $  34,535  $  14,294
  Research.............................................      1,799      3,157      4,243      6,154
  License fees and royalties...........................        539        150        736        375
                                                         ---------  ---------  ---------  ---------
    Total revenue......................................     21,710     11,071     39,514     20,823

Costs and expenses:
  Cost of product revenue..............................      8,894      3,432     13,987      5,925
  Research and development.............................      9,375      7,941     19,742     16,452
  Selling, general and administrative..................     11,698      6,934     21,356     12,643
                                                         ---------  ---------  ---------  ---------
    Total costs and expenses...........................     29,967     18,307     55,085     35,020
                                                         ---------  ---------  ---------  ---------
Loss from operations...................................     (8,257)    (7,236)   (15,571)   (14,197)

Interest income, net...................................      1,278      1,312      2,328      2,371
                                                         ---------  ---------  ---------  ---------
Net loss...............................................     (6,979)    (5,924)   (13,243)   (11,826)

Preferred Stock dividends..............................       (813)      (695)    (1,626)      (695)
                                                         ---------  ---------  ---------  ---------
Net loss attributable to Common Stockholders...........  $  (7,792) $  (6,619) $ (14,869) $ (12,521)
                                                         ---------  ---------  ---------  ---------
                                                         ---------  ---------  ---------  ---------
Basic and diluted net loss per common share............  $   (0.32) $   (0.29) $   (0.63) $   (0.55)
                                                         ---------  ---------  ---------  ---------
                                                         ---------  ---------  ---------  ---------
Shares used to calculate basic and diluted net loss per
  common share.........................................     24,200     22,887     23,744     22,859
                                                         ---------  ---------  ---------  ---------
                                                         ---------  ---------  ---------  ---------

    Note: Certain prior year balances have been reclassified to conform with the current year presentations.

                            See accompanying notes.

                                AFFYMETRIX, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                           SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                         --------------------
                                                                           1999       1998
                                                                         ---------  ---------
Cash flows from operating activities:
  Net loss.............................................................  $ (13,243) $ (11,826)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization......................................      3,909      2,334
    Change in operating assets and liabilities:
      Accounts receivable..............................................     (7,289)      (184)
      Inventories......................................................     (1,876)    (1,322)
      Other current assets.............................................       (351)      (403)
      Other assets.....................................................       (120)       (41)
      Accounts payable and other accrued liabilities...................      1,398        193
      Deferred revenue.................................................      2,119      1,156
                                                                         ---------  ---------
        Net cash used in operating activities..........................    (15,453)   (10,093)

Cash flows used in investing activities:
  Capital expenditures.................................................     (6,997)    (6,571)
  Proceeds from the sale of short-term investments.....................     34,449     73,680
  Purchases of short-term investments..................................    (36,134)  (109,991)
                                                                         ---------  ---------
        Net cash used in investing activities..........................     (8,682)   (42,882)

Cash flows from financing activities:
  Issuance of Common Stock.............................................     33,696        296
  Issuance of Series AA Convertible Redeemable Preferred Stock, net of
    costs..............................................................         --     49,857
  Preferred Stock dividends paid.......................................     (1,626)      (695)
  Principal payments on capital lease obligations......................       (123)      (114)
                                                                         ---------  ---------
        Net cash provided by financing activities......................     31,947     49,344
Net increase (decrease) in cash and cash equivalents...................      7,812     (3,631)
Cash and cash equivalents at beginning of period.......................      1,301      4,779
                                                                         ---------  ---------
Cash and cash equivalents at end of period.............................  $   9,113  $   1,148
                                                                         ---------  ---------
                                                                         ---------  ---------

                            See accompanying notes.

                                AFFYMETRIX, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1999
                                  (UNAUDITED)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include accounts of Affymetrix, Inc. ("Affymetrix" or the "Company") and Affymetrix, UK Ltd., a wholly owned subsidiary functioning as a sales and technical support arm for the European market. All material intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 as well as in the Company's registration statement on Form S-3 as initially filed on July 12, 1999. Certain amounts in 1998 have been reclassified to conform to 1999 presentation.

REVENUE RECOGNITION

    Product revenues include sales of GeneChip-Registered Trademark-instrumentation, software and probe arrays as well as the associated subscription fees earned under EasyAccess-TM- supply agreements. Instrumentation, software and probe array revenues are recognized when earned, which are generally upon shipment. Reserves are provided for anticipated returns and warranty expenses at the time the associated revenue is recognized. Revenues from subscription fees earned under EasyAccess supply agreements are recorded ratably over the term of the agreement subject to adjustments for anticipated reductions provided for in certain agreements for late delivery of probe arrays. Payments received in advance under these arrangements are recorded as deferred revenue until earned. Research revenue includes amounts earned, including milestones, from services performed pursuant to commercial collaboration and supply agreements as well as under government grants. Research revenue is recorded in the period in which the costs are incurred or in which the revenue is earned as defined in the related agreement. Direct costs associated with these contracts and grants are reported as research and development expense. License and royalty revenues include amounts earned from third parties licensed under the Company's intellectual property and are recognized when earned under the terms of the related agreements.

NOTE 2--CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

    As of June 30, 1999, debt securities held by the Company are comprised of U.S. Government obligations and U.S. corporate debt securities. They are classified as available-for-sale and are carried at fair value with unrealized gains and losses reported in stockholders' equity.

                                AFFYMETRIX, INC.

                                 JUNE 30, 1999
                                  (UNAUDITED)

NOTE 3--INVENTORIES

    Inventories consist of the following (in thousands):

                                                                        JUNE 30,    DECEMBER 31,
                                                                          1999          1998
                                                                       -----------  -------------
Raw material.........................................................   $   2,272     $   1,775
Work in process......................................................         143            70
Finished goods.......................................................       2,737         1,431
                                                                       -----------       ------
  Total..............................................................   $   5,152     $   3,276
                                                                       -----------       ------
                                                                       -----------       ------

NOTE 4--ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

    Accounts payable and accrued liabilities consist of the following (in thousands):

                                                                       JUNE 30,   DECEMBER 31,
                                                                         1999         1998
                                                                       ---------  ------------
Accounts payable.....................................................  $   7,087   $    7,334
Accrued compensation and related liabilities.........................      1,207        1,213
Accrued warranty.....................................................        717          937
Accrued legal........................................................      3,785        2,707
Other................................................................      1,393          600
                                                                       ---------  ------------
  Total..............................................................  $  14,189   $   12,791
                                                                       ---------  ------------
                                                                       ---------  ------------

NOTE 5--COMPREHENSIVE LOSS

    The components of comprehensive loss for the three and six months ended June 30, 1999 and 1998 are as follows (in thousands):

                                                                THREE MONTHS
                                                                   ENDED         SIX MONTHS ENDED
                                                                  JUNE 30,           JUNE 30,
                                                              ----------------  ------------------
                                                               1999     1998      1999      1998
                                                              -------  -------  --------  --------
Net loss attributable to Common Stockholders................  $(7,792) $(6,619) $(14,869) $(12,521)
Unrealized gain (loss) on securities........................     (254)      78      (589)       33
                                                              -------  -------  --------  --------
Comprehensive loss..........................................  $(8,046) $(6,541) $(15,458) $(12,488)
                                                              -------  -------  --------  --------
                                                              -------  -------  --------  --------

NOTE 6--COMMON STOCK PURCHASE AGREEMENT

    On March 15, 1999, the Company completed the private placement of 1,000,000 shares of Common Stock for an aggregate purchase price of $32.5 million to the Growth Fund of America, Inc., which is managed by Capital Research and Management Company. The Company filed a registration statement with respect to these shares on July 12, 1999.

                                AFFYMETRIX, INC.

                                 JUNE 30, 1999
                                  (UNAUDITED)

NOTE 7--FOREIGN CURRENCY TRANSLATION

    The financial statements of Affymetrix, UK Ltd. are measured using the U.S. dollar as the functional currency. Monetary assets and liabilities of this subsidiary are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at average quarterly rates of exchange. The resultant translation adjustments are included in the consolidated statements of operations.

NOTE 8--PURCHASE OF OXFORD GENE TECHNOLOGY ("OGT") LICENSE

    In July 1998, the Company entered into a series of agreements with Beckman Coulter, Inc. ("BCI") that provided Affymetrix with a path to commercialize DNA arrays under certain patents and patent applications owned by or licensed to the two companies, including issued and pending patents owned by Professor Edwin Southern of Oxford University or controlled by companies affiliated with Professor Southern. Under the agreements, Affymetrix made a $5.9 million payment to BCI and agreed to provide an additional $5.0 million in services, cash or stock to BCI over the next seven years. In addition, Affymetrix may be obligated to make royalty payments on sales of certain products. The payments and obligations to BCI were accounted for as a purchase of an intangible asset which is being amortized over its estimated useful life.

    In June 1999, the Company acquired certain assets of BCI including a license to the DNA array patents owned by OGT, of Oxford, England, a company affiliated with Professor Southern. This acquisition allows Affymetrix to commercially use the technology patented by Professor Southern and was contemplated in the terms of the BCI agreement entered into in July 1998. Thus, no additional payments were made as a result of the asset transfer.

NOTE 9-- SUBSEQUENT EVENT--CONVERSION OF GLAXO REDEEMABLE PREFERRED STOCK

    On August 5, 1999, Glaxo Wellcome plc elected to convert its 1,634,522 shares of Series AA Convertible Redeemable Preferred Stock to 1,257,229 shares of Affymetrix Common Stock at a conversion price of $40 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Management's Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 1999 and for the three month periods ended June 30, 1999 and 1998 should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

    All statements in this discussion that are not historical are forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially for Affymetrix from those projected, including, but not limited to, uncertainties relating to technological approaches, product development, manufacturing and market acceptance, uncertainties related to cost and pricing of Affymetrix' products, dependence on collaborative partners, uncertainties relating to sole source suppliers, uncertainties relating to FDA and other regulatory approvals, competition, risks relating to intellectual property of others and the uncertainties of patent protection. These and other risk factors are discussed in Affymetrix' Annual Report on Form 10-K for the year ended December 31, 1998 and in Affymetrix' registration statement on Form S-3 as initially filed on July 12, 1999. Affymetrix expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in Affymetrix' expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

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

    The business and operations of the Company were commenced in 1991 by Affymax N.V. ("Affymax") and were initially conducted within Affymax. In March 1992, the Company was incorporated as a California corporation and wholly owned subsidiary of Affymax and in September 1998 was reincorporated as a Delaware corporation. In March 1995, Glaxo plc, now Glaxo Wellcome plc ("Glaxo"), acquired Affymax, including its ownership interest in Affymetrix. Beginning in September 1993, the Company issued equity securities which diluted Affymax' and then Glaxo's ownership in Affymetrix. On April 14, 1998, the Company completed the sale of 1,634,522 shares of Series AA Convertible Redeemable Preferred Stock to Glaxo Wellcome Americas, Inc. (a wholly owned subsidiary of Glaxo) for net proceeds of approximately $49.9 million. Each share of Preferred Stock is convertible into approximately 0.77 shares of Common Stock. In March 1999, the Company sold 1,000,000 shares of Common Stock to a third party in a private placement. On August 2, 1999, Glaxo sold 1,000,000 shares of Affymetrix Common Stock pursuant to Rule 144, as promulgated under the Securities Act of 1933. On August 5, 1999, Glaxo elected to convert its 1,634,522 shares of Series AA Convertible Redeemable Preferred Stock to 1,257,229 shares of Affymetrix Common Stock at a conversion price of $40 per share. Following the completion of these transactions, Glaxo's beneficial ownership of Affymetrix will be approximately 31%.

RESULTS OF OPERATIONS

    THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

    Product revenue was $19.4 million and $34.5 million for the three and six months ended June 30, 1999, respectively, compared to $7.8 million and $14.3 million for the three and six months ended June 30, 1998. The increase in product sales during the three and six months ended June 30, 1999 compared to the same periods in 1998, resulted from the growth in placements of GeneChip-Registered Trademark- systems together with the accompanying sales of GeneChip probe arrays and related products and subscription fees. Research revenue was $1.8 million and $4.2 million for the three and six months ended June 30, 1999, respectively, compared to $3.2 million and $6.1 million for the three and six months ended June 30, 1998, respectively. The decreases were principally due changes in the mix of custom design customers and customer trends to purchase more standard array products.

    Cost of product revenue was $8.9 million and $14.0 million for the three and six months ended June 30, 1999, respectively, compared to $3.4 million and $5.9 million for the three and six months ended June 30, 1998, respectively. Gross margin on product revenue was approximately 54% and 59% for the three months and six months ended June 30, 1999, respectively, compared to 56% and 59% for the three and six months ended June 30, 1998, respectively. The decline in gross margin for the quarter ended June 30, 1999 compared to the same period in 1998 is primarily a result of costs associated with the build out of the Company's new West Sacramento manufacturing facility. Margins have fluctuated, and will continue to fluctuate significantly, as a result of variations in manufacturing yields, changes in the mix of products sold and anticipated expenses associated with expanding manufacturing capacity. In addition, the Company has experienced, and continues to experience, variations in the manufacturing yield of its GeneChip products which has impacted, and will continue to impact, the Company's ability to meet its commitments to deliver product to its customers in a timely manner. Any prolonged difficulty in providing timely delivery of products may adversely affect the Company's relationships with its customers and its business, its financial condition and results of operations.

    Research and development expenses were $9.4 million and $19.7 million for the three and six months ended June 30, 1999, respectively, compared to $7.9 million and $16.4 million for the three and six months ended June 30, 1998, respectively. The increase in research and development expenses was attributable primarily to the hiring of additional research and development personnel and associated purchases of research supplies. The Company expects research and development spending to increase over the next several years as product development and core research efforts continue to expand.

    Selling, general and administrative expenses were $11.7 million and $21.4 million for the three and six months ended June 30, 1999, respectively, compared to $6.9 million and $12.6 million for the three and six months ended June 30, 1998, respectively. The increase in selling, general and administrative expenses resulted primarily from the Company's expansion of commercial activities and increased legal costs arising from the Company's ongoing patent law suits. Selling, general and administrative expenses are expected to continue to increase as the Company expands sales and marketing, prosecutes and defends its intellectual property position and defends against claims made by third parties, and adds management and support staff.

    Net interest income was $1.3 million and $2.3 million for the three and six months ended June 30, 1999, respectively, compared to $1.3 million and $2.4 million the three and six months ended June 30, 1998, respectively. The fluctuations in net interest income result principally from variation in the Company's short-term investment balances.

    IMPACT OF YEAR 2000

    The Company is assessing the potential impact of the Year 2000 computer problem on its products (including GeneChip systems and software), information systems, embedded systems (including computers used in its manufacturing process) and on the ability of certain third parties to supply critical materials and services as well as the readiness of certain customers. The Company has assessed its products, updated certain software codes and believes that existing and future products are Year 2000 ready. The Company has completed an assessment of its computer systems, embedded systems, certain third party suppliers and major customers, and expects to take necessary remediative action by the end of 1999. Expenditures to date have not been material and have consisted solely of the limited use of outside consultants and the time of certain company personnel. Based on the progress made to June 30, 1999, the Company does not currently expect the future costs of completing the assessment, modifying its products, making system modifications, purchasing replacement computer systems and assessing the Year 2000 readiness of material third party suppliers and major customers to be material. In addition, the Company has made contingency plans (for example the stockpile of critical raw materials in late
1999), to protect itself from the failure of certain key systems. While the Company does not anticipate a material business interruption to result from the Year 2000 problem, the Company gives no assurances that its products or systems will be Year 2000 ready and the Company cannot guarantee the Year 2000 readiness of key third party suppliers and service providers, collaborators and major customers. If any of the Company's products or information systems, embedded systems, key third party suppliers and services providers and major customers are not Year 2000 ready, the Company may experience a business interruption and be subject to certain litigation which would have a material adverse impact on the Company's business, results of operations and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 1999, the Company's cash, cash equivalents, and short-term investments were $89.3 million compared to $80.6 million at December 31, 1998. The increase is primarily attributable to the proceeds from issuance of 1,000,000 shares of Common Stock to Growth Fund of America, Inc. in March 1999, offset by cash used to fund the Company's operating loss and capital expenditures, principally for the expansion of manufacturing facilities.

    Net cash used in operating activities was $15.4 million for the six months ended June 30, 1999, as compared to $10.1 million for the six months ended June 30, 1998. The increase in net cash used in operating activities resulted primarily from increases in the Company's working capital requirement and net loss.

    The Company's investing activities, other than purchases, sales and maturities of available-for-sale securities, consisted of capital expenditures, which totaled $7.0 million for the six months ended June 30, 1999 and $6.6 million for the six months ended June 30, 1998. Capital expenditures during the six months ended June 30, 1999 primarily included facilities and production equipment for the new manufacturing facility in West Sacramento, California. The Company expects to increase its capital expenditures during the remainder of 1999 to further expand and complete the West Sacramento manufacturing facility.

    Financing activities for the six months ended June 30, 1999, include net proceeds of $32.5 million from the private placement of 1,000,000 shares of Common Stock in March 1999.

    The Company anticipates that its existing capital resources will enable it to maintain currently planned operations and planned capital expenditures through at least 2000. However, this expectation is based on the Company's current operating plan and capital expenditure plan, which could change, and therefore the Company could require additional funding sooner than anticipated. In addition, the Company expects its capital requirements to increase over the next few years as it expands its facilities and acquires scientific equipment to support expanded manufacturing and research and development efforts. The Company's long-term capital expenditure requirements will depend on numerous factors, including, but not limited to: the progress of its research and development programs; initiation or expansion of research programs; the development of commercial scale manufacturing capabilities; its ability to maintain existing collaborative and customer arrangements and establish and maintain new collaborative and customer arrangements; the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; the effectiveness of products; commercialization activities and arrangements; and other factors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    There have been no material changes in the Company's reported risk since December 31, 1998.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    We are parties to significant litigation and INTER-PARTES administrative proceedings, which has consumed will continue to consume substantial financial and managerial resources and which could seriously harm our business, financial condition and results of operations. Further, because of the substantial amount of discovery required in connection with litigation and administrative proceedings, there is a risk that confidential information could be compromised by disclosure.

    On March 3, 1997, Hyseq, Inc. ("Hyseq") filed a lawsuit in United States District Court for the Northern District of California (San Jose Division) alleging that our products infringe United States Patents 5,202,231 and 5,525,464. In addition, in December 1997, Hyseq filed a second action claiming that our products infringe a related patent, United States Patent 5,695,940. The two actions were subsequently consolidated on August 22, 1998. On August 18, 1998, we filed a lawsuit in Federal District Court in the Northern District of California (San Francisco Division) against Hyseq alleging infringement of U.S. Patent Nos. 5,795,716 and 5,744,305 ("'305"). On September 1, 1998, we added our
U.S. Patent No. 5,800,992 ("'992"), to the complaint of infringement against Hyseq. A Claim Construction Hearing was held on November 17-18, 1998, and a decision has not yet been issued. Also, we amended our Answers and Counterclaims on July 12, 1999.

    On June 4, 1999, Oxford Gene Technology ("OGT") filed suit against us in the United States District Court for the District of Delaware and in the Patent Court, High Court of England and Wales, alleging infringement of United States Patent 5,700,637 and European Patent 0,373,203, respectively. On June 5, 1999, an asset transfer agreement with Beckman Coulter, Inc. ("BCI") became effective, by which we believe we acquired BCI'S array business, including licenses to United States Patent 5,700,637 and European Patent 0373203. On June 17, 1999, we filed a request for declaratory judgement in the United States District Court for the Northern District of California asking for, among other things, a declaration that we have a valid license to use the patents and that, in light of this license, we are not infringing on these patents. On July 20, 1999, OGT filed a motion in the California action requesting to dismiss such action or transfer it to the United States District Court for the District of Delaware. On July 26, 1999, we filed a motion in the Delaware action to transfer such action to the United States District Court for the Northern District of California. Both motions are currently pending. On August 6, 1999, we served a Defence and Counterclaim in the English High Court action denying infringement of European Patent 0,373,203 on the basis, amongst other things, that we have a valid license.

    The Hyseq and the OGT actions seek damages based on the sale of our products and processes and seek to enjoin commercial activities relating to those products and processes. In addition to subjecting us to potential liability for damages, these actions, and any other similar legal actions against us or our collaborative partners, could require us or our collaborative partners to obtain a license in order to continue to manufacture, market, keep or use the affected products and processes. While we believe that the Hyseq and OGT complaints are without merit, we may not prevail in these actions and we or our collaborative partners may not prevail in any other related action. Moreover, in the event we do not prevail in the Hyseq and OGT actions and we, our partners or our customers are required to obtain a license to continue to manufacture, market or use the affected products and processes, we, our partners or our customers may not be able to obtain such a license on commercially acceptable terms, if at all. Furthermore, we have expended and are likely to continue to expend substantial financial and managerial resources in defending against the claims filed by Hyseq and OGT.

    On January 6, 1998, we filed a patent infringement action in the United States District Court for the District of Delaware (No. 98-6) alleging that certain of Incyte Pharmaceuticals, Inc.'s ("Incyte") and Synteni, Inc.'s ("Synteni") products infringe United States Patent 5,445,934 ("934"). On September 1, 1998, we filed a complaint against Incyte and Synteni in Federal District Court in

Delaware alleging infringement of the '305 Patent and the '992 Patent. These actions were transferred to the United States District Court for the Northern District of California on November 18, 1998, as case numbers C98-4507 and C98-4508, respectively. The actions seek to enjoin commercial activities of Incyte and Synteni relating to our patents and, in regard to the '992 Patent, sought a preliminary injunction. Incyte and Synteni moved for summary judgement that certain claims of the '992 Patent were invalid. On May 4, 1999, the Court denied, without prejudice, our motion for preliminary injunction and denied Incyte/Synteni's motion for summary judgement. On May 6, 1999, Incyte and Synteni moved to stay the actions pending the outcome of the interference proceedings before the United States Patent and Trademark Office ("USPTO") see below. This motion was denied by the Court on May 7, 1999.

    We may not prevail in asserting our patent rights against Hyseq, Incyte, Synteni or others. We have expended and are likely to continue to expend substantial financial and managerial resources in asserting our patent rights against Hyseq, Incyte, Synteni and others. Our failure to successfully enforce our patent rights or the loss of these patent rights or others would remove a legal obstacle to competitors in designing probe array systems with similar competitive advantages to our GeneChip-Registered Trademark- technology. The removal of such barriers could seriously harm our business, financial condition and results of operations.

    On April 17, 1998, Incyte filed a response and counterclaim to case number C98-4507, asserting that the '934 Patent is invalid and not infringed. On April 17, 1998, Incyte also filed a counterclaim alleging that a patent license agreement we entered into in December 1997 with Molecular Dynamics interfered with an agreement between Incyte and Molecular Dynamics. In the counterclaim, Incyte alleges that the terms of our patent license to Molecular Dynamics prevented Molecular Dynamics from meeting its obligations to Incyte. Incyte seeks damages from us. On September 21, 1998, Incyte and Synteni filed an answer asserting various defenses to the lawsuits in relation to the '992 Patent and the '305 Patent, and asserted several counterclaims, including:

    - A request for declaration of non-infringement and invalidity;

    - An assertion of unfair competition;

    - A request for a declaration that Synteni and Dari Shalon (a one time employee of Synteni) have not misappropriated any of our trade secrets;

    - A claim of tortious interference with Incyte's and Synteni's economic advantage;

    - A claim of slander of title of a patent and a claim of trade libel.

    We believe that the counterclaims are without merit. However, we have expended and are likely to continue to expend significant financial and managerial resources defending against these and any other counterclaims filed by Incyte and Synteni. Our failure to successfully enforce our patent rights or defend against counterclaims of Incyte, Synteni, or others could seriously harm our business, financial condition and results of operations.

    The USPTO notified us that a patent application naming Brown et al. assigned to Stanford University and allegedly licensed exclusively to Synteni and Incyte presented claims that they claim relate to substantially the same subject matter as certain claims from the '992 Patent and all of the claims of the '305 Patent. The USPTO notified us on April 2, 1999 that it had declared a preliminary interference proceeding relating to '992 and '305 to determine whether Brown et al. had established a PRIMA FACIE case to go forward in the interference. A hearing to determine if the interference proceeding should go forward in a normal fashion was held on August 9, 1999, but no decision was rendered at the hearing. We will expend substantial financial and managerial resources as a result of these proceedings. Moreover, we may not prevail in such proceedings. Such a failure to prevail could result in our inability to commercialize our products and to prevent others from copying aspects of our products.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (A) DATE OF MEETING.

    The Annual Meeting of the Stockholders of Affymetrix. was held on June 9, 1999.

    (B) DESCRIPTION OF EACH MATTER VOTED ON AND NUMBER OF VOTES CAST.

                                                                                         FOR        AGAINST    WITHHELD
                                                                                     ------------  ---------  ----------
1.         To elect the following directors to serve until the next annual meeting of stockholders or until their successors are elected.

           John D. Diekman, Ph.D...................................................    22,586,415          0     901,468
           Stephen P.A. Fodor, Ph.D................................................    22,586,415          0     901,468
           Paul Berg, Ph.D.........................................................    22,586,415          0     901,468
           Vernon R. Loucks, Jr....................................................    22,479,765          0   1,008,118
           Barry C. Ross, Ph.D.....................................................    22,586,415          0     901,468
           David B. Singer.........................................................    22,586,415          0     901,468
           Lubert Stryer, M.D......................................................    22,586,415          0     901,468
           John A. Young...........................................................    22,479,765          0   1,008,118

2.         To ratify the appointment of Ernst & Young LLP as independent auditors
           of the Company for the fiscal year ending December 31, 1999.............    23,463,583     14,842       9,459

3.         To increase the number of authorized shares of Common Stock and decrease
           the number of authorized shares of Preferred Stock of the Company.......    18,260,361    190,832   5,036,691

ITEM 5. OTHER INFORMATION

    On July 30, 1999, the Company entered into a five-year lease agreement with Aetna Life Insurance Company for approximately 57,649 square feet of office space in Sunnyvale, California. A copy of this lease agreement is attached as an exhibit hereto.

    On August 2, 1999, Glaxo sold 1,000,000 shares of Affymetrix Common Stock pursuant to Rule 144, as promulgated under the Securities Act of 1933. On August 5, 1999 Glaxo elected to convert its 1,634,522 shares of Series AA Convertible Redeemable Preferred Stock to 1,257,229 shares of Affymetrix Common Stock at a conversion price of $40 per share. Following the completion of these transactions, Glaxo's beneficial ownership of Affymetrix Common Stock will be approximately 31%.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

 EXHIBIT
 NUMBER                                            DESCRIPTION OF DOCUMENT
---------  -------------------------------------------------------------------------------------------------------
(1) 3.1    Amended and Restated Certificate of Incorporation.

(2) 3.2    Bylaws.

  10.42    Lease Agreement by and between the Company and Aetna Life Insurance Company dated as of July 30, 1999.

  27       Financial data schedule.

------------------------

(1) Incorporated by reference to the same number exhibit filed with the Registrant's registration statement on Form S-3 as filed on July 12, 1999 (File No. 333-82685).

(2) Incorporated by reference to the same number exhibit filed with Registrant's Form 8-K as filed on September 29, 1998 (File No. 000-28218).

    (b) Reports on Form 8-K.

    On April 1, 1999, the Company filed a Report on Form 8-K announcing the approval of a Common Stock Agreement dated March 12, 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 13, 1999                 AFFYMETRIX, INC.

                                By:            /s/ EDWARD M. HURWITZ
                                     -----------------------------------------
                                                 Edward M. Hurwitz
                                     VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

                                AFFYMETRIX, INC.
                                 EXHIBIT INDEX
                                 JUNE 30, 1999

 EXHIBIT
 NUMBER                                            DESCRIPTION OF DOCUMENT
---------  -------------------------------------------------------------------------------------------------------

(1) 3.1    Amended and Restated Certificate of Incorporation.

(2) 3.2    Bylaws.

  10.42    Lease Agreement by and between the Company and Aetna Life Insurance Company dated as of July 30, 1999.

  27       Financial data schedule.

------------------------

(1) Incorporated by reference to the same number exhibit filed with the Registrant's registration statement on Form S-3 as filed on July 12, 1999 (File No. 333-82685).

(2) Incorporated by reference to the same number exhibit filed with Registrant's Form 8-K as filed on September 29, 1998 (File No. 000-28218).