Form 10-Q
period 1999-09-30
AFFYMETRIX INC
filed 1999-11-15
CIK 913077

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/     Quarterly Report Pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934 for the period ended
           September 30, 1999

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

           COMMON SHARES OUTSTANDING ON OCTOBER 31, 1999: 25,918,968

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                AFFYMETRIX, INC.
                               TABLE OF CONTENTS

                                                                         PAGE
                                                                       --------
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at September 30, 1999
           and December 31, 1998.....................................      3

         Condensed Consolidated Statements of Operations for the
           Three and Nine Months Ended September 30, 1999 and 1998...      4

         Condensed Consolidated Statements of Cash Flows for the Nine
           Months Ended September 30, 1999 and 1998..................      5

         Notes to Condensed Consolidated Financial Statements........      6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................      9

Item 3.  Quantitative and Qualitative Disclosures About Market
           Risk......................................................     12

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...........................................     31

Item 6.  Exhibits and Reports on Form 8-K............................     34

SIGNATURES...........................................................     35

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                AFFYMETRIX, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                 (IN THOUSANDS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                                                               (UNAUDITED)       (NOTE)
ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 39,702        $  1,301
  Short-term investments....................................     190,091          79,267
  Accounts receivable.......................................      16,708           8,919
  Inventories...............................................       7,262           3,276
  Other current assets......................................       2,085           2,184
                                                                --------        --------
    Total current assets....................................     255,848          94,947
Net property and equipment..................................      35,874          30,865
Acquired technology rights..................................       9,130           9,625
Other assets................................................       7,885             991
                                                                --------        --------
                                                                $308,737        $136,428
                                                                ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................    $ 15,068        $ 12,791
  Deferred revenue..........................................       5,603           1,517
  Current portion of capital lease obligation...............         258             252
                                                                --------        --------
    Total current liabilities...............................      20,929          14,560
Obligation to Beckman Coulter, Inc..........................       5,000           5,000
Other liabilities...........................................          69             261
Convertible subordinated notes..............................     150,000              --
Convertible Redeemable Preferred Stock......................          --          49,857
Stockholders' equity:
  Common stock..............................................         260             230
  Additional paid-in-capital................................     245,666         159,147
  Accumulated deficit.......................................    (112,820)        (92,720)
  Other.....................................................        (367)             93
                                                                --------        --------
    Total stockholders' equity..............................     132,739          66,750
                                                                --------        --------
                                                                $308,737        $136,428
                                                                ========        ========

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

                                AFFYMETRIX, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                         THREE MONTHS ENDED     NINE MONTHS ENDED
                                                            SEPTEMBER 30,         SEPTEMBER 30,
                                                         -------------------   -------------------
                                                           1999       1998       1999       1998
                                                         --------   --------   --------   --------
Revenue:
  Product..............................................  $22,845    $10,602    $ 57,380   $ 24,896
  Research.............................................    2,394      4,259       6,637     10,413
  License fees and royalties...........................      962        161       1,698        536
                                                         -------    -------    --------   --------
    Total revenue......................................   26,201     15,022      65,715     35,845
                                                         -------    -------    --------   --------
Costs and expenses:
  Cost of product revenue..............................    9,695      3,496      23,682      9,421
  Research and development.............................    9,711      9,702      29,453     26,154
  Selling, general and administrative..................   12,675      8,290      34,031     20,933
                                                         -------    -------    --------   --------
    Total costs and expenses...........................   32,081     21,488      87,166     56,508
                                                         -------    -------    --------   --------
Loss from operations...................................   (5,880)    (6,466)    (21,451)   (20,663)
Interest income, net...................................    1,078      1,561       3,406      3,932
                                                         -------    -------    --------   --------
Net loss...............................................   (4,802)    (4,905)    (18,045)   (16,731)
Preferred Stock dividends..............................     (429)      (813)     (2,055)    (1,508)
                                                         -------    -------    --------   --------
Net loss attributable to common stockholders...........  $(5,231)   $(5,718)   $(20,100)  $(18,239)
                                                         =======    =======    ========   ========
Basic and diluted net loss per common share............  $ (0.21)   $ (0.25)   $  (0.83)  $  (0.80)
                                                         =======    =======    ========   ========
Shares used to calculate basic and diluted net loss per
  common share.........................................   24,995     22,949      24,166     22,889
                                                         =======    =======    ========   ========

Note: Certain prior year balances have been reclassified to conform with the current year presentations.

                            See accompanying notes.

                                AFFYMETRIX, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Cash flows from operating activities:
  Net loss..................................................  $(18,045)  $(16,731)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation and amortization.........................     5,270      3,921
      Change in operating assets and liabilities:
        Accounts receivable.................................    (7,789)    (2,284)
        Inventories.........................................    (3,986)    (1,540)
        Other current assets................................        99       (583)
        Other assets........................................    (6,894)       (73)
        Accounts payable and other accrued liabilities......     2,277       (268)
        Deferred revenue....................................     4,086      1,157
                                                              --------   --------
          Net cash used in operating activities.............   (24,982)   (16,401)
Cash flows from investing activities:
  Capital expenditures......................................    (9,600)    (9,758)
  Payment for acquisition of technology.....................        --     (5,900)
  Proceeds from the sale of short-term investments..........    61,152    107,157
  Purchases of short-term investments.......................  (172,620)  (127,987)
                                                              --------   --------
          Net cash used in investing activities.............  (121,068)   (36,488)
Cash flows from financing activities:
  Issuance of common stock..................................    36,692        348
    Issuance of Series AA Convertible Redeemable Preferred
      Stock, net of costs...................................        --     49,857
  Preferred Stock dividends paid............................    (2,055)      (695)
  Issuance of convertible subordinated debt.................   150,000         --
  Principal payments on capital lease obligations...........      (186)      (168)
                                                              --------   --------
          Net cash provided by financing activities.........   184,451     49,342
Net increase / (decrease) in cash and cash equivalents......    38,401     (3,547)
Cash and cash equivalents at beginning of period............     1,301      4,779
                                                              --------   --------
Cash and cash equivalents at end of period..................  $ 39,702   $  1,232
                                                              ========   ========
Non cash financing activities:
Obligation related to acquisition of technology.............  $     --   $  5,000
                                                              ========   ========
Conversion of Series AA Convertible Redeemable Preferred
  Stock, net of costs.......................................  $ 49,857   $     --
                                                              ========   ========

                            See accompanying notes.

                                AFFYMETRIX, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

                                  (UNAUDITED)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

    BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include accounts of Affymetrix, Inc. ("Affymetrix" or the "Company") and Affymetrix, UK Ltd., a wholly owned subsidiary functioning as a sales and technical support arm for the European market. All material intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Certain amounts in 1998 have been reclassified to conform to 1999 presentation.

    REVENUE RECOGNITION

    Product revenues include sales of GeneChip-Registered Trademark-instrumentation, software and probe arrays as well as the associated subscription fees earned under EasyAccess-TM- supply agreements. Instrumentation and probe array revenues are recognized when earned, which is generally upon shipment. Reserves are provided for anticipated returns and warranty expenses at the time the associated revenue is recognized. Revenue from subscription fees earned under EasyAccess supply agreements is recorded ratably over the term of the agreement subject to adjustments for anticipated reductions provided for in certain agreements for late delivery of probe arrays. Payments received in advance under these arrangements are recorded as deferred revenue until earned.

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

NOTE 2--CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

    As of September 30, 1999, debt securities held by the Company are comprised of U.S. Government obligations and U.S. corporate debt securities. They are classified as available-for-sale and are carried at fair value with unrealized gains and losses reported in stockholders' equity.

                                AFFYMETRIX, INC.

                               SEPTEMBER 30, 1999

                                  (UNAUDITED)

NOTE 3--INVENTORIES

    Inventories consist of the following (in thousands):

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
Raw materials...............................................     $2,995          $1,775
Work in process.............................................        205              70
Finished goods..............................................      4,062           1,431
                                                                 ------          ------
  Total.....................................................     $7,262          $3,276
                                                                 ======          ======

NOTE 4--ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

    Accounts payable and accrued liabilities consist of the following (in thousands):

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
Accounts payable............................................     $ 2,986         $ 7,334
Accrued compensation and related liabilities................       2,461           1,213
Accrued warranty............................................         853             937
Accrued legal...............................................       4,016           2,707
Other.......................................................       4,752             600
                                                                 -------         -------
  Total.....................................................     $15,068         $12,791
                                                                 =======         =======

NOTE 5--COMPREHENSIVE LOSS

    The components of comprehensive loss for the three and nine months ended September 30, 1999 and 1998 are as follows (in thousands):

                                                            THREE MONTHS           NINE MONTHS
                                                                ENDED                 ENDED
                                                            SEPTEMBER 30,         SEPTEMBER 30,
                                                         -------------------   -------------------
                                                           1999       1998       1999       1998
                                                         --------   --------   --------   --------
Net loss attributable to common stockholders...........  $(5,231)   $(5,718)   $(20,100)  $(18,239)
Unrealized gain (loss) on securities...................      (57)       918        (646)       951
                                                         -------    -------    --------   --------
Comprehensive loss.....................................  $(5,588)   $(4,800)   $(20,746)  $(17,288)
                                                         =======    =======    ========   ========

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

                                AFFYMETRIX, INC.

                               SEPTEMBER 30, 1999

                                  (UNAUDITED)

NOTE 7--CONVERTIBLE SUBORDINATED NOTES

    On September 22, 1999, the Company completed the private placement of $150 million principal amount of 5% convertible subordinated notes due 2006 (the "Notes"). The Notes are convertible, subject to adjustment in certain circumstances, into Affymetrix common stock at a price equal to $123.00 per share. Accrued interest on the Notes is payable semi-annually. Affymetrix may redeem the Notes at any time on or after October 7, 2002. The Company agreed to file a registration statement for resale of the Notes and the shares of common stock issuable upon conversion of the Notes within 90 days of the completion of the private placement.

NOTE 8--MERGER AGREEMENT TO ACQURE GENETIC MICROSYSTEMS, INC. ("GMS")

    On September 10, 1999, Affymetrix signed a merger agreement with GMS, a privately-held instrumentation company specializing in DNA array technology. Under the terms of the merger agreement, Affymetrix will issue up to 1,070,000 shares of common stock for all of the outstanding capital of GMS and will assume all GMS stock options and warrants outstanding on the date the merger closes (applying the exchange ratio in the merger). The transaction is expected to close in late 1999 or early 2000 and is intended to be accounted for as a pooling of interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

    CONDITION AND RESULTS OF OPERATIONS

    This Management's Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 1999 and for the three month periods ended September 30, 1999 and 1998 should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended
December 31, 1998 and for Registration Statement Form S-4 filed on October 14, 1999, as amended.

    All statements in this discussion that are not historical are forward-looking statements. Such statements are subject to risks and uncertainties, including those discussed under the Risk Factors section herein; that could cause actual results to differ materially for Affymetrix from those projected, including, but not limited to, uncertainties relating to technological approaches, product development, manufacturing and market acceptance, uncertainties related to cost and pricing of Affymetrix' products, dependence on collaborative partners, uncertainties relating to sole source suppliers, uncertainties relating to FDA and other regulatory approvals, competition, risks relating to intellectual property of others and the uncertainties of patent protection. Affymetrix expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in Affymetrix' expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

OVERVIEW

    Affymetrix, Inc. has developed and intends to establish its GeneChip-Registered Trademark- system as the platform of choice for acquiring, analyzing and managing complex genetic information in order to improve the diagnosis, monitoring and treatment of disease. The Company's GeneChip system consists of disposable DNA probe arrays containing gene sequences on a chip, reagents for use with the probe arrays, a scanner and other instruments to process the probe arrays and software to analyze and manage genetic information.

    In March 1999, the Company sold 1,000,000 shares of common stock to a third party in a private placement. On August 2, 1999, Glaxo sold 1,000,000 shares of Affymetrix common stock pursuant to Rule 144, as promulgated under the Securities Act of 1933. In September 1999, each share of Series AA Preferred Stock to Glaxo was converted into approximately 0.77 shares of common stock. Glaxo's beneficial ownership of Affymetrix was approximately 31%.

    In September 1999, Affymetrix signed a definitive agreement to acquire Genetic Microsystems, Inc. ("GMS"), a privately-held instrumentation company specializing in DNA array technology. Under the terms of the merger agreement, Affymetrix will issue up to 1,070,000 shares of common stock for all of the outstanding capital of GMS and will assume all GMS stock options and warrants outstanding on the date the merger closes (applying the exchange ratio in the merger). The transaction is expected to close in late 1999 or early 2000 and is intended to be accounted for as a pooling of interest.

RESULTS OF OPERATIONS

    THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

    Product revenue was $22.8 million and $57.4 million for the three and nine months ended September 30, 1999, respectively, compared to $10.6 million and $24.9 million for the three and nine months ended September 30, 1998. The increase in product sales during the three and nine months ended September 30, 1999 compared to the same periods in 1998, resulted from the growth in sales of GeneChip probe arrays and related products and subscription fees. Research revenue was $2.4 million and $6.6 million for the three and nine months ended September 30, 1999, respectively, compared to $4.3 million and $10.4 million for the three and nine months ended September 30, 1998, respectively.

The decreases were principally due to lower custom array design fees resulting from customer trends to purchase more standard array products and from the timing of milestone payments.

    Cost of product revenue was $9.7 million and $23.7 million for the three and nine months ended September 30, 1999, respectively, compared to $3.5 million and $9.4 million for the three and nine months ended September 30, 1998, respectively. Gross margin on product revenue was approximately 58% and 59% for the three months and nine months ended September 30, 1999, respectively, compared to 67% and 62% for the three and nine months ended September 30, 1998, respectively. The decline in gross margin for the quarter and nine months ended September 30, 1999 compared to the same period in 1998 is primarily a result of costs associated with the build out of the Company's new West Sacramento manufacturing facility, which began shipments in September 1999, and the shipment of a larger proportion of commercial arrays to EasyAccess-TM- customers which have negotiated chip price discounts for volume commitments. Margins have fluctuated, and will continue to fluctuate significantly, as a result of variations in manufacturing yields, changes in the mix of customers and products sold and anticipated expenses associated with expanding manufacturing capacity. The Company has experienced, and continues to experience, significant variations in the manufacturing yield of its GeneChip products which has impacted, is impacting, and will continue to impact the Company's ability to meet its commitments to deliver product to its customers in a timely manner. Prolonged difficulties in providing timely delivery of products adversely affects the Company's relationships with its customers and its business, its financial condition and results of operations.

    Research and development expenses were $9.7 million and $29.5 million for the three and nine months ended September 30, 1999, respectively, compared to $9.7 million and $26.2 million for the three and nine months ended
September 30, 1998, respectively. The increase in research and development expenses in the nine months ended September 30, 1999 compared to the same period in 1998, was attributable primarily to the hiring of additional research and development personnel and associated purchases of research supplies. The Company expects research and development spending to increase over the next several years as product development and core research efforts continue to expand.

    Selling, general and administrative expenses were $12.7 million and $34.0 million for the three and nine months ended September 30, 1999, respectively, compared to $8.3 million and $20.9 million the three and nine months ended September 30, 1998, respectively. The increase in selling, general and administrative expenses resulted primarily from the Company's expansion of commercial activities including an increase in the Company's sales force, as well as increased litigation expenses incurred with respect to the Company's ongoing lawsuits. Selling, general and administrative expenses are expected to continue to increase as the Company expands sales and marketing, prosecutes and defends its intellectual property position and defends against claims made by third parties, and adds management and support staff.

    Net interest income was $1.0 million and $3.4 million for the three and nine months ended September 30, 1999, respectively, compared to $1.6 million and $3.9 million the three and nine months ended September 30, 1998, respectively. The fluctuations in net interest income result principally from variation in the Company's short-term investment balances.

LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 1999, the Company's cash, cash equivalents, and short-term investments were $229.8 million compared to $80.6 million at December 31, 1998. The increase is primarily attributable to the proceeds of $32.5 million from issuance of 1,000,000 shares of common stock to Growth Fund of America, Inc. in March 1999 and the issuance of $150 million of convertible subordinated notes issued in September 1999, offset by cash used to fund the Company's operating loss and capital expenditures, principally for the expansion of manufacturing facilities.

    Net cash used in operating activities was $25.0 million for the nine months ended September 30, 1999, as compared to $16.4 million for the nine months ended September 30, 1998. The increase in net cash used in operating activities resulted primarily from increases in the Company's net loss, working capital requirement and bond issuance costs.

    The Company's investing activities, other than purchases, sales and maturities of available-for-sale securities, consisted of capital expenditures, which totaled $9.6 million for the the nine months ended September 30, 1999, as compared to $9.8 million for the nine months ended September 30, 1998. Capital expenditures during the nine months ended September 30, 1999 primarily included facilities and production equipment for the new manufacturing facility in West Sacramento, California. The Company expects to increase its capital expenditures during the remainder of 1999 to further expand and complete the West Sacramento manufacturing facility.

    Financing activities for the nine months ended September 30, 1999, include net proceeds of $32.5 million from the private placement of 1,000,000 shares of common stock in March 1999 and of $150 million from the private placement of 5% convertible subordinated notes (the "Notes") in September 1999. The Notes are convertible, subject to adjustment in certain circumstances, into Affymetrix common stock at a price equal to $123.00 per share. Accrued interest on the Notes is payable semi-annually. Affymetrix may redeem the Notes at any time on or after October 7, 2002.

    The Company anticipates that its existing capital resources will enable it to maintain currently planned operations and planned capital expenditures through at least 2001. However, this expectation is based on the Company's current operating plan and capital expenditure plan, which could change, and therefore the Company could require additional funding sooner than anticipated. In addition, the Company expects its capital requirements to increase over the next few years as it expands its facilities and acquires scientific equipment to support expanded manufacturing, research and development and sales and marketing efforts.

    IMPACT OF YEAR 2000

    The Company is assessing the potential impact of the Year 2000 computer problem on its products (including GeneChip systems and software), internal information systems, embedded systems (including computers used in its manufacturing process) and on the ability of certain third parties to supply critical materials and services as well as the readiness of certain customers. The Company has completed the assessment of its products, identified certain software code that needs to be revised and is in the process of updating this code for existing and future products. The Company believes that with this update, its products will be Year 2000 ready. The Company has completed an assessment of its computer systems, embedded systems, certain third party suppliers and major customers, and expects to take necessary remediative action by the end of 1999. Expenditures to date have not been material and have consisted solely of the limited use of outside consultants and the time of certain company personnel. Based on the progress made to September 30, 1999, the Company does not currently expect the future costs of completing the assessment, modifying its products, making system modifications, purchasing replacement computer systems and assessing the Year 2000 readiness of material third party suppliers and major customers to be material. In addition, the Company has made contingency plans (for example the stockpile of critical raw materials in late
1999), to protect itself from the failure of certain key systems. Furthermore, the Company's sales in the last quarter of 1999 may be adversely affected if customers defer purchases due to Year 2000 concerns. While the Company does not anticipate a material business interruption to result from the Year 2000 problem, the Company gives no assurances that its products or systems will be Year 2000 ready and the Company cannot guarantee the Year 2000 readiness of key third party suppliers and service providers, collaborators and major customers. If any of the Company's products or information systems, embedded systems, key third party suppliers and services providers and major customers are not Year 2000 ready, the Company may experience a business interruption and be subject to certain litigation which would have a material adverse impact on the Company's business, results of operations and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    There have been no material changes in the Company's reported risk since December 31, 1998.

    RISK FACTORS

AFFYMETRIX IS IN THE EARLY STAGES OF DEVELOPMENT AND COMMERCIALIZATION OF
  AFFYMETRIX TECHNOLOGY.

    For the most part, Affymetrix' technologies are still in the early stages of development and Affymetrix has just begun to incorporate its technologies into commercialized products. Affymetrix' GeneChip-Registered Trademark- system has thus far been sold solely for research use, and the majority of these sales have been for Affymetrix' expression-monitoring application. In order to further develop and commercialize the expression-monitoring, genotyping and disease management applications of Affymetrix' GeneChip system and other potential products, Affymetrix will need to make significant additional investments, including funding manufacturing scale-up, efforts in bioinformatics, new product, software and instrument design, and quality testing to ensure Affymetrix' products perform correctly and are cost-effective. In addition, while Affymetrix' initial research product sales have either not required regulatory approval or have been regulated only as analyte-specific reagents, Affymetrix expects that Affymetrix and its collaborators will need to obtain additional regulatory approvals in the future. Obtaining such approvals could be costly and time-consuming and Affymetrix cannot be sure it will be able to obtain all necessary approvals. Even if Affymetrix develops its products for commercial use and obtains all necessary regulatory approval, it may not be able to develop products that:

    - are accepted by the research, diagnostic or other marketplaces;

    - are accurate and effective;

    - meet applicable regulatory standards in a timely manner;

    - are protected from competition by others;

    - do not infringe the intellectual proprietary rights of others;

    - can be manufactured in sufficient quantities or at a reasonable cost; or

    - can be marketed successfully.

    Any failure to develop these products could have a material adverse effect on Affymetrix' business, financial condition and results of operations.

AFFYMETRIX HAS A HISTORY OF OPERATING LOSSES, AND EXPECTS TO INCUR FUTURE LOSSES AND CANNOT BE CERTAIN THAT IT WILL BECOME A PROFITABLE COMPANY.

    Affymetrix has experienced significant operating losses each year since its inception and expects these losses to continue. For example, Affymetrix experienced net losses of approximately $12.2 million in 1996, $22.5 million in 1997, $23.1 million in 1998 and approximately $16.7 million for the nine months ended September 30, 1999. Affymetrix had an accumulated deficit of approximately $92.7 million as of December 31, 1998, and approximately $112.8 million as of September 30, 1999. Affymetrix' losses have resulted principally from costs incurred in research and development and from sales and marketing and other general and administrative costs associated with its operations. These costs have exceeded Affymetrix' revenues and interest income, which, to date, have been generated principally from product sales and technology access fees, collaborative research and development agreements, government research grants and from cash and investment balances. Affymetrix expects to incur substantial additional operating losses as a result of increases in expenses for manufacturing, marketing and sales capabilities, research and product development and general and administrative costs. Affymetrix may never achieve profitability. Among other things, Affymetrix' ability to manage the transition to a commercially successful company will depend upon its ability to:

    - develop products that are accepted by the marketplace;

    - create a product mix that is appealing to pharmaceutical and biotechnology companies, academic research centers and clinical reference laboratories;

    - enter into supply agreements with customers desiring to use Affymetrix' products;

    - establish and scale up its commercial manufacturing capability for probe arrays and consistently achieve acceptable yields from those facilities;

    - cost-effectively manufacture components of the GeneChip system;

    - avoid infringing on the intellectual property rights of others;

    - enforce Affymetrix' intellectual property rights against others;

    - establish sales and distribution capabilities cost-effectively;

    - develop its marketing capabilities cost-effectively;

    - obtain necessary regulatory approvals; and

    - hire and retain qualified key personnel.

    In addition, any delays in receipt of any necessary regulatory approvals, delays in shipment of products from suppliers or any adverse developments with respect to Affymetrix' ability to enforce its intellectual property relative to its competitors could seriously harm the successful commercialization of Affymetrix' technologies and could have a material adverse effect on Affymetrix' business, financial condition and results of operations.

AFFYMETRIX' QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY, AND THESE FLUCTUATIONS MAY CAUSE AFFYMETRIX' STOCK PRICE TO FALL.

    Affymetrix' quarterly operating results depend upon:

    - the volume and timing of orders for GeneChip products;

    - the timing of probe array, instrument and software shipments and installations;

    - Affymetrix' manufacturing capabilities;

    - variations in product yields and gross margins;

    - variations in revenue recognized under Affymetrix' supply and collaborative agreements, including license fees, product sales, design fees, milestones, royalties and other contract revenues;

    - Affymetrix' mix of products sold;

    - the timing of new product introductions by Affymetrix; and

    - variations in expenses incurred in connection with the operations of Affymetrix' business, including legal fees, manufacturing facility start-up costs and capital expenditures.

    Affymetrix' quarterly operating results may also fluctuate significantly depending on factors out of our control, including:

    - the introduction of new products by Affymetrix' competitors;

    - the cost and availability of licenses to third party intellectual property associated with Affymetrix' products;

    - market acceptance of the GeneChip system and other potential products;

    - the cost, quality and availability of reagents and components required to manufacture or use Affymetrix' products;

    - the price and terms under which Affymetrix is able to license its intellectual property to others;

    - changes in commercial and government funding of research using Affymetrix' products;

    - regulatory actions; and

    - third-party reimbursement policies.

    Because Affymetrix' revenues and operating results are volatile and difficult to predict, Affymetrix believes that period-to-period comparisons of Affymetrix' results of operations are not a good indication of Affymetrix' future performance. It is likely that in some future quarter or quarters, Affymetrix' operating results will be below the expectations of public market analysts or investors. In such event, the market price of Affymetrix common stock may fall significantly.

AFFYMETRIX CURRENTLY HAS LIMITED MANUFACTURING CAPACITY AND CONTINUES TO EXPERIENCE SIGNIFICANT VARIABILITY IN MANUFACTURING YIELDS.

    Affymetrix is currently manufacturing limited quantities of probe arrays for internal and collaborative purposes and for sale to the research market. Affymetrix currently has two manufacturing facilities, one located in Sunnyvale, California and the other in West Sacramento, California. The actual number of probe arrays Affymetrix is able to sell or use depends on the utilization of the capacity at these facilities, the yield of probe arrays that pass quality control testing and the number of probe arrays manufactured on each wafer. Furthermore, portions of Affymetrix' production capacity are limited to certain types of probe arrays. Affymetrix has experienced, is experiencing and continues to expect to experience significant variability in the manufacturing yield of its GeneChip products which has adversely impacted, is adversely impacting, and is expected to continue to adversely impact, its gross margins and business and the Company's ability to meet its commitments to deliver product to its customers in a timely manner. Prolonged difficulties in providing timely delivery of products adversely affects the Company's relationships with its customers and its business, its financial condition and results of operations.

CIRCUMSTANCES BEYOND AFFYMETRIX' CONTROL MAY RESULT IN MANUFACTURING INTERRUPTIONS WHICH COULD CAUSE ITS BUSINESS TO SUFFER.

    Affymetrix' manufacturing equipment requires significant capital investment. Affymetrix presently relies on two manufacturing facilities for our probe arrays. These manufacturing facilities are subject to circumstances beyond our control such as fires, earthquakes, floods, power failures, unauthorized intrusions into its facilities and similar events. Earthquakes are of particular significance since the Sunnyvale, California manufacturing facility is located in an earthquake-prone area. Although Affymetrix has built a second manufacturing facility in West Sacramento, California, which Affymetrix expects will mitigate earthquake risks when it becomes fully operational and capacity is increased at that facility, in the event that Affymetrix' existing manufacturing facilities are affected by circumstances beyond its control, Affymetrix could be unable to manufacture products for sale or its capacity could be significantly decreased until the facilities are replaced or restored to operation. If manufacturing operations were curtailed or ceased, such curtailment or cessation would have a material adverse effect on Affymetrix' business, financial condition and results of operations.

AFFYMETRIX HAS A LIMITED HISTORY IN MANUFACTURING ITS PRODUCTS, AND IT MAY ENCOUNTER PROBLEMS AS IT INCREASES ITS MANUFACTURING EFFORTS.

    There are certain aspects of Affymetrix' manufacturing processes that are not fully understood and that may not be readily scalable to allow for production of probe arrays in larger volumes. As a result, manufacturing and quality control problems have arisen and are expected to continue to arise as Affymetrix attempts to scale-up its manufacturing facilities. Affymetrix may not be able to scale-up these facilities in a timely and cost-effective manner or at commercially reasonable cost. If Affymetrix is unable to consistently manufacture probe arrays on a timely basis because of these or other factors, its business, financial condition and results of operations could be materially and adversely affected.

AFFYMETRIX' QUALITY CONTROL PROCEDURES MAY NOT BE SUFFICIENT TO ENSURE PROPER PERFORMANCE OF ITS PRODUCTS.

    The GeneChip system is a complex set of products, which are produced in an innovative and complicated manufacturing process. As part of this manufacturing process, Affymetrix tests only selected probe arrays from each wafer and only selected probes on these probe arrays against a number of performance criteria. Affymetrix therefore relies on limited internal quality control procedures to verify the correct completion of the manufacturing process. In addition, Affymetrix and its customers rely on the accuracy of genetic sequence information contained in databases upon which its products are based. It is therefore possible that probe arrays that do not meet all of Affymetrix' performance specifications may not be identified before they are shipped. Further, after the probe arrays are shipped, a customer may test only selected probes. Due to the complexity and limited operating history of these products, Affymetrix has experienced technical problems and anticipates that additional technical problems will occur and be discovered as more GeneChip systems are placed into operation. If Affymetrix is unable to deliver products consistently to its customers that meet their performance expectations, demand for Affymetrix' products will decline and its business, financial condition and results of operations will be materially and adversely affected.

AFFYMETRIX MAY HAVE TO RELY ON LICENSES FROM THIRD PARTIES FOR CERTAIN
TECHNOLOGY.

    Affymetrix' commercial success also depends in part on it neither infringing patents or proprietary rights of third parties nor breaching any licenses that may relate to its technologies and products. For example, Affymetrix or its collaborators and customers may need to acquire licenses for amplification technologies to use the GeneChip system in certain applications. Such licenses may not be available on commercially reasonable terms. Furthermore, Affymetrix is aware of third-party patents that may relate to its technology and Affymetrix has received and may in the future receive notices claiming that it infringes third party rights as well as invitations to take licenses under third party patents. Affymetrix cannot guarantee that it will not be determined to infringe on patents or proprietary rights of third parties or that Affymetrix, its collaborative partners or its customers would be able to obtain a license to such patents or proprietary rights on commercially acceptable terms, if at all.

    Affymetrix has various option, supply and license agreements with third parties that give it rights to use certain technologies. If Affymetrix fails to maintain rights to these types of technology this failure could have a material adverse effect on its business, financial condition and results of operations. For example, Affymetrix' inability to exercise an option for University of California technology relating to miniaturized polymerase chain reaction devices or other option agreements under reasonable terms, or at all, could seriously harm its ability to sell integrated device products.

AFFYMETRIX' BUSINESS MAY BE HARMED BY SIGNIFICANT OUTSTANDING LITIGATION ASSERTING THAT OUR PRODUCTS INFRINGE THIRD PARTY INTELLECTUAL PROPERTY RIGHTS.

    Affymetrix is a party to significant litigation, which has and will continue to consume substantial financial and managerial resources and which could adversely affect our business, financial condition and results of operations. Further, because of the substantial amount of discovery required in connection with any such litigation, there is a risk that confidential information could be compromised by disclosure.

    On March 3, 1997, Hyseq filed a lawsuit in United States District Court for the Northern District of California (San Jose Division) alleging that Affymetrix' products infringe United States Patents 5,202,231 and 5,525,464. In addition, in December 1997, Hyseq filed a second action claiming that Affymetrix' products infringe a related patent, United States Patent 5,695,940. On August 18, 1998, Affymetrix filed a lawsuit in United States District Court for the Northern District of California (San Francisco Division) against Hyseq alleging infringement of U.S. Patent Nos. 5,795,716, or '716, and 5,744,305, or '305. On September 1, 1998, Affymetrix added its U.S. Patent No. 5,800,992, or '992, to the complaint of infringement against Hyseq. On October 26, 1999, Hyseq filed a third action in United States District Court for the Northern District of California (San Francisco Division) claiming that Affymetrix' products infringe a related patent, United States Patent 5,972,619, or '619. The action also requested a declaration that the '716 Patent is invalid based on the '619 Patent.

    On June 4, 1999, Oxford Gene Technology filed suit against Affymetrix in the United States District Court for the District of Delaware and in the United Kingdom alleging infringement of United States Patent 5,700,637 and European Patent 0-373-203, respectively. On June 5, 1999, an asset transfer agreement with Beckman Coulter became effective, giving Affymetrix access to various assets, including licenses to United States Patent 5,700,637 and European Patent 0-373-203. On June 17, 1999, Affymetrix filed a complaint in the United States District Court for the Northern District of California asking for, among other things, a declaration that Affymetrix has a valid license to use the patents and that, in light of this license, Affymetrix is not infringing on these patents. This case has been consolidated with the Delaware action. Affymetrix has counterclaimed for revocation of this patent and Oxford Gene Technology Limited has applied to amend the patent. The patent infringement issues have been stayed pending resolution of whether Affymetrix and Affymetrix UK Limited have a license under the patent via Beckman Coulter.

    The Hyseq and the Oxford Gene Technology actions seek damages based on the sale of Affymetrix' products and processes and seek to enjoin commercial activities relating to those products and processes. In addition to subjecting Affymetrix to potential liability for damages, these actions, and any other similar legal actions against Affymetrix or its customers or collaborative partners, could require Affymetrix or its collaborative partners to obtain a license in order to continue to manufacture, market or use the affected products and processes. While Affymetrix believes that the Hyseq and Oxford Gene Technology complaints are without merit, Affymetrix may not prevail in these actions and Affymetrix or its collaborative partners may not prevail in any other related action. Moreover, in the event Affymetrix does not prevail in the Hyseq and Oxford Gene Technology actions and Affymetrix, its partners or its customers are required to obtain a license to continue to manufacture, market or use the affected products and processes, Affymetrix, its partners or its customers may not be able to obtain such a license on commercially acceptable terms, if at all. Furthermore, Affymetrix has expended and is likely to continue to expend substantial financial and managerial resources in defending against the claims filed by Hyseq and Oxford Gene Technology.

AFFYMETRIX' INTELLECTUAL PROPERTY IS THE SUBJECT OF SIGNIFICANT LITIGATION.

    On January 6, 1998, Affymetrix filed a patent infringement action in the United States District Court for the District of Delaware (No. 98-6) alleging that certain products of Incyte Pharmaceuticals,

Inc.'s and Synteni, Inc.'s infringe United States Patent 5,445,934, or '934. On September 1, 1998, Affymetrix filed a complaint against Incyte and Synteni in Federal District Court in Delaware alleging infringement of the '305 Patent and the '992 Patent. These actions were transferred to the United States District Court for the Northern District of California on November 18, 1998, as case numbers C98-4507 and C98-4508, respectively. The actions seek to enjoin commercial activities of Incyte and Synteni relating to Affymetrix' patents and, in regard to the '992 Patent, sought a preliminary injunction. Incyte and Synteni moved for summary judgment that certain claims of the '992 Patent were invalid. On May 4, 1999, the Court denied Affymetrix' motion for preliminary injunction and denied Incyte/Synteni's motion for summary judgment.

    On August 18, 1998, Affymetrix filed a lawsuit in United States District Court for the Northern District of California (San Francisco Division) against Hyseq alleging infringement of U.S. Patent Nos. 5,795,716, or '716, and 5,744,305, or '305. On September 1, 1998, Affymetrix added its U.S. Patent
No. 5,800,992, or '992, to the complaint of infringement against Hyseq.

    In the United Kingdom High Court of Justice, Chancery Division, Patents Court, Oxford Gene Therapy Limited has applied in the United Kingdom to revoke Affymetrix's EP (UK) 0-619-321 Patent (related to certain DNA arrays). This revocation action also includes an application to revoke Affymetrix's related United Kingdom Patent GB 2248840.

    Affymetrix may not prevail in asserting its patent rights against Hyseq, Incyte, Synteni or others and may not succeed in having its patents found valid in the United Kingdom revocation action or elsewhere. Affymetrix has expended and is likely to continue to expend substantial financial and managerial resources in asserting and defending its patent rights against Hyseq, Incyte, Synteni and others. Affymetrix' failure to successfully enforce its patent rights or the loss of these patent rights or others would remove a legal obstacle to competitors in designing probe array systems with similar competitive advantages to Affymetrix' GeneChip technology. The removal of such barriers could have a material adverse effect on Affymetrix' business, financial condition and results of operations.

AFFYMETRIX' LITIGATION AGAINST OTHERS GENERATES SIGNIFICANT COUNTERCLAIMS.

    On April 17, 1998, Incyte filed a response and counterclaim to case number C98-4507, asserting that the '934 Patent is invalid and not infringed. On
April 17, 1998, Incyte also filed a counterclaim alleging that a patent license agreement Affymetrix entered into in December 1997 with Molecular Dynamics interfered with an agreement between Incyte and Molecular Dynamics. In the counterclaim, Incyte alleges that the terms of Affymetrix' patent license to Molecular Dynamics prevented Molecular Dynamics from meeting its obligations to Incyte. Incyte seeks damages from Affymetrix. On September 21, 1998, Incyte and Synteni filed an answer asserting various defenses to the lawsuits in relation to the '992 Patent and the '305 Patent, and asserted several counterclaims, including:

    - a request for declaration of non-infringement and invalidity;

    - an assertion of unfair competition;

    - a request for a declaration that Synteni and Dari Shalon (a one-time employee of Synteni) have not misappropriated any of Affymetrix' trade secrets;

    - a claim of tortious interference with Incyte's and Synteni's economic advantage; and

    - a claim of slander of title of a patent and a claim of trade libel.

    Affymetrix believes that the counterclaims are without merit. However, Affymetrix has expended and is likely to continue to expend significant financial and managerial resources defending against these and any other counterclaims filed by Incyte and Synteni and others. Affymetrix' failure to successfully enforce its patent rights or defend against counterclaims of Incyte, Synteni, or others could result in a material adverse effect on Affymetrix' business, financial condition and results of operations.

AFFYMETRIX' INTELLECTUAL PROPERTY IS THE SUBJECT OF SIGNIFICANT ADMINISTRATIVE ACTIONS.

    The United States Patent and Trademark Office, or USPTO, notified Affymetrix that Stanford University presented claims that relate to substantially the same subject matter as certain claims from the '992 Patent and all of the claims of the '305 Patent. The Stanford application is alleged to be exclusively licensed to Incyte. The USPTO notified Affymetrix on April 2, 1999 that it had declared an interference proceeding relating to these patents and claims of patents. The USPTO conducted proceedings to determine the priority of these claims and determined that Incyte/Synteni did not meet the burden of proof required to establish a case that the claims should be further evaluated in a full interference proceeding. Incyte/Synteni has appealed this decision in the United States District Court for the Northern District of California (case number C99-2111). Affymetrix has expended, and expects in the future to continue to expend, substantial financial and managerial resources as a result of these proceedings. Moreover, Affymetrix may not prevail in such proceedings or in similar proceedings relating to those or other patents.

    In Europe, Oxford Gene Technology Limited, Incyte Pharmaceuticals, Inc., Multilyte Ltd. and ProtoGene Laboratories, Inc. have filed oppositions against Affymetrix's EP 0-619-321 patent in the European Patent Office. This procedure will result in the patent being either upheld in its entirety, allowed to grant in amended form in designated European countries, or revoked.

    Affymetrix may not prevail in the appeal of the Incyte/Synteni interference or the opposition proceedings in Europe or elsewhere. A failure to prevail could result in Affymetrix' inability to commercialize its products and also would enable others to copy aspects of Affymetrix' products. Affymetrix expects in the future to expend substantial financial and managerial resources as a result of these proceedings.

THE MARKETS IN WHICH AFFYMETRIX COMPETES ARE RAPIDLY CHANGING, AND AFFYMETRIX MUST DEVELOP AND INTRODUCE NEW PRODUCTS AND TECHNOLOGIES TO REMAIN COMPETITIVE.

    Expression monitoring, polymorphism analysis and disease management technologies have undergone and are expected to continue to undergo rapid and significant change. Affymetrix' future success will depend in large part on its ability to maintain a competitive position with respect to these and future technologies. Rapid technological development by Affymetrix or others may result in Affymetrix' products or technologies becoming obsolete. In addition, products offered by Affymetrix could be made obsolete by less expensive or more effective tests based on other technologies or by new therapeutic or prophylactic agents that obviate the need for the information Affymetrix' products generate. Moreover, Affymetrix' efforts to develop research and disease management products based on its technologies will be subject to the risks of failure inherent in the development of products based on new technologies. These risks include:

    - the potential discovery that these technologies will be found to be ineffective, unreliable or unsafe;

    - difficulties in manufacturing Affymetrix' products cost effectively;

    - difficulties in marketing Affymetrix' products on a large scale;

    - the existence of third party proprietary rights precluding Affymetrix or its collaborative partners from manufacturing, using or selling products;

    - the development of superior products by third parties; or

    - the failure to receive necessary regulatory clearances.

    If Affymetrix is unable to develop the enhancements to its technology necessary to compete successfully with newly emerging technologies, or if Affymetrix is unable to develop products based on these technologies, its business, financial condition and results of operations will be materially and adversely affected.

AFFYMETRIX' BUSINESS SUBSTANTIALLY DEPENDS UPON THE SUCCESS OF ITS PRODUCTS AS AN ALTERNATIVE TO CURRENT TECHNOLOGIES.

    The commercial success of Affymetrix' GeneChip system will depend upon market acceptance by pharmaceutical and biotechnology companies, academic research centers and clinical reference laboratories. Market acceptance will depend on many factors, including:

    - convincing researchers that the GeneChip system is an attractive alternative to other technologies for the acquisition, analysis and management of genetic information;

    - Affymetrix' ability to manufacture products with acceptable variations in quality or performance;

    - Affymetrix' ability to provide its customers with software that enables the integration and analysis of large volumes of genetic and other experimental data;

    - the cost of Affymetrix' GeneChip system and access to probe arrays, which may deter certain potential customers of its products;

    - any failure by Affymetrix in placing and servicing sufficient quantities of the GeneChip system;

    - limitations in funding for commercial and academic research organizations that are the potential customers for the GeneChip system;

    - the receipt of regulatory clearances in the United States, Europe, Japan and elsewhere;

    - the availability of genetic content including proprietary markers that may be important for incorporation into Affymetrix' probe arrays;

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

    Because of these and other factors, Affymetrix' products may not gain market acceptance.

THE MARKETS IN WHICH AFFYMETRIX OPERATES ARE HIGHLY COMPETITIVE, AND IT MAY BE UNABLE TO COMPETE SUCCESSFULLY AGAINST NEW ENTRANTS AND ESTABLISHED COMPANIES WITH GREATER RESOURCES.

    Affymetrix competes in markets that are new, intensely competitive, highly fragmented and rapidly changing. Affymetrix has experienced and expects to continue to experience increased competition from current and potential competitors, many of which have significantly greater financial, technical, marketing and other resources.

    Currently, Affymetrix' principal competition comes from existing technologies and other DNA array technologies that are used to perform many of the same functions for which Affymetrix markets its GeneChip systems. In order to compete against existing and newly developed technologies and maintain pricing and gross margins, Affymetrix will need to be successful in asserting Affymetrix patents in the DNA array field and in demonstrating to potential customers that the GeneChip system provides improved performance and capabilities.

    In the expression monitoring and polymorphism analysis fields, existing competitive technologies include gel-based sequencing performed using instruments provided by companies such as the Applied Biosystems division of Perkin-Elmer and Amersham Pharmacia Biotech. A large number of publicly traded and privately held companies including CuraGen, Gene Logic, General
Scanning, Inc., Corning, Genome Solutions, Hewlett Packard, Hitachi, Incyte/Synteni, Lynx and Motorola also are developing or have developed DNA probe based assays or other products and services, some of which may be competitive with Affymetrix'.

    Affymetrix' competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than Affymetrix can. In addition, current and potential competitors may have greater name recognition, more extensive customer bases and access to proprietary content.

THE LOSS OF A KEY CUSTOMER COULD ADVERSELY AFFECT AFFYMETRIX' REVENUES AND BE PERCEIVED AS A LOSS OF MOMENTUM IN ITS BUSINESS.

    Affymetrix' customers are concentrated in a small number of pharmaceutical and biotechnology companies, academic research centers and clinical reference laboratories. For example, in 1998, two of Affymetrix' customers accounted for 20% and 16% of total revenues, respectively. Affymetrix expects that a small number of customers will continue to account for a substantial portion of revenues for the foreseeable future. As a result, if Affymetrix loses a major customer, its business, financial condition and results of operations may be adversely affected.

    Consolidation in the pharmaceutical and biotechnology industries is likely to continue to occur. Planned or future consolidation among Affymetrix' current and potential customers could decrease or slow aggregate sales of its technology and shrink the research market of our products target. Such consolidation could have a material adverse effect on Affymetrix' business, financial condition and results of operations.

    In addition, Affymetrix believes that the sales cycle for the GeneChip system will be lengthy due to the need to educate potential customers about its characteristics. Affymetrix' failure to gain additional customers, failure to renew customers, the loss of any customer or a significant reduction in the level of sales to any customer could have a material adverse effect on its business, financial condition and results of operations.

    Furthermore, there are two major reference laboratories in the United States, one of which is associated with a large pharmaceutical company. A decision by these reference laboratories not to purchase Affymetrix' GeneChip technology could adversely affect its business, results of operations and financial condition. In addition, Affymetrix' dependence on sales to a few customers may strengthen the negotiating position of its potential customers, which, in turn, could reduce the sales price of the GeneChip system and have a material adverse effect on Affymetrix' business, financial condition and results of operations.

AFFYMETRIX' EFFORTS TO INCREASE ITS PRESENCE IN MARKETS OUTSIDE OF THE UNITED STATES MAY BE UNSUCCESSFUL AND COULD RESULT IN LOSSES.

    Affymetrix intends to expand its international presence in order to increase its export sales. Export sales to international customers entail a number of risks, each of which could have a material adverse effect on Affymetrix' business, financial condition and results of operations. These risks include:

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

    - the burdens of complying with a variety of foreign laws; and

    - other factors beyond Affymetrix' control.

    Affymetrix is also subject to general geopolitical risks in connection with international operations, such as political, social and economic instability, potential hostilities and changes in diplomatic and trade relationships. Although Affymetrix has not to date experienced any negative impact on its operations as a result of such regulatory, geopolitical and other factors, such factors could have a material adverse effect on its business, financial condition and results of operations in the future or require it to modify its current business practices.

AFFYMETRIX' EXISTING PRODUCTS MAY NOT BE COMMERCIALLY VIABLE.

    Because Affymetrix' products and systems have been in operation for a limited period of time, their accuracy and effectiveness have not been fully established. Accordingly, any of the following events may occur, each of which would have a material adverse effect on Affymetrix's business, financial condition and results of operations:

    - the accuracy of the probe arrays in providing genetic information may not be equal to or better than current technologies, such as gel-based sequencing techniques;

    - the probe arrays may not provide commercially useful information;

    - the probe arrays or the GeneChip system may experience operational difficulties;

    - Affymetrix may experience manufacturing problems or marketing difficulties selling the probe arrays to pharmaceutical and biotechnology companies, academic research centers and clinical reference laboratories;

    - cost containment pressures for biomedical research and patient management may limit the price Affymetrix may be able to charge potential customers for its probe arrays;

    - newly identified genetic information or incorrect genetic information deposited in the sequence databases upon which Affymetrix and its customers rely may require Affymetrix to redesign its current probe arrays or develop new probe arrays;

    - technicians may not have adequate training to use the GeneChip system or interpret the results generated from the system; or

    - the probe arrays and associated reagents may not gain regulatory approval for clinical use.

IF AFFYMETRIX IS UNABLE TO MAINTAIN ITS RELATIONSHIPS WITH COLLABORATIVE PARTNERS, AFFYMETRIX MAY HAVE DIFFICULTY SELLING ITS PRODUCTS AND SERVICES.

    Affymetrix believes that its success in penetrating its target markets depends in part on Affymetrix' ability to develop and maintain collaborative relationships with key pharmaceutical, diagnostic, biotechnology, bioinformatics, analytical instrument and reagent companies as well as with academic researchers, all in an effort to help develop, test, manufacture, sell and service our GeneChip technology. Affymetrix has significant relationships with Hewlett Packard, bioMerieux, Amersham Pharmacia Biotech KK and Roche Molecular Systems and Affymetrix has entered into a consortium with the Whitehead Institute, Millennium Pharmaceuticals and Bristol-Myers Squibb. Affymetrix has received a material portion of its revenue since inception from these and other collaborative partners. Affymetrix also intends to enter into collaborative arrangements with other companies to expand Affymetrix' operations, apply its technology, and commercialize potential future products. Affymetrix' present or future collaborative partners may not be able to perform their obligations as expected or devote sufficient resources to the development, clinical testing, supply or marketing of Affymetrix' potential products developed under these collaborations. Moreover, any of the following developments could have a material adverse effect on Affymetrix' business, financial condition and results of operations:

    - one of Affymetrix' partners develops technologies or components competitive with Affymetrix' GeneChip system;

    - Affymetrix' existing collaborations preclude it from entering into additional arrangements;

    - failure of Affymetrix' partners to obtain timely regulatory approvals;

    - premature termination of an agreement;

    - one of Affymetrix' partners' failure to devote sufficient resources to the development and commercialization of its products; or

    - inability of one of Affymetrix' partners to supply products to it.

    In addition, Affymetrix' agreements with its collaborators may have provisions that allow for termination or give rise to disputes regarding the rights and obligations of the parties. These and other possible disagreements could lead to termination of the agreement or delays in collaborative research, development, supply or commercialization of certain products, or could require or result in litigation or arbitration. Any such delay, litigation or arbitration could have a material adverse effect on Affymetrix' business, financial condition and results of operations. Any of Affymetrix' collaborations may prove to be unsuccessful. Likewise, Affymetrix may not be able to negotiate future collaborative arrangements on acceptable terms, if at all.

AFFYMETRIX' FAILURE TO PROTECT ITS INTELLECTUAL PROPERTY RIGHTS COULD ADVERSELY AFFECT ITS ABILITY TO COMPETE.

    Affymetrix' competitive position in the future will depend in large part on its ability to do the following:

    - strengthen and defend its patent position;

    - preserve its copyrights and trade secrets;

    - operate without infringing the proprietary rights of third parties; and

    - acquire licenses related to enabling technology or products used with its GeneChip technology.

    Affymetrix' failure to successfully do any of these things will have a material adverse effect on its business, financial condition and results of operations.

    Moreover, the patent positions of pharmaceutical and biotechnology companies are generally uncertain and involve complex legal and factual questions. Affymetrix believes that there will continue to be significant litigation in the industry regarding patent and other intellectual property rights. As a result, Affymetrix cannot guarantee:

    - that any of Affymetrix' pending patent applications will result in issued patents;

    - that Affymetrix will develop additional technologies that are patentable;

    - that any patents issued to Affymetrix or its strategic partners will provide a basis for commercially viable products;

    - that any patents issued to Affymetrix or its strategic partners will provide it with any competitive advantages;

    - that any patents issued to Affymetrix or its strategic partners will not be challenged by third parties; or

    - that the patents of others will not have a negative impact on Affymetrix' ability to do business.

    In addition, patent law relating to the scope of claims in the technology fields in which Affymetrix operates is still evolving and the extent of future protection for Affymetrix' proprietary rights is uncertain.

    Others may independently develop similar or alternative technologies, duplicate any of Affymetrix' technologies, or design around or invalidate Affymetrix' patented technologies. In addition, Affymetrix has and expects to continue to incur substantial costs in litigation to defend against the patent suits brought by third parties and when Affymetrix initiates such suits. In addition, administrative proceedings, such as interferences, in the United States Patent and Trademark Office could substantially impact the scope of Affymetrix' patent protection as well as result in the expenditure of substantial funds in legal fees.

AFFYMETRIX DEPENDS ON A LIMITED NUMBER OF SUPPLIERS, AND AFFYMETRIX MAY NOT BE ABLE TO SHIP PRODUCTS ON TIME IF IT IS UNABLE TO OBTAIN AN ADEQUATE SUPPLY OF MANUFACTURING EQUIPMENT, RAW MATERIALS AND PRODUCT COMPONENTS ON A TIMELY BASIS.

    Affymetrix relies on Hewlett-Packard to manufacture, install and service its scanners and on Enzo to manufacture certain reagents used with probe arrays. Affymetrix' scanner, introduced in April 1997, is obtained from Hewlett-Packard under a supply agreement that expires in 2003. Affymetrix is dependent on Hewlett-Packard for quality testing, installation and service of this instrument. Certain labeling kits needed to process samples on GeneChip probe arrays are supplied to Affymetrix by Enzo under a supply agreement that expires in 2001. Affymetrix is obligated to purchase certain labeling kits from Enzo or compensate Enzo for any lost sales of these reagents.

    Certain key parts of the GeneChip system, such as the scanner, certain reagents kits and lithographic masks as well as certain equipment and raw materials used in the synthesis of probe arrays, are currently available only from a single source or a limited number of sources. In addition, components of Affymetrix' manufacturing equipment are available from one of only a few suppliers. No assurance can be given that manufacturing equipment, scanners, reagents, lithographic masks or other components of the GeneChip system will be available in a timely fashion and in commercial quantities under acceptable terms. Even if alternative sources of supply are available, it could be time consuming and expensive for Affymetrix to qualify new vendors. In addition, Affymetrix is dependent on its vendors to provide components of appropriate quality and reliability and to meet applicable regulatory requirements. Consequently, in the event that supplies from these vendors were delayed or interrupted for any reason, Affymetrix could be delayed in its ability to develop and deliver products to its customers. Any such delay could have a material adverse effect on Affymetrix' business, financial condition and results of operations.

AFFYMETRIX MAY NEED TO RAISE ADDITIONAL CAPITAL THAT MAY NOT BE AVAILABLE.

    Affymetrix anticipates that its existing capital resources will enable it to maintain currently planned operations. However, this expectation is based on Affymetrix' current operating plan, which is expected to change as a result of many factors, and it may need additional funding sooner than anticipated. In addition, Affymetrix may choose to raise additional capital due to market conditions or strategic considerations even if it believes it has sufficient funds for its current or future operating plans. To the extent that additional capital is raised through the sale of other securities convertible into equity, the issuance of such securities could result in dilution to Affymetrix' stockholders.

    Affymetrix has no credit facility or other committed sources of capital. To the extent operating and capital resources are insufficient to meet future requirements, Affymetrix will have to raise additional funds to continue the development and commercialization of its technologies. Moreover, such funds may not be available on favorable terms, or at all. If adequate funds are not available on reasonable terms, Affymetrix may be required to curtail operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms. Affymetrix' inability to raise capital could have a material adverse effect on its business, financial condition and results of operations.

AFFYMETRIX MAY NOT BE ABLE TO DEVELOP OR ACCESS NEW TECHNOLOGIES NECESSARY TO STAY COMPETITIVE.

    As Affymetrix' technologies evolve, new manufacturing techniques and systems will be required. For example, it is anticipated that additional automated processing systems will be needed to meet Affymetrix' future probe array demand. Further, as products requiring increased density are developed, miniaturization of the features on the arrays will be necessary. This will require new or modified manufacturing equipment and processes. Affymetrix cannot be sure that it will be able to develop or access new manufacturing technologies. The failure to develop or access new technologies would have a material adverse effect on Affymetrix' business, financial condition and results of operations.

AFFYMETRIX HAS LIMITED SALES, MARKETING AND TECHNICAL SUPPORT EXPERIENCE, WHICH MAY HURT ITS EFFORTS AT SELLING ITS PRODUCTS.

    Affymetrix currently has a limited direct sales, marketing and technical support organization and it has entered into a non-exclusive distribution agreement with Amersham Pharmacia Biotech KK covering Japan and a service agreement with Hewlett-Packard for its GeneArray scanner. Affymetrix' existing organization and relationships may not be sufficient and Affymetrix may be required to expand its organization and enter into additional collaboration or distribution arrangements to commercialize its products both inside and outside the United States. Affymetrix cannot assure you that:

    - Affymetrix will be able to establish a sufficiently sized sales, marketing or technical support organization;

    - Amersham Pharmacia Biotech KK will be successful in distributing Affymetrix' products;

    - Amersham Pharmacia Biotech KK will not sell competitive products in Japan;

    - Hewlett-Packard will be successful in servicing Affymetrix' instruments and not become its competitor; or

    - Affymetrix will be able to establish additional collaborative or distribution arrangements to sell, market and service its products.

    The failure to develop Affymetrix' sales, market and technical support capabilities, or the development of competing products by its collaborators, would have a material adverse effect on its business, financial condition and results of operations.

CHANGES IN GOVERNMENT FUNDING OF RESEARCH INSTITUTIONS COULD ADVERSELY AFFECT AFFYMETRIX' BUSINESS.

    A significant portion of Affymetrix' products for research use is sold to universities, government research laboratories, private foundations and other institutions whose funding is dependent upon grants from government agencies, such as the National Institute of Health. Research funding by the government, however, may be significantly reduced in the future. Any such reduction may have a negative impact on the ability of Affymetrix' existing and prospective research customers to purchase Affymetrix' products for research use.

AFFYMETRIX' BUSINESS MAY BE THREATENED BY SERIOUS ETHICAL, LEGAL AND SOCIAL IMPLICATIONS OF GENETIC TESTING.

    Affymetrix' success will depend in part upon its ability to develop tests for specific genetic information discovered by Affymetrix and others. These genetic tests have given rise to some difficult issues, including:

    - once available, these tests may be subject to ethical concerns or reluctance to administer or pay for tests for conditions that are not treatable; and

    - the possibility that specific gene-based diagnostic tests marketed by other companies could encounter public resistance, thereby resulting in societal and governmental concerns regarding genetic testing in general.

    The prospect of broadly available genetic predisposition testing has raised issues regarding the appropriate utilization and the confidentiality of information provided by this testing.

    Governmental authorities could limit the use of genetic testing or prohibit testing for genetic predisposition to certain conditions which could adversely affect the use of Affymetrix' products. As a result, ethical concerns about genetic testing may seriously affect market acceptance of Affymetrix' GeneChip system or give rise to legislative restrictions in some countries adversely affecting markets, thereby having a material adverse effect on Affymetrix' business, financial condition and results of operations.

AFFYMETRIX MAY NOT BE ABLE TO RECRUIT AND RETAIN THE PERSONNEL IT NEEDS TO SUCCEED.

    Affymetrix is highly dependent on the principal members of its management and scientific staff. The loss of services of any of these persons could have a negative impact on Affymetrix' product development and commercialization efforts. In addition, research, product development and commercialization will require additional skilled personnel in areas such as bioinformatics, organic chemistry, information services, regulatory affairs, manufacturing, sales, marketing and technical support.

    There is a shortage of skilled personnel, which is likely to continue for some time. As a result, competition for these people, particularly for employees with technical expertise, is intense and the turnover rate for these people is high. If Affymetrix is unable to hire, train and retain a sufficient number of qualified employees, its business, financial condition and results of operations could be materially and adversely affected. This inability could also hinder the planned expansion of its business.

    In addition, Affymetrix relies on its scientific advisors and consultants to assist it in formulating its research, development and commercialization strategy. All of the scientific advisors and consultants are engaged by employers other than Affymetrix and have commitments to other entities that may limit their availability to Affymetrix. Some of Affymetrix' scientific advisors and consultants also consult for companies that may be its competitors. If Affymetrix is unable to retain its scientific advisors and consultants, its business, financial condition and results of operations could be materially and adversely affected.

AFFYMETRIX MAY BE EXPOSED TO LIABILITY DUE TO PRODUCT DEFECTS.

    Affymetrix' business exposes it to potential product liability claims that are inherent in the testing, manufacturing, marketing and sale of human diagnostic and therapeutic products. Affymetrix intends to acquire additional insurance, should it be desirable, for clinical liability risks. Affymetrix may not be able to obtain this insurance or general product liability insurance on acceptable terms or at reasonable costs. In addition, this insurance may not be in sufficient amounts to provide it with adequate coverage against potential liabilities. A product liability claim or recall could have a material adverse effect on Affymetrix' business, financial condition and results of operations.

GLAXO OWNS A SUBSTANTIAL PORTION OF AFFYMETRIX' OUTSTANDING CAPITAL STOCK.

    Glaxo Wellcome, plc and its affiliates currently beneficially own approximately 31% of the outstanding Affymetrix common stock. On August 2, 1999, Glaxo sold 1,000,000 shares of Affymetrix' common stock. On August 5, 1999, Glaxo Wellcome Americas, a wholly owned subsidiary of Glaxo, elected to convert all of the shares of Affymetrix' Series AA preferred stock that it held into 1,257,229 shares of Affymetrix' common stock at a conversion price of approximately $40 per share. Following the completion of these transactions, Glaxo's beneficial ownership of Affymetrix' capital stock fell from approximately 32% to approximately 31%. Although Affymetrix has executed a governance agreement with Glaxo, Glaxo nevertheless may be able to influence the outcome of shareholder votes, including votes concerning the election of directors, adoption of amendments to Affymetrix' certificate of incorporation and bylaws and approval of mergers and other significant corporate transactions. In addition, future sales by Glaxo may have an adverse effect on the price of Affymetrix common stock.

AFFYMETRIX HAS VARIOUS MECHANISMS IN PLACE TO DISCOURAGE TAKEOVER ATTEMPTS.

    In October 1998, Affymetrix adopted a stockholder rights plan and change of control policy. The purpose of the stockholder rights plan is to allow Affymetrix and its board of directors an opportunity to deal responsibly with parties that attempt to gain a control position in Affymetrix without the approval of the board of directors. The purpose of the change of control policy is to ensure that Affymetrix' employees are treated fairly in the event of a change of control. Affymetrix' stockholder rights plan and change of control policy may discourage, delay or prevent a change in control of Affymetrix that a stockholder may consider favorable.

    In addition, certain provisions of Affymetrix' certificate of incorporation and bylaws may discourage, delay or prevent a change in control of it that a stockholder may consider favorable. These provisions include:

    - authorizing the issuance of "blank check" preferred stock;

    - prohibiting cumulative voting in the election of directors;

    - requiring super-majority voting to effect certain amendments to Affymetrix' certificate of incorporation and bylaws;

    - limiting the persons who may call special meetings of stockholders;

    - prohibiting stockholder action by written consent; and

    - establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

    In addition, relevant provisions of Delaware law and Affymetrix' stock incentive plans may discourage, delay or prevent a change in control.

AFFYMETRIX IS AT RISK OF SECURITIES CLASS ACTION LITIGATION DUE TO STOCK PRICE VOLATILITY.

    In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. Due to the potential volatility of its stock price, Affymetrix may be the target of this type of litigation in the future. Securities litigation could result in substantial costs and divert management's attention and resources, which could have a material adverse effect on Affymetrix' business, financial condition and results of operations.

IF AFFYMETRIX' PRODUCTS OR THE PRODUCTS UPON WHICH IT DEPENDS MALFUNCTION BECAUSE OF YEAR 2000 PROBLEMS, AFFYMETRIX' BUSINESS COULD BE ADVERSELY AFFECTED.

    The Company is assessing the potential impact of the Year 2000 computer problem on its products (including GeneChip systems and software), internal information systems, embedded systems (including computers used in its manufacturing process) and on the ability of certain third parties to supply critical materials and services as well as the readiness of certain customers. The Company has completed the assessment of its products, identified certain software code that needs to be revised and is in the process of updating this code for existing and future products. The Company believes that with this update, its products will be Year 2000 ready. The Company has completed an assessment of its computer systems, embedded systems, certain third party suppliers and major customers, and expects to take necessary remediative action by the end of 1999. Expenditures to date have not been material and have consisted solely of the limited use of outside consultants and the time of certain company personnel. Based on the progress made to September 30, 1999, the Company does not currently expect the future costs of completing the assessment, modifying its products, making system modifications, purchasing replacement computer systems and assessing the Year 2000 readiness of material third party suppliers and major customers to be material. In addition, the Company has made contingency plans (for example the stockpile of critical raw materials in late
1999), to protect itself from the failure of certain key systems. Furthermore, the Company's sales in the last quarter of 1999 may be adversely affected if customers defer purchases due to Year 2000 concerns. While the Company does not anticipate a material business interruption to result from the Year 2000 problem, the Company gives no assurances that its products or systems will be Year 2000 ready and the Company cannot guarantee the Year 2000 readiness of key third party suppliers and service providers, collaborators and major customers. If any of the Company's products or information systems, embedded systems, key third party suppliers and services providers and major customers are not Year 2000 ready, the Company may experience a business interruption and be subject to certain litigation which would have a material adverse impact on the Company's business, results of operations and financial condition.

COMPLIANCE WITH GOVERNMENT REGULATION IS CRITICAL TO AFFYMETRIX' BUSINESS.

    Affymetrix must comply with the United States Food and Drug Administration's ("FDA") regulations for sale of analyte-specific reagents, or ASRs, in the United States, ISO standards for sale of products in Europe, as well as other standards prescribed by various federal, state and local regulatory agencies in the United States and other countries. Although Affymetrix has filed an application for the registration of its manufacturing sites for its arrays as ASRs, Affymetrix cannot guarantee that it will be able to comply with the regulations at reasonable costs.

    In addition, many of Affymetrix' products, including its diagnostic products, will be regulated as medical devices and therefore be subject to approval by the FDA. Unless exempted by government regulation, there are two primary methods for securing FDA approval.

    First, the FDA determines that the proposed medical device can be marketed in the United States because it is substantially equivalent to an existing medical device already in the United States market and issues what is known as a 510(k) pre-market notification clearance. Second, the FDA may require that the new device satisfy a more in depth approval process, known as pre-market approval, or PMA. Both the 510(k) clearance and the PMA processes may require the presentation of a substantial volume of clinical data, as well as a substantial review, thereby delaying the introduction of the new device into the market. Moreover, the PMA process requires extensive clinical studies, manufacturing information (including demonstration of compliance with quality systems requirements) and likely review by a panel of experts outside the FDA. FDA review of a PMA application could take significantly longer than that for a 510(k) application, thereby further delaying the introduction of the new medical device into the market. Finally, even if the FDA approves the new device, it may impose restrictions on Affymetrix' ability to market the device.

    Affymetrix cannot assure you that it will or its collaborators will be able to meet the FDA's requirements or receive FDA clearance for Affymetrix' products. Moreover, even if Affymetrix is exempt from approval or even if Affymetrix receives clearance, the FDA may impose restrictions on Affymetrix' marketing efforts. Finally, delays in the approval process may cause Affymetrix to introduce its products into the market later than anticipated. Any failure to obtain regulatory approval, restrictions on Affymetrix' ability to market its products, or delay in the introduction of Affymetrix' products to the market could have a material adverse effect on its business, financial condition and results of operations.

    Moreover, medical device manufacturers are subject to periodic inspections by the FDA and state agencies. If the FDA believes that a company is not in compliance with applicable laws or regulations, it can take any of the following actions:

    - issue a warning or other letter notifying the particular manufacturer of improper conduct;

    - impose civil penalties;

    - detain or seize products;

    - issue a recall;

    - ask a court to seize products;

    - enjoin future violations;

    - withdraw clearances or approvals; or

    - assess civil and criminal penalties against Affymetrix, its officers or its employees.

    If Affymetrix fails to comply with the FDA's requirements and is subject to any of the actions mentioned above, its business, financial condition or results of operations would be materially and adversely affected.

    Medical device laws and regulations are also in effect in many of the countries in which Affymetrix may do business outside the United States. These laws and regulations range from comprehensive device approval requirements for some or all of Affymetrix' medical device products to requests for product data or certifications. The number and scope of these requirements are increasing. Affymetrix may not be able to obtain regulatory approvals in these countries and it may be required to incur significant costs in obtaining or maintaining its foreign regulatory approvals. In addition, the export of certain of Affymetrix' products which have not yet been cleared for domestic commercial distribution may be subject to FDA export restrictions. Any failure to obtain product approvals in a timely fashion or to comply with state or foreign medical device laws and regulations may seriously harm Affymetrix' business, financial condition or results of operations.

    Affymetrix is also subject to numerous environmental and safety laws and regulations, including those governing the use, storage and disposal of hazardous and biological materials, and construction of new facilities. Affymetrix may not be able to obtain the necessary permits to operate new facilities. Any violation of, and the cost of compliance with, these regulations or permit requirements could have a material adverse effect on Affymetrix' business, financial condition and results of operations.

AFFYMETRIX' SUCCESS DEPENDS ON ITS ABILITY TO EXPAND ITS SALES AND SUPPORT ORGANIZATIONS.

    Affymetrix has expanded the distribution of its products in recent years. This expansion has placed new and increased demands on its direct sales force and technical and sales support staff, including accounting controls. Affymetrix' ability to achieve revenue growth in the future will depend, in part, on its success in recruiting and training sufficient direct sales, technical and support personnel. Although Affymetrix invests significant resources to expand its direct sales force and its technical and support staff, there is only a limited number of qualified personnel in these areas. Therefore, Affymetrix may not be able to expand its direct sales force and technical support staff as necessary to support its growing operations. In addition, such expansion may not result in increased revenues. Any failure to expand Affymetrix' direct sales force or technical and support staff or to expand its distribution channels could materially and adversely affect its business, operating results and financial condition.

SUBSTANTIAL LEVERAGE AND DEBT SERVICE OBLIGATIONS MAY ADVERSELY AFFECT AFFYMETRIX' CASH FLOW.

    Affymetrix has substantial amounts of outstanding indebtedness. There is the possibility that Affymetrix may be unable to generate cash sufficient to pay the principal of, interest on and other amounts due in respect to its indebtedness when due. Affymetrix also expects to add additional equipment loans and lease lines to finance capital expenditures and may obtain additional long term debt, working capital lines of credit and lease lines. There can be no assurance that any financing arrangements will be available.

    Affymetrix' substantial leverage could have significant negative consequences, including:

    - increasing its vulnerability to general adverse economic and industry conditions;

    - limiting its ability to obtain additional financing;

    - requiring the dedication of a substantial portion of its expected cash flow from operations to service its indebtedness, thereby reducing the amount of its expected cash flow available for other purposes, including working capital and capital expenditures;

    - limiting its flexibility in planning for, or reacting to, changes in its business and the industry in which it competes; or

    - placing Affymetrix at a possible competitive disadvantage compared to less leveraged competitors and competitors that have better access to capital resources.

AFFYMETRIX MAY DEPEND ON REIMBURSEMENT BY HEALTH CARE ORGANIZATIONS.

    Affymetrix' ability to commercialize certain products and services successfully may depend on the extent to which Affymetrix is able to secure reimbursement from government authorities, such as

Medicare and Medicaid, private health insurers, and other organizations, such as health maintenance organizations. These third-party payors are increasingly likely to challenge the prices charged for health care products and services. The cumulative effect of the trend towards managed health care in the United States, legislative proposals to reform health care or reduce government insurance programs, and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of health care products and services, may result in lower prices for health care products and services commercialized by Affymetrix, Affymetrix' customers and its collaborative partners. This reduction in turn could reduce the amount of Affymetrix' future revenues or royalty payments that may be due to it. The lower prices could also harm Affymetrix' profits and the profits of its customers and collaborative partners. As a result, pharmaceutical, diagnostic and biotechnology companies may choose to reduce or eliminate certain research and development programs that utilize Affymetrix' products. Any such reduction of Affymetrix' revenues or royalty payments or the reduction or cancellation of research programs that utilize Affymetrix' products could seriously harm its business, financial condition and results of operations.

AFFYMETRIX' COMMON STOCK HAS EXPERIENCED AND WILL CONTINUE TO EXPERIENCE FLUCTUATIONS IN PRICE WHICH COULD AFFECT THE VALUE OF THE SHARES WHICH MAY BE ISSUED TO GENETIC MICROSYSTEMS STOCKHOLDERS.

    Recently, the market price for Affymetrix' common stock has experienced significant price fluctuations. This volatility has been caused and will in the future continue to be caused by, among other things, the following factors, some of which are beyond Affymetrix' control:

    - Quarterly variations in Affymetrix' operating results;

    - Announcements of new commercial products and initiatives either by Affymetrix or its collaborative partners or competitors;

    - Developments in litigation initiated against Affymetrix or by Affymetrix; and

    - Developments concerning proprietary rights;

    - Technological innovations by Affymetrix and its competitors;

    - New collaborative agreements;

    - Announcements of Affymetrix' results of research activities;

    - Changes in patent laws;

    - Changes in government regulation or new regulatory actions; or

    - Fluctuations in the stock market price and volume of traded shares generally, especially fluctuations in the traditionally volatile technology and biotechnology sectors.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Affymetrix is a party to significant litigation, which has and will consume substantial financial and managerial resources and which could adversely affect our business, financial condition and results of operations. Further, because of the substantial amount of discovery required in connection with any such litigation, there is a risk that confidential information could be compromised by disclosure.

    On March 3, 1997, Hyseq filed a lawsuit in United States District Court for the Northern District of California (San Jose Division) alleging that Affymetrix' products infringe United States Patents 5,202,231, or '231, and 5,525,464 or '464. In addition, in December 1997, Hyseq filed a second action claiming that Affymetrix' products infringe a related patent, United States Patent 5,695,940, '940. On August 18, 1998, Affymetrix filed a lawsuit in United States District Court for the Northern District of California (San Francisco Division) against Hyseq alleging infringement of U.S. Patent Nos. 5,795,716, or '716, and 5,744,305, or '305. On September 1, 1998, Affymetrix added its U.S. Patent No. 5,800,992, or '992, to the complaint of infringement against Hyseq. On October 26, 1999, Hyseq filed a third action in United States District Court for the Northern District of California (San Francisco Division) claiming that Affymetrix' products infringe a related patent, United States Patent 5,972,619, or '619. The action also requests a declaration that the '716 Patent is invalid based on the '619 Patent. On October 26, 1999, the United States District Court for the Northern District of California issued a Claims Construction Order interpreting various terms of the '231, '464, and '940.

    On June 4, 1999, Oxford Gene Technology filed suit against Affymetrix in the United States District Court for the District of Delaware and in the United Kingdom alleging infringement of United States Patent 5,700,637 and European Patent 0-373-203, respectively. On June 5, 1999, an asset transfer agreement with Beckman Coulter became effective, giving Affymetrix access to various assets, including licenses to United States Patent 5,700,637 and European Patent 0-373-203. On June 17, 1999, Affymetrix filed a complaint in the United States District Court for the Northern District of California asking for, among other things, a declaration that Affymetrix has a valid license to use the patents and that, in light of this license, Affymetrix is not infringing on these patents. This case has been consolidated with the Delaware action. Affymetrix has counterclaimed for revocation of this patent and Oxford Gene Technology Limited has applied to amend the patent. The patent infringement issues have been stayed pending resolution of whether Affymetrix and Affymetrix UK Limited have a license under the patent via Beckman Coulter.

    The Hyseq and the Oxford Gene Technology actions seek damages based on the sale of Affymetrix' products and processes and seek to enjoin commercial activities relating to those products and processes. In addition to subjecting Affymetrix to potential liability for damages, these actions, and any other similar legal actions against Affymetrix or its customers or collaborative partners, could require Affymetrix or its collaborative partners to obtain a license in order to continue to manufacture, market or use the affected products and processes. While Affymetrix believes that the Hyseq and Oxford Gene Technology complaints are without merit, Affymetrix may not prevail in these actions and Affymetrix or its collaborative partners may not prevail in any other related action. Moreover, in the event Affymetrix does not prevail in the Hyseq and Oxford Gene Technology actions and Affymetrix, its partners or its customers are required to obtain a license to continue to manufacture, market or use the affected products and processes, Affymetrix, its partners or its customers may not be able to obtain such a license on commercially acceptable terms, if at all. Furthermore, Affymetrix has expended and is likely to continue to expend substantial financial and managerial resources in defending against the claims filed by Hyseq and Oxford Gene Technology.

    On January 6, 1998, Affymetrix filed a patent infringement action in the United States District Court for the District of Delaware (No. 98-6) alleging that certain products of Incyte Pharmaceuticals, Inc.'s and Synteni, Inc.'s infringe United States Patent 5,445,934, or '934. On September 1, 1998,

Affymetrix filed a complaint against Incyte and Synteni in Federal District Court in Delaware alleging infringement of the '305 Patent and the '992 Patent. These actions were transferred to the United States District Court for the Northern District of California on November 18, 1998, as case numbers C98-4507 and C98-4508, respectively. The actions seek to enjoin commercial activities of Incyte and Synteni relating to Affymetrix' patents and, in regard to the '992 Patent, sought a preliminary injunction. Incyte and Synteni moved for summary judgment that certain claims of the '992 Patent were invalid. On May 4, 1999, the Court denied Affymetrix' motion for preliminary injunction and denied Incyte/Synteni's motion for summary judgment.

    On August 18, 1998, Affymetrix filed a lawsuit in United States District Court for the Northern District of California (San Francisco Division) against Hyseq alleging infringement of U.S. Patent Nos. 5,795,716, or '716, and 5,744,305, or '305. On September 1, 1998, Affymetrix added its U.S. Patent
No. 5,800,992, or '992, to the complaint of infringement against Hyseq.

    In the United Kingdom High Court of Justice, Chancery Division, Patents Court, Oxford Gene Therapy Limited has applied in the United Kingdom to revoke Affymetrix's EP (UK) 0-619-321 Patent (related to certain DNA arrays). This revocation action also includes an application to revoke Affymetrix's related United Kingdom Patent GB 2248840.

    Affymetrix may not prevail in asserting its patent rights against Hyseq, Incyte, Synteni or others and may not succeed in having its patents found valid in the United Kingdom revocation action or elsewhere. Affymetrix has expended and is likely to continue to expend substantial financial and managerial resources in asserting and defending its patent rights against Hyseq, Incyte, Synteni and others. Affymetrix' failure to successfully enforce its patent rights or the loss of these patent rights or others would remove a legal obstacle to competitors in designing probe array systems with similar competitive advantages to Affymetrix' GeneChip technology. The removal of such barriers could have a material adverse effect on Affymetrix' business, financial condition and results of operations.

    On April 17, 1998, Incyte filed a response and counterclaim to case number C98-4507, asserting that the '934 Patent is invalid and not infringed. On
April 17, 1998, Incyte also filed a counterclaim alleging that a patent license agreement Affymetrix entered into in December 1997 with Molecular Dynamics interfered with an agreement between Incyte and Molecular Dynamics. In the counterclaim, Incyte alleges that the terms of Affymetrix' patent license to Molecular Dynamics prevented Molecular Dynamics from meeting its obligations to Incyte. Incyte seeks damages from Affymetrix. On September 21, 1998, Incyte and Synteni filed an answer asserting various defenses to the lawsuits in relation to the '992 Patent and the '305 Patent, and asserted several counterclaims, including:

    - a request for declaration of non-infringement and invalidity;

    - an assertion of unfair competition;

    - a request for a declaration that Synteni and Dari Shalon (a one-time employee of Synteni) have not misappropriated any of Affymetrix' trade secrets;

    - a claim of tortious interference with Incyte's and Synteni's economic advantage; and

    - a claim of slander of title of a patent and a claim of trade libel.

    Affymetrix believes that the counterclaims are without merit. However, Affymetrix has expended and is likely to continue to expend significant financial and managerial resources defending against these and any other counterclaims filed by Incyte and Synteni and others. Affymetrix' failure to successfully enforce its patent rights or defend against counterclaims of Incyte, Synteni, or others could result in a material adverse effect on Affymetrix' business, financial condition and results of operations.

    The United States Patent and Trademark Office, or USPTO, notified Affymetrix that Stanford University presented claims that relate to substantially the same subject matter as certain claims from the '992 Patent and all of the claims of the '305 Patent. The Stanford application is alleged to be exclusively licensed to Incyte. The USPTO notified Affymetrix on April 2, 1999 that it had declared an interference proceeding relating to these patents and claims of patents. The USPTO conducted proceedings to determine the priority of these claims and determined that Incyte/Synteni did not meet the burden of proof required to establish a case that the claims should be further evaluated in a full interference proceeding. Incyte/Synteni has appealed this decision in United States District Court for the Northern District of California (case number C99-2111). Affymetrix has expended, and expects in the future to continue to expend, substantial financial and managerial resources as a result of these proceedings. Moreover, Affymetrix may not prevail in such proceedings or in similar proceedings relating to those or other patents.

    In Europe, Oxford Gene Technology Limited, Incyte Pharmaceuticals, Inc., Multilyte Ltd. and ProtoGene Laboratories, Inc. have filed oppositions against Affymetrix's EP 0-619-321 patent in the European Patent Office. This procedure will result in the patent being either upheld in its entirety, allowed to grant in amended form in designated European countries, or revoked.

    Affymetrix may not prevail in the appeal of the Incyte/Synteni interference or the opposition proceedings in Europe or elsewhere. A failure to prevail could result in Affymetrix' inability to commercialize its products and also would enable others to copy aspects of Affymetrix' products. Affymetrix expects in the future to expend substantial financial and managerial resources as a result of these proceedings.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    EXHIBIT
    NUMBER                     DESCRIPTION OF DOCUMENT
    -------                    -----------------------
    (1) 2.1  Agreement and Plan of Merger, dated as of September 10,
             1999, among Affymetrix, Inc., GMS Acquisition, Inc. and
             certain shareholders.

    (2) 3.1  Amended and Restated Certificate of Incorporation.

    (3) 3.2  Bylaws.

    (4) 4.1  Rights of Agreement dated October 15, 1998 between
             Affymetrix, Inc. and American Stock Transfer & Trust
             Company, as Rights Agent.

    (5) 4.2  Indenture dated as of September 22, 1999, between
             Affymetrix, Inc. and The Bank of New York, as Trustee.

        27   Financial data schedule.

------------------------

(1) Incorporated by reference to the Registrant's registration statement on Form S-4 as filed on October 14, 1999 (File No. 333-88987).

(2) Incorporated by reference to the same number exhibit filed with the Registrant's registration statement on Form S-3 as filed on July 12, 1999 (File No. 333-82685).

(3) Incorporated by reference to the same number exhibit filed with Registrant's Form 8-K as filed on September 28, 1998 (File No. 000-28218).

(4) Incorporated by reference to Exhibit 1 of the Registrant's Form 8-A as filed on October 16, 1998 (File No. 000-28218).

(5) Incorporated by reference to the Registrant's registration statement on Form S-4 as filed on October 14, 1999 (File No. 333-88987).

(b) Reports on Form 8-K.

    On September 28, 1999, the Company filed a Report on Form 8-K announcing the private placement of 5% convertible subordinated notes due 2006.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       AFFYMETRIX, INC.

November 12, 1999                                      By:  /s/ EDWARD M. HURWITZ
                                                            -----------------------------------------
                                                            Edward M. Hurwitz
                                                            VICE PRESIDENT AND
                                                            CHIEF FINANCIAL OFFICER

                                AFFYMETRIX, INC.
                                 EXHIBIT INDEX
                               SEPTEMBER 30, 1999

EXHIBIT
NUMBER                                       DESCRIPTION OF DOCUMENT
------                                       -----------------------
(1) 2.1                    Agreement and Plan of Merger, dated as of September 10,
                           1999, among Affymetrix, Inc., GMS Acquisition, Inc. and
                           certain shareholders.

(2) 3.1                    Amended and Restated Certificate of Incorporation.

(3) 3.2                    Bylaws.

(4) 4.1                    Rights of Agreement dated October 15, 1998 between
                           Affymetrix, Inc. and American Stock Transfer & Trust
                           Company, as Rights Agent.

(5) 4.2                    Indenture dated as of September 22, 1999, between
                           Affymetrix, Inc. and The Bank of New York, as Trustee.

  27                       Financial data schedule.

------------------------

(1) Incorporated by reference to the Registrant's registration statement on Form S-4 as filed on October 14, 1999 (File No. 333-88987).

(2) Incorporated by reference to the same number exhibit filed with the Registrant's registration statement on Form S-3 as filed on July 12, 1999 (File No. 333-82685).

(3) Incorporated by reference to the same number exhibit filed with Registrant's Form 8-K as filed on September 28, 1998 (File No. 000-28218).

(4) Incorporated by reference to Exhibit 1 of the Registrant's Form 8-A as filed on October 16, 1998 (File No. 000-28218).

(5) Incorporated by reference to the Registrant's registration statement on Form S-4 as filed on October 14, 1999 (File No. 333-88987).