Form 10-K405
period 1999-12-31
AFFYMETRIX INC
filed 2000-03-30
CIK 913077

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of voting common stock held by non-affiliates of the registrant (based on the closing price for the common stock on the Nasdaq National Market on March 20, 2000) was approximately $4,106.7 million. As of March 20, 2000, 27,313,517 shares of common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain sections of the Proxy Statement to be filed in connection with the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K Report where indicated.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                AFFYMETRIX, INC.

                                   FORM 10-K

                               DECEMBER 31, 1999

                               TABLE OF CONTENTS

ITEM                                                                                  PAGE NO.
----                                                                                  --------
                                           PART I

1.                      Business....................................................      1
2.                      Properties..................................................     28
3.                      Legal Proceedings...........................................     29
4.                      Submissions of Matters to a Vote of Security Holders........     31

                                           PART II

5.                      Market for Registrant's Common Equity and Related
                          Stockholder Matters.......................................     31
6.                      Selected Financial Data.....................................     32
7.                      Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.................................     33
7A.                     Quantitative and Qualitative Disclosure About Market Risk...     38
8.                      Financial Statements and Supplementary Data.................     39
9.                      Changes in and Disagreements with Accountants on Accounting
                          and Financial Disclosure..................................     65

                                          PART III

10.                     Directors and Executive Officers of the Registrant..........     65
11.                     Executive Compensation......................................     65
12.                     Security Ownership of Certain Beneficial Owners and
                          Management................................................     65
13.                     Certain Relationships and Related Transactions..............     65

                                           PART IV
14.                     Exhibits, Financial Statement Schedule, and Reports on
                          Form 8-K..................................................     66
                        Signatures..................................................     71

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

    Affymetrix is recognized as a worldwide leader in the field of DNA chip technology. The Company has developed and intends to establish its GeneChip-Registered Trademark- system as the platform of choice for acquiring, analyzing and managing complex genetic information in order to improve the diagnosis, monitoring and treatment of disease. The Company's GeneChip system consists of disposable DNA probe arrays containing gene sequences on a chip, certain reagents for use with the probe arrays, a scanner and other instruments to process the probe arrays, and software to analyze and manage genetic information from the probe arrays. The Company commenced commercial sales of the GeneChip system for research use in April 1996 and currently sells its products to pharmaceutical and biotechnology companies, academic research centers and clinical reference laboratories primarily in the United States and Europe.

    The business and operations of the Company were commenced in 1991 by Affymax N.V. ("Affymax") and were initially conducted within Affymax. In March 1992, the Company was incorporated as a California corporation and a wholly owned subsidiary of Affymax and in September 1998 was reincorporated as a Delaware corporation.

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

    Increased awareness of the role of genes in regulating the functions of living organisms has generated a worldwide effort to identify and sequence genes of many organisms, including the estimated three billion nucleotide pairs and over 100,000 genes within the human genome. This effort is being led by the Human Genome Project and related academic, government and industry research projects. Once the genes and their nucleotide sequences are identified, it is anticipated that many years of additional research will be required to understand the specific function and role in disease of each of these genes. This research, commonly referred to as genomics, is expected to lead to a new health care paradigm where disease is understood at the molecular level, allowing patients to be diagnosed according to their genetic profile and then treated with drugs designed to work on specific molecular targets.

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

SEQUENCE VARIABILITY

    Changes in the sequences of genes may be introduced by environmental or other factors, such as errors in replication of genes. These changes are known as polymorphisms, and the affected genes can be passed from generation to generation. In some cases, polymorphisms have no or an undetectable effect on the biology of the organism. However, in other cases, polymorphisms can result in the altered function or expression of the protein encoded by the gene. Such polymorphisms are normally referred to as mutations. Mutations in single genes have been associated with diseases such as cystic fibrosis and sickle cell anemia, while mutations in multiple genes have been associated with diseases such as cancer and diabetes. By screening for polymorphisms, researchers seek to correlate variability in the sequence of genes with a specific disease. By sequencing genes of interest from a large number of healthy and diseased persons, researchers are able to correlate specific gene polymorphisms with the disease. However, a typical polymorphism association project on one disease might currently require sequencing 100 genes of 3,000 nucleotide bases each in up to 500 patients, or a total of 150 million bases. Currently, such high volume polymorphism screening is performed with gel-based sequencing, which is labor intensive and costly. The Company believes that its GeneChip technology will have advantages over conventional gel-based techniques for performing large genetic correlation studies and has initiated a high throughput polymorphism discovery and database project as well as product development initiatives to enable researchers to identify these correlations.

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

    In addition to revealing opportunities for the discovery and development of new therapeutics, understanding of sequence and expression variability in organisms may have the potential to effect a major paradigm shift in the disease management and diagnostics industries. These highly competitive industries are currently characterized by low margins and large barriers to entry, with substantial pressure to reduce prices exerted by health care providers. Further, information available from many current diagnostic tests often provides insufficient information as to the etiology, prognosis, and potential treatment options for a particular clinical presentation.

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

    The Company is currently selling a portfolio of custom and standard expression monitoring GeneChip arrays. The Company's current offering of standard arrays include products that monitor the expression of the majority of full length and partial gene sequences contained in publicly available sequence databases that correspond to human, mouse, rat and yeast organisms. Affymetrix has also developed directed probe arrays to monitor the expression of specific collections of genes believed to be highly relevant to particular biological conditions such as cancer and toxicology.

    Affymetrix is commercializing the expression monitoring applications of its GeneChip technology for use in identifying and validating novel targets for drug discovery broadly to pharmaceutical, biotechnology, and academic research organizations. The Company offers a variety of sales programs to its GeneChip technology, such as the high-volume EasyAccess-TM- Silver and Gold, and AcademicAccess-TM- subscription packages.

    All of the Company's sales programs for its expression monitoring applications center around a pricing model that reflects performance specifications, the number of data points represented on the array, and the value of the gene collections being monitored on a particular GeneChip probe array. Actual pricing of the GeneChip expression probe arrays under this model depends on a number of additional factors, including the magnitude of the customer's research effort and volume commitment to the Company, whether intellectual property is to be retained, shared or disclosed, whether the Company provides custom chip design or screening services to a customer, whether the customer intends to offer screening services or sell databases and the amount of any up-front fees, milestones, royalties or other payments to be received by the Company.

    Under the Company's EasyAccess program, customers commit to make certain payments to Affymetrix in exchange for preferential access to GeneChip arrays and new product offerings, custom design services, intellectual property licenses, research, development and other customer support for a defined period of time. The Company currently has more than 400 customers. Table 1 sets forth a selected list of customers with whom the Company has existing supply agreements for GeneChip expression monitoring arrays.

TABLE 1.  SUMMARY OF SELECTED AFFYMETRIX EXPRESSION PROFILING CUSTOMERS

CUSTOMER                                                           ACCESS PACKAGE
--------                                                      -------------------------
Aventis Pharma Ltd..........................................  EasyAccess Gold
EOS Biotechnology, Inc......................................  EasyAccess Gold
F. Hoffmann-La Roche, Ltd...................................  EasyAccess Gold
Gene Logic, Inc.............................................  EasyAccess Gold
Genetics Institute/American Home Products Corporation.......  EasyAccess Gold
Novartis Agriculture Discovery Institute....................  EasyAccess Gold
Novartis Institute for Functional Genomics..................  EasyAccess Gold
The Scripps Research Institute..............................  EasyAccess Gold
AstraZeneca PLC.............................................  EasyAccess Silver
Bayer Corporation...........................................  EasyAccess Silver
Boehringer Ingelheim GmbH...................................  EasyAccess Silver
Eli Lilly and Company.......................................  EasyAccess Silver
Novartis Pharmaceuticals Corporation........................  EasyAccess Silver
Parke-Davis (a division of the Warner-Lambert Company)......  EasyAccess Silver
Pfizer, Inc.................................................  EasyAccess Silver
Sankyo Co., Ltd.............................................  EasyAccess Silver
SmithKline Beecham..........................................  EasyAccess Silver
Howard Hughes Medical Institute.............................  AcademicAccess Preferred
Case Western Reserve University.............................  AcademicAccess
Dana Farber Cancer Institute................................  AcademicAccess
Harvard University..........................................  AcademicAccess
National Institutes of Health...............................  AcademicAccess
Stanford University.........................................  AcademicAccess
University of California....................................  AcademicAccess
University of Colorado......................................  AcademicAccess
University of Pennsylvania..................................  AcademicAccess
University of Wisconsin (Madison)...........................  AcademicAccess
Washington University.......................................  AcademicAccess

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

    The Company has initiated product research and development efforts on several genotyping probe arrays and formed collaborations to accelerate the development of its polymorphism databases and genotyping products. The first such GeneChip mapping array, the GeneChip HuSNP array was launched during 1999. In December 1999, the Company entered into a collaboration with Orchid BioSciences, Inc. to develop reagent kits for its GenFlex-Registered Trademark-Tag array, which is designed to give researchers the flexibility to simultaneously analyze large numbers of polymorphisms of their choosing.

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

    In the virology and cancer fields, the Company has entered into a non-exclusive collaborative development agreement with Roche Molecular
Systems, Inc. ("Roche Molecular Systems") to develop probe array-based diagnostic products. Under the terms of the agreement, the parties are collaborating to develop mutually agreed upon arrays directed to selected genes, as well as associated instrumentation and reagents.

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

    After completion of hybridization on the fluidics station, the technician places the cartridge in the scanner which reads the probe array. The scanner consists of a laser, high-resolution optics, robotics to position and scan the cartridge, a fluorescence detector and an interface to a personal computer. The label on the test sample emits fluorescent signals when exposed to the light from the laser. The intensity of the fluorescent signal is recorded by the scanner and stored in the computer. The current scanner, which was developed in collaboration with Agilent Technologies, Inc. ("Agilent Technologies"), formerly Hewlett-Packard Company and introduced in April 1997, can read 1.28 cm by 1.28 cm probe arrays with up to 400,000 features in a few minutes.

    In February 2000, the Company completed its acquisition of Woburn, Massachusetts based Genetic MicroSystems, Inc. ("GMS"), a privately-held DNA instrumentation company specializing in DNA array technology. GMS manufactures and markets exportable instruments for both fabricating and analyzing DNA arrays for use in life science research and development applications. At the end of 1999, GMS, together with its distributor network, has placed more than 200 array makers and scanners at academic, biotechnology and pharmaceutical customer sites worldwide.

    The current product offering from GMS consists of the Affymetrix 417 Arrayer and Affymetrix 418 Array Scanner. The Affymetrix 417 Arrayer utilizes a proprietary moving-reservoir, Pin-and-Ring-TM- arraying mechanism designed to provide greater consistency of spotted array elements relative to other spotting systems. The Affymetrix 418 Array Scanner uses a unique Flying Objective-TM-laser optics system that rapidly captures images with superior speed and sensitivity. The proprietary features of the Affymetrix arrayer and scanner are designed to offer significant performance advantages over other "home-made" and commercially available spotting robots and scanners. Because the instrumentation is installed at the customer site, this product line, compared to service alternatives, provides researchers with the flexibility to quickly fabricate user-specific arrays while maintaining direct control over cloned materials, sample preparation and hybridization conditions.

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

COLLABORATIVE PARTNERS AND LICENSEES

    The Company's strategy is to establish the GeneChip system as the platform of choice for analyzing complex genetic information, expand the applications of the Company's technology, acquire access to complementary technologies and resources, and enable complementary technologies in the gene expression monitoring field by licensing third parties under its patent estate. Accordingly, the Company has entered into and intends to enter into additional collaborative and licensing agreements to further this strategy. Table 2 sets forth a selected list of collaborators with whom the Company has current agreements, the related products and programs and the commencement dates of the most recent agreement.

TABLE 2.  SUMMARY OF AFFYMETRIX SELECTED COLLABORATORS AND LICENSEES

COMPANY                                                TYPE                        DATE
-------                                -------------------------------------  --------------
Agilent Technologies, Inc., a
  subsidiary of Hewlett-Packard
  Company............................  Scanner supply                         February 1997
Amersham Pharmacia Biotech, Ltd......  Sales agency agreement                 December 1997
Amersham Pharmacia Biotech, KK.......  Sales distribution agreement           October 1998
Beckman Coulter, Inc.................  OEM supply of GeneChip arrays for      July 1998
                                         disease management products; non-
                                         light directed array
                                         commercialization license
bioMerieux Vitek, Inc................  Bacteriology and virology disease      January 1998
                                         management products; industrial and
                                         food testing products
Bristol-Myers Squibb Company,
  Millennium Pharmaceuticals, Inc.,
  Whitehead Institute................  Functional genomics and polymorphism   April 1997
                                         discovery
Enzo Diagnostics, Inc................  Labeling kits                          April 1998
Genetic Analysis Technology
  Consortium.........................  Establish standards for DNA Array      December 1997
                                         based products
                                       Spotted array commercialization
Molecular Dynamics, Inc..............  license                                December 1997
Orchid BioSciences, Inc..............  Genotyping assays                      December 1999
Roche Molecular Systems, Inc.........  HIV and p53 disease management arrays  February 1998

AGILENT TECHNOLOGIES, INC., A SUBSIDIARY OF HEWLETT-PACKARD COMPANY

    The Company entered into a collaborative agreement with Hewlett-Packard in November 1994, which was amended in February 1997 and December 1998. Under the terms of the amended agreement, Agilent Technologies, a subsidiary of Hewlett-Packard, manufactures and sells the array scanner to Affymetrix on an OEM basis. The agreement also provides for cooperation between Affymetrix and Agilent Technologies for worldwide distribution and instrument services. Pursuant to the agreement, Agilent Technologies is required to supply all of the Company's forecasted requirements for scanners until February 2003, and Affymetrix is required to purchase an annual minimum number of scanners from Agilent Technologies during the same period.

AMERSHAM PHARMACIA BIOTECH, LTD.

    In December 1997, the Company entered into a non-exclusive sales representation agreement with Amersham Pharmacia Biotech, Ltd. ("Amersham Pharmacia Biotech"). Under the agreement, Amersham Pharmacia Biotech's sales representatives solicit orders for Affymetrix' products from prospective customers in the pharmaceutical and biotechnology industries and the academic research community in North America and Western Europe. The Company paid Amersham Pharmacia Biotech transaction processing fees as well as a percentage of product sales up to a maximum annual amount as a sales agency fee. In July and December 1999, the Company terminated its sales representation agreement with Amersham Pharmacia Biotech in North America and Western Europe, respectively.

    In October 1998, the Company entered into a non-exclusive distribution agreement with Amersham Pharmacia Biotech, KK ("Amersham Pharmacia Biotech KK") for the marketing and sale of the Company's products in Japan. Under this agreement, Amersham Pharmacia Biotech KK purchases

GeneChip technology directly from the Company and is responsible for marketing and selling the technology to its customers in Japan.

BECKMAN COULTER, INC.

    In July 1998, the Company entered into a series of agreements with Beckman that gave Beckman licenses to commercialize probe arrays manufactured using certain technologies other than light directed synthesis, and an original equipment manufacturer ("OEM") supply agreement for products that use the Company's GeneChip technology. Beckman will pay Affymetrix transfer prices and royalties on sales of these products as specified in the agreements. The agreements also provided Affymetrix with a path to obtain a license to commercialize DNA arrays under certain patents, including patents covering inventions by Professor Edwin Southern of Oxford University. In June 1999, the Company purchased the array business of Beckman that included a license to the Southern DNA array patents owned by Oxford Gene Technology ("OGT") of Oxford, England. OGT is contesting the transfer of this license (See "Legal Proceedings").

BIOMERIEUX VITEK, INC.

    In September 1996, the Company and bioMerieux entered into a five-year collaborative development agreement and associated supply agreement for probe arrays to identify the species and drug resistance profiles of bacteria causing human infection in a clinical setting. As part of the collaboration, bioMerieux is developing instrumentation for the use of these probe arrays in a clinical diagnostic setting. The agreement provides that the Company will not market or provide probe arrays for such tests to others that are in a format that would reasonably be considered approvable by the FDA for clinical diagnostic use. Under the terms of the agreements, bioMerieux provides research and development support and will make payments to Affymetrix upon achievement of certain milestones. Four such milestones have been met to date. In addition, bioMerieux will pay specified prices for the supply of probe arrays and royalties on any resulting products. In December 1997 and January 1998, bioMerieux and the Company expanded their collaboration to include the non-exclusive development of DNA probe arrays for clinical diagnostics tests in the fields of HIV and food and industrial testing, respectively. As a result of this expansion of the collaboration, bioMerieux made certain option exercise payments to the Company.

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

ENZO DIAGNOSTICS, INC.

    In April 1998, Affymetrix and Enzo Diagnostics, Inc. ("Enzo") entered into a collaboration and exclusive supply agreement for certain labeling kits used in the preparation of samples to be analyzed on GeneChip arrays. Under the agreement, Enzo is developing and supplying certain labeling kits to Affymetrix.

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

MOLECULAR DYNAMICS, INC.

    In December 1997, the Company entered into a ten year, non-exclusive, worldwide, royalty bearing license agreement with Molecular Dynamics, Inc. ("Molecular Dynamics"), a wholly owned subsidiary of Amersham Pharmacia Biotech. Under the license agreement, Molecular Dynamics was granted rights to certain Affymetrix technology for commercializing low and medium density mechanically spotted DNA arrays and related instrumentation. Affymetrix also obtained rights to certain Molecular Dynamics patents. Molecular Dynamics is obligated to pay Affymetrix royalties on sales of its products covered by the licenses.

ORCHID BIOSCIENCES, INC.

    In December 1999, Affymetrix and Orchid Biosciences, Inc. ("Orchid") entered into an agreement to develop and commercialize single nucleotide polymorphism
(SNP) genotyping assays that combine Orchid's proprietary
GBA-Registered Trademark- primer extension technology with Affymetrix' new GenFlex Tag array product. These new assays will allow researchers to customize high density SNP analyses solely by designing GBA primers for use on a standard GenFlex Tag array.

    The first GenFlex Tag array product to be commercialized by the alliance will include reagent kits designed to perform thousands of user-defined SNP analyses. The companies expect to follow this product launch with additional genotyping products that increase the information capacity of the GenFlex Tag arrays and include expanded GBA reagent offering. Orchid will develop and manufacture GBA primer extension reagent kits that are directed to defined sets of SNPs and that can be customized by the end user. Affymetrix will develop and manufacture the GenFlex Tag arrays. Affymetrix will distribute and provide marketing, sales and technical support for the standard and universal GenFlex Tag assays. Orchid will manufacture, supply and support custom kits. As part of the agreement, Affymetrix made an investment in a private placement of equity offered by Orchid.

ROCHE MOLECULAR SYSTEMS, INC.

    In February 1998, the Company entered into a non-exclusive collaborative development agreement with Roche Molecular Systems to initially develop probe array-based diagnostic products. Under the terms of the agreement the parties will collaborate to develop mutually agreed upon arrays, as well as associated instrumentation and reagents. Affymetrix will manufacture arrays for use in the products and Roche Molecular Systems will conduct clinical trials, manage regulatory submissions and market and sell the products. Under the terms of the agreement, Roche Molecular Systems and the Company are funding their respective work efforts as mutually agreed and will share revenues and profits based on specified terms in the agreement.

GRANTS

    The Company's research and development efforts have been supported in part by government grants, including a grant from the U.S. Department of Commerce Advanced Technology Program ("ATP").

ADVANCED TECHNOLOGY PROGRAM (UNITED STATES DEPARTMENT OF COMMERCE)

    In October 1994, the Company and Molecular Dynamics, a wholly owned subsidiary of Amersham Pharmacia Biotech were awarded a $31.5 million, five-year matching grant under the ATP within the National Institute of Standards and Technology to develop a miniaturized DNA diagnostic device. Pursuant to the grant, up to $20.8 million was designated for the Company and its subcontractors and partners and $10.7 million for Molecular Dynamics and its subcontractors subject to the requirement of each company to match such funding. The grant provided for the development of an advanced miniaturized nucleic acid diagnostic device intended to reduce the costs and increase the speed and reliability of DNA analysis. The device would be intended for use in point-of-care settings, such as hospitals, clinics and doctors' offices and would require FDA approval. The Company has developed a prototype of the device and is pursuing further development. There can be no assurance that the device will be successfully developed or, if developed, that it will receive regulatory approval or be successfully marketed.

    The research agreements between the Company and its subcontractors and additional partners under the ATP grant (the University of California, Stanford University, the University of Washington and MAG) required that these parties assign the rights to any project inventions made by them to the Company, subject to specified royalty payments. The ATP agreement provided that the Company and Molecular Dynamics retain rights in their respective fields to intellectual property developed as part of the project.

    The ATP grant was administered by the United States Department of Commerce. As of December 31, 1999, the Company had recognized $17.4 million in revenue under the ATP grant. The grant was subject to yearly appropriations by the United States Congress for the ATP program. Funding of the ATP grant expired in January 2000.

MANUFACTURING

    The Company's current strategy is to manufacture its disposable DNA probe arrays, arrayers and scanners, fluidics stations and software in-house and contract with third-party suppliers to manufacture certain GeneChip scanners, hybridization ovens as well as certain reagents for its GeneChip system.

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

    The Company is currently manufacturing probe arrays for internal and collaborative purposes and for sale in the research market. Probe arrays are manufactured out of two manufacturing facilities located in Sunnyvale and West Sacramento, California. Currently, the Company has physical capacity under optimal conditions to produce more than 10,000 wafers annually. The actual number of probe arrays the Company is able to sell or use depends on the utilization of this capacity and the yield of probe arrays that pass quality control testing as well as the number of probe arrays manufactured on each wafer. The Company has experienced and continues to experience variability in the manufacturing yield of its GeneChip products. In addition, there are certain aspects of the Company's manufacturing processes that are not fully understood and that may not be readily scalable to allow for production of probe arrays in larger volumes. As a consequence, in 1999, the Company experienced difficulties in meeting customer and internal demand for certain of its probe array products. These difficulties in meeting probe array demand have had an impact on the Company's gross margin and business in the past and could have a material adverse effect on the Company's future business, financial condition and results of operations. The Company will continue to invest in additional capital equipment for its Sunnyvale and West Sacramento facilities to both increase production capacity and increase the flexibility of this capacity to produce a broader range of products. If the Company is unable to consistently manufacture probe arrays on a timely basis because of these or other factors, its business, financial condition and results of operations would be materially adversely affected.

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

    The Company relies on Agilent Technologies to manufacture and service its scanners. The Company's scanner, introduced in April 1997, is obtained from Agilent Technologies under a supply agreement that expires in 2003. The Company is dependent on Agilent Technologies for quality testing and service of this instrument.

    The Company relies on Enzo to manufacture and supply certain labeling kits needed to process samples on GeneChip probe arrays under a supply agreement that expires in 2001. Affymetrix is obligated to purchase its requirements of certain labeling kits from Enzo.

    Certain key parts of the GeneChip system, such as the scanner, certain reagent kits and lithographic masks as well as certain raw materials and pieces of manufacturing hardware used in the synthesis of probe arrays, are currently available only from a single source or a limited number of sources. No assurance can be given that scanners, reagents, lithographic masks, fabrication equipment or other components of the GeneChip system will be available in commercial quantities under acceptable terms. Even if alternative sources of supply are available, it could be time consuming and expensive for the Company to qualify new vendors. In addition, the Company is dependent on its vendors to provide components of appropriate quality and reliability and to meet applicable regulatory requirements. Consequently, in the event that supplies from these vendors are delayed or interrupted for any reason, the Company's ability to develop and supply its products could be impaired, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

    As the Company's technologies evolve, new manufacturing techniques and systems will be required. For example, it is anticipated that additional automated processing systems will be needed to meet the Company's future probe array manufacturing needs. As products requiring increased density are developed, miniaturization of the features on the arrays will be necessary, requiring new or modified manufacturing equipment and processes as well as new instrumentation, including new or modified scanners. Further, the Company's manufacturing equipment requires significant capital investment. The Company's manufacturing facilities are subject to natural disasters such as earthquakes and floods. The former are of particular significance since the Sunnyvale manufacturing facility is located in an earthquake prone area. In the event that its manufacturing facilities were to be affected by accidental or natural disasters, the Company would be unable to manufacture sufficient quantities of products for sale until the facilities were replaced or restored to operation, which would have a material adverse effect on the Company's business, financial condition and results of operations.

    There can be no assurance that any of the foregoing problems with the Company's GeneChip products will be solvable or that any solutions can be achieved in a timely manner or at commercially reasonable costs.

SALES, MARKETING AND TECHNICAL SUPPORT

    The base price of the Company's GeneChip system (scanner, software, workstation, hybridization oven and fluidics station) starts at approximately $188,000. The Company is offering different sales programs for its expression monitoring and polymorphism analysis technologies centered upon a pricing model that is based on the performance specifications, number of data points and value of genetic information generated on a particular GeneChip probe array. Actual pricing depends on several factors, including: the magnitude of the research effort, whether the genes being analyzed are human or those of other organisms, whether intellectual property is to be retained, shared or disclosed, whether the Company provides custom probe array design or screening services to a customer and the amount of any up-front fees, volume commitments, milestones or other payments to be received by the Company.

    The Company is currently directly marketing and selling the GeneChip system and probe arrays for genomics and disease management applications to its customers and collaborators in North America and Western Europe. To augment these efforts, the Company entered into a non-exclusive sales representation agreement with Amersham Pharmacia Biotech in December 1997. Under this agreement, Amersham Pharmacia Biotech's sales representatives solicited orders for Affymetrix products from prospective customers in the pharmaceutical and biotechnology industries and the academic research community in North America and Western Europe. The Company paid Amersham Pharmacia Biotech transaction processing fees as well as a percentage of product sales up to a maximum annual amount as a sales agency fee. In July and December 1999, the Company terminated its relationship with Amersham Phamacia Biotech in North America and Western Europe, respectively.

    In October 1998, the Company entered into a non-exclusive distribution agreement with Amersham Pharmacia Biotech KK for the sale and marketing of the Company's products in Japan. Under this agreement, Amersham Pharmacia Biotech KK purchases GeneChip technology directly from Affymetrix and is responsible for marketing and selling the technology to its customers in Japan.

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

    Affymetrix has marketing, selling and technical support groups that promote and service its GeneChip products, which the Company intends to expand as necessary. In addition, the Company relies on third parties such as Agilent Technologies to service the GeneChip scanner and to assist in its promotional activities.

    The Company has experienced and anticipates long sales cycles to market the GeneChip system to its potential customers. There can be no assurance that the Company will be able to maintain existing relationships or establish additional agency or distribution arrangements to market and sell its products or that any such agreement will be successful (See "Risk Factors").

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

NOVEL MANUFACTURING METHODS

    The Company conducts research aimed at improving the photolithographic manufacturing process currently employed in the production of the Company's GeneChip probe arrays. The Company is also pursuing research aimed at further improving its manufacturing technology. In the Company's photoresist manufacturing research program, the Company has demonstrated an ability to manufacture probe arrays with 5 micron feature sizes, as compared to the 20-24 micron feature sizes used on most of the Company's current probe arrays.

    The Company's research and development expenses for the years ended December 31, 1999, 1998 and 1997, were $40.5 million, $35.9 million and $28.2 million, respectively.

INTELLECTUAL PROPERTY

    Affymetrix has been issued 75 patents in the United States and holds numerous pending United States patent applications. Many of these patents and applications have been filed and/or issued in one or more foreign countries. Affymetrix also relies upon copyright protection, trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain its competitive position. The Company's success will depend in part on its ability to obtain patent protection for its products and processes, to preserve its copyrights and trade secrets, to operate without infringing the proprietary rights of third parties and to acquire licenses related to enabling technology or products used with the Company's GeneChip technology.

    The Company is party to various option, supply and license agreements with third parties (including Beckman, Enzo, Molecular Dynamics, Stanford University, Scientific Generics, Ltd., Concordia University, Cooperative Research Centre for Diagnostic Technologies, The Imperial Cancer Research Foundation, New York Public Health Research Institute, Gene Logic, the University of California and Xenometrix, Inc.) which give it rights to use certain technologies. Failure of the Company to maintain rights to such technology could have a material adverse effect on the Company's business, financial condition and results of operations. For example, inability of the Company to exercise the option for the University of California technology relating to miniaturized Polymerase Chain Reaction ("PCR") devices or other option agreements under reasonable terms could have an adverse effect on the ability of the Company to sell integrated device products.

    The patent positions of pharmaceutical and biotechnology companies, including the Company, are generally uncertain and involve complex legal and factual questions. There can be no assurance that any of the Company's pending patent applications will result in issued patents, that the Company will develop additional proprietary technologies that are patentable, that any patents issued to the Company or its strategic partners will provide a basis for commercially viable products or will provide the Company with any competitive advantages or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the ability of the Company to do business. In addition, patent law relating to the scope of claims in the technology fields in which the Company operates is still evolving. The degree of future protection for the Company's proprietary rights, therefore, is uncertain. Furthermore, there can be no assurance that others will not independently develop similar or alternative technologies, duplicate any of the Company's technologies, or, if patents are issued to the Company, design around or invalidate the patented technologies developed by the Company. In addition, the Company expects to incur substantial costs in litigation to defend itself in patent suits brought by third parties and when it initiates such suits. In addition, administrative proceedings such as "interferences," in the United States Patent Office ("PTO") could substantially impact the scope of the Company's patent protection as well as result in the expenditure of substantial funds in legal fees. In
September 1999, the PTO ruled in favor of Affymetrix in such an interferences proceeding.

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

    The Company is aware of patents and patent applications owned by OGT that may relate to the Company's technology. The Company has opposed two such allowed European patents and such patents have also been issued in the United States. The Company is aware that other patents are pending and may issue. Certain of the applications have broad claims to certain array related technology. In
July 1998, the Company entered into a series of agreements with Beckman that were designed to provide it with a path to obtain a license to these patents and patent applications. In June 1999, OGT filed suit in the UK and US asserting that Affymetrix infringed these patents. Also in June 1999, Affymetrix purchased the array business of Beckman which included a license to the OGT patents. As a result of this purchase, Affymetrix asserted that infringement trials were not called for because of this license assignment. In February 2000, the High Court of Justice, Chancery Division, Patents Court held a trial to determine if Affymetrix had acquired a Southern license. No decision of the court has been entered. In addition, in February 2000, OGT asserted that Affymetrix and Beckman were in breach of this license. If the agreements with Beckman are interpreted adversely to the Company or if the Company is required to obtain a license to any other patents, there can be no assurance that such licenses could be acquired on commercially acceptable terms, if at all.

    Affymetrix is a party to significant litigation, which will consume substantial financial and managerial resources and which could adversely affect its business, financial condition and results of operations. Further, because of the substantial amount of discovery required in connection with any such litigation, there is a risk that confidential information could be compromised by disclosure.

    On March 3, 1997, Hyseq, Inc. ("Hyseq") filed a lawsuit in United States District Court for the Northern District of California (San Jose Division) alleging that Affymetrix' products infringe United States Patents 5,202,231, or '231, and 5,525,464 or '464. In addition, in December 1997, Hyseq filed a second action claiming that Affymetrix' products infringe a related patent, United States Patent 5,695,940, '940. On August 18, 1998, Affymetrix filed a lawsuit in United States District Court for the Northern District of California (San Francisco Division) against Hyseq alleging infringement of U.S. Patent Nos. 5,795,716, or '716, and 5,744,305, or '305. On September 1, 1998, Affymetrix
added its U.S. Patent No. 5,800,992, or '992, to the complaint of infringement against Hyseq. On October 26, 1999, Hyseq filed a third action in United States District Court for the Northern District of California (San Francisco Division) claiming that Affymetrix' products infringe a related patent, United States Patent 5,972,619, or '619. The action also requests a declaration that the '716 Patent is invalid based on the '619 Patent. On November 23, 1998, Hyseq filed an answer to Affymetrix' complaint, alleging that Affymetrix' three asserted patents are invalid. On October 26, 1999, the United States District Court for the Northern District of California issued a Claims Construction Order interpreting various terms of the '231, '464, and '940 Patents.

    On June 4, 1999, OGT filed suit against Affymetrix in the United States District Court for the District of Delaware and in the United Kingdom alleging infringement of United States Patent 5,700,637 and European Patent 0-373-203, respectively. On June 4, 1999, an asset transfer agreement with Beckman Coulter became effective, giving Affymetrix access to Beckman Coulter's microarray business, including licenses to United States Patent 5,700,637 and European Patent 0-373-203. On June 17, 1999, Affymetrix filed a complaint in the United States District Court for the Northern District of California asking for, among other things, a declaration that Affymetrix has a valid license to use the patents and that, in light of this license, Affymetrix is not infringing on these patents. This case has been consolidated with the Delaware action. In the UK action, Affymetrix has counterclaimed for revocation of this patent and OGT has applied to amend the patent. The patent infringement issues have been stayed pending resolution of whether Affymetrix and Affymetrix UK Limited have a license under the patent as a result of the purchase of Beckman Coulter's microarray business. In February, 2000, the High Court of Justice, Chancery Division, Patent Court held a hearing on the issue of whether Affymetrix UK has valid license. A decision on this hearing is anticipated shortly. In addition, in February 2000, OGT asserted that Affymetrix and Beckman were in breach of this license.

    The Hyseq and the OGT actions seek damages based on the sale of Affymetrix' products and processes and seek to enjoin commercial activities relating to those products and processes. In addition to subjecting Affymetrix to potential liability for damages, these actions, and any other similar legal actions against Affymetrix or its collaborative partners, could require Affymetrix or its collaborative partners to obtain a license in order to continue to manufacture, market or use the affected products and processes. While Affymetrix believes that the Hyseq and OGT complaints are without merit, Affymetrix may not prevail in these actions and Affymetrix or its collaborative partners may not prevail in any other related action. Moreover, in the event Affymetrix does not prevail in the Hyseq and OGT actions and Affymetrix, its partners or its customers are required to obtain a license to continue to manufacture, market or use the affected products and processes, Affymetrix, its partners or its customers may not be able to obtain such a license on commercially acceptable terms, if at all. Furthermore, Affymetrix has expended and is likely to continue to expend substantial financial and managerial resources in defending against the claims filed by Hyseq and OGT.

    On January 6, 1998, Affymetrix filed a patent infringement action in the United States District Court for the District of Delaware (No. 98-6) alleging that certain of Incyte Pharmaceuticals, Inc.'s ("Incyte") and Synteni, Inc.'s ("Synteni") products infringe United States Patent 5,445,934, or '934. On September 1, 1998, Affymetrix filed a complaint against Incyte and Synteni in Federal District Court in Delaware alleging infringement of the '305 Patent and the '992 Patent. These actions were transferred to the United States District Court for the Northern District of California on November 18, 1998, as case numbers C98-4507 and C98-4508, respectively. The actions seek to enjoin commercial activities of Incyte and Synteni relating to Affymetrix' patents and, in regard to the '992 Patent, sought a preliminary injunction. Incyte and Synteni moved for summary judgment that certain claims of the '992 Patent were invalid. On May 4, 1999, the Court denied Affymetrix' motion for preliminary injunction and denied Incyte/Synteni's motion for summary judgment.

    In the High Court of Justice, Chancery Division, Patents Court, OGT has applied in the United Kingdom to revoke Affymetrix' EP (UK) 0-619-321 Patent (related to certain DNA arrays). This revocation action also includes an application to revoke Affymetrix's related United Kingdom Patent GB 2248840. Revocation and infringement actions typically are resolved in the first instance in about twelve to eighteen months. The underlying patents can be declared valid, invalid, or partially valid, often with claim amendments submitted during the course of the proceedings.

    Affymetrix may not prevail in asserting its patent rights against Hyseq, Incyte, Synteni or others. Affymetrix has expended and is likely to continue to expend substantial financial and managerial resources in asserting its patent rights against Hyseq, Incyte, Synteni and others. Affymetrix' failure to successfully enforce its patent rights or the loss of these patent rights or others would remove a legal obstacle to competitors in designing probe array systems with similar competitive advantages to Affymetrix' GeneChip technology. The removal of such barriers could have a material adverse effect on Affymetrix' business, financial condition and results of operations.

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

    The United States Patent and Trademark Office, or USPTO, notified Affymetrix that Stanford University presented claims that relate to substantially the same subject matter as certain claims from the '992 Patent and all of the claims of the '305 Patent. The Stanford application is alleged to be exclusively licensed to Incyte. The USPTO notified Affymetrix on April 2, 1999 that it had declared an interference proceeding relating to these patents and claims of patents. The USPTO conducted proceedings to determine the priority of these claims and determined that Incyte/Synteni did not meet the burden of proof required to establish a case that the claims should be further evaluated in a full interference proceeding. Incyte/Synteni has appealed this decision. In United States District Court for the Northern District of California (case number C99-2111). Affymetrix has expended, and expects in the future to continue to expend, substantial financial and managerial resources as a result of these proceedings. Moreover, Affymetrix may not prevail in such proceedings or in similar proceedings relating to those or other patents. Affymetrix may not prevail in the appeal of the Incyte/Synteni interference proceedings. A failure to prevail could result in Affymetrix' inability to commercialize its products and also would enable others to copy aspects of Affymetrix' products.

    Affymetrix' intellectual property outside of the United States is expected to be subject to significant additional administrative and litigation actions. For example, in Europe and Japan, third parties are expected to oppose significant patents owned or controlled by Affymetrix. Currently, OGT, Incyte, Multilyte Ltd. and ProtoGene Laboratories, Inc. filed oppositions against Affymetrix' EP 0-619-321 Patent in the European Patent Office. This procedure will result in the patent being either upheld in its entirety, allowed to grant in amended form in designated European countries, or revoked.

    There are a significant number of United States and foreign patents and patent applications in the Company's areas of interest, and the Company believes that there will be significant litigation in the industry regarding patent and other intellectual property rights. The Hyseq, Incyte, Synteni and OGT actions and any other such litigation will consume substantial managerial and financial resources, which could have a material adverse effect on the Company's business, financial condition and results of operations. Further, because of the substantial amount of discovery required in connection with any such litigation, there is a risk that confidential information could be compromised by disclosure.

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

    In the expression monitoring and polymorphism analysis fields, existing competitive technologies include gel-based sequencing using instruments provided by companies such as PE Biosystems and Amersham Pharmacia Biotech. Other companies including Agilent Technologies, Axon Instruments, Clonetech, Inc., Corning, Inc., CuraGen, Inc., Digital Gene Technologies, Inc., Gene Logic, Inc., Genomic Solutions, Inc., Hyseq, Ilumina, Inc., Lynx Therapeutics, Inc., Molecular Dynamics, Motorola Inc., Nanogen, Inc., NEN LifeSciences
Products, Inc., Packard Instruments Company, Protogene, Inc., Sequenome, Inc., Synteni (Incyte), Texas Instruments, Inc., Visible Genetics, Inc. and Vysis also are developing or have developed DNA probe based assays or other products and services, some of which may be competitive with those of the Company. In order to compete against existing technologies and maintain pricing and gross margins, the Company will need to be successful in asserting its patents in the DNA array field and in demonstrating to potential customers that the GeneChip system provides improved performance and capabilities.

    In 1999, the Company's sales representative, Amersham Pharmacia Biotech and its wholly owned subsidiary, Molecular Dynamics are competitors, suppliers of the Company's reagents and licensees of the Company. There can be no assurance that Amersham Pharmacia Biotech's and Molecular Dynamics' commercial activities will not adversely impact the Company's sales and supply agreements.

    Similarly, Agilent Technologies supplies the Company with its scanners and has publically announced its intention to commercialize its own DNA array technology. There can be no assurance that Agilent Technologies' commercial activity will not adversely impact the Company's sales and supply agreements.

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

EMPLOYEES

    As of December 31, 1999, Affymetrix had 519 full-time employees, 52 of whom hold Ph.D. or M.D. degrees. The employee group includes chemists, engineers, computer scientists, mathematicians and molecular biologists with experience in the diagnostic products, medical products, semiconductor, computer software and electronics industries. None of the Company's employees are represented by a collective bargaining agreement, nor has the Company experienced work stoppages. The Company believes that it maintains good relationships with its employees. Affymetrix' success will depend in large part on its ability to attract and retain skilled and experienced employees. There can be no assurance that the Company will be successful in hiring or retaining qualified personnel, and its failure to do so could have a material adverse impact on the Company's business, financial condition and results of operations.

RISK FACTORS

    All statements in this annual report that do not discuss past results are forward-looking statements. Forward-looking statements are based on management's current expectations and are therefore subject to certain risks and uncertainties. Any of the following risks could seriously harm our business, financial condition or results of operations. As a result, these risks could cause the decline of the trading price of the Company's common stock. The risks described below, however, are not the only ones that we face. You should also refer to the other information set forth in this annual report, including our financial statements and the related notes.

THE MARKET PRICE OF THE COMPANY'S COMMON STOCK IS EXTREMELY VOLATILE AND THE VALUE OF ITS STOCK MAY DECREASE SUDDENLY AND SUBSTANTIALLY

    For a number of reasons, the market price of our common stock is extremely volatile and the value of your common stock may decrease substantially. This extreme volatility also puts us at risk for securities class action litigation, which would cause the Company to divert both financial and managerial resources, which could reduce our profits.

    To demonstrate the volatility of the Company's stock price, during the twelve month period ending March 27, 2000, the volume of its common stock traded on any given day has ranged from 48,700 to 5,372,400 shares, a 10,932% difference. Moreover, during the same twelve months, its common stock has traded as low as $31.75 per share and as high as $327.00 per share, a 930% difference. The market price of its common stock has changed as much $67.00 per share in a single day and its stock price has changed more than $20 in a single day thirty-seven times in the last six months.

THE COMPANY'S QUARTERLY RESULTS OF OPERATION HAVE HISTORICALLY FLUCTUATED SIGNIFICANTLY PERIOD-TO-PERIOD, AND ITS STOCK MAY DECREASE IN VALUE SIGNIFICANTLY FOLLOWING AN EARNINGS RELEASE

    Although the Company believes that period-to-period comparisons of its results of operations are not a good indication of its future performance, its operating results will likely be below the expectations of public market analysts or investors in future quarters and the market price of its common stock may fall significantly.

THE COMPANY HAS A LIMITED OPERATING HISTORY, HAS NEVER BEEN PROFITABLE AND MAY NEVER DEVELOP A COMMERCIALLY SUCCESSFUL PRODUCT

    The Company is a relatively new company and, for the most part, its technologies are still in the early stages of development. The Company has just begun to incorporate its technologies into commercial products. The Company needs to make significant investments to ensure its products perform correctly and are cost-effective. In addition, the Company must obtain additional regulatory approvals to sell its product for purposes other than research use. Even if the Company develops its products for commercial use and obtains all necessary regulatory approval, it may not be able to develop products that:

    - are accepted by the research, diagnostic or other market places;

    - are accurate and effective;

    - meet applicable regulatory standards in a timely manner;

    - are protected from competition by others;

    - do not infringe the intellectual property rights of others;

    - can be manufactured in sufficient quantities or at a reasonable cost; or

    - can be marketed successfully.

THE COMPANY MAY LOSE CUSTOMERS UNLESS IT IMPROVES ITS ABILITY TO MANUFACTURE ITS PRODUCTS AND ENSURE THEIR PROPER PERFORMANCE

    The Company produces its GeneChip products in an innovative and complicated manufacturing process. It has experienced and continues to experience significant variability in the manufacturing yield of its GeneChip products which has reduced, and it believes will continue to reduce, its gross margins and business. The Company has also experienced, and anticipates that it will continue to experience, difficulties in meeting customer, collaborator and internal demand for some of its probe array products. If the Company can't deliver products in a timely manner, it could result in the loss of customers, delay introduction of new products or cause demand for the Company's products to decline. Furthermore, if the Company can't deliver products to its customers that consistently meet their performance expectations, demand for its products will decline.

    Because the Company has a limited manufacturing history, it doesn't fully understand all of the factors that affect its manufacturing processes. As a result, manufacturing and quality control problems have arisen and the Company expects them to continue to arise as it attempts to increase the production rate at its manufacturing facilities. The Company may not be able to increase production rates at these facilities in a timely and cost-effective manner or at commercially reasonable costs.

THE COMPANY'S SURVIVAL DEPENDS ON ITS ABILITY TO AVOID INFRINGING THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS AS WELL AS MAINTAINING, ENFORCING AND OBTAINING INTELLECTUAL PROPERTY RIGHTS OF ITS OWN

    Intellectual property rights are essential to the Company's business. The Company is engaged in significant litigation with its competitors regarding both its intellectual property rights and their rights which consume, and will continue to consume, substantial portions of the Company's financial and managerial resources. A loss of a significant litigation could prevent the Company from producing its current products or developing new ones and could also result in the payment of significant penalties and royalties, which could make it too costly to produce some or all of the products. If the Company can't maintain, enforce or obtain intellectual property rights, competitors can design probe array systems with similar competitive advantages to its GeneChip technology without paying royalties to it. In order to continue its current business, the Company must successfully:

    - defend against third parties asserting that it infringes their intellectual property rights;

    - enforce its intellectual property rights against third parties infringing its rights;

    - obtain licenses to the intellectual property it needs to continue or expand its business;

    - obtain enforceable patent rights to its product and process innovations;
      and

    - defend the scope of its existing or pending patents in administrative proceedings, such as oppositions or interferences.

    Moreover, even if the Company defends and enforces its intellectual property rights, others may independently develop similar or alternative technologies, duplicate any of its technologies, or design around or invalidate its patented technologies. These developments would reduce the value of the Company's intellectual property assets.

IF THE COMPANY CAN'T CONTINUOUSLY DEVELOP AND INTRODUCE NEW PRODUCTS IT WON'T BE ABLE TO COMPETE SUCCESSFULLY IN ITS HIGHLY COMPETITIVE AND RAPIDLY CHANGING MARKET

    The Company competes in markets that are new, intensely competitive, highly fragmented and rapidly changing and many of its current and potential competitors have significantly greater financial, technical, marketing and other resources. In addition, many current and potential competitors have greater name recognition, more extensive customer bases and access to proprietary genetic content. The Company cannot survive if it fails to respond quickly to new or emerging technologies and changes in customer requirements.

    Currently, the Company's principal competition comes from existing DNA probe array and other technologies that are used to perform many of the same functions for which the Company markets its GeneChip products. In order to compete against existing and newly developed technologies and maintain pricing and gross margins, the Company needs to successfully demonstrate to potential customers that its GeneChip products provide improved performance and capabilities. A large number of publicly traded and privately held companies including Agilent Technologies, Corning Inc., CuraGen, Gene Logic, Inc., General Scanning, Inc., Genome Solutions, Hitachi, Ltd., Illumina, Inc., Incyte/ Synteni, Lynx Therapeutics, Motorola, Inc. and Sequenome, Inc. also are developing or have developed DNA probe based assays or other products and services, some of which may be competitive with the Company's.

THE COMPANY DEPENDS ON A LIMITED NUMBER OF SUPPLIERS AND IT WILL BE UNABLE TO MANUFACTURE ITS PRODUCTS IF SHIPMENTS FROM THESE SUPPLIERS ARE DELAYED OR INTERRUPTED

    Key parts of the Company's GeneChip product line, as well as various equipment and raw materials used in the synthesis of probe arrays, are currently available only from a single source or a limited number of sources. The Company relies on Agilent Technologies to manufacture, install and service its scanners and on Enzo to manufacture key substances used with probe arrays and various labeling kits needed to process samples. In addition, components of the Company's manufacturing equipment are available from one of only a few suppliers. In the event that supplies from these vendors were delayed or interrupted for any reason, the Company wouldn't be able to get manufacturing equipment, scanners or other components for its GeneChip product in a timely fashion or in insufficient quantities or under acceptable terms.

    Even if alternative sources of supply are available, it could be time consuming and expensive for the Company to qualify new vendors. In addition, it is dependent on its vendors to provide components of appropriate quality and reliability and to meet applicable regulatory requirements. Consequently, in the event that supplies from these vendors were delayed or interrupted for any reason, the Company could be delayed in its ability to develop and deliver products to its customers.

IF THE COMPANY IS UNABLE TO MAINTAIN ITS RELATIONSHIPS WITH COLLABORATIVE PARTNERS, IT MAY HAVE DIFFICULTY SELLING ITS PRODUCTS AND SERVICES

    The Company believes that its success in penetrating its target markets depends in part on its ability to develop and maintain collaborative relationships with key companies as well as with key academic researchers. The Company's collaborative partners, however, may not be able to perform their obligations as expected or devote sufficient resources to the development, clinical testing, supply or marketing of its potential products developed under these collaborations.

    Currently, the Company's significant collaborative partners include Agilent Technologies in the making of its scanners, Amersham Pharmacia Biotech KK in distributing its products in Japan, and Roche Molecular Systems and bioMerieux in the making of its diagnostic chip products. Relying on these or other collaborative relationships is risky to the Company's future success because:

    - its partners may develop technologies or components competitive with its GeneChip product;

    - its existing collaborations may preclude it from entering into additional future arrangements;

    - its partners may not obtain regulatory approvals necessary to continue the collaborations in a timely manner;

    - some of its agreements may prematurely terminate due to disagreements between it and its partners;

    - its partners may not devote sufficient resources to the development and sale of its products;

    - its partners may be unable to supply products to it on a timely basis;

    - its collaborations may be unsuccessful; or

    - it may not be able to negotiate future collaborative arrangements on acceptable terms.

THE COMPANY'S CURRENT SALES, MARKETING AND TECHNICAL SUPPORT ORGANIZATION MAY LIMIT ITS ABILITY TO SELL ITS PRODUCTS

    The Company currently has limited sales, marketing and technical support services. To assist its sales and support activities, it entered into a nonexclusive distribution agreement covering Japan with Amersham Pharmacia Biotech KK and a service agreement for its GeneArray scanner with Agilent Technologies. Although the Company has invested significant other resources to expand its direct sales force and its technical and support staff, it may not be able to establish a sufficiently sized sales, marketing or technical support organization to sell, market or support the Company's products.

    Moreover, relying on third parties such as Amersham Pharmacia Biotech KK and Agilent Technologies for sales, marketing and technical support is risky because these third parties will sell competitive products or otherwise become the Company's competitors.

THE LOSS OF A KEY CUSTOMER COULD SUBSTANTIALLY REDUCE OUR REVENUES AND BE PERCEIVED AS A LOSS OF MOMENTUM IN THE COMPANY'S BUSINESS

    The Company's customers are concentrated in a small number of pharmaceutical and biotechnology companies, academic research centers and clinical reference laboratories. The Company expects that a small number of customers, such as Aventis, F. Hoffman-La Roche, Ltd., Genetics Institute, Gene Logic, Inc. and other key customers, will continue to account for a substantial portion of revenues for the foreseeable future. If the Company loses a major customer, its revenues may be substantially reduced and investors may perceive this as a loss of momentum in its business. Moreover, if consolidation in the pharmaceutical and biotechnology industries continues, the Company's current and potential customers could decrease or slow aggregate sales of its technology and shrink its target market.

BECAUSE THE COMPANY'S BUSINESS IS HIGHLY DEPENDENT ON KEY EXECUTIVES AND SCIENTISTS, ITS INABILITY TO RECRUIT AND RETAIN THESE PEOPLE COULD HINDER ITS BUSINESS EXPANSION PLANS

    The Company is highly dependent on its executive officers and its senior scientists and engineers, including scientific advisors. The Company's product development and marketing efforts will be delayed or curtailed if it loses the services of any of these people.

    The Company relies on its scientific advisors and consultants to assist it in formulating its research, development and commercialization strategy. All of these individuals are engaged by employers other than the Company and have commitments to other entities that may limit their availability to the Company. Some of them also consult for companies that may be competitors of the Company's. A scientific advisor's other obligations may prevent him or her from assisting the Company in developing its technical and business strategies.

    To expand its research, product development and sales efforts the Company needs additional people skilled in areas such as bioinformatics, organic chemistry, information services, regulatory affairs, manufacturing, sales, marketing and technical support. Competition for these people is intense and their turnover rate is high. The Company won't be able to expand its business if it is unable to hire, train and retain a sufficient number of qualified employees.

BECAUSE GLAXO WELLCOME OWNS A SUBSTANTIAL PORTION OF THE COMPANY'S OUTSTANDING CAPITAL STOCK, GLAXO MAY BE ABLE TO INFLUENCE THE OUTCOME OF STOCKHOLDER VOTES OR THE MARKET PRICE OF THE COMPANY'S STOCK

    Glaxo Wellcome plc, ("Glaxo") and its affiliates currently beneficially own approximately 31% of the Company's outstanding common stock. Although the Company has executed a governance agreement with Glaxo, Glaxo nevertheless may be able to influence the outcome of stockholder votes, including votes concerning the election of directors, adoption of amendments to the Company's certificate of incorporation and bylaws and approval of mergers and other significant corporate transactions. Moreover, the Company's stock price may drop if Glaxo sells a significant amount of the Company's stock or if investors interpret any sale of the Company's stock by Glaxo as a sign of weakness in the Company's business.

ITEM 2. PROPERTIES

    Affymetrix leases two facilities in Santa Clara, California, totaling 93,000 square feet for research and development laboratories and administrative offices under leases expiring in 2003. The Company has an option to renew the leases on these facilities for an additional three years. The Company leases 20,000 square feet of space for manufacturing operations in Sunnyvale, California, under a lease that expires in 2003. The Company also leases 31,000 square feet of research and development space in Sunnyvale, California under a lease that expires in 2002. In February 1998, the Company purchased approximately ten acres of land in West Sacramento, California, upon which the Company has built a 52,000 square foot manufacturing facility. The Company expects to continue to expand its manufacturing and other operating facilities over the next few years. In October 1999, Affymetrix acquired an additional 57,000 square feet of office and light manufacturing space in Sunnyvale, California, under a lease that expires in 2004. In November 1999, another new lease began comprising 3,000 square feet of office space in Abingdon, England. This space is used by Affmetrix' European Sales Group under a lease expiring in 2002.

ITEM 3. LEGAL PROCEEDINGS

    Affymetrix is a party to significant litigation, which will consume substantial financial and managerial resources and which could adversely affect its business, financial condition and results of operations. Further, because of the substantial amount of discovery required in connection with any such litigation, there is a risk that confidential information could be compromised by disclosure.

    On March 3, 1997, Hyseq, Inc. ("Hyseq") filed a lawsuit in United States District Court for the Northern District of California (San Jose Division) alleging that Affymetrix' products infringe United States Patents 5,202,231, or '231, and 5,525,464 or '464. In addition, in December 1997, Hyseq filed a second action claiming that Affymetrix' products infringe a related patent, United States Patent 5,695,940, '940. On August 18, 1998, Affymetrix filed a lawsuit in United States District Court for the Northern District of California (San Francisco Division) against Hyseq alleging infringement of U.S. Patent Nos. 5,795,716, or '716, and 5,744,305, or '305. On September 1, 1998, Affymetrix
added its U.S. Patent No. 5,800,992, or '992, to the complaint of infringement against Hyseq. On October 26, 1999, Hyseq filed a third action in United States District Court for the Northern District of California (San Francisco Division) claiming that Affymetrix' products infringe a related patent, United States Patent 5,972,619, or '619. The action also requests a declaration that the '716 Patent is invalid based on the '619 Patent. On November 23, 1998, Hyseq filed an answer to Affymetrix' complaint, alleging that Affymetrix' three asserted patents are invalid. On October 26, 1999, the United States District Court for the Northern District of California issued a Claims Construction Order interpreting various terms of the '231, '464, and '940 Patents.

    On June 4, 1999, Oxford Gene Technology, Ltd. ("OGT") filed suit against Affymetrix in the United States District Court for the District of Delaware and in the United Kingdom alleging infringement of United States Patent 5,700,637 and European Patent 0-373-203, respectively. On June 4, 1999, an asset transfer agreement with Beckman Coulter, Inc. ("Beckman") became effective, giving Affymetrix access to Beckman's microarray business, including licenses to United States Patent 5,700,637 and European Patent 0-373-203. On June 17, 1999, Affymetrix filed a complaint in the United States District Court for the Northern District of California asking for, among other things, a declaration that Affymetrix has a valid license to use the patents and that, in light of this license, Affymetrix is not infringing on these patents. This case has been consolidated with the Delaware action. In the UK action, Affymetrix has counterclaimed for revocation of this patent and OGT has applied to amend the patent. The patent infringement issues have been stayed pending resolution of whether Affymetrix and Affymetrix UK Limited have a license under the patent as a result of the purchase of Beckman's microarray business. In February, 2000, the High Court of Justice, Chancery Division, Patent Court held a hearing on the issue of whether Affymetrix UK had a valid license. A decision on this hearing is anticipated shortly. In addition, in February 2000, OGT asserted that Affymetrix and Beckman were in breach of this license.

    The Hyseq and the OGT actions seek damages based on the sale of Affymetrix' products and processes and seek to enjoin commercial activities relating to those products and processes. In addition to subjecting Affymetrix to potential liability for damages, these actions, and any other similar legal actions against Affymetrix or its collaborative partners, could require Affymetrix or its collaborative partners to obtain a license in order to continue to manufacture, market or use the affected products and processes. While Affymetrix believes that the Hyseq and OGT complaints are without merit, Affymetrix may not prevail in these actions and Affymetrix or its collaborative partners may not prevail in any other related action. Moreover, in the event Affymetrix does not prevail in the Hyseq and OGT actions and Affymetrix, its partners or its customers are required to obtain a license to continue to manufacture, market or use the affected products and processes, Affymetrix, its partners or its customers may not be able to obtain such a license on commercially acceptable terms, if at all.

Furthermore, Affymetrix has expended and is likely to continue to expend substantial financial and managerial resources in defending against the claims filed by Hyseq and OGT.

    On January 6, 1998, Affymetrix filed a patent infringement action in the United States District Court for the District of Delaware (No. 98-6) alleging that certain of Incyte Pharmaceuticals, Inc.'s ("Incyte") and Synteni, Inc.'s ("Synteni") products infringe United States Patent 5,445,934, or '934. On September 1, 1998, Affymetrix filed a complaint against Incyte and Synteni in Federal District Court in Delaware alleging infringement of the '305 Patent and the '992 Patent. These actions were transferred to the United States District Court for the Northern District of California on November 18, 1998, as case numbers C98-4507 and C98-4508, respectively. The actions seek to enjoin commercial activities of Incyte and Synteni relating to Affymetrix' patents and, in regard to the '992 Patent, sought a preliminary injunction. Incyte and Synteni moved for summary judgment that certain claims of the '992 Patent were invalid. On May 4, 1999, the Court denied Affymetrix' motion for preliminary injunction and denied Incyte/Synteni's motion for summary judgment.

    In the High Court of Justice, Chancery Division, Patents Court, OGT has applied in the United Kingdom to revoke Affymetrix' EP (UK) 0-619-321 Patent (related to certain DNA arrays). This revocation action also includes an application to revoke Affymetrix's related United Kingdom Patent GB 2248840. Revocation and infringement actions typically are resolved in the first instance in about twelve to eighteen months. The underlying patents can be declared valid, invalid, or partially valid, often with claim amendments submitted during the course of the proceedings.

    Affymetrix may not prevail in asserting its patent rights against Hyseq, Incyte, Synteni or others. Affymetrix has expended and is likely to continue to expend substantial financial and managerial resources in asserting its patent rights against Hyseq, Incyte, Synteni and others. Affymetrix' failure to successfully enforce its patent rights or the loss of these patent rights or others would remove a legal obstacle to competitors in designing probe array systems with similar competitive advantages to Affymetrix' GeneChip technology. The removal of such barriers could have a material adverse effect on Affymetrix' business, financial condition and results of operations.

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

    The United States Patent and Trademark Office, or USPTO, notified Affymetrix that Stanford University presented claims that relate to substantially the same subject matter as certain claims from the '992 Patent and all of the claims of the '305 Patent. The Stanford application is alleged to be exclusively licensed to Incyte. The USPTO notified Affymetrix on April 2, 1999 that it had declared an interference proceeding relating to these patents and claims of patents. The USPTO conducted proceedings to determine the priority of these claims and determined that Incyte/Synteni did not meet the burden of proof required to establish a case that the claims should be further evaluated in a full interference proceeding. Incyte/Synteni has appealed this decision. In United States District Court for the Northern District of California (case number C99-2111). Affymetrix has expended, and expects in the future to continue to expend, substantial financial and managerial resources as a result of these proceedings. Moreover, Affymetrix may not prevail in such proceedings or in similar proceedings relating to those or other patents. Affymetrix may not prevail in the appeal of the Incyte/Synteni interference proceedings. A failure to prevail could result in Affymetrix' inability to commercialize its products and also would enable others to copy aspects of Affymetrix' products.

    Affymetrix' intellectual property outside of the United States is expected to be subject to significant additional administrative and litigation actions. For example, in Europe and Japan, third parties are expected to oppose significant patents owned or controlled by Affymetrix. Currently, OGT, Incyte, Multilyte Ltd. and ProtoGene Laboratories, Inc. filed oppositions against Affymetrix's EP 0-619-321 Patent in the European Patent Office. This procedure will result in the patent being either upheld in its entirety, allowed to grant in amended form in designated European countries, or revoked.

    Affymetrix expects in the future to expend substantial financial and managerial resources as a result of these proceedings. A failure to prevail could result in an inability to commercialize its products and also would enable others to copy aspects of its products.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted during the fourth quarter of the year ended December 31, 1999.

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

                                                               LOW        HIGH
                                                             --------   --------
1998
First Quarter..............................................   $24.63    $ 35.25
Second Quarter.............................................   $21.13    $ 34.88
Third Quarter..............................................   $16.13    $ 30.38
Fourth Quarter.............................................   $19.50    $ 28.38
1999
First Quarter..............................................   $23.62    $ 43.19
Second Quarter.............................................   $32.50    $ 52.19
Third Quarter..............................................   $49.25    $127.00
Fourth Quarter.............................................   $72.62    $195.12

    As of March 20, 2000, there were approximately 466 holders of record of the Company's common stock.

    No dividends have been paid on the common stock. The Company currently intends to retain all future earnings, if any, for use in its business and does not anticipate paying any cash dividends on its common stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

    The following selected historical information has been derived from the audited financial statements of the Company. The financial information as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999 are derived from audited financial statements included in this Form 10-K. The table should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and
Item 8, "Financial Statements and Supplementary Data."

                                                           YEAR ENDED DECEMBER 31,
                                            -----------------------------------------------------
                                              1999        1998       1997       1996       1995
                                            ---------   --------   --------   --------   --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenue:
  Product.................................  $  86,076   $ 36,644   $  4,789   $  1,389   $     --
  Research................................      7,932     14,522     14,976     10,583      4,625
  License fees and royalties..............      2,847        859         --         --         --
                                            ---------   --------   --------   --------   --------
    Total revenue.........................     96,855     52,025     19,765     11,972      4,625
                                            ---------   --------   --------   --------   --------
Cost and expenses:
  Cost of product revenue.................     35,333     14,858      4,559      2,178         --
  Research and development................     40,527     35,953     28,168     18,762     12,420
  Selling, general and administrative.....     48,714     29,763     14,697      7,569      3,833
                                            ---------   --------   --------   --------   --------
  Total costs and expenses................    124,574     80,574     47,424     28,509     16,253
                                            ---------   --------   --------   --------   --------
Loss from operations......................    (27,719)   (28,549)   (27,659)   (16,537)   (11,628)
Interest income, net......................      4,634      5,419      5,133      4,310        881
                                            ---------   --------   --------   --------   --------
Net loss..................................    (23,085)   (23,130)   (22,526)   (12,227)   (10,747)
Preferred Stock dividends.................     (2,055)    (2,321)        --         --         --
                                            ---------   --------   --------   --------   --------
Net loss attributable to Common
  Stockholders............................  $ (25,140)  $(25,451)  $(22,526)  $(12,227)  $(10,747)
                                            =========   ========   ========   ========   ========
Basic and diluted net loss per common
  share(1)................................  $   (1.02)  $  (1.11)  $  (0.99)  $  (0.61)  $  (0.61)
Shares used in computing basic and diluted
  net loss per common share(1)............     24,623     22,915     22,644     20,131     17,664

BALANCE SHEET DATA:
Cash, cash equivalents, and
  available-for-sale securities...........  $ 225,043   $ 80,568   $ 71,573   $108,982   $ 38,883
Working capital...........................    228,757     80,387     71,553    107,668     36,070
Total assets..............................    320,298    136,428    101,170    118,900     44,594
Long-term obligations(2)..................    155,000      5,261        513        741        948
Convertible Redeemable Preferred Stock....         --     49,857         --         --         --
Accumulated deficit.......................   (117,860)   (92,720)   (67,269)   (44,743)   (32,516)
Total stockholders' equity................    131,342     66,750     91,036    112,533     38,561

------------------------

(1) See Note 1 to the Financial Statements included in Item 8.

(2) In February 2000, the Company issued $225 million principal amount of 4.75% convertible subordinated notes.

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

OVERVIEW

    Affymetrix, Inc. has developed and intends to establish its GeneChip-Registered Trademark- system as the platform of choice for acquiring, analyzing and managing complex genetic information in order to improve the diagnosis, monitoring and treatment of disease. The Company's GeneChip system consists of disposable DNA probe arrays containing gene sequences on a chip, certain reagents for use with the probe arrays, a scanner and other instruments to process the probe arrays, and software to analyze and manage genetic information from the probe arrays. The Company commenced commercial sales of the GeneChip system for research use in April 1996 and currently sells its products to pharmaceutical and biotechnology companies, academic research centers and clinical reference laboratories primarily in the United States and Europe.

    The business and operations of the Company were commenced in 1991 by Affymax N.V. ("Affymax") and were initially conducted within Affymax. In March 1992, the Company was incorporated as a California corporation and wholly owned subsidiary of Affymax and in September 1998 was reincorporated as a Delaware corporation. In March 1995, Glaxo plc, now Glaxo Wellcome plc ("Glaxo"), acquired Affymax, including its ownership interest in Affymetrix. Beginning in September 1993, the Company issued equity securities, including an initial public offering in June 1996, which diluted Affymax' and then Glaxo's ownership in Affymetrix. In April 1998, the Company completed the sale of 1,634,522 shares of Series AA Convertible Redeemable Preferred Stock to Glaxo Wellcome Americas, Inc. (a wholly owned subsidiary of Glaxo) for net proceeds of approximately
$49.9 million and in August 1999, Glaxo elected to convert the Series AA Convertible Redeemable Preferred Stock to 1,257,229 shares of Affymetrix common stock at a conversion price of $40 per share. As of December 31, 1999, Glaxo's ownership position is approximately 31%.

    The Company has incurred operating losses in each year since its inception, including a loss attributable to Common Stockholders of approximately
$25.1 million during the year ended December 31, 1999 and, as of such date, had an accumulated deficit of approximately $117.9 million. The Company's losses have resulted principally from costs incurred in research and development, manufacturing and from selling, general and administrative costs associated with the Company's operations. These costs have exceeded the Company's revenues and interest income, which to date have been generated principally from product sales, royalties and license fees and technology access fees, collaborative research and development agreements, government research grants and from cash and investment balances. The Company expects to incur additional operating losses for at least the next year as a result of increases in its expenses for expansion in its manufacturing, marketing and sales capabilities, research and product development and general and administrative costs. The Company's quarterly operating results will depend upon the volume and timing of orders received for GeneChip systems and probe arrays and the timing of deliveries made during the quarter, variations in payments under collaborative agreements, including milestones, design fees, royalties, license fees, and other research revenues, and the timing of new product introductions by the Company. The Company's quarterly operating results may also fluctuate significantly depending on other factors, including the introduction of new products by the Company's competitors; regulatory actions; market acceptance of the GeneChip system and other potential products; the outcome of on-going or future litigation; adoption of new technologies; manufacturing capabilities; variations in gross margins of the Company's products; competition; the cost, quality and availability of reagents and components; the mix of products sold; changes in government funding; and third-party reimbursement policies.

    Affymetrix may have to reduce or discount the price of its products to gain market acceptance, which could adversely affect gross margins. The Company's future gross margins, if any, will be dependent on, among other factors, the Company's ability to manufacture the GeneChip system and probe arrays cost-effectively and successfully market its products to pharmaceutical and biotechnology companies, academic research centers and clinical reference laboratories. The amount of future operating losses and time required by the Company to reach profitability are uncertain. The Company's ability to generate significant revenues and become profitable is dependent in large part on the ability of the Company to enter into additional collaborative and supply arrangements and on the ability of the Company and its collaborative partners to successfully manufacture and commercialize products incorporating the Company's technologies. In addition, delays in receipt of any necessary regulatory approvals by the Company or its collaborators, or receipt of approvals by competitors, could adversely affect the successful commercialization of the Company's technologies.

    In February 2000, the Company completed its acquisition of Genetic MicroSystems, Inc. ("GMS") in a merger that will be accounted for as a pooling of interests. Under the terms of the acquisition, the outstanding shares of GMS common and preferred stock were converted into an aggregate of 969,899 shares of the Company's common stock and the Company assumed all outstanding GMS options and warrants. At the date of consummation, GMS had an aggregate 100,101 options and warrants outstanding. The Company's financial statements will be restated in 2000 to include the accounts and operations of GMS.

IMPACT OF YEAR 2000

    Prior to January 1, 2000, the Company completed an assessment of Year 2000 compliance of its internal and embedded computer systems, certain third parties suppliers and major customers and undertook certain remediative actions. The Company has not experienced any material Year 2000 problems as a result of operating on and after January 1, 2000. However, there can be no assurance that the Company will not experience problems in the future with the operation of its internal and embedded systems and those of its third party suppliers and customers. Any such problems could result in the Company experiencing a business interruption and being subject to certain litigation, which could have a material adverse impact on the Company's business, results of operations and financial condition.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

    PRODUCT REVENUE AND COST OF PRODUCT REVENUE. Product sales increased to $86.1 million in 1999, up from $36.6 million in 1998. The increase primarily resulted from growth in placements of GeneChip systems, sales of GeneChip probe arrays and related products and subscription fees earned under EasyAccess-TM-contracts. Cost of product revenue increased to $35.3 million in 1999, up from $14.9 million in 1998. The increase in cost of product revenue is due to the higher revenue base, increased manufacturing costs from the start-up of the Company's West

Sacramento facility and variations in manufacturing capacity and yield. The Company has experienced, and continues to experience, variation in manufacturing capacity and yield of its GeneChip products which has impacted, and may continue to impact, the Company's ability to meet its commitments to deliver certain products to its customers in a timely manner. Difficulty in providing timely delivery of products adversely affects the Company's relationships with its customers, its business, its financial condition and results of operations. Margins have fluctuated, and will continue to fluctuate significantly, as a result of variation in manufacturing yields. In addition, margins will continue to fluctuate as the Company continues development and expansion of its manufacturing capabilities and as the Company incurs costs associated with the expansion of its West Sacramento facility throughout 2000. Margins also fluctuate as a result of changes in the mix of products sold. The Company also sells products in certain foreign countries and thus revenue and margins will fluctuate due to changes in currency exchange rates.

    RESEARCH REVENUE. Research revenue includes custom probe array design fees, milestones, FTE support and grant funding. Research revenue decreased to $7.9 million for 1999 from $14.5 million for 1998. The decrease is primarily due to timing of certain milestone payments and design fees and lower activity under government grants including grants from the Advanced Technology Program ("ATP") and the National Institutes of Health, National Center for Human Genome Project, which was completed in 1998. The Company expects grant revenues to decline substantially due to the completion of the ATP grant in January 2000.

    LICENSE FEES AND ROYALTY REVENUES. License fees and royalty revenues increased to $2.8 million in 1999, up from $0.9 million in 1998. The increase was attributed primarily to the signing of additional licensees and the expansion of existing licensing arrangements.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses, which primarily consist of new technology, product and manufacturing process development, increased to $40.5 million for 1999 compared to $36.0 million for 1998. The increase in research and development expenses was attributable primarily to the hiring of additional research and development personnel and associated purchases of research supplies. The Company expects research and development spending to increase over the next several years as product development and core research efforts continue to expand.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $48.7 million in 1999 compared to $29.8 million for 1998. The increase in selling, general and administrative expenses resulted primarily from the Company's expansion of commercial activities and significantly increased legal costs arising from ongoing patent litigations. Selling, general and administrative expenses are expected to continue to increase as the Company expands sales, marketing, and technical support functions, increases headcount in management and administrative functions, prosecutes and defends its intellectual property position and defends against claims made by third parties in ongoing litigation. In particular, the Company expects legal costs to increase as on-going patent litigation with Hyseq, Inc., Incyte Pharmaceuticals, Inc./ Synteni, Inc. and Oxford Gene Technology, Ltd. approach their respective trial dates.

    INTEREST INCOME. Interest income was $6.9 million for 1999 compared to $5.5 million for 1998 due to higher cash investment balances from the sale of common stock and convertible subordinated notes. Interest expense increased to $2.3 million for 1999 compared to $0.1 million for 1998 primarily due to the issuance of convertible subordinated notes.

YEARS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

    PRODUCT REVENUE AND COST OF PRODUCT REVENUE. Product sales increased to $36.6 million in 1998, up from $4.8 million in 1997. The increase primarily resulted from growth in placements of GeneChip systems and sales of GeneChip probe arrays and related products. Cost of product revenue increased to $14.9 million in 1998, up from $4.6 million in 1997. The increase in cost of product revenue was due to the cost of selling more GeneChip systems and probe arrays and increased manufacturing costs arising from variations in manufacturing capacity and yield.

    RESEARCH REVENUE. Research revenue includes custom probe array design fees, milestones, FTE support and grant funding. Research revenue for 1998 and 1997 was approximately $14.5 million and $15.0 million, respectively.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses, which primarily consist of new technology, product and manufacturing process development, increased to $36.0 million for 1998 compared to $28.2 million for 1997. The increase in research and development expenses was attributed to the hiring of additional research and development personnel and associated purchases of research supplies.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $29.8 million in 1998 compared to $14.7 million for 1997. The increase in selling, general and administrative expenses resulted primarily from the Company's development of its commercial capabilities and increased legal costs arising from ongoing patent litigation.

    INTEREST INCOME AND EXPENSES. Interest income was $5.5 million for 1998 compared to $5.2 million for 1997. Interest expense of approximately
$0.1 million for both 1998 and 1997 was related to a capital equipment lease in 1998.

    NET LOSS PER COMMON SHARE. The net loss per common share in 1998 included the impact of $2.3 million of preferred stock dividends paid to Glaxo.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its operations primarily through the sale of equity and debt securities, government grants, collaborative agreements, interest income and product sales. Proceeds raised through the sale of equity and debt securities include net proceeds of $144.6 million from the private placement of convertible subordinated notes issued in September 1999, $32.4 million from the private placement of 1,000,000 shares of common stock in March 1999, $49.9 million from the sales of Series AA Convertible Redeemable Preferred Stock to Glaxo in April 1998, net proceeds of $85.1 million from the Company's initial public offering in June 1996 and aggregate net proceeds of $53.6 million from private placements in August 1995 and September 1993.

    Net cash used in operating activities was $29.0 million in 1999 compared to $16.7 million in 1998 and $21.4 million in 1997. The cash used for operations was primarily to fund the Company's operating losses. The Company expects net cash used in operating activities to increase in 2000 as the Company continues to expand its operating activities.

    The Company's investing activities, other than purchases, sales and maturities of available-for-sale securities, consisted of capital expenditures, which totaled $15.5 million in 1999, $16.5 million in 1998 and $16.0 million in 1997. Capital expenditures during 1999 included investments in facilities and production and laboratory equipment.

    Net cash provided by financing activities was $188.4 million in 1999, $47.6 million in 1998 and $30,000 in 1997. These cash flows from financing activities are primarily the result of the issuance of $150.0 million of convertible subordinated notes in September 1999 and the sale of 1,000,000 shares of common stock in a private placement, net of Preferred Stock dividends of $2.1 million. The convertible subordinated notes bear interest at 5% per annum and mature in 2006.

    As of December 31, 1999, Affymetrix had cash, cash equivalents, and available-for-sale securities of approximately $225.0 million. In February 2000, the Company sold an additional $225 million of subordinated convertible notes in a private placement. These notes bear interest at 4.75% and mature in 2007. The Company anticipates that its existing capital resources will enable it to maintain currently planned operations and planned capital expenditures through at least the foreseeable future. However, this expectation is based on the Company's current operating plan and capital expenditure plan, which is expected to change, and therefore the Company could require additional funding sooner than anticipated. In addition, the Company expects its capital requirements will remain substantial and may increase over the next several years as it expands its facilities and acquires scientific equipment to support expanded manufacturing and research and development efforts. The Company's long-term capital expenditure requirements will depend on numerous factors, including: the development of commercial scale manufacturing capabilities; its ability to maintain existing collaborative and customer arrangements and establish and maintain new collaborative and customer arrangements; the progress of its research and development programs; initiation or expansion of research programs and collaborations; the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; the effectiveness of product commercialization activities and arrangements; the purchase of patent licenses; and other factors. The Company has no credit facility or other committed sources of capital. To the extent capital resources are insufficient to meet future capital requirements, the Company will have to raise additional funds to continue the development of its technologies. There can be no assurance that such funds will be available on favorable terms, or at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to the Company's stockholders. If adequate funds are not available, the Company may be required to curtail operations significantly or to obtain funds by entering into collaboration agreements on unattractive terms. The Company's inability to raise capital would have a material adverse effect on the Company's business, financial condition and results of operations.

    As of December 31, 1999, Affymetrix had federal and state net operating loss carryforwards for income tax purposes of approximately $116.9 million and $6.1 million, respectively, which will expire at various dates beginning in 2000 through 2019, if not utilized. In addition, the Company has federal and state research and development credit carryforwards of approximately $4.6 million and $3.1 million, respectively, which expire at various dates beginning in 2007 through 2019, if not utilized. Utilization of the net operating loss and tax credits may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Management believes the effect of such limitations will not result in the expiration of the net operating loss and tax credit carry forward before utilization.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" ("SFAS 133") which provides a comprehensive and consistent standard for hedging activities. In June 1999, FASB issued Statement of Financial Accounting Standards No. 137 which defers the effective date of SFAS 133 to years beginning after June 15, 2000. The Company does not anticipate SFAS 133 to have an impact on its results of operations or financial condition when adopted.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101") which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with APB Opinion No. 20, "Accounting Changes." Such changes, if necessary, are required to be made by June 30, 2000. The Company is currently evaluating SAB 101 to determine whether it would have any material impact on the Company's results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE RISK

    The Company's exposure to interest rate risk relates primarily to its investment portfolio and its convertible subordinated notes. Fixed rate securities and borrowings may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall and floating rate borrowings may lead to additional interest expense if interest rates increase. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.

    The primary objective of the Company's investment activities is to preserve principal while at the same time maximize yields without significantly increasing risk. To achieve this objective, the Company invests its excess cash in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers, and, by policy, restricts its exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, the Company maintains investments at an average maturity of generally less than two years.

    The table below presents the principal amounts and weighted-average interest rates by year of maturity for the Company's investment portfolio:

                                                                                                              FAIR VALUE AT
                                                                                                              DECEMBER 31,
(DOLLAR AMOUNTS IN THOUSANDS)    2000       2001       2002       2003       2004     THEREAFTER    TOTAL         1999
-----------------------------  --------   --------   --------   --------   --------   ----------   --------   -------------
ASSETS:
Available-for-sale
  securities................   $155,590   $48,866    $18,090       $--        $--      $     --    $222,546     $221,744
Average interest rate.......        1.7%      5.8%       6.2%

LIABILITIES:
5% convertible subordinated
  notes due 2006............   $     --   $    --    $    --       $--        $--      $150,000    $150,000     $223,350
Average interest rate.......                                                                  5%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

                                AFFYMETRIX, INC.

                                                              PAGE NO.
                                                              --------
Report of Ernst & Young LLP, Independent Auditors...........     40
Balance Sheets..............................................     41
Statements of Operations....................................     42
Statements of Stockholders' Equity..........................     43
Statements of Cash Flows....................................     44
Notes to Financial Statements...............................     45

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
Affymetrix, Inc.

    We have audited the accompanying consolidated balance sheets of Affymetrix, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Affymetrix, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                              Ernst & Young LLP

Palo Alto, California,
February 2, 2000

                                AFFYMETRIX, INC.
                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              ---------   --------
ASSETS:
Current assets:
  Cash and cash equivalents.................................  $  11,280   $  1,301
  Available-for-sale securities.............................    213,763     79,267
                                                              ---------   --------
                                                                225,043     80,568
  Accounts receivable, net of allowances for doubtful
    accounts of $975 in 1999 and $408 in 1998...............     22,203      8,919
  Inventories...............................................     11,362      3,276
  Prepaid expenses..........................................      4,105      2,184
                                                              ---------   --------
    Total current assets....................................    262,713     94,947
Property and equipment:
  Construction-in-progress..................................      8,212      9,512
  Land......................................................      1,310      1,310
  Equipment and furniture...................................     24,511     16,761
  Building and leasehold improvements.......................     22,300     13,213
                                                              ---------   --------
                                                                 56,333     40,796
  Less accumulated depreciation and amortization............    (16,459)    (9,931)
                                                              ---------   --------
    Net property and equipment..............................     39,874     30,865
Acquired technology rights, net of accumulated amortization
  of $1,035 in 1999 and $375 in 1998 (Note 3)...............      8,965      9,625
Notes receivable from employees.............................      1,074        991
Other assets................................................      7,672         --
                                                              ---------   --------
                                                              $ 320,298   $136,428
                                                              =========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable and accrued liabilities..................  $  28,053   $ 12,791
  Deferred revenue..........................................      5,642      1,517
  Current portion of capital lease obligation...............        261        252
                                                              ---------   --------
    Total current liabilities...............................     33,956     14,560
Noncurrent portion of capital lease obligation..............         --        261
Obligation to Beckman Coulter, Inc..........................      5,000      5,000
Convertible subordinated notes..............................    150,000         --
Commitments and contingencies
Convertible Redeemable Preferred Stock, $0.01 par value;
  5,000,000 shares authorized; no and 1,634,522 Series AA
  shares issued and outstanding at December 31, 1999 and
  1998, respectively........................................         --     49,857
Stockholders' equity:
  Common stock, $0.01 par value; 75,000,000 shares
    authorized; 26,185,064 and 23,017,409 shares issued and
    outstanding at December 31, 1999 and 1998,
    respectively............................................        262        230
  Additional paid-in-capital................................    249,665    159,147
  Deferred compensation.....................................       (119)      (342)
  Accumulated other comprehensive (loss) income.............       (606)       435
  Accumulated deficit.......................................   (117,860)   (92,720)
                                                              ---------   --------
    Total stockholders' equity..............................    131,342     66,750
                                                              ---------   --------
                                                              $ 320,298   $136,428
                                                              =========   ========

                             See Accompanying Notes

                                AFFYMETRIX, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
REVENUE:
  Product...................................................  $ 86,076   $ 36,644   $  4,789
  Research..................................................     7,932     14,522     14,976
  License fees and royalties................................     2,847        859         --
                                                              --------   --------   --------
    Total revenue...........................................    96,855     52,025     19,765
                                                              --------   --------   --------
COSTS AND EXPENSES:
  Cost of product revenue...................................    35,333     14,858      4,559
  Research and development..................................    40,527     35,953     28,168
  Selling, general and administrative.......................    48,714     29,763     14,697
                                                              --------   --------   --------
    Total costs and expenses (includes related-party expense
      of $448, $48 and $52, respectively)...................   124,574     80,574     47,424
                                                              --------   --------   --------
Loss from operations........................................   (27,719)   (28,549)   (27,659)
Interest income.............................................     6,904      5,484      5,218
Interest expense............................................    (2,270)       (65)       (85)
                                                              --------   --------   --------
Net loss....................................................   (23,085)   (23,130)   (22,526)
Preferred Stock dividends...................................    (2,055)    (2,321)        --
                                                              --------   --------   --------
Net loss attributable to Common Stockholders................  $(25,140)  $(25,451)  $(22,526)
                                                              ========   ========   ========
Basic and diluted net loss per common share.................  $  (1.02)  $  (1.11)  $  (0.99)
                                                              ========   ========   ========
Shares used in computing basic and diluted net loss per
  common share..............................................    24,623     22,915     22,644
                                                              ========   ========   ========

                             See Accompanying Notes

                                AFFYMETRIX, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                ACCUMULATED
                                                   ADDITIONAL                      OTHER                         TOTAL
                                        COMMON      PAID-IN       DEFERRED     COMPREHENSIVE   ACCUMULATED   STOCKHOLDERS'
                                         STOCK      CAPITAL     COMPENSATION      INCOME         DEFICIT        EQUITY
                                       ---------   ----------   ------------   -------------   -----------   -------------
Balance, December 31, 1996...........  $ 158,687    $     --      $(1,460)        $    49       $ (44,743)      $112,533
Comprehensive loss:
  Unrealized loss on
    available-for-sale securities of
    $107, net of reclassification
    adjustments for losses included
    in net income of $183............         --          --           --              76              --             76
  Net loss...........................         --          --           --              --         (22,526)       (22,526)
                                                                                                                --------
Comprehensive loss...................                                                                            (22,450)
                                                                                                                --------
Issuance of common stock upon
  exercise of stock options..........        237          --           --              --              --            237
Amortization of deferred
  compensation.......................         --          --          716              --              --            716
                                       ---------    --------      -------         -------       ---------       --------
Balance, December 31, 1997...........    158,924          --         (744)            125         (67,269)        91,036
                                       ---------    --------      -------         -------       ---------       --------
Comprehensive loss:
  Unrealized gain on
    available-for-sale securities of
    $627, net of reclassification
    adjustments for gains included in
    net loss of $317.................         --          --           --             310              --            310
  Net loss...........................         --          --           --              --         (23,130)       (23,130)
                                                                                                                --------
Comprehensive loss...................                                                                            (22,820)
                                                                                                                --------
Preferred stock dividends............         --          --           --              --          (2,321)        (2,321)
Reincorporation in Delaware..........   (158,696)    158,696           --              --              --             --
Issuance of common stock upon
  exercise of stock options and
  warrants...........................          2         451           --              --              --            453
Amortization of deferred
  compensation.......................         --          --          402              --              --            402
                                       ---------    --------      -------         -------       ---------       --------
Balance, December 31, 1998...........        230     159,147         (342)            435         (92,720)        66,750
                                       ---------    --------      -------         -------       ---------       --------
Comprehensive loss:
  Unrealized loss on
    available-for-sale securities of
    $1,106, net of reclassification
    adjustments for losses included
    in net loss of $65...............         --          --           --          (1,041)             --         (1,041)
  Net loss...........................         --          --           --              --         (23,085)       (23,085)
                                                                                                                --------
Comprehensive loss...................                                                                            (24,126)
                                                                                                                --------
Preferred stock dividends............         --          --           --              --          (2,055)        (2,055)
Issuance of common stock upon
  exercise of stock options and
  warrants...........................          9       8,279           --              --              --          8,288
Sale of common stock in private
  placement..........................         10      32,395           --              --              --         32,405
Conversion of Series AA Redeemable
  Preferred Stock to common stock....         13      49,844           --              --              --         49,857
Amortization of deferred
  compensation.......................         --          --          223              --              --            223
                                       ---------    --------      -------         -------       ---------       --------
Balance, December 31, 1999...........  $     262    $249,665      $  (119)        $  (606)      $(117,860)      $131,342
                                       =========    ========      =======         =======       =========       ========

                             See Accompanying Notes

                                AFFYMETRIX, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $ (23,085)  $ (23,130)) $(22,526)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................      6,528       4,765      2,310
    Amortization of acquired technology rights..............        660         375         --
    Amortization of investment premiums.....................     (1,650)       (270)       159
    Amortization of deferred compensation...................        223         577        716
    Changes in operating assets and liabilities:
      Accounts receivable...................................    (13,284)     (2,703)    (4,328)
      Inventories...........................................     (8,086)       (639)      (736)
      Prepaid expenses......................................     (1,921)       (536)      (225)
      Accounts payable and other accrued liabilities........     15,262       4,062      3,706
      Deferred revenue......................................      4,125         853        268
      Other assets..........................................     (7,755)        (83)      (699)
                                                              ---------   ---------   --------
        Net cash used in operating activities...............    (28,983)    (16,729)   (21,355)
                                                              ---------   ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................    (15,537)    (16,542)   (16,001)
  Payment to Beckman Coulter, Inc. for acquired technology
    rights..................................................         --      (5,900)        --
  Proceeds from sale of available-for-sale securities.......     63,064     143,639     98,452
  Proceeds from maturities of available-for-sale
    securities..............................................         --          --     12,183
  Purchases of available-for-sale securities................   (196,951)   (155,532)   (82,673)
                                                              ---------   ---------   --------
        Net cash provided by (used in) investing
          activities........................................   (149,424)    (34,335)    11,961
                                                              ---------   ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock, net.............................     40,693         278        237
  Issuance of Redeemable Preferred Stock, net...............         --      49,857         --
  Preferred Stock dividends.................................     (2,055)     (2,321)        --
  Issuance of convertible subordinated debt.................    150,000          --         --
  Principal payments on capital lease obligation............       (252)       (228)      (207)
                                                              ---------   ---------   --------
        Net cash provided by financing activities...........    188,386      47,586         30
                                                              ---------   ---------   --------
        Net increase (decrease) in cash and cash
          equivalents.......................................      9,979      (3,478)    (9,364)
Cash and cash equivalents at beginning of year..............      1,301       4,779     14,143
                                                              ---------   ---------   --------
Cash and cash equivalents at end of year....................  $  11,280   $   1,301   $  4,779
                                                              =========   =========   ========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Obligation to Beckman Coulter, Inc. for acquired
    technology rights.......................................  $      --   $   5,000   $     --
                                                              =========   =========   ========
  Conversion of Series AA Convertible Redeemable Preferred
    Stock...................................................  $  49,857   $      --   $     --
                                                              =========   =========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid.............................................  $      40   $      65   $     85
                                                              =========   =========   ========

                             See Accompanying Notes

                                AFFYMETRIX, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999

NOTE 1--NATURE OF OPERATION

    Affymetrix, Inc. has developed and intends to establish its GeneChip-Registered Trademark- system as the platform of choice for acquiring, analyzing and managing complex genetic information in order to improve the diagnosis, monitoring and treatment of disease. The Company's GeneChip system consists of disposable DNA probe arrays containing gene sequences on a chip, certain reagents for use with the probe arrays, a scanner and other instruments to process the probe arrays, and software to analyze and manage genetic information. The Company currently sells its products to pharmaceutical and biotechnology companies, academic research centers and clinical reference laboratories primarily in the United States and Europe.

    The business and operations of the Company were commenced in 1991 by Affymax N.V. ("Affymax") and were initially conducted within Affymax. In March 1992, the Company was incorporated as a California corporation and wholly owned subsidiary of Affymax and in September 1998 was reincorporated as a Delaware corporation. In March 1995, Glaxo plc, now Glaxo Wellcome plc ("Glaxo"), acquired Affymax, including its ownership interest in Affymetrix. Beginning in September 1993, the Company issued equity securities, including an initial public offering in June 1996, which diluted Affymax' and then Glaxo's ownership in Affymetrix. In April 1998, the Company completed the sale of 1,634,522 shares of Series AA Convertible Redeemable Preferred Stock to Glaxo Wellcome Americas, Inc. (a wholly owned subsidiary of Glaxo) for net proceeds of approximately
$49.9 million and in August 1999, Glaxo elected to convert the Series AA Convertible Redeemable Preferred Stock to 1,257,229 shares of Affymetrix common stock at a conversion price of $40 per share. As of December 31, 1999, Glaxo's ownership position is approximately 31%.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The summary of significant accounting policies is presented to assist the reader in understanding and evaluating the financial statements. These policies are in conformity with generally accepted accounting policies. Certain amounts for prior years have been reclassified to conform to the current year presentation.

    BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of Affymetrix and its wholly-owned subsidiary, Affymetrix, UK Ltd. All significant intercompany accounts and transactions have been eliminated.

    USE OF ESTIMATES

    The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    REVENUE RECOGNITION

    Product revenues include sales of GeneChip instrumentation, software and probe arrays as well as the associated subscription fees earned under EasyAccess-TM- supply agreements. Instrumentation and probe array revenues are recognized when earned, which is generally upon shipment and transfer of

                                AFFYMETRIX, INC.

                               DECEMBER 31, 1999

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) title to the customer. Software revenue is recognized upon completion of performance obligations, which is generally upon installation. Reserves are provided for anticipated returns and warranty expenses at the time the associated revenue is recognized. Revenue from subscription fees earned under EasyAccess supply agreements is recorded ratably over the term of the agreement subject to adjustments for anticipated reductions provided for in certain agreements for late delivery of probe arrays. Payments received in advance under these arrangements are recorded as deferred revenue until earned.

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

    IMPAIRMENT OF LONG-LIVED ASSETS

    In accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the Company reviews long-lived assets, including property and equipment and acquired technology rights for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Under SFAS 121, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is assessed using discounted cash flow. Through December 31, 1999, there have been no such losses.

    ADVERTISING COSTS

    The Company expenses advertising costs as incurred. Advertising costs were $0.4 million for 1999 and 1998 and not material for 1997.

    NET LOSS PER SHARE

    Basic loss per share is calculated using the weighted average number of common shares outstanding during the period. Diluted loss per share, which gives effect to the dilutive effect of stock options and warrants (calculated based on the treasury stock method), Convertible Redeemable Preferred Stock and convertible debt (calculated on an if-converted method) is the same as basic loss per share because the Company is in a net loss position.

                                AFFYMETRIX, INC.

                               DECEMBER 31, 1999

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Outstanding securities which could potentially dilute basic earnings per share in the future but were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive were as follows (in thousands):

                                                            YEAR ENDED DECEMBER 31,
                                                         ------------------------------
                                                           1999       1998       1997
                                                         --------   --------   --------
Options and warrants...................................   4,007      3,311      3,155
Subordinated convertible notes.........................   1,220         --         --
Convertible Redeemable Preferred Stock.................      --      1,635         --

    CASH, CASH EQUIVALENTS AND AVAILABLE-FOR-SALE SECURITIES

    Cash equivalents and available-for-sale securities consist of debt securities. Management determines the appropriate classification of debt securities at the time of purchase. As of December 31, 1999 and 1998, Affymetrix' investments in debt securities are classified as available-for-sale and are carried at fair value with unrealized gains and losses reported in stockholders' equity. Affymetrix reports all liquid securities with maturities at the date of purchase of three months or less that are readily convertible into cash and have insignificant interest rate risk as cash equivalents. The cost of debt securities is adjusted for amortization of premiums and discounts to maturity. This amortization is included in interest income. Realized gains and losses on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. The fair values of securities are based on quoted market prices.

    COMPREHENSIVE INCOME

    Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") requires unrealized gains or losses on the Company's available-for sale securities to be included in other comprehensive income. Total comprehensive income/loss has been disclosed in the consolidated statement of stockholders' equity.

    FOREIGN CURRENCY TRANSLATION

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

                                AFFYMETRIX, INC.

                               DECEMBER 31, 1999

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    INVENTORIES

    Inventories are stated at the lower of cost (as determined by the first-in, first-out method) or market and consist of the following at December 31, 1999 and 1998 (in thousands):

                                                               1999       1998
                                                             --------   --------
Raw materials..............................................  $ 4,484     $1,775
Work in process............................................      706         70
Finished goods.............................................    6,172      1,431
                                                             -------     ------
    Total..................................................  $11,362     $3,276
                                                             =======     ======

    PROPERTY AND EQUIPMENT

    Property and equipment, including equipment under capital leases, are recorded at cost and are depreciated for financial reporting purposes using the straight-line method over the estimated useful lives of the assets ranging from three to twenty-five years. Leasehold improvements are amortized over the useful lives of the assets or the lease-term, whichever is shorter.

    STOCK-BASED COMPENSATION

    As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations, in accounting for its employee and director stock option and stock incentive plan. Under APB 25, if the exercise price of the Company's stock options is not less than the market price of the underlying stock on the date of grant, no compensation expense is recognized. Options granted to non-employees are accounted for using the Black-Scholes method prescribed by SFAS 123 and, in accordance with Emerging Issues Task Force Consensus No. 96-18, the options are subject to periodic re-valuation over their vesting terms.

    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

    Accounts payable and accrued liabilities as of December 31, 1999 and 1998, consist of the following (in thousands):

                                                              1999       1998
                                                            --------   --------
Accounts payable..........................................  $10,696    $ 7,334
Accrued compensation and related liabilities..............    3,631      1,213
Accrued interest on convertible subordinated notes........    2,221         --
Accrued sales and use tax.................................    1,143         --
Accrued warranty..........................................    1,522        937
Accrued legal.............................................    6,067      2,707
Other.....................................................    2,773        600
                                                            -------    -------
    Total.................................................  $28,053    $12,791
                                                            =======    =======

                                AFFYMETRIX, INC.

                               DECEMBER 31, 1999

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" ("SFAS 133") which provides a comprehensive and consistent standard for hedging activities. In June 1999, FASB issued Statement of Financial Accounting Standards No. 137 which defers the effective date of SFAS 133 to years beginning after June 15, 2000. The Company does not anticipate SFAS 133 to have an impact on its results of operations or financial condition when adopted.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101") which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with APB Opinion No. 20, "Accounting Changes." Such changes, if necessary, are required to be made by June 30, 2000. The Company is currently evaluating SAB 101 to determine whether it would have any material impact on the Company's results of operations.

    CONCENTRATIONS OF RISK

    Cash equivalents and investments are financial instruments that potentially subject Affymetrix to concentrations of risk to the extent of amounts recorded in the consolidated balance sheet. Corporate policy restricts the amount of credit exposure to any one issuer and to any one type of investment, other than securities issued by the United States Government.

    The Company has not experienced any significant credit losses from its accounts receivable, from grants or from collaborative research agreements, and none are currently expected. Affymetrix performs a regular review of its customer activity and associated credit risks and does not require collateral from its customers.

    Certain key parts of the GeneChip system, such as the scanner, certain reagent kits and lithographic masks as well as certain raw materials used in the synthesis of probe arrays, are currently available only from a single source or limited sources. No assurance can be given that scanners, reagents, lithographic masks or other components of the GeneChip system will be available in commercial quantities at acceptable costs. If the Company is required to seek alternative sources of supply, it could be time consuming and expensive. In 1998, the Company entered into an agreement with Agilent Technologies, Inc. ("Agilent Technologies") under which Agilent Technologies is required to supply all of the Company's forecasted requirements for scanners until February 2003 and the Company is required to purchase a minimum number of scanners from Agilent Technologies each year during the same period.

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

                               DECEMBER 31, 1999

NOTE 3--COLLABORATIVE AGREEMENTS AND GRANTS

    The Company has agreements with several entities to develop and test probe arrays for the detection of certain gene sequences, mutations or organisms. Under such agreements, the Company may receive a development fee and may receive milestone payments upon achievement of certain technical goals. The Company also has research agreements with several universities and research organizations. The Company generally obtains rights to intellectual property arising from these agreements. If a project is successful, generally the Company and the third-party collaborator would negotiate the right to commercialize products resulting from such project.

    AMERSHAM PHARMACIA BIOTECH, LTD. ("AMERSHAM PHARMACIA BIOTECH") AND AMERSHAM PHARMACIA BIOTECH, KK ("AMERSHAM PHARMACIA BIOTECH KK")

    In December 1997, the Company entered into a non-exclusive sales representation agreement with Amersham Pharmacia Biotech, Ltd. ("Amersham Pharmacia Biotech"). Under the agreement, Amersham Pharmacia Biotech's sales representatives solicit orders for Affymetrix' products from prospective customers in the pharmaceutical and biotechnology industries and the academic research community in North America and Western Europe. The Company pays Amersham Pharmacia Biotech transaction processing fees as well as a percentage of product sales up to a maximum annual amount as a sales agency fee. In July and December 1999 the Company terminated its sales representation agreement with Amersham Pharmacia Biotech in North America and Western Europe, respectively.

    In October 1998, the Company entered into a non-exclusive distribution agreement with Amersham Pharmacia Biotech, KK ("Amersham Pharmacia Biotech KK") for the marketing and sale of the Company's products in Japan. Under this agreement, Amersham Pharmacia Biotech KK purchases GeneChip technology directly from the Company and is responsible for marketing and selling the technology to its customers in Japan.

    BECKMAN COULTER, INC. ("BECKMAN")

    In July 1998, the Company entered into a series of agreements with Beckman that gave Beckman licenses to commercialize probe arrays manufactured using certain technologies other than light directed synthesis, and an original equipment manufacturer ("OEM") supply agreement for products that use the Company's GeneChip technology. Beckman will pay Affymetrix transfer prices and royalties on sales of these products as specified in the agreements. The agreements also provided Affymetrix with a path to obtain a license to commercialize DNA arrays under certain patents, including patents covering inventions by Professor Edwin Southern of Oxford University. In June 1999, the Company purchased the array business of Beckman that included a license to the Southern DNA array patents owned by Oxford Gene Technology ("OGT") of Oxford, England. OGT is contesting the transfer of this license (See "Legal Proceedings").

    Under the agreements, Affymetrix made a $5.9 million payment to Beckman and agreed to provide an additional $5.0 million in services, cash or stock to Beckman over the next seven years. The payments and obligations to Beckman were accounted for as the purchase of an intangible asset which will be amortized on a straight-line basis over its estimated useful life of 15 years.

                                AFFYMETRIX, INC.

                               DECEMBER 31, 1999

NOTE 3--COLLABORATIVE AGREEMENTS AND GRANTS (CONTINUED)
    BIOMERIEUX VITEK, INC. ("BIOMERIEUX")

    In September 1996, bioMerieux and Affymetrix entered into a five year collaborative development agreement and associated supply agreement to develop and commercialize DNA probe arrays using the Affymetrix GeneChip technology for clinical diagnostic kits for bacterial identification and antibiotic resistance analysis. The agreement provides for certain research funding, license and milestone payments. bioMerieux is also funding certain research activities at Affymetrix for a minimum of three years. Research revenue under this contract were approximately $0.6 million, $1.2 million and $3.4 million for the years ended December 31, 1999, 1998 and 1997, respectively. The associated research costs incurred approximated revenue for each of the years presented. Additionally, a manufacturing agreement was signed under which Affymetrix will manufacture GeneChip probe arrays for sale to bioMerieux. The agreement provides for royalties to Affymetrix on bioMerieux' sales of GeneChip probe arrays. In December 1997 and January 1998, bioMerieux and the Company expanded their collaboration to include the development of DNA probe arrays using the Affymetrix GeneChip technology for clinical diagnostics tests in the fields of HIV and food and industrial testing.

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

    In January 1998, the Company and GI entered into a three-year EasyAccess supply agreement under which the Company will supply GI with custom and standard probe arrays and related technical support on preferential terms in return for expected annual subscription fees, custom design fees and revenue from the sale of probe arrays. In February 1998, this EasyAccess agreement was expanded to include GI's parent, American Home Products, Inc.

    F. HOFFMANN-LA ROCHE LTD. ("ROCHE")

    In August 1997, the Company and Roche entered into a three-year EasyAccess supply agreement under which the Company will supply Roche with custom and standard probe arrays and related technical support on preferential terms in return for annual subscription fees, custom design fees and revenue from the sale of probe arrays.

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

                                AFFYMETRIX, INC.

                               DECEMBER 31, 1999

NOTE 3--COLLABORATIVE AGREEMENTS AND GRANTS (CONTINUED)
    In February 1998, the Company entered into collaboration with Roche Molecular Systems, Inc., a subsidiary of Roche, for the development of diagnostic products utilizing the Company's array technology. Under the terms of the agreement, the Company and Roche will co-develop mutually agreed upon products, Affymetrix will manufacture arrays for use in the products and Roche will market and sell the products. Under the terms of the agreement Roche and the Company are funding their respective work efforts as mutually agreed and will share revenues and profits based on specified terms in the agreement.

    ORCHID BIOSCIENCES, INC. ("ORCHID")

    In December 1999, Affymetrix and Orchid entered into an agreement to develop and commercialize single nucleotide polymorphism (SNP) genotyping assays that combine Orchid's proprietary GBA-Registered Trademark- primer extension technology with Affymetrix' new GenFlex-Registered Trademark- Tag array product offering from Arrymetrix.

    The first products to be commercialized by the alliance will include reagent kits for use with Affymetrix' GenFlex Tag array designed to perform thousands of user-defined SNP analyses. Orchid will develop and manufacture GBA primer extension reagent kits that are directed to defined sets of SNPs and that can be customized by the end user. Affymetrix will develop and manufacture the GenFlex Tag arrays. Affymetrix will distribute and provide marketing, sales and technical support for the standard and universal genotyping assays. Orchid will manufacture, supply and support custom kits for use on GenFlex Tag arrays developed and sold by Affymetrix. As part of the agreement, Affymetrix received a promissory note from Orchid in the principal amount of $2.5 million, which is convertible, under certain circumstances, into Orchid Series E Convertible Preferred Stock, par value $.001 per share. As of December 31, 1999, the transaction was accounted for as a short-term note receivable. In January 2000, the promissory note was converted into shares of Orchid Preferred Stock and Affymetrix purchased an additional $2.5 million of Series E Convertible Preferred Stock of Orchid.

    GOVERNMENT GRANT

    In October 1994, Affymetrix and Molecular Dynamics, Inc. ("Molecular Dynamics") were awarded a five-year matching grant for a total of $31.5 million under the Advanced Technology Program ("ATP") within the National Institute of Standards and Technology to develop a miniaturized DNA diagnostic device, of which approximately $10.7 million is available to Molecular Dynamics. Under the contract Affymetrix receives matching funding up to $20.8 million, some of which is used to fund activities at collaborating academic institutions and commercial partners. Affymetrix is to receive payments monthly based on costs incurred and has recognized revenue of $17.4 million through December 31, 1999. The ATP grant expired in January 2000 and is subject to audit by the granting authorities.

                                AFFYMETRIX, INC.

                               DECEMBER 31, 1999

NOTE 4--AVAILABLE-FOR-SALE SECURITIES

    The following is a summary of available-for-sale securities as of December 31, 1999 (in thousands):

                                                        GROSS UNREALIZED   GROSS UNREALIZED
                                               COST          GAINS              LOSSES        FAIR VALUE
                                             --------   ----------------   ----------------   ----------
U.S. Government obligations and U.S.
  Government agency securities.............  $ 28,049      $      --            $(252)         $ 27,798
U.S. Corporate securities..................   194,300             24             (378)          193,946
                                             --------      ---------            -----          --------
      Total securities.....................  $222,349      $      24            $(630)         $221,744
                                             ========      =========            =====          ========
Amounts included in:
    Cash equivalents.......................  $  7,976      $       4            $  --          $  7,980
    Available-for-sale securities..........   214,373             20             (630)          213,763
                                             --------      ---------            -----          --------
                                             $222,349      $      24            $(630)         $221,744
                                             ========      =========            =====          ========

    The following is a summary of available-for-sale securities as of December 31, 1998 (in thousands):

                                                         GROSS UNREALIZED   GROSS UNREALIZED
                                                COST          GAINS              LOSSES        FAIR VALUE
                                              --------   ----------------   ----------------   ----------
U.S. Government obligations and U.S.
  Government agency securities..............  $45,321          $324               $ (2)          $45,643
U.S. Corporate securities...................   33,511           127                (14)           33,624
                                              -------          ----               ----           -------
    Total securities........................  $78,832          $451               $(16)          $79,267
                                              =======          ====               ====           =======
Amounts included in:
    Short-term investments..................  $78,832          $451               $(16)          $79,267
                                              =======          ====               ====           =======

    The realized gains and losses on sales of available-for-sale securities were immaterial for the years ended December 31, 1999, 1998, and 1997.

    The following is a summary of the cost and estimated fair value of available-for-sale securities at December 31, 1999 and 1998, by contractual maturity (in thousands):

                                                                1999                     1998
                                                       ----------------------   ----------------------
                                                       AMORTIZED                AMORTIZED
                                                         COST      FAIR VALUE     COST      FAIR VALUE
                                                       ---------   ----------   ---------   ----------
Mature in one year or less...........................  $154,616     $154,444     $15,949      $16,037
Mature in one to three years.........................    67,733       67,300      62,883       63,230
                                                       --------     --------     -------      -------
    Total............................................  $222,349     $221,744     $78,832      $79,267
                                                       ========     ========     =======      =======

                                AFFYMETRIX, INC.

                               DECEMBER 31, 1999

NOTE 5--RELATED PARTY TRANSACTIONS

    GLAXO

    As mentioned in Note 1, Glaxo has a significant ownership interest in the Company. Pursuant to a Governance Agreement, Glaxo is entitled to appoint a specified number of directors to the Board of the Company depending on its ownership position. The Company has entered into research and supply agreements with Glaxo, resulting in revenue of $0.1 million in 1999, $0.5 million in 1998 and $1.7 million in 1997. In 1999, two Glaxo employees served as members of the Company's Board of Directors.

    EOS BIOTECHNOLOGY, INC. ("EOS")

    In April 1998, the Company entered into a series of agreements with Eos under which Eos became an EasyAccess supply customer of the Company. In return for granting Eos access to certain technology and licenses, the Company received 3,750,000 shares of Series C Preferred Stock and the right to name one director of Eos. In September 1999, the Company purchased an additional 76,923 shares of Series D Preferred Stock for approximately $0.1 million (at December 31, 1999, Affymetrix owns approximately 9% of EOS' outstanding equity). The shares received were recorded at zero value as Eos is a development stage entity and realization of this investment is uncertain. The shares are subject to repurchase by Eos in the event the Company does not fulfill its obligations under the EasyAccess supply agreement. For the years ended December 31, 1999 and 1998, the Company earned revenue of $0.3 million and $0.6 million, respectively, from EOS under the EasyAccess supply agreement.

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

    OPERATING LEASES

    Affymetrix leases laboratory, office and manufacturing facilities, and equipment under noncancelable operating leases which expire at various times through 2004. Rent expense related to operating leases was approximately $2.2 million in 1999, $1.7 million in 1998 and $1.4 million in 1997.

                                AFFYMETRIX, INC.

                               DECEMBER 31, 1999

NOTE 6--COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Future minimum lease obligations at December 31, 1999 under all leases are as follows (in thousands):

                                                             CAPITAL    OPERATING
                                                              LEASES     LEASES
                                                             --------   ---------
2000.......................................................   $ 280      $ 3,330
2001.......................................................      --        3,316
2002.......................................................      --        3,371
2003.......................................................      --        2,271
2004.......................................................      --        1,121
                                                              -----      -------
Total minimum lease payments...............................     280      $13,409
                                                                         =======
Less amount representing interest..........................     (19)
                                                              =====
Present value of minimum lease payments....................     261
Less current portion.......................................    (261)
                                                              =====
Noncurrent obligation under capital lease..................   $  --
                                                              =====

    LITIGATION

    Affymetrix is a party to significant litigation, which will consume substantial financial and managerial resources and which could adversely affect its business, financial condition and results of operations. Further, because of the substantial amount of discovery required in connection with any such litigation, there is a risk that confidential information could be compromised by disclosure.

    On March 3, 1997, Hyseq, Inc. ("Hyseq") filed a lawsuit in United States District Court for the Northern District of California (San Jose Division) alleging that Affymetrix' products infringe United States Patents 5,202,231, or '231, and 5,525,464 or '464. In addition, in December 1997, Hyseq filed a second action claiming that Affymetrix' products infringe a related patent, United States Patent 5,695,940, '940. On August 18, 1998, Affymetrix filed a lawsuit in United States District Court for the Northern District of California (San Francisco Division) against Hyseq alleging infringement of U.S. Patent Nos. 5,795,716, or '716, and 5,744,305, or '305. On September 1, 1998, Affymetrix
added its U.S. Patent No. 5,800,992, or '992, to the complaint of infringement against Hyseq. On October 26, 1999, Hyseq filed a third action in United States District Court for the Northern District of California (San Francisco Division) claiming that Affymetrix' products infringe a related patent, United States Patent 5,972,619, or '619. The action also requests a declaration that the '716 Patent is invalid based on the '619 Patent. On November 23, 1998, Hyseq filed an answer to Affymetrix' complaint, alleging that Affymetrix' three asserted patents are invalid. On October 26, 1999, the United States District Court for the Northern District of California issued a Claims Construction Order interpreting various terms of the '231, '464, and '940 Patents.

    On June 4, 1999, Oxford Gene Technology, Ltd. ("OGT") filed suit against Affymetrix in the United States District Court for the District of Delaware and in the United Kingdom alleging infringement of United States Patent 5,700,637 and European Patent 0-373-203, respectively. On June 4, 1999, an asset transfer agreement with Beckman became effective, giving Affymetrix access to

                                AFFYMETRIX, INC.

                               DECEMBER 31, 1999

NOTE 6--COMMITMENTS AND CONTINGENCIES (CONTINUED)
Beckman's microarray business, including licenses to United States Patent 5,700,637 and European Patent 0-373-203. On June 17, 1999, Affymetrix filed a complaint in the United States District Court for the Northern District of California asking for, among other things, a declaration that Affymetrix has a valid license to use the patents and that, in light of this license, Affymetrix is not infringing on these patents. This case has been consolidated with the Delaware action. In the UK action, Affymetrix has counterclaimed for revocation of this patent and OGT has applied to amend the patent. The patent infringement issues have been stayed pending resolution of whether Affymetrix and Affymetrix UK Limited have a license under the patent as a result of the purchase of Beckman's microarray business. In February, 2000, the High Court of Justice, Chancery Division, Patent Court held a hearing on the issue of whether Affymetrix UK had a valid license. A decision on this hearing is anticipated shortly. In addition, in February 2000, OGT asserted that Affymetrix and Beckman were in breach of this license.

    The Hyseq and the OGT actions seek damages based on the sale of Affymetrix' products and processes and seek to enjoin commercial activities relating to those products and processes. In addition to subjecting Affymetrix to potential liability for damages, these actions, and any other similar legal actions against Affymetrix or its collaborative partners, could require Affymetrix or its collaborative partners to obtain a license in order to continue to manufacture, market or use the affected products and processes. While Affymetrix believes that the Hyseq and OGT complaints are without merit, Affymetrix may not prevail in these actions and Affymetrix or its collaborative partners may not prevail in any other related action. Moreover, in the event Affymetrix does not prevail in the Hyseq and OGT actions and Affymetrix, its partners or its customers are required to obtain a license to continue to manufacture, market or use the affected products and processes, Affymetrix, its partners or its customers may not be able to obtain such a license on commercially acceptable terms, if at all. Furthermore, Affymetrix has expended and is likely to continue to expend substantial financial and managerial resources in defending against the claims filed by Hyseq and OGT.

    On January 6, 1998, Affymetrix filed a patent infringement action in the United States District Court for the District of Delaware (No. 98-6) alleging that certain of Incyte Pharmaceuticals, Inc.'s ("Incyte") and Synteni, Inc.'s ("Synteni") products infringe United States Patent 5,445,934, or '934. On September 1, 1998, Affymetrix filed a complaint against Incyte and Synteni in Federal District Court in Delaware alleging infringement of the '305 Patent and the '992 Patent. These actions were transferred to the United States District Court for the Northern District of California on November 18, 1998, as case numbers C98-4507 and C98-4508, respectively. The actions seek to enjoin commercial activities of Incyte and Synteni relating to Affymetrix' patents and, in regard to the '992 Patent, sought a preliminary injunction. Incyte and Synteni moved for summary judgment that certain claims of the '992 Patent were invalid. On May 4, 1999, the Court denied Affymetrix' motion for preliminary injunction and denied Incyte/Synteni's motion for summary judgment.

    In the High Court of Justice, Chancery Division, Patents Court, OGT has applied in the United Kingdom to revoke Affymetrix' EP (UK) 0-619-321 Patent (related to certain DNA arrays). This revocation action also includes an application to revoke Affymetrix's related United Kingdom Patent GB 2248840. Revocation and infringement actions typically are resolved in the first instance in about twelve to eighteen months. The underlying patents can be declared valid, invalid, or partially valid, often with claim amendments submitted during the course of the proceedings.

                                AFFYMETRIX, INC.

                               DECEMBER 31, 1999

NOTE 6--COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Affymetrix may not prevail in asserting its patent rights against Hyseq, Incyte, Synteni or others. Affymetrix has expended and is likely to continue to expend substantial financial and managerial resources in asserting its patent rights against Hyseq, Incyte, Synteni and others. Affymetrix' failure to successfully enforce its patent rights or the loss of these patent rights or others would remove a legal obstacle to competitors in designing probe array systems with similar competitive advantages to Affymetrix' GeneChip technology. The removal of such barriers could have a material adverse effect on Affymetrix' business, financial condition and results of operations.

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

    The United States Patent and Trademark Office, or USPTO, notified Affymetrix that Stanford University presented claims that relate to substantially the same subject matter as certain claims from the '992 Patent and all of the claims of the '305 Patent. The Stanford application is alleged to be exclusively licensed to Incyte. The USPTO notified Affymetrix on April 2, 1999 that it had declared an interference proceeding relating to these patents and claims of patents. The USPTO conducted proceedings to determine the priority of these claims and determined that Incyte/Synteni did not meet the burden of proof required to establish a case that the claims should be further evaluated in a full interference proceeding. Incyte/Synteni has appealed this decision. In United States District Court for the Northern District of California (case number C99-2111). Affymetrix has expended, and expects in the future to continue to expend, substantial financial and managerial resources as a result of these proceedings. Moreover, Affymetrix may not prevail in such proceedings or in similar proceedings relating to those or other patents. Affymetrix may not prevail in the appeal of the Incyte/Synteni interference proceedings. A failure to prevail could result in Affymetrix' inability to commercialize its products and also would enable others to copy aspects of Affymetrix' products.

                                AFFYMETRIX, INC.

                               DECEMBER 31, 1999

NOTE 6--COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Affymetrix' intellectual property outside of the United States is expected to be subject to significant additional administrative and litigation actions. For example, in Europe and Japan, third parties are expected to oppose significant patents owned or controlled by Affymetrix. Currently, OGT, Incyte, Multilyte Ltd. and ProtoGene Laboratories, Inc. filed oppositions against Affymetrix' EP 0-619-321 Patent in the European Patent Office. This procedure will result in the patent being either upheld in its entirety, allowed to grant in amended form in designated European countries, or revoked.

    Affymetrix expects in the future to expend substantial financial and managerial resources as a result of these proceedings. A failure to prevail could result in an inability to commercialize its products and also would enable others to copy aspects of its products.

NOTE 7--CONVERTIBLE SUBORDINATED NOTES

    On September 22, 1999, the Company completed the sale of $150 million principal amount of 5% convertible subordinated notes due 2006 (the "5% Notes"). The 5% Notes mature on October 1, 2006 and bear interest at a rate of 5% per annum, which is payable semi-annually on April 1 and October 1. The 5% Notes are convertible, at any time prior to maturity or redemption, into shares of the Company's common stock at a conversion price of $123.00 per share, subject to adjustment. The Company can redeem some or all of the 5% Notes at any time after October 7, 2002, and the debt holder has a right to require the Company to purchase all or a portion of the 5% Notes upon a change in control. The 5% Notes are subordinated to all of the Company's existing and future senior indebtedness. The fair value of the 5% Notes at December 31, 1999 was $223.3 million, based on the market value in the PORTAL market where the 5% Notes are traded.

NOTE 8--CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

    SALE OF COMMON STOCK

    On March 15, 1999, the Company completed the private placement of 1,000,000 shares of common stock for an aggregate purchase price of $32.5 million to the Growth Fund of America, Inc., which is managed by Capital Research and Management Company. The Company filed a registration statement with respect to these shares on July 12, 1999.

    CONVERTIBLE REDEEMABLE PREFERRED STOCK

    On August 5, 1999, Glaxo elected to convert its 1,634,522 shares of Series AA Convertible Redeemable Preferred Stock purchased in April 1998 into 1,257,229 shares of Affymetrix common stock at the original conversion price of approximately $40 per share.

    COMMON STOCK WARRANTS

    During 1999, outstanding warrants to purchase 203,881 shares of common stock at $8.25 per share and 12,542 shares at $25.00 per share were exercised in full. At December 31, 1999, the Company had no warrants outstanding.

                                AFFYMETRIX, INC.

                               DECEMBER 31, 1999

NOTE 8--CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (CONTINUED)
    STOCKHOLDER RIGHTS PLAN

    On October 15, 1998, the Board of Directors of the Company declared a dividend of (i) one preferred share purchase right (a "Right") for each outstanding share of common stock of the Company, and (ii) a number of Rights for each share of Series AA Preferred Stock of the Company equal to the number of shares of common stock into which such share of Series AA Preferred Stock was convertible. The dividend is payable on October 27, 1998 (the "Record Date") to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series B Junior Participating Preferred Stock, par value $.01 per share, of the Company (the "Series B Preferred Stock") at a price of $125.00 per one one-thousandth of a share of Series B Preferred Stock, subject to adjustment. The Rights will be exercisable if a person or group hereafter acquires beneficial ownership of 15% or more of the common stock of the Company or announces a tender offer for 15% or more of the common stock. The Board of Directors will be entitled to redeem the Rights at one cent per Right at any time before any such person hereafter acquires beneficial ownership of 15% or more of the outstanding common stock. If a person or group hereafter acquires 15% or more of the outstanding common stock of the Company, each Right will entitle its holder to purchase, at the Right's exercise price, a number of shares of common stock having a market value at that time of twice the Right's exercise price. Rights held by the 15% holder will become void and will not be exercisable to purchase shares at the bargain purchase price. If the Company is acquired in a merger or other business combination transaction after a person acquires 15% or more of the Company's common stock, each Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of the acquiring company's common shares having a market value at that time of twice the Right's exercise price. Glaxo, which currently owns in excess of 15% of the aggregate voting power of the common stock will not become an "Acquiring Person" until it acquires beneficial ownership of additional shares of common stock. The Rights will expire in ten years. In February 2000, this plan was amended (See "Subsequent Events").

    STOCK OPTION AND BENEFIT PLANS

    In 1993, the Board adopted the Affymetrix 1993 Stock Plan (the "Stock Plan") under which incentive stock options, nonqualified stock options and purchase rights may be granted to employees and outside consultants. Options granted under the Stock Plan expire no later than ten years from the date of grant. The option price shall be at least 100% of the fair value on the date of grant (110% in certain circumstances), as determined by the Board of Directors. Options may be granted with different vesting terms from time to time but not to exceed five years from the date of grant. As of December 31, 1999, a total of 5,200,000 shares of common stock have been reserved for issuance under the Stock Plan and no shares were subject to repurchase by the Company.

    In March 1996, the Board adopted the 1996 Nonemployee Directors Stock Option Plan (the "Directors Plan"). There are 300,000 shares of common stock reserved for issuance under the Directors Plan. Only nonemployee directors of the Company are eligible to participate in the Directors Plan and only nonstatutory stock options can be granted.

                                AFFYMETRIX, INC.

                               DECEMBER 31, 1999

NOTE 8--CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (CONTINUED)
    On September 29, 1998, the Board of Directors of the Company adopted a Stock Incentive Plan for employees by providing for awards in the form of restricted shares or nonqualified stock options. The aggregate number of options and restricted shares shall not exceed 1,000,000.

    Activity under the stock plans through December 31, 1999 is as follows:

                                                         OUTSTANDING OPTIONS
                                                     ----------------------------
                                                                     WEIGHTED
                                                     NUMBER OF   AVERAGE EXERCISE
                                                      SHARES     PRICE PER SHARE
                                                     ---------   ----------------
Balance at December 31, 1996.......................  2,231,943        $ 0.60
  Options granted..................................  1,000,000         29.40
  Options exercised................................   (253,074)         0.93
  Options canceled.................................    (27,560)         8.58
                                                     ---------
Balance at December 31, 1997.......................  2,951,309         11.26
                                                     ---------
  Options granted..................................    892,900         26.34
  Options exercised................................   (230,464)         1.21
  Options canceled.................................   (510,158)        28.07
                                                     ---------
Balance at December 31, 1998.......................  3,103,587         13.58
                                                     ---------
  Options granted..................................  1,784,750         49.09
  Options exercised................................   (699,330)         9.45
  Options canceled.................................   (181,594)        23.01
                                                     ---------
Balance at December 31, 1999.......................  4,007,413        $29.68
                                                     =========

                                    OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                       ----------------------------------------------   --------------------------
                                       WEIGHTED-         WEIGHTED-                    WEIGHTED-
                                   AVERAGE REMAINING      AVERAGE                      AVERAGE
      RANGE OF                     CONTRACTUAL LIFE    EXERCISE PRICE               EXERCISE PRICE
  EXERCISE PRICES       NUMBER        (IN YEARS)         PER SHARE       NUMBER       PER SHARE
--------------------   ---------   -----------------   --------------   ---------   --------------
$0.30 -   0.67......     996,909          5.59             $ 0.64         747,136       $ 0.63
 4.80 -  25.37......     674,471          7.85              21.94         117,593        19.91
25.66 -  35.87......     954,783          8.16              30.06         140,091        29.97
36.01 -  48.87......   1,155,750          9.46              47.55              --           --
49.44 -  79.50......      72,750          9.54              64.77              --           --
82.00 - 187.37......     152,750          9.80              99.12              --           --
                       ---------                                        ---------
                       4,007,413          7.93             $29.68       1,004,820       $ 6.98
                       =========                                        =========

    For options granted through June 6, 1996, Affymetrix recognized an aggregate of $3.2 million as deferred compensation for the excess of the deemed fair value for financial statement presentation purposes of the common stock issuable on exercise of such options over the exercise price. The deferred compensation expense is being recognized over the vesting period of the options.

                                AFFYMETRIX, INC.

                               DECEMBER 31, 1999

NOTE 8--CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (CONTINUED)

    In accordance with the provisions of SFAS 123, the Company is disclosing pro forma information regarding net loss and net loss per share as if the Company had accounted for its stock based compensation plans under the fair value method of SFAS 123.

    The fair value of options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 1999, 1998 and 1997: risk free interest rate of 6.5%, 4.7% and 5.4%, respectively; a dividend yield of zero; volatility factors of the market price of the Company's common stock price of 0.58, 0.54 and 0.55, respectively; and a weighted average expected option term of one year from vested date.

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

    Based on this calculation, the weighted average fair value of options granted during 1999, 1998 and 1997 was $23.62, $11.22 and $14.01, respectively. For purposes of pro forma disclosures the estimated fair value of the options in excess of the expense recognized in conjunction with the amortization of deferred compensation is amortized to expense over the options' vesting period, generally five years. The Company's pro forma information as of December 31, 1999, 1998 and 1997 is as follows (in thousands except per share amounts):

                                                   1999       1998       1997
                                                 --------   --------   --------
Pro forma net loss attributable to Common
  Stockholders.................................  $(39,069)  $(29,471)  $(26,515)
Pro forma basic and diluted net loss per common
  share........................................  $  (1.59)  $  (1.29)  $  (1.17)

    The pro forma information above is not representative of the effects on potential pro forma effects on results for future years.

        RESERVED SHARES

    At December 31, 1999, shares reserved for future issuance are as follows:

Stock option plans:
  Options outstanding.......................................  4,007,413
  Options available for future grants.......................    623,493
  Convertible subordinated notes............................  1,219,515
                                                              ---------
                                                              5,850,421
                                                              =========

                                AFFYMETRIX, INC.

                               DECEMBER 31, 1999

NOTE 9--INCOME TAXES

    Due to operating losses and the Company's inability to recognize an income tax benefit from these losses, there is no provision for income taxes for 1999, 1998 and 1997.

    The difference between the provision for income taxes and the amount computed by applying the Federal statuory income tax rate (35%) to income before taxes is explained as follows (in thousands):

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Tax at Federal statutory rate...............................  $(8,080)   $(8,095)   $(7,884)
Loss for which no tax benefit is currently recognizable.....    8,080      8,095      7,884
                                                              -------    -------    -------
Total provision.............................................  $    --    $    --    $    --
                                                              =======    =======    =======

    Significant components of the Company's deferred tax assets as of December 31, 1999 and 1998 are as follows (in thousands):

                                                            1999       1998
                                                          --------   --------
Deferred tax assets:
  Net operating loss carryforwards......................  $ 40,100   $ 26,500
  Tax credit carryforwards..............................     7,100      3,000
  Capitalized research and development..................     4,300      2,400
  Deferred revenue......................................     2,700      1,000
  Other-net.............................................     5,500      3,100
                                                          --------   --------
Total deferred tax assets...............................    59,700     36,000
Valuation allowance for deferred tax assets.............   (59,700)   (36,000)
                                                          --------   --------
Net deferred tax assets.................................  $     --   $     --
                                                          ========   ========

    SFAS No. 109, "Accounting for Income Taxes," provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company's historical operating performance and the reported cumulative net losses in all prior years, the Company has provided a full valuation allowance against its net deferred tax assets. The valuation allowance increased by $23.7 million, $10.3 million and $11.0 million during 1999, 1998 and 1997, respectively. Included in the valuation allowance balance is $15.3 million related to the exercise of stock options, which are not reflected as an expense for financial reporting purposes. Accordingly, any future reduction in the valuation allowance relating to this amount will be credited directly to equity and not reflected as an income tax benefit in the statement of operations.

    As of December 31, 1999, the Company has federal and state net operating loss carryforwards of approximately $116.9 million and $6.1 million, respectively, which will expire at various dates beginning in 2000 through 2019, if not utilized. In addition, the Company has federal and state research and development credit carryforwards of approximately $4.6 million and $3.1 million, respectively, which expire at various dates beginning in 2007 through 2019, if not utilized. Utilization of the net operating loss and tax credits may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar provisions. Management believes the

                                AFFYMETRIX, INC.

                               DECEMBER 31, 1999

NOTE 9--INCOME TAXES (CONTINUED)
effect of such limitations will not result in the expiration of the net operating loss and tax credit carry forwards before utilization.

NOTE 10--GEOGRAPHIC SALES AND SIGNIFICANT CUSTOMERS

    The Company has determined that, in accordance with Statement of Financial Accounting Standards No. 133, it operates in one segment as it only reports profit and loss information on an aggregate basis to chief operating decision makers of the Company. The Company had product sales by region as follows for the years ended December 31, 1999, 1998 and 1997 (in thousands):

                                                                1999       1998       1997
                                                              --------   --------   --------
Customer location:
  United States.............................................  $56,933    $27,049     $4,710
  Europe....................................................   20,503      7,649         79
  Other.....................................................    8,640      1,946         --
                                                              -------    -------     ------
  Total.....................................................  $86,076    $36,644     $4,789
                                                              =======    =======     ======

    Revenue from customers representing 10% or more of total revenue during 1999, 1998 and 1997 is as follows:

                                                               1999       1998       1997
                                                             --------   --------   --------
CUSTOMER:
  A........................................................     --         --         23%
  B........................................................     10%        16%        10%
  C........................................................     --         --         17%
  D........................................................     --         --         17%
  E........................................................     12%        20%        --

NOTE 11--401(K) PLAN

    The Company maintains a defined-contribution savings plan under
Section 401(k) of the Internal Revenue Code. The plan covers substantially all full-time U.S. employees. Participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. Beginning in 1998, the Company matched employee contributions according to a specified formula. The Company's matching contributions totaled $0.9 million in 1999, $0.6 million in 1998 and none in 1997. Company contributions vest to employees ratably over five years.

NOTE 12--SUBSEQUENT EVENTS (UNAUDITED)

        STOCKHOLDER RIGHTS PLAN

    In February 2000, the Company's Board of the Directors approved an amendment to its to stockholder rights plan initially adopted in 1998. The amendment increases the exercise price of the Preferred Share Purchase Rights to $1,250.00 and extends the expiration date of the plan to February 2010. Under the amended plan, each Preferred Share Purchase Right entitles stockholders to

                                AFFYMETRIX, INC.

                               DECEMBER 31, 1999

NOTE 12--SUBSEQUENT EVENTS (UNAUDITED) (CONTINUED) buy one one-thousandth of a share of Series B Junior Participating Preferred Stock of the Company at the new exercise price of $1,250.00. The Rights will be exercisable if a person or group acquires beneficial ownership of 15% or more of the common stock of the Company or announces a tender offer for 15% or more of the common stock.

        CONVERTIBLE SUBORDINATED NOTES

    In February 2000, the Company completed the sale of $225 million principal amount of 4.75% convertible subordinated notes due 2007 (the "4.75% Notes"). The 4.75% Notes mature on February 15, 2007 and bear interest at a rate of 4.75% per annum, which is payable semi-annually. The 4.75% Notes are convertible, at any time prior to maturity or redemption, into shares of the Company's common stock at a conversion price of $321.00 per share, subject to adjustment. The Company can redeem some or all of the 4.75% Notes at any time after February 20, 2003 and the debt holder has a right to require the Company to purchase all or a portion of the 4.75% Notes upon a change in control. The 4.75% Notes are subordinated to all of the Company existing and future senior indebtedness.

        GENETIC MICROSYSTEMS, INC. ("GMS")

    In February 2000, Affymetrix completed its merger with GMS, a privately-held instrumentation company specializing in DNA array technology in Woburn, Massachusetts. Under the terms of the merger, all outstanding shares of GMS common and preferred stock were converted into 969,899 shares of the Company's common stock at an exchange ratio of 0.2815 Affymetrix share for each GMS share. In addition, Affymetrix assumed all outstanding GMS options and warrants. At the date of consummation, GMS had an aggregate of 100,101 options and warrants outstanding.

    The merger is expected to be accounted for as a pooling of interest, and, accordingly, the Company's financial statements and financial data will be restated in 2000 to include the accounts and operations of GMS since inception. The following unaudited pro forma data summarizes the combined results of the Company and GMS as though the merger had occurred at the beginning of each period presented:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                (IN THOUSANDS, EXCEPT PER
                                                                      SHARE AMOUNTS)
Revenues....................................................  $108,947   $ 52,413   $ 19,765
Net loss....................................................   (25,504)   (22,780)   (26,800)
Basic and diluted net loss per common share.................  $  (1.15)  $  (1.01)  $  (1.24)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Incorporated by reference to the sections of the Company's proxy statement for the 2000 Annual Meeting of Stockholders entitled "Election of Directors."

ITEM 11.  EXECUTIVE COMPENSATION

    Incorporated by reference to the sections of the Company's proxy statement for the 2000 Annual Meeting of Stockholders entitled "Executive Compensation," "Compensation Committee Report," "Certain Transactions" and "Compensation of Directors."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated by reference to the section of the Company's proxy statement for the 2000 Annual Meeting of Stockholders entitled "Stock Ownership of Principal Shareholders and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated by reference to the section of the Company's proxy statement for the 2000 Annual Meeting of Shareholders entitled "Certain Transactions."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements-See Index to Financial Statements and Financial Statement Schedule at page 40 of this Form 10-K.

(a)(2) Financial Statement Schedule-Schedule II-Valuation and Qualifying Accounts. All other schedules have been omitted as they are not applicable.

(a)(3) Exhibits:

  EXHIBIT
   NUMBER                       DESCRIPTION OF DOCUMENT
------------  ------------------------------------------------------------
      (1)2.1  Agreement and Plan of Merger, dated as of September 10,
              1999, among Affymetrix, Inc., GMS Acquisition, Inc. and
              certain shareholders
      (2)3.1  Amended and Restated Certificate of Incorporation
      (3)3.2  Bylaws
      (4)3.3  Agreement and Plan of Merger Between Affymetrix, Inc., a
              California corporation, and Affymetrix, Inc., a Delaware
              corporation
      (5)3.4  Summary of Rights to Purchase Shares of Preferred Stock
              pursuant to the Rights Agreement dated as of October 15,
              1998
      (6)4.1  Rights Agreement, dated October 15, 1998, between
              Affymetrix, Inc. and American Stock Transfer & Trust
              Company, as Rights Agent
      (7)4.2  Indenture dated as of September 22, 1999, between
              Affymetrix, Inc. and The Bank of New York, as Trustee
         4.3  Indenture, dated as of February 14, 2000, between
              Affymetrix, Inc. and The Bank of New York, as Trustee
         4.4  Registration Rights Agreement, dated as of February 14,
              2000, between Affymetrix, Inc. and certain purchasers listed on the signature page thereto
   + (8)10.1  1993 Stock Plan, as amended
   + (8)10.2  1996 Nonemployee Directors Stock Option Plan
    *(8)10.3  Collaboration Agreement by and between Hewlett-Packard
              Company and Affymetrix, Inc. dated November 11, 1994
    *(8)10.4  Development and Supply Agreement between Affymetrix, Inc.
              and Genetics Institute, Inc. dated November 15, 1994
    *(8)10.5  Supply Agreement with Genetics Institute, Inc. dated
              December 8, 1995
    *(8)10.6  Technology License Agreement among Affymax N.V., Affymax
              Technologies, N.V., the Affymax Research Institute, and
              Affymetrix, Inc. dated January 1, 1993
   + (8)10.7  Severance Agreement and Release between Affymetrix, Inc. and
              David B. Singer dated June 15, 1995
   + (8)10.8  Loan and Pledge Agreement between David B. Singer and
              Affymetrix, Inc. effective December 7, 1993
    *(8)10.9  ATP Participation Agreement between Affymetrix, Inc. and
              Molecular Dynamics, Inc. dated January 12, 1995 pursuant to the National Institute of Standards and Technology's
              Advanced Technology Program.
    (8)10.10  Amendment 1 to the ATP Participation Agreement between
              Affymetrix, Inc. and Molecular Dynamics, Inc. effective
              January 13, 1996
   *(8)10.11  Governance Agreement between Affymetrix, Inc. and Glaxo
              Wellcome plc dated July 6, 1995

    (8)10.12  Services Agreement between Affymax Research Institute and
              Affymetrix, Inc. effective October 1, 1993
    (8)10.13  Loan Agreement between Affymax Technologies N.V. and
              Affymetrix, Inc. dated December 1, 1994
    (8)10.14  Lease between Solar Oakmead Joint Venture and Affymetrix,
              Inc. dated October 20, 1995
    (8)10.15  Sublease between Salutar, Inc. and Affymetrix, Inc. dated
              October 20, 1995
    (8)10.16  Sublease between Affymax Research Institute and Affymetrix,
              Inc. dated February 1, 1994
   *(8)10.17  Manufacturing and Supply Agreement between Affymetrix, Inc.
              and RELA, Inc. dated November 27, 1995
  +*(8)10.18  Loan and Pledge Agreement between Stephen P.A. Fodor and
              Affymetrix, Inc. effective December 7, 1993
  +*(8)10.19  Agreement between Stephen P.A. Fodor and Affymetrix, Inc.
              dated November 1, 1994
  +*(8)10.20  Form of Director and Officer Indemnification Agreement
   *(8)10.21  Demonstration Agreement between Affymetrix, Inc. and Glaxo
              Wellcome, Inc. dated May 1, 1996
    (8)10.22  Lease between Harry Locklin and Affymetrix, Inc. dated
              December 5,1994
    (9)10.23  Lease between Sobrato Interest and Affymetrix, Inc. dated
              May 31, 1996 (3380 Central Expressway, Santa Clara, CA)
    (9)10.24  Lease between Sobrato Interest and Affymetrix, Inc. dated
              May 31, 1996 (3450 Central Expressway, Santa Clara, CA)
  *(10)10.25  Collaboration Agreement between bioMerieux Vitek, Inc. and
              Affymetrix, Inc. effective as of September 1, 1996
  *(10)10.26  Manufacturing Agreement between bioMerieux Vitek, Inc. and
              Affymetrix, Inc. effective as of September 1, 1996
  *(10)10.27  Collaboration Agreement between Incyte Pharmaceuticals, Inc.
              and Affymetrix, Inc. made as of November 11, 1996
  *(11)10.28  Supply Agreement among F. Hoffmann-La Roche Ltd., Hoffmann
              La-Roche Inc., Syntex (U.S.A.) Inc. and Affymetrix, Inc.
              effective as of August 15, 1997
  *(12)10.29  Sales Representation Agreement between Affymetrix, Inc. and
              Amersham Pharmacia Biotech, Ltd. Dated November 28, 1997
  *(12)10.30  License Agreement between Affymetrix, Inc. and Molecular
              Dynamics, Inc. dated November 28, 1997
   (13)10.31  Series AA Preferred Stock Purchase Agreement dated March 9,
              1998 by and between Affymetrix, Inc. and Glaxo Wellcome
              Americas, Inc. with exhibits.
  *(14)10.32  Agreement between Affymetrix, Inc. and Roche Molecular
              Systems, Inc. effective as of April 23, 1998
  *(14)10.33  Agreement between Affymetrix, Inc. and Enzo Diagnostics,
              Inc. effective as of April 24, 1998.
  *(15)10.34  Consortium Agreement between Beckman Coulter, Inc. and the
              Company dated July 31, 1998.
  *(15)10.35  Letter Agreement between Beckman Coulter, Inc. and the
              Company dated July 29, 1998
      +10.36  1998 Stock Incentive Plan (Incorporated by reference)
      +10.37  Form of Officer and Director Indemnification Agreement
              (Incorporated by reference)
      +10.38 Promissory Note between Karen H. Haynes and the Company dated February 26, 1999 (Incorporated by reference)
      +10.39 Promissory Note between Stephen P. A. Fodor and the Company dated April 27, 1997 (Incorporated by reference)
      +10.40  Promissory Note between Sue Siegel and the Company dated
              July 9, 1998 (Incorporated by reference)
      +10.41  Promissory Note between Rich Rava and the Company dated
              April 3, 1997 (Incorporated by reference)

   (16)10.42  Lease Agreement by and between the Company and Aetna Life
              Insurance Company dated as of July 30, 1999
   (17)10.43  Promissory Note between Sue Siegel and the Company dated
              July 9, 1999
   (18)10.44  Amendment to Lease by and between Affymetrix, Inc. and Harry
              Locklin dated as of May 12, 1999
   (19)10.46  First Addendum to Lease by and between Solar Oakmead Joint
              Venture and Affymetrix, Inc.
   (20)10.47  Amendment No. 1 to the 1996 Nonemployee Directors Stock
              Option Plan of Affymetrix, Inc.
          21  List of Subsidiaries
          23  Consent of Ernst & Young LLP, Independent Auditors
          27  Financial Data Schedule

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

 (4) Incorporated by reference to Exhibit 2.1 filed with Registrant's Form 8-K as filed on September 29, 1998 (File No. 000-28218).

 (5) Incorporated by reference to Exhibit 3.3 filed with Registrant's Form 8-K as filed on October 16, 1998 (File No. 000-28218).

 (6) Incorporated by reference to Exhibit 1 of the Registrant's Form 8-A as filed on October 16, 1998 (file No. 000-28218).

 (7) Incorporated by reference to the Registrant's registration statement on Form S-4 as filed on October 14, 1999 (File No. 333-88987).

 (8) Incorporated by reference to the same number exhibit filed with Registrant's Registration Statement on Form S-1 (File No. 333-3648), as amended.

 (9) Incorporated by reference to the same number exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (File No. 000-28218).

 (10) Incorporated by reference to the same number exhibit filed with the Company's Report on Form 10-K for the year ended December 31, 1996 (File No. 000-28218).

 (11) Incorporated by reference to the Exhibit 10.1 filed with the Registrant's Registration Statement on Form S-3 (File No. 333-38167).

 (12) Incorporated by reference to the same number exhibit filed with the Registrant's Report on Form 10-K for the year ended December 31, 1997 as filed on March 31, 1998 (File No. 000-28218).

 (13) Incorporated by reference to the Exhibit 10 filed with the Company's Current Report on Form 8-K dated March 24, 1998 (File No. 000-28218).

 (14) Incorporated by reference to the same number exhibit filed with Registrant's Form 10-Q as filed on August 14, 1998 (File No. 000-28218).

 (15) Incorporated by reference to the same number exhibit filed with Registrant's Form 10-Q as filed on November 17, 1998 (File
      No. 000-28218).

 (16) Incorporated by reference to the same number exhibit filed with Registrant's Form 10-Q as filed on August 16, 1999 (File No. 000-28218).

 (17) Incorporated by reference to the Exhibit 10.10 filed with Registrant's Registration Statement on Form S-3 (File No. 333-82685).

 (18) Incorporated by reference to the Exhibit 10.11 filed with Registrant's Registration Statement on Form S-3 (File No. 333-82685).

 (19) Incorporated by reference to the Exhibit 10.12 filed with Registrant's Registration Statement on Form S-3 (File No. 333-82685).

 (20) Incorporated by reference to the Exhibit 10.13 filed with Registrant's Registration Statement on Form S-3 (File No. 333-82685).

*   Confidential treatment granted

+   Management contract, compensatory plan or arrangement

    (b) Reports on Form 8-K.

    None.

                                AFFYMETRIX, INC.
                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                            BALANCE AT    CHARGED TO   CHARGED TO                 BALANCE
                                           BEGINNING OF   COSTS AND      OTHER                   AT END OF
                                              PERIOD       EXPENSES     ACCOUNTS    DEDUCTIONS    PERIOD
                                           ------------   ----------   ----------   ----------   ---------
Year ended December 31, 1999:
  Allowance for doubtful accounts........      $408          $567      $      --    $      --      $975
                                               ====          ====      =========    =========      ====
Year ended December 31, 1998:
  Allowance for doubtful accounts........      $300          $108      $      --    $      --      $408
                                               ====          ====      =========    =========      ====
Year ended December 31, 1997:
  Allowance for doubtful accounts........      $ --          $300      $      --    $      --      $300
                                               ====          ====      =========    =========      ====

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          AFFYMETRIX, INC.
                                                          (Registrant)

March 30, 2000                                            By        /s/ STEPHEN P.A. FODOR, PH.D.
                                                               ---------------------------------------
                                                                      Stephen P.A. Fodor, Ph.D.
                                                                      CHAIRMAN OF THE BOARD AND
                                                                       CHIEF EXECUTIVE OFFICER

March 30, 2000                                            By            /s/ EDWARD M. HURWITZ
                                                               ---------------------------------------
                                                                          Edward M. Hurwitz
                                                                  VICE PRESIDENT AND CHIEF FINANCIAL
                                                                               OFFICER
                                                                 (PRINCIPAL FINANCIAL AND ACCOUNTING
                                                                               OFFICER)

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

                         SIGNATURE                                  TITLE                    DATE
                         ---------                                  -----                    ----
By             /s/ STEPHEN P.A. FODOR, PH.D.            Chairman of the Board and       March 30, 2000
           --------------------------------------         Chief Executive Officer
                 Stephen P.A. Fodor, PH.D.                (Principal Executive
                                                          Officer)

By                 /s/ EDWARD M. HURWITZ                Vice President and Chief        March 30, 2000
           --------------------------------------         Financial Officer
                     Edward M. Hurwitz                    (Principal Financial and
                                                          Accounting Officer)

By               /s/ JOHN D. DIEKMAN, PH.D.             Vice Chairman, Director         March 30, 2000
           --------------------------------------
                   John D. Diekman, PH.D.

                         SIGNATURE                                  TITLE                    DATE
                         ---------                                  -----                    ----
By                  /s/ PAUL BERG, PH.D.                Director                        March 30, 2000
           --------------------------------------
                      Paul Berg, Ph.D.

By                   /s/ ADRIAN HENNAH                  Director                        March 30, 2000
           --------------------------------------
                       Adrian Hennah

By               /s/ VERNON R. LOUCKS, JR.              Director                        March 30, 2000
           --------------------------------------
                   Vernon R. Loucks, Jr.

By                /s/ BARRY C. ROSS, PH.D.              Director                        March 30, 2000
           --------------------------------------
                    Barry C. Ross, Ph.D.

By                  /s/ DAVID B. SINGER                 Director                        March 30, 2000
           --------------------------------------
                      David B. Singer

By                /s/ LUBERT STRYER, M.D.               Director                        March 30, 2000
           --------------------------------------
                    Lubert Stryer, M.D.

By                   /s/ JOHN A. YOUNG                  Director                        March 30, 2000
           --------------------------------------
                       John A. Young

                               INDEX TO EXHIBITS

  EXHIBIT
   NUMBER                       DESCRIPTION OF DOCUMENT
------------  ------------------------------------------------------------
      (1)2.1  Agreement and Plan of Merger, dated as of September 10,
              1999, among Affymetrix, Inc., GMS Acquisition, Inc. and
              certain shareholders
      (2)3.1  Amended and Restated Certificate of Incorporation
      (3)3.2  Bylaws
      (4)3.3  Agreement and Plan of Merger Between Affymetrix, Inc., a
              California corporation, and Affymetrix, Inc., a Delaware
              corporation
      (5)3.4  Summary of Rights to Purchase Shares of Preferred Stock
              pursuant to the Rights Agreement dated as of October 15,
              1998
      (6)4.1  Rights Agreement, dated October 15, 1998, between
              Affymetrix, Inc. and American Stock Transfer & Trust
              Company, as Rights Agent
      (7)4.2  Indenture dated as of September 22, 1999, between
              Affymetrix, Inc. and The Bank of New York, as Trustee
         4.3  Indenture, dated as of February 14, 2000, between
              Affymetrix, Inc. and The Bank of New York, as Trustee
         4.4  Registration Rights Agreement, dated as of February 14,
              2000, between Affymetrix, Inc. and certain purchasers listed on the signature page thereto
   + (8)10.1  1993 Stock Plan, as amended
   + (8)10.2  1996 Nonemployee Directors Stock Option Plan
    *(8)10.3  Collaboration Agreement by and between Hewlett-Packard
              Company and Affymetrix, Inc. dated November 11, 1994
    *(8)10.4  Development and Supply Agreement between Affymetrix, Inc.
              and Genetics Institute, Inc. dated November 15, 1994
    *(8)10.5  Supply Agreement with Genetics Institute, Inc. dated
              December 8, 1995
    *(8)10.6  Technology License Agreement among Affymax N.V., Affymax
              Technologies, N.V., the Affymax Research Institute, and
              Affymetrix, Inc. dated January 1, 1993
   + (8)10.7  Severance Agreement and Release between Affymetrix, Inc. and
              David B. Singer dated June 15, 1995
   + (8)10.8  Loan and Pledge Agreement between David B. Singer and
              Affymetrix, Inc. effective December 7, 1993
    *(8)10.9  ATP Participation Agreement between Affymetrix, Inc. and
              Molecular Dynamics, Inc. dated January 12, 1995 pursuant to the National Institute of Standards and Technology's
              Advanced Technology Program.
    (8)10.10  Amendment 1 to the ATP Participation Agreement between
              Affymetrix, Inc. and Molecular Dynamics, Inc. effective
              January 13, 1996
   *(8)10.11  Governance Agreement between Affymetrix, Inc. and Glaxo
              Wellcome plc dated July 6, 1995
    (8)10.12  Services Agreement between Affymax Research Institute and
              Affymetrix, Inc. effective October 1, 1993
    (8)10.13  Loan Agreement between Affymax Technologies N.V. and
              Affymetrix, Inc. dated December 1, 1994
    (8)10.14  Lease between Solar Oakmead Joint Venture and Affymetrix,
              Inc. dated October 20, 1995
    (8)10.15  Sublease between Salutar, Inc. and Affymetrix, Inc. dated
              October 20, 1995
    (8)10.16  Sublease between Affymax Research Institute and Affymetrix,
              Inc. dated February 1, 1994
   *(8)10.17  Manufacturing and Supply Agreement between Affymetrix, Inc.
              and RELA, Inc. dated November 27, 1995
  +*(8)10.18  Loan and Pledge Agreement between Stephen P.A. Fodor and
              Affymetrix, Inc. effective December 7, 1993
  +*(8)10.19  Agreement between Stephen P.A. Fodor and Affymetrix, Inc.
              dated November 1, 1994
  +*(8)10.20  Form of Director and Officer Indemnification Agreement

   *(8)10.21  Demonstration Agreement between Affymetrix, Inc. and Glaxo
              Wellcome, Inc. dated May 1, 1996
    (8)10.22  Lease between Harry Locklin and Affymetrix, Inc. dated
              December 5, 1994
    (9)10.23  Lease between Sobrato Interest and Affymetrix, Inc. dated
              May 31, 1996 (3380 Central Expressway, Santa Clara, CA)
    (9)10.24  Lease between Sobrato Interest and Affymetrix, Inc. dated
              May 31, 1996 (3450 Central Expressway, Santa Clara, CA)
  *(10)10.25  Collaboration Agreement between bioMerieux Vitek, Inc. and
              Affymetrix, Inc. effective as of September 1, 1996
  *(10)10.26  Manufacturing Agreement between bioMerieux Vitek, Inc. and
              Affymetrix, Inc. effective as of September 1, 1996
  *(10)10.27  Collaboration Agreement between Incyte Pharmaceuticals, Inc.
              and Affymetrix, Inc. made as of November 11, 1996
  *(11)10.28  Supply Agreement among F. Hoffmann-La Roche Ltd., Hoffmann
              La-Roche Inc., Syntex (U.S.A.) Inc. and Affymetrix, Inc.
              effective as of August 15, 1997
  *(12)10.29  Sales Representation Agreement between Affymetrix, Inc. and
              Amersham Pharmacia Biotech, Ltd. Dated November 28, 1997
  *(12)10.30  License Agreement between Affymetrix, Inc. and Molecular
              Dynamics, Inc. dated November 28, 1997
   (13)10.31  Series AA Preferred Stock Purchase Agreement dated March 9,
              1998 by and between Affymetrix, Inc. and Glaxo Wellcome
              Americas, Inc. with exhibits.
  *(14)10.32  Agreement between Affymetrix, Inc. and Roche Molecular
              Systems, Inc. effective as of April 23, 1998
  *(14)10.33  Agreement between Affymetrix, Inc. and Enzo Diagnostics,
              Inc. effective as of April 24, 1998.
  *(15)10.34  Consortium Agreement between Beckman Coulter, Inc. and the
              Company dated July 31, 1998.
  *(15)10.35  Letter Agreement between Beckman Coulter, Inc. and the
              Company dated July 29, 1998
      +10.36  1998 Stock Incentive Plan (Incorporated by reference)
      +10.37  Form of Officer and Director Indemnification Agreement
              (Incorporated by reference)
      +10.38 Promissory Note between Karen H. Haynes and the Company dated February 26, 1999 (Incorporated by reference)
      +10.39 Promissory Note between Stephen P. A. Fodor and the Company dated April 27, 1997 (Incorporated by reference)
      +10.40  Promissory Note between Sue Siegel and the Company dated
              July 9, 1998 (Incorporated by reference)
      +10.41  Promissory Note between Rich Rava and the Company dated
              April 3, 1997 (Incorporated by reference)
   (16)10.42  Lease Agreement by and between the Company and Aetna Life
              Insurance Company dated as of July 30, 1999
   (17)10.43  Promissory Note between Sue Siegel and the Company dated
              July 9, 1999
   (18)10.44  Amendment to Lease by and between Affymetrix, Inc. and Harry
              Locklin dated as of May 12, 1999
   (19)10.46  First Addendum to Lease by and between Solar Oakmead Joint
              Venture and Affymetrix, Inc.
   (20)10.47  Amendment No. 1 to the 1996 Nonemployee Directors Stock
              Option Plan of Affymetrix, Inc.
          21  List of Subsidiaries
          23  Consent of Ernst & Young LLP, Independent Auditors
          27  Financial Data Schedule

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

 (4) Incorporated by reference to Exhibit 2.1 filed with Registrant's Form 8-K as filed on September 29, 1998 (File No. 000-28218).

 (5) Incorporated by reference to Exhibit 3.3 filed with Registrant's Form 8-K as filed on October 16, 1998 (File No. 000-28218).

 (6) Incorporated by reference to Exhibit 1 of the Registrant's Form 8-A as filed on October 16, 1998 (file No. 000-28218).

 (7) Incorporated by reference to the Registrant's registration statement on Form S-4 as filed on October 14, 1999 (File No. 333-88987).

 (8) Incorporated by reference to the same number exhibit filed with Registrant's Registration Statement on Form S-1 (File No. 333-3648), as amended.

 (9) Incorporated by reference to the same number exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (File No. 000-28218).

 (10) Incorporated by reference to the same number exhibit filed with the Company's Report on Form 10-K for the year ended December 31, 1996 (File No. 000-28218).

 (11) Incorporated by reference to the Exhibit 10.1 filed with the Registrant's Registration Statement on Form S-3 (File No. 333-38167).

 (12) Incorporated by reference to the same number exhibit filed with the Registrant's Report on Form 10-K for the year ended December 31, 1997 as filed on March 31, 1998 (File No. 000-28218).

 (13) Incorporated by reference to the Exhibit 10 filed with the Company's Current Report on Form 8-K dated March 24, 1998 (File No. 000-28218).

 (14) Incorporated by reference to the same number exhibit filed with Registrant's Form 10-Q as filed on August 14, 1998 (File No. 000-28218).

 (15) Incorporated by reference to the same number exhibit filed with Registrant's Form 10-Q as filed on November 17, 1998 (File
      No. 000-28218).

 (16) Incorporated by reference to the same number exhibit filed with Registrant's Form 10-Q as filed on August 16, 1999 (File No. 000-28218).

 (17) Incorporated by reference to the Exhibit 10.10 filed with Registrant's Registration Statement on Form S-3 (File No. 333-82685).

 (18) Incorporated by reference to the Exhibit 10.11 filed with Registrant's Registration Statement on Form S-3 (File No. 333-82685).

 (19) Incorporated by reference to the Exhibit 10.12 filed with Registrant's Registration Statement on Form S-3 (File No. 333-82685).

 (20) Incorporated by reference to the Exhibit 10.13 filed with Registrant's Registration Statement on Form S-3 (File No. 333-82685).

*   Confidential treatment granted

+   Management contract, compensatory plan or arrangement