Form 10-Q
period 2000-03-31
AFFYMETRIX INC
filed 2000-05-15
CIK 913077

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED
           MARCH 31, 2000

                                       or

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
           FROM ____________ TO ____________.

                          Commission File No. 0-28218

                            ------------------------

                                AFFYMETRIX, INC.

             (Exact name of Registrant as specified in its charter)

               DELAWARE                                     77-0319159
    (State or other jurisdiction of              (I.R.S. Employer Identification
    incorporation or organization)                           Number)

       3380 CENTRAL EXPRESSWAY,                               95051
        SANTA CLARA, CALIFORNIA                             (Zip Code)
    (Address of principal executive
               offices)

       Registrant's telephone number, including area code: (408) 731-5000

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

            COMMON SHARES OUTSTANDING ON MARCH 31, 2000: 27,323,120

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                AFFYMETRIX, INC.
                               TABLE OF CONTENTS

                                                                PAGE
                                                              --------
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets at March 31,
        2000 and December 31, 1999..........................      3

        Condensed Consolidated Statements of Operations for
        the Three Months Ended March 31, 2000 and 1999......      4

        Condensed Consolidated Statements of Cash Flows for
        the Three Months Ended March 31, 2000 and 1999......      5

        Notes to Condensed Consolidated Financial
        Statements..........................................      6

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................     10

Item 3. Quantitative and Qualitative Disclosures About
  Market Risk...............................................     13

PART II. OTHER INFORMATION

Item 1. Legal Proceedings...................................     14

Item 2. Changes in Securities and Use of Proceeds...........     17

Item 5. Other Information...................................     17

Item 6. Exhibits and Reports on Form 8-K....................     23

SIGNATURES..................................................     24

                         PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  AFFYMETRIX, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)      (NOTE)
ASSETS
Current assets:
  Cash and cash equivalents.................................   $ 128,496      $  12,677
  Available-for-sale securities.............................     310,481        213,763
  Accounts receivable.......................................      30,203         24,646
  Inventories...............................................      14,908         12,792
  Other current assets......................................       1,572          4,159
                                                               ---------      ---------
    Total current assets....................................     485,660        268,037
Net property and equipment..................................      45,160         40,775
Acquired technology rights..................................       8,800          8,965
Notes receivable from stockholders..........................       1,043          1,074
Other assets................................................      18,767          7,736
                                                               ---------      ---------
                                                               $ 559,430      $ 326,587
                                                               =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................   $  33,989      $  29,926
  Deferred revenue..........................................      14,276          6,468
  Current portion of capital lease obligation...............         199            261
                                                               ---------      ---------
        Total current liabilities...........................      48,464         36,655
Obligation to Beckman Coulter, Inc..........................       5,000          5,000
Convertible subordinated notes..............................     375,000        150,000
Common stock purchase rights................................       3,000          3,000
Stockholders' equity:
  Common stock..............................................         273            271
  Additional paid-in-capital................................     259,002        256,739
  Accumulated deficit.......................................    (130,472)      (124,203)
  Other.....................................................        (837)          (875)
                                                               ---------      ---------
        Total stockholders' equity..........................     127,966        131,932
                                                               ---------      ---------
                                                               $ 559,430      $ 326,587
                                                               =========      =========

Note: The balance sheet at December 31, 1999 has been derived from the supplemental audited consolidated financial statements at that date included in the Company's Form 8-K filed on April 7, 2000, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                            See accompanying notes.

                                AFFYMETRIX, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Revenue:
  Product...................................................  $36,673    $17,094
  Research..................................................    2,434      2,444
  License fees and royalties................................    1,124        197
                                                              -------    -------
    Total revenue...........................................   40,231     19,735

Costs and expenses:
  Cost of product revenue...................................   13,506      6,339
  Research and development..................................   12,208     10,531
  Selling, general and administrative.......................   19,751     11,062
  Merger related costs......................................    2,395         --
                                                              -------    -------
    Total costs and expenses................................   47,860     27,932
                                                              -------    -------

Loss from operations........................................   (7,629)    (8,197)

Interest income, net........................................    1,360      1,083
                                                              -------    -------

Net loss....................................................   (6,269)    (7,114)

Preferred stock dividends...................................       --       (813)
                                                              -------    -------

Net loss attributable to Common Stockholders................  $(6,269)   $(7,927)
                                                              =======    =======

Basic and diluted net loss per common share.................  $ (0.23)   $ (0.33)
                                                              =======    =======

Shares used in computing basic and diluted net loss per
  common share..............................................   26,831     24,259
                                                              =======    =======

    Note: Certain prior year balances have been reclassified to conform with the current year presentation.

                            See accompanying notes.

                                AFFYMETRIX, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Cash flows from operating activities:
  Net loss..................................................  $ (6,269)  $ (7,114)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation and amortization.........................     1,895      2,207
      Change in operating assets and liabilities:
        Accounts receivable.................................    (5,557)    (3,951)
        Inventories.........................................    (2,116)    (1,649)
        Other current assets................................     2,587        626
        Other assets........................................   (10,850)      (209)
        Accounts payable and accrued liabilities............     4,063     (2,545)
        Deferred revenue....................................     7,808      1,140
                                                              --------   --------
          Net cash used in operating activities.............    (8,439)   (11,495)

Cash flows from investing activities:
  Capital expenditures......................................    (6,757)    (3,842)
  Proceeds from the sale of available-for-sale securities...   112,256     18,419
  Purchases of available-for-sale securities................  (208,444)   (10,015)
                                                              --------   --------
          Net cash (used in)/provided by investing
            activities......................................  (102,945)     4,562

Cash flows from financing activities:
  Issuance of common stock..................................     2,265     33,866
  Issuance of convertible subordinated debt.................   225,000         --
  Principal payments on capital lease obligations...........       (62)       (60)
                                                              --------   --------
          Net cash provided by financing activities.........   227,203     33,806

Net increase in cash and cash equivalents...................   115,819     26,873

Cash and cash equivalents at beginning of period............    12,677      5,666
                                                              --------   --------
Cash and cash equivalents at end of period..................  $128,496   $ 32,539
                                                              ========   ========

                            See accompanying notes.

                                AFFYMETRIX, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000

                                  (UNAUDITED)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

    BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Affymetrix, Inc. ("Affymetrix" or the "Company") and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Certain amounts in 1999 have been reclassified to conform to the 2000 presentation.

    Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in Annual Report on Form 10-K for the year ended December 31, 1999 and the Form 8-K filed April 7, 2000, which restates financial information for prior periods to reflect the combined results of Affymetrix and Genetic MicroSystems, Inc. ("GMS").

    In February 2000, all of the outstanding shares of GMS were acquired by Affymetrix in a business combination accounted for as pooling of interests. Accordingly, the financial data for prior periods has been restated to represent the combined financial results of Affymetrix and GMS (Note 8).

    REVENUE RECOGNITION

    Product revenues include sales of GeneChip instrumentation, Affymetrix scanners and arrayers, software and probe arrays as well as the associated subscription fees earned under EasyAccess-TM- supply agreements. Instrumentation and probe array revenues are recognized when earned, which is generally upon shipment and transfer of title to the customer. Software revenue is recognized upon completion of performance obligations, which is generally upon installation. Reserves are provided for anticipated returns and warranty expenses at the time the associated revenue is recognized. Revenue from subscription fees earned under EasyAccess supply agreements is recorded ratably over the term of the agreement subject to adjustments for anticipated reductions provided for in certain agreements for late delivery of probe arrays. Payments received in advance under these arrangements are recorded as deferred revenue until earned. Research revenue includes amounts earned, including milestones, from services performed pursuant to commercial collaboration and supply agreements as well as under government grants.

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

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101") which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101

                                AFFYMETRIX, INC.

                                 MARCH 31, 2000

                                  (UNAUDITED)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED) requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with APB Opinion No. 20, "Accounting Changes." Such changes, if necessary, are required to be made by June 30, 2000. The Company is currently evaluating SAB 101 to determine whether it would have any material impact on the Company's results of operations.

    NET LOSS PER SHARE

    Basis loss per share is calculated using the weighted average number of common shares outstanding during the period. Diluted loss per share, which gives effect to the dilutive effect of stock options and warrants (calculated based on the treasury stock method), Convertible Redeemable Preferred Stock and convertible debt (calculated on an if-converted method) is the same as basic loss per share because the Company has recorded net losses for all periods presented.

NOTE 2--CASH, CASH EQUIVALENTS AND AVAILABLE-FOR-SALE SECURITIES

    As of March 31, 2000, debt securities held by the Company are comprised of U.S. Government obligations and U.S. corporate debt securities. They are classified as available-for-sale and are carried at fair value with unrealized gains and losses reported in stockholders' equity.

NOTE 3--INVENTORIES

    Inventories consist of the following (in thousands):

                                                        MARCH 31,   DECEMBER 31,
                                                          2000          1999
                                                        ---------   ------------
Raw materials.........................................   $ 4,776       $ 5,247
Work in process.......................................     1,720           891
Finished goods........................................     8,412         6,654
                                                         -------       -------
  Total...............................................   $14,908       $12,792
                                                         =======       =======

                                AFFYMETRIX, INC.

                                 MARCH 31, 2000

                                  (UNAUDITED)

NOTE 4--ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

    Accounts payable and accrued liabilities consist of the following (in thousands):

                                                        MARCH 31,   DECEMBER 31,
                                                          2000          1999
                                                        ---------   ------------
Accounts payable......................................   $14,439       $11,488
Accrued compensation and related liabilities..........     4,274         4,269
Accrued interest on convertible subordinated notes....     1,366         2,221
Accrued sales and use tax.............................     1,670         1,170
Accrued warranty......................................     1,424         1,752
Accrued legal.........................................     8,318         6,162
Other.................................................     2,498         2,864
                                                         -------       -------
  Total...............................................   $33,989       $29,926
                                                         =======       =======

NOTE 5--COMPREHENSIVE LOSS

    The components of comprehensive loss for the three months ended March 31, 2000 and 1999 are as follows (in thousands):

                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
Net loss attributable to common stockholders..............  $(6,269)   $(7,927)
Unrealized gain (loss) on securities......................     (142)      (335)
                                                            -------    -------
Comprehensive loss........................................  $(6,411)   $(8,262)
                                                            =======    =======

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

NOTE 7--CONVERTIBLE SUBORDINATED NOTES

    On February 14, 2000, the Company completed the sale of $225 million principal amount of 4.75% convertible subordinated notes due 2007 (the "4.75% Notes"). The 4.75% Notes mature on February 15, 2007 and bear interest at a rate of 4.75% per annum, which is payable semi-annually. The 4.75% Notes are convertible, at any time prior to maturity or redemption, into shares of the Company's common stock at a conversion price of $321.00 per share, subject to adjustment. The Company can redeem some or all of the 4.75% Notes at any time after February 20, 2003 and the debt holders have a right to require the Company to purchase all or a portion of the 4.75% Notes upon a change in control. The 4.75% Notes are

                                AFFYMETRIX, INC.

                                 MARCH 31, 2000

                                  (UNAUDITED)

NOTE 7--CONVERTIBLE SUBORDINATED NOTES (CONTINUED) subordinated to all of the Company's existing and future senior indebtedness. The Company agreed to file a registration statement for resale of the 4.75% Notes and the shares of common stock issuable upon conversion of the 4.75% Notes within 90 days of the completion of the private placement.

NOTE 8--GENETIC MICROSYSTEMS, INC. ("GMS")

    On February 9, 2000, Affymetrix completed a merger with GMS by acquiring all of GMS' outstanding stock in a tax-free, stock-for-stock transaction. GMS stockholders received 0.2815 of an Affymetrix share for each GMS share. Affymetrix issued 969,899 shares in the merger and accounted for the transaction as a pooling of interests. Accordingly, Affymetrix' consolidated financial statements have been retroactively restated for prior periods to include the combined financial results of Affymetrix and GMS and no adjustments were necessary to conform the accounting practices of the two companies. The consolidated results of operations of the combined companies for the quarters ended March 31, 2000 and 1999 are as follows (in thousands):

                                                              MERGER-RELATED
                                      AFFYMETRIX     GMS       ADJUSTMENTS      TOTAL
                                      ----------   --------   --------------   --------
Quarter ended March 31, 2000
  Revenues..........................    $36,007     $4,224       $    --       $40,231
  Net loss..........................     (3,738)      (136)       (2,395)       (6,269)
Quarter ended March 31, 1999
  Revenues..........................    $17,804     $1,931       $    --       $19,735
  Net loss..........................     (7,077)      (850)           --        (7,927)

    As a result of the GMS acquisition, Affymetrix incurred merger-related costs that consisted of merger transaction costs, exit costs and employee severance costs. Merger transaction costs consisted primarily of fees for attorneys, accountants, consultants, filing fees and financial printing costs. In addition, merger related costs included expenses associated with integrating the GMS operations into Affymetrix.

NOTE 9--STOCKHOLDERS RIGHTS PLAN

    On February 7, 2000, the Company's Board of the Directors approved an amendment to its stockholders rights plan initially adopted in 1998. The amendment increases the exercise price of the Preferred Share Purchase Rights to $1,250.00 and extends the expiration date of the plan to February 2010. Under the amended plan, each Preferred Share Purchase Right entitles stockholders to buy one one-thousandth of a share of Series B Junior Participating Preferred Stock of the Company at the new exercise price of $1,250.00. The Rights will be exercisable if a person or group acquires beneficial ownership of 15% or more of the common stock of the Company or announces a tender offer for 15% or more of the common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Management's Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2000 and for the three month periods ended
March 31, 2000 and 1999 should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended
December 31, 1999 and the Company's Current Report on Form 8-K filed on
April 7, 2000.

    All statements in this quarterly report that do not discuss past results are forward-looking statements. Forward-looking statements are based on management's current expectations and are therefore subject to certain risks and uncertainties, including those discussed under the section titled "Risk Factors" included in this report. Specific uncertainties which could cause Affymetrix' actual results to differ materially from those projected include: uncertainties relating to technological approaches, product development, manufacturing and market acceptance; uncertainties related to cost and pricing of Affymetrix' products; dependence on collaborative partners; uncertainties relating to sole source suppliers; uncertainties relating to FDA and other regulatory approvals; competition; risks relating to intellectual property of others; and uncertainties of patent protection.

    Affymetrix expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in Affymetrix' expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

OVERVIEW

    Affymetrix, Inc. ("Affymetrix" or the "Company") has developed and intends to establish its GeneChip-Registered Trademark- system as the platform of choice for acquiring, analyzing and managing complex genetic information in order to improve the diagnosis, monitoring and treatment of disease. The Company's GeneChip system consists of disposable DNA probe arrays containing gene sequences on a chip, certain reagents for use with the probe arrays, a scanner and other instruments to process the probe arrays, and software to analyze and manage genetic information from the probe arrays. The Company commenced commercial sales of the GeneChip system for research use in April 1996 and currently sells its products to pharmaceutical and biotechnology companies, academic research centers and clinical reference laboratories primarily in the United States and Europe.

    The business and operations of the Company were commenced in 1991 by Affymax N.V. ("Affymax") and were initially conducted within Affymax. In March 1992, the Company was incorporated as a California corporation and wholly owned subsidiary of Affymax and in September 1998 was reincorporated as a Delaware corporation. In March 1995, Glaxo plc, now Glaxo Wellcome plc ("Glaxo"), acquired Affymax, including its ownership interest in Affymetrix. Beginning in September 1993, the Company issued equity securities, including an initial public offering in June 1996, which diluted Affymax' and then Glaxo's ownership in Affymetrix. In April 1998, the Company completed the sale of 1,634,522 shares of Series AA Convertible Redeemable Preferred Stock to Glaxo Wellcome Americas, Inc. (a wholly owned subsidiary of Glaxo) for net proceeds of approximately
$49.9 million and in August 1999, Glaxo elected to convert the Series AA Convertible Redeemable Preferred Stock to 1,257,229 shares of Affymetrix common stock at a conversion price of $40 per share. As of March 31, 2000, Glaxo's ownership position was approximately 29%.

    In February 2000, Affymetrix completed its acquisition of Genetic MicroSystems, Inc. ("GMS"), a privately held instrumentation company specializing in DNA array technology in Massachusetts. Under the terms of the acquisition, the outstanding shares of GMS common and preferred stock were converted into an aggregate of 969,899 shares of Affymetrix' common stock and Affymetrix assumed all outstanding GMS options and warrants. The merger has been accounted for as a pooling of interests and accordingly, the consolidated financial statements discussed herein and all historical financial information have been restated to reflect the combined operations of both companies.

    The Company has incurred operating losses in each year since its inception, including a loss attributable to Common Stockholders of approximately
$27.6 million for the year ended December 31, 1999. The Company incurred an operating loss of approximately $6.3 million for the quarter ended March 31, 2000 and, as of such date, had an accumulated deficit of approximately
$130.5 million. The Company's losses have resulted principally from costs incurred in research and development and manufacturing and from selling, general and administrative costs associated with the Company's operations. These costs have exceeded the Company's revenues and interest income, which to date have been generated principally from product sales, royalties and license fees and technology access fees, collaborative research and development agreements, government research grants and cash and investment balances. The Company expects to incur additional operating losses for at least the near term as a result of increases in its expenses for expansion of its manufacturing capabilities, continued development of its marketing and sales infrastructure, research and product development and general and administrative costs.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

    Product revenues increased 115% to $36.7 million for the quarter ended
March 31, 2000 up from $17.1 million in the respective period of 1999. The increase in product revenue during the first quarter of 2000 compared to the same period in 1999 was the result of increased sales of GeneChip-Registered Trademark- probe arrays, increased placements of instruments (including the GeneChip system, the 417 Arrayer-TM- and 418 Scanner-TM-) and related increases in subscription fees earned under EasyAccess-TM- contracts. Research revenue was approximately $2.4 million for the quarters ended
March 31, 2000 and 1999. License fees and royalty revenue increased 471% to $1.1 million for the quarter ended March 31, 2000 up from $0.2 million in the respective period of 1999. The increase in license fees and royalty revenue was attributed primarily to the signing of additional licenses and the expansion of existing licensing arrangements.

    Cost of product revenue increased 114% to $13.5 million for the three months ended March 31, 2000 up from $6.3 million for the three months ended March 31, 1999. The increase in cost of product revenue was attributed primarily to the increase in product revenue. Gross margin on product revenue was approximately 63% for quarters ended March 31, 2000 and 1999. The Company has experienced, and continues to experience, variation in manufacturing capacity and yield of its GeneChip products which has impacted, and may continue to impact, the Company's ability to meet its commitments to deliver certain products to its customers in a timely manner. Difficulty in providing timely delivery of products may adversely affect the Company's relationships with its customers, its business, its financial condition and results of operations. Margins have fluctuated, and may continue to fluctuate significantly, as a result of variation in manufacturing yields. In addition, margins will continue to fluctuate as the Company continues to incur costs associated with the expansion of its West Sacramento facility throughout 2000. Margins also fluctuate as a result of changes in the mix of products sold. The Company also sells products in certain foreign countries and thus revenue and margins may fluctuate due to changes in currency exchange rates.

    Research and development expenses increased 16% to $12.2 million for the quarter ended March 31, 2000 up from $10.5 million for the quarter ended March 31, 1999. The increase in research and development expenses was attributable primarily to the hiring of additional research and development personnel and associated purchases of research supplies. The Company expects research and development spending to increase over the next several years as product development and core research efforts continue to expand.

    Selling, general and administrative expenses increased 78% to $19.8 million for the three months ended March 31, 2000, compared to $11.1 million for the three months ended March 31, 1999. The increase in selling, general and administrative expenses resulted primarily from the Company's expansion of commercial activities and increased legal costs arising from ongoing patent litigation. Selling, general and administrative expenses are expected to continue to increase as the Company expands sales, marketing, and technical support functions, increases headcount in management and administrative functions, prosecutes and defends its intellectual property position and defends against claims made by third parties in ongoing litigation. In particular, the Company expects legal costs to increase as on-going patent litigation with Hyseq, Inc., Incyte Pharmaceuticals, Inc. and Synteni, Inc. approach their respective trial dates.

    Merger related expenses of $2.4 million for the three months ended March 31, 2000 were associated with the GMS acquisition completed in February 2000.

    Net interest income was $1.4 million for the three months ended March 31, 2000, compared to $1.1 million for the three months ended March 31, 1999. The fluctuations in net interest income result principally from variations in the Company's available-for-sale securities balances.

LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 2000, the Company had cash, cash equivalents and available-for-sale securities of $439.0 million compared to $226.0 million at December 31, 1999. The increase is primarily attributable to net proceeds of $218.0 million received in conjunction with the issuance of $225 million 4.75% Notes issued in February 2000, offset by cash used to fund the Company's operating loss and capital expenditures.

    Net cash used in operating activities was $8.4 million for the three months ended March 31, 2000, as compared to $11.5 million for the three months ended March 31, 1999. The decrease in net cash used in operating activities was the result of a decrease in the Company's net loss as well as increases in deferred revenue and accrued liability balances offset by an increases in accounts receivable, inventory, other current assets and other assets.

    The Company's investing activities, other than purchases, sales and maturities of available-for-sale securities, consisted of capital expenditures, which totaled $6.8 million for the three months ended March 31, 2000, as compared to $3.8 million for the three months ended March 31, 1999. The increase in capital expenditures during the three months ended March 31, 2000 related primarily to facilities and production equipment for the manufacturing facility in West Sacramento, California and improvements to office and light manufacturing space in Sunnyvale, California. The Company expects to continue to expand its manufacturing and other operating facilities over the next few years.

    Financing activities for the three months ended March 31, 2000 include net proceeds of $218.0 million from the private placement of 4.75% Notes in February 2000. The 4.75% Notes are convertible, subject to adjustment in certain circumstances, into Affymetrix common stock at a price equal to $321.00 per share. Accrued interest on the 4.75% Notes is payable semi-annually. Affymetrix may redeem the 4.75% Notes at any time on or after February 15, 2003.

    The Company anticipates that its existing capital resources will enable it to maintain currently planned operations and planned capital expenditures for the foreseeable future. However, this expectation is based on the Company's current operating plan and capital expenditure plan, which is expected to change, and therefore the Company could require additional funding sooner than anticipated. In addition, the Company expects its capital requirements will remain substantial and may increase over the next several years as it expands its facilities and acquires scientific equipment to support expanded manufacturing and research and development efforts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

    The table below presents the principal amounts and weighted-average interest rates by year of maturity for the Company's investment portfolio:

                                                                                                             FAIR VALUE AT
                                                                                                               MARCH 31,
                              2000       2001       2002       2003        2004      THEREAFTER    TOTAL         2000
                            --------   --------   --------   ---------   ---------   ----------   --------   -------------
                                                            (DOLLAR AMOUNTS IN THOUSANDS)
ASSETS:
Available-for-sale
  securities..............  $178,926   $200,509   $54,040    $     --    $     --     $     --    $433,476      $433,528
Average interest rate.....       1.8%       6.4%      6.4%
LIABILITIES:
5% convertible
  subordinated notes due
  2006....................  $     --   $     --   $    --    $     --    $     --     $150,000    $150,000      $201,945
Average interest rate.....                                                                 5.0%
4.75% convertible
  subordinated notes due
  2007....................  $     --   $     --   $    --    $     --    $     --     $225,000    $225,000      $159,323
Average interest rate.....                                                                4.75%

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

GENERAL

    Affymetrix is a party to significant litigation, which will consume substantial financial and managerial resources and which could adversely affect its business, financial condition and results of operations. If in any pending or future intellectual property litigation Affymetrix or its collaborative partners is found to have infringed the valid intellectual property rights of third parties, Affymetrix or its collaborative partners could be subject to significant liability for damages, could be required to obtain a license from a third party, which may not be available on reasonable terms or at all, or could be prevented from manufacturing and selling its products. In addition, if Affymetrix is unable to enforce its patents and other intellectual property rights against others, or if its patents are found to be invalid, third parties may more easily be able to introduce and sell probe array systems that compete with Affymetrix' GeneChip technology, and Affymetrix' competitive position could suffer. Affymetrix may be required to devote substantial financial and managerial resources to protect its intellectual property rights and defend against the claims described below as well as any future claims asserted against it. Further, because of the substantial amount of discovery required in connection with any litigation, there is a risk that confidential information could be compromised by disclosure.

OXFORD GENE TECHNOLOGY LITIGATION

    On June 4, 1999, Oxford Gene Technology, Ltd. ("OGT") filed suit against Affymetrix in the United States District Court for the District of Delaware alleging infringement of United States Patent 5,700,637 and in the United Kingdom alleging infringement of European Patent 0-373-203. OGT seeks an injunction and damages through these actions. On or before June 4, 1999, an asset transfer agreement with Beckman Coulter, Inc. ("Beckman") became effective, which Affymetrix believes gives it access to Beckman's microarray business, including licenses to United States Patent 5,700,637 and European Patent 0-373-203. On June 17, 1999, Affymetrix filed a complaint in the United States District Court for the Northern District of California asking for, among other things, a declaration that Affymetrix has a valid license to use the patents and that, in light of this license, Affymetrix is not infringing these patents. This case has been transferred and consolidated with the Delaware action. Discovery is proceeding in the Delaware action. Affymetrix has moved to amend its answer to challenge the validity of United States Patent 5,700,637. Trial has been set to commence on October 31, 2000. In the UK action, Affymetrix has counterclaimed for revocation of the European patent and OGT has applied to amend the patent, and to seek a stay of the patent infringement liability, validity and amendment issues. In addition, in the UK action the UK court determined that Beckman's work to date with the arrays it had licensed from OGT did not constitute a "business" within the meaning of the assignment clause in the Beckman license. Therefore, the court held that Beckman did not sell an array business to Affymetrix, and the patent license at issue, consequently, did not transfer to Affymetrix. The court also held that the "Consortium Clause" in the Beckman license did not obligate OGT to grant a license to Affymetrix for the patents. In the Delaware action, OGT has moved for partial summary judgment on Affymetrix' license defense, based upon the UK court's ruling.

    In addition, in the High Court of Justice, Chancery Division, Patents Court, OGT has applied in the United Kingdom to revoke Affymetrix' EP (UK) 0-619-321 patent, relating to certain DNA arrays. This revocation action also includes an application to revoke Affymetrix' related United Kingdom Patent GB 2248840. Revocation and infringement actions typically are resolved in the first instance in about twelve to eighteen months. The underlying patents can be declared valid, invalid, or partially valid, often with claim amendments submitted during the course of the proceedings.

    Affymetrix believes that OGT's claims are without merit. However, Affymetrix cannot be sure that it will prevail in this matter.

HYSEQ, INC. LITIGATION

    On March 3, 1997, Hyseq, Inc. ("Hyseq") filed a lawsuit in United States District Court for the Northern District of California (San Jose Division) alleging that Affymetrix' products infringe United States Patents 5,202,231, or '231, and 5,525,464, or '464. In addition, in December 1997, Hyseq filed a second action claiming that Affymetrix' products infringe a related patent, United States Patent 5,695,940, or '940. On August 18, 1998, Affymetrix filed a lawsuit in United States District Court for the Northern District of California against Hyseq alleging infringement of U.S. Patent Nos. 5,795,716, or '716, and 5,744,305, or '305. On September 1, 1998, Affymetrix added its U.S. Patent
No. 5,800,992, or '992, to the complaint of infringement against Hyseq. On October 26, 1999, Hyseq filed a third action in United States District Court for the Northern District of California claiming that Affymetrix' products infringe a related patent, United States Patent 5,972,619, or '619. The action also requests a declaration that the '716 patent is invalid based on the '619 patent. On November 23, 1998, Hyseq filed an answer to Affymetrix' complaint, alleging that Affymetrix' three asserted patents are invalid. On October 26, 1999, the United States District Court for the Northern District of California issued a claims construction order interpreting various terms of the '231, '464, and '940 patents. Hyseq has moved for reconsideration of that claims construction order. No trial dates have been set.

    Affymetrix believes that Hyseq's claims are without merit. However, Affymetrix cannot be sure that it will prevail in this matter.

INCYTE PHARMACEUTICALS AND SYNTENI LITIGATION AND PROCEEDINGS

    On January 6, 1998, Affymetrix filed a patent infringement action in the United States District Court for the District of Delaware alleging that certain of Incyte Pharmaceuticals, Inc.'s ("Incyte") and Synteni, Inc.'s ("Synteni") products infringe United States Patent 5,445,934, or '934. On September 1, 1998, Affymetrix filed a complaint against Incyte and Synteni in United States District Court for the District of Delaware alleging infringement of the '305 patent and the '992 patent. These actions were transferred to the United States District Court for the Northern District of California on November 18, 1998. The actions seek to enjoin commercial activities of Incyte and Synteni relating to Affymetrix' patents and, in regard to the '992 patent, sought a preliminary injunction. Incyte and Synteni moved for summary judgment that certain claims of the '992 patent were invalid. On May 4, 1999, the court denied Affymetrix' motion for preliminary injunction and denied Incyte and Synteni's motion for summary judgment.

    On April 17, 1998, Incyte filed a response and counterclaim, asserting that the '934 patent is invalid and not infringed. On April 17, 1998, Incyte also filed a counterclaim alleging that a patent license agreement Affymetrix entered into in December 1997 with Molecular Dynamics interfered with an agreement between Incyte and Molecular Dynamics. In the counterclaim, Incyte alleges that the terms of Affymetrix' patent license to Molecular Dynamics prevented Molecular Dynamics from meeting its obligations to Incyte. Incyte seeks damages from Affymetrix. On September 21, 1998, Incyte and Synteni filed an answer asserting various defenses to the lawsuits in relation to the '992 patent and the '305 patent, and asserted several counterclaims, including:

    - a request for declaration of non-infringement and invalidity;

    - an assertion of unfair competition;

    - a request for a declaration that Synteni and Dari Shalon, who was a one-time employee of Synteni, have not misappropriated any of Affymetrix' trade secrets;

    - a claim of tortious interference with Incyte's and Synteni's economic advantage; and

    - a claim of slander of title of a patent and a claim of trade libel.

    Affymetrix believes that Incyte's claims are without merit. However, Affymetrix cannot be sure that it will prevail in this matter.

    The United States Patent and Trademark Office, or USPTO, notified Affymetrix that Stanford University presented claims that relate to substantially the same subject matter as certain claims from the 992 patent and all of the claims of the 305 patent. The Stanford application is alleged to be exclusively licensed to Incyte. The USPTO notified Affymetrix on April 2, 1999 that it had declared an interference proceeding relating to these patents and claims of patents. The USPTO conducted proceedings to determine the priority of these claims and determined that Incyte and Synteni did not meet the burden of proof required to establish a case that the claims should be further evaluated in a full interference proceeding. Incyte and Synteni have appealed this decision in the United States Court for the Northern District of California.

    In April 2000, Incyte indicated that it believed that Affymetrix should be added as a defendant to a lawsuit filed by Incyte against Gene Logic, Inc. On May 5, 2000, Incyte and Affymetrix entered into a stipulation that avoided Affymetrix' joinder in that lawsuit, but preserved the rights of both sides to institute separate litigation related to the claims asserted against Gene Logic.

ADMINISTRATIVE LITIGATION AND PROCEEDINGS

    Affymetrix' intellectual property is expected to be subject to significant additional administrative and litigation actions. For example, in Europe and Japan, third parties are expected to oppose significant patents owned or controlled by Affymetrix. Currently, OGT, Incyte, Multilyte Ltd. and ProtoGene Laboratories, Inc. have filed oppositions against Affymetrix' EP 0-619-321 Patent in the European Patent Office. This procedure will result in the patent being either upheld in its entirety, allowed to grant in amended form in designated European countries, or revoked.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Common Stock

    On February 7, the Company and American Stock Transfer & Trust Company, as Rights Agent (the "Rights Agent"), entered into Amendment No. 1 (the "Amendment") to the Rights Agreement, dated October 15, 1998, between the Company and the Rights Agent (the "Rights Agreement"). The Amendment extends the expiration date of the Rights Agreement until February 7, 2010. The Amendment also increases the purchase price for each one one-thousandth of a share of Series B Preferred Stock purchasable upon the exercise of a Right to $1,250. The effective date of the Amendment is February 7, 2000.

ITEM 5. OTHER INFORMATION

Risk Factors

    An investment in the Company's common stock involves a high degree of risk. The reader should carefully consider the risks described below before making an investment decision.

THE MARKET PRICE OF THE COMPANY'S COMMON STOCK IS EXTREMELY VOLATILE, AND THE
  VALUE OF ITS COMMON STOCK MAY DECREASE SUDDENLY.

    For a number of reasons, the market price of the Company's common stock is extremely volatile, and the value of its common stock may be significantly less than the market value of that stock today. This extreme volatility also puts the Company at risk for securities class action litigation, which would cause it to divert both financial and managerial resources, which could reduce its profits.

    To demonstrate the volatility of the Company's stock price, during the period beginning April 1, 1999 through April 19, 2000, the volume of its common stock traded on any given day has ranged from 48,700 to 5,372,400 shares, a 10,932% difference. Moreover, during that period, its common stock has traded as low as $32.50 per share and as high as $327.00 per share, a 906% difference. The market price of its common stock has changed as much as $67.00 per share in a single day and its stock price has changed more than $20 in a single day 44 times in the last six months.

THE COMPANY HAS A HISTORY OF OPERATING LOSSES, EXPECTS TO INCUR FUTURE LOSSES
  AND CANNOT BE CERTAIN THAT IT WILL BECOME A PROFITABLE COMPANY.

    The Company has experienced significant operating losses each year since its inception, and it expects these losses to continue. For example, it experienced net losses of approximately $22.8 million in 1997, $26.8 million in 1998 and $25.5 million in 1999. It had an accumulated deficit of approximately
$96.6 million as of December 31, 1998 and approximately $124.2 million as of December 31, 1999. Its losses have resulted principally from costs incurred in research and development and from general and administrative costs associated with its operations. These costs have exceeded revenues and interest income, which, to date, have been generated principally from product sales and technology access fees, collaborative research and development agreements, government research grants and cash and investment balances. The Company expects to incur additional operating losses as a result of increases in expenses for manufacturing, marketing and sales capabilities, research and product development and general and administrative costs. The Company may never achieve profitability. Among other things, its ability to manage the transition to a commercially successful company will depend upon its ability to:

    - establish its commercial manufacturing capability for probe arrays and consistently achieve acceptable yields from those capabilities;

    - cost-effectively manufacture components of the GeneChip system;

    - develop its marketing capabilities cost effectively;

    - establish sales and distribution capabilities cost-effectively;

    - enter into supply agreements with customers desiring to use its products;

    - develop products that are accepted by the marketplace;

    - create a product mix that is appealing to pharmaceutical and biotechnology companies, academic research centers and clinical reference laboratories;

    - avoid infringing on the intellectual property rights of others;

    - enforce its intellectual property rights against others;

    - obtain necessary regulatory approvals; and

    - hire and retain qualified key personnel.

    In addition, any delays in receipt of any necessary regulatory approvals or any adverse developments with respect to its ability to enforce its intellectual property relative to its competitors could seriously harm the successful commercialization of its technologies and could have a material adverse effect on its business, financial condition and results of operations.

THE COMPANY'S QUARTERLY RESULTS OF OPERATION HAVE HISTORICALLY FLUCTUATED
  SIGNIFICANTLY PERIOD-TO-PERIOD, AND ITS STOCK MAY DECREASE IN VALUE SIGNIFICANTLY FOLLOWING AN EARNINGS RELEASE.

    Although the Company believes that period-to-period comparisons of its results of operations are not a good indication of its future performance, its operating results will likely be below the expectations of public market analysts or investors in future quarters and the market price of its common stock may fall significantly.

THE COMPANY HAS A LIMITED OPERATING HISTORY, HAS NEVER BEEN PROFITABLE AND MAY
  NEVER ACHIEVE PROFITABILITY.

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

    - can be manufactured in sufficient quantities or at a reasonable cost; or

    - can be marketed successfully.

SALES OF THE COMPANY'S GENECHIP PRODUCTS AND ITS OPERATING RESULTS MAY FLUCTUATE
  UNPREDICTABLY FROM PERIOD TO PERIOD.

    The Company expects that its customers' supply requirements and orders will depend, among other things, on the frequency of experiments conducted by them, their inventory of GeneChip products and their expectations as to how long it will take for the Company to fill future orders. In addition, the

Company expects that from time to time it will receive relatively large orders with short lead times. As a result, its revenues and operating results may fluctuate significantly from period to period due in part to factors that are outside of its control and which it cannot predict.

THE COMPANY MAY LOSE CUSTOMERS UNLESS IT IMPROVES ITS ABILITY TO MANUFACTURE ITS
  PRODUCTS AND ENSURE THEIR PROPER PERFORMANCE.

    The Company produces its GeneChip products in an innovative and complicated manufacturing process. It has experienced and may continue to experience significant variability in the manufacturing yield of its GeneChip products which has reduced, and it believes will continue to reduce, its gross margins and harm its business. The Company has also experienced, and anticipates that it will continue to experience, difficulties in meeting customer, collaborator and internal demand for some of its probe array products. If the Company cannot deliver products in a timely manner, it could lose customers, delay introduction of new products or cause demand for the Company's products to decline. Furthermore, if the Company cannot deliver products to its customers that consistently meet their performance expectations, demand for its products will decline.

    Because the Company has a limited manufacturing history, it does not fully understand all of the factors that affect its manufacturing processes. As a result, manufacturing and quality control problems have arisen and the Company expects them to continue to arise as it attempts to increase the production rate at its manufacturing facilities. The Company may not be able to increase production rates at these facilities in a timely and cost-effective manner or at commercially reasonable costs.

THE COMPANY'S SURVIVAL DEPENDS ON ITS ABILITY TO AVOID INFRINGING THE
  INTELLECTUAL PROPERTY OF OTHERS AS WELL AS MAINTAINING, ENFORCING AND OBTAINING INTELLECTUAL PROPERTY RIGHTS OF ITS OWN.

    Intellectual property rights are essential to the Company's business. The Company is engaged in significant litigation with its competitors regarding its intellectual property rights. On January 6, 1998, the Company filed a patent infringement action against Incyte Pharmaceuticals and Synteni Inc. to protect its U.S. Patent No. 5,445,934. In addition, Hyseq has filed three patent infringement actions against the Company and on August 18, 1998, the Company filed suit against Hyseq to protect its U.S. Patent Nos. 5,795,716 and 5,744,305. On September 1, 1998, the Company amended its complaint against Hyseq to protect its U.S. Patent No. 5,800,992 and its complaint against Incyte to protect its U.S. Patent Nos. 5,800,992 and 5,744,305. In addition, Oxford Gene Technology filed patent infringement suits against the Company, and Oxford Gene Therapy Limited applied to revoke its EP (UK) 0-619-321 Patent, related to DNA arrays, in the United Kingdom. In connection with the Oxford Gene Technology suit, on April 7, 2000, a United Kingdom court held that the Company's 1999 purchase of Beckman Coulter's array business was not sufficient to transfer Beckman Coulter's license to certain patents held by Oxford Gene Technology. The Company plans to appeal this decision. For a discussion of the Company's intellectual property--related litigation (See Part II, Item 1. "Legal Proceedings").

    All of these cases are pending and consume, and will continue to consume, substantial portions of the Company's financial and managerial resources. A loss of a significant litigation could prevent the Company from producing its current products or developing new ones and could also result in the payment of significant penalties and royalties, which could make it too costly to produce some or all of its products. If it cannot maintain, enforce or obtain intellectual property rights, competitors can design probe array systems with similar competitive advantages to its GeneChip technology without paying it royalties. In order to continue its current business, the Company must successfully:

    - defend against third parties asserting that it infringes their intellectual property rights;

    - enforce its intellectual property rights against third parties infringing its rights;

    - meet applicable regulatory standards in a timely manner;

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

IF THE COMPANY CANNOT CONTINUOUSLY DEVELOP AND INTRODUCE NEW PRODUCTS IT WILL
  NOT BE ABLE TO COMPETE SUCCESSFULLY IN ITS HIGHLY COMPETITIVE AND RAPIDLY CHANGING MARKET.

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

    Currently, the Company's principal competition comes from existing DNA probe array and other technologies that are used to perform many of the same functions for which the Company markets its GeneChip products. In order to compete against existing and newly developed technologies and maintain pricing and gross margins, the Company needs to successfully demonstrate to potential customers that its GeneChip products provide improved performance and capabilities. A large number of publicly traded and privately held companies including Agilent Technologies, Inc., Corning, Inc., CuraGen, Inc., Gene Logic, Inc., General Scanning, Inc., Genome Solutions, Inc., Hitachi, Ltd., Illumina, Inc., Incyte Pharmaceuticals, Inc./Synteni, Inc., Lynx Therapeutics, Inc., Motorola, Inc. and Sequenome, Inc. also are developing or have developed DNA probe based assays or other products and services, some of which may be competitive with the Company's.

THE COMPANY DEPENDS ON A LIMITED NUMBER OF SUPPLIERS AND IT WILL BE UNABLE TO
  MANUFACTURE ITS PRODUCTS IF SHIPMENTS FROM THESE SUPPLIERS ARE DELAYED OR INTERRUPTED.

    Key parts of the Company's GeneChip product line, as well as various equipment and raw materials used in the synthesis of probe arrays, are currently available only from a single source or a limited number of sources. The Company relies on Agilent Technologies to manufacture, install and service its scanners and on Enzo Diagnostics, Inc. to manufacture key substances used with probe arrays and various labeling kits needed to process samples. In addition, components of the Company's manufacturing equipment are available from one of only a few suppliers. In the event that supplies from these vendors were delayed or interrupted for any reason, the Company would not be able to get manufacturing equipment, scanners or other components for its GeneChip product in a timely fashion or in sufficient quantities or under acceptable terms.

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

IF THE COMPANY IS UNABLE TO MAINTAIN ITS RELATIONSHIPS WITH COLLABORATIVE
  PARTNERS, IT MAY HAVE DIFFICULTY SELLING ITS PRODUCTS AND SERVICES.

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

    Currently, the Company's significant collaborative partners include Agilent Technologies in the making of its scanners, Amersham Pharmacia Biotech KK in distributing its products in Japan, and Roche Molecular Systems and bioMerieux in the making of its diagnostic chip products. Relying on these or other collaborative relationships is risky to the Company's future success because:

    - its partners may develop technologies or components competitive with its GeneChip product such as Agilent Technologies, which is developing a DNA based array;

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

THE COMPANY'S CURRENT SALES, MARKETING AND TECHNICAL SUPPORT ORGANIZATION MAY
  LIMIT ITS ABILITY TO SELL ITS PRODUCTS.

    The Company currently has limited sales, marketing and technical support services. To assist its sales and support activities, the Company entered into a nonexclusive distribution agreement covering Japan with Amersham Pharmacia Biotech KK and a service agreement for its GeneArray scanner with Agilent Technologies. Third parties, such as Amersham Pharmacia Biotech KK and Agilent Technologies, on whom the Company relies for sales, marketing and technical support may decide to develop and sell competitive products or otherwise become its competitors, which could harm its business. For instance, Agilent Technologies is currently developing a DNA probe based array. Although the Company has invested significant other resources to expand its direct sales force and its technical and support staff, it may not be able to establish a sufficiently sized sales, marketing or technical support organization to sell, market or support its products.

THE LOSS OF A KEY CUSTOMER COULD SUBSTANTIALLY REDUCE THE COMPANY'S REVENUES AND
  BE PERCEIVED AS A LOSS OF MOMENTUM IN THE COMPANY'S BUSINESS.

    The Company's customers are concentrated in a small number of pharmaceutical and biotechnology companies, academic research centers and clinical reference laboratories. The Company expects that a small number of customers, such as Aventis Pharma, Ltd., F. Hoffman-La Roche, Ltd., Genetics Institute, Gene
Logic, Inc. and other key customers, will continue to account for a substantial portion of revenues for the foreseeable future. If the Company loses a major customer, its revenues may be substantially reduced and investors may perceive this as a loss of momentum in its business. Moreover, if consolidation in the pharmaceutical and biotechnology industries continues, the Company's current and potential customer base could decrease, reducing aggregate sales and shrinking its target market.

BECAUSE THE COMPANY'S BUSINESS IS HIGHLY DEPENDENT ON KEY EXECUTIVES AND
  SCIENTISTS, ITS INABILITY TO RECRUIT AND RETAIN THESE PEOPLE COULD HINDER ITS BUSINESS EXPANSION PLANS.

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

    To expand its research, product development and sales efforts the Company needs additional people skilled in areas such as bioinformatics, organic chemistry, information services, regulatory affairs, manufacturing, sales, marketing and technical support. Competition for these people is intense and their turnover rate is high. The Company will not be able to expand its business if it is unable to hire, train and retain a sufficient number of qualified employees.

BECAUSE GLAXO WELLCOME OWNS A SUBSTANTIAL PORTION OF THE COMPANY'S OUTSTANDING
  CAPITAL STOCK, GLAXO MAY BE ABLE TO INFLUENCE THE OUTCOME OF STOCKHOLDER VOTES OR THE MARKET PRICE OF THE COMPANY'S STOCK.

    Glaxo Wellcome plc, ("Glaxo") and its affiliates currently beneficially own approximately 22% of the Company's outstanding common stock as of May 5, 2000, and have the right to designate two of the nine members of the Company's Board of Directors. Accordingly, Glaxo may be able to exercise significant influence over the Company's business and over matters subject to stockholder votes, including votes concerning the election of directors, adoption of amendments to the Company's certificate of incorporation and bylaws and approval of mergers and other significant corporate transactions. Moreover, the Company's stock price may drop if Glaxo or any of its affiliates sells a significant amount of the Company's stock or if investors interpret any sale of the Company's stock by Glaxo or any of its affiliates as a sign of weakness in the Company's business.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

       EXHIBIT
       NUMBER                                 DESCRIPTION OF DOCUMENT
---------------------                         -----------------------
 2.1(1       )              Agreement and Plan of Merger, dated as of September 10,
                              1999, among Affymetrix, Inc., GMS Acquisition, Inc. and
                              certain shareholders.
 3.1(2       )              Amended and Restated Certificate of Incorporation.
 3.2(3       )              Bylaws.
 4.1(4       )              Rights Agreement dated October 15, 1998 between Affymetrix,
                              Inc. and American Stock Transfer & Trust Company, as
                              Rights Agent.
 4.2(5       )              Indenture dated as of September 22, 1999, between
                              Affymetrix, Inc. and The Bank of New York, as Trustee.
 4.3(6       )              Amendment No. 1 to Rights Agreement, dated as of February 7,
                              2000, between Affymetrix, Inc. and American Stock Transfer
                              & Trust Company, as Rights Agent.
 4.4(7       )              Indenture, dated as of February 14, 2000 between Affymetrix,
                              Inc. and The Bank of New York, as Trustee.
 4.5(8       )              Registration Rights Agreement, dated as of February 14,
                              2000, between Affymetrix, Inc. and certain purchasers
                              listed on the signature page thereto.
 27                         Financial data schedule.

------------------------

(1) Incorporated by reference to the Registrant's registration statement on Form S-4 as filed on October 14, 1999 (File No. 333-88987).

(2) Incorporated by reference to Appendix B to our definitive proxy statement on
    Schedule 14A as filed on April 29, 1998 (File No. 000-28218).

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

(4) Incorporated by reference to Exhibit 1 of the Registrant's Form 8-A as filed on October 16, 1998 (file No. 000-28218).

(5) Incorporated by reference to the Registrant's registration statement on Form S-4 as filed on October 14, 1999 (File No. 333-88987).

(6) Incorporated by reference to Exhibit 4.1 to our Form 8-A/A as filed on March 29, 2000 (File No. 000-28218).

(7) Incorporated by reference to the same number exhibit filed with the Registrant's registration statement on Form S-3 as filed on May 11, 2000 (File No. 333-36790).

(8) Incorporated by reference to Exhibit 4.3 filed with Registrant's registration statement on Form S-3 as filed on May 11, 2000 (File No. 333-36790).

(b) Reports on Form 8-K.

    On February 11, 2000, the Company filed a Report on Form 8-K to report under
Item 5 (Other Events) the completion of the merger of Genetic
MicroSystems, Inc. with and into GMS Acquisition, Inc., a wholly-owned subsidiary of the Company.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 15, 2000                                           AFFYMETRIX, INC.

                                                       By:            /s/ EDWARD M. HURWITZ
                                                            -----------------------------------------
                                                                        Edward M. Hurwitz
                                                            VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

                                AFFYMETRIX, INC.
                                 EXHIBIT INDEX
                                 MARCH 31, 2000

       EXHIBIT
       NUMBER                                 DESCRIPTION OF DOCUMENT
---------------------                         -----------------------
 2.1(1       )              Agreement and Plan of Merger, dated as of September 10,
                              1999, among Affymetrix, Inc., GMS Acquisition, Inc. and
                              certain shareholders.
 3.1(2       )              Amended and Restated Certificate of Incorporation.
 3.2(3       )              Bylaws.
 4.1(4       )              Rights Agreement dated October 15, 1998 between Affymetrix,
                              Inc. and American Stock Transfer & Trust Company, as
                              Rights Agent.
 4.2(5       )              Indenture dated as of September 22, 1999, between
                              Affymetrix, Inc. and The Bank of New York, as Trustee.
 4.3(6       )              Amendment No. 1 to Rights Agreement, dated as of February 7,
                              2000, between Affymetrix, Inc. and American Stock Transfer
                              & Trust Company, as Rights Agent.
 4.4(7       )              Indenture, dated as of February 14, 2000 between Affymetrix,
                              Inc. and The Bank of New York, as Trustee.
 4.5(8       )              Registration Rights Agreement, dated as of February 14,
                              2000, between Affymetrix, Inc. and certain purchasers
                              listed on the signature page thereto.
 27                         Financial data schedule.

------------------------

(1) Incorporated by reference to the Registrant's registration statement on Form S-4 as filed on October 14, 1999 (File No. 333-88987).

(2) Incorporated by reference to Appendix B to our definitive proxy statement on
    Schedule 14A as filed on April 29, 1998 (File No. 000-28218).

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

(4) Incorporated by reference to Exhibit 1 of the Registrant's Form 8-A as filed on October 16, 1998 (file No. 000-28218).

(5) Incorporated by reference to the Registrant's registration statement on Form S-4 as filed on October 14, 1999 (File No. 333-88987).

(6) Incorporated by reference to Exhibit 4.1 to our Form 8-A/A as filed on March 29, 2000 (File No. 000-28218).

(7) Incorporated by reference to the same number exhibit filed with the Registrant's registration statement on Form S-3 as filed on May 11, 2000 (File No. 333-36790).

(8) Incorporated by reference to Exhibit 4.3 filed with Registrant's registration statement on Form S-3 as filed on May 11, 2000 (File No. 333-36790).