Form 10-Q
period 2000-06-30
AFFYMETRIX INC
filed 2000-08-14
CIK 913077

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)



   /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED
           JUNE 30, 2000


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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

            COMMON SHARES OUTSTANDING ON JULY 31, 2000: 27,616,642

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                AFFYMETRIX, INC.
                               TABLE OF CONTENTS

                                                                PAGE
                                                              --------
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets at June 30,
        2000 and December 31, 1999.............................      3

        Condensed Consolidated Statements of Operations for
        the Three and Six Months Ended June 30, 2000 and
        1999..................................................       4

        Condensed Consolidated Statements of Cash Flows for
        the Six Months Ended June 30, 2000 and 1999...........       5

        Notes to Condensed Consolidated Financial
        Statements............................................       6

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.........................       9

Item 3. Quantitative and Qualitative Disclosures About
  Market Risk.................................................      12

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.....................................      12

Item 2. Changes in Securities and Use of Proceeds.............      15

Item 4. Submission of Matters to a Vote of Security Holders...      15

Item 5. Other Information.....................................      16

Item 6. Exhibits and Reports on Form 8-K......................      22

SIGNATURES....................................................      23

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  AFFYMETRIX, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                JUNE 30,    DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)      (NOTE)
ASSETS
Current assets:
  Cash and cash equivalents.................................   $  85,247      $  12,677
  Available-for-sale securities.............................     334,325        213,763
  Accounts receivable.......................................      38,028         24,646
  Inventories...............................................      17,011         12,792
  Other current assets......................................       1,785          4,159
                                                               ---------      ---------
    Total current assets....................................     476,396        268,037
Net property and equipment..................................      49,006         40,775
Acquired technology rights..................................      10,433          8,965
Notes receivable from stockholders..........................       1,022          1,074
Other assets................................................      52,129          7,736
                                                               ---------      ---------
                                                               $ 588,986      $ 326,587
                                                               =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................   $  36,360      $  29,926
  Deferred revenue..........................................       9,700          6,468
  Current portion of capital lease obligation...............         135            261
                                                               ---------      ---------
        Total current liabilities...........................      46,195         36,655
Obligation to Beckman Coulter, Inc..........................       5,000          5,000
Convertible subordinated notes..............................     375,000        150,000
Common stock purchase rights................................       3,000          3,000
Stockholders' equity:
  Common stock..............................................         276            271
  Additional paid-in-capital................................     263,213        256,739
  Accumulated deficit.......................................    (136,564)      (124,203)
  Other.....................................................      32,866           (875)
                                                               ---------      ---------
        Total stockholders' equity..........................     159,791        131,932
                                                               ---------      ---------
                                                               $ 588,986      $ 326,587
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

                                AFFYMETRIX, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)


                                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                                               JUNE 30,              JUNE 30,
                                                         --------------------  --------------------
                                                           2000       1999       2000       1999
                                                         ---------  ---------  ---------  ---------
Revenue:
  Product..............................................  $  40,182  $  22,482  $  76,855  $  39,576
  Research.............................................        440      1,872      2,874      4,316
  License fees and royalties...........................      4,789        539      5,913        736
                                                         ---------  ---------  ---------  ---------
    Total revenue......................................     45,411     24,893     85,642     44,628

Costs and expenses:
  Cost of product revenue..............................     17,211     10,801     30,717     17,140
  Research and development.............................     12,952     10,120     25,160     20,651
  Selling, general and administrative..................     23,050     12,782     42,801     23,844
  Merger related costs.................................          -          -      2,395          -
                                                         ---------  ---------  ---------  ---------
    Total costs and expenses...........................     52,213     33,703    101,073     61,635
                                                         ---------  ---------  ---------  ---------

Loss from operations...................................     (7,802)    (8,810)   (15,431)   (17,007)

Interest income, net...................................      1,710      1,308      3,070      2,391
                                                         ---------  ---------  ---------  ---------

Net loss...............................................     (6,092)    (7,502)   (12,361)   (14,616)

Preferred Stock dividends..............................          -       (813)         -     (1,626)
                                                         ---------  ---------  ---------  ---------

Net loss attributable to Common Stockholders...........  $  (6,092) $  (8,315) $ (12,361) $ (16,242)
                                                         =========  =========  =========  =========

Basic and diluted net loss per common share............  $   (0.22) $   (0.33) $   (0.46) $   (0.66)
                                                         =========  =========  =========  =========

Shares used in computing basic and diluted net loss
  per common share.....................................     27,495     25,162     27,163     24,706
                                                         =========  =========  =========  =========


    Note: Certain prior year balances have been reclassified to conform with the current year presentation.


                            See accompanying notes.

                                AFFYMETRIX, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                     JUNE 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Cash flows from operating activities:
  Net loss..................................................  $(12,361)  $(14,616)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation and amortization.........................     4,781      4,009
      Change in operating assets and liabilities:
        Accounts receivable.................................   (13,382)    (9,075)
        Inventories.........................................    (4,219)    (2,453)
        Other current assets................................       170       (413)
        Other assets........................................   (10,665)       (41)
        Accounts payable and accrued liabilities............     6,434      2,151
        Deferred revenue....................................     3,232      2,663
                                                              --------   --------
          Net cash used in operating activities.............   (26,010)   (17,775)

Cash flows from investing activities:
  Capital expenditures......................................   (12,984)    (7,224)
  Proceeds from the sale of available-for-sale securities...   287,108     34,449
  Purchases of available-for-sale securities................  (405,197)   (36,134)
  Purchases of technology rights............................    (1,850)         -
                                                              --------   --------
          Net cash used in investing activities.............  (132,923)    (8,909)

Cash flows from financing activities:
  Issuance of common stock..................................     6,479     34,407
  Issuance of convertible subordinated debt.................   225,000          -
  Preferred Stock dividends paid............................         -     (1,626)
  Principal payments on capital lease obligations...........      (126)      (123)
  Repayment of notes receivable from stockholders...........       150          -
                                                              --------   --------
          Net cash provided by financing activities.........   231,503     32,658

Net increase in cash and cash equivalents...................    72,570      5,974

Cash and cash equivalents at beginning of period............    12,677      5,666
                                                              --------   --------
Cash and cash equivalents at end of period..................  $ 85,247   $ 11,640
                                                              ========   ========

Supplemental disclosure of noncash investing activities:

   Unrealized gain on equity investment.....................  $ 33,676   $      -
                                                              ========   ========

                            See accompanying notes.

                                AFFYMETRIX, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2000

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

    Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 8-K filed April 7, 2000, which restates financial information for prior periods to reflect the combined results of Affymetrix and Genetic MicroSystems, Inc. ("GMS").

    In February 2000, all of the outstanding shares of GMS were acquired by Affymetrix in a business combination accounted for as pooling of interests. Accordingly, the financial data for prior periods has been restated to represent the combined financial results of Affymetrix and GMS.

    REVENUE RECOGNITION

    Product revenues include sales of GeneChip-Registered Trademark-instrumentation, Affymetrix scanners and arrayers, software and probe arrays as well as the associated subscription fees earned under EasyAccess-TM-agreements. Instrumentation and probe array revenues are recognized when earned, which is generally upon shipment and transfer of title to the customer. Software revenue is recognized upon completion of performance obligations, which is generally upon installation. Reserves are provided for anticipated returns and warranty expenses at the time the associated revenue is recognized. Revenue from subscription fees earned under EasyAccess-TM-agreements is recorded ratably over the term of the agreement subject to adjustments for anticipated reductions provided for in certain agreements for late delivery of probe arrays. Payments received in advance under these arrangements are recorded as deferred revenue until earned.

      Research revenue includes amounts earned, including milestones, from services performed pursuant to commercial collaboration and supply agreements as well as under government grants. Research revenue is recorded in the period in which the costs are incurred or in which the revenue is earned as defined in the related agreement. Direct costs associated with these contracts and grants are reported as research and development expenses.

    License and royalty revenues include amounts earned from third parties licensed under the Company's intellectual property and are recognized when earned under the terms of the related agreements.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101") which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with APB Opinion No. 20, "Accounting Changes." In June 2000, the SEC issued Staff Accounting Bulletin No. 101B which defers the effective date of SAB 101 until no later than the fourth quarter of 2000. The Company is currently evaluating SAB 101 to determine whether it would have any material impact on the Company's results of operations.

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


NOTE 2--CASH, CASH EQUIVALENTS AND AVAILABLE-FOR-SALE SECURITIES

    As of June 30, 2000, debt securities held by the Company are comprised of U.S. Government obligations and U.S. corporate debt securities. They are classified as available-for-sale and are carried at fair value with unrealized gains and losses reported in stockholders' equity.


NOTE 3--INVENTORIES

    Inventories consist of the following (in thousands):

                                                        JUNE 30,    DECEMBER 31,
                                                          2000          1999
                                                        ---------   ------------
Raw materials.........................................   $ 5,526       $ 5,247
Work in process.......................................     1,217           891
Finished goods........................................    10,268         6,654
                                                         -------       -------
  Total...............................................   $17,011       $12,792
                                                         =======       =======


NOTE 4--ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

    Accounts payable and accrued liabilities consist of the following (in thousands):

                                                        JUNE 30,    DECEMBER 31,
                                                          2000          1999
                                                        ---------   ------------
Accounts payable......................................   $ 5,733       $11,488
Accrued compensation and related liabilities..........     4,572         4,269
Accrued interest on convertible subordinated notes....     5,983         2,221
Accrued sales and use tax.............................     2,108         1,170
Accrued warranty......................................     1,673         1,752
Accrued legal.........................................    14,613         6,162
Other.................................................     1,678         2,864
                                                         -------       -------
  Total...............................................   $36,360       $29,926
                                                         =======       =======

NOTE 5--COMPREHENSIVE INCOME (LOSS)

    The components of comprehensive income/(loss) for the three and six months ended June 30, 2000 and 1999 are as follows (in thousands):

                                                               THREE MONTHS           SIX MONTHS
                                                              ENDED JUNE 30,        ENDED JUNE 30,
                                                            -------------------   -------------------
                                                              2000       1999       2000       1999
                                                            --------   --------   --------   --------
Net loss attributable to common stockholders..............  $ (6,092)  $ (8,315)  $(12,361)  $(16,242)
Unrealized gain on equity investment......................    33,676          -     33,676          -
Unrealized loss on debt securities........................     1,584       (192)      (141)      (589)
                                                            --------   --------   --------   --------
Comprehensive gain/(loss).................................  $ 29,168   $ (8,507)  $ 21,174   $(16,831)
                                                            ========   ========   ========   ========

Unrealized gain on equity investments related to the Company's holdings in Orchid Biosciences, Inc. which completed its initial public offering in May 2000.

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

NOTE 7--CONVERTIBLE SUBORDINATED NOTES

    On February 14, 2000, the Company completed the sale of $225 million principal amount of 4.75% convertible subordinated notes due 2007 (the "4.75% Notes"). The 4.75% Notes mature on February 15, 2007 and bear interest at a rate of 4.75% per annum, which is payable semi-annually. The 4.75% Notes are convertible, at any time prior to maturity or redemption, into shares of the Company's common stock at a conversion price of $321.00 per share, subject to adjustment. The Company can redeem some or all of the 4.75% Notes at any time after February 20, 2003 and the debt holders have a right to require the Company to purchase all or a portion of the 4.75% Notes upon a change in control. The 4.75% Notes are subordinated to all of the Company's existing and future senior indebtedness. The Company has filed a registration statement for resale of the 4.75% Notes and the shares of common stock issuable upon conversion of the 4.75% Notes within 90 days of the completion of the private placement.

NOTE 8--GENETIC MICROSYSTEMS, INC. ("GMS")

On February 9, 2000, Affymetrix completed a merger with GMS by acquiring all of GMS' outstanding stock in a tax-free, stock-for-stock transaction. GMS stockholders received 0.2815 of an Affymetrix share for each GMS share. Affymetrix issued 969,899 shares in the merger and accounted for the transaction as a pooling of interests. Accordingly, Affymetrix' consolidated financial statements have been retroactively restated for prior periods to include the combined financial results of Affymetrix and GMS and no adjustments were necessary to conform the accounting practices of the two companies. The table below represents the separate results for Affymetrix and GMS for the periods prior to the merger and combined results after the merger (in thousands):

                                                    AFFYMETRIX           GMS           TOTAL
                                                   ------------        --------     --------
Six months ended June 30, 2000
  Revenues..........................               $    84,234         $ 1,408      $ 85,642
  Net loss..........................                   (12,316)            (45)      (12,361)

Six months ended June 30, 1999
  Revenues..........................               $    39,514         $ 5,114      $ 44,628
  Net loss..........................                   (14,869)         (1,373)      (16,242)


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

NOTE 10--SUBSEQUENT EVENT - TWO-FOR-ONE STOCK SPLIT APPROVED

     On July 20, 2000, the Company's Board of Directors approved a two-for-one stock split of its outstanding shares of common stock. The stock split entitles each stockholder of record at the close of business on August 10, 2000, to receive a stock dividend of one additional share for every share of Affymetrix Common Stock held on that date. The additional shares resulting from the stock split will be distributed by the Company's transfer agent on August 21, 2000. The Company currently has approximately 27.6 million shares outstanding. Upon completion of the split, the number will increase to approximately 55.2 million shares outstanding.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Management's Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2000 and for the three and six month periods ended June 30, 2000 and 1999 should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Current Report on Form 8-K filed on April 7, 2000.

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

OVERVIEW

    Affymetrix, Inc. ("Affymetrix" or the "Company") is a leader in developing and commercializing systems to acquire, analyze and manage complex genetic information in order to improve the quality of life. The Company's GeneChip-Registered Trademark- system consists of disposable DNA probe arrays containing gene sequences on a chip, certain reagents for use with the probe arrays, a scanner and other instruments to process the probe arrays, and software to analyze and manage genetic information from the probe arrays. The Company's spotted array system enables individual researchers to create and analyze custom microarrays on an easy-to-use, cost efficient platform. The Company commenced commercial sales of the GeneChip-Registered Trademark-system for research use in April 1996 and currently sells its products to pharmaceutical and biotechnology companies, academic research centers and clinical reference laboratories primarily in the United States and Europe.

    The business and operations of the Company were commenced in 1991 by Affymax N.V. ("Affymax") and were initially conducted within Affymax. In March 1992, the Company was incorporated as a California corporation and wholly owned subsidiary of Affymax and in September 1998 was reincorporated as a Delaware corporation.

In March 1995, Glaxo plc, now Glaxo Wellcome plc ("Glaxo"), acquired Affymax, including its ownership interest in Affymetrix. Beginning in September 1993, the Company issued equity securities, including an initial public offering in June 1996, which diluted Affymax' and then Glaxo's ownership in Affymetrix. In April 1998, the Company completed the sale of 1,634,522 shares of Series AA Convertible Redeemable Preferred Stock to Glaxo Wellcome Americas, Inc. (a wholly owned subsidiary of Glaxo) for net proceeds of approximately $49.9 million and in August 1999, Glaxo elected to convert the Series AA Convertible Redeemable Preferred Stock to 1,257,229 shares of Affymetrix common stock at a conversion price of $40 per share. As of June 30, 2000, Glaxo's ownership position was approximately 22%.

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

    The Company has incurred operating losses in each year since its inception, including a loss attributable to Common Stockholders of approximately $27.6 million for the year ended December 31, 1999. The Company incurred an operating loss of approximately $7.8 million for the quarter ended June 30, 2000 and, as of such date, had an accumulated deficit of approximately $136.6 million. The Company's losses have resulted principally from costs incurred in research and development and manufacturing and from selling, general and administrative costs associated with the Company's operations. These costs have exceeded the Company's revenues and interest income, which to date have been generated principally from product sales, royalties and license fees, technology access fees, collaborative research and development agreements, government research grants, and cash and investment balances. The Company expects to incur additional operating losses for at least the near term as a result of increases in development of its marketing and sales infrastructure, research and product development, and general and administrative costs, including the costs of patent litigation.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

    Product revenue was $40.2 million and $76.9 million for the three and six months ended June 30, 2000, respectively, compared to $22.5 million and $40.0 million in the three and six months ended June 30, 1999. The increases in product revenue resulted from increased sales of GeneChip-Registered Trademark- probe arrays, increased placements of instruments (including the GeneChip-Registered Trademark- system, the 417 Arrayer(TM) and 418/428 Scanner(TM)) and increases in subscription fees earned under EasyAccess(TM) contracts. Research revenue was approximately $0.4 million and $2.9 million for the three and six months ended June 30, 2000 respectively, compared to $1.9 million and $4.3 million in the three and six months ended June 30, 1999. The decrease is primarily due to lower activity under government grants primarily the grant from the Advanced Technology Program ("ATP"), which was completed in January 2000. License fees and royalty revenue was $4.8 million and $5.9 million for the three and six month periods ended June 30, 2000, respectively, compared to $0.5 million and $0.7 million in the three and six months ended June 30, 1999. The increase in license fees and royalty revenue was attributed primarily to the fees recognized upon signing of new licenses and the expansion of existing licensing arrangements.

    Cost of product revenue was $17.2 million and $30.7 million for the three and six month periods ended June 30, 2000, respectively, compared to $10.8 million and $17.1 million in the three and six months ended June 30, 1999. The increase in cost of product revenue was correlated primarily to the increase in product revenue. Historically the Company has experienced variation in its manufacturing capacity and yield of its GeneChip-Registered Trademark- products which has impacted the Company's ability to meet its commitments to deliver certain products to its customers in a timely manner. Although manufacturing yields have historically been the primary factor for fluctuations in the Company's gross margin, it is expected that as manufacturing yields have stabilized, future fluctuations in gross margin will be driven by the variability of product mix and sales volumes.

The Company also sells products in certain foreign countries and thus revenue and margins may fluctuate due to changes in currency exchange rates.

    Research and development expenses were $12.9 million and $25.2 million for the three and six month periods ended June 30, 2000, respectively, compared to $10.1 million and $20.6 million in the three and six months ended June 30, 1999. The increase in research and development expenses was attributable primarily to the hiring of additional research and development personnel and increased internal utilization of DNA arrays and related supplies. The Company expects research and development spending to increase over the next several years as product development and core research efforts continue to expand.

    Selling, general and administrative expenses were $23.0 million and $42.8 million for the three and six month periods ended June 30, 2000, respectively, compared to $12.8 million and $23.8 million in the three and six months ended June 30, 1999. The increase in selling, general and administrative expenses resulted primarily from the Company's expansion of commercial activities and increased legal costs arising from ongoing patent litigation. Selling, general and administrative expenses are expected to continue to increase as the Company expands sales, marketing, and technical support functions, increases headcount in management and administrative functions, prosecutes and defends its intellectual property position and defends against claims made by third parties in ongoing litigation. In particular, based on current expectations for the respective trial dates for ongoing litigation with Hyseq, Inc., Incyte Pharmaceuticals, Inc., Synteni, Inc., and Oxford Gene Technology, Ltd., the Company expects legal costs will remain at or increase from the current levels for at least the next three to four quarters.

    Merger related expenses of $2.4 million for the six months ended June 30, 2000 were associated with the GMS acquisition completed in February 2000.

    Net interest income was $1.7 million and $3.1 million for the three and six month periods ended June 30, 2000, respectively, compared to $1.3 million and $2.4 million in the three and six months ended June 30, 1999. The fluctuations in net interest income result principally from variations in the Company's available-for-sale securities balances.

LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 2000, the Company had cash, cash equivalents and available-for-sale securities of $419.6 million compared to $226.4 million at December 31, 1999. The increase is primarily attributable to net proceeds of $218.0 million received in conjunction with the issuance of $225.0 million 4.75% Notes issued in February 2000, offset by cash used to fund the Company's operating loss and capital expenditures.

    Net cash used in operating activities was $26.0 million for the six months ended June 30, 2000, as compared to $17.8 million for the six months ended June 30, 1999. The increase in net cash used in operating activities was the result of an increase in the Company's accounts receivable, due to increased product sales, as well an increase in other assets partially offset by decreases in the Company's net loss and accounts payable balances.

    The Company's investing activities, other than purchases, sales and maturities of available-for-sale securities, consisted of capital expenditures, which totaled $13.0 million for the six months ended June 30, 2000, as compared to $7.2 million for the six months ended June 30, 1999. The increase in capital expenditures during the six months ended June 30, 2000 related primarily to facilities and production equipment for the manufacturing facility in West Sacramento, California and improvements to office and light manufacturing space in Sunnyvale, California. The Company expects to continue to expand its manufacturing and other operating facilities over the next few years.

    Financing activities for the six months ended June 30, 2000 include net proceeds of $218.0 million from the private placement of 4.75% Notes in February 2000. The 4.75% Notes are convertible, subject to adjustment in certain circumstances, into Affymetrix common stock at a price equal to $321.00 per share. Accrued interest on the 4.75% Notes is payable semi-annually. Affymetrix may redeem the 4.75% Notes at any time on or after February 15, 2003.

    The Company anticipates that its existing capital resources will enable it to maintain currently planned operations and planned capital expenditures for the foreseeable future. However, this expectation is based on the Company's current operating plan and capital expenditure plan, which may change, and therefore the Company could require additional funding sooner than anticipated. In addition, the Company expects its capital requirements will remain substantial and may increase over the next several years as it expands its facilities and acquires scientific equipment to support expanded manufacturing and research and development efforts.

RECENT ACCOUNTING ANNOUNCEMENT

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101") which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with APB Opinion No. 20, "Accounting Changes." In June 2000, the SEC issued Staff Accounting Bulletin No. 101B which defers the effective date of SAB 101 until no later than the fourth quarter of 2000. The Company is currently evaluating SAB 101 to determine whether it would have any material impact on the Company's results of operations.

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

    The table below presents the principal amounts and weighted-average interest rates by year of maturity for the Company's investment portfolio:

                                                                                                             FAIR VALUE AT
                                                                                                               JUNE 30,
                              2000       2001       2002       2003        2004      THEREAFTER    TOTAL         2000
                            --------   --------   --------   ---------   ---------   ----------   --------   -------------
                                                            (DOLLAR AMOUNTS IN THOUSANDS)
ASSETS:
Available-for-sale
  securities..............   $132,605  $215,948    $69,897    $ 8,400     $     --     $     --   $426,850     $428,064
Average interest rate.....       1.3%      5.4%       6.6%       5.8%
LIABILITIES:
5% convertible
  subordinated notes due
  2006....................  $     --   $     --   $    --    $     --    $     --     $150,000    $150,000     $222,195
Average interest rate.....                                                                5.0%
4.75% convertible
  subordinated notes due
  2007....................  $     --   $     --   $    --    $     --    $     --     $225,000    $225,000     $173,565
Average interest rate.....                                                               4.75%

The Company is exposed to equity price risks on its investments in certain marketable equity securities entered into to further its business and strategic objectives. To date, the Company has not attempted to reduce or eliminate its market exposure on these securities. As of June 30, 2000, marketable equity investments related to Orchid Biosciences, Inc. amounted to $38.2 million.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

GENERAL

    Affymetrix is a party to significant litigation, which will consume substantial financial and managerial resources and which could adversely affect its business, financial condition and results of operations. If in any pending or future intellectual property litigation Affymetrix or its collaborative partners is found to have infringed the valid intellectual property rights of third parties, Affymetrix or its collaborative partners could be subject to significant liability for damages, could be required to obtain a license from a third party, which may not be available on reasonable terms or at all, or could be prevented from manufacturing and selling its products. In addition, if Affymetrix is unable to enforce its patents and other intellectual property rights against others, or if its patents are found to be invalid, third parties may more easily be able to introduce and sell probe array systems that compete with Affymetrix' GeneChip-Registered Trademark- technology, and Affymetrix' competitive position could suffer. Affymetrix may be required to devote substantial financial and managerial resources to protect its intellectual property rights and to defend against the claims described below as well as any future claims asserted against it. Further, because of the substantial amount of discovery required in connection with any litigation, there is a risk that confidential information could be compromised by disclosure.

OXFORD GENE TECHNOLOGY LITIGATION

    In June 1999, Oxford Gene Technology, Ltd. ("OGT") filed suit against Affymetrix in the United States District Court for the District of Delaware alleging infringement of United States Patent 5,700,637 and in the United Kingdom alleging infringement of European Patent 0-373-203. OGT seeks an injunction and damages through these actions. On or before June 4, 1999, an asset transfer agreement with Beckman Coulter, Inc. ("Beckman") became effective, which Affymetrix believes transferred Beckman's microarray business, including licenses to United States Patent 5,700,637 and European Patent 0-373-203. On June 17, 1999, Affymetrix filed a complaint in the United States District Court for the Northern District of California asking for, among other things, a declaration that Affymetrix has a valid license to use the patents and that, in light of this license, Affymetrix is not infringing these patents. This case has been transferred and consolidated with the Delaware action. Discovery is proceeding in the Delaware action. Affymetrix has moved to amend its answer to challenge the validity of United States Patent 5,700,637 and has also moved to amend its answer to assert the defense of patent misuse and has sought to assert counterclaims against OGT. Trial has been set to commence on October 31, 2000. In the UK action, Affymetrix has counterclaimed for revocation of the European patent and OGT applied to amend the patent, and to seek a stay of the patent infringement liability, validity and amendment issues. On April 19, 2000, the High Court of Justice, Chancery Division, Patent Court denied OGT's request for a stay of the patent infringement, validity and amendment issues in the UK action. In addition, in the UK action the UK court determined that Beckman's work to date with the arrays it had licensed from OGT did not constitute a "business" within the meaning of the assignment clause in the Beckman license. Therefore, the court held that Beckman did not sell an array business to Affymetrix, and the patent license at issue, consequently, did not transfer to Affymetrix. The court also held that the "Consortium Clause" in the Beckman license did not obligate OGT to grant a license to Affymetrix for the patents. In the Delaware action, OGT has moved for partial summary judgment on Affymetrix' license defense, based upon the UK court's ruling. Affymetrix has opposed that motion.

    In the UK, the Court of Appeal has agreed to hear the appeal of the judgment of the High Court of Justice regarding the transfer of Beckman's license under the asset transfer agreement. That appeal has been expedited and will be heard in mid-October 2000.

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

    On June 21, 2000, Affymetrix and Beckman filed suit in the United States District Court for the District of Delaware seeking to enjoin OGT from terminating the license originally provided to Beckman. At a hearing on the application for a temporary restraining order, OGT agreed not to terminate the license agreement until the court rules on the request for preliminary injunctive relief. A hearing on Affymetrix and Beckman's motion for a preliminary injunction was heard on July 21, 2000. The court has not yet decided that motion.

HYSEQ, INC. LITIGATION

    On March 3, 1997, Hyseq, Inc. ("Hyseq") filed a lawsuit in United States District Court for the Northern District of California (San Jose Division) alleging that Affymetrix' products infringe United States Patents 5,202,231, or `231, and

5,525,464, or `464. In addition, in December 1997, Hyseq filed a second action claiming that Affymetrix' products infringe a related patent, United States Patent 5,695,940, or `940. On August 18, 1998, Affymetrix filed a lawsuit in United States District Court for the Northern District of California against Hyseq alleging infringement of U.S. Patent Nos. 5,795,716, or `716, and 5,744,305, or `305. On September 1, 1998, Affymetrix added its U.S. Patent No. 5,800,992, or `992, to the complaint of infringement against Hyseq. On October 26, 1999, Hyseq filed a third action in United States District Court for the Northern District of California claiming that Affymetrix' products infringe a related patent, United States Patent 5,972,619, or `619. The action also requests a declaration that the `716 patent is invalid based on the `619 patent. On November 23, 1998, Hyseq filed an answer to Affymetrix' complaint, alleging that Affymetrix' three asserted patents are invalid. On October 26, 1999, the United States District Court for the Northern District of California issued a claims construction order interpreting various terms of the `231, `464, and `940 patents. Following Hyseq's motion for reconsideration of that claims construction order, the United States District Court for the Northern District of California on July 28, 2000, issued a revised claims construction order interpreting various terms of the `231, `464 and `940 patents. No trial dates have been set in these cases. A claims construction hearing relating to the '992, '305 and '716 patents has been set for November 29, 2000.

    Affymetrix believes that Hyseq's claims are without merit. However, Affymetrix cannot be sure that it will prevail in this matter.

INCYTE PHARMACEUTICALS AND SYNTENI LITIGATION AND PROCEEDINGS

    On January 6, 1998, Affymetrix filed a patent infringement action in the United States District Court for the District of Delaware alleging that certain of Incyte Pharmaceuticals, Inc.'s ("Incyte") and Synteni, Inc.'s ("Synteni") products infringe United States Patent 5,445,934, or `934. On September 1, 1998, Affymetrix filed a complaint against Incyte and Synteni in United States District Court for the District of Delaware alleging infringement of the `305 patent and the `992 patent. These actions were transferred to the United States District Court for the Northern District of California on November 18, 1998. The actions seek to enjoin commercial activities of Incyte and Synteni relating to Affymetrix' patents and, in regard to the `992 patent, sought a preliminary injunction. Incyte and Synteni moved for summary judgment that certain claims of the `992 patent were invalid. On May 4, 1999, the court denied Affymetrix' motion for preliminary injunction and denied Incyte and Synteni's motion for summary judgment.

    On April 17, 1998, Incyte filed a response and counterclaim, asserting that the `934 patent is invalid and not infringed. On April 17, 1998, Incyte also filed a counterclaim alleging that a patent license agreement Affymetrix entered into in December 1997 with Molecular Dynamics interfered with an agreement between Incyte and Molecular Dynamics. In the counterclaim, Incyte alleges that the terms of Affymetrix' patent license to Molecular Dynamics prevented Molecular Dynamics from meeting its obligations to Incyte. Incyte seeks damages from Affymetrix. On September 21, 1998, Incyte and Synteni filed an answer asserting various defenses to the lawsuits in relation to the `992 patent and the `305 patent, and asserted several counterclaims, including:

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

    No trial dates have been set for these matters. A claims construction hearing relating to the '934, '305 and '992 patents has been set for November 29, 2000.

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

PE CORPORATION LITIGATION

    On July 6, 2000, PE Corporation ("PE") filed a lawsuit in the United States District Court for the District of Delaware alleging that certain Affymetrix products infringe five PE patents related to reagents that Affymetrix purchases from PE licensed vendors. No trial dates have been set.

    Affymetrix believes that PE's claims are without merit. However, Affymetrix cannot be sure that it will prevail in this matter.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Rights Agreement

    On February 7, 2000 the Company and American Stock Transfer & Trust Company, as Rights Agent (the "Rights Agent"), entered into Amendment No. 1 (the "Amendment") to the Rights Agreement, dated October 15, 1998, between the Company and the Rights Agent (the "Rights Agreement"). The Amendment extends the expiration date of the Rights Agreement until February 7, 2010. The Amendment also increases the purchase price for each one one-thousandth of a share of Series B Preferred Stock purchasable upon the exercise of a Right to $1,250. The effective date of the Amendment is February 7, 2000.

Charter Amendment

    On June 12, 2000, the Company filed a Restated Certificate of Incorporation with the Secretary of State of the State of Delaware increasing the number of authorized shares of Common Stock of the Company from seventy-five million (75,000,000) shares to two hundred million (200,000,000) shares.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(A) DATE OF MEETING

    The Annual Meeting of the Stockholders of Affymetrix, Inc. was held on June 8, 2000.

(C) DESCRIPTION OF EACH MATTER VOTED ON AND NUMBER VOTES CAST

                                                                     FOR        AGAINST      WITHHELD
                                                                     ---        -------      --------

1. To elect directors to serve until the next annual meeting of stockholders or until their successors are elected.

         Stephen P.A. Fodor, Ph.D.............................    23,094,139        0         61,312
         Paul Berg, Ph.D......................................    22,654,259        0        501,192
         John D. Diekman, Ph.D................................    23,130,399        0         25,052
         Adrian Hennah........................................    22,654,259        0        501,192
         Vernon R. Loucks, Jr.................................    22,653,943        0        501,508
         Barry C. Ross, Ph.D..................................    23,127,097        0         28,352
         David B. Singer......................................    22,657,559        0        497,892
         Lubert Stryer, M.D...................................    23,130,399        0         25,052
         John A. Young........................................    23,114,899        0         40,552

                                                                                         BROKER
                                                       FOR        AGAINST    ABSTAIN    NON-VOTES
                                                       ---        -------    -------    ---------

2. To ratify the appointment of Ernst & Young LLP   23,134,891       8,772   11,787            1
   as independent auditors of the Company for
   the fiscal year ending December 31, 2000


3. To approve and ratify the amendment of the       20,428,796   2,710,078   16,576            1
   Company's Certificate of Incorporation to
   increase the number of authorized shares of
   Common Stock of the Company


4. To approve and ratify the Company's 2000         13,046,411   4,450,839   39,227    5,618,974
   Equity Incentive Plan


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

    To demonstrate the volatility of the Company's stock price, during the period beginning June 30, 1999 through June 30, 2000, the volume of its common stock traded on any given day has ranged from 90,900 to 5,372,400 shares, a 5,810% difference. Moreover, during that period, its common stock has traded as low as $48.00 per share and as high as $324.125 per share, a 575% difference. The market price of its common stock has changed as much as $39.625 per share in a single day and its stock price has changed more than $20 in a single day 24 times in the last six months.

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

    - cost-effectively manufacture components of the GeneChip-Registered Trademark- system;

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

    - can be manufactured in sufficient quantities or at a reasonable cost; or

    - can be marketed successfully.

SALES OF THE COMPANY'S GENECHIP-Registered Trademark- PRODUCTS AND ITS
  OPERATING RESULTS MAY FLUCTUATE UNPREDICTABLY FROM PERIOD TO PERIOD.

    The Company expects that its customers' supply requirements and orders will depend, among other things, on the frequency of experiments conducted by them, their inventory of GeneChip-Registered Trademark- products and their expectations as to how long it will take for the Company to fill future orders. In addition, the Company expects that from time to time it will receive relatively large orders with short lead times. As a result, its revenues and operating results may fluctuate significantly from period to period due in part to factors that are outside of its control and which it cannot predict.

THE COMPANY MAY LOSE CUSTOMERS UNLESS IT IMPROVES ITS ABILITY TO MANUFACTURE ITS
  PRODUCTS AND ENSURE THEIR PROPER PERFORMANCE.

    The Company produces its GeneChip-Registered Trademark- products in an innovative and complicated manufacturing process. It has experienced and may continue to experience significant variability in the manufacturing yield of its GeneChip-Registered Trademark- products which has reduced, and it may continue to reduce, its gross margins and harm its business. The Company has also experienced, and anticipates that it may continue to experience, difficulties in meeting customer, collaborator and internal demand for some of its probe array products. If the Company cannot deliver products in a timely manner, it could lose customers, delay introduction of new products or cause demand for the Company's products to decline. Furthermore, if the Company cannot deliver products to its customers that consistently meet their performance expectations, demand for its products will decline.

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

    Intellectual property rights are essential to the Company's business. The Company is engaged in significant litigation with its competitors regarding its intellectual property rights. On January 6, 1998, the Company filed a patent infringement action against Incyte Pharmaceuticals and Synteni Inc. to protect its U.S. Patent No. 5,445,934. In addition, Hyseq has filed three patent infringement actions against the Company and on August 18, 1998, the Company filed suit against Hyseq to protect its U.S. Patent Nos. 5,795,716 and 5,744,305. On September 1, 1998, the Company amended its complaint against Hyseq to protect its U.S. Patent No. 5,800,992 and its complaint against Incyte to protect its U.S. Patent Nos. 5,800,992 and 5,744,305. In addition, Oxford Gene Technology filed patent infringement suits against the Company, and Oxford Gene Therapy Limited applied to revoke its EP (UK) 0-619-321 Patent, related to DNA arrays, in the United Kingdom. In connection with the Oxford Gene Technology suit, on April 7, 2000, a United Kingdom court held that the Company's 1999 purchase of Beckman Coulter's array business was not sufficient to transfer Beckman Coulter's license to certain patents held by Oxford Gene Technology. The Company plans to appeal this decision. In addition, on July 6, 2000, PE Corporation ("PE") filed a patent infringement action against the Company alleging that certain Affymetrix products infringe five PE patents related to reagents that Affymetrix purchases from PE licensed vendors. For a discussion of the Company's intellectual property--related litigation (See Part II, Item 1. "Legal Proceedings").

    All of these cases are pending and consume, and will continue to consume, substantial portions of the Company's financial and managerial resources. A loss of a significant litigation could prevent the Company from producing its current products or developing new ones and could also result in the payment of significant penalties and royalties, which could make it too costly to produce some or all of its products. If it cannot maintain, enforce or obtain intellectual property rights, competitors can design probe array systems with similar competitive advantages to its GeneChip-Registered Trademark-technology without paying it royalties. In order to continue its current business, the Company must successfully:

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

    Currently, the Company's principal competition comes from existing DNA probe array and other technologies that are used to perform many of the same functions for which the Company markets its GeneChip-Registered Trademark-products. In order to compete against existing and newly developed technologies and maintain pricing and gross margins, the Company needs to successfully demonstrate to potential customers that its GeneChip-Registered Trademark- products provide improved performance and capabilities. A large number of publicly traded and privately held companies including Agilent Technologies, Inc., Corning, Inc., CuraGen, Inc., Gene Logic, Inc., General Scanning, Inc., Genome Solutions, Inc., Hitachi, Ltd., Illumina, Inc., Incyte Pharmaceuticals, Inc./Synteni, Inc., Lynx Therapeutics, Inc., Motorola, Inc. and Sequenome, Inc. also are developing or have developed DNA probe based assays or other products and services, some of which may be competitive with the Company's.

THE COMPANY DEPENDS ON A LIMITED NUMBER OF SUPPLIERS AND IT WILL BE UNABLE TO
  MANUFACTURE ITS PRODUCTS IF SHIPMENTS FROM THESE SUPPLIERS ARE DELAYED OR INTERRUPTED.

    Key parts of the Company's GeneChip-Registered Trademark- product line, as well as various equipment and raw materials used in the synthesis of probe arrays, are currently available only from a single source or a limited number of sources. The Company relies on Agilent Technologies to manufacture, install and service its scanners and on Enzo Diagnostics, Inc. to manufacture key substances used with probe arrays and various labeling kits needed to process samples. In addition, components of the Company's manufacturing equipment are available from one of only a few suppliers. In the event that supplies from these vendors were delayed or interrupted for any reason, the Company would not be able to get manufacturing equipment, scanners or other components for its GeneChip-Registered Trademark- product in a timely fashion or in sufficient quantities or under acceptable terms.

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

    Currently, the Company's significant collaborative partners include Agilent Technologies in the making of its scanners, Amersham Pharmacia Biotech KK in distributing its products in Japan, and Roche Molecular Systems and bioMerieux in the development of its diagnostic chip products. Relying on these or other collaborative relationships is risky to the Company's future success because:

    - its partners may develop technologies or components competitive with its GeneChip-Registered Trademark- product such as Agilent Technologies, which is developing a DNA based array;

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

THE COMPANY'S CURRENT SALES, MARKETING AND TECHNICAL SUPPORT ORGANIZATION MAY
  LIMIT ITS ABILITY TO SELL ITS PRODUCTS.

    The Company currently has limited sales, marketing and technical support services. To assist its sales and support activities, the Company entered into a nonexclusive distribution agreement covering Japan with Amersham Pharmacia Biotech KK and a service agreement for its GeneArray scanner with Agilent Technologies. In addition, the Company also has in place with several third parties a series of distribution agreements associated with the GMS Acquisition. These and other third parties, such as Amersham Pharmacia Biotech KK and Agilent Technologies, on whom the Company relies for sales, marketing and technical support may decide to develop and sell competitive products or otherwise become its competitors, which could harm its business. For instance, Agilent Technologies is currently developing a DNA probe based array. Although the Company has invested significant other resources to expand its direct sales force and its technical and support staff, it may not be able to establish a sufficiently sized sales, marketing or technical support organization to sell, market or support its products.

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

    Glaxo Wellcome plc, ("Glaxo") and its affiliates currently beneficially own approximately 22% of the Company's outstanding common stock as of June 30, 2000, and have the right to designate two of the nine members of the Company's Board of Directors. Accordingly, Glaxo may be able to exercise significant influence over the Company's business and over matters subject to stockholder votes, including votes concerning the election of directors, adoption of amendments to the Company's certificate of incorporation and bylaws and approval of mergers and other significant corporate transactions. Moreover, the Company's stock price may drop if Glaxo or any of its affiliates sells a significant amount of the Company's stock or if investors interpret any sale of the Company's stock by Glaxo or any of its affiliates as a sign of weakness in the Company's business.

Subsequent Event - Two-For-One Stock Split

     On July 20, 2000, the Company's Board of Directors approved a two-for-one stock split of its outstanding shares of common stock. The stock split entitles each stockholder of record at the close of business on August 10, 2000, to receive a stock dividend of one additional share for every share of Affymetrix Common Stock held on that date. The additional shares resulting from the stock split will be distributed by the Company's transfer agent on August 21, 2000. The Company currently has approximately 27.6 million shares outstanding. Upon completion of the split, the number will increase to approximately 55.2 million shares outstanding.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:


       EXHIBIT
       NUMBER                                 DESCRIPTION OF DOCUMENT
---------------------                         -----------------------

 2.1(1)                     Agreement and Plan of Merger, dated as of September 10,
                              1999, among Affymetrix, Inc., GMS Acquisition, Inc. and
                              certain shareholders.
 3.1(2)                     Restated Certificate of Incorporation.
 3.2(3)                     Bylaws.
 4.1(4)                     Rights Agreement dated October 15, 1998 between Affymetrix,
                              Inc. and American Stock Transfer & Trust Company, as
                              Rights Agent.
 4.2(5)                     Indenture dated as of September 22, 1999, between
                              Affymetrix, Inc. and The Bank of New York, as Trustee.
 4.3(6)                     Amendment No. 1 to Rights Agreement, dated as of February 7,
                              2000, between Affymetrix, Inc. and American Stock Transfer
                              & Trust Company, as Rights Agent.
 4.4(7)                     Indenture, dated as of February 14, 2000 between Affymetrix,
                              Inc. and The Bank of New York, as Trustee.
 4.5(8)                     Registration Rights Agreement, dated as of
                              February 14, 2000, between Affymetrix, Inc. and
                              certain purchasers listed on the signature page
                              thereto.
10.1(9)                     Affymetrix, Inc. 2000 Equity Incentive Plan
 27                         Financial data schedule.

------------------------

(1) Incorporated by reference to Appendix A of the Registrant's registration statement on Form S-4 as filed on October 14, 1999 (File No. 333-88987).

(2) Incorporated by reference to Exhibit 3.1 of the Registrant's Form 8-K as filed on June 13, 2000 (File No. 000-28218).

(3) Incorporated by reference to Appendix C of the Registrant's definitive proxy statement on Schedule 14A as filed on April 29, 1998 (File No. 000-28218)

(4) Incorporated by reference to Exhibit 1 of the Registrant's Form 8-A as filed on October 16, 1998 (File No. 000-28218).

(5) Incorporated by reference to Exhibit 4.2 of the Registrant's registration statement on Form S-4 as filed on October 14, 1999 (File No. 333-88987).

(6) Incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-A/A as filed on March 29, 2000 (File No. 000-28218).

(7) Incorporated by reference to Exhibit 4.4 of the Registrant's registration statement on Form S-3 as filed on May 11, 2000 (File No. 333-36790).

(8) Incorporated by reference to Exhibit 4.3 of the Registrant's registration statement on Form S-3 as filed on May 11, 2000 (File No. 333-36790).

(9) Incorporated by reference to Appendix B of the Registrant's definitive proxy statement on Schedule 14A as filed on May 2, 2000 (File No. 000-28218).

(b) Reports on Form 8-K.

    On April 7, 2000, the Company filed a Report on Form 8-K to report under
Item 5 (Other Events) the filing as an exhibit, its supplemental selected consolidated financial data, management's discussion and analysis of financial condition and resolutions of operations, and audited supplemental consolidated financial statements which have been restated to reflect the combined results of the Company and Genetic MicroSystems, Inc.

    On April 11, 2000, the Company filed a Report on Form 8-K to report under
Item 5 (Other Events) a ruling issued by a United Kingdom court with respect to preliminary issues in a patent infringement action brought against the Company by Oxford Gene Technology Limited ("OGT") in June 1999 (the "OGT Action").

    On April 27, 2000, the Company filed a Report on Form 8-K to report under
Item 5 (Other Events) a ruling issued by a United Kingdom court in connection with the OGT Action denying OGT's request for a stay of the patent infringement, validity and amendment issues in the OGT Action.

    On June 13, 2000, the Company filed a Report on Form 8-K to report under
Item 5 (Other Events) the approval by the Company's stockholders of an amendment to the Company's Certificate of Incorporation at the annual meeting of the stockholders of the Company held on June 8, 2000.


                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



August 14, 2000                                AFFYMETRIX, INC.

                                               By:  /s/ EDWARD M. HURWITZ
                                                   -----------------------------
                                                   Edward M. Hurwitz
                                                   VICE PRESIDENT AND CHIEF
                                                   FINANCIAL OFFICER

                                AFFYMETRIX, INC.
                                 EXHIBIT INDEX
                                 JUNE 30, 2000


       EXHIBIT
       NUMBER                                 DESCRIPTION OF DOCUMENT
---------------------                         -----------------------
 2.1(1)                     Agreement and Plan of Merger, dated as of September 10,
                              1999, among Affymetrix, Inc., GMS Acquisition, Inc. and
                              certain shareholders.
 3.1(2)                     Restated Certificate of Incorporation.
 3.2(3)                     Bylaws.
 4.1(4)                     Rights Agreement dated October 15, 1998 between Affymetrix,
                            Inc. and American Stock Transfer & Trust Company, as
                              Rights Agent.
 4.2(5)                     Indenture dated as of September 22, 1999, between
                              Affymetrix, Inc. and The Bank of New York, as Trustee.
 4.3(6)                     Amendment No. 1 to Rights Agreement, dated as of February 7,
                              2000, between Affymetrix, Inc. and American Stock Transfer
                              & Trust Company, as Rights Agent.
 4.4(7)                     Indenture, dated as of February 14, 2000 between Affymetrix,
                              Inc. and The Bank of New York, as Trustee.
 4.5(8)                     Registration Rights Agreement, dated as of
                              February 14, 2000, between Affymetrix, Inc. and
                              certain purchasers listed on the signature page
                              thereto.
10.1(9)                     Affymetrix, Inc. 2000 Equity Incentive Plan
 27                         Financial data schedule.

------------------------

(1) Incorporated by reference to Appendix A of the Registrant's registration statement on Form S-4 as filed on October 14, 1999 (File No. 333-88987).

(2) Incorporated by reference to Exhibit 3.1 of the Registrant's Form 8-K as filed on June 13, 2000 (File No. 000-28218).

(3) Incorporated by reference to Appendix C of the Registrant's definitive proxy statement on Schedule 14A as filed on April 29, 1998 (File No. 000-28218)

(4) Incorporated by reference to Exhibit 1 of the Registrant's Form 8-A as filed on October 16, 1998 (File No. 000-28218).

(5) Incorporated by reference to Exhibit 4.2 of the Registrant's registration statement on Form S-4 as filed on October 14, 1999 (File No. 333-88987).

(6) Incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-A/A as filed on March 29, 2000 (File No. 000-28218).

(7) Incorporated by reference to Exhibit 4.4 of the Registrant's registration statement on Form S-3 as filed on May 11, 2000 (File No. 333-36790).

(8) Incorporated by reference to Exhibit 4.3 of the Registrant's registration statement on Form S-3 as filed on May 11, 2000 (File No. 333-36790).

(9) Incorporated by reference to Appendix B of the Registrant's definitive proxy statement on Schedule 14A as filed on May 2, 2000 (File No. 000-28218).