Form 10-Q
period 2000-09-30
AFFYMETRIX INC
filed 2000-11-14
CIK 913077

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

                    FOR THE PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD

                    FROM ______________ TO ______________ .

                          COMMISSION FILE NO. 0-28218

                            ------------------------

                                AFFYMETRIX, INC.

             (Exact name of Registrant as specified in its charter)

                   DELAWARE                                      77-0319159
         (State or other jurisdiction                         (I.R.S. Employer
      of incorporation or organization)                    Identification Number)

    3380 CENTRAL EXPRESSWAY, SANTA CLARA,                          95051
                  CALIFORNIA                                     (Zip Code)
   (Address of principal executive offices)

       Registrant's telephone number, including area code: (408) 731-5000

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    COMMON SHARES OUTSTANDING ON OCTOBER 31, 2000: 55,556,445

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                AFFYMETRIX, INC.

                               TABLE OF CONTENTS

                                                                PAGE
                                                              --------
PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

    Condensed Consolidated Balance Sheets at September 30,
     2000 and December 31, 1999.............................      3

    Condensed Consolidated Statements of Operations for the
     Three and Nine Months Ended September 30, 2000 and
     1999...................................................      4

    Condensed Consolidated Statements of Cash Flows for the
     Nine Months Ended September 30, 2000 and 1999..........      5

    Notes to Condensed Consolidated Financial Statements....      6

  Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations.....................     12

  Item 3. Quantitative and Qualitative Disclosures About
    Market Risk.............................................     16

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings.................................     17

  Item 2. Changes in Securities and Use of Proceeds.........     20

  Item 5. Other Information.................................     21

  Item 6. Exhibits and Reports on Form 8-K..................     29

  Signatures................................................     31

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                AFFYMETRIX, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                               (UNAUDITED)       (NOTE)
ASSETS
Current assets:
  Cash and cash equivalents.................................    $   3,770       $  12,677
  Available-for-sale securities.............................      425,292         213,763
  Accounts receivable.......................................       47,697          24,646
  Inventories...............................................       17,599          12,792
  Other current assets......................................        2,893           4,159
                                                                ---------       ---------
    Total current assets....................................      497,251         268,037
Net property and equipment..................................       52,730          40,775
Acquired technology rights..................................       10,224           8,965
Notes receivable from stockholders..........................        1,319           1,074
Other assets................................................       47,759           7,736
                                                                ---------       ---------
                                                                $ 609,283       $ 326,587
                                                                =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................    $  41,534       $  29,926
  Deferred revenue..........................................       19,627           6,468
  Current portion of capital lease obligation...............           68             261
                                                                ---------       ---------
    Total current liabilities...............................       61,229          36,655
Obligation to Beckman Coulter, Inc..........................        5,000           5,000
Convertible subordinated notes..............................      375,000         150,000
Common stock purchase rights................................        3,000           3,000
Stockholders' equity:
  Common stock..............................................          555             543
  Additional paid-in-capital................................      270,485         256,467
  Accumulated deficit.......................................     (136,269)       (124,203)
  Other.....................................................       30,283            (875)
                                                                ---------       ---------
    Total stockholders' equity..............................      165,054         131,932
                                                                ---------       ---------
                                                                $ 609,283       $ 326,587
                                                                =========       =========

------------------------

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

                                AFFYMETRIX, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                        -------------------   -------------------
                                                          2000       1999       2000       1999
                                                        --------   --------   --------   --------
Revenue:
  Product.............................................  $45,372    $26,137    $122,227   $ 65,713
  Research............................................    1,855      2,420       4,729      6,736
  License fees and royalties..........................    8,542        962      14,455      1,698
                                                        -------    -------    --------   --------
    Total revenue.....................................   55,769     29,519     141,411     74,147

Costs and expenses:
  Cost of product revenue.............................   18,400     11,578      49,117     28,718
  Research and development............................   13,730     10,477      38,890     31,128
  Selling, general and administrative.................   25,533     13,908      68,334     37,752
  Merger related costs................................       --         --       2,395         --
                                                        -------    -------    --------   --------
    Total costs and expenses..........................   57,663     35,963     158,736     97,598
                                                        -------    -------    --------   --------
Loss from operations..................................   (1,894)    (6,444)    (17,325)   (23,451)
Interest income, net..................................    2,189      1,105       5,259      3,496
                                                        -------    -------    --------   --------
Net income (loss).....................................      295     (5,339)    (12,066)   (19,955)
Preferred stock dividends.............................       --       (429)         --     (2,055)
                                                        -------    -------    --------   --------
Net income (loss) attributable to common
  stockholders........................................  $   295    $(5,768)   $(12,066)  $(22,010)
                                                        =======    =======    ========   ========
Basic earnings (loss) per common share................  $  0.01    $ (0.11)   $  (0.22)  $  (0.44)
                                                        =======    =======    ========   ========
Weighted-average shares used in computing basic
  earnings (loss) per common share....................   55,319     51,914      54,928     50,255
                                                        =======    =======    ========   ========
Diluted earnings (loss) per common share..............  $  0.00    $ (0.11)   $  (0.22)  $  (0.44)
                                                        =======    =======    ========   ========
Weighted-average shares used in computing diluted
  earnings (loss) per common share....................   61,145     51,914      54,928     50,255
                                                        =======    =======    ========   ========

------------------------

Note: Certain prior year balances have been reclassified to conform with the current year presentation.

                            See accompanying notes.

                                AFFYMETRIX, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
Cash flows from operating activities:
  Net loss..................................................  $ (12,066)  $ (19,955)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................      3,414       5,481
    Change in operating assets and liabilities:
      Accounts receivable...................................    (23,051)    (10,321)
      Inventories...........................................     (4,807)     (4,610)
      Other current assets..................................      1,266         127
      Other assets..........................................    (10,434)     (6,894)
      Accounts payable and accrued liabilities..............     11,608       3,399
      Deferred revenue......................................     13,159       4,563
                                                              ---------   ---------
        Net cash used in operating activities...............    (20,911)    (28,210)
Cash flows from investing activities:
  Capital expenditures......................................    (19,501)    (10,029)
  Proceeds from the sale of available-for-sale securities...    367,494      61,152
  Proceeds from maturities of available-for-sale
    securities..............................................      9,462          --
  Purchases of available-for-sale securities................   (584,288)   (172,620)
                                                              ---------   ---------
        Net cash used in investing activities...............   (226,833)   (121,497)
Cash flows from financing activities:
  Issuance of common stock..................................     14,030      37,403
  Issuance of convertible subordinated debt.................    225,000     150,000
  Preferred Stock dividends paid............................         --      (2,055)
  Principal payments on capital lease obligations...........       (193)       (186)
                                                              ---------   ---------
        Net cash provided by financing activities...........    238,837     185,162
Net (decrease) increase in cash and cash equivalents........     (8,907)     35,455
Cash and cash equivalents at beginning of period............     12,677       5,666
                                                              ---------   ---------
Cash and cash equivalents at end of period..................  $   3,770   $  41,121
                                                              =========   =========
Supplemental disclosure of noncash investing activities:
  Unrealized gain on investment.............................  $  29,684   $      --
                                                              =========   =========

                            See accompanying notes.

                                AFFYMETRIX, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

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

    Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended
December 31, 1999 and the Form 8-K filed April 7, 2000, which restates financial information for prior periods to reflect the combined results of Affymetrix and Genetic MicroSystems, Inc. ("GMS"). In February 2000, all of the outstanding shares of GMS were acquired by Affymetrix in a business combination accounted for as pooling of interests. Accordingly, the financial data for prior periods has been restated to represent the combined financial results of Affymetrix and GMS.

    REVENUE RECOGNITION

    Product revenues include sales of GeneChip instrumentation, Affymetrix scanners and arrayers, software and probe arrays as well as the associated subscription fees earned under EasyAccess-TM- supply agreements. Instrumentation and probe array revenues are recognized when earned, which is generally upon shipment and transfer of title to the customer. Software revenue is recognized upon completion of performance obligations, which is generally upon installation. Reserves are provided for anticipated warranty expenses at the time the associated revenue is recognized. Revenue from subscription fees earned under EasyAccess-TM- supply agreements is recorded ratably over the term of the agreement subject to adjustments for anticipated reductions provided for in certain agreements for late delivery of probe arrays. Payments received in advance under these arrangements are recorded as deferred revenue until earned.

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

    License and royalty revenues include amounts earned from third parties licensed under the Company's intellectual property and are recognized when earned under the terms of the related agreements, generally upon signing of license agreements unless the Company has continuing performance obligations.

                                AFFYMETRIX, INC.

                               SEPTEMBER 30, 2000

                                  (UNAUDITED)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)
    RECENT ACCOUNTING PRONOUNCEMENTS

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101") which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with APB Opinion No. 20, "Accounting Changes." The Company will adopt SAB 101 for the fourth quarter of fiscal 2000. The Company is currently evaluating SAB 101 to determine whether its implementation will have any material impact on the Company's financial position, liquidity or results of operations.

    In June 1998, the Financial Accounting Standards Board ("FASB") issued statement of Financial Accounting Standards No. 133 "Accounting for Derivative Financial Instruments and for Hedging Activities" ("SFAS 133") which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In June 1999, FASB issued Financial Accounting Standards No. 137 which deferred the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The adoption of SFAS 133 is not anticipated to have an impact on the Company's results of operations or financial condition when adopted as the Company holds no derivative financial instruments and does not currently engage in hedging activities.

    In March 2000, the FASB issued its Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation--an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee which apply to awards issued after December 15, 1998. The adoption of FIN 44 did not have a material impact on the Company's consolidated financial statements for the period ended September 30, 2000.

    BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

    Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share gives effect to the dilutive effect of stock options and warrants (calculated based on the treasury stock method) and convertible redeemable preferred stock and convertible subordinated notes (calculated on an if-converted method).

                                AFFYMETRIX, INC.

                               SEPTEMBER 30, 2000

                                  (UNAUDITED)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)
    The following is a reconciliation of the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

                                         THREE MONTHS ENDED     NINE MONTHS ENDED
                                            SEPTEMBER 30,         SEPTEMBER 30,
                                         -------------------   -------------------
                                           2000       1999       2000       1999
                                         --------   --------   --------   --------
Net income (loss) attributable to
  common stockholders..................  $   295    $(5,768)   $(12,066)  $(22,010)
                                         =======    =======    ========   ========
Shares used in computation:
  Weighted-average shares used in
    computing basic earnings (loss) per
    common share.......................   55,319     51,914      54,928     50,255
  Weighted-average effect of dilutive
    securities:
    Options............................    5,769         --          --         --
    Warrants...........................       57         --          --         --
                                         -------    -------    --------   --------
  Weighted-average shares used to
    compute diluted earnings (loss) per
    share..............................   61,145     51,914      54,928     50,255
                                         =======    =======    ========   ========
Earnings (loss) per share:
  Basic................................  $  0.01    $ (0.11)   $  (0.22)  $  (0.44)
                                         =======    =======    ========   ========
  Diluted..............................  $  0.00    $ (0.11)   $  (0.22)  $  (0.44)
                                         =======    =======    ========   ========

    Shares issuable upon conversion of the convertible subordinated notes and convertible redeemable preferred stock have been excluded from diluted earnings per share as they have an anti-dilutive effect.

NOTE 2--CASH, CASH EQUIVALENTS AND AVAILABLE-FOR-SALE SECURITIES

    As of September 30, 2000, debt securities held by the Company were comprised of U.S. Government obligations and U.S. corporate debt securities. They are classified as available-for-sale and are carried at fair value with unrealized gains and losses reported in stockholders' equity.

                                AFFYMETRIX, INC.

                               SEPTEMBER 30, 2000

                                  (UNAUDITED)

NOTE 3--INVENTORIES

    Inventories consist of the following (in thousands):

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                          2000            1999
                                                      -------------   ------------
Raw materials.......................................     $ 6,577         $ 5,247
Work in process.....................................         577             891
Finished goods......................................      10,445           6,654
                                                         -------         -------
  Total.............................................     $17,599         $12,792
                                                         =======         =======

NOTE 4--ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

    Accounts payable and accrued liabilities consist of the following (in thousands):

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                          2000            1999
                                                      -------------   ------------
Accounts payable....................................     $12,638         $11,488
Accrued compensation and related liabilities........       4,946           4,269
Accrued interest on convertible subordinated
  notes.............................................       1,378           2,221
Accrued sales and use tax...........................       2,510           1,170
Accrued warranty....................................       1,348           1,752
Accrued legal.......................................      16,501           6,162
Other...............................................       2,213           2,864
                                                         -------         -------
  Total.............................................     $41,534         $29,926
                                                         =======         =======

NOTE 5--COMPREHENSIVE INCOME (LOSS)

    The components of comprehensive income (loss) for the nine months ended September 30, 2000 and 1999 are as follows (in thousands):

                                                              NINE MONTHS
                                                          ENDED SEPTEMBER 30,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
Net loss attributable to common stockholders............  $(12,066)  $(22,010)
Unrealized gain on equity investment....................    29,684         --
Unrealized gain (loss) on debt securities...............     1,239       (646)
                                                          --------   --------
Comprehensive income (loss).............................  $ 18,857   $(22,656)
                                                          ========   ========

NOTE 6--FOREIGN CURRENCY TRANSLATION

    The financial statements of Affymetrix, UK Ltd. are measured using the U.S. dollar as the functional currency. Monetary assets and liabilities of this subsidiary are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at quarter end rates of

                                AFFYMETRIX, INC.

                               SEPTEMBER 30, 2000

                                  (UNAUDITED)

NOTE 6--FOREIGN CURRENCY TRANSLATION (CONTINUED) exchange. The resultant transaction adjustments are included in the consolidated statements of operations.

NOTE 7--CONVERTIBLE SUBORDINATED NOTES

    On February 14, 2000, the Company completed the sale of $225 million principal amount of 4.75% convertible subordinated notes due 2007 (the "4.75% Notes"). The 4.75% Notes mature on February 15, 2007 and bear interest at a rate of 4.75% per annum, which is payable semi-annually. The 4.75% Notes are convertible, at any time prior to maturity or redemption, into shares of the Company's common stock at a conversion price of $160.50 per share, subject to adjustment. The Company can redeem some or all of the 4.75% Notes at any time after February 20, 2003 and the debt holders have a right to require the Company to purchase all or a portion of the 4.75% Notes upon a change in control. The 4.75% Notes are subordinated to all of the Company's existing and future senior indebtedness.

NOTE 8--GENETIC MICROSYSTEMS, INC. ("GMS")

    On February 9, 2000, Affymetrix completed a merger with GMS by acquiring all of GMS' outstanding stock in a tax-free, stock-for-stock transaction. GMS stockholders received 0.563 of an Affymetrix share for each GMS share. Affymetrix issued 1,939,798 shares in the merger and accounted for the transaction as a pooling of interests. Accordingly, Affymetrix' consolidated financial statements have been retroactively restated for prior periods to include the combined financial results of Affymetrix and GMS and no adjustments were necessary to conform the accounting practices of the two companies. The consolidated results of operations of the combined companies for the nine months ended September 30, 1999 are as follows (in thousands):

                                                  AFFYMETRIX     GMS       TOTAL
                                                  ----------   --------   --------
Nine months ended September 30, 1999
  Revenues......................................   $ 65,715    $ 8,432    $ 74,147
  Net loss......................................    (20,100)    (1,910)    (22,010)

    As a result of the GMS acquisition, Affymetrix incurred merger-related costs that consisted of merger transaction costs, exit costs and employee severance costs of $2.4 million. Merger transaction costs consisted primarily of fees for attorneys, accountants, consultants, filing fees and financial printing costs. In addition, merger related costs included expenses associated with integrating the GMS operations into Affymetrix.

NOTE 9--STOCKHOLDERS RIGHTS PLAN

    On February 7, 2000, the Company's Board of the Directors approved an amendment to its stockholders rights plan initially adopted in 1998. The amendment increases the exercise price of the Preferred Share Purchase Rights to $625.00 and extends the expiration date of the plan to February 2010. Under the amended plan, each Preferred Share Purchase Right entitles stockholders to buy one one-thousandth of a share of Series B Junior Participating Preferred Stock of the Company at

                                AFFYMETRIX, INC.

                               SEPTEMBER 30, 2000

                                  (UNAUDITED)

NOTE 9--STOCKHOLDERS RIGHTS PLAN (CONTINUED) the new exercise price of $625.00. The Rights will be exercisable if a person or group acquires beneficial ownership of 15% or more of the common stock of the Company or announces a tender offer for 15% or more of the common stock.

NOTE 10--TWO-FOR-ONE STOCK SPLIT

    On July 20, 2000, the Company's Board of Directors approved a two-for-one stock split of its outstanding shares of common stock. The stock split entitled each stockholder of record at the close of business on August 10, 2000, to receive a stock dividend of one additional share for every share of Affymetrix Common Stock held on that date. The additional shares resulting from the stock split were distributed by the Company's transfer agent on August 21, 2000. As of September 30, 2000, the Company had approximately 55.5 million shares outstanding. Accordingly, all share and per share amounts contained in this Report have been retroactively adjusted to reflect this event.

NOTE 11--SUBSEQUENT EVENTS

    ACQUISITION OF NEOMORPHIC, INC.

    On October 30, 2000, Affymetrix finalized the acquisition of
Neomorphic, Inc. ("Neomorphic"), a privately-held, computational genomics company. Under the terms of the merger agreement, Neomorphic became a wholly owned subsidiary of the Company. In the merger, (i) each outstanding share of Neomorphic common stock was converted into, and became exchangeable for the right to receive 0.1552 of a share of Affymetrix common stock, subject to adjustment under certain circumstances following the closing (the "Conversion Ratio"), and (ii) each outstanding share of Neomorphic preferred stock was converted into and became exchangeable for the right to receive shares of Affymetrix common stock at the Conversion Ratio plus cash in the amount of $3.84. In connection with the completion of the acquisition, the Company agreed to register the resale of Affymetrix common stock issued in the merger following the closing. At such time, the final Conversion Ratio may be increased or decreased depending on the Company's stock performance prior to the effective date of the registration statement. In lieu of any such increase in the aggregate number of shares of Affymetrix common stock to be issued in the transaction, the Company may have the option of paying cash in an aggregate amount not to exceed $20 million. In addition, each option exercisable for Neomorphic common stock issued and outstanding prior to the consummation of the merger was converted into an option exercisable for shares of Affymetrix' common stock at the Conversion Ratio, generally under the same terms and conditions as existed for the original option. As a result of the merger, the Company issued, in aggregate, approximately 1.4 million shares of Affymetrix common stock in exchange for all of the outstanding shares of Neomorphic common and preferred stock and the assumption of all of Neomorphic's stock options. The acquisition will be accounted for as a purchase transaction. Accordingly, the Company will allocate the purchase price, including liabilities assumed, to the tangible and intangible assets acquired based on their fair values. The Company is in the process of performing such allocation.

    FORMATION OF PERLEGEN SCIENCES, INC.

    On October 3, 2000, Affymetrix announced that it formed a new genomics subsidiary called Perlegen Sciences, Inc. The new company plans to use Affymetrix' latest DNA scanning technology to become a source of information about patterns of genetic variations between individuals and health and disease. The agreements between Perlegen Sciences and Affymetrix are subject to final documentation and the approval of the Board of Directors of Affymetrix.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Management's Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2000 and for the three and nine month periods ended September 30, 2000 and 1999 should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2000.

    All statements in this quarterly report that do not discuss past results are forward-looking statements. Forward-looking statements are based on management's current expectations and are therefore subject to certain risks and uncertainties, including those discussed under the section titled "Risk Factors" included in this report. Specific uncertainties which could cause Affymetrix' actual results to differ materially from those projected include: uncertainties relating to technological approaches, product development, manufacturing and market acceptance; uncertainties related to cost and pricing of Affymetrix' products; dependence on collaborative partners; uncertainties relating to sole source suppliers; uncertainties relating to FDA and other regulatory approvals; competition; risks relating to intellectual property of others and intellectual property litigation; and uncertainties of patent protection.

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

    The business and operations of the Company were commenced in 1991 by Affymax N.V. ("Affymax") and were initially conducted within Affymax. In March 1992, the Company was incorporated as a California corporation and wholly owned subsidiary of Affymax and in September 1998 was reincorporated as a Delaware corporation. In March 1995, Glaxo plc, now Glaxo Wellcome plc ("Glaxo"), acquired Affymax, including its ownership interest in Affymetrix. Beginning in September 1993, the Company issued equity securities, including an initial public offering in June 1996, which diluted Affymax' and then Glaxo's ownership in Affymetrix. In April 1998, the Company completed the sale of 3,269,044 shares of Series AA Convertible Redeemable Preferred Stock to Glaxo Wellcome Americas, Inc. (a wholly owned subsidiary of Glaxo) for net proceeds of approximately $49.9 million and in August 1999, Glaxo elected to convert the Series AA Convertible Redeemable Preferred Stock to 2,514,458 shares of Affymetrix common stock at a conversion price of $20 per share. As of September 30, 2000, Glaxo's ownership position was approximately 22%.

    In February 2000, Affymetrix completed its acquisition of Genetic MicroSystems, Inc. ("GMS"), a privately held instrumentation company specializing in DNA array technology in Massachusetts. Under the terms of the acquisition, the outstanding shares of GMS common and preferred stock were converted into an aggregate of 1,939,798 shares of Affymetrix' common stock and Affymetrix assumed all outstanding GMS options and warrants. The merger has been accounted for as a pooling of interests and accordingly, the consolidated financial statements discussed herein and all historical financial information have been restated to reflect the combined operations of both companies.

    On September 29, 2000, the Company entered into a definitive merger agreement to acquire Neomorphic, Inc. ("Neomorphic"), a privately-held computational genomics company. The transaction closed on October 30, 2000. Under the terms of the agreement, Neomorphic common and preferred stockholders received an aggregate of approximately 1.4 million shares of Affymetrix common stock and Neomorphic preferred stockholders received an additional amount of cash in the amount of $3.84 per share of Neomorphic preferred stock in exchange for all of Neomorphic's outstanding shares and the assumption of all of Neomorphic's outstanding stock options. The transaction will be accounted for as a purchase transaction and accordingly, the aggregate purchase price, including liabilities assumed, will be allocated to the tangible and intangible assets acquired based on their fair values. The Company is in the process of determining the allocation of the purchase price but anticipates that a significant portion will be allocated to goodwill and deferred stock compensation which will be amortized to operating expenses over future periods. Affymetrix agreed to register the resale of the Affymetrix common stock issued in the transaction following the closing. The number of shares of Affymetrix common stock issued in the transaction may be increased or decreased depending on Affymetrix' stock performance prior to the effective date of the registration statement. In lieu of any such increase in the number of shares of Affymetrix stock to be issued in the transaction, Affymetrix has the option of paying cash in an aggregate amount not to exceed $20 million.

    The Company has incurred operating losses in each year since its inception, including a loss attributable to Common Stockholders of approximately
$27.6 million for the year ended December 31, 1999. For the first time, the Company reported a net income, for the quarter ended September 30, 2000, of $0.3 million. For the nine months ended September 30, 2000, the Company incurred a net loss of $12.1 million and at that date the Company had an accumulated deficit of approximately $135.8 million. The Company's expenses are from costs incurred in research and development and manufacturing and from selling, general and administrative costs associated with the Company's operations. Prior to the quarter ended September 30, 2000, these costs have exceeded the Company's revenues and interest income, which have been generated principally from product sales, royalties and license fees and technology access fees, collaborative research and development agreements, government research grants and cash and investment balances.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

    Product revenue was $45.4 million and $122.2 million for the three and nine months ended September 30, 2000, respectively, compared to $26.1 million and $65.7 million in the three and nine months ended September 30, 1999. The increases in product revenue resulted from increased sales of GeneChip-Registered Trademark- probe arrays, increased placements of instruments (including the GeneChip system, the 417 Arrayer-TM- and 418/428 Scanner-TM-) and related increases in subscription fees earned under EasyAccess-TM- contracts. Research revenue was approximately $1.9 million and $4.7 million for the three and nine months ended September 30, 2000 respectively, compared to $2.4 million and $6.7 million in the three and nine months ended September 30, 1999. The decrease is primarily due to lower activity under government grants, primarily the grant from the Advanced Technology Program ("ATP"), which was completed in January 2000. License fees and royalty revenue was $8.5 million and $14.5 million for the three and nine month periods ended September 30, 2000, respectively, compared to $1.0 million and $1.7 million in the three and nine months ended September 30, 1999. The increase in license fees and royalty revenue was attributed primarily to the signing of additional licenses and the extension of existing licensing arrangements for internal use by others of certain of the Company's technology.

    Cost of product revenue was $18.4 million and $49.1 million for the three and nine month periods ended September 30, 2000, respectively, compared to $11.6 million and $28.7 million in the three and nine months ended
September 30, 1999. The increase in cost of product revenue was attributed primarily to the increase in product revenue. Margins have fluctuated, and may continue to fluctuate significantly, as a result of variation in manufacturing yields. In addition, margins will continue to fluctuate as the Company continues to incur costs associated with the expansion of its West Sacramento facility throughout 2000. Margins also fluctuate as a result of changes in the mix of products sold. The Company also sells products in certain foreign countries and thus revenue and margins may fluctuate due to changes in currency exchange rates. The Company does not presently hedge its foreign currency risks.

    Research and development expenses were $13.7 million and $38.9 million for the three and nine month periods ended September 30, 2000, respectively, compared to $10.5 million and $31.1 million in the three and nine months ended September 30, 1999. The increase in research and development expenses was attributable primarily to the hiring of additional research and development personnel, and early stage research activities associated with Perlegen Sciences, Inc. The Company expects research and development spending to increase over the next several years as product development and core research efforts continue to expand.

    Selling, general and administrative expenses were $25.5 million and $68.3 million for the three and nine month periods ended September 30, 2000, respectively, compared to $13.9 million and $37.8 million in the three and nine months ended September 30, 1999. The increase in selling, general and administrative expenses resulted primarily from the Company's expansion of commercial activities and increased legal costs arising from ongoing patent litigation. Selling, general and administrative expenses are expected to continue to increase as the Company expands sales, marketing, and technical support functions, increases headcount in management and administrative functions, prosecutes and defends its intellectual property position and defends against claims made by third parties in ongoing litigation. In particular, the Company expects legal costs to increase as on-going patent litigation with Hyseq, Inc., Incyte Pharmaceuticals, Inc. and Synteni, Inc. approach their respective trial dates and the ongoing patent litigation with Oxford Gene Technology, Ltd. completes the remaining phases of trial.

    Merger related expenses of $2.4 million for the nine months ended September 30, 2000 were associated with the GMS acquisition completed in February 2000.

    Net interest income was $2.2 million and $5.3 million for the three and nine month periods ended September 30, 2000, respectively, compared to $1.1 million and $3.5 million in the three and nine months ended September 30, 1999. The fluctuations in net interest income result principally from variations in the Company's available-for-sale securities balances.

LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 2000, the Company had cash, cash equivalents and available-for-sale securities of $429.1 million compared to $226.4 million at December 31, 1999. The increase is primarily attributable to net proceeds of $218.0 million received from the issuance of $225.0 million in principal amount of the Company's 4.75% Notes issued in February 2000, offset by cash used to fund the Company's operating loss and capital expenditures.

    Net cash used in operating activities was $20.9 million for the nine months ended September 30, 2000, as compared to $28.2 million for the nine months ended September 30, 1999. The decrease in net cash used in operating activities was the result of a decrease in the Company's net loss as well as an increase in working capital requirements.

    The Company's investing activities consisted of a net investment of its surplus cash in available-for-sale securities and capital expenditures. Capital expenditures totaled $19.5 million for the nine months ended September 30, 2000, as compared to $10.0 million for the nine months ended September 30, 1999. The increase in capital expenditures during the nine months ended September 30, 2000 related primarily to facilities and production equipment for the manufacturing facility in West Sacramento, California and improvements to office and light manufacturing space in Sunnyvale, California. The Company expects to continue to expand its manufacturing and other operating facilities over the next few years.

    Financing activities for the nine months ended September 30, 2000 include net proceeds of $218.0 million from the private placement of 4.75% Notes in February 2000. The 4.75% Notes are convertible into Affymetrix common stock at a price equal to $160.50 per share subject to adjustment in certain circumstances. Accrued interest on the 4.75% Notes is payable semi-annually. Affymetrix may redeem the 4.75% Notes at any time on or after February 15, 2003.

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

RECENT ACCOUNTING DEVELOPMENTS

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101") which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with APB Opinion No. 20, "Accounting Changes." The Company will adopt SAB 101 for the fourth quarter of fiscal 2000. The Company is currently evaluating SAB 101 to determine whether its implementation will have any material impact on the Company's financial position, liquidity or results of operations.

    In June 1998, the Financial Accounting Standards Board ("FASB") issued statement of Financial Accounting Standards No. 133 "Accounting for Derivative Financial Instruments and for Hedging

Activities" ("SFAS 133") which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In June 1999, FASB issued Financial Accounting Standards No. 137 which deferred the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The adoption of SFAS 133 is not anticipated to have an impact on the Company's results of operations or financial condition when adopted as the Company holds no derivative financial instruments and does not currently engage in hedging activities.

    In March 2000, the FASB issued its Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation--an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee which apply to awards issued after December 15, 1998. The adoption of FIN 44 did not have a material impact on the Company's consolidated financial statements for the period ended September 30, 2000.

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

    The table below presents the principal amounts and weighted-average interest rates by year of maturity for the Company's investment portfolio:

                                                                                                     FAIR VALUE AT
                                                                                                     SEPTEMBER 30,
                                   2000       2001       2002       2003     THEREAFTER    TOTAL         2000
                                 --------   --------   --------   --------   ----------   --------   -------------
                                                           (DOLLAR AMOUNTS IN THOUSANDS)
ASSETS:
Available-for-sale
  securities..................    $4,127    $267,835   $144,930    $8,400     $     --    $425,292      $425,292
Average interest rate.........       4.5%        4.6%       6.6%      6.1%
LIABILITIES:
5% convertible subordinated
  notes due 2006..............    $   --    $     --   $     --    $   --     $150,000    $150,000      $148,320
Average interest rate.........                                                     5.0%
4.75% convertible subordinated
  notes due 2007..............    $   --    $     --   $     --    $   --     $225,000    $225,000      $133,740
Average interest rate.........                                                    4.75%

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

GENERAL

    Affymetrix is a party to significant litigation, which will consume substantial financial and managerial resources and which could adversely affect its business, financial condition and results of operations. If in any pending or future intellectual property litigation Affymetrix or its collaborative partners is found to have infringed the valid intellectual property rights of third parties, Affymetrix or its collaborative partners could be subject to significant liability for damages, could be required to obtain a license from a third party, which may not be available on reasonable terms or at all, or could be prevented from manufacturing and selling its products. In addition, if Affymetrix is unable to enforce its patents and other intellectual property rights against others, or if its patents are found to be invalid, third parties may more easily be able to introduce and sell DNA array technologies that compete with Affymetrix' GeneChip-Registered Trademark- technology, and Affymetrix' competitive position could suffer. Affymetrix may be required to devote substantial financial and managerial resources to protect its intellectual property rights and to defend against the claims described below as well as any future claims asserted against it. Further, because of the substantial amount of discovery required in connection with any litigation, there is a risk that confidential information could be compromised by disclosure.

OXFORD GENE TECHNOLOGY LITIGATION

    In June 1999, Oxford Gene Technology, Ltd. ("OGT") filed suit against Affymetrix in the United States District Court for the District of Delaware alleging infringement of United States Patent 5,700,637 (the "Delaware action") and in the United Kingdom alleging infringement of European Patent 0-373-203 (the "U.K. action"). OGT seeks an injunction and damages through these actions. The Company believes that on or before June 5, 1999, an asset transfer agreement with Beckman Coulter, Inc. ("Beckman") became effective, which Affymetrix believes transferred Beckman's microarray business, including licenses to United States Patent 5,700,637 and European Patent 0-373-203. On June 17, 1999, Affymetrix filed a complaint in the United States District Court for the Northern District of California asking for, among other things, a declaration that Affymetrix has a valid license to use the patents and that, in light of this license, Affymetrix is not infringing these patents. This case was transferred and consolidated with the Delaware action. Affymetrix moved to amend its answer to challenge the validity of United States Patent 5,700,637 and to amend its answer to assert the defense of patent misuse and to assert counterclaims against OGT in the Delaware action.

    On November 6, 2000, the Delaware court issued an order construing terms in certain of the patent claims at issue following a Markman hearing in OGT's patent infringement case against the Company. The first phase of the trial in this case began on November 6, 2000 on the issue of whether the Company infringed or willfully infringed OGT's U.S. Patent No. 5,700,637. The infringement/willful infringement phase of the trial was completed on November 8, 2000 and on November 10, 2000, the jury returned its verdict that Affymetrix did not literally or willfully infringe OGT's U.S. Patent
No. 5,700,637. The jury did find, however, infringement under the "doctrine of equivalents." The Delaware court is considering motions that, if granted, would eliminate the jury's verdict of infringement under the "doctrine of equivalents." The Delaware court has indicated that, if necessary, issues relating to the Company's defenses and damages will be heard at a future date to be determined by the court. The defenses to be tried include invalidity (prior art and non-enablement), patent misuse, and unenforceability as a result of inequitable conduct and antitrust violations. In the event that Affymetrix' motions are denied and its defenses are rejected by the court, Affymetrix may be obligated to pay damages to OGT arising from sales of certain products during the period beginning on the date of the issuance of the '637 patent and ending on the date that Affymetrix acquired Beckman's microarray business that included a license to the OGT patents at issue. The Company believes any such damages should be limited and should not have a material impact on its future business or operations.

    In the U.K. action, Affymetrix has counterclaimed for revocation of the European patent and OGT applied to amend the patent, and to seek a stay of the patent infringement liability, validity and amendment issues. On April 19, 2000, the High Court of Justice, Chancery Division, Patent Court denied OGT's request for a stay of the patent infringement, validity and amendment issues in the U.K. action. In addition, in the U.K. action the U.K. High Court determined that Beckman's work to date with the arrays it had licensed from OGT did not constitute a "business" within the meaning of the assignment clause in the Beckman license. Therefore, the court held that Beckman did not sell an array business to Affymetrix, and the patent license at issue, consequently, did not transfer to Affymetrix. The court also held that the "Consortium Clause" in the Beckman license did not obligate OGT to grant a license to Affymetrix for the patents. Affymetrix appealed the U.K. High Court's ruling.

    On October 16 and 17, 2000, the U.K. Court of Appeal heard the appeal of the judgment of the High Court of Justice regarding the transfer of Beckman's license under the asset transfer agreement. On November 2, 2000, the U.K. Court of Appeal unanimously held that Affymetrix' purchase of the Beckman microarray business transferred to Affymetrix a license to what have been called the "Southern Patents" which include United States Patent numbers 5,700,637, 6,054,270, 5,436,327, European Patent numbers 0-373-203, 0-386-229 as well as other related and unrelated U.S. and foreign patents. The decision reversed the April 2000 finding of the U.K. High Court. The U.K. Court of Appeal also denied OGT's request that it be granted leave to appeal to the House of Lords. It is expected that OGT will further attempt to appeal the decision to the House of Lords.

    As a result of the U.K. action, the Delaware court has confirmed that Affymetrix holds a valid license to OGT's U.S. Patent No. 5,700,637.

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

    Affymetrix believes that OGT's claims are without merit. However, Affymetrix cannot be sure that it will prevail in these matters and cannot be certain as to the timing of the proceedings.

    On June 21, 2000, Affymetrix and Beckman filed suit in the United States District Court for the District of Delaware seeking to enjoin OGT from terminating the license originally provided to Beckman. At a hearing on the application for a temporary restraining order, OGT agreed not to terminate the license agreement until the court rules on the request for preliminary injunctive relief. A hearing on Affymetrix' and Beckman's motion for a preliminary injunction was heard on July 21, 2000. The court has not yet decided that motion.

HYSEQ, INC. LITIGATION

    On March 3, 1997, Hyseq, Inc. ("Hyseq") filed a lawsuit in United States District Court for the Northern District of California (San Jose Division) alleging that Affymetrix' products infringe United States Patents 5,202,231, or `231, and 5,525,464, or `464. In addition, in December 1997, Hyseq filed a second action claiming that Affymetrix' products infringe a related patent, United States Patent 5,695,940, or `940. On August 18, 1998, Affymetrix filed a lawsuit in United States District Court for the Northern District of California against Hyseq alleging infringement of U.S. Patent Nos. 5,795,716, or `716, and 5,744,305, or `305. On September 1, 1998, Affymetrix added its U.S. Patent
No. 5,800,992,
or `992, to the complaint of infringement against Hyseq. On October 26, 1999, Hyseq filed a third action in United States District Court for the Northern District of California claiming that Affymetrix' products infringe a related patent, United States Patent 5,972,619, or `619. The action also requests a declaration that the `716 patent is invalid based on the `619 patent. On November 23, 1998, Hyseq filed an answer to Affymetrix' complaint, alleging that Affymetrix' three asserted patents are invalid. On October 26, 1999, the United States District Court for the Northern District of California issued a claims construction order interpreting various terms of the `231, `464, and `940 patents. Following Hyseq's motion for reconsideration of that claims construction order, the United States District Court for the Northern District of California on July 28, 2000, issued a revised claims construction order interpreting various terms of the '231, '464 and '940 patents. On November 2, 2000, Hyseq was granted permission to file a supplemental complaint in United States District Court for the Northern District of California alleging that Affymetrix' products infringe an additional related patent, United States Patent 6,018,041, or '041. No trial dates have been set in these cases. A claims construction hearing relating to the '992, '305 and '716 patents has been set for November 29-30, 2000. The parties are briefing claim construction issues on the '619 patent; no hearing relating to the '619 patent has been scheduled.

    Affymetrix believes that Hyseq's claims are without merit. However, Affymetrix cannot be sure that it will prevail in these matters.

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

    On August 11, 2000, Incyte and Synteni asserted that the '934, '305 and '992 patents are unenforceable. No trial dates have been set for these matters. A claims construction hearing relating to the '934, '305 and '992 patents has been set for November 29-30, 2000.

    Affymetrix believes that Incyte's claims are without merit. However, Affymetrix cannot be sure that it will prevail in this matter.

    The United States Patent and Trademark Office, or USPTO, notified Affymetrix that Stanford University presented claims that relate to substantially the same subject matter as certain claims from the '992 patent and all of the claims of the '305 patent. The Stanford application is alleged to be exclusively licensed to Incyte. The USPTO notified Affymetrix on April 2, 1999 that it had declared an interference proceeding relating to these patents and claims of patents. The USPTO conducted proceedings and determined that Incyte and Synteni did not meet the burden of proof required to establish a case that the claims should be further evaluated in a full interference proceeding. Incyte and Synteni have appealed this decision in the United States Court for the Northern District of California.

    On August 17, Incyte filed a lawsuit against Affymetrix in the United States District Court for the Northern District of California alleging infringement of U.S. Patent Nos. 5,716,785 and 5,891,636 and asserting various state law claims. On September 6, 2000, Affymetrix filed its answer in this lawsuit and also filed counterclaims against Incyte alleging infringement of Affymetrix' U.S. Patent Nos. 6,040,193 or '193 and 5,871,928 or '928. In response to Affymetrix' counterclaims, Incyte has filed various state law counterclaims against Affymetrix and requests for declaration that the '193 and '928 patents are not infringed, are invalid and are unenforceable. No trial dates have been set. Affymetrix believes that Incyte's claims are without merit. However, Affymetrix cannot be sure that it will prevail in this matter.

PE CORPORATION LITIGATION

    On July 6, 2000, PE Corporation ("PE") filed a lawsuit in the United States District Court for the District of Delaware alleging that certain Affymetrix products infringe five PE patents related to reagents that Affymetrix purchases from PE licensed vendors. PE served Affymetrix with the complaint on October 16, 2000. Affymetrix' response to the complaint is due on December 11, 2000. No trial dates have been set.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

RIGHTS AGREEMENT

    On February 7, 2000 the Company and American Stock Transfer & Trust Company, as Rights Agent (the "Rights Agent"), entered into Amendment No. 1 (the "Amendment") to the Rights Agreement, dated October 15, 1998, between the Company and the Rights Agent (the "Rights Agreement"). The Amendment extends the expiration date of the Rights Agreement until February 7, 2010. The Amendment also increases the purchase price for each one one-thousandth of a share of

Series B Preferred Stock purchasable upon the exercise of a Right to $625. The effective date of the Amendment is February 7, 2000.

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

    To demonstrate the volatility of the Company's stock price, during the period beginning September 30, 1999 through September 30, 2000, the volume of its common stock traded on any given day has ranged from 91,200 to 5,372,400 shares, a 5,791% difference. Moreover, during that period, its common stock has traded as low as $38.50 per share and as high as $160.25 per share, a 316% difference. The market price of its common stock has changed as much as $19.813 per share in a single day and its stock price has changed more than $10 in a single day 26 times in the last twelve months.

THE COMPANY HAS A HISTORY OF OPERATING LOSSES, MAY INCUR FUTURE LOSSES AND
  CANNOT BE CERTAIN THAT IT WILL ACHIEVE SUSTAINABLE PROFITABILITY.

    The Company has experienced significant operating losses each year since its inception. For example, it experienced net losses of approximately
$22.8 million in 1997, $26.8 million in 1998 and $25.5 million in 1999. It had an accumulated deficit of approximately $96.6 million as of December 31, 1998 and approximately $124.2 million as of December 31, 1999. Its losses have resulted principally from costs incurred in research and development and from general and administrative costs associated with its operations. Historically, these costs have exceeded revenues and interest income, which, to date, have been generated principally from product sales and technology access fees, collaborative research and development agreements, government research grants and cash and investment balances. Although the quarter ended September 30, 2000 marked the first profitable quarter in the Company's history, the Company incurred a net loss of $12.1 million for the nine months ended September 30, 2000 and cannot guarantee future profitability. Among other things, its ability to maintain the transition to a commercially successful company will depend upon its ability to:

    - maintain its commercial manufacturing capability for probe arrays and consistently achieve acceptable yields from those capabilities;

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

THE COMPANY HAS A LIMITED OPERATING HISTORY, HAS REPORTED ONLY ONE PROFITABLE
  QUARTER AND MAY NEVER ACHIEVE SUSTAINED PROFITABILITY.

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

THE COMPANY MAY LOSE CUSTOMERS UNLESS IT IMPROVES ITS ABILITY TO MANUFACTURE ITS
  PRODUCTS AND ENSURE THEIR PROPER PERFORMANCE.

    The Company produces its GeneChip-Registered Trademark- products in an innovative and complicated manufacturing process. It has experienced and may experience in the future significant variability in the manufacturing yield of its GeneChip-Registered Trademark- products which has reduced, and may reduce in the future, its gross margins and harm its business. The Company has also experienced, and anticipates that it may continue to experience, difficulties in meeting customer, collaborator and internal demand for some of its probe array products. If the Company cannot deliver products in a timely manner, it could lose customers or be required to delay introduction of new products, and demand for the Company's products could decline. Furthermore, if the Company cannot deliver products to its customers that consistently meet their performance expectations, demand for its products will decline. Because the Company has a limited manufacturing history, it does not fully understand all of the factors that affect its manufacturing processes. As a result, manufacturing and quality control problems have arisen and the Company expects them to continue to arise as it attempts to increase the production rate at its manufacturing facilities. The Company may not be able to increase production rates at these facilities in a timely and cost-effective manner or at commercially reasonable costs.

THE COMPANY'S SURVIVAL DEPENDS ON ITS ABILITY TO AVOID INFRINGING THE
  INTELLECTUAL PROPERTY OF OTHERS AS WELL AS MAINTAINING, ENFORCING AND OBTAINING INTELLECTUAL PROPERTY RIGHTS OF ITS OWN.

    Intellectual property rights are essential to the Company's business. The Company is engaged in significant litigation with its competitors regarding its intellectual property rights. On January 6, 1998, the Company filed a patent infringement action against Incyte Pharmaceuticals and Synteni Inc. to protect its U.S. Patent No. 5,445,934. In addition, Hyseq has filed three patent infringement actions against the Company and on August 18, 1998, the Company filed suit against Hyseq to protect its U.S. Patent Nos. 5,795,716 and 5,744,305. On September 1, 1998, the Company amended its complaint against Hyseq to protect its U.S. Patent No. 5,800,992 and its complaint against Incyte to protect its U.S. Patent Nos. 5,800,992 and 5,744,305. In addition, Oxford Gene Technology filed patent infringement suits against the Company, and Oxford Gene Therapy Limited applied to revoke the Company's EP (UK) 0-619-321 Patent, related to DNA arrays, in the United Kingdom. In connection with the Oxford Gene Technology suit, on April 7, 2000, a United Kingdom court held that the Company's 1999 purchase of Beckman Coulter's array business was not sufficient to transfer Beckman Coulter's license to certain patents held by Oxford Gene Technology. This decision was subsequently reversed by the U.K. Court of Appeal on November 2, 2000. On November 6, 2000, the Delaware court issued an order construing terms in certain of the patent claims at issue following a Markman hearing in OGT's patent infringement case against the Company. The first phase of the trial in this case began on November 6, 2000 on the issue of whether the Company infringed or willfully infringed OGT's U.S. Patent No. 5,700,637. The infringement/willful infringement phase of the trial was completed on November 8, 2000 and on November 10, 2000, the jury returned its verdict that Affymetrix did not literally or willfully infringe OGT's U.S. Patent No. 5,700,637. The jury did find, however, infringement under the "doctrine of equivalents." In addition, on July 6, 2000, PE Corporation ("PE") filed a patent infringement action against the Company alleging that certain Affymetrix products infringe five PE patents related to reagents that Affymetrix purchases from PE licensed vendors. For a discussion of the Company's intellectual property--related litigation (See Part II, Item 1. "Legal Proceedings").

    All of these cases are pending and consume, and will continue to consume, substantial portions of the Company's financial and managerial resources. A loss of a significant litigation could prevent the Company from producing its current products or developing new ones and could also result in the payment of significant penalties and royalties, which could make it too costly to produce some or all of its products. If it cannot maintain, enforce or obtain intellectual property rights, competitors can design probe array systems with similar competitive advantages to its GeneChip-Registered Trademark- technology without paying it royalties. In order to continue its current business, the Company must successfully:

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

    The Company competes in markets that are new, intensely competitive, highly fragmented and rapidly changing, and many of its current and potential competitors have significantly greater financial, technical, marketing and other resources. In addition, many current and potential competitors have greater name recognition, more extensive customer bases and access to proprietary genetic content. The Company cannot survive if it fails to respond quickly to new or emerging technologies and changes in customer requirements.

    Currently, the Company's principal competition comes from existing DNA probe array and other technologies that are used to perform many of the same functions for which the Company markets its GeneChip-Registered Trademark- products. In order to compete against existing and newly developed technologies and maintain pricing and gross margins, the Company needs to successfully demonstrate to potential customers that its GeneChip-Registered Trademark- products provide improved performance and capabilities. A large number of publicly traded and privately held companies including Agilent Technologies, Inc., Corning, Inc., CuraGen, Inc., Gene Logic, Inc., General Scanning, Inc., Genome
Solutions, Inc., Hitachi, Ltd., Illumina, Inc., Incyte
Pharmaceuticals, Inc./Synteni, Inc., Lynx Therapeutics, Inc., Motorola, Inc. and Sequenome, Inc. also are developing or have developed DNA probe based assays or other products and services, some of which may be competitive with the Company's.

THE COMPANY DEPENDS ON A LIMITED NUMBER OF SUPPLIERS AND IT WILL BE UNABLE TO
  MANUFACTURE ITS PRODUCTS IF SHIPMENTS FROM THESE SUPPLIERS ARE DELAYED OR INTERRUPTED.

    Key parts of the Company's GeneChip-Registered Trademark- product line, as well as various equipment and raw materials used in the synthesis of probe arrays, are currently available only from a single source or a limited number of sources. The Company relies on Agilent Technologies to manufacture its scanners and on Enzo Diagnostics, Inc. to manufacture key substances used with probe arrays and various labeling kits needed to process samples. In addition, components of the Company's manufacturing equipment are available from one of only a few suppliers. In the event that supplies from these vendors were delayed or interrupted for any reason, the Company would not be able to get manufacturing equipment, scanners or other components for its GeneChip-Registered Trademark- product in a timely fashion or in sufficient quantities or under acceptable terms.

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

THE COMPANY'S CURRENT SALES, MARKETING AND TECHNICAL SUPPORT ORGANIZATION MAY
  LIMIT ITS ABILITY TO SELL ITS PRODUCTS.

    The Company currently has limited sales, marketing and technical support services. To assist its sales and support activities, the Company entered into a nonexclusive distribution agreement covering Japan with Amersham Pharmacia Biotech KK and a service agreement for its GeneArray scanner with Agilent Technologies. In addition, the Company also has in place with several third parties a series of distribution agreements covering the Affymetrix 417 and 428 instruments product line that was acquired in the GMS acquisition. These and other third parties, such as Amersham Pharmacia Biotech KK and Agilent Technologies, on whom the Company relies for sales, marketing and technical support may decide to develop and sell competitive products or otherwise become its competitors, which could harm its business. For instance, Agilent Technologies is currently developing a DNA probe based array. Although the Company has invested significant other resources to expand its direct sales force and its technical and support staff, it may not be able to establish a sufficiently sized sales, marketing or technical support organization to sell, market or support its products.

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

    Glaxo Wellcome plc, ("Glaxo") and its affiliates currently beneficially own approximately 17% of the Company's outstanding common stock. Accordingly, Glaxo may be able to exercise significant influence over the Company's business and over matters subject to stockholder votes, including votes concerning the election of directors, adoption of amendments to the Company's certificate of incorporation and bylaws and approval of mergers and other significant corporate transactions. Moreover, the Company's stock price may drop if Glaxo or any of its affiliates sells a significant amount of the Company's stock or if investors interpret any sale of the Company's stock by Glaxo or any of its affiliates as a sign of weakness in the Company's business.

FUTURE ACQUISITIONS MAY DISRUPT THE COMPANY'S BUSINESS AND DISTRACT COMPANY
  MANAGEMENT.

    The Company has recently engaged in acquisitions and expects to continue to do so. The Company may not be able to identify suitable acquisition candidates, and if the Company does identify suitable candidates, it may not be able to make such acquisitions on commercially acceptable terms or at all. If the Company acquires another company, the Company may not be able to successfully integrate the acquired business into the Company's existing business in a timely and non-disruptive manner or at all.

The Company may have to devote a significant amount of time and resources to do so. Even with this investment of time and resources, an acquisition may not produce the revenues, earnings or business synergies that the Company anticipates. If the Company fails to integrate the acquired business effectively or if key employees of that business leave, the anticipated benefits of the acquisition would be jeopardized. The time, capital management and other resources spent on an acquisition that fails to meet the Company's expectations could cause the Company's business and financial condition to be materially and adversely affected. In addition, acquisitions can involve non-recurring charges and amortization of significant amounts of goodwill and deferred stock compensation that could adversely affect the Company's results of operations.

THE COMPANY MAY NOT BE ABLE TO REALIZE THE BENEFITS OF RECENT ACQUISITIONS.

    The Company acquired Genetic MicroSystems, Inc., a privately held instrumentation company specializing in DNA array technology in February, 2000 and Neomorphic, Inc., a privately-held, computational genomics company in October, 2000. These transactions may not be as beneficial to the Company as it expects.

PERLEGEN SCIENCES, INC. MAY NOT BE ABLE TO RAISE THIRD PARTY FINANCING ON
  FAVORABLE TERMS, IF AT ALL.

    Affymetrix formed Perlegen Sciences, Inc. ("Perlegen"), a genomics subsidiary that plans to use Affymetrix' latest DNA array technology to read 50 genomes and identify the millions of genetic variations between individuals and find pattern in those variations that Perlegen believes will be marketable to pharmaceutical companies in testing the viability of drugs. There is no guarantee, however, that Perlegen will be able to obtain third party financing on favorable terms or that the funding from outside sources will be sufficient to fund Perlegen's operation or enable Affymetrix to account for Perlegen under the equity method. Affymetrix cannot assure the success of Perlegen and if Perlegen is unable to obtain sufficient funding from outside sources, Affymetrix may decide to abandon the Perlegen project or bear the costs of financing Perlegen itself. This may divert Affymetrix' resources from other potential uses and also require Affymetrix to recognize Perlegen's operating losses in its consolidated results.

OTHER EVENTS

TWO-FOR-ONE STOCK SPLIT

    On July 20, 2000, the Company's Board of Directors approved a two-for-one stock split of its outstanding shares of common stock. The stock split entitled each stockholder of record at the close of business on August 10, 2000, to receive a stock dividend of one additional share for every share of Affymetrix Common Stock held on that date. The additional shares resulting from the stock split were distributed by the Company's transfer agent on August 21, 2000.

FORMATION OF PERLEGEN SCIENCES, INC.

    On October 3, 2000, Affymetrix announced that it formed a new genomics subsidiary called Perlegen Sciences, Inc. The new company plans to employ approximately $100 million in third party financing and Affymetrix' latest DNA scanning technology to become a source of information about patterns of genetic variations between individuals and health and disease. The agreements between Perlegen Sciences and Affymetrix are subject to final documentation and the approval of the Board of Directors of Affymetrix.

AMENDMENT OF GLAXO WELLCOME PLC GOVERNANCE AGREEMENT

    On October 18, 2000, Affymetrix and Glaxo Wellcome PLC ("Glaxo Wellcome") entered into an amendment ("Amendment No. 3") to the Governance Agreement dated as of July 6, 1995, by and between Affymetrix and Glaxo Wellcome, as amended in the Amendment to Governance Agreement entered into on April 14, 1998 and the Amendment No. 2 to Governance Agreement entered into on September 8, 1998. Under the terms of Amendment
No. 3, Glaxo Wellcome agreed that it is no longer entitled to designate two nominees to serve on the Board of Directors of Affymetrix. Concurrently with the execution of Amendment No. 3, Glaxo Wellcome's two designees serving on the Board of Directors of Affymetrix, Inc., Adrian Hennah and Barry C. Ross, offered their resignations from the Affymetrix Board and the Affymetrix Board accepted such resignations effective as of October 18, 2000.

ACQUISITION OF NEOMORPHIC, INC.

    On October 30, 2000, Affymetrix finalized the acquisition of
Neomorphic, Inc. ("Neomorphic"), a privately-held, computational genomics company. Under the terms of the merger agreement, Neomorphic became a wholly owned subsidiary of the Company. In the merger, (i) each outstanding share of Neomorphic common stock was converted into, and became exchangeable for the right to receive 0.1552 of a share of Affymetrix common stock, subject to adjustment under certain circumstances following the closing (the "Conversion Ratio"), and (ii) each outstanding share of Neomorphic preferred stock was converted into and became exchangeable for the right to receive shares of Affymetrix common stock at the Conversion Ratio plus cash in the amount of $3.84. In connection with the completion of the acquisition, the Company agreed to register the resale of Affymetrix common stock issued in the merger following the closing. At such time, the final Conversion Ratio may be increased or decreased depending on Affymetrix' stock performance prior to the effective date of the registration statement. In lieu of any such increase in the aggregate number of shares of Affymetrix common stock to be issued in the transaction, the Company may have the option of paying cash in an aggregate amount not to exceed $20 million. In addition, each option exercisable for Neomorphic common stock issued and outstanding prior to the consummation of the merger was converted into an option exercisable for shares of Affymetrix' common stock at the Conversion Ratio, generally under the same terms and conditions as existed for the original option. As a result of the merger, Affymetrix issued, in aggregate, approximately 1.4 million shares of Affymetrix common stock in exchange for all of the outstanding shares of Neomorphic common and preferred stock and the assumption of all of Neomorphic's stock options. The acquisition will be accounted for as a purchase transaction. Accordingly, the Company will allocate the purchase price, including liabilities assumed, to the tangible and intangible assets acquired based on their fair values. The Company is in the process of performing such allocation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBITS:

       EXHIBIT
       NUMBER           DESCRIPTION OF DOCUMENT
---------------------   -----------------------
       2.1(1)           Agreement and Plan of Merger, dated as of September 10,
                          1999, among Affymetrix, Inc., GMS Acquisition, Inc. and
                          certain shareholders.
       2.2(2)           Agreement and Plan of Merger, dated as of September 29,
                          2000, among Affymetrix, Inc., Nautilus Acquisition Corp.
                          and Neomorphic, Inc.
       3.1(3)           Restated Certificate of Incorporation.
       3.2(4)           Bylaws.
       4.1(5)           Rights Agreement dated October 15, 1998 between Affymetrix,
                          Inc. and American Stock Transfer & Trust Company, as
                          Rights Agent.
       4.2(6)           Indenture dated as of September 22, 1999, between
                          Affymetrix, Inc. and The Bank of New York, as Trustee.
       4.3(7)           Amendment No. 1 to Rights Agreement, dated as of February 7,
                          2000, between Affymetrix, Inc. and American Stock Transfer
                          & Trust Company, as Rights Agent.
       4.4(8)           Indenture, dated as of February 14, 2000 between Affymetrix,
                          Inc. and The Bank of New York, as Trustee.
       4.5(9)           Registration Rights Agreement, dated as of February 14,
                          2000, between Affymetrix, Inc. and certain purchasers
                          listed on the signature page thereto.
      10.1(10)          Amendment No. 3 to Governance Agreement, dated as of October
                          18, 2000, by and between Affymetrix, Inc. and Glaxo
                          Wellcome PLC.
      27                Financial data schedule.

------------------------

 (1) Incorporated by reference to Appendix A of the Registrant's registration statement on Form S-4 as filed on October 14, 1999 (File No. 333-88987).

 (2) Incorporated by reference to Exhibit 2.1 of the Registrant's Form 8-K as filed on November 13, 2000 (File No. 000-28218).

 (3) Incorporated by reference to Exhibit 3.1 of the Registrant's Form 8-K as filed on June 13, 2000 (File No. 000-28218).

 (4) Incorporated by reference to Appendix C of the Registrant's definitive proxy statement on Schedule 14A as filed on April 29, 1998 (File
     No. 000-28218)

 (5) Incorporated by reference to Exhibit 1 of the Registrant's Form 8-A as filed on October 16, 1998 (File No. 000-28218).

 (6) Incorporated by reference to Exhibit 4.2 of the Registrant's registration statement on Form S-4 as filed on October 14, 1999 (File No. 333-88987).

 (7) Incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-A/A as filed on March 29, 2000 (File No. 000-28218).

 (8) Incorporated by reference to Exhibit 4.4 of the Registrant's registration statement on Form S-3 as filed on May 11, 2000 (File No. 333-36790).

 (9) Incorporated by reference to Exhibit 4.3 of the Registrant's registration statement on Form S-3 as filed on May 11, 2000 (File No. 333-36790).

 (10) Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K as filed on October 20, 2000 (File No. 000-28218).

    (b) REPORTS ON FORM 8-K:

    On July 6, 2000, the Company filed a Report on Form 8-K to report under Item 5 (Other Events) that PE Corporation filed suit against the Company in the Federal District Court in Delaware based on several patents related to reagents the Company purchases from PE licensed vendors.

    On July 21, 2000, the Company filed a Report on Form 8-K to report under
Item 5 (Other Events) that its Board of Directors approved a two-for-one stock split of the Company's outstanding shares of Common Stock to be effected in the form a 100% stock dividend.

    On August 21, 2000, the Company filed a Report on Form 8-K to report under
Item 5 (Other Events) the issuance of a press release responding to the announcement by Incyte Genomics, Inc. that Incyte filed suit in the U.S. District Court for the Northern District of California alleging infringement of U.S. Patent Nos. 5,716,785 and 5,891,636.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2000                                      AFFYMETRIX, INC.

                                                       By:            /s/ EDWARD M. HURWITZ
                                                            -----------------------------------------
                                                                        Edward M. Hurwitz
                                                            SENIOR VICE PRESIDENT AND CHIEF FINANCIAL
                                                                             OFFICER

                                AFFYMETRIX, INC.
                                 EXHIBIT INDEX
                               SEPTEMBER 30, 2000

       EXHIBIT
       NUMBER           DESCRIPTION OF DOCUMENT
---------------------   -----------------------
       2.1(1)           Agreement and Plan of Merger, dated as of September 10,
                          1999, among Affymetrix, Inc., GMS Acquisition, Inc. and
                          certain shareholders.
       2.2(2)           Agreement and Plan of Merger, dated as of September 29,
                          2000, among Affymetrix, Inc., Nautilus Acquisition Corp.
                          and Neomorphic, Inc.
       3.1(3)           Restated Certificate of Incorporation.
       3.2(4)           Bylaws.
       4.1(5)           Rights Agreement dated October 15, 1998 between Affymetrix,
                          Inc. and American Stock Transfer & Trust Company, as
                          Rights Agent.
       4.2(6)           Indenture dated as of September 22, 1999, between
                          Affymetrix, Inc. and The Bank of New York, as Trustee.
       4.3(7)           Amendment No. 1 to Rights Agreement, dated as of February 7,
                          2000, between Affymetrix, Inc. and American Stock Transfer
                          & Trust Company, as Rights Agent.
       4.4(8)           Indenture, dated as of February 14, 2000 between Affymetrix,
                          Inc. and The Bank of New York, as Trustee.
       4.5(9)           Registration Rights Agreement, dated as of February 14,
                          2000, between Affymetrix, Inc. and certain purchasers
                          listed on the signature page thereto.
      10.1(10)          Amendment No. 3 to Governance Agreement, dated as of October
                          18, 2000, by and between Affymetrix, Inc. and Glaxo
                          Wellcome PLC.
      27                Financial data schedule.

------------------------

 (1) Incorporated by reference to Appendix A of the Registrant's registration statement on Form S-4 as filed on October 14, 1999 (File No. 333-88987).

 (2) Incorporated by reference to Exhibit 2.1 of the Registrant's Form 8-K as filed on November 13, 2000 (File No. 000-28218).

 (3) Incorporated by reference to Exhibit 3.1 of the Registrant's Form 8-K as filed on June 13, 2000 (File No. 000-28218).

 (4) Incorporated by reference to Appendix C of the Registrant's definitive proxy statement on Schedule 14A as filed on April 29, 1998 (File
     No. 000-28218)

 (5) Incorporated by reference to Exhibit 1 of the Registrant's Form 8-A as filed on October 16, 1998 (File No. 000-28218).

 (6) Incorporated by reference to Exhibit 4.2 of the Registrant's registration statement on Form S-4 as filed on October 14, 1999 (File No. 333-88987).

 (7) Incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-A/A as filed on March 29, 2000 (File No. 000-28218).

 (8) Incorporated by reference to Exhibit 4.4 of the Registrant's registration statement on Form S-3 as filed on May 11, 2000 (File No. 333-36790).

 (9) Incorporated by reference to Exhibit 4.3 of the Registrant's registration statement on Form S-3 as filed on May 11, 2000 (File No. 333-36790).

 (10) Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K as filed on October 20, 2000 (File No. 000-28218).