Form 10-Q
period 2001-03-31
AFFYMETRIX INC
filed 2001-05-15
CIK 913077

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED MARCH 31, 2001
or
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File No. 0-28218

AFFYMETRIX, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	77-0319159 (I.R.S. Employer Identification Number)
3380 CENTRAL EXPRESSWAY, SANTA CLARA, CALIFORNIA (Address of principal executive offices)	95051 (Zip Code)

Registrant's telephone number, including area code: (408) 731-5000

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes /x/  No / /

COMMON SHARES OUTSTANDING ON APRIL 30, 2001: 57,626,527

AFFYMETRIX, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AFFYMETRIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	March 30, 2001	December 31, 2000
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$22,204	$7,263
Available-for-sale securities	401,248	428,767
Accounts receivable	47,278	53,104
Inventories	23,571	17,234
Prepaid expenses	4,711	2,157
Other current assets	363	367

Total current assets	499,375	508,892
Net property and equipment	60,070	56,245
Acquired technology rights	9,805	10,014
Goodwill and other intangible assets	25,159	26,788
Notes receivable from employees	2,087	2,113
Other assets	17,665	16,728

	$614,161	$620,780

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$72,881	$71,024
Deferred revenue	20,738	19,544
Current portion of capital lease obligation	—	22

Total current liabilities	93,619	90,590
Noncurrent portion of capital lease obligation	—	60
Obligation to Beckman Coulter, Inc.	5,000	5,000
Convertible subordinated notes	375,000	375,000
Common stock purchase rights	3,000	3,000
Stockholders' equity:
Common stock	576	571
Additional paid-in-capital	345,578	341,541
Notes receivable from stockholders	(1,031)	(994)
Deferred stock compensation	(24,682)	(27,875)
Accumulated other comprehensive income	6,057	12,080
Accumulated deficit	(188,956)	(178,193)

Total stockholders' equity	137,542	147,130

	$614,161	$620,780

Note:	The balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date included in the Company's Form 10-K for the fiscal year ended December 31, 2000.

See accompanying notes.

AFFYMETRIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended March 31,
	2001	2000
Revenue:
Product	$50,489	$36,673
Research	1,100	2,434
License fees and royalties	3,298	1,124

Total revenue	54,887	40,231
Costs and expenses:
Cost of product revenue	19,197	13,506
Research and development	19,343	12,208
Selling, general and administrative	24,544	19,751
Merger related costs	—	2,395
Amortization of deferred stock compensation(1)	3,178	—
Amortization of purchased intangibles	1,573	—

Total costs and expenses	67,835	47,860

Loss from operations	(12,948)	(7,629)
Interest income, net	2,385	1,360

Net loss before income taxes	(10,563)	(6,269)
Income tax provision	(200)	—

Net loss	$(10,763)	$(6,269)

Basic and diluted net loss per share	$(0.19)	$(0.12)

Shares used in computing basic and diluted net loss per share	56,995	53,663

(1)
Amortization of deferred stock compensation is derived from the acquisition of Neomorphic, Inc. and relates to research and development expenses.

See accompanying notes.

AFFYMETRIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2001	2000
Cash flows from operating activities:
Net loss	$(10,763)	$(6,269)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,316	2,372
Amortization of intangibles assets	1,838	177
Amortization of investment premiums	955	(671)
Amortization of deferred stock compensation	3,193	29
Accretion of interest of notes receivable from stockholders	37	—
Change in operating assets and liabilities:
Accounts receivable	5,826	(5,557)
Inventories	(6,337)	(2,116)
Prepaid expenses	(2,554)	281
Other current assets	4	2,306
Accounts payable and accrued liabilities	1,857	4,063
Deferred revenue	1,194	7,808
Notes receivable from employees and other assets	(911)	(9,512)

Net cash used in operating activities	(2,419)	(7,089)

Cash flows from investing activities:
Purchases of technology rights	—	(1,500)
Capital expenditures	(7,141)	(6,757)
Purchases of available-for-sale securities	(155,659)	(208,444)
Proceeds from the sale of available-for-sale securities	127,916	112,256
Proceeds from maturities of available-for-sale securities	48,284	—

Net cash provided by/(used in) investing activities	13,400	(104,445)

Cash flows from financing activities:
Issuance of common stock	4,042	2,265
Issuance of convertible subordinated notes	—	225,000
Repayment of notes receivable from stockholders'	—	150
Principal payments on capital lease obligations	(82)	(62)

Net cash provided by financing activities	3,960	227,353

Net increase in cash and cash equivalents	14,941	115,819
Cash and cash equivalents at beginning of period	7,263	12,677

Cash and cash equivalents at end of period	$22,204	$128,496

See accompanying notes.

AFFYMETRIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2001
(UNAUDITED)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

  BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Affymetrix, Inc. ("Affymetrix" or the "Company") and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Certain amounts in 2000 have been reclassified to conform to the 2001 presentation. All share and per share amounts have been adjusted to reflect a two-for-one stock split in August 2000.

    Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

  REVENUE RECOGNITION

    Product revenues include sales of GeneChip instrumentation, Affymetrix scanners and arrayers, software and probe arrays as well as subscription fees earned under EasyAccess™ agreements. Instrumentation and probe array revenues are recognized when earned, which is generally upon shipment and transfer of title to the customer and fulfillment of any significant post-delivery obligations. Software revenue is recognized upon completion of performance obligations, which is generally upon installation. Reserves are provided for anticipated warranty expenses at the time the associated revenue is recognized. Revenue related to extended warranty and software maintenance arrangements is deferred and recognized over the applicable periods. Revenue from subscription fees earned under EasyAccess agreements is recognized ratably over the term of the agreement subject to adjustments for anticipated reductions provided for in certain agreements for late delivery of probe arrays. Payments received in advance under these arrangements are recorded as deferred revenue until earned.

    Research revenue includes amounts earned from services performed pursuant to commercial collaboration and supply agreements as well as under government grants. Research revenue is recorded in the period in which the costs are incurred or in which the revenue is earned as defined in the related agreement. Direct costs associated with these contracts and grants are reported as research and development expense.

    License and royalty revenues include amounts earned from third parties with licenses to the Company's intellectual property and are recognized when earned under the terms of the related agreements, generally upon signing of the license. In situations where the Company has continuing performance obligations, license revenue is recognized ratably over the period of expected performance.

  RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging

Activities" ("SFAS 133") which provides a comprehensive and consistent standard for hedging activities and the accounting for derivatives. In June 1999, FASB issued Statement of Financial Accounting Standards No. 137 which defers the effective date of SFAS 133 to years beginning after June 15, 2000. The adoption of SFAS 133 did not have a material impact on the Company's results of operations or financial position.

  NET LOSS PER SHARE

    Basic earnings (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the period less the weighted-average number of shares of common stock subject to repurchase. Diluted earnings (loss) per share gives effect to the dilutive effect of stock options and warrants (calculated based on the treasury stock method) and convertible debt (calculated on an as-if-converted method). Diluted net loss per share is the same as basic net loss per share as the Company is in a net loss position.

    Shares used in computing net loss per share is as follows (in thousands):

	Three Months Ended March 31,
	2001	2000
Weighted-average shares outstanding	57,428	53,663
Less: Weighted-average shares of common stock subject to repurchase	(433)	—

Weighted average shares used in computing basic and diluted net loss per share	56,995	53,663

NOTE 2—CASH, CASH EQUIVALENTS AND AVAILABLE-FOR-SALE SECURITIES

    At March 31, 2001, cash equivalents and available-for-sale securities consisted of U.S. Government obligations, U.S. corporate debt securities and equity securities. The investments are carried at fair value with unrealized gains and losses reported in stockholders' equity.

NOTE 3—INVENTORIES

    Inventories consist of the following (in thousands):

	March 31, 2001	December 31, 2000
Raw materials	$5,088	$4,494
Work in process	791	931
Finished goods	17,692	11,809

Total	$23,571	$17,234

NOTE 4—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

    Accounts payable and accrued liabilities consist of the following (in thousands):

	March 31, 2001	December 31, 2000
Accounts payable	$12,918	$15,242
Accrued compensation and related liabilities	8,018	7,059
Accrued interest on convertible subordinated notes	1,340	5,971
Accrued sales and use tax	3,591	2,940
Accrued warranties	4,822	4,738
Accrued legal	10,943	8,153
Accrued royalties	11,070	6,003
Accrued legal settlement	18,587	18,587
Other	1,592	2,331

Total	$72,881	$71,024

NOTE 5—COMPREHENSIVE LOSS

    The components of comprehensive loss for the three months ended March 31, 2001 and 2000 are as follows (in thousands):

	Three Months Ended March 31,
	2001	2000
Net loss	(10,763)	(6,269)
Unrealized loss on equity investment	(9,304)	—
Unrealized gain (loss) on debt securities	3,281	(142)

Comprehensive (loss)	$(16,786)	$(6,411)

NOTE 6—PERLEGEN SCIENCES, INC.

    In 2000, Affymetrix formed a wholly-owned subsidiary called Perlegen Sciences, Inc. ("Perlegen"). On March 30, 2001, Perlegen completed a private financing which reduced Affymetrix' ownership position in Perlegen to approximately 53%. Affymetrix and certain of its affiliates have placed a portion of this shareholding (approximately 8%) into a voting trust, relinquishing certain voting rights and control such that Affymetrix will account for Perlegen's financial results using the equity method from the date of the financing. The Company's investment in Perlegen has no basis for accounting purposes. Affymetrix' financial statements for the three months ended March 31, 2001 include the operating results of Perlegen through the date of the financing.

NOTE 7—LEGAL PROCEEDINGS

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

    The settlement encompasses a number of lawsuits and other adverse proceedings involving the parties' respective patents, patent applications and patent license rights in various countries as well as litigation over the transfer to Affymetrix of Beckman Coulter's ("Beckman") license to certain OGT patents through Affymetrix' 1999 purchase of Beckman's array business. Key components of the settlement include:

  •
  OGT and Affymetrix have dismissed the pending lawsuits in the Delaware Federal Court.
  •
  OGT has dropped its infringement actions and both parties have dropped their revocation actions challenging each others' patents in the United Kingdom.
  •
  OGT has withdrawn its petition for leave to appeal to the House of Lords in the license action in the United Kingdom.
  •
  OGT recognized the validity of Affymetrix' license obtained from Beckman.
  •
  Both parties will cease their involvement in opposition proceedings against the other's European patent in the European Patent Office.

    As a result of the settlement, Affymetrix did not receive any additional license rights from OGT and the terms of the existing license to OGT's technology obtained from Beckman remains unchanged. As a result of the settlement, the Company has recorded an additional charge of approximately $18.6 million in the quarter ended December 31, 2000. In addition, the Company has recorded a charge of $1.9 million in the first quarter of 2001 as a result of a fee arrangement entered into with the Company's legal counsel. While the settlement agreement settles all outstanding litigation and ensures that the Company is licensed under certain OGT patents, it does not require the withdrawal of undeclared interferences or ensure that the parties will not be involved in future administrative and other proceedings, such as interferences, arbitration proceedings, or litigation proceedings. Such proceedings could have a material, adverse effect on the Company as a result of expenses incurred, distraction of management, or narrowing or elimination of some of its patent rights.

HYSEQ, INC. LITIGATION

    On March 3, 1997, Hyseq, Inc. ("Hyseq") filed a lawsuit in United States District Court for the Northern District of California (San Jose Division) alleging that Affymetrix' products infringe United States Patent Nos. 5,202,231 (the " '231 Patent"), and 5,525,464 (the " '464 Patent"). In addition, in December 1997, Hyseq filed a second action claiming that Affymetrix' products infringe a related patent, United States Patent 5,695,940 (the " '940 Patent"). On October 26, 1999, Hyseq filed a third action in United States District Court for the Northern District of California claiming that Affymetrix' products infringe a related patent, United States Patent No. 5,972,619 (the " '619 Patent"). The action also requests a declaration that Affymetrix' United States Patent No. 5,795,716 (the " '716 Patent") is invalid based on the '619 Patent. On November 2, 2000, Hyseq was granted permission to file a supplemental complaint in United States District Court for the Northern District of California alleging that Affymetrix' products infringe an additional related patent, United States Patent No. 6,018,041 (the " '041 Patent"). No trial date in these matters has been set.

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

    On August 18, 1998, Affymetrix filed a lawsuit in United States District Court for the Northern District of California against Hyseq alleging infringement of the '716 Patent, and United States Patent No. 5,744,305 (the " '305 Patent"). On September 1, 1998, Affymetrix added its United States Patent No. 5,800,992 (the " '992 Patent"), to the complaint of infringement against Hyseq. On November 23, 1998, Hyseq filed an answer to Affymetrix' complaint, alleging that Affymetrix' three asserted patents are invalid. On January 25, 2001, the United States District Court for the Northern District of California issued a claims construction order interpreting various terms of the '716, '305 and '992 Patents. On May 8, 2001, the Court determined that the term "substantially complementary," as used in the two asserted claims of the '992 Patent is indefinite within the meaning of the federal code provisions governing patent validity. No trial dates have been set in these cases.

    On January 30, 2001, the Board of Patent Appeals and Interferences of the United States Patent and Trademark Office issued to Affymetrix a Notice Declaring Interference and has ordered the commencement of an interference proceeding between Affymetrix and Hyseq involving certain claims of Affymetrix' '716 Patent, and certain claims of a Hyseq patent application.

INCYTE PHARMACEUTICALS AND SYNTENI LITIGATION AND PROCEEDINGS

    On January 6, 1998, Affymetrix filed a patent infringement action in the United States District Court for the District of Delaware alleging that certain of Incyte Genomics, Inc.'s ("Incyte") and Synteni, Inc.'s ("Synteni") products infringe United States Patent 5,445,934, (the " '934 Patent"). On September 1, 1998, Affymetrix filed a complaint against Incyte and Synteni in United States District Court for the District of Delaware alleging infringement of the '305 Patent and the '992 Patent. These actions were transferred to the United States District Court for the Northern District of California on November 18, 1998. The actions seek to enjoin commercial activities of Incyte and Synteni relating to Affymetrix' patents and, in regard to the '992 Patent, sought a preliminary injunction. Incyte and

Synteni moved for summary judgment that certain claims of the '992 Patent were invalid. On May 4, 1999, the court denied Affymetrix' motion for preliminary injunction and denied Incyte and Synteni's motion for summary judgment.

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

    On August 11, 2000, Incyte and Synteni asserted that the '934, '305 and '992 Patents are unenforceable. On August 17, 2000 Incyte filed a lawsuit against Affymetrix in the United States District Court for the Northern District of California alleging infringement of U.S. Patent Nos. 5,716,785 and 5,891,636 and asserting various state law claims. On September 6, 2000, Affymetrix filed its answer in this lawsuit and also filed counterclaims against Incyte alleging infringement of Affymetrix' U.S. Patent Nos. 6,040,193 (the " '193 Patent") and 5,871,928 (the " '928 Patent"). In response to Affymetrix' counterclaims, Incyte has filed various state law counterclaims against Affymetrix and requests for declaration that the '193 and '928 patents are not infringed, are invalid and are unenforceable.

    On January 25, 2001, the United States District Court for the Northern District of California issued a claims construction order interpreting various terms of the '934, '305 and '992 Patents. On May 2, 2001, the Court entered partial summary judgment that certain of Incyte's products do not infringe the '934 Patent or certain claims of the '305 Patent. On May 8, 2001, the Court determined that the term "substantially complementary," as used in two asserted claims of the '992 Patent, is indefinite within the meaning of the federal code provisions governing patent validity. The Special Master administering this case has recommended a trial date of January 16, 2002.

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

APPLERA CORPORATION LITIGATION

    On July 5, 2000, Applera Corporation, previously known as PE Corporation ("Applera"), filed a lawsuit in the United States District Court for the District of Delaware alleging that certain Affymetrix products infringe five Applera patents related to reagents that Affymetrix purchases from Applera licensed vendors. Applera served Affymetrix with the complaint on October 16, 2000 and on December 14, 2000, Affymetrix filed its response to the complaint and asserted various counterclaims against Applera. On January 25, 2001, Affymetrix filed a declaratory judgement action and various state law claims against Applera in the United States District Court for the Southern District of New York seeking, among other things, a declaration that Affymetrix has not infringed any of Applera's subject patents. On January 30, 2001, Affymetrix filed a motion in the Delaware court to dismiss Applera's claims for lack of subject matter jurisdiction. In response, Applera moved for leave to amend its Delaware complaint to correct the alleged jurisdictional defect. Affymetrix has opposed this motion to amend on grounds that the jurisdictional defect could not be corrected to relate back to the filing of the complaint. On March 21, 2001, the District Court for the Southern District of New York held a hearing and stayed the New York action pending a ruling from the Delaware court on Affymetrix' motion to dismiss for lack of subject matter jurisdiction. No trial dates have been set in these actions.

    Affymetrix believes that Applera's claims are without merit. However, Affymetrix cannot be sure that it will prevail in these matters.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Management's Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2001 and for the three month periods ended March 31, 2001 and 2000 should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

    The Company has incurred operating losses in each year since its inception, including a loss of approximately $10.8 million during the three months ended March 31, 2001 and, as of such date, had an accumulated deficit of approximately $189 million. The Company's losses have resulted principally from costs incurred in research and development and manufacturing and from selling, general and administrative costs associated with the Company's operations as well as non-cash charges from an acquisition. These costs have exceeded the Company's revenues and interest income, which to date have been generated principally from product sales, technology access and other license fees, royalties, collaborative research and development agreements, government research grants and from interest earned on cash and investment balances. The Company's ability to generate significant revenues and become profitable is dependent in large part on the ability of the Company and its collaborative partners to successfully develop, manufacture and commercialize products incorporating the Company's technologies, and on the ability of the Company to enter into additional supply, license and collaborative arrangements on satisfactory terms.

    The Company's operating results vary and depend on numerous factors. Revenues are principally impacted by the volume, mix and price of product sales, the timing of orders and deliveries of products, design fees, royalties, license fees, and other research revenues under collaborative and licensing agreements. Expenses are principally impacted by the cost of goods for products, the mix of products sold, the magnitude and duration of research and development, sales and marketing and general and administrative expenses. General and administrative expenses are particularly subject to variation as a result of fluctuations in the intensity of legal activities associated with the Company's on-going intellectual property litigation.

    The Company's operating results may also fluctuate significantly depending on other factors. To maintain or gain market acceptance of the Company's products in the face of the introduction of new products by the Company's competitors, Affymetrix may have to reduce or discount the price of its products resulting in an adverse impact on revenues and gross margins. Other factors that may significantly impact the Company's operating results include: the outcome of on-going or future litigation; the cost of any additional licenses needed by the Company for freedom to operate; adoption of new technologies; the cost, quality and availability of reagents and components; regulatory actions; and third-party reimbursement policies.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

    PRODUCT REVENUE.  Product revenue was $50.5 million for the three months ended March 31, 2001, compared to $36.7 million in the three months ended March 31, 2000. The increase in product revenue resulted primarily from growth in the sales volume of GeneChip® probe arrays and increased placement of GeneChip systems as well as increases in subscription fees earned under EasyAccess™ contracts. In the first quarter of 2001, the Company discovered ambiguities in the UniGene U74 database build that was used in the design of the Murine Genome U74 set of GeneChip arrays. As a result, the Company has redesigned these arrays and has had discussions with its affected customers to address their individual needs. Based on these discussions, the Company is offering certain replacement arrays to these customers. Nearer term, the decision is expected to continue to adversely impact product sales, with the majority of this impact anticipated in the second and third quarter of 2001 as replacement arrays are shipped and used by customers.

    RESEARCH REVENUE.  Research revenue includes custom probe array design fees, milestones, full-time-equivalent ("FTE") support and grant funding. Research revenue decreased to $1.1 million for the three months ended March 31, 2001 from $2.4 million for the three months ended March 31, 2000 primarily due to lower activity under government grants.

    LICENSE FEES AND ROYALTY REVENUES.  License fees and royalty revenues increased to $3.3 million for the three months ended March 31, 2001 from $1.1 million for the three months ended March 31, 2000. The increase was attributed primarily to the increase in license agreements. Licenses permit the licensees to utilize the Company's intellectual property on a non-exclusive basis over specified periods for either internal research and development, or in some cases, for commercialization of products. The Company generally has no continuing obligations under these agreements.

    COST OF PRODUCT REVENUES AND GROSS MARGINS.  Cost of product revenue increased to $19.2 million for the quarter ended March 31, 2001, up from $13.5 million for the quarter ended March 31, 2000. The increase in cost of product revenues resulted principally from the growth in product sales. Principal factors that favorably impacted gross margins included improved manufacturing yields for GeneChip probe arrays, increased production volumes of probe arrays and changes in product sales mix offset by an unanticipated warranty expense arising from the replacement of Murine Genome U74 sets of arrays that contained incorrect probe sequences. Specifically, in the first quarter of 2001, the Company recorded an incremental warranty expense of $0.8 million to cover costs associated with the replacement of Murine Genome U74 sets of arrays sold in the first quarter of 2001.

The charges recorded in the first quarter of 2001 were based upon estimates of the number of replacement arrays and other compensation deemed necessary to maintain appropriate customer satisfaction. The Company began shipping the replacement arrays in April 2001.

    RESEARCH AND DEVELOPMENT EXPENSES.  Research and development expenses, which primarily consist of research, product development and manufacturing process improvement, increased to $19.3 million for the quarter ended March 31, 2001 compared to $12.2 million for the quarter ended March 31, 2000. The increase in research and development expenses was attributable primarily to the hiring of additional research and development personnel, including headcount associated with the continued support for Perlegen. Given the completion of the private financing of Perlegen on March 30, 2001, Affymetrix will account for Perlegen's financial results using the equity method for the quarter beginning April 1, 2001. As the Company's investment in Perlegen has no basis for accounting purposes, the Company does not expect to record its proportionate share of Perlegen's results in its financial statements until Perlegen records operating profits. Affymetrix recorded $4.5 million in research and development expenses associated with Perlegen in the quarter ended March 31, 2001.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.  Selling, general and administrative expenses increased to $24.5 million in the first quarter of 2001 compared to $19.8 million for the comparable quarter in 2000. The increase in selling, general and administrative expenses resulted primarily from the Company's expansion of commercial activities and increased legal costs arising from ongoing patent litigation. On March 23, 2001, the Company and OGT entered into a settlement agreement resolving existing litigation between the two companies. The Company recorded a charge of approximately $18.6 million in the quarter ended December 31, 2000. The Company recorded an additional charge of $1.9 million in the quarter ended March 31, 2000 as a result of a fee arrangement entered into with the Company's legal counsel. Selling, general and administrative expenses are expected to continue to increase as the Company expands sales, marketing, and technical support functions, increases headcount in management and administrative functions, prosecutes and defends its intellectual property position and defends against claims made by third parties in ongoing litigation. In particular, the Company expects legal costs to vary substantially as the intensity of legal activity changes in on-going patent litigation with Hyseq, Inc., Incyte Genomics, Inc./Synteni and Applera Corporation. Depending on the outcome of these lawsuits the Company may be entitled to damages or may be obligated to pay damages. There can be no assurance that Company has adequately estimated its potential damages exposure.

    AMORTIZATION DEFERRED STOCK COMPENSATION AND PURCHASED INTANGIBLES.  During the first quarter of 2001, the Company incurred charges of $3.2 million for amortization of deferred stock compensation and $1.6 million of amortization of purchased intangibles related to the acquisition of Neomorphic, Inc. The Company expects amortization of deferred stock compensation and purchased intangibles related to the Neomorphic acquisition to total approximately $19.0 million in 2001.

    INTEREST AND OTHER INCOME, NET.  Interest income was $7.4 million for the first quarter of 2001 compared to $5.0 million for the first quarter of 2000 due to higher investment balances from the sale of convertible subordinated notes. Interest expense increased to $5.0 million for the first quarter of 2001 compared to $3.6 million for the first quarter of 2000 primarily due to the interest expense associated with the convertible subordinated notes.

    INCOME TAX PROVISION.  The provision for tax of approximately $0.2 million consists entirely of current taxes accrued on the profits attributable to the Company's foreign operations for the first quarter of 2001. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the historical operating performance and the reported cumulative net losses in all prior years, at December 31, 2000 the Company has provided a full valuation allowance against its net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 2001, the Company had cash, cash equivalents and available-for-sale securities of $423.4 million compared to $436.0 million at March 31, 2000. The decrease is primarily attributable to cash used to fund the Company's operating loss and capital expenditures.

    Net cash used in operating activities was $2.4 million for the three months ended March 31, 2001, as compared to $7.1 million for the three months ended March 31, 2000. The decrease in net cash used in operating activities resulted primarily from a decrease in accounts receivable in the three months ended March 31, 2001 and a smaller increase in notes receivable from employees and other assets relative to the increase in the three months ended March 31, 2000. These changes were offset in part by an increase in net loss in the three months ended March 31, 2001, and increase in inventories and prepaid expenses, as compared to a decrease in the three months ended March 31, 2000, and increases in accounts payable and accrued liabilities and deferred revenue. The three months ended March 31, 2001 also included higher non-cash charges for depreciation and amortization, amortization of intangible assets and amortization of deferred stock compensation.

    The Company's investing activities, other than purchases, sales and maturities of available-for-sale securities, consisted of capital expenditures, which totaled $7.1 million for the three months ended March 31, 2001, as compared to $6.8 million for the three months ended March 31, 2000. The slight increase in capital expenditures during the three months ended March 31, 2001 related primarily to improvements to office and administrative facilities in Sunnyvale, California. The Company expects to continue to expand its manufacturing and other operating facilities over the next few years.

    Financing activities for the three months ended March 31, 2001 include net proceeds of $4.0 million from the exercise of employee stock options. This compares to net proceeds of $227.4 million for the three months ended March 31, 2000 which was primarily the result of a private placement of 4.75% Notes in February 2000. The 4.75% Notes are convertible, subject to adjustment in certain circumstances, into Affymetrix common stock at a price equal to $160.50 per share. Accrued interest on the 4.75% Notes is payable semi-annually. Affymetrix may redeem the 4.75% Notes at any time on or after February 15, 2003.

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

    The table below presents the principal amounts and weighted-average interest rates by year of maturity for the Company's investment portfolio:

	2001	2002	2003	2004	2005	Thereafter	Total	Fair Value at March 31, 2001
	(Dollar amounts in thousands)
ASSETS:
Available-for-sale debt securities	$93,222	$198,253	$84,900	$8,000	$—	$—	$384,375	$396,470
Average interest rate	6.1%	6.4%	5.7%	5.1%
LIABILITIES:
5% convertible subordinated notes due 2006	$—	$—	$—	$—	$—	$150,000	$150,000	$115,875
Average interest rate						5.0%
4.75% convertible subordinated notes due 2007	$—	$—	$—	$—	$—	$225,000	$225,000	$136,755
Average interest rate						4.75%

    The Company is exposed to equity price risks on the marketable portion of equity securities in its portfolio of investments entered into to further its business and strategic objectives. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. A 20% adverse change in equity prices would result in a decrease of approximately $1.0 million in the Company's available-for-sale securities based on the Company's position at March 31, 2001. However, actual results may differ materially.

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

    The settlement encompasses a number of lawsuits and other adverse proceedings involving the parties' respective patents, patent applications and patent license rights in various countries as well as litigation over the transfer to Affymetrix of Beckman Coulter's ("Beckman") license to certain OGT patents through Affymetrix' 1999 purchase of Beckman's array business. Key components of the settlement include:

  •
  OGT and Affymetrix have dismissed the pending lawsuits in the Delaware Federal Court.

  •
  OGT has dropped its infringement actions and both parties have dropped their revocation actions challenging each others' patents in the United Kingdom.

  •
  OGT has withdrawn its petition for leave to appeal to the House of Lords in the license action in the United Kingdom.

  •
  OGT recognized the validity of Affymetrix' license obtained from Beckman.

  •
  Both parties will cease their involvement in opposition proceedings against the other's European patent in the European Patent Office.

    As a result of the settlement, Affymetrix did not receive any additional license rights from OGT and the terms of the existing license to OGT's technology obtained from Beckman remains unchanged. As a result of the settlement, the Company has recorded an additional charge of approximately $18.6 million in the quarter ended December 31, 2000. In addition, the Company has recorded a charge of $1.9 million in the first quarter of 2001 as a result of a fee arrangement entered into with the Company's legal counsel. While the settlement agreement settles all outstanding litigation and ensures that the Company is licensed under certain OGT patents, it does not require the withdrawal of undeclared interferences or ensure that the parties will not be involved in future administrative and other proceedings, such as interferences, arbitration proceedings, or litigation proceedings. Such proceedings could have a material, adverse effect on the Company as a result of expenses incurred, distraction of management, or narrowing or elimination of some of its patent rights.

HYSEQ, INC. LITIGATION

    On March 3, 1997, Hyseq, Inc. ("Hyseq") filed a lawsuit in United States District Court for the Northern District of California (San Jose Division) alleging that Affymetrix' products infringe United States Patent Nos. 5,202,231 (the " '231 Patent"), and 5,525,464 (the " '464 Patent"). In addition, in December 1997, Hyseq filed a second action claiming that Affymetrix' products infringe a related patent, United States Patent 5,695,940 (the " '940 Patent"). On October 26, 1999, Hyseq filed a third action in United States District Court for the Northern District of California claiming that Affymetrix' products infringe a related patent, United States Patent No. 5,972,619 (the " '619 Patent"). The action also requests a declaration that Affymetrix' United States Patent No. 5,795,716 (the " '716 Patent") is invalid based on the '619 Patent. On November 2, 2000, Hyseq was granted permission to file a supplemental complaint in United States District Court for the Northern District of California alleging that Affymetrix' products infringe an additional related patent, United States Patent No. 6,018,041 (the " '041 Patent"). No trial date in these matters has been set.

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

    On August 18, 1998, Affymetrix filed a lawsuit in United States District Court for the Northern District of California against Hyseq alleging infringement of the " '716 Patent", and United States Patent No. 5,744,305 (the " '305 Patent"). On September 1, 1998, Affymetrix added its United States Patent No. 5,800,992 (the " '992 Patent"), to the complaint of infringement against Hyseq. On November 23, 1998, Hyseq filed an answer to Affymetrix' complaint, alleging that Affymetrix' three asserted patents are invalid. On January 25, 2001, the United States District Court for the Northern District of California issued a claims construction order interpreting various terms of the '716, '305 and '992 Patents. On May 8, 2001, the Court determined that the term "substantially complementary," as used in the two asserted claims of the '992 Patent is indefinite within the meaning of the federal code provisions governing patent validity. No trial dates have been set in these cases.

    On January 30, 2001, the Board of Patent Appeals and Interferences of the United States Patent and Trademark Office issued to Affymetrix a Notice Declaring Interference and has ordered the commencement of an interference proceeding between Affymetrix and Hyseq involving certain claims of Affymetrix' '716 Patent, and certain claims of a Hyseq patent application.

INCYTE PHARMACEUTICALS AND SYNTENI LITIGATION AND PROCEEDINGS

    On January 6, 1998, Affymetrix filed a patent infringement action in the United States District Court for the District of Delaware alleging that certain of Incyte Genomics, Inc.'s ("Incyte") and Synteni, Inc.'s ("Synteni") products infringe United States Patent 5,445,934, (the " '934 Patent"). On September 1, 1998, Affymetrix filed a complaint against Incyte and Synteni in United States District Court for the District of Delaware alleging infringement of the '305 Patent and the '992 Patent. These actions were transferred to the United States District Court for the Northern District of California on November 18, 1998. The actions seek to enjoin commercial activities of Incyte and Synteni relating to Affymetrix' patents and, in regard to the '992 Patent, sought a preliminary injunction. Incyte and Synteni moved for summary judgment that certain claims of the '992 Patent were invalid. On May 4, 1999, the court denied Affymetrix' motion for preliminary injunction and denied Incyte and Synteni's motion for summary judgment.

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

    On August 11, 2000, Incyte and Synteni asserted that the '934, '305 and '992 Patents are unenforceable. On August 17, 2000 Incyte filed a lawsuit against Affymetrix in the United States District Court for the Northern District of California alleging infringement of U.S. Patent Nos. 5,716,785 and 5,891,636 and asserting various state law claims. On September 6, 2000, Affymetrix filed its answer in this lawsuit and also filed counterclaims against Incyte alleging infringement of Affymetrix' U.S. Patent Nos. 6,040,193 (the " '193 Patent") and 5,871,928 (the " '928 Patent"). In response to Affymetrix' counterclaims, Incyte has filed various state law counterclaims against Affymetrix and requests for declaration that the '193 and '928 patents are not infringed, are invalid and are unenforceable.

    On January 25, 2001, the United States District Court for the Northern District of California issued a claims construction order interpreting various terms of the '934, '305 and '992 Patents. On May 2, 2001, the Court entered partial summary judgment that certain of Incyte's products do not infringe the '934 Patent or certain claims of the '305 Patent. On May 8, 2001, the Court determined that the term "substantially complementary," as used in two asserted claims of the '992 Patent, is indefinite within the meaning of the federal code provisions governing patent validity. The Special Master administering this case has recommended a trial date of January 16, 2002.

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

APPLERA CORPORATION LITIGATION

    On July 5, 2000, Applera Corporation, previously known as PE Corporation ("Applera"), filed a lawsuit in the United States District Court for the District of Delaware alleging that certain Affymetrix products infringe five Applera patents related to reagents that Affymetrix purchases from Applera licensed vendors. Applera served Affymetrix with the complaint on October 16, 2000 and on December 14, 2000, Affymetrix filed its response to the complaint and asserted various counterclaims against Applera. On January 25, 2001, Affymetrix filed a declaratory judgement action and various state law claims against Applera in the United States District Court for the Southern District of New York seeking, among other things, a declaration that Affymetrix has not infringed any of Applera's subject patents. On January 30, 2001, Affymetrix filed a motion in the Delaware court to dismiss Applera's claims for lack of subject matter jurisdiction. In response, Applera moved for leave to amend its Delaware complaint to correct the alleged jurisdictional defect. Affymetrix has opposed this motion to amend on grounds that the alleged jurisdictional defect could not be corrected to relate back to the filing of the complaint. On March 21, 2001, the District Court for the Southern District of New York held a hearing and stayed the New York action pending a ruling from the Delaware court on Affymetrix' motion to dismiss for lack of subject matter jurisdiction. No trial dates have been set in these actions.

    Affymetrix believes that Applera's claims are without merit. However, Affymetrix cannot be sure that it will prevail in these matters.

ADMINISTRATIVE LITIGATION AND PROCEEDINGS

    Affymetrix' intellectual property is expected to be subject to significant additional administrative and litigation actions. For example, in Europe and Japan, third parties are expected to oppose significant patents owned or controlled by Affymetrix. Currently, Incyte, OGT, Multilyte Ltd. and ProtoGene Laboratories, Inc. have filed oppositions against Affymetrix' EP 0-619-321 Patent in the European Patent Office. This procedure will result in the patent being either upheld in its entirety, allowed to grant in amended form in designated European countries, or revoked. Subsequent to the settlement agreement entered into by the Company and OGT referred to above, OGT has withdrawn its opposition to the Company's EP 0-619-321 Patent.

    Further, in the United States, it is expected that third parties will continue to "copy" the claims of Affymetrix' patents in order to provoke interferences in the United States Patent Office. These proceedings could result in Affymetrix' patent protection being significantly modified or reduced, and could result in significant costs and consume substantial managerial resources.

ITEM 5. OTHER INFORMATION

Perlegen Sciences, Inc.

    In September 2000, the Company formed a wholly-owned genomics company called Perlegen Sciences, Inc. and on October 3, 2000, the Company announced Perlegen's formation and anticipated relationship with the Company. Perlegen is a Delaware corporation engaged in the business of scanning human genomes in an effort to identify variations and patterns within the human genome to aid research on genetic characteristics associated with disease and such characteristics' responsiveness to drug therapy. The Company holds 1,000 shares of Perlegen's Common Stock and 35,800,000 shares of Perlegen's Series A Preferred Stock. On March 30, 2001, Perlegen completed a private placement round of equity financing to third-party outside investors (the "Series B Financing"). As a result of the Series B Financing, the Company's percentage ownership interest in Perlegen was reduced to approximately 52.6% (without giving effect to the issuance of shares upon exercise of employee stock options). As a result of the deposit of shares in a voting trust, the Company holds approximately 45% of Perlegen's voting capital stock outside the voting trust (without giving effect to the issuance of shares upon exercise of employee stock options). In connection with the transactions described above, the Company has also entered into a number of agreements with Perlegen that cover the supplying of wafers and chips by the Company to Perlegen, the cross-licensing of certain intellectual property between the companies, and the short-term provision of certain support services by the Company to Perlegen.

Risk Factors

    An investment in the Company's common stock involves a high degree of risk. The reader should carefully consider the risks described below before making an investment decision.

THE COMPANY HAS A HISTORY OF OPERATING LOSSES AND MAY INCUR FUTURE LOSSES.

    The Company has experienced significant operating losses each year since its inception. For example, it experienced net losses of approximately $26.8 million in 1998, $25.5 million in 1999 and $54.0 million in 2000. It had an accumulated deficit of approximately $178.2 million as of December 31, 2000 and approximately $189.0 million as of March 31, 2001. Its losses have resulted principally from costs incurred in research and development and from general and administrative costs associated with its operations. Historically, these costs have exceeded revenues and interest income, which, to date, have been generated principally from product sales and technology access fees, license fees and royalties, collaborative research and development agreements, government research grants and cash and investment balances.

THE COMPANY HAS HAD ONLY ONE QUARTER OF PROFITABILITY AND MAY NEVER ACHIEVE SUSTAINED PROFITABILITY.

    Although the Company's operating results for the quarter ended September 30, 2000 marked the first profitable quarter in the Company's history, the Company incurred a net loss of $54.0 million for the year ended December 31, 2000 and a net loss of $10.8 million for the quarter ended March 31, 2001 and cannot guarantee future profitability. Among other things, the Company's ability to achieve sustained profitability will depend upon its ability to:

  •
  maintain its commercial manufacturing capability for probe arrays and consistently achieve acceptable yields from those capabilities;

  •
  develop products that are accurate and effective;

  •
  develop products that are protected from competition by others;

  •
  cost-effectively manufacture components of the GeneChip® system;

  •
  develop its marketing capabilities cost-effectively;

  •
  establish sales and distribution capabilities cost-effectively;

  •
  establish administrative capabilities and systems that cost-effectively support its business;

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

THE COMPANY MAY LOSE CUSTOMERS UNLESS IT IMPROVES ITS ABILITY TO MANUFACTURE ITS PRODUCTS AND ENSURE THEIR PROPER PERFORMANCE.

    The Company produces its GeneChip® and spotted array products in an innovative and complicated manufacturing process. It has experienced and may experience in the future significant variability in the manufacturing yield of its GeneChip products which has reduced, and may reduce in the future, its gross margins and harm its business. The Company has also experienced, and anticipates that it may continue to experience, difficulties in meeting customer collaborator and internal demand for some of its probe array products. If the Company cannot deliver products in a timely manner, it could lose customers or be required to delay introduction of new products, and demand for the Company's products could decline. Furthermore, if the Company cannot deliver products to its customers that consistently meet their performance expectations, demand for its products will decline. Because the Company has a limited manufacturing history, it does not fully understand all of the factors that affect its manufacturing processes. As a result, manufacturing and quality control problems have arisen in the past and may continue to arise as the Company attempts to increase the production rate at its manufacturing facilities. The Company may not be able to increase production rates at these facilities in a timely and cost-effective manner or at commercially reasonable costs.

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

    Currently, the Company's principal competition comes from existing DNA probe array and other technologies that are used to perform many of the same functions for which the Company markets its GeneChip® products. In order to compete against existing and newly developed technologies and maintain pricing and gross margins, the Company needs to successfully demonstrate to potential customers that its GeneChip products provide improved performance and capabilities at an acceptable price. A large number of publicly traded and privately held companies including Agilent Technologies, Inc., Corning, Inc., CuraGen, Inc., Gene Logic, Inc., General Scanning, Inc., Genome Solutions, Inc., Hitachi, Ltd., Illumina, Inc., Incyte Genomics, Inc./Synteni, Inc., Lynx Therapeutics, Inc., Motorola, Inc. and Sequenome, Inc. also are developing or have developed DNA probe based assays or other products and services, some of which may be competitive with the Company's.

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

    For example, in the first quarter of 2001 the Company discovered ambiguities in the UniGene U74 database build that was used in the design of the Murine Genome U74 Set of GeneChip® arrays. As a result, the Company has redesigned these arrays and has had discussions with its affected customers to address their individual needs and to offer certain replacement arrays to these customers. The Company has evaluated the financial impact of providing these replacement arrays and has taken a charge in the fourth quarter of 2000 of $1.8 million and has taken an additional charge of approximately $0.8 million in the first quarter of 2001. In addition, due to customer concern over the accuracy of the probe sequences on its arrays, sales of the Murine Genome U74 set of arrays as well as other products may be delayed or negatively impacted. The inability of the Company to timely deliver acceptable products would likely adversely affect the Company's relationship with its customers, and could have a material adverse effect on its business, financial condition and results of operations.

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

    Intellectual property rights are essential to the Company's business. The Company is engaged in significant litigation with its competitors regarding its intellectual property rights. The Company has filed patent infringement actions against Incyte Genomics and Synteni to enforce its U.S. Patent Nos. 5,445,934, 5,744,305, 5,800,992, 6,040,193 and 5,871,928. Incyte has filed patent infringement claims against the Company alleging infringement of certain of its patents and also has asserted various state law claims against the Company in the cases. Incyte and Synteni have also asserted that certain of Affymetrix' patents that are the subject of the litigation are not infringed, are invalid and are unenforceable. In addition, Hyseq has filed three patent infringement actions against the Company and the Company has filed suits against Hyseq to enforce its U.S. Patent Nos. 5,795,716, 5,744,305 and 5,800,992. On January 25, 2001, the U.S. District Court for the Northern District of California issued a Markman ruling interpreting the claims in certain of the U.S. patents that the Company has asserted in litigation against Incyte and Hyseq. Subsequently, Incyte filed a summary judgment motion asserting some of its products are not covered by some of the claims asserted by the Company. On May 2, 2001, the Court entered partial summary judgment that certain of Incyte's products do not infringe the '934 patent or certain claims of the '305 patent. On May 8, 2001, the Court determined that the term "substantially complementary," as used in two asserted claims of Affymetrix '992 patent, is indefinite within the meaning of the federal code provisions governing patent validity. The Special Master administering this case has recommended a trial date of January 16, 2002.

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

    All of these cases are pending and consume, and will continue to consume, substantial portions of the Company's financial and managerial resources. A loss of a significant litigation could prevent the Company from producing its current products or developing new ones and could also result in the payment of significant penalties and royalties, which could make it too costly to produce some or all of its products. For a complete discussion of the Company's legal proceedings, see Part II, Item 1. "Legal Proceedings."

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

    Key parts of the GeneChip® product line, such as the scanner, certain reagent kits and lithographic masks as well as certain raw materials used in the synthesis of probe arrays, are currently available only from a single source or limited sources. The Company relies on Agilent Technologies to manufacture its scanners and on Enzo Diagnostics, Inc. to manufacture key expression analysis reagents used with probe arrays and various labeling kits recommended for the processing of samples. Agilent has publicly announced its intention to commercialize its own DNA array technology. There can be no assurance that Agilent's commercial activity will not adversely impact the Company's sales and supply agreements. In addition, Agilent has a life sciences instrumentation business, providing it with an existing sales and support infrastructure. There can be no assurance that Agilent's commercial activities will not adversely impact the market potential for the Company or other genetic analysis technologies. In addition, components of the Company's manufacturing equipment and certain raw materials used in the synthesis of probe arrays are available from one of only a few suppliers. In the event that supplies from these vendors were delayed or interrupted for any reason, the Company would not be able to get manufacturing equipment, produce probe arrays, or sell scanners or other components for its GeneChip® product in a timely fashion or in sufficient quantities or under acceptable terms.

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

BECAUSE GLAXO WELLCOME AND FMR CORP. EACH OWN A SUBSTANTIAL PORTION OF THE COMPANY'S OUTSTANDING CAPITAL STOCK, GLAXO OR FMR MAY BE ABLE TO INFLUENCE THE OUTCOME OF STOCKHOLDER VOTES OR THE MARKET PRICE OF THE COMPANY'S STOCK.

    As of March 31, 2001, Glaxo Wellcome plc, ("Glaxo") and its affiliates beneficially own approximately 15% of the Company's outstanding common stock and FMR Corp. ("FMR") and its affiliates beneficially own approximately 11% of the Company's common stock. Accordingly, Glaxo or FMR may be able to exercise significant influence over the Company's business and over matters subject to stockholder votes, including votes concerning the election of directors, adoption of amendments to the Company's certificate of incorporation and bylaws and approval of mergers and other significant corporate transactions. Moreover, the Company's stock price may drop if Glaxo or FMR or any of their respective affiliates sells a significant amount of the Company's stock or if investors interpret any sale of the Company's stock by Glaxo or FMR or any of their respective affiliates as a sign of weakness in the Company's business.

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

THE MARKET PRICE OF THE COMPANY'S COMMON STOCK IS EXTREMELY VOLATILE, AND THE VALUE OF ITS COMMON STOCK MAY DECREASE SUDDENLY.

    For a number of reasons, the market price of the Company's common stock is extremely volatile, and the value of its common stock may be significantly less than the market value of that stock today. To demonstrate the volatility of the Company's stock price, during the twelve month period ending on March 31, 2001, the volume of its common stock traded on any given day has ranged from 271,000 to 11,548,500 shares, a 4,161% difference. Moreover, during that period, its common stock has traded as low as $26.69 per share and as high as $99.25 per share, a 272% difference. The market price of its common stock has changed as much as $19.36 per share in a single day and its stock price has changed more than $10 in a single day 10 times in the twelve month period ending March 31, 2001.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits:

Exhibit Number		Description of Document
3.1	(1)	Restated Certificate of Incorporation.
3.2	(2)	Bylaws.
3.3		Amendment No. 1 to the Bylaws dated as of April 25, 2001.
4.1	(3)	Rights Agreement dated October 15, 1998 between Affymetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent.
4.2	(4)	Indenture dated as of September 22, 1999, between Affymetrix, Inc. and The Bank of New York, as Trustee.
4.3	(5)	Amendment No. 1 to Rights Agreement, dated as of February 7, 2000, between Affymetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent.
4.4	(6)	Indenture, dated as of February 14, 2000 between Affymetrix, Inc. and The Bank of New York, as Trustee.
4.5	(7)	Registration Rights Agreement, dated as of February 14, 2000, between Affymetrix, Inc. and certain purchasers listed on the signature page thereto.
10.50		Amended and Restated 1996 Non-Employee Directors Stock Option Plan.

(1)
Incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K as filed on June 13, 2000 (File No. 000-28218).

(2)
Incorporated by reference to Appendix C to the Registrant's definitive proxy statement on Schedule 14A as filed on April 29, 1998 (File No. 000-28218).

(3)
Incorporated by reference to Exhibit 1 to the Registrant's Form 8-A as filed on October 16, 1998 (File No. 000-28218).

(4)
Incorporated by reference to Exhibit 4.2 to the Registrant's registration statement on Form S-4 as filed on October 14, 1999 (File No. 333-88987).

(5)
Incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-A/A as filed on March 29, 2000 (File No. 000-28218).

(6)
Incorporated by reference to Exhibit 4.4 to the Registrant's registration statement on Form S-3 as filed on May 11, 2000 (File No. 333-36790).

(7)
Incorporated by reference to Exhibit 4.3 filed with Registrant's registration statement on Form S-3 as filed on May 11, 2000 (File No. 333-36790).

(b)
Reports on Form 8-K.

    On January 12, 2001, the Company filed a Report on Form 8-K to report under Item 5 (Other Events) that the Board of Patent Appeals and Interferences of the United States Patent and Trademark Office issued a notice relating to the commencement of an interference proceeding between the Company and Oxford Gene Technology ("OGT").

    On January 12, 2001, the Company filed a Report on Form 8-K/A to report under Item 2 (Acquisition of Disposition of Assets), Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) and Item 7a (Financial Statements of Business Acquired) financial information relating to the Company's acquisition of Neomorphic, Inc.

    On March 7, 2001, the Company filed a Report on Form 8-K to report under Item 5 (Other Events) certain issues relating to the UniGene U74 database build that was used by the Company in the design of the Murine Genome U74 Set of GeneChip arrays.

    On March 26, 2001, the Company filed a Report on Form 8-K to report under Item 5 (Other Events) that the Company and OGT entered into a settlement agreement resolving existing litigation between the two companies.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 15, 2001	AFFYMETRIX, INC
	By:	/s/ GREGORY T. SCHIFFMAN
		Name:	Gregory T. Schiffman
		Title:	Vice President, Finance and Administration and Principal Accounting Officer

AFFYMETRIX, INC.

EXHIBIT INDEX
MARCH 31, 2001

Exhibit Number		Description of Document
3.1	(1)	Restated Certificate of Incorporation.
3.2	(2)	Bylaws.
3.3		Amendment No. 1 to the Bylaws dated as of April 25, 2001.
4.1	(3)	Rights Agreement dated October 15, 1998 between Affymetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent.
4.2	(4)	Indenture dated as of September 22, 1999, between Affymetrix, Inc. and The Bank of New York, as Trustee.
4.3	(5)	Amendment No. 1 to Rights Agreement, dated as of February 7, 2000, between Affymetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent.
4.4	(6)	Indenture, dated as of February 14, 2000 between Affymetrix, Inc. and The Bank of New York, as Trustee.
4.5	(7)	Registration Rights Agreement, dated as of February 14, 2000, between Affymetrix, Inc. and certain purchasers listed on the signature page thereto.
10.50		Amended and Restated 1996 Non-Employee Directors Stock Option Plan.

(1)
Incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K as filed on June 13, 2000 (File No. 000-28218).

(2)
Incorporated by reference to Appendix C to the Registrant's definitive proxy statement on Schedule 14A as filed on April 29, 1998 (File No. 000-28218).

(3)
Incorporated by reference to Exhibit 1 to the Registrant's Form 8-A as filed on October 16, 1998 (File No. 000-28218).

(4)
Incorporated by reference to Exhibit 4.2 to the Registrant's registration statement on Form S-4 as filed on October 14, 1999 (File No. 333-88987).

(5)
Incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-A/A as filed on March 29, 2000 (File No. 000-28218).

(6)
Incorporated by reference to Exhibit 4.4 to the Registrant's registration statement on Form S-3 as filed on May 11, 2000 (File No. 333-36790).

(7)
Incorporated by reference to Exhibit 4.3 filed with Registrant's registration statement on Form S-3 as filed on May 11, 2000 (File No. 333-36790).

QuickLinks

TABLE OF CONTENTS
PART 1. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K