Form 10-Q
period 2001-06-30
AFFYMETRIX INC
filed 2001-08-13
CIK 913077

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED JUNE 30, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File No. 0-28218

AFFYMETRIX, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0319159 (I.R.S. Employer Identification Number)
3380 Central Expressway, Santa Clara, California (Address of principal executive offices)	95051 (Zip Code)

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

Common Shares Outstanding on July 31, 2001:  57,836,990

AFFYMETRIX, INC.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

AFFYMETRIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	June 30, 2001	December 31, 2000
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$36,269	$7,263
Available-for-sale securities	335,752	428,767
Accounts receivable	47,207	53,104
Inventories	30,388	17,234
Prepaid expenses	7,412	2,157
Other current assets	352	367

Total current assets	457,380	508,892
Net property and equipment	67,857	56,245
Acquired technology rights	9,629	10,014
Goodwill and other intangible assets	23,764	26,788
Notes receivable from employees	2,517	2,113
Other assets	17,038	16,728

	$578,185	$620,780

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$40,353	$71,024
Deferred revenue	20,528	19,544
Current portion of capital lease obligation	—	22

Total current liabilities	60,881	90,590
Noncurrent portion of capital lease obligation	—	60
Obligation to Beckman Coulter, Inc	5,000	5,000
Convertible subordinated notes	375,000	375,000
Common stock purchase rights	3,000	3,000
Stockholders' equity:
Common stock	578	571
Additional paid-in-capital	347,292	341,541
Notes receivable from stockholders	(647)	(994)
Deferred stock compensation	(21,504)	(27,875)
Accumulated other comprehensive income	6,648	12,080
Accumulated deficit	(198,063)	(178,193)

Total stockholders' equity	134,304	147,130

	$578,185	$620,780

Note:  The balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date included in the Company's Form 10-K.

AFFYMETRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Revenue:
Product	$41,970	$40,182	$92,459	$76,855
Revenue from Perlegen Sciences, Inc. (Note 6)	2,865	—	2,865	—
Research	1,332	440	2,432	2,874
License fees and royalties	3,382	4,789	6,680	5,913

Total revenue	49,549	45,411	104,436	85,642
Costs and expenses:
Cost of product revenue	15,743	17,211	34,940	30,717
Cost of Perlegen Sciences, Inc. revenue (Note 6)	2,865	—	2,865	—
Research and development	16,466	12,952	35,809	25,160
Selling, general and administrative	21,988	23,050	46,532	42,801
Merger related costs	—	—	—	2,395
Amortization of deferred stock compensation	3,178	—	6,356	—
Amortization of purchased intangibles	1,565	—	3,138	—

Total costs and expenses	61,805	53,213	129,640	101,073

Loss from operations	(12,256)	(7,802)	(25,204)	(15,431)
Interest and other income, net	3,149	1,710	5,534	3,070

Loss before income taxes	(9,107)	(6,092)	(19,670)	(12,361)
Income tax provision	—	—	(200)	—

Net loss	$(9,107)	$(6,092)	$(19,870)	$(12,361)

Basic and diluted net loss per common share	$(0.16)	$(0.11)	$(0.35)	$(0.23)

Shares used in computing basic and diluted net loss per common share	57,340	54,989	57,168	54,326

See accompanying notes.

AFFYMETRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2001	2000
Cash flows from operating activities:
Net loss	$(19,870)	$(12,361)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,467	4,753
Amortization of intangible assets	3,409	382
Amortization of investment premiums	3,053	(410)
Amortization of deferred stock compensation	6,371	56
Accretion of interest on notes receivable from stockholders	(339)	—
Change in operating assets and liabilities:
Accounts receivable	5,897	(13,382)
Inventories	(13,154)	(4,219)
Other current assets	(5,240)	170
Other assets	(714)	(10,665)
Accounts payable and accrued liabilities	(30,671)	6,434
Deferred revenue	984	3,232

Net cash used in operating activities	(43,807)	(26,010)

Cash flows from investing activities:
Capital expenditures	(18,079)	(12,984)
Proceeds from the sale of available-for-sale securities	257,746	287,108
Proceeds from the maturities of available-for-sale securities	48,284	—
Purchases of available-for-sale securities	(221,500)	(405,197)
Purchases of technology rights	—	(1,850)

Net cash provided by/(used in) investing activities	66,451	(132,923)

Cash flows from financing activities:
Issuance of common stock	5,758	6,479
Issuance of convertible subordinated debt	—	225,000
Principal payments on capital lease obligations	(82)	(126)
Repayment of notes receivable from stockholders	686	150

Net cash provided by financing activities	6,362	231,503

Net increase in cash and cash equivalents	29,006	72,570
Cash and cash equivalents at beginning of period	7,263	12,677

Cash and cash equivalents at end of period	$36,269	$85,247

See accompanying notes.

AFFYMETRIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001

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

Revenue Recognition

    Product revenues include sales of GeneChip® instrumentation, Affymetrix 428 scanners and 417 arrayers, software and probe arrays as well as subscription fees earned under EasyAccess(TM) agreements. Instrumentation and probe array revenues are recognized when earned, which is generally upon shipment and transfer of title to the customer and fulfillment of any significant post-delivery obligations. Revenue from Perlegen Sciences, Inc. ("Perlegen") is recognized at cost upon shipment of the wafers and transfer of title to Perlegen. Software revenue is recognized upon completion of performance obligations, which is generally upon installation. Reserves are provided for anticipated warranty expenses at the time the associated revenue is recognized. Revenue related to extended warranty and software maintenance arrangements is deferred and recognized over the applicable periods. Revenue from subscription fees earned under EasyAccess agreements is recognized ratably over the term of the agreement subject to adjustments for anticipated reductions provided for in certain agreements for late delivery of probe arrays. Payments received in advance under these arrangements are recorded as deferred revenue until earned.

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

Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" ("SFAS 133") which provides a comprehensive and consistent standard for hedging activities and the accounting for derivatives. In June 1999, FASB issued Statement of Financial Accounting Standards No. 137, which defers the effective date of SFAS 133 to years beginning after June 15, 2000. The adoption of SFAS 133 did not have a material impact on the Company's results of operations or financial position.

    In June 2001, FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") which eliminates the pooling-of-interest method and provides a single-method approach, the purchase method, for the accounting for all business combinations, as well as new criteria for recognition of intangible assets. SFAS 141 is effective for all business combinations initiated after June 30, 2001. The adoption of SFAS 141 did not have a material impact on the Company's results of operations or financial position.

    In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which establishes new standards for goodwill and other intangible assets, including the elimination of goodwill amortization, to be replaced with periodic evaluation of goodwill for impairment. SFAS 142 is effective for fiscal years ending December 15, 2001 but any goodwill and intangible assets resulting from a business combination after July 1, 2001 will be accounted for under SFAS 142. Goodwill and intangible assets from business combinations before July 1, 2001 will continue to be amortized prior to the adoption of SFAS 142.

    The Company will adopt SFAS 142 on January 1, 2002. Upon the adoption of SFAS 142, the Company is required to evaluate its existing goodwill and intangible assets from business combinations completed before July 1, 2001 and make any necessary reclassifications in order to comply with the new criteria in SFAS 141 for recognition of intangible assets. The Company will then be required to reassess the useful lives of all intangible assets acquired in purchase business combinations, including those reclassified from goodwill, and make any necessary amortization adjustments by the end of the first interim period after adoption. To the extent that any intangible asset is identified as having an indefinite useful life, SFAS 142 requires the Company to test the intangible asset for impairment and recognize any impairment losses as a cumulative effect of change in accounting principle in the first interim period.

    After the identification and assessment of intangible assets discussed above, the Company is required, under SFAS 142, to identify reporting units and assign all related assets and liabilities and goodwill to the reporting units. The Company must then complete the two-step transitional goodwill impairment test. The first step, which must be completed within six months of adoption of SFAS 142, requires the Company to determine the fair value of each reporting units and compare it to the reporting unit's carrying amount. To the extent that a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company is required to complete step two of the transitional goodwill impairment test as soon as possible, but no later than December 31, 2002. Step two requires the Company to compare the implied fair value of the reporting unit to its carrying amount as of January 1, 2002. Any transitional impairment loss will be recognized as a cumulative change in accounting principle in the first interim period.

    At June 30, 2001, the Company has goodwill and total intangible assets of $33.4 million subject to SFAS 141 and SFAS 142. Amortization expense for goodwill and intangible assets amounted to $3.4 million for the six months ended June 30, 2001. Due to the extensive efforts needed to comply with the adoption of SFAS 141 and SFAS 142, it is not practical to reasonably estimate the impact of adoption of these statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as a cumulative effect of a change in accounting principle.

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

    Shares used in computing net loss per share is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Weighted-average shares outstanding	57,718	54,989	57,574	54,326
Less: Weighted-average shares of common stock subject to repurchase	(378)	—	(406)	—

Weighted average shares used in computing basic and diluted net loss per share	57,340	54,989	57,168	54,326

NOTE 2—CASH, CASH EQUIVALENTS AND AVAILABLE-FOR-SALE SECURITIES

    At June 30, 2001, cash equivalents and available-for-sale securities consisted of U.S. Government obligations, U.S. corporate debt securities and equity securities. The investments are carried at fair value with unrealized gains and losses reported in stockholders' equity.

NOTE 3—INVENTORIES

    Inventories consist of the following (in thousands):

	June 30, 2001	December 31, 2000
Raw materials	$7,811	$4,494
Work in process	791	931
Finished goods	21,786	11,809

Total	$30,388	$17,234

NOTE 4—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

    Accounts payable and accrued liabilities consist of the following (in thousands):

	June 30, 2001	December 31, 2000
Accounts payable	$12,054	$15,242
Accrued compensation and related liabilities	7,476	7,059
Accrued interest on convertible subordinated notes	5,880	5,971
Accrued sales and use tax	3,049	2,940
Accrued warranties	3,250	4,738
Accrued legal	2,744	8,153
Accrued royalties	5,219	6,003
Accrued legal settlement	—	18,587
Other	681	2,331

Total	$40,353	$71,024

NOTE 5—COMPREHENSIVE LOSS

    The components of comprehensive loss for the three and six months ended June 30, 2001 and 2000 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Net loss	$(9,107)	$(6,092)	$(19,870)	$(12,361)
Unrealized gain (loss) on equity investment	2,917	33,676	(6,387)	33,876
Unrealized gain (loss) on debt securities	(2,326)	1,584	955	(141)

Comprehensive gain (loss)	$(8,516)	$29,168	$(25,302)	$21,174

NOTE 6—PERLEGEN SCIENCES, INC.

    In 2000, Affymetrix formed a wholly-owned subsidiary called Perlegen Sciences, Inc. ("Perlegen"). From Perlegen's inception through March 30, 2001 the operating results of Perlegen were consolidated into the financial statements of Affymetrix. On March 30, 2001, Perlegen completed a private financing, with third party investors raising $100 million which reduced Affymetrix' ownership position in Perlegen to approximately 53%. Affymetrix and certain of its affiliates have placed a portion of their holdings (approximately 8%) into a voting trust, relinquishing certain voting rights and control such that Affymetrix will account for Perlegen's financial results using the equity method from the date of the financing. As the Company's investment in Perlegen has no basis for accounting purposes Affymetrix has not recorded its proportionate share of Perlegen's operating losses in its financial statements since the completion of Perlegen's financing. Pursuant to a supply agreement with Perlegen, in the quarter ended June 30, 2001, the Company sold whole wafers to Perlegen at the Company's fully burdened cost of manufacturing. Revenue and cost of revenue of $2.9 million are reflected in the accompanying condensed consolidated statements of operations.

NOTE 7—LEGAL PROCEEDINGS

Oxford Gene Technology Settlement

    On March 26, 2001, Affymetrix reported on Form 8-K that Affymetrix and Oxford Gene Technology, Ltd. ("OGT") entered into a settlement agreement on March 23, 2001 resolving all existing litigation between the two companies.

Hyseq, Inc. Litigation

    On March 3, 1997, Hyseq, Inc. ("Hyseq") filed a lawsuit in United States District Court for the Northern District of California (San Jose Division) alleging that Affymetrix' products infringe United States Patent Nos. 5,202,231 (the "'231 Patent"), and 5,525,464 (the "'464 Patent"). In addition, in December 1997, Hyseq filed a second action claiming that Affymetrix' products infringe a related patent, United States Patent 5,695,940 (the "'940 Patent"). On October 26, 1999, Hyseq filed a third action in United States District Court for the Northern District of California claiming that Affymetrix' products infringe a related patent, United States Patent No. 5,972,619 (the "'619 Patent"). The action also requests a declaration that Affymetrix' United States Patent No. 5,795,716 (the "'716 Patent") is invalid based on the '619 Patent. On November 2, 2000, Hyseq was granted permission to file a supplemental complaint in United States District Court for the Northern District of California alleging that Affymetrix' products infringe an additional related patent, United States Patent No. 6,018,041 (the "'041 Patent"). No trial date in these matters has been set.

    On October 26, 1999, the United States District Court for the Northern District of California issued a claims construction order interpreting various terms of the '231, '464, and '940 Patents. Following Hyseq's motion for reconsideration of that claims construction order, the United States District Court for the Northern District of California on July 28, 2000, issued a revised claims construction order interpreting various terms of the '231, '464 and '940 Patents. The parties have briefed claim construction issues on the '619 Patent, and a claims construction decision was issued by the court on March 20, 2001 regarding the '619 Patent. Claim construction rulings are a pre-trial proceeding that provide interpretations of specific language in claims of the relevant patents.

    The Hyseq actions seek damages based on the sale of Affymetrix' products and processes and seek to enjoin commercial activities relating to those products and processes. In addition to subjecting Affymetrix to potential liability for damages, these actions, and any other similar legal actions against Affymetrix, its collaborative partners, or its customers, could require Affymetrix, its collaborative partners, or its customers to obtain a license in order to continue to manufacture, market or use the affected products and processes. While Affymetrix believes that the Hyseq complaints are without merit, Affymetrix may not prevail in these actions and Affymetrix, its collaborative partners, or its customers may not prevail in other related actions. Moreover, in the event Affymetrix does not prevail in the Hyseq actions and Affymetrix, its partners or its customers are required to obtain a license to continue to manufacture, market or use the affected products and processes, Affymetrix, its partners or its customers may not be able to obtain such a license on commercially acceptable terms, if at all. Furthermore, Affymetrix has expended and is likely to continue to expend substantial financial and managerial resources in defending against the claims filed by Hyseq.

    On August 18, 1998, Affymetrix filed a lawsuit in United States District Court for the Northern District of California against Hyseq alleging infringement of the "'716 Patent", and United States Patent No. 5,744,305 (the "'305 Patent"). On September 1, 1998, Affymetrix added its United States Patent No. 5,800,992 (the "'992 Patent"), to the complaint of infringement against Hyseq. On November 23, 1998, Hyseq filed an answer to Affymetrix' complaint, alleging that Affymetrix' three asserted patents are invalid. On January 25, 2001, the United States District Court for the Northern District of California issued a claims construction order interpreting various terms of the '716, '305 and '992 Patents. On May 8, 2001, the Court determined that the term "substantially complementary," as used in claims 1 and 3 of the '992 Patent is indefinite within the meaning of the federal Patent Act. No trial dates have been set in these cases.

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

Incyte Pharmaceuticals and Synteni Litigation and Proceedings

    On January 6, 1998, Affymetrix filed a patent infringement action in the United States District Court for the District of Delaware alleging that certain of Incyte Genomics, Inc.'s ("Incyte") and Synteni, Inc.'s ("Synteni") products infringe United States Patent 5,445,934, (the "'934 Patent"). On September 1, 1998, Affymetrix filed a complaint against Incyte and Synteni in United States District Court for the District of Delaware alleging infringement of the '305 Patent and the '992 Patent. These actions were transferred to the United States District Court for the Northern District of California on November 18, 1998. The actions seek to enjoin commercial activities of Incyte and Synteni relating to Affymetrix' patents and, in regard to the '992 Patent, sought a preliminary injunction. Incyte and Synteni moved for summary judgment that certain claims of the '992 Patent were invalid. On May 4,

1999, the court denied Affymetrix' motion for preliminary injunction and denied Incyte and Synteni's motion for summary judgment.

    On April 17, 1998, Incyte filed a response and counterclaim, asserting that the '934 Patent is invalid and not infringed. On April 17, 1998, Incyte also filed a counterclaim alleging that a patent license agreement Affymetrix entered into in December 1997 with Molecular Dynamics interfered with an agreement between Incyte and Molecular Dynamics. In the counterclaim, Incyte alleges that the terms of Affymetrix' patent license to Molecular Dynamics prevented Molecular Dynamics from meeting its obligations to Incyte. Incyte seeks damages from Affymetrix. On September 21, 1998, Incyte and Synteni filed an answer asserting various defenses to the lawsuits in relation to the '992 Patent and the '305 Patent, and asserted several counterclaims, including a request for declaration of non-infringement and invalidity, an assertion of unfair competition, a request for a declaration that Synteni and Dari Shalon, who was a one-time employee of Synteni, have not misappropriated any of Affymetrix' trade secrets, a claim of tortious interference with Incyte's and Synteni's economic advantage, a claim of slander of title, and a claim of trade libel. On August 11, 2000, Incyte and Synteni asserted that the '934, '305 and '992 Patents are unenforceable.

    On April 2, 1999, the United States Patent and Trademark Office, or USPTO, notified Affymetrix that Stanford University presented claims that relate to substantially the same subject matter as certain claims from the '992 Patent and all of the claims of the '305 Patent. The Stanford application is alleged to be exclusively licensed to Incyte. The USPTO notified Affymetrix on April 2, 1999 that it had declared an interference proceeding relating to these patents and claims of patents. The USPTO conducted proceedings and determined on September 10, 1999 that Incyte and Synteni did not meet the burden of proof required to establish a case that the claims should be further evaluated in a full interference proceeding. Incyte and Synteni appealed this decision in the United States Court for the Northern District of California on November 8, 1999. On January 22, 2001, the United States District Court for the Northern District of California issued a claims construction order interpreting various terms of the '934, '305 and '992 Patents. On June 12, 2001, in response to Affymetrix' motion for reconsideration, the Court amended its construction of two terms in claim 4 of the '992 patent. On May 2, 2001, the Court entered partial summary judgment that certain of Incyte's products do not infringe the '934 Patent or certain claims of the '305 Patent. On May 8, 2001, the Court determined that the term "substantially complementary," as used in claims 1 and 3 of the '992 Patent, is indefinite within the meaning of the federal Patent Act. Trial in this case is scheduled for April 8, 2002.

    On August 17, 2000 Incyte filed a lawsuit against Affymetrix in the United States District Court for the Northern District of California, alleging infringement of U.S. Patent Nos. 5,716,785 and 5,891,636 and asserting various state law claims. On September 6, 2000, Affymetrix filed its answer in this lawsuit and also filed counterclaims against Incyte alleging infringement of Affymetrix' U.S. Patent Nos. 6,040,193 (the "'193 Patent") and 5,871,928 (the "'928 Patent"). In response to Affymetrix' counterclaims, Incyte has filed various state law counterclaims against Affymetrix and requests for declaration that the '193 and '928 patents are not infringed, are invalid and are unenforceable. No trial date has been set in this case.

    The Incyte patent claims seek damages based on the sale of Affymetrix' products and processes and seek to enjoin commercial activities relating to those products and processes. In addition to subjecting Affymetrix to potential liability for damages, these actions, and any other similar legal actions against Affymetrix, its collaborative partners, or its customers, could require Affymetrix, its collaborative partners, or its customers to obtain a license in order to continue to manufacture, market or use the affected products and processes. While Affymetrix believes that the Incyte complaints are without merit, Affymetrix may not prevail in these actions and Affymetrix, its collaborative partners, or its customers may not prevail in other related actions. Moreover, in the event Affymetrix does not prevail in the Incyte actions and Affymetrix, its partners or its customers are required to obtain a license to continue to manufacture, market or use the affected products and processes, Affymetrix, its partners or its customers may not be able to obtain such a license on commercially acceptable terms, if at all.

    Affymetrix believes that Incyte's claims and counterclaims are without merit. However, Affymetrix has expended and is likely to continue to expend substantial financial and managerial resources defending against these and any other claims filed by Incyte and Synteni and others. Affymetrix' failure to successfully enforce and protect its patent rights or defend against claims by Incyte, Synteni, or others could result in a material adverse effect on Affymetrix' business, financial condition and results of operations.

Applera Corporation Litigation

    On July 5, 2000, Applera Corporation, previously known as PE Corporation ("Applera"), filed a lawsuit in the United States District Court for the District of Delaware alleging that certain Affymetrix products infringe five Applera patents related to reagents that Affymetrix purchases from Applera licensed vendors. Applera served Affymetrix with the complaint on October 16, 2000 and on December 14, 2000 Affymetrix filed its response to the complaint and asserted various counterclaims against Applera. On January 25, 2001, Affymetrix filed a declaratory judgement action and various state law claims against Applera in the United States District Court for the Southern District of New York seeking, among other things, a declaration that Affymetrix has not infringed any of Applera's subject patents. On January 30, 2001, Affymetrix filed a motion in the Delaware court to dismiss Applera's claims for lack of subject matter jurisdiction. In response, Applera moved for leave to amend its Delaware complaint to correct the alleged jurisdictional defect. Affymetrix has opposed this motion to amend on grounds that the alleged jurisdictional defect could not be corrected to relate back to the filing of the complaint. On March 21, 2001, the District Court for the Southern District of New York held a hearing and stayed the New York action pending a ruling from the Delaware court on Affymetrix' motion to dismiss for lack of subject matter jurisdiction. No trial dates have been set in these actions.

    Affymetrix believes that Applera's claims are without merit. However, Affymetrix cannot be certain that it will prevail in these matters.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

    This Management's Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2001 and for the three and six month periods ended June 30, 2001 and 2000 should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

    The Company has incurred operating losses in each year since its inception, including a loss of approximately $9.1 million during the three months ended June 30, 2001 and, as of such date, had an accumulated deficit of approximately $198.1 million. The Company's losses have resulted principally from costs incurred in research and development and manufacturing and from selling, general and administrative costs associated with the Company's operations, including the costs of patent related litigation as well as non-cash charges from its acquisition activities. These costs have exceeded the Company's revenues and interest income, which to date have been generated principally from product sales, technology access and other license fees, royalties, collaborative research and development agreements, government research grants and from interest earned on cash and investment balances. The Company's ability to generate significant revenues and become profitable is dependent in large part on the ability of the Company and its collaborative partners to successfully develop, manufacture and commercialize products incorporating the Company's technologies, and on the ability of the Company to enter into additional supply, license and collaborative arrangements on satisfactory terms.

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

    The Company's operating results may also fluctuate significantly depending on other factors. Recent market factors, including business uncertainties affecting the pharmaceutical industry, sporadic ordering patterns from several large customers and declines in the spotted array marketplace have adversely affected the Company's operating results for the three months ended June 30, 2001 and may continue to have an adverse effect on its operating results in future periods. To maintain or gain market acceptance of the Company's products in the face of the introduction of new products by the Company's competitors, Affymetrix may have to reduce or discount the price of its products resulting in an adverse impact on revenues and gross margins. Other factors that may significantly impact the Company's operating results include: the outcome of on-going or future litigation; the cost of any additional licenses needed by the Company for freedom to operate; adoption of new technologies; the cost, quality and availability of reagents and components; regulatory actions; and third-party reimbursement policies.

Results of Operations

Three and Six Months Ended June 30, 2001 and 2000

    Product Revenue.  Product revenue was $42.0 million and $92.5 millions for the three and six months ended June 30, 2001, respectively, compared to $40.2 million and $76.9 million in the three and six months ended June 30, 2000. The increase in product revenue resulted from growth in the sales volume of GeneChip® probe arrays and additional placement of GeneChip® systems, offset by a decline in sales of 428 scanners and 417 arrayers. In the first quarter of 2001, the Company discovered ambiguities in the UniGene U74 database build that was used in the design of the Murine Genome U74 set of GeneChip® arrays. As a result, the Company redesigned these arrays and had discussions with its affected customers to address their individual needs. Based on these discussions, the Company offered certain replacement arrays to these customers. Approximately 80% of these replacement arrays were shipped during the second quarter of 2001 with the remaining 20% expected to be shipped during the third quarter of 2001.

    Revenue From Perlegen Sciences, Inc.  Revenue from Perlegen Sciences, Inc. ("Perlegen") was $2.9 million for the three and six months ended June 30, 2001. The Perlegen revenue resulted from the sales of wafers at cost to Perlegen, an affiliated company. There were no revenues from Perlegen for the corresponding periods of 2000.

    Research Revenue.  Research revenue includes custom probe array design fees, milestones, full-time-equivalent ("FTE") support and grant funding. Research revenue increased to $1.3 million for the three months ended June 30, 2001, compared to $0.4 million in the three months ended June 30, 2000 due primarily to the final billings under existing government grants. For the six months ended June 30, 2001, research revenue decreased to $2.4 million compared to $2.9 million for the same period last year. The decreased aggregate research revenue for the six months ended June 30, 2001 was primarily due to lower activity under government grants.

    License Fees and Royalty Revenues.  License fees and royalty revenues decreased to $3.4 million for the three months ended June 30, 2001, compared to $4.8 million in the three months ended June 30, 2000 primarily due to lower license fee activity in the three months ended June 30, 2001. For the six months ended June 30, 2001 license fees and royalty revenue increased to $6.7 million compared to $5.9 million for the same period last year. The increase was attributed primarily to the increase in license agreements. Licenses permit the licensees to utilize the Company's intellectual property on a non-exclusive basis over specified periods for either internal research and development, or in some cases, for commercialization of products. The Company generally has no continuing obligations under these agreements.

    Cost of Product Revenues and Gross Margins.  Cost of product revenue excluding Perlegen decreased to $15.7 million and increased to $34.9 million for the three and six months ended June 30, 2001, respectively, compared to $17.2 million and $30.7 million in the three and six months ended June 30, 2000. The decrease in the quarter ended June 30, 2001 was primarily due to favorable product mix and favorable production variances. The increase in cost of product revenues for the six months ended June 30, 2001 resulted principally from the growth in product sales. Principal factors that favorably impacted gross margins included improved manufacturing yields for GeneChip® probe arrays, increased production volumes of probe arrays and changes in product sales mix offset by an unanticipated warranty expense arising from the replacement of Murine Genome U74 sets of arrays that contained incorrect probe sequences. Specifically, in the first quarter of 2001, the Company recorded an incremental warranty expense of $0.8 million to cover costs associated with the replacement of Murine Genome U74 sets of arrays sold in the first quarter of 2001. The charges recorded in the first quarter of 2001 were based upon estimates of the number of replacement arrays and other compensation deemed necessary to maintain appropriate customer satisfaction. The replacement of the Murine Genome U74 sets of arrays did not have any material impact on cost of goods sold in the second quarter of 2001. The Company began shipping the replacement arrays in April 2001 and will complete the replacement shipments in the third quarter of 2001.

    Research and Development Expenses.  Research and development expenses, which primarily consist of research, product development and manufacturing process improvement, increased to $16.5 million and $35.8 million for the three and six months ended June 30, 2001, respectively, compared to $12.9 million and $25.2 million in the three and six months ended June 30, 2000. The increase in research and development expenses was attributable primarily to the hiring of additional research and development personnel, including headcount associated with the continued support for Perlegen through the end of the first quarter of 2001. Given the completion of the private financing of Perlegen on March 30, 2001, Affymetrix accounts for Perlegen's financial results using the equity method for the quarter beginning April 1, 2001. As the Company's investment in Perlegen has no basis for accounting purposes, the Company does not record its proportionate share of Perlegen's losses in its financial statements. Affymetrix recorded $4.5 million in research and development expenses associated with Perlegen in the first quarter of 2001.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased to $22.0 million and increased to $46.5 million for the three and six months ended June 30, 2001, respectively, compared to $23.0 million and $42.8 million in the three and six months ended June 30, 2000. The decrease in selling, general and administrative expenses for the three months ended June 30, 2001, resulted primarily from reduced legal fees as a result of the Company's settlement of the OGT lawsuit. The increase in selling, general and administrative expenses for the six months ended June 30, 2001 resulted primarily from the Company's expansion of commercial activities and ongoing legal costs arising from patent litigation. On March 23, 2001, the Company and OGT entered into a settlement agreement resolving existing litigation between the two companies. The Company recorded an additional charge of $1.9 million in the quarter ended March 31, 2001 as a result of a fee arrangement entered into with the Company's legal counsel. Selling, general and administrative expenses are expected to continue to increase as the Company expands sales, marketing, and technical support functions, increases headcount in management and administrative functions, prosecutes and defends its intellectual property position and defends against claims made by third parties in ongoing litigation. In particular, the Company expects legal costs to vary substantially as the intensity of legal activity changes in on-going patent litigation with Hyseq, Inc., Incyte Genomics, Inc./Synteni and

Applera Corporation. Depending on the outcome of these lawsuits the Company may be entitled to damages or may be obligated to pay damages. There can be no assurance that Company has adequately estimated its potential damages exposure.

    Amortization Deferred Stock Compensation and Purchased Intangibles.  During the six months ended June 30, 2001, the Company incurred charges of $6.4 million for amortization of deferred stock compensation and $3.1 million of amortization of purchased intangibles related to the acquisition of Neomorphic, Inc. The Company expects amortization of deferred stock compensation and purchased intangibles related to the Neomorphic acquisition to total approximately $19.0 million in 2001. Amortization of goodwill related to the acquisition of Neomorphic will cease in 2002 as a result of the adoption of SFAS 142 "Goodwill and Other Intangible Assets."

    Interest and Other Income, Net.  Net interest and other income increased to $3.1 million and $5.5 million for the three and six months ended June 30, 2001, respectively, compared to $1.7 million and $3.1 million in the three and six months ended June 30, 2000 due to higher investment balances from the sale of convertible subordinated notes as well as the realization of $1.5 million in gains within the investment portfolio during the second quarter of 2001.

    Income Tax Provision.  The provision for tax of approximately $0.2 million consists of current taxes accrued on the profits attributable to the Company's foreign operations for the first quarter of 2001. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Given the Company's history of operating losses, no deferred tax assets have been recognized to date.

Liquidity and Capital Resources

    As of June 30, 2001, the Company had cash, cash equivalents and available-for-sale securities of $372.0 million compared to $419.6 million at June 30, 2000. The decrease is primarily attributable to cash used to settle the Oxford Gene Technology (OGT) lawsuit and fund the Company's operating loss and capital expenditures.

    Net cash used in operating activities was $43.8 million for the six months ended June 30, 2001, as compared to $26.0 million for the six months ended June 30, 2000. The increase in net cash used in operating activities resulted primarily from a decrease in accounts payable and accrued liabilities, including the payable to OGT, and inventories and an increase in other current assets, offset by a decrease in accounts receivable.

    The Company's investing activities, other than purchases, sales and maturities of available-for-sale securities, consisted of capital expenditures, which totaled $18.1 million for the six months ended June 30, 2001, as compared to $13.0 million for the six months ended June 30, 2000. The increase in capital expenditures during the six months ended June 30, 2001 related primarily to improvements to office and administrative facilities in Sunnyvale, California as well as manufacturing improvements in our facility in Sacramento, California and the relocation of the manufacturing facility in Woburn, Massachusetts to Bedford, Massachusetts. The Company expects to continue to expand its manufacturing and other operating facilities over the next few years.

    Financing activities for the six months ended June 30, 2001 consisted primarily of net proceeds of $5.8 million from the exercise of employee stock options. This compares to net proceeds of $231.5 million for the six months ended June 30, 2000 which was primarily the result of a private placement of 4.75% Notes in February 2000.

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

    The table below presents the principal amounts and weighted-average interest rates by year of maturity for the Company's investment portfolio and convertible debt:

	2001	2002	2003	2004	2005	Thereafter	Total	Fair Value at June 30, 2001
	(Dollar amounts in thousands)
ASSETS:
Available-for-sale debt securities	$68,301	$103,159	$139,975	$8,000	$—	$—	$319,435	$328,057
Average interest rate	6.1%	6.6%	5.4%	5.1%
LIABILITIES:
5% convertible subordinated notes due 2006	$—	$—	$—	$—	$—	$150,000	$150,000	$107,820
Average interest rate						5.0%
4.75% convertible subordinated notes due 2007	$—	$—	$—	$—	$—	$225,000	$225,000	$142,313
Average interest rate						4.75%

    The Company is exposed to equity price risks on the marketable portion of equity securities in its portfolio of investments entered into to further its business and strategic objectives. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. A 20% adverse change in equity prices would result in a decrease of approximately $1.5 million in the Company's available-for-sale securities based on the Company's position at June 30, 2001. However, actual results may differ materially.

    The Company derives a portion of its revenues in foreign currencies, predominantly in Europe. The Company also has subsidiaries in Europe, for which activities to date have been insignificant. Due to the relatively low volume of transactions from these two sources, the Company does not believe that it has significant exposure to foreign currency exchange rate risks. The Company currently does not use derivative financial instruments to mitigate this exposure.

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

Oxford Gene Technology Settlement

    On March 26, 2001, Affymetrix reported on Form 8-K that Affymetrix and Oxford Gene Technology, Ltd. ("OGT") entered into a settlement agreement on March 23, 2001 resolving all existing litigation between the two companies.

Hyseq, Inc. Litigation

    On March 3, 1997, Hyseq, Inc. ("Hyseq") filed a lawsuit in United States District Court for the Northern District of California (San Jose Division) alleging that Affymetrix' products infringe United States Patent Nos. 5,202,231 (the "'231 Patent"), and 5,525,464 (the "'464 Patent"). In addition, in December 1997, Hyseq filed a second action claiming that Affymetrix' products infringe a related patent, United States Patent 5,695,940 (the "'940 Patent"). On October 26, 1999, Hyseq filed a third action in United States District Court for the Northern District of California claiming that Affymetrix' products infringe a related patent, United States Patent No. 5,972,619 (the "'619 Patent"). The action also requests a declaration that Affymetrix' United States Patent No. 5,795,716 (the "'716 Patent") is invalid based on the '619 Patent. On November 2, 2000, Hyseq was granted permission to file a supplemental complaint in United States District Court for the Northern District of California alleging that Affymetrix' products infringe an additional related patent, United States Patent No. 6,018,041 (the "'041 Patent"). No trial date in these matters has been set.

    On October 26, 1999, the United States District Court for the Northern District of California issued a claims construction order interpreting various terms of the '231, '464, and '940 Patents. Following Hyseq's motion for reconsideration of that claims construction order, the United States District Court for the Northern District of California on July 28, 2000, issued a revised claims construction order interpreting various terms of the '231, '464 and '940 Patents. The parties have briefed claim construction issues on the '619 Patent, and a claims construction decision was issued by the court on March 20, 2001 regarding the '619 Patent. Claim construction rulings are a pre-trial proceeding that provide interpretations of specific language in claims of the relevant patents.

    The Hyseq actions seek damages based on the sale of Affymetrix' products and processes and seek to enjoin commercial activities relating to those products and processes. In addition to subjecting Affymetrix to potential liability for damages, these actions, and any other similar legal actions against Affymetrix, its collaborative partners, or its customers, could require Affymetrix, its collaborative partners, or its customers to obtain a license in order to continue to manufacture, market or use the affected products and processes. While Affymetrix believes that the Hyseq complaints are without merit, Affymetrix may not prevail in these actions and Affymetrix, its collaborative partners, or its customers may not prevail in other related actions. Moreover, in the event Affymetrix does not prevail in the Hyseq actions and Affymetrix, its partners or its customers are required to obtain a license to continue to manufacture, market or use the affected products and processes, Affymetrix, its partners or its customers may not be able to obtain such a license on commercially acceptable terms, if at all. Furthermore, Affymetrix has expended and is likely to continue to expend substantial financial and managerial resources in defending against the claims filed by Hyseq.

    On August 18, 1998, Affymetrix filed a lawsuit in United States District Court for the Northern District of California against Hyseq alleging infringement of the "'716 Patent", and United States Patent No. 5,744,305 (the "'305 Patent"). On September 1, 1998, Affymetrix added its United States Patent No. 5,800,992 (the "'992 Patent"), to the complaint of infringement against Hyseq. On November 23, 1998, Hyseq filed an answer to Affymetrix' complaint, alleging that Affymetrix' three asserted patents are invalid. On January 25, 2001, the United States District Court for the Northern District of California issued a claims construction order interpreting various terms of the '716, '305 and '992 Patents. On May 8, 2001, the Court determined that the term "substantially complementary," as used in claims 1 and 3 of the '992 Patent is indefinite within the meaning of the federal Patent Act. No trial dates have been set in these cases.

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

Incyte Pharmaceuticals and Synteni Litigation and Proceedings

    On January 6, 1998, Affymetrix filed a patent infringement action in the United States District Court for the District of Delaware alleging that certain of Incyte Genomics, Inc.'s ("Incyte") and Synteni, Inc.'s ("Synteni") products infringe United States Patent 5,445,934, (the '934 Patent"). On September 1, 1998, Affymetrix filed a complaint against Incyte and Synteni in United States District Court for the District of Delaware alleging infringement of the '305 Patent and the '992 Patent. These actions were transferred to the United States District Court for the Northern District of California on November 18, 1998. The actions seek to enjoin commercial activities of Incyte and Synteni relating to Affymetrix' patents and, in regard to the '992 Patent, sought a preliminary injunction. Incyte and Synteni moved for summary judgment that certain claims of the '992 Patent were invalid. On May 4, 1999, the court denied Affymetrix' motion for preliminary injunction and denied Incyte and Synteni's motion for summary judgment.

    On April 17, 1998, Incyte filed a response and counterclaim, asserting that the '934 Patent is invalid and not infringed. On April 17, 1998, Incyte also filed a counterclaim alleging that a patent license agreement Affymetrix entered into in December 1997 with Molecular Dynamics interfered with an agreement between Incyte and Molecular Dynamics. In the counterclaim, Incyte alleges that the terms of Affymetrix' patent license to Molecular Dynamics prevented Molecular Dynamics from meeting its obligations to Incyte. Incyte seeks damages from Affymetrix. On September 21, 1998, Incyte and Synteni filed an answer asserting various defenses to the lawsuits in relation to the '992 Patent and the '305 Patent, and asserted several counterclaims, including a request for declaration of non-infringement and invalidity, an assertion of unfair competition, a request for a declaration that Synteni and Dari Shalon, who was a one-time employee of Synteni, have not misappropriated any of Affymetrix' trade secrets, a claim of tortious interference with Incyte's and Synteni's economic advantage, a claim of slander of title, and a claim of trade libel. On August 11, 2000, Incyte and Synteni asserted that the '934, '305 and '992 Patents are unenforceable.

    On April 2, 1999, the United States Patent and Trademark Office, or USPTO, notified Affymetrix that Stanford University presented claims that relate to substantially the same subject matter as certain claims from the '992 Patent and all of the claims of the '305 Patent. The Stanford application is alleged to be exclusively licensed to Incyte. The USPTO notified Affymetrix on April 2, 1999 that it had declared an interference proceeding relating to these patents and claims of patents. The USPTO conducted proceedings and determined on September 10, 1999 that Incyte and Synteni did not meet the burden of proof required to establish a case that the claims should be further evaluated in a full interference proceeding. Incyte and Synteni appealed this decision in the United States Court for the Northern District of California on November 8, 1999. On January 22, 2001, the United States District Court for the Northern District of California issued a claims construction order interpreting various terms of the '934, '305 and '992 Patents. On June 12, 2001, in response to Affymetrix' motion for reconsideration, the Court amended its construction of two terms in claim 4 of the '992 patent. On May 2, 2001, the Court entered partial summary judgment that certain of Incyte's products do not infringe the '934 Patent or certain claims of the '305 Patent. On May 8, 2001, the Court determined that the term "substantially complementary," as used in claims 1 and 3 of the '992 Patent, is indefinite within the meaning of the federal Patent Act. Trial in this case is scheduled for April 8, 2002.

    On August 17, 2000 Incyte filed a lawsuit against Affymetrix in the United States District Court for the Northern District of California, alleging infringement of U.S. Patent Nos. 5,716,785 and 5,891,636 and asserting various state law claims. On September 6, 2000, Affymetrix filed its answer in this lawsuit and also filed counterclaims against Incyte alleging infringement of Affymetrix' U.S. Patent Nos. 6,040,193 (the "'193 Patent") and 5,871,928 (the "'928 Patent"). In response to Affymetrix' counterclaims, Incyte has filed various state law counterclaims against Affymetrix and requests for declaration that the '193 and '928 patents are not infringed, are invalid and are unenforceable. No trial date has been set in this case.

    The Incyte patent claims seek damages based on the sale of Affymetrix' products and processes and seek to enjoin commercial activities relating to those products and processes. In addition to subjecting Affymetrix to potential liability for damages, these actions, and any other similar legal actions against Affymetrix, its collaborative partners, or its customers, could require Affymetrix, its collaborative partners, or its customers to obtain a license in order to continue to manufacture, market or use the affected products and processes. While Affymetrix believes that the Incyte complaints are without merit, Affymetrix may not prevail in these actions and Affymetrix, its collaborative partners, or its customers may not prevail in other related actions. Moreover, in the event Affymetrix does not prevail in the Incyte actions and Affymetrix, its partners or its customers are required to obtain a license to continue to manufacture, market or use the affected products and processes, Affymetrix, its partners or its customers may not be able to obtain such a license on commercially acceptable terms, if at all.

    Affymetrix believes that Incyte's claims and counterclaims are without merit. However, Affymetrix has expended and is likely to continue to expend substantial financial and managerial resources defending against these and any other claims filed by Incyte and Synteni and others. Affymetrix' failure to successfully enforce and protect its patent rights or defend against claims by Incyte, Synteni, or others could result in a material adverse effect on Affymetrix' business, financial condition and results of operations.

Applera Corporation Litigation

    On July 5, 2000, Applera Corporation, previously known as PE Corporation ("Applera"), filed a lawsuit in the United States District Court for the District of Delaware alleging that certain Affymetrix products infringe five Applera patents related to reagents that Affymetrix purchases from Applera licensed vendors. Applera served Affymetrix with the complaint on October 16, 2000 and on December 14, 2000 Affymetrix filed its response to the complaint and asserted various counterclaims against Applera. On January 25, 2001, Affymetrix filed a declaratory judgement action and various state law claims against Applera in the United States District Court for the Southern District of New York seeking, among other things, a declaration that Affymetrix has not infringed any of Applera's subject patents. On January 30, 2001, Affymetrix filed a motion in the Delaware court to dismiss Applera's claims for lack of subject matter jurisdiction. In response, Applera moved for leave to amend its Delaware complaint to correct the alleged jurisdictional defect. Affymetrix has opposed this motion to amend on grounds that the alleged jurisdictional defect could not be corrected to relate back to the filing of the complaint. On March 21, 2001, the District Court for the Southern District of New York held a hearing and stayed the New York action pending a ruling from the Delaware court on Affymetrix' motion to dismiss for lack of subject matter jurisdiction. No trial dates have been set in these actions.

    Affymetrix believes that Applera's claims are without merit. However, Affymetrix cannot be certain that it will prevail in these matters.

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

    Further, in the United States, it is expected that third parties will continue to "copy" the claims of Affymetrix' patents in order to provoke interferences in the United States Patent and Trademark Office. These proceedings could result in Affymetrix' patent protection being significantly modified or reduced, and could result in significant costs and consume substantial managerial resources.

Item 4.  Submission of Matters to a Vote of Security Holders

    (a) Date of Meeting

    The Annual Meeting of the Stockholders of Affymetrix, Inc. was held on June 7, 2001.

    (b) and (c) Name of Each Director Elected at the Meeting and Description of Each Matter Voted on and Number of Votes Cast

		For	Against	Withheld
1.	To elect directors to serve until the next annual meeting of stockholders or until their successors are elected.
	Stephen P.A. Fodor, Ph.D	44,262,658	0	3,380,415
	Susan E. Seigel	46,741,569	0	901,504
	Paul Berg, Ph.D	46,676,617	0	966,456
	John D. Diekman, Ph.D	44,181,935	0	1,461,138
	Vernon R. Loucks, Jr	44,741,324	0	901,749
	David B. Singer	46,741,294	0	901,779
	John A. Young	46,741,569	0	901,504
		For	Against	Abstain	Broker Non-Votes
2.	To ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 2001	47,574,109	31,762	37,202	0

Item 5.  Other Information

Management Changes

    As previously disclosed in a press release issued by the Company on July 25, 2001, effective August 10, 2001, Gregory T. Schiffman was promoted to Vice President and Chief Financial Officer of the Company from his previous position of Vice President, Finance and Administration and Principal Accounting Officer. Mr. Schiffman's appointment as Chief Financial Officer replaced Edward M. Hurwitz who assumed a new role with the Company as Senior Vice President, Corporate Strategy and New Ventures effective August 10, 2001.

Risk Factors

    An investment in the Company's common stock involves a high degree of risk. The reader should carefully consider the risks described below before making an investment decision.

The Company has a history of operating losses and may incur future losses.

    The Company has experienced significant operating losses each year since its inception. For example, it experienced net losses of approximately $26.8 million in 1998, $25.5 million in 1999 and $54.0 million in 2000. It had an accumulated deficit of approximately $178.2 million as of December 31, 2000 and approximately $198.1 million as of June 30, 2001. Its losses have resulted principally from costs incurred in research and development and from general and administrative costs associated with its operations. Historically, these costs have exceeded revenues and interest income, which, to date, have been generated principally from product sales and technology access fees, license fees and royalties, collaborative research and development agreements, government research grants and cash and investment balances.

The Company has had only one quarter of profitability and may never achieve sustained profitability.

    Although the Company's operating results for the quarter ended September 30, 2000 marked the first profitable quarter in the Company's history, the Company incurred a net loss of $54.0 million for the year ended December 31, 2000 and a net loss of $9.1 million for the quarter ended June 30, 2001 and cannot guarantee future profitability. Among other things, the Company's ability to achieve sustained profitability will depend upon its ability to:

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

    The Company expects that its customers' supply requirements and orders will depend, among other things, on the frequency of experiments conducted by them, their inventory of GeneChip® and spotted array products and their expectations as to how long it will take for the Company to fill future orders. In addition, the Company expects that from time to time it will receive relatively large orders with short lead times. As a result, its revenues and operating results may fluctuate significantly from period to period due in part to factors that are outside of its control and which it cannot predict.

The Company's operating results may be negatively impacted in the event of a downturn in the global economic climate or uncertainties or specific factors affecting the industries into which we sell our products.

    The revenue growth and profitability of our business depends on the overall demand for our products which can be negatively impacted by general economic conditions affecting the industries into which we sell our products. Weakness in the global economy and challenging market conditions has resulted, and may continue to result, in softening demand for our products. As a consequence, our revenues and earnings may decrease and we may be required to incur charges in connection with inventory writedowns. In addition, industry specific factors in the pharmaceutical industry, such as consolidation trends, have impacted, and may continue to impact purchasing decisions by pharmaceutical companies for our products. This and other industry specific factors in the pharmaceutical industry could significantly reduce demand for our products, and harm our business, operating results, financial condition and prospects.

The Company may lose customers unless it improves its ability to manufacture its products and ensure their proper performance.

    The Company produces its GeneChip® and spotted array products in an innovative and complicated manufacturing process. It has experienced and may experience in the future significant variability in the manufacturing yield of its GeneChip® products which has reduced, and may reduce in the future, its gross margins and harm its business. The Company has also experienced, and anticipates that it may again experience, difficulties in meeting customer collaborator and internal demand for some of its probe array products. If the Company cannot deliver products in a timely manner, it could lose customers or be required to delay introduction of new products, and demand for the Company's products could decline. Furthermore, if the Company cannot deliver products to its customers that consistently meet their performance expectations, demand for its products will decline. Because the Company has a limited manufacturing history, it does not fully understand all of the factors that affect its manufacturing processes. As a result, manufacturing and quality control problems have arisen in the past and may arise again as the Company attempts to increase the production rate at its manufacturing facilities. The Company may not be able to increase production rates at these facilities in a timely and cost-effective manner or at commercially reasonable costs.

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

    Currently, the Company's principal competition comes from existing DNA probe array and other technologies that are used to perform many of the same functions for which the Company markets its GeneChip® products. In order to compete against existing and newly developed technologies and maintain pricing and gross margins, the Company needs to successfully demonstrate to potential customers that its GeneChip® products provide improved performance and capabilities at an acceptable price. A large number of publicly traded and privately held companies including Agilent Technologies, Inc., Corning, Inc., CuraGen, Inc., Gene Logic, Inc., General Scanning, Inc., Genome Solutions, Inc., Hitachi, Ltd., Illumina, Inc., Incyte Genomics, Inc./Synteni, Inc., Lynx Therapeutics, Inc., Motorola, Inc. and Sequenome, Inc. also are developing or have developed DNA probe based assays or other products and services, some of which may be competitive with the Company's.

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

    Intellectual property rights are essential to the Company's business. The Company is engaged in significant litigation with its competitors regarding its intellectual property rights. The Company has filed patent infringement actions against Incyte Genomics and Synteni to enforce its U.S. Patent Nos. 5,445,934, 5,744,305, 5,800,992, 6,040,193 and 5,871,928. Incyte has filed patent infringement claims against the Company alleging infringement of certain of its patents and also has asserted various state law claims against the Company in the cases. Incyte and Synteni have also asserted that certain of Affymetrix' patents that are the subject of the litigation are not infringed, are invalid and are unenforceable. In addition, Hyseq has filed three patent infringement actions against the Company and the Company has filed suits against Hyseq to enforce its U.S. Patent Nos. 5,795,716, 5,744,305 and 5,800,992. On January 22, 2001, the U.S. District Court for the Northern District of California issued a Markman ruling interpreting the claims in certain of the U.S. patents that the Company has asserted in litigation against Incyte and Hyseq. Subsequently, Incyte filed a summary judgment motion asserting some of its products are not covered by some of the claims asserted by the Company. On May 2, 2001, the Court entered partial summary judgment that certain of Incyte's products do not infringe the "934 patent or certain claims of the "305 patent. On May 8, 2001, the Court determined that the term "substantially complementary," as used in claims 1 and 3 of the Affymetrix "992 patent, is indefinite within the meaning of the federal Patent Act. The Special Master administering this case has recommended a trial date of April 8, 2002.

    On January 30, 2001, the USPTO issued to Affymetrix a Notice Declaring Interference and has ordered the commencement of an interference proceeding between Affymetrix and Hyseq involving certain claims of Affymetrix' "716 Patent, and certain claims of Hyseq's patent application.

    In addition, on July 5, 2000, Applera Corporation ("Applera") filed a patent infringement action against the Company alleging that certain Affymetrix products infringe five patents related to reagents that Affymetrix purchases from Applera licensed vendors.

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

    Several of the Company's facilities, including key manufacturing sites, are located in the state of California, which has recently experienced an energy crisis. The Company may in the future experience increased electricity prices, power shortages and rolling blackouts. Although the Company maintains backup generators to supply electricity for key operations, it cannot provide any assurances that such generators will be sufficient to provide adequate power to the Company, if any, in the event of a blackout. If blackouts interrupt the Company's power supply, the Company may be temporarily unable to continue operations at its California facilities. Any such interruption in the Company's ability to continue operations at it facilities could delay its ability to develop or provide its products, which could result in lost revenue and seriously harm its business, financial condition and results of operations. The Company cannot be sure that the insurance it maintains against general business interruptions will be adequate to cover its losses in this particular case, if at all.

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

    As of June 30, 2001, Glaxo Wellcome plc, ("Glaxo") and its affiliates beneficially own approximately 13% of the Company's outstanding common stock. Accordingly, Glaxo may be able to exercise influence over the Company's business and over matters subject to stockholder votes, including votes concerning the election of directors, adoption of amendments to the Company's certificate of incorporation and bylaws and approval of mergers and other significant corporate transactions. Moreover, the Company's stock price may drop if Glaxo or any of its affiliates sells a significant amount of the Company's stock or if investors interpret any sale of the Company's stock by Glaxo or any of its affiliates as a sign of weakness in the Company's business.

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

    For a number of reasons, the market price of the Company's common stock is extremely volatile, and the value of its common stock may be significantly less than the market value of that stock today. To demonstrate the volatility of the Company's stock price, during the twelve month period ending on June 30, 2001, the volume of its common stock traded on any given day has ranged from 271,000 to 15,480,900 shares, a 5,613% difference. Moreover, during that period, its common stock has traded as low as $20.25 per share and as high as $98.59 per share, a 387% difference. Based on the reported high and low prices, the market price of the Company's common stock has changed as much as $15.38 per share in a single day and its market price has changed more than $10 per share 10 times in a single day during the twelve month period ending June 30, 2001.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)
Exhibits:

Exhibit Number		Description of Document
3.1	(1)	Restated Certificate of Incorporation.
3.2	(2)	Bylaws.
3.3	(3)	Amendment No. 1 to the Bylaws dated as of April 25, 2001.
4.1	(4)	Rights Agreement dated October 15, 1998 between Affymetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent.
4.2	(5)	Indenture dated as of September 22, 1999, between Affymetrix, Inc. and The Bank of New York, as Trustee.
4.3	(6)	Amendment No. 1 to Rights Agreement, dated as of February 7, 2000, between Affymetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent.
4.4	(7)	Indenture, dated as of February 14, 2000 between Affymetrix, Inc. and The Bank of New York, as Trustee.
4.5	(8)	Registration Rights Agreement, dated as of February 14, 2000, between Affymetrix, Inc. and certain purchasers listed on the signature page thereto.
10.51		Amended and Restated 2000 Equity Incentive Plan.

(1)
Incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K as filed on June 13, 2000 (File No. 000-28218).

(2)
Incorporated by reference to Appendix C to the Registrant's definitive proxy statement on Schedule 14A as filed on April 29, 1998 (File No. 000-28218).

(3)
Incorporated by reference to Exhibit 3.3 to the Registrant's Form 10-Q as filed on May 15, 2001 (File No. 000-28218).

(4)
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

(7)
Incorporated by reference to Exhibit 4.4 to the Registrant's registration statement on Form S-3 as filed on May 11, 2000 (File No. 333-36790).

(8)
Incorporated by reference to Exhibit 4.3 filed with Registrant's registration statement on Form S-3 as filed on May 11, 2000 (File No. 333-36790).

(b)
Reports on Form 8-K.

    On April 3, 2001, the Company filed a Report on Form 8-K to report under Item 5 (Other Events) that the Company and Perlegen Sciences, Inc. completed a series of intercompany agreements in connection with the consummation of Perlegen's Series B Preferred Stock private placement round of equity financing to third-party outside investors.

    On June 11, 2001, the Company filed a Report on Form 8-K to report under Item 5 (Other Events) and Item 9 (Regulation FD Disclosure) that the Company announced that it expected lower than anticipated revenues and earnings for the second quarter of 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 13, 2001	AFFYMETRIX, INC.
	By:	/s/ GREGORY T. SCHIFFMAN
	Name:	Gregory T. Schiffman
	Title:	Vice President and Chief Financial Officer

AFFYMETRIX, INC.

EXHIBIT INDEX
JUNE 30, 2001

Exhibit Number		Description of Document
3.1	(1)	Restated Certificate of Incorporation.
3.2	(2)	Bylaws.
3.3	(3)	Amendment No. 1 to the Bylaws dated as of April 25, 2001.
4.1	(4)	Rights Agreement dated October 15, 1998 between Affymetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent.
4.2	(5)	Indenture dated as of September 22, 1999, between Affymetrix, Inc. and The Bank of New York, as Trustee.
4.3	(6)	Amendment No. 1 to Rights Agreement, dated as of February 7, 2000, between Affymetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent.
4.4	(7)	Indenture, dated as of February 14, 2000 between Affymetrix, Inc. and The Bank of New York, as Trustee.
4.5	(8)	Registration Rights Agreement, dated as of February 14, 2000, between Affymetrix, Inc. and certain purchasers listed on the signature page thereto.
10.51		Amended and Restated 2000 Equity Incentive Plan.

(1)
Incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K as filed on June 13, 2000 (File No. 000-28218).

(2)
Incorporated by reference to Appendix C to the Registrant's definitive proxy statement on Schedule 14A as filed on April 29, 1998 (File No. 000-28218).

(3)
Incorporated by reference to Exhibit 3.3 to the Registrant's Form 10-Q as filed on May 15, 2001 (File No. 000-28218).

(4)
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
AFFYMETRIX, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2001 (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
AFFYMETRIX, INC. EXHIBIT INDEX JUNE 30, 2001