Form 10-Q
period 2001-09-30
AFFYMETRIX INC
filed 2001-11-13
CIK 913077

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED SEPTEMBER 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD

FROM                TO               .

COMMISSION FILE NO. 0-28218

AFFYMETRIX, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	77-0319159
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
3380 CENTRAL EXPRESSWAY, SANTA CLARA, CALIFORNIA	95051
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (408) 731-5000

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

COMMON SHARES OUTSTANDING ON OCTOBER 31, 2001: 57,938,097

AFFYMETRIX, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

AFFYMETRIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2001	December 31, 2000
	(unaudited)	(note)
ASSETS
Current assets:
Cash and cash equivalents	$37,085	$7,263
Available-for-sale securities	329,998	428,767
Accounts receivable, net	40,604	53,104
Inventories	31,200	17,234
Prepaid expenses	3,847	2,157
Other current assets	358	367

Total current assets	443,092	508,892
Net property and equipment	71,309	56,245
Acquired technology rights	8,124	10,014
Goodwill and other intangible assets	22,214	26,788
Notes receivable from employees	1,490	2,113
Other assets	17,310	16,728

	$563,539	$620,780

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$32,303	$71,024
Deferred revenue	22,560	19,544
Current portion of capital lease obligation	—	22

Total current liabilities	54,863	90,590
Noncurrent portion of capital lease obligation	—	60
Obligation to Beckman Coulter, Inc	5,000	5,000
Convertible subordinated notes	370,000	375,000
Common stock purchase rights	3,000	3,000
Stockholders' equity:
Common stock	579	571
Additional paid-in-capital	347,633	341,541
Notes receivable from stockholders	(639)	(994)
Deferred stock compensation	(18,013)	(27,875)
Accumulated other comprehensive income	3,984	12,080
Accumulated deficit	(202,868)	(178,193)

Total stockholders' equity	130,676	147,130

	$563,539	$620,780

Note:  The balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date included in the Company's Form 10-K for the fiscal year ended December 31, 2000.

See accompanying notes.

AFFYMETRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenue:
Product	$47,283	$45,372	$139,742	$122,227
Revenue from Perlegen (Note 6)	3,063	—	5,928	—
Research	1,333	1,855	3,765	4,729
License fees and royalties	3,686	8,542	10,366	14,455

Total revenue	55,365	55,769	159,801	141,411
Costs and expenses:
Cost of product revenue	17,437	18,400	52,377	49,117
Cost of Perlegen revenue (Note 6)	3,063	—	5,928	—
Research and development	16,578	13,730	52,387	38,890
Selling, general and administrative	21,434	25,533	67,966	68,334
Merger related costs	—	—	—	2,395
Amortization of deferred stock compensation*	3,152	—	9,508	—
Amortization of purchased intangibles	1,550	—	4,688	—

Total costs and expenses	63,214	57,663	192,854	158,736

Loss from operations	(7,849)	(1,894)	(33,053)	(17,325)
Interest income, net	1,345	2,189	6,879	5,259

Income (loss) before income taxes and extraordinary item	(6,504)	295	(26,174)	(12,066)
Income tax provision	—	—	(200)	—

Income (loss) before extraordinary item	(6,504)	295	(26,374)	(12,066)
Extraordinary gain from repurchase of convertible notes	1,699	—	1,699	—

Net income (loss) attributable to common stockholders	$(4,805)	$295	$(24,675)	$(12,066)

Basic earnings (loss) per common share before extraordinary item	$(0.11)	$0.01	$(0.46)	$(0.22)
Extraordinary gain from repurchase of convertible notes	0.03	—	0.03	—

Basic earnings (loss) per common share	$(0.08)	$0.01	$(0.43)	$(0.22)

Weighted average shares used in computing basic earnings (loss) per common share	57,511	55,319	57,283	54,928

Diluted earnings (loss) per common share before extraordinary item	$(0.11)	$0.00	$(0.46)	$(0.22)
Extraordinary gain from repurchase of convertible notes	0.03	—	0.03	—

Diluted earnings (loss) per common share	$(0.08)	$0.00	$(0.43)	$(0.22)

Weighted average shares used in computing diluted earnings (loss) per common share	57,511	61,145	57,283	54,928

*
Amortization of deferred stock compensation relates to research and development expenses.

See accompanying notes.

AFFYMETRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2001	2000
Cash flows from operating activities:
Net loss	$(24,675)	$(12,066)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,432	7,546
Extraordinary gain from repurchase of convertible notes	(1,699)	—
Amortization of intangible assets	4,688	591
Amortization of investment premiums	3,408	(641)
Amortization of deferred stock compensation	9,508	84
Accretion of interest of notes receivable from stockholders.	(363)	—
Change in operating assets and liabilities:
Accounts receivable	12,500	(23,051)
Inventories	(13,966)	(4,807)
Other current assets	(1,681)	(1,050)
Other assets	(369)	(10,584)
Accounts payable and accrued liabilities	(38,383)	11,608
Deferred revenue	3,016	13,159

Net cash used in operating activities	(36,584)	(19,211)

Cash flows from investing activities:
Capital expenditures	(25,894)	(19,501)
Proceeds from the sale of available-for-sale securities	314,936	367,494
Proceeds from the maturities of available-for-sale securities	62,215	9,462
Purchases of available-for-sale securities	(289,886)	(584,288)
Purchases of technology rights	—	(1,850)
Proceeds from sale of technology rights	1,600	—

Net cash provided by/(used in) investing activities	62,971	(228,683)

Cash flows from financing activities:
Issuance of common stock	6,100	14,030
Issuance of convertible notes	—	225,000
Repurchase of convertible notes	(3,301)	—
Principal payments on capital lease obligations	(82)	(193)
Repayment of notes receivable from stockholders	718	150

Net cash provided by financing activities	3,435	238,987

Net increase (decrease) in cash and cash equivalents	29,822	(8,907)
Cash and cash equivalents at beginning of period	7,263	12,677

Cash and cash equivalents at end of period	$37,085	$3,770

See accompanying notes.

AFFYMETRIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2001

(unaudited)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Affymetrix, Inc. ("Affymetrix" or the "Company") and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Certain amounts in 2000 have been reclassified to conform to the 2001 presentation. All share and per share amounts have been adjusted to reflect a two-for-one stock split in August 2000.

    Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Revenue Recognition

    Product revenue includes the sales of GeneChip® instrumentation, Affymetrix 428 scanners and 417 and 427 arrayers, software and probe arrays as well as subscription fees earned under EasyAccess™ agreements. Instrumentation and probe array revenues are recognized when earned, which is generally upon shipment and transfer of title to the customer and fulfillment of any significant post-delivery obligations. Revenue from Perlegen Sciences, Inc. ("Perlegen") is recognized at cost upon shipment of the wafers and transfer of title to Perlegen. Software revenue is recognized upon completion of performance obligations, which is generally upon installation. Reserves are provided for anticipated warranty expenses at the time the associated revenue is recognized. Revenue related to extended warranty and software maintenance arrangements is deferred and recognized over the applicable periods. Revenue from subscription fees earned under EasyAccess agreements is recognized ratably over the term of the agreement subject to adjustments for anticipated reductions provided for in certain agreements for late delivery of probe arrays. Payments received in advance under these arrangements are recorded as deferred revenue until earned.

    Research revenue includes amounts earned from services performed pursuant to commercial research and development collaborations as well as under government grants. Research revenue is recorded in the period in which the costs are incurred or in which the revenue is earned as defined in the related agreement. Direct costs associated with these contracts and grants are reported as research and development expense.

    License and royalty revenues include amounts earned from third parties with licenses to the Company's intellectual property and are recognized when earned under the terms of the related agreements, generally upon signing of the license. In situations where the Company has continuing performance obligations, license fee payments are deferred and the related revenue is recognized ratably over the period of expected performance.

Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" ("SFAS 133") which provides a comprehensive and consistent standard for hedging activities and the accounting for derivatives. In June 1999, FASB issued Statement of Financial Accounting Standards No. 137, which deferred the effective date of SFAS 133 to years beginning after June 15, 2000. The adoption of SFAS 133 did not have a material impact on the Company's results of operations or financial position.

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

    The Company will adopt SFAS 142 on January 1, 2002. Upon the adoption of SFAS 142, the Company is required to evaluate its existing goodwill and intangible assets from business combinations completed before July 1, 2001 and make any necessary reclassifications in order to comply with the new criteria in SFAS 142 for recognition of intangible assets. The Company will then be required to reassess the useful lives of all intangible assets acquired in purchase business combinations, including those reclassified from goodwill, and make any necessary amortization adjustments by the end of the first interim period after adoption. To the extent that any intangible asset is identified as having an indefinite useful life, SFAS 142 requires the Company to test the intangible asset for impairment and recognize any impairment losses as a cumulative effect of change in accounting principle in the first interim period. After the identification and assessment of intangible assets discussed above, the Company is required, under SFAS 142, to identify reporting units and assign all related assets and liabilities and goodwill to the reporting units. The Company must then complete the two-step transitional goodwill impairment test. The first step, which must be completed within six months of adoption of SFAS 142, requires the Company to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent that a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company is required to complete step two of the transitional goodwill impairment test as soon as possible, but no later than December 31, 2002. Step two requires the Company to compare the implied fair value of the reporting unit to its carrying amount as of January 1, 2002. Any transitional impairment loss will be recognized as a cumulative change in accounting principle in the first interim period. At September 30, 2001, the Company has goodwill and total intangible assets of $30.3 million subject to SFAS 141 and SFAS 142. Amortization expense for goodwill and intangible assets amounted to $5.2 million for the nine months ended September 30, 2001. Due to the extensive efforts needed to comply with the adoption of SFAS 141 and SFAS 142, it is not practical to reasonably estimate the impact of adoption of these statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as a cumulative effect of a change in accounting principle.

    In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which is effective for fiscal periods beginning after December 15, 2001. SFAS 144 provides a single accounting model for, and supersedes previous guidance on, accounting and reporting for the impairment/disposal of long-lived assets. SFAS 144 sets new criteria for the classification of assets held-for-sale and changes the reporting of discontinued operations. The Company does not believe that the adoption of SFAS 144 will have a significant impact on its financial statements.

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

    Shares used in computing earnings (loss) per share is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Weighted-averaged shares outstanding	57,834	55,319	57,661	54,928
Less: Weighted-average shares of common stock subject to repurchase	(323)	—	(378)	—
Weighted-averaged shares used in computing basic earnings (loss) per share	57,511	55,319	57,283	54,928
Weighted-average effect of dilutive securities:
Options	—	5,769	—	—
Warrants	—	57	—	—

Weighted-average shares used in computing diluted earnings (loss) per share	57,511	61,145	57,283	54,928

NOTE 2—CASH, CASH EQUIVALENTS AND AVAILABLE-FOR-SALE SECURITIES

    At September 30, 2001, cash equivalents and available-for-sale securities consisted of U.S. Government obligations, U.S. corporate debt securities and equity securities. The investments are carried at fair value with unrealized gains and losses reported in stockholders' equity. See Note 5 for an analysis of changes in the unrealized gains and losses.

NOTE 3—INVENTORIES

    Inventories consist of the following (in thousands):

	September 30, 2001	December 31, 2000
Raw materials	$6,982	$4,494
Work in process	1,532	931
Finished goods	22,686	11,809

Total	$31,200	$17,234

NOTE 4—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

    Accounts payable and accrued liabilities consist of the following (in thousands):

	September 30, 2001	December 31, 2000
Accounts payable	$11,082	$15,242
Accrued compensation and related liabilities	9,003	7,059
Accrued interest on convertible notes	1,296	5,971
Accrued sales and use tax	2,149	2,940
Accrued warranties	2,318	4,738
Accrued legal	2,191	8,153
Accrued royalties	2,978	6,003
Accrued legal settlement	—	18,587
Other	1,286	2,331

Total	$32,303	$71,024

NOTE 5—COMPREHENSIVE LOSS

    The components of comprehensive loss for the three and nine months ended September 30, 2001 and 2000 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Net (loss) income	$(4,805)	$295	$(24,675)	$(12,066)
Unrealized gain (loss) on equity investment	(5,492)	(3,992)	(11,881)	29,684
Unrealized gain on debt securities	2,828	1,381	3,785	1,239

Comprehensive gain (loss)	$(7,469)	$(2,316)	$(32,771)	$18,857

NOTE 6—PERLEGEN SCIENCES, INC.

    In 2000, Affymetrix formed a wholly owned subsidiary called Perlegen Sciences, Inc. ("Perlegen"). From Perlegen's inception through March 30, 2001 the operating results of Perlegen were consolidated into the financial statements of Affymetrix. Affymetrix contributed certain intellectual property with no basis for financial statement purposes to Perlegen and has rights to use certain data generated by Perlegen in the array field. If such data is used, the Company will pay Perlegen royalties based on array sales. On March 30, 2001, Perlegen completed a private financing with third party investors raising $100 million, which reduced Affymetrix' ownership position in Perlegen to approximately 53%. Affymetrix and certain of its affiliates have placed a portion of their holdings (approximately 8%) into a voting trust, relinquishing certain voting rights and control such that Affymetrix will account for Perlegen's financial results using the equity method from the date of the financing. As the Company's investment in Perlegen has no basis for accounting purposes Affymetrix has not recorded its proportionate share of Perlegen's operating losses in its financial statements since the completion of Perlegen's financing. Pursuant to a supply agreement with Perlegen, the Company sells whole wafers to Perlegen at the Company's fully burdened cost of manufacturing. Revenue and cost of revenue for the quarter and nine months ended September 30, 2001 were $3.1 million and $5.9 million, respectively, and are reflected in the accompanying condensed consolidated statements of operations.

NOTE 7—CONVERTIBLE SUBORDINATED NOTES

    In August 2001, the Company repurchased $5 million principal amount of the 4.75% Notes for total consideration of $3.3 million. In connection with the transaction, the Company recorded an extraordinary gain of approximately $1.7 million.

NOTE 8—LEGAL PROCEEDINGS

Oxford Gene Technology Settlement

    On March 23, 2001, Affymetrix and Oxford Gene Technology, Ltd. ("OGT") entered into a settlement agreement resolving all existing litigation between the two companies. The details of the settlement are disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Hyseq, Inc. Settlement

    On October 24, 2001, Affymetrix and Hyseq, Inc. ("Hyseq") entered into a Settlement Agreement providing for the comprehensive settlement of all existing litigation between the two companies. See Note 9—Subsequent Events.

Incyte Genomics and Synteni Litigation and Proceedings

    On January 6, 1998, Affymetrix filed a patent infringement action in the United States District Court for the District of Delaware alleging that certain of Incyte Genomics, Inc.'s ("Incyte") and Synteni, Inc.'s ("Synteni") products infringe United States Patent No. 5,445,934, (the "`934 Patent"). On September 1, 1998, Affymetrix filed a complaint against Incyte and Synteni in United States District Court for the District of Delaware alleging infringement of the United States Patent Nos. 5,744,305 (the "`305 Patent") and 5,800,992 (the "`992 Patent"). These actions were transferred to the United States District Court for the Northern District of California on November 18, 1998. The actions seek to enjoin commercial activities of Incyte and Synteni relating to Affymetrix' patents and, in regard to the `992 Patent, sought a preliminary injunction. Incyte and Synteni moved for summary judgment that certain claims of the `992 Patent were invalid. On May 4, 1999, the court denied Affymetrix' motion for preliminary injunction and denied Incyte and Synteni's motion for summary judgment.

    On April 17, 1998, Incyte filed a response and counterclaim, asserting that the `934 Patent is invalid and not infringed. On April 17, 1998, Incyte also filed a counterclaim alleging that a patent license agreement Affymetrix entered into in December 1997 with Molecular Dynamics interfered with an agreement between Incyte and Molecular Dynamics. In the counterclaim, Incyte alleges that the terms of Affymetrix' patent license to Molecular Dynamics prevented Molecular Dynamics from meeting its obligations to Incyte. Incyte seeks damages from Affymetrix. On September 21, 1998, Incyte and Synteni filed an answer asserting various defenses to the lawsuits in relation to the `992 Patent and the `305 Patent, and asserted several counterclaims, including a request for declaration of non-infringement and invalidity, an assertion of unfair competition, a request for a declaration that Synteni and Dari Shalon, who was a one-time employee of Synteni, have not misappropriated any of Affymetrix' trade secrets, a claim of tortious interference with Incyte's and Synteni's economic advantage, a claim of slander of title, and a claim of trade libel. On August 11, 2000, Incyte and Synteni asserted that the `934, `305 and `992 Patents are unenforceable.

    On April 2, 1999, the United States Patent and Trademark Office, or USPTO, notified Affymetrix that Stanford University presented claims that relate to substantially the same subject matter as certain claims from the `992 Patent and all of the claims of the `305 Patent. The Stanford application is alleged to be exclusively licensed to Incyte. The USPTO notified Affymetrix on April 2, 1999 that it had declared an interference proceeding relating to these patents and claims of patents. The USPTO conducted proceedings and determined on September 10, 1999 that Incyte and Synteni did not meet the burden of proof required to establish a case that the claims should be further evaluated in a full interference proceeding. Incyte and Synteni appealed this decision in the United States Court for the Northern District of California on November 8, 1999. On January 22, 2001, the United States District Court for the Northern District of California issued a claims construction order interpreting various terms of the `934, `305 and `992 Patents. On June 12, 2001, in response to Affymetrix' motion for reconsideration, the Court amended its construction of two terms in claim 4 of the `992 patent. On May 2, 2001, the Court entered partial summary judgment that certain of Incyte's products do not infringe the `934 Patent or certain claims of the `305 Patent. On May 8, 2001, the Court determined that the term "substantially complementary," as used in claims 1 and 3 of the `992 Patent, is indefinite within the meaning of the federal Patent Act. On September 20, 2001, the Court issued a summary judgment order in Affymetrix' lawsuit against Incyte denying Incyte's motion that the `305 Patent was invalid on the basis that the term "predefined region" was not described in the patent's specification. In addition, on October 3, 2001, the Court invalidated Affymetrix' `992 Patent based on indefiniteness of certain claims in the patent and lack of written description in the specification of the patent. Affymetrix is considering whether or not to appeal the Court's ruling regarding the `992 Patent. On October 18, 2001 the Court dismissed Incyte's counterclaim for interference with the Molecular Dynamics contract, and on October 24, 2001, the Court also dismissed Incyte's counterclaims for unfair competition, intentional interference with economic advantage, slander of title and trade libel. Affymetrix' infringement case against Incyte under Affymetrix' `305 Patent is scheduled for trial in April 2002 together with Affymetrix' claims against Incyte under Affymetrix' `934 Patent.

    On August 17, 2000 Incyte filed a lawsuit against Affymetrix in the United States District Court for the Northern District of California, alleging infringement of U.S. Patent Nos. 5,716,785 and 5,891,636 and asserting various state law claims. On September 6, 2000, Affymetrix filed its answer in this lawsuit and also filed counterclaims against Incyte alleging infringement of Affymetrix' U.S. Patent Nos. 6,040,193 (the "`193 Patent") and 5,871,928 (the "`928 Patent"). In response to Affymetrix' counterclaims, Incyte has filed various state law counterclaims against Affymetrix and requests for declaration that the "`193 and "`928 Patents are not infringed, are invalid and are unenforceable. No trial date has been set in this case.

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

Applera Corporation Litigation

    On July 5, 2000, Applera Corporation, previously known as PE Corporation ("Applera"), filed a lawsuit in the United States District Court for the District of Delaware alleging that certain Affymetrix products infringe five Applera patents related to reagents that Affymetrix purchases from Applera licensed vendors. Applera served Affymetrix with the complaint on October 16, 2000 and on December 14, 2000 Affymetrix filed its response to the complaint and asserted various counterclaims against Applera. On January 25, 2001, Affymetrix filed a declaratory judgment action and various state law claims against Applera in the United States District Court for the Southern District of New York seeking, among other things, a declaration that Affymetrix has not infringed any of Applera's subject patents. On January 30, 2001, Affymetrix filed a motion in the Delaware court to dismiss Applera's claims for lack of subject matter jurisdiction. In response, Applera moved for leave to amend its Delaware complaint to correct the alleged jurisdictional defect. On September 27, 2001, the Delaware Court granted Applera's motion to amend its complaint, but also granted Affymetrix' motion to dismiss the complaint for lack of subject matter jurisdiction on grounds that the alleged jurisdictional defect in the complaint could not be corrected to relate back to the filing date of the complaint in Delaware. Accordingly, the Delaware case was dismissed, and the case is scheduled to proceed in the United States District Court for the Southern District of New York. No trial dates have been set in this case.

    Affymetrix believes that Applera's claims are without merit. However, Affymetrix cannot be certain that it will prevail in these matters. Affymetrix' failure to successfully enforce and protect its patent rights or defend against claims by Applera or others could result in a material adverse effect on Affymetrix' business, financial condition and results of operations.

NOTE 9—SUBSEQUENT EVENTS

Hyseq, Inc. Settlement

    On October 24, 2001, Affymetrix and Hyseq, Inc. ("Hyseq") entered into a Settlement Agreement (the "Settlement Agreement") providing for the comprehensive settlement of all existing litigation between the two companies that began in March 1997. Key components of the settlement include:

  •
  Affymetrix and Hyseq have agreed to seek dismissal, with prejudice, of all pending lawsuits, which are Hyseq, Inc., Plaintiff/Counterdefendant v. Affymetrix, Inc., Defendant/Counterclaimant, Case No. C 97-20188 RMW (ENE), United States District Court, Northern District of California, San Jose Division; Affymetrix, Inc., Plaintiff v. Hyseq, Inc., Defendant, Case No C 99-21163 JF, United States District Court, Northern District of California, San Jose Division; and Hyseq, Inc., Plaintiff/Counterdefendant v. Affymetrix, Inc., Defendant/Counterclaimant, Case No. C 00-20050 RMW, United States District Court, Northern District of California, San Jose Division;

  •
  Affymetrix and Hyseq have acknowledged the validity and enforceability of the patents asserted in these lawsuits, which are Affymetrix' U.S. Patent Nos. 5,795,716, 5,744,305 and 5,800,992 and Hyseq's U.S. Patent Nos. 5,202,231, 5,525,464, 5,695,940, 6,018,041 and 5,972,619; and
  •
  Hyseq has agreed to enter an abandonment of contest with respect to its pending patent application in patent interference proceedings titled Chee v. Drmanac, Interference No. 104,552 before the U.S. Patent and Trademark Office.

    In connection with the settlement, Hyseq has created a new majority-owned subsidiary, Callida Genomics, Inc. ("Callida"), which will focus on the development and commercialization of Hyseq's sequencing-by-hybridization ("SBH") technology. Hyseq will contribute all of its SBH patents to Callida. Affymetrix will have an initial 10% equity interest in Callida. Callida has entered into a collaboration arrangement with Affymetrix, through Callida's wholly-owned subsidiary, N-Mer, Inc. ("N-Mer"), for the development and commercialization of a high speed DNA sequencing chip. Affymetrix, Hyseq, Callida and N-Mer have also entered into various cross-licensing arrangements. Key components of the commercial and licensing arrangements include the following:

  •
  Callida will grant Affymetrix an option, which is exercisable by Affymetrix at any time over the next five years, to purchase a majority equity interest in N-Mer;
  •
  Affymetrix will be the exclusive array and system supplier to N-Mer and the exclusive sales agent for the distribution of any products developed by N-Mer;
  •
  Hyseq will grant Affymetrix a non-exclusive license to Hyseq's array-related patents in the field of non-universal probe arrays;
  •
  Affymetrix will grant Hyseq an internal use license under certain Affymetrix array-related patents for pharmaceutical research;
  •
  Affymetrix and Hyseq will enter into a BiotechAccess™ supply agreement for Affymetrix' GeneChip® technology;
  •
  Affymetrix will grant Callida a license to certain Affymetrix patents in the non-array field and to all patents involved in the patent interference proceedings in all fields other than clinical diagnostics for bacteriology; and
  •
  Callida will grant N-Mer a non-exclusive license in the field of universal probe arrays.

    At closing, Affymetrix will pay Hyseq a one-time license fee for the non-exclusive license described above, and will loan Hyseq $4 million, all of which will be used to fund Callida and N-Mer. The loan will bear interest at the rate of 7.5% and mature five years after closing. The loan will be prepayable by Hyseq at any time and, subject to specified conditions, exchangeable for common stock of Hyseq. The loan will be secured by Hyseq's equity interest in Callida. Affymetrix and Hyseq have agreed to each make additional investments, which will be conditioned on N-Mer's attainment of a specified technical milestone and the procurement of third-party financing.

    The settlement and the other arrangements described above are contingent on court approval of the Settlement Agreement. There can be no assurance that the settlement will be approved or that the transactions described above will be consummated.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    This Management's Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2001 and for the three and nine month periods ended September 30, 2001 and 2000 should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

Overview

    Affymetrix has developed and intends to establish its GeneChip® system and related microarray technology as the platform of choice for acquiring, analyzing and managing complex genetic information. The Company's GeneChip® system consists of disposable DNA probe arrays containing gene sequences on a chip, certain reagents for use with the probe arrays, a scanner and other instruments to process the probe arrays, and software to analyze and manage genetic information from the probe arrays. In addition to the Company's GeneChip® systems and related products, the Company develops, markets and sells instrumentation, software and licenses for fabricating, scanning and collecting and analyzing results from low density microarrays. The Company commenced commercial sales of the GeneChip® system for research use in April 1996 and currently sells its products directly to pharmaceutical and biotechnology companies, academic research centers and clinical reference laboratories in the United States and Europe. The Company also sells some of its products through certain distributors, principally in Japan.

    The Company has incurred operating losses in each year since its inception, including a loss of approximately $4.8 million during the three months ended September 30, 2001 and, as of such date, had an accumulated deficit of approximately $202.9 million. The Company's losses have resulted principally from costs incurred in research and development and manufacturing and from selling, general and administrative costs associated with the Company's operations, including the costs of patent related litigation as well as non-cash charges from its acquisition activities. These costs have exceeded the Company's revenues and interest income, which to date have been generated principally from product sales, technology access and other license fees, royalties, collaborative research and development agreements, government research grants and from interest earned on cash and investment balances. The Company's ability to become profitable is dependent in large part on the ability of the Company and its collaborative partners to successfully develop, manufacture and commercialize products incorporating the Company's technologies, and on the ability of the Company to enter into additional supply, license and collaborative arrangements on satisfactory terms.

    The Company's operating results vary and depend on numerous factors. Revenue is principally impacted by the volume, mix and price of product sales, the timing of orders and deliveries of products,

design fees, royalties, license fees, and other research revenues under collaborative and licensing agreements. Expenses are principally impacted by the cost of goods for products, the mix of products sold, the magnitude and duration of research and development, sales and marketing and general and administrative expenses. General and administrative expenses are particularly subject to variation as a result of fluctuations in the intensity of legal activities associated with the Company's on-going intellectual property litigation.

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

Results of Operations

Three and Nine Months Ended September 30, 2001 and 2000

    Product Revenue.  Product revenue was $47.3 million and $139.7 million for the three and nine months ended September 30, 2001, respectively, compared to $45.4 million and $122.2 million in the three and nine months ended September 30, 2000. The increase in product revenue resulted primarily from growth in the sales volume of GeneChip® probe arrays and increased placement of GeneChip® systems partially offset by a decline in the Company's spotted array products. In the first quarter of 2001, the Company discovered ambiguities in the UniGene U74 database build that was used in the design of the Murine Genome U74 set of GeneChip® arrays. As a result, the Company redesigned these arrays and had discussions with its affected customers to address their individual needs. Based on these discussions, the Company offered certain replacement arrays to these customers. All replacement arrays have been shipped as of the end of the third quarter of 2001.

    Revenue From Perlegen Sciences, Inc.  Perlegen revenue was $3.1 million and $5.9 million for the three and nine months ended September 30, 2001, respectively. Revenue from Perlegen resulted from the sale of wafers at cost to Perlegen, an affiliated party.

    Research Revenue.  Research revenue includes custom probe array design fees, milestones, full-time-equivalent ("FTE") support received under collaborative research and development agreements and grant funding. Research revenue decreased to $1.3 million and $3.8 million for the three and nine months ended September 30, 2001, respectively, compared to $1.9 million and $4.7 million in the three and nine months ended September 30, 2000. The decline in research revenue was primarily the result of lower activity under government grants and lower milestone revenue.

    License and Royalty Revenues.  License and royalty revenue decreased to $3.7 million and $10.4 million for the three and nine months ended September 30, 2001, respectively, compared to $8.5 million and $14.5 million in the three and nine months ended September 30, 2000. The decrease in license and royalty revenue is primarily due to a lower level of license fee activity in the third quarter of 2000. Licenses permit the licensees to utilize the Company's intellectual property on a non-exclusive basis over specified periods for either internal research and development, or in some cases, for commercialization of products. The Company generally has no continuing obligations under these agreements.

    Cost of Product Revenues and Gross Margins.  Cost of product revenue decreased to $17.4 million and increased to $52.4 million for the three and nine months ended September 30, 2001, respectively, compared to $18.4 million and $49.1 million in the three and nine months ended September 30, 2000.

The decrease in cost of product revenue for the third quarter of 2001 compared to the third quarter of 2000 was the result of both a favorable product mix and improved manufacturing efficiencies with respect to the Company's GeneChip® probe arrays. For the comparable nine month periods of 2001 and 2000, cost of product revenue has increased in 2001 primarily due to increased volumes of product sold and unanticipated warranty expenses incurred associated with the replacement of Murine Genome U74 sets, partially offset by a favorable product mix in 2001.

    Product gross margin for the comparable three month periods ended September 30, 2001 and 2000 were 63% and 59%, respectively. The improvement in gross margin in the three months ended September 30, 2001 was the result of both a more favorable product mix and improved manufacturing efficiencies with respect to the Company's GeneChip probe arrays.

    Product gross margin for the comparable nine month periods ended September 30, 2001 and 2000 were 63% and 60%, respectively. The improvement in margin for the period was the result of a favorable product mix offset by unanticipated warranty expenses incurred in the first quarter of 2001.

    Research and Development Expenses.  Research and development expenses, which primarily consist of research, product development and manufacturing process improvement, increased to $16.6 million and $52.4 million for the three and nine months ended September 30, 2001, respectively, compared to $13.7 million and $38.9 million in the three and nine months ended September 30, 2000. The increase in research and development expenses was primarily attributable to the hiring of additional research and development personnel, including headcount associated with the support for Perlegen through the end of the first quarter of 2001 when Perlegen became an independent operating company. Affymetrix recorded $4.5 million in research and development expenses associated with Perlegen in the first quarter of 2001.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased to $21.4 million and $68.0 million for the three and nine months ended September 30, 2001, respectively, compared to $25.5 million and $68.3 million in the three and nine months ended September 30, 2000. The decrease in selling, general and administrative expenses for the comparable three and nine month periods of 2001 and 2000 was primarily the result of decreased legal costs associated with the Company's ongoing patent litigation partially offset by the Company's expansion of commercial activities. Selling, general and administrative expenses are expected to continue to increase as the Company expands sales, marketing, and technical support functions, increases headcount in management and administrative functions, prosecutes and defends its intellectual property position and defends against claims made by third parties in ongoing litigation. In particular, the Company expects legal costs to vary substantially as the intensity of legal activity changes in on-going patent litigation with Incyte Genomics, Inc./Synteni, Inc. and Applera Corporation.

    Amortization Deferred Stock Compensation and Purchased Intangibles.  During the three and nine months ended September 30, 2001, the Company incurred charges of $3.2 million and $9.5 million, respectively, for amortization of deferred stock compensation and $1.6 million and $4.7 million, respectively, for amortization of purchased intangibles related to the acquisition of Neomorphic, Inc. The Company expects amortization of deferred stock compensation and purchased intangibles related to the Neomorphic acquisition to total approximately $19.0 million in 2001.

    Interest and Other Income, Net.  Net interest income decreased to $1.3 million and increased to $6.9 million for the three and nine months ended September 30, 2001, respectively, compared to $2.2 million and $5.3 million in the three and nine months ended September 30, 2000, respectively. The decrease in net interest income for the third quarter of 2001 was the result of both lower investment balances and a lower interest rate environment. For the comparable nine month periods ended September 30, 2001 and 2000, the increase in interest income was the result of the Company realizing investment portfolio gains of $1.5 million in the second quarter 2001 which was partially offset by lower investment balances and generally lower interest rates throughout 2001.

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

    Extraordinary Gain.  In August 2001, the Company repurchased $5 million principal amount of the 4.75% Notes for total consideration of $3.3 million. In connection with the transaction, the Company recorded an extraordinary gain of approximately $1.7 million.

Liquidity and Capital Resources

    As of September 30, 2001, the Company had cash, cash equivalents and available-for-sale securities of $367.1 million compared to $436.0 million at December 31, 2000. The decrease is primarily attributable to cash used to settle the Oxford Gene Technology ("OGT") lawsuit, repurchase a portion of the Company's convertible notes and to fund the Company's operating loss and capital expenditures.

    Net cash used in operating activities was $36.6 million for the nine months ended September 30, 2001, as compared to $19.2 million for the nine months ended September 30, 2000. The increase in net cash used in operating activities in 2001 compared to 2000 was primarily due to payments made to OGT in conjunction with the Company's legal settlement, the use of cash to build inventory balances, offset by an improvement in the collection of accounts receivable.

    The Company's investing activities, other than purchases, sales and maturities of available-for-sale securities, consisted of capital expenditures, which totaled $25.9 million for the nine months ended September 30, 2001, as compared to $19.5 million for the nine months ended September 30, 2000. The increase in capital expenditures was the result of the Company continuing to expand its operations in Massachusetts, California and the United Kingdom.

    Financing activities provided $3.4 million in cash during the nine months ended September 30, 2001 compared to providing $239.0 million in 2000. Cash provided from financing activities in 2000 included a sale of 4.75% Convertible Subordinated Notes in February 2000. In August 2001, the Company repurchased $5.0 million principal amount of these notes for $3.3 million. In connection with this transaction, the Company recorded a gain of $1.7 million which is classified as an extraordinary item on the Company's consolidated financial statements.

    The Company anticipates that its existing capital resources will enable it to maintain currently planned operations and planned capital expenditures for the foreseeable future. However, this expectation is based on the Company's current operating plan and capital expenditure plan, which is expected to change, and therefore the Company could require additional funding sooner than anticipated. In addition, the Company expects its capital requirements will remain substantial and may increase over the next several years as it expands its facilities and acquires scientific equipment to support expanded manufacturing and research and development efforts. In addition, the Company may, from time to time, repurchase its convertible subordinated notes.

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

    The table below presents the principal amounts and weighted-average interest rates by year of maturity for the Company's investment portfolio and convertible debt:

	2001	2002	2003	2004	2005	Thereafter	Total	Fair Value at September 30, 2001
	(Dollar amounts in thousands)
ASSETS:
Available-for-sale debt securities	$17,300	$78,984	$211,825	$8,000	$—	$—	$316,109	$327,795
Average interest rate	7.5%	6.4%	4.9%	5.1%
LIABILITIES:
5% convertible subordinated notes due 2006	$—	$—	$—	$—	$—	$150,000	$150,000	$101,625
Average interest rate						5.0%
4.75% convertible subordinated notes due 2007	$—	$—	$—	$—	$—	$220,000	$220,000	$134,486
Average interest rate						4.75%

    The Company is exposed to equity price risks on the marketable portion of equity securities in its portfolio of investments entered into to further its business and strategic objectives. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. A 10% adverse change in equity prices would result in a decrease of approximately $0.2 million in the Company's available-for-sale securities based on the Company's position at September 30, 2001. However, actual results may differ materially.

    The Company derives a portion of its revenues in foreign currencies, predominantly in Europe. The Company also has subsidiaries in Europe, for which activities to date have been immaterial. Due to the relatively low volume of transactions from these two sources, the Company does not believe that it has significant exposure to foreign currency exchange rate risks. The Company currently does not use derivative financial instruments to mitigate this exposure.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Oxford Gene Technology Settlement

    On March 23, 2001, Affymetrix and Oxford Gene Technology, Ltd. ("OGT") entered into a settlement agreement resolving all existing litigation between the two companies. The details of the settlement are disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Hyseq, Inc. Settlement

    On October 24, 2001, Affymetrix and Hyseq, Inc. ("Hyseq") entered into a Settlement Agreement (the "Settlement Agreement") providing for the comprehensive settlement of all existing litigation between the two companies that began in March 1997. Key components of the settlement include:

  •
  Affymetrix and Hyseq have agreed to seek dismissal, with prejudice, of all pending lawsuits, which are Hyseq, Inc., Plaintiff/Counterdefendant v. Affymetrix, Inc., Defendant/Counterclaimant, Case No. C 97-20188 RMW (ENE), United States District Court, Northern District of California, San Jose Division; Affymetrix, Inc., Plaintiff v. Hyseq, Inc., Defendant, Case No C 99-21163 JF, United States District Court, Northern District of California, San Jose Division; and Hyseq, Inc., Plaintiff/Counterdefendant v. Affymetrix, Inc., Defendant/Counterclaimant, Case No. C 00-20050 RMW, United States District Court, Northern District of California, San Jose Division;

  •
  Affymetrix and Hyseq have acknowledged the validity and enforceability of the patents asserted in these lawsuits, which are Affymetrix' U.S. Patent Nos. 5,795,716, 5,744,305 and 5,800,992 and Hyseq's U.S. Patent Nos. 5,202,231, 5,525,464, 5,695,940, 6,018,041 and 5,972,619; and

  •
  Hyseq has agreed to enter an abandonment of contest with respect to its pending patent application in patent interference proceedings titled Chee v. Drmanac, Interference No. 104,552 before the U.S. Patent and Trademark Office.

    In connection with the settlement, Hyseq has created a new majority-owned subsidiary, Callida Genomics, Inc. ("Callida"), which will focus on the development and commercialization of Hyseq's sequencing-by-hybridization ("SBH") technology. Hyseq will contribute all of its SBH patents to Callida. Affymetrix will have an initial 10% equity interest in Callida. Callida has entered into a collaboration arrangement with Affymetrix, through Callida's wholly-owned subsidiary, N-Mer, Inc. ("N-Mer"), for the development and commercialization of a high speed DNA sequencing chip. Affymetrix, Hyseq, Callida and N-Mer have also entered into various cross-licensing arrangements. Key components of the commercial and licensing arrangements include the following:

  •
  Callida will grant Affymetrix an option, which is exercisable by Affymetrix at any time over the next five years, to purchase a majority equity interest in N-Mer;

  •
  Affymetrix will be the exclusive array and system supplier to N-Mer and the exclusive sales agent for the distribution of any products developed by N-Mer;

  •
  Hyseq will grant Affymetrix a non-exclusive license to Hyseq's array-related patents in the field of non-universal probe arrays;

  •
  Affymetrix will grant Hyseq an internal use license under certain Affymetrix array-related patents for pharmaceutical research;

  •
  Affymetrix and Hyseq will enter into a BiotechAccess™ supply agreement for Affymetrix' GeneChip® technology;

  •
  Affymetrix will grant Callida a license to certain Affymetrix patents in the non-array field and to all patents involved in the patent interference proceedings in all fields other than clinical diagnostics for bacteriology; and

  •
  Callida will grant N-Mer a non-exclusive license in the field of universal probe arrays.

    At closing, Affymetrix will pay Hyseq a one-time license fee for the non-exclusive license described above, and will loan Hyseq $4 million, all of which will be used to fund Callida and N-Mer. The loan will bear interest at the rate of 7.5% and mature five years after closing. The loan will be prepayable by Hyseq at any time and, subject to specified conditions, exchangeable for common stock of Hyseq. The loan will be secured by Hyseq's equity interest in Callida. Affymetrix and Hyseq have agreed to each make additional investments, which will be conditioned on N-Mer's attainment of a specified technical milestone and the procurement of third-party financing.

    The settlement and the other arrangements described above are contingent on court approval of the Settlement Agreement. There can be no assurance that the settlement will be approved or that the transactions described above will be consummated.

Incyte Genomics and Synteni Litigation and Proceedings

    On January 6, 1998, Affymetrix filed a patent infringement action in the United States District Court for the District of Delaware alleging that certain of Incyte Genomics, Inc.'s ("Incyte") and Synteni, Inc.'s ("Synteni") products infringe United States Patent 5,445,934, (the "`934 Patent"). On September 1, 1998, Affymetrix filed a complaint against Incyte and Synteni in United States District Court for the District of Delaware alleging infringement of United States Patent Nos. 5,774,305 (the "`305 Patent") and 5,800,992 (the "`992 Patent"). These actions were transferred to the United States District Court for the Northern District of California on November 18, 1998. The actions seek to enjoin commercial activities of Incyte and Synteni relating to Affymetrix' patents and, in regard to the `992 Patent, sought a preliminary injunction. Incyte and Synteni moved for summary judgment that certain claims of the `992 Patent were invalid. On May 4, 1999, the court denied Affymetrix' motion for preliminary injunction and denied Incyte and Synteni's motion for summary judgment.

    On April 17, 1998, Incyte filed a response and counterclaim, asserting that the `934 Patent is invalid and not infringed. On April 17, 1998, Incyte also filed a counterclaim alleging that a patent license agreement Affymetrix entered into in December 1997 with Molecular Dynamics interfered with an agreement between Incyte and Molecular Dynamics. In the counterclaim, Incyte alleges that the terms of Affymetrix' patent license to Molecular Dynamics prevented Molecular Dynamics from meeting its obligations to Incyte. Incyte seeks damages from Affymetrix. On September 21, 1998, Incyte and Synteni filed an answer asserting various defenses to the lawsuits in relation to the `992 Patent and the `305 Patent, and asserted several counterclaims, including a request for declaration of non-infringement and invalidity, an assertion of unfair competition, a request for a declaration that Synteni and Dari Shalon, who was a one-time employee of Synteni, have not misappropriated any of Affymetrix' trade secrets, a claim of tortious interference with Incyte's and Synteni's economic advantage, a claim of slander of title, and a claim of trade libel. On August 11, 2000, Incyte and Synteni asserted that the `934, `305 and `992 Patents are unenforceable.

    On April 2, 1999, the United States Patent and Trademark Office, or USPTO, notified Affymetrix that Stanford University presented claims that relate to substantially the same subject matter as certain claims from the `992 Patent and all of the claims of the `305 Patent. The Stanford application is alleged to be exclusively licensed to Incyte. The USPTO notified Affymetrix on April 2, 1999 that it had declared an interference proceeding relating to these patents and claims of patents. The USPTO conducted proceedings and determined on September 10, 1999 that Incyte and Synteni did not meet the burden of proof required to establish a case that the claims should be further evaluated in a full interference proceeding. Incyte and Synteni appealed this decision in the United States Court for the

Northern District of California on November 8, 1999. On January 22, 2001, the United States District Court for the Northern District of California issued a claims construction order interpreting various terms of the `934, `305 and `992 Patents. On June 12, 2001, in response to Affymetrix' motion for reconsideration, the Court amended its construction of two terms in claim 4 of the `992 Patent. On May 2, 2001, the Court entered partial summary judgment that certain of Incyte's products do not infringe the `934 Patent or certain claims of the `305 Patent. On May 8, 2001, the Court determined that the term "substantially complementary," as used in claims 1 and 3 of the `992 Patent, is indefinite within the meaning of the federal Patent Act. On September 20, 2001, the Court issued a summary judgment order in Affymetrix' lawsuit against Incyte denying Incyte's motion that the `305 Patent was invalid on the basis that the term "predefined region" was not described in the patent's specification. In addition, on October 3, 2001, the Court invalidated Affymetrix' `992 Patent based on indefiniteness of certain claims in the patent and lack of written description in the specification of the patent. Affymetrix is considering whether or not to appeal the Court's ruling regarding the `992 Patent. On October 18, 2001 the Court dismissed Incyte's counterclaim for interference with the Molecular Dynamics contract, and on October 24, 2001, the Court also dismissed Incyte's counterclaims for unfair competition, intentional interference with economic advantage, slander of title and trade libel. Affymetrix' infringement case against Incyte under Affymetrix' `305 Patent is scheduled for trial in April 2002 together with Affymetrix' claims against Incyte under Affymetrix' `934 Patent.

    On August 17, 2000 Incyte filed a lawsuit against Affymetrix in the United States District Court for the Northern District of California, alleging infringement of U.S. Patent Nos. 5,716,785 and 5,891,636 and asserting various state law claims. On September 6, 2000, Affymetrix filed its answer in this lawsuit and also filed counterclaims against Incyte alleging infringement of Affymetrix' U.S. Patent Nos. 6,040,193 (the "`193 Patent") and 5,871,928 (the "`928 Patent"). In response to Affymetrix' counterclaims, Incyte has filed various state law counterclaims against Affymetrix and requests for declaration that the `193 and `928 Patents are not infringed, are invalid and are unenforceable. No trial date has been set in this case.

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

Applera Corporation Litigation

    On July 5, 2000, Applera Corporation, previously known as PE Corporation ("Applera"), filed a lawsuit in the United States District Court for the District of Delaware alleging that certain Affymetrix products infringe five Applera patents related to reagents that Affymetrix purchases from Applera licensed vendors. Applera served Affymetrix with the complaint on October 16, 2000 and on December 14, 2000 Affymetrix filed its response to the complaint and asserted various counterclaims against Applera. On January 25, 2001, Affymetrix filed a declaratory judgment action and various state law claims against Applera in the United States District Court for the Southern District of New York seeking, among other things, a declaration that Affymetrix has not infringed any of Applera's subject patents. On January 30, 2001, Affymetrix filed a motion in the Delaware court to dismiss Applera's claims for lack of subject matter jurisdiction. In response, Applera moved for leave to amend its Delaware complaint to correct the alleged jurisdictional defect. On September 27, 2001, the Delaware Court granted Applera's motion to amend its complaint, but also granted Affymetrix' motion to dismiss the complaint for lack of subject matter jurisdiction on grounds that the alleged jurisdictional defect in the complaint could not be corrected to relate back to the filing date of the complaint in Delaware. Accordingly, the Delaware case was dismissed, and the case is scheduled to proceed in the United States District Court for the Southern District of New York. No trial dates have been set in this case.

    Affymetrix believes that Applera's claims are without merit. However, Affymetrix cannot be certain that it will prevail in these matters. Affymetrix' failure to successfully enforce and protect its patent rights or defend against claims by Applera or others could result in a material adverse effect on Affymetrix' business, financial condition and results of operations.

ITEM 5. OTHER INFORMATION

RISK FACTORS

    An investment in the Company's common stock involves a high degree of risk. The reader should carefully consider the risks described below before making an investment decision.

THE COMPANY HAS A HISTORY OF OPERATING LOSSES AND MAY INCUR FUTURE LOSSES.

    The Company has experienced significant operating losses each year since its inception. For example, it experienced net losses of approximately $26.8 million in 1998, $25.5 million in 1999 and $54.0 million in 2000. It had an accumulated deficit of approximately $178.2 million as of December 31, 2000 and approximately $202.9 million as of September 30, 2001. Its losses have resulted principally from costs incurred in research and development and from general and administrative costs associated with its operations. Historically, these costs have exceeded revenues and interest income, which, to date, have been generated principally from product sales and technology access fees, license fees and royalties, collaborative research and development agreements, government research grants and cash and investment balances.

THE COMPANY HAS HAD ONLY ONE QUARTER OF PROFITABILITY AND MAY NEVER ACHIEVE SUSTAINED PROFITABILITY.

    Although the Company's operating results for the quarter ended September 30, 2000 marked the first profitable quarter in the Company's history, the Company incurred a net loss of $54.0 million for the year ended December 31, 2000 and a net loss of $4.8 million for the quarter ended September 30, 2001 and cannot guarantee future profitability. Among other things, the Company's ability to achieve sustained profitability will depend upon its ability to:

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

THE COMPANY'S OPERATING RESULTS MAY BE NEGATIVELY IMPACTED IN THE EVENT OF A DOWNTURN IN THE GLOBAL ECONOMIC CLIMATE OR UNCERTAINTIES OR SPECIFIC FACTORS AFFECTING THE INDUSTRIES INTO WHICH THE COMPANY SELLS ITS PRODUCTS.

    The revenue growth and profitability of the Company's business depends on the overall demand for its products which can be negatively impacted by general economic conditions affecting the industries into which the Company sells its products. Weakness in the global economy and challenging market conditions has resulted, and may continue to result, in softening demand for the Company's products. As a consequence, the Company's revenues and earnings may decrease and the Company may be required to incur charges in connection with writedowns of certain of its assets. In addition, industry specific factors in the pharmaceutical industry, such as consolidation trends, have impacted, and may continue to impact purchasing decisions by pharmaceutical companies for the Company's products. This and other industry specific factors in the pharmaceutical industry could significantly reduce demand for the Company's products, and harm its business, operating results, financial condition and prospects.

THE COMPANY'S STRATEGIC EQUITY INVESTMENTS IN PUBLICLY TRADED AND NON-PUBLICLY TRADED COMPANIES MAY RESULT IN LOSSES AND AS A RESULT MAY HAVE A NEGATIVE IMPACT ON THE COMPANY'S EARNINGS.

    The Company periodically makes strategic equity investments in various publicly traded and non-publicly traded companies with businesses or technologies that may complement the Company's business. The market values of these strategic equity investments may fluctuate due to market conditions and other conditions over which the Company has no control. Fluctuations in the market price and valuations of the securities that Affymetrix holds in other companies may require the Company to record losses related to its ownership interest and may result in an impairment in the value of the securities underlying the Company's investment. This could result in future changes on the Company's earnings and as a result, it is uncertain whether or not the Company will realize any long term benefits associated with these strategic investments.

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

    Currently, the Company's principal competition comes from existing DNA probe array and other technologies that are used to perform many of the same functions for which the Company markets its GeneChip® products. In order to compete against existing and newly developed technologies and maintain pricing and gross margins, the Company needs to successfully demonstrate to potential customers that its GeneChip® products provide improved performance and capabilities at an acceptable price. A large number of publicly traded and privately held companies, including Agilent Technologies, Inc., Corning, Inc., CuraGen, Inc., Gene Logic, Inc., General Scanning, Inc., Genome Solutions, Inc., Hitachi, Ltd., Illumina, Inc., Incyte Genomics, Inc./Synteni, Inc., Lynx Therapeutics, Inc., Motorola, Inc. and Sequenome, Inc. also are developing or have developed DNA probe based assays or other products and services, some of which may be competitive with the Company's.

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

    The GeneChip® system is a complex set of products and includes DNA probe arrays, which are produced in an innovative and complicated manufacturing process. The Company tests only selected probe arrays from each wafer and only selected probes on such probe arrays. The Company therefore relies on internal quality control procedures to verify the correct completion of the manufacturing process. Also, the Company and its customers rely on the accuracy of genetic sequence information contained in databases upon which its products are based. It is therefore possible that probe arrays that do not meet all of the Company's performance specifications may not be identified before they are shipped. Due to the complexity and limited operating history of these products, the Company has from time to time experienced technical problems. The Company has plans to continue to invest substantial resources to ensure the accuracy of the sequence information used to design its probe arrays prior to the commercial release of its products but there can be no assurance that additional technical problems will not occur. The Company believes its acquisition of Neomorphic, Inc., a privately held bioinformatics company, will further enable it to refine and ensure the accuracy of the public domain sequence databases. Despite these efforts, because of the rapidly evolving nature of the public domain sequence databases, sequence errors and ambiguities may not be found prior to the commercial release of a product. The magnitude and importance of these errors depends on multiple and complex factors that the Company considers in determining appropriate actions to meet customer needs.

    For example, in the first quarter of 2001 the Company discovered ambiguities in the UniGene U74 database build that was used in the design of the Murine Genome U74 Set of GeneChip® arrays. As a result, the Company has redesigned these arrays and has had discussions with its affected customers to address their individual needs and to offer certain replacement arrays to these customers. The Company evaluated the financial impact of providing these replacement arrays and recorded a charge in the fourth quarter of 2000 of $1.8 million and an additional charge of approximately $0.8 million in the first quarter of 2001. In addition, due to customer concern over the accuracy of the probe sequences on its arrays, sales of the Murine Genome U74 set of arrays as well as other products have been and may be delayed or negatively impacted. The inability of the Company to timely deliver acceptable products would likely adversely affect the Company's relationship with its customers, and could have a material adverse effect on its business, financial condition and results of operations.

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

    Intellectual property rights are essential to the Company's business. The Company is engaged in significant litigation with its competitors regarding its intellectual property rights. The Company has filed patent infringement actions against Incyte Genomics and Synteni to enforce its U.S. Patent Nos. 5,445,934, 5,744,305, 5,800,992, 6,040,193 and 5,871,928. Incyte has filed patent infringement claims against the Company alleging infringement of certain of its patents and also has asserted various state law claims against the Company in the cases. Incyte and Synteni have also asserted that certain of Affymetrix' patents that are the subject of the litigation are not infringed, are invalid and are unenforceable. Subsequently, Incyte filed a summary judgment motion asserting some of its products are not covered by some of the claims asserted by the Company. On May 2, 2001, the Court entered partial summary judgment that certain of Incyte's products do not infringe the `934 patent or certain claims of the `305 patent. On May 8, 2001, the Court determined that the term "substantially complementary," as used in claims 1 and 3 of the Affymetrix `992 patent, is indefinite within the meaning of the federal Patent Act. On September 20, 2001, the Court issued a summary judgment order in Affymetrix' lawsuit against Incyte denying Incyte's motion that the `305 patent was invalid on the basis that the term "predefined region" was not described in the patent's specification. In addition, on October 3, 2001, the Court invalidated Affymetrix' `992 patent based on indefiniteness of certain claims in the patent and lack of written description in the specification of the patent. Affymetrix' infringement case against Incyte under Affymetrix' `305 patent is scheduled for trial in April 2002 together with Affymetrix' claims against Incyte under Affymetrix' `934 patent.

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

BECAUSE GLAXO WELLCOME OWNS A SIGNIFICANT PORTION OF THE COMPANY'S OUTSTANDING CAPITAL STOCK, GLAXO MAY BE ABLE TO INFLUENCE THE OUTCOME OF STOCKHOLDER VOTES OR THE MARKET PRICE OF THE COMPANY'S STOCK.

    As of September 30, 2001, Glaxo Wellcome plc, ("Glaxo") and its affiliates beneficially owned approximately 13% of the Company's outstanding common stock. Accordingly, Glaxo may be able to exercise influence over the Company's business and over matters subject to stockholder votes, including votes concerning the election of directors, adoption of amendments to the Company's certificate of incorporation and bylaws and approval of mergers and other significant corporate transactions. Moreover, the Company's stock price may drop if Glaxo or any of its affiliates sells a significant amount of the Company's stock or if investors interpret any sale of the Company's stock by Glaxo or any of its affiliates as a sign of weakness in the Company's business.

THE COMPANY MAY NOT BE ABLE TO REALIZE THE BENEFITS OF ACQUISITIONS.

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

FUTURE ACQUISITIONS MAY DISRUPT THE COMPANY'S BUSINESS AND DISTRACT COMPANY MANAGEMENT.

    The Company has previously engaged in acquisitions and expects to continue to do so. The Company may not be able to identify suitable acquisition candidates, and if the Company does identify suitable candidates, it may not be able to make such acquisitions on commercially acceptable terms or at all. If the Company acquires another company, the Company may not be able to successfully integrate the acquired business into the Company's existing business in a timely and non-disruptive manner or at all. The Company may have to devote a significant amount of time and resources to do so. Even with this investment of time and resources, an acquisition may not produce the revenues, earnings or business synergies that the Company anticipates. If the Company fails to integrate the acquired business effectively or if key employees of that business leave, the anticipated benefits of the acquisition would be jeopardized. The time, capital management and other resources spent on an acquisition that fails to meet the Company's expectations could cause the Company's business and financial condition to be materially and adversely affected. In addition, acquisitions can involve non-recurring charges and amortization of significant amounts of goodwill and deferred stock compensation that could adversely affect the Company's results of operations.

THE MARKET PRICE OF THE COMPANY'S COMMON STOCK IS EXTREMELY VOLATILE, AND THE VALUE OF ITS COMMON STOCK MAY DECREASE SUDDENLY.

    For a number of reasons, the market price of the Company's common stock is extremely volatile, and the value of its common stock may be significantly less than the market value of that stock today. To demonstrate the volatility of the Company's stock price, during the twelve-month period ending on September 30, 2001, the volume of its common stock traded on any given day has ranged from 271,000 to 15,480,900 shares, a 5,613% difference. Moreover, during that period, its common stock has traded as low as $14.50 per share and as high as $87.25 per share, a 502% difference. Based on the reported high and low prices, the market price of the Company's common stock has changed as much as $15.38 per share in a single day and its market price has changed more than $10 per share 9 times in a single day during the twelve-month period ending September 30, 2001.

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

(7)
Incorporated by reference to Exhibit 4.4 to the Registrant's registration statement on Form S-3 as filed on May 11, 2000 (File No. 333-36790).

(8)
Incorporated by reference to Exhibit 4.3 filed with Registrant's registration statement on Form S-3 as filed on May 11, 2000 (File No. 333-36790).

(b)
REPORTS ON FORM 8-K:

    No reports on Form 8-K were filed for the three month period ended September 30, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 13, 2001	AFFYMETRIX, INC.
	By:	/s/ GREGORY T. SCHIFFMAN
	Name:	Gregory T. Schiffman
	Title:	Vice President and Chief Financial Officer

AFFYMETRIX, INC.

EXHIBIT INDEX
SEPTEMBER 30, 2001

Exhibit Number		Description of Document
3.1	(1)	Restated Certificate of Incorporation.
3.2	(2)	Bylaws.
3.3	(3)	Amendment No. 1 to the Bylaws dated as of April 25, 2001.
4.1	(4)	Rights Agreement dated October 15, 1998 between Affymetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent.
4.2	(5)	Indenture dated as of September 22, 1999, between Affymetrix, Inc. and The Bank of New York, as Trustee.
4.3	(6)	Amendment No. 1 to Rights Agreement, dated as of February 7, 2000, between Affymetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent.
4.4	(7)	Indenture, dated as of February 14, 2000 between Affymetrix, Inc. and The Bank of New York, as Trustee.
4.5	(8)	Registration Rights Agreement, dated as of February 14, 2000, between Affymetrix, Inc. and certain purchasers listed on the signature page thereto.

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

(7)
Incorporated by reference to Exhibit 4.4 to the Registrant's registration statement on Form S-3 as filed on May 11, 2000 (File No. 333-36790).

(8)
Incorporated by reference to Exhibit 4.3 filed with Registrant's registration statement on Form S-3 as filed on May 11, 2000 (File No. 333-36790).

QuickLinks

  PART I. FINANCIAL INFORMATION
  ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
AFFYMETRIX, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)
AFFYMETRIX, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)
AFFYMETRIX, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS (in thousands) (unaudited)
AFFYMETRIX, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2001 (unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
AFFYMETRIX, INC. EXHIBIT INDEX SEPTEMBER 30, 2001