Form 10-K405
period 2001-12-31
AFFYMETRIX INC
filed 2002-03-29
CIK 913077

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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
Common Stock, $0.01

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        The aggregate market value of voting common stock held by non-affiliates of the registrant (based on the closing price for the common stock on the Nasdaq National Market on March 20, 2002) was approximately $1,444.8 million. As of March 20, 2002, 58,066,524 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain sections of the Proxy Statement to be filed in connection with the 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K Report where indicated.

AFFYMETRIX, INC.

FORM 10-K
DECEMBER 31, 2001

PART I

ITEM 1. BUSINESS

        All statements in this Form 10-K that are not historical are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act as amended, including statements regarding our "expectations", "beliefs", "hopes", "intentions", "strategies" or the like. Such statements are based on our current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. We caution investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the risk factors discussed in this Annual Report on Form 10-K. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

        We are recognized as a market leader in creating breakthrough tools that are driving the genomic revolution. We develop and commercialize systems that help scientists alleviate human suffering and improve the quality of life by applying the principles of semiconductor technology to the life sciences. Our integrated GeneChip® platform consists of disposable DNA probe arrays containing gene sequences on a chip, certain reagents for use with the probe arrays, a scanner and other instruments to process the probe arrays, and software to analyze and manage genetic information from the probe arrays. Related microarray technology offered by us includes instrumentation, software and licenses for fabricating, scanning and collecting and analyzing results from low density microarrays. We commenced commercial sales of the GeneChip® system for research use in April 1996 and currently sell our products directly to pharmaceutical, biotechnology, agrochemical, diagnostics and consumer products companies as well as academic research centers, government research laboratories, private foundations and clinical reference laboratories in the United States and Europe. We also sell our products through authorized distributors, principally in Japan and the Asia Pacific region. For information regarding revenues attributable to geographic areas, see Note 15 to the Notes to Consolidated Financial Statements.

        Our business and operations were commenced in 1991 by Affymax N.V. ("Affymax") and were initially conducted within Affymax. In March 1992, we incorporated as a California corporation and a wholly owned subsidiary of Affymax and in September 1998 we reincorporated as a Delaware corporation.

BACKGROUND

  GENES AND DISEASE

        The entire genetic content of an organism is known as its genome. DNA is the molecule that makes up genomes and encodes genetic instructions in genes. These instructions are embodied in the specific sequences of the four nucleotide bases (A, C, G and T) that are the chemical building blocks of DNA. The DNA molecule is a combination of two strands held together by chemical bonds between nucleotide bases on one strand and the bases on the other strand. Only certain pairs of nucleotide bases can form these bonds: C always pairs with G, and A always pairs with T. Such paired DNA strands are said to be complementary. When two DNA strands are complementary, they can bind together to form a double helix in a process called hybridization. Our GeneChip® technology relies on this principle of hybridization to analyze genetic information.

        Cells carry out their normal biological functions through the genetic instructions encoded in their DNA. This genetic process, known as gene expression, involves several steps. In the first step, nucleotides in a gene are copied into a related nucleic acid molecule called RNA. RNA instructs the cell to produce proteins. Proteins are molecules that regulate or perform most of the physiological functions of the body. Because the order of nucleotides in each gene is different, each gene directs the production of a different protein or proteins. An organism's characteristics are thus ultimately determined by the proteins encoded by its DNA and the interaction of those proteins with the environment.

        Increased awareness of the role of genes in regulating the functions of living organisms has generated a worldwide effort to identify and sequence genes and genomes of many organisms, including the estimated three billion nucleotide pairs of the human genome. In February 2001, the effort led by the Human Genome Project and related academic, government and industry research projects resulted in a first complete draft of the human genome sequence. It is anticipated that many years of additional research will be required to understand the specific functions and roles in disease of each of these genes and their patterns of interaction. This research, commonly referred to as genomics, is leading to a new healthcare paradigm where disease is understood at the molecular level, allowing patients to be diagnosed according to genetic information and then treated with drugs designed to work on specific molecular targets. Ultimately, in addition to diagnosis and treatment, prevention and cure of disease might also be possible based on genetic information.

  GENETIC VARIABILITY

        The diversity of living organisms results from variability in their genomes and their interaction with the environment. Variability stems from differences in the sequences of genes and from differences in levels of gene expression, partly as a result of interaction of the organism and its genes with the environment. In order to understand the impact of genetic variation on health, disease and other aspects of the human condition, scientists must compare both sequence variation and gene expression patterns from healthy and diseased individuals and tissues. We believe that our GeneChip® technology simplifies, accelerates and reduces the cost of understanding genetic information (both expression and sequence) and creates new opportunities in health management.

  EXPRESSION VARIABILITY

        Differences in the timing and levels of gene expression, the transcription of genes into RNA, in cells or tissues often reflect the interface of genes and the environment. Although most cells contain an organism's full set of genes, each cell expresses only a fraction of this set in different quantities and at different times. The expression of the wrong or defective genes, or the overexpression or underexpression of normal genes have been associated with human diseases, as well as treatment failures in specific patient populations. By identifying genes that are differentially expressed in particular diseases or patient populations, new targets might be identified and validated for which new therapies can then be developed. Expression monitoring may also help demonstrate the likely effectiveness of new as well as existing therapeutic agents and may lead to the development of new therapeutics and diagnostic tools. Before the advent of DNA array techniques, relative levels of gene expression were monitored primarily through a costly and time-consuming process of sequencing many copies of each gene. We believe DNA array technologies such as our GeneChip® system have significant advantages over older expression profiling techniques. Furthermore, we believe that our GeneChip® technology offers significant advantages over other DNA array technologies.

  SEQUENCE VARIABILITY

        Changes in the sequences of genes may be introduced by environmental or other factors, such as errors in replication of genes. These changes are known as polymorphisms, and the affected genes can be passed from generation to generation. In some cases, polymorphisms have no or an undetectable effect on the biology of the organism. However, in other cases, polymorphisms can result in the altered function or expression of the protein encoded by the gene. Such polymorphisms are commonly referred to as mutations. Mutations in single genes have been associated with diseases such as cystic fibrosis and sickle cell anemia, while mutations in multiple genes have been associated with diseases such as cancer, cardiovascular disease and diabetes. By screening for polymorphisms, researchers seek to correlate variability in the sequence of genes with a specific disease. By sequencing genes of interest from a large number of healthy and diseased persons, researchers are able to correlate specific gene polymorphisms with the disease. However, a typical polymorphism association project on one disease might currently require sequencing 100 genes of 3,000 nucleotide bases each in up to 500 patients, or a total of 150 million bases. We believe that our GeneChip® technology has advantages over conventional gel-based techniques for performing large genetic correlation studies. Through our relationship with Perlegen Sciences, Inc., our GeneChip® technology is being utilized in high throughput polymorphism discovery and analysis projects to enable researchers to identify these correlations.

  OPPORTUNITIES ARISING FROM GENETIC VARIABILITY

        The analysis of genetic variability in organisms is revealing polymorphisms and differences in gene expression patterns that correlate with diseases, prognoses for diseases, and likely therapeutic outcomes. Understanding this variability provides new opportunities for therapeutic intervention that can be more narrowly focused and therefore safer and more efficacious than drugs that affect broader biological pathways. We believe that our GeneChip® system can facilitate the drug discovery and development process and improve the effectiveness and efficiency of health care by providing a powerful tool to identify appropriate pathways for therapeutic intervention, evaluate lead compounds, and assess the safety and efficacy of these compounds on biological systems.

        In addition to identifying opportunities for the discovery and development of new therapeutics, understanding of sequence and expression variability in organisms may have the potential to effect a major paradigm shift in the health management and diagnostics industries. Further, information available from many current diagnostic tests often provides insufficient information as to the origin, outlook, and potential treatment options for a particular illness. Access to complex genetic information, such as changes in gene sequences or expression patterns that have previously been correlated with particular outcomes, has the potential to provide guidance on appropriate therapeutic regimens. The high potential of this information is in reducing total health care costs and improving the quality of life. For example, by determining that a patient's tumor can be classified into a category that will respond to chemotherapy, the health care provider may select the safest and most effective therapeutic regimen thereby improving the patient's quality of life and health while reducing costs.

OUR BUSINESS STRATEGY

        Our business strategy is to capitalize on our leadership position in the DNA probe array field by applying our GeneChip® technologies to three primary areas: gene expression monitoring, DNA analysis and health management. We are commercializing our GeneChip® probe array technologies for sale to pharmaceutical, biotechnology, agrochemical, diagnostics and consumer products companies as well as academic research centers, private government research foundations and clinical reference laboratories by demonstrating our advantages over other tools used for genetic analysis.

  GENE EXPRESSION MONITORING

        Gene expression monitoring is a valuable tool for identifying correlations between genes, their biological functions and disease. To facilitate the monitoring of gene expression, we design and manufacture probe arrays with single stranded DNA molecules that are complementary to sequences within genes of interest. By synthesizing specific probes for multiple genes on a single probe array, we enable researchers to quickly, quantitatively and simultaneously monitor the expression of a large number of genes of interest. By monitoring the expression of such genes under different conditions and at different times, researchers can use the probe arrays to understand the dynamic relationship between gene expression and biological activity. We believe that such information will be an important tool in the understanding of gene function and the development of new drugs and health management tools.

        We are currently selling a portfolio of standard and custom expression monitoring GeneChip® arrays. Our current offering of standard arrays includes products that monitor the expression of the majority of full length and partial gene sequences contained in publicly available sequence databases that correspond to human, mouse, rat, Drosophila, yeast, E. coli and Arabidopsis organisms. We have established a GeneChip® CustomExpress™ array program enabling customers to design affordable arrays tailored to their specific research needs. Our CustomExpress™ arrays allow customers to select probes from any of our probe sequences as well as incorporating probes from their own proprietary gene sequences. These arrays are then produced utilizing the same manufacturing technologies as our GeneChip® whole genome expression arrays.

        In addition, we offer custom array services for expression analysis. We can, through our wafer based manufacturing process, make arrays of different information content, from whole genomes to selected subsets for higher throughput applications such as drug safety and clinical trials.

        We are commercializing the expression monitoring applications of our technology for use in life sciences research and drug discovery and development by pharmaceutical, biotechnology, and university research organizations. We offer a variety of sales programs to our technology, such as the EasyAccess™ Gold and EasyAccess™ Tiered Silver, AcademicAccess™ and BiotechAccess™ subscription packages.

        Some of our sales programs for our expression monitoring applications include a pricing model that reflects performance specifications, the number of data points represented on the array, and the value of the gene collections being monitored on a particular GeneChip® probe array. Actual pricing of the GeneChip® expression probe arrays under these programs depends on a number of additional factors, including the magnitude of the customer's research effort and volume commitment to us, whether the customer is an academic or commercial institution, and whether the customer intends to offer screening services or sell databases.

        Under our EasyAccess™ programs, customers make upfront payments to us in exchange for preferential pricing, discounts on custom design services, discounts on intellectual property licenses, and other preferred customer support for a defined period of time. Selected expression profiling customers with whom we have existing supply agreements for GeneChip® expression monitoring arrays include F. Hoffman-La Roche, Ltd., Gene Logic, Inc., GlaxoSmithKline plc, Millennium Pharmaceuticals Corporation, Sankyo Co., Ltd., Howard Hughes Medical Institute, Harvard University, Medical Research Council (UK) and University of Tokyo.

  DNA ANALYSIS

        As genes in the human genome are identified, sequenced and mapped, the value of understanding the variability of sequences among individuals increases. Researchers determine the normal sequence of the gene, which mutations or polymorphisms exist, and whether these variations correlate with a disease or other aspect of the human condition. This currently requires the sequencing of samples from a large number of affected and unaffected individuals. Furthermore, during clinical trials, we believe that pharmacogenetics (the understanding of the impact that genetic variation has on therapeutic effectiveness and toxicity) will become increasingly important. By using our sequence checking strategies, we believe that our GeneChip® probe arrays could significantly reduce the cost and time required for high-volume polymorphism analysis, which is currently performed through more labor-intensive techniques.

        We have initiated product research and development efforts on several DNA analysis probe arrays and variant detection analysis systems and formed collaborations to accelerate the development of our polymorphism databases and genotyping products. The first such GeneChip® gene mapping array, the GeneChip® HuSNP array was launched during 1999. In December 1999, we entered into a collaboration with Orchid BioSciences, Inc. to develop reagent kits for our GenFlex® Tag array, which is designed to give researchers the flexibility to simultaneously analyze large numbers of polymorphisms of their choosing. This array, which was introduced in April 2000, enables the simultaneous interrogation of up to 2,000 customer-defined reaction products in a single experiment. We expect these arrays to be adopted for a wide range of assays, including genotyping of single nucleotide polymorphisms. The GenFlex® Tag array contains 2,000 oligonucleotides designed to have optimized hybridization properties to act as capture probes for each of 2,000 unique nucleic acid Tag sequences. Assays can then be designed in which a Tag sequence is incorporated into the reaction products. Hybridization to the GenFlex® Tag array then allows up to 2,000 reaction products to be analyzed. We expect that this flexible strategy will allow for assays to be customized around the same standard array without the need for new array designs.

        In October 2000, we formed Perlegen Sciences, initially a wholly owned subsidiary. Perlegen uses our high-density, whole-wafer microarray technology in combination with new approaches to sample preparation to scan entire human genomes. From Perlegen's inception through March 30, 2001 the operating results of Perlegen were consolidated into our financial statements. We contributed to Perlegen certain intellectual property with no cost basis and we have rights to use and commercialize certain data generated by Perlegen in the array field. If such data is used, we will pay Perlegen royalties based on array sales. No royalties have been paid to date.

        On March 30, 2001, Perlegen completed a private financing with outside investors raising $100 million, which reduced our ownership position in Perlegen to approximately 53%. Two of these outside investors include trusts of which two of our current directors are trustees. The investments by these trusts represent less than $0.6 million of the total financing for Perlegen. We, and certain of our affiliates, including our chief executive officer Stephen P.A. Fodor, have placed a portion of our collective holdings (approximately 8%) into an irrevocable voting trust, relinquishing certain voting rights and, as such, we have relinquished control of Perlegen. The trustee, State Street Bank and Trust Company of California, N.A., is required to vote the shares held in the trust on all matters subject to shareholder vote in proportion to the votes of all non-Affymetrix shareholders. The voting trust will remain in place until we and our affiliates cease to be the beneficial owners of 45% of the total voting power of all of the voting capital stock of Perlegen. We have the right to designate three members of Perlegen's Board of Directors which shall consist of not more than seven members. We have appointed two out of three of our designees to the current six member Perlegen Board. Our two current designees to Perlegen's Board are also members of our Board of Directors.

        We account for our 53% ownership interest in Perlegen on the equity method as we and our affiliates collectively control less than 50% of the voting shares of Perlegen and also do not control the strategic, operating, investing and financing activities of Perlegen. As our investment in Perlegen has no basis for accounting purposes under generally accepted accounting principles, we have not recorded any proportionate share of Perlegen's operating losses in our financial statements since the completion of Perlegen's financing.

        Pursuant to a supply agreement with Perlegen, we sell whole wafers to Perlegen for use in Perlegen's research and development activities at our fully burdened cost of manufacturing. If Perlegen uses the wafers or arrays supplied by us in commercial activities for the benefit of third parties, then Perlegen is obligated to make additional payments for such wafers so that we receive normal commercial margins on these wafers. Revenue and cost of revenue for 2001 was $11.5 million and is reflected in the accompanying consolidated statements of operations. At December 31, 2001, the amounts due from Perlegen were $9.2 million and have been included in accounts receivable in our consolidated balance sheet. Amounts due from Perlegen are payable to us on our normal commercial terms. We have no obligations to provide funding to Perlegen nor do we guarantee or otherwise have any obligations related to the liabilities or results of operations of Perlegen or its investors.

  HEALTH MANAGEMENT

        Health management is an emerging field that seeks to improve the effectiveness of health care by collecting information on patients at various times from diagnosis to the end of therapy and subsequently measuring the outcomes of treatment alternatives. We believe that genetic analysis will be a core component of health management. We have therefore begun to develop GeneChip® assays for this purpose and believe that such assays will facilitate more efficient and effective patient management. We are focusing on the development and commercialization of health management products in cancer, infectious diseases and other areas, including drug metabolism.

        To further our health management strategy, we have established partnerships and customer relationships with leading academic researchers and pharmaceutical and biotechnology companies. We are working closely with key partners and expect that new products will be released in this area in the future.

        We believe that additional instrumentation and automation will need to be developed to allow for handling the large volume testing anticipated in the clinical diagnostic setting. We have formed collaborations and intend to further partner with, or license technology to, established diagnostic companies to develop, seek regulatory approval, and commercialize probe arrays and instrumentation for broader clinical use of health management probe arrays.

        In bacteriology, we have entered into collaborative development agreements and an associated supply agreement for probe arrays with bioMérieux, Inc. ("bioMérieux") to identify the species and drug resistance profiles of bacteria causing human infection. The agreements also allow for the development of DNA probe arrays for viral clinical diagnostic tests in the fields and food and industrial testing on a non-exclusive basis.

        In the virology and drug metabolism fields, we have entered into a non-exclusive collaborative development agreement with Roche Molecular Systems, Inc. ("Roche Molecular Systems") to develop probe array-based diagnostic products. Under the terms of the agreement, the parties are collaborating to develop mutually agreed upon arrays directed to selected genes, as well as associated instrumentation and reagents.

        We have also entered into a series of agreements with Beckman Coulter, Inc. ("Beckman") that gives Beckman the right to develop probe array-based diagnostic products that would use some elements of our GeneChip® technology.

TECHNOLOGY

        Our GeneChip® probe array technology and systems integrate semiconductor fabrication techniques, solid phase chemistry, molecular biology, software and robotics. The GeneChip® system consists of several integrated components: disposable DNA probe arrays containing genetic information on a chip housed in a cartridge, reagents for extracting and labeling target nucleic acid, a fluidics station for introducing the test sample to the probe arrays, a hybridization oven for optimizing the binding of samples to the probe arrays, a scanner to read the fluorescent image from the probe arrays, and software to control the instruments and to analyze and manage the resulting genetic information. The GeneChip® system is designed to be used by pharmaceutical, biotechnology, agrochemical, diagnostics and consumer products companies as well as university research centers, private research foundations and clinical reference laboratories. Our spotted array system enables individual researchers to create and analyze custom microarrays on an easy-to-use platform which consists of the Affymetrix 427 Arrayer and the Affymetrix 428 Array Scanner.

  GENECHIP® PROBE ARRAYS

        We produce our GeneChip® probe arrays using a process based on semiconductor photolithographic fabrication techniques, which enables us to assemble vast amounts of genetic information on a small glass chip called a probe array. The genetic information is contained in sequences of DNA probes that are built on the glass chip. We believe that this technology enables the efficient use of a large number of DNA probes to analyze DNA or RNA sequences in a test sample.

        We use photolithography to synthesize a large variety of predetermined DNA sequences simultaneously in specific locations on a glass chip. Photolithography is a technique, which uses light to create exposure patterns on the glass chip and induce chemical reactions. The process begins by coating the chip with light-sensitive chemical compounds that prevent chemical coupling. The light sensitive compounds are called protecting groups. Lithographic masks, which consist of predetermined patterns that either block or transmit light, are used to selectively illuminate the glass surface of the chip. Only those areas exposed to light are deprotected and thus activated for chemical coupling through removal of the light-sensitive protecting groups. The entire surface is then flooded with a solution containing the first in a series of DNA building blocks (A, C, G or T). Coupling only occurs in those regions that have been deprotected through illumination. The new DNA building block also bears a light-sensitive protecting group so that the cycle can be repeated. This process of exposure to light and subsequent chemical coupling can be repeated many times on the same chip in order to generate a complex array of DNA sequences. The intricate illumination patterns allow us to build high-density arrays of many diverse DNA sequences in a small area. We can manufacture a large number of identical or different DNA probe arrays on a glass wafer, which is then diced into individual probe arrays.

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

        Our GeneChip® technology enables us to synthesize with high density a large number of chemically diverse DNA sequences. Unlike conventional synthesis techniques, which generally use a linear process to create compounds, our synthesis technology is combinatorial, in that the number of different compounds synthesized grows exponentially with the number of cycles in the synthesis. Currently available commercial arrays contain over 500,000 probes, each containing multiple copies of a unique DNA sequence, and require 70 to 80 synthesis cycles.

        The function of each single-stranded probe on the GeneChip® probe array is to bind to its complementary single strand of DNA or RNA from a biological sample. Each feature on the GeneChip® probe array contains multiple copies of a single strand of DNA. The DNA to be tested is isolated from a sample, such as blood or biopsy tissue, and fluorescently labeled by one of several standard biochemical methods. The labeled test sample is then washed over the probe array, where it hybridizes to its complement on the array. When scanned by the laser, the test sample generates a fluorescent signal. The locations where fluorescent signal is detected correspond to sequences complimentary to the test sample. Sequence variation or the concentration of the nucleic acid sample can be determined by detecting the relative strength of these signals since the sequence and position of each complementary DNA probe on the probe array is known.

  INSTRUMENTATION

        The hybridization oven is used to control the timing and temperature required for hybridization of the test sample to the probe array. The fluidics station is used to control exposure of the hybridized probe array to solutions containing labeled material that will bind to the test sample that has been hybridized to the probe array. The fluidics station controls the delivery of labeled material and reagents across the probe array. The fluidics station can process four probe arrays simultaneously. The fluidics station protocols conclude with a reagent wash that leaves the labeled, hybridized test sample bound to the probe array.

        After completion of protocols on the fluidics and hybridization stations, the cartridge containing the probe array is placed in the scanner which reads the probe array. The scanner consists of a laser, high-resolution optics, robotics to position and scan the probe array, a fluorescence detector and an interface to a personal computer. The labeled material that is bound to the hybridized test sample emits fluorescent signals when exposed to the light from the laser. The location and intensity of the fluorescent signal is recorded by the scanner and stored in the computer. The current scanner, which is supplied to us by Agilent Technologies, Inc. ("Agilent Technologies"), formerly a part of Hewlett-Packard Company, was introduced in April 1997.

  SOFTWARE

        The GeneChip® operating system software is supplied as part of the integrated system and runs on an industry standard PC platform. The fluorescence intensity data captured from the scanner are used in conjunction with computer files containing the probe sequence and location of all the probes on the probe array to determine the expression level of a particular gene or identify particular DNA sequence variations of the test sample. The Affymetrix® Microarray Suite software controls the scanner used to scan our GeneChip® probe arrays, as well as the fluidics stations. Microarray Suite also acquires image data from the scanner and applies various algorithms to analyze the images and provide results from GeneChip® array experiments. The Affymetrix Jaguar™ software provides similar functions with respect to scanning and image analysis based on spotted arrays generated by the Affymetrix 427™ Arrayer. The experimental results, as well as other data, may also be provided to a data management software program called the Affymetrix® Laboratory Information Management System ("LIMS"). LIMS manages and tracks gene expression data generated by the Microarray Suite software through a workflow based tracking system. Experimental results provided either by the Microarray Suite or Jaguar™ software may be provided to the Affymetrix® Data Mining Tool for further data mining and analysis. Before data from the Jaguar™ software is provided to the Data Mining Tool, it is "published" by the Affymetrix® MicroDB™ software program into a format that conforms with standards established by the Genetic Analysis Technology Consortium. The GeneChip® Expression Data Mining Tool ("EDMT") and LIMS software products allow for sophisticated analyses of gene expression results and provide a means of linking and integrating this information with other databases.

        In July 2001, we launched the NetAffx™ website (www.netaffx.com) which is a new web-based tool for users of our technology. The NetAffx™ website is our first Internet resource designed to streamline and integrate access to the data generated by our GeneChip® arrays with biological information available in public and private databases. We have also posted on the NetAffx™ website our proprietary probe sequences for non-commercial use. Customers may also use NetAffx™ tools and information to choose genes or groups of genes to design and order GeneChip® CustomExpress™ probe arrays on-line.

        In October 2000, we acquired Neomorphic, Inc. ("Neomorphic"), a privately-held computational genomics company that developed proprietary software algorithms and computing infrastructure to analyze, assemble and annotate genomic and expressed gene sequence data. We are using this acquired computational genomics and bioinformatics expertise to develop new products based on information from the Human Genome Project and from the genomes of model organisms such as mouse, rat, Drosophila and Arabidopsis. Additionally, we are developing bioinformatics tools to provide advanced analysis tools for data generated using GeneChip® arrays. These capabilities were applied in designing our new whole genome human array product, the HG-U133, which is our first product designed from the assembled draft of the human genome, and in creating and launching the NetAffx™ website.

OUR COLLABORATIVE PARTNERS

        Our strategy is to establish the GeneChip® system as the platform of choice for analyzing complex genetic information, expand the applications of our technology and acquire access to complementary technologies and resources. Accordingly, we have entered into and intend to enter into additional collaborative agreements to further this strategy. Table 1 sets forth a selected list of collaborators with whom we have current agreements, the related products and programs and the commencement dates of the most recent agreement.

TABLE 1. SUMMARY OF SELECTED COLLABORATORS AND LICENSEES

Company	Type of Agreement	Date
Hyseq, Inc. (Callida Genomics, Inc., N-Mer, Inc.)	Collaboration agreement for the development and commercialization of a high speed DNA sequencing chip	October 2001
Millennium Pharmaceuticals, Inc.	Collaborative research and development agreement	October 2001
Encode ehf. (wholly-owned subsidiary of deCODE genetics, Inc.)	Collaborative agreement focused on DNA-based tests to optimize the effectiveness of treatments for major diseases	July 2001
Orchid BioSciences, Inc.	Supply agreement for Orchid to distribute genotyping kits containing GeneChip® arrays	July 2001
Foundation for the National Institutes of Health, Inc. (Mouse Genome Sequencing Initiative)	Collaborative agreement to provide funding for the public determination of the DNA sequence of the mouse genome	October 2000
Beckman Coulter, Inc.	Agreement to supply GeneChip® arrays to Beckman for health management products	July 1998
Enzo Diagnostics, Inc.	Agreement for Enzo to Supply GeneChip® labeling kits	April 1998
Roche Molecular Systems, Inc.	Collaborative agreement to develop health management arrays	February 1998
Bristol-Myers Squibb Company, Whitehead Institute	Collaborative agreement focused on functional genomics and polymorphism discovery	April 1997, Amended June 2001
Agilent Technologies, Inc.	Scanner supply agreement to Affymetrix	January 1997
bioMérieux, Inc.	Collaborative agreements focused on bacteriology and virology health management products; industrial and food testing products	September 1996, December 1997, and January 1998

  HYSEQ, INC.

        In 2001, Hyseq created a new majority-owned subsidiary, Callida Genomics, Inc. ("Callida"), which will focus on the development and commercialization of Hyseq's sequencing-by-hybridization ("SBH") technology. Hyseq contributed all of its SBH patents to Callida. We have an initial 10% equity interest in Callida. Callida has entered into a collaboration arrangement with us, through Callida's wholly owned subsidiary, N-Mer, Inc. ("N-Mer"), for the development and commercialization of a high speed DNA sequencing chip. See Part I, Item 3. "Legal Proceedings."

  MILLENNIUM PHARMACEUTICALS, INC.

        In October 2001, we entered into a four-year research and development agreement with Millennium Pharmaceuticals, Inc. ("Millennium") to co-develop GeneChip® technology applications for use in drug discovery and development. Under the agreement, we and Millennium are jointly developing gene expression array processes and applications to enhance the productivity of genomes-based drug discovery and development. We have the right to commercialize certain technologies developed under this collaboration.

  ENCODE EHF. (wholly-owned subsidiary of deCODE genetics, Inc.)

        In July 2001, we entered into a collaboration agreement with Encode ("Encode") to identify molecular markers of the responsiveness of individual patients to treatments for common diseases. Under the collaboration, we and Encode are utilizing deCODE's population-based approach to pharmacogenomics and our GeneChip® technology to focus initially on conducting gene expression analysis to understand the response to drugs used in the treatment of common conditions such as high cholesterol, depression, asthma, hypertension, breast cancer, schizophrenia and migraines. We and Encode may develop tests based on these markers. Under the collaboration, clinical work is being performed by Encode and we share revenue with deCODE (through its subsidiary Encode) from the sale of tests developed under the collaboration.

  ORCHID BIOSCIENCES, INC.

        In December 1999, we entered into an agreement with Orchid BioSciences, Inc. ("Orchid") to develop and commercialize single nucleotide polymorphism (SNP) genotyping assays that combine Orchid's proprietary GBA® primer extension technology with our GenFlex® Tag array product. These assays allow researchers to conduct high density SNP analyses solely by designing GBA primers for use on a standard GenFlex® Tag array. As part of the agreement, we made an investment in a private placement of equity offered by Orchid.

        In August 2001, we completed a series of agreements with Orchid that amended the 1999 collaboration to combine Orchid's primer extension technology with our GeneChip® GenFlex™ Tag array in Orchid's SNPcode™ genotyping kits. SNPcode™ is a tool that allows researchers to develop customized SNP assays to analyze genetic variation. Under the terms of the August 2001 agreements, we supply GenFlex® Tag arrays to Orchid, which will provide SNPcode-based genotyping services to its customers who want to conduct primer extension based genotyping using our GeneChip® system. In addition, we granted Orchid a non-exclusive license to make and sell products incorporating our proprietary universal Tag sequences. Further, we granted Orchid a first right of refusal to make and sell to us, for redistribution to our customers, any genotyping kits covered by certain of Orchid's patents. In the event Orchid decides not to manufacture such kits, Orchid has granted us a royalty-bearing license to manufacture such kits ourselves.

  FOUNDATION FOR THE NATIONAL INSTITUTES OF HEALTH, INC.
  (Mouse Genome Sequencing Initiative)

        In October 2000, we, SmithKline Beecham, Merck & Co., the National Institutes of Health and The Wellcome Trust established the Mouse Sequencing Consortium ("MSC"), a joint public-private initiative intended to accelerate the determination of the DNA sequence of the mouse genome for the public domain. MSC is providing funding and technical expertise to support mouse genome research at three leading DNA sequencing laboratories: Washington University, St. Louis, Missouri; the Whitehead Institute, Cambridge, Massachusetts; and the Sanger Centre, Cambridge, UK. MSC is making the resulting mouse genome sequence data broadly available without restriction.

  BECKMAN COULTER, INC.

        In July 1998, we entered into an arrangement with Beckman that involved the execution of a series of agreements including an Asset Purchase Agreement (the "APA"). Pursuant to the APA, which was implemented and became effective in June 1999, we purchased Beckman's array business and thereby acquired a license to certain DNA array patents owned by Oxford Gene Technology ("OGT"), including patents covering inventions by Professor Edwin Southern of Oxford University. Under the APA, we agreed to grant Beckman licenses to commercialize probe arrays manufactured using certain of our technologies other than light-directed synthesis, and the parties agreed to enter into an original equipment manufacturer ("OEM") supply agreement for products that use our GeneChip® array technology. Under the arrangement, Beckman would pay us transfer prices and royalties on sales of these products.

  ENZO DIAGNOSTICS, INC.

        In April 1998, we entered into a collaboration and exclusive distribution agreement with Enzo Diagnostics, Inc. ("Enzo") for certain labeling kits used in the preparation of samples to be analyzed on GeneChip® arrays. Under the agreement, Enzo is developing and supplying these certain labeling kits to us.

  ROCHE MOLECULAR SYSTEMS, INC.

        In February 1998, we entered into a non-exclusive collaborative development agreement with Roche Molecular Systems to initially develop probe array-based diagnostic products. Under the terms of the agreement the parties will collaborate to develop mutually agreed upon arrays, as well as associated instrumentation and reagents. We will manufacture arrays for use in the products and Roche Molecular Systems will conduct clinical trials, manage regulatory submissions and market and sell the products. Under the terms of the agreement, we and Roche Molecular Systems are funding our respective work efforts as mutually agreed and will share revenues and profits based on specified terms in the agreement.

  BRISTOL-MYERS SQUIBB AND THE WHITEHEAD INSTITUTE CONSORTIUM

        In April 1997, we entered into a corporate consortium with Bristol-Myers Squibb Company ("BMS") to fund a five-year research program in functional genomics at the Whitehead Institute of the Massachusetts Institute of Technology. The program, under the direction of Dr. Eric S. Lander, Director of the Whitehead Institute, seeks to advance the development of gene-based technologies for research and health care. This agreement was amended in June of 2001.

        Under the terms of the amended consortium agreement, we and BMS are supporting a program of research initiated by scientists at the Whitehead Institute to develop the next generation of genomics technologies for the scientific community. The two companies will provide funds and products totaling approximately $6.0 million per year to the Whitehead Institute. Scientists at the companies will also collaborate with scientists at the Whitehead Institute to identify novel genetic markers and develop new genomics tools. In return, we and BMS are receiving certain licensing rights to inventions made through efforts funded by the consortium.

  AGILENT TECHNOLOGIES, INC.

        In January 1997, we entered into a collaborative agreement with Agilent Technologies. Pursuant to the agreement, as amended, Agilent Technologies is required to manufacture and supply GeneArray™ scanners to us on an OEM basis until February 2003, and we are required to purchase an annual minimum number of scanners from Agilent Technologies during the same period. Agilent has commercialized a competing DNA array technology platform. See Part I, Item 1. "Business—Competition."

  BIOMÉRIEUX, INC.

        In September 1996, we entered into a renewable five-year collaborative development agreement and associated supply agreement for probe arrays with bioMérieux to identify the species and drug resistance profiles of bacteria causing human infection in a clinical setting. As part of the collaboration, bioMérieux is developing instrumentation for the use of these probe arrays in a clinical diagnostic setting. Under the terms of the agreements, bioMérieux provides research and development support and makes payments to us upon achievement of certain milestones. In addition, bioMérieux pays specified prices for the supply of probe arrays and royalties on any resulting product sales. In December 1997 and January 1998, we expanded the collaboration with bioMérieux to include the non-exclusive development of DNA probe arrays for clinical diagnostics tests in the fields of virology and food and industrial testing.

  TECHNOLOGY LICENSEES

        Our strategy includes enabling the commercialization of complementary technologies in the gene expression monitoring field by licensing third parties under our patent estate. Accordingly, we have entered into and intend to enter into additional licensing agreements to further this strategy. To date, we have licensed the following parties to commercialize DNA array products: Beckman, Genomic Solutions, Amersham Biosciences, MWG-Biotech, Perkin Elmer and Takara. We receive license fees upon signing of the license agreement and will earn royalties based on product sales by the licensees.

MANUFACTURING AND QUALITY

        Our current strategy is to manufacture our disposable DNA probe arrays, arrayers and certain scanners, fluidics stations and software in-house and to contract with third-party suppliers to manufacture certain GeneChip® scanners, hybridization ovens and certain reagents for our GeneChip® system.

        Our probe array manufacturing process involves wafer preparation, probe synthesis, dicing of synthesized wafers into chips, assembly of chips into cartridges, and quality control. We have developed software programs that partially automate the design of photolithographic masks used in probe array manufacturing and that control the probe array manufacturing lines. Glass wafers are prepared for synthesis through the application of chemical coatings. DNA probes are synthesized on the wafers using our proprietary photolithographic process. The completed wafers are then diced to yield individual probe arrays, which are assembled into disposable cartridges and packaged for shipment.

        We are currently manufacturing probe arrays for sale to customers as well as for internal and collaborative purposes. Probe arrays are manufactured at a manufacturing facility located in West Sacramento, California. Establishment of this manufacturing infrastructure has enabled us to close an older manufacturing facility located in Sunnyvale, California. We also maintain a manufacturing process engineering and development facility in Santa Clara, California. Currently, we have physical capacity under optimal conditions to produce more than 20,000 wafers annually. We will continue to invest in additional capital equipment for our West Sacramento facility to both increase production capacity and increase the flexibility of this capacity to produce a broader range of products. The actual number of probe arrays we are able to sell or use depends on the available equipment capacity, the yield of probe arrays that pass quality control testing as well as the number of probe arrays manufactured on each wafer. Any difficulties in meeting probe array demand may have a material adverse effect on our future business, financial condition and results of operations. We also maintain a staging and manufacturing facility for our instrumentation business in Bedford, Massachusetts. See Part I, Item 1. "Business—Risk Factors."

        We test only selected probe arrays from each wafer and only selected probes on such probe arrays. We therefore rely on internal quality control procedures, including controls on the manufacturing process and sample testing, to verify the correct completion of the manufacturing process. In addition, we and our customers rely, on the accuracy of genetic sequence information contained in databases upon which our products are based. It is therefore possible that probe arrays that do not meet all of our performance specifications may not be identified before they are shipped. For example, in March 2001 we announced that we had discovered ambiguities in the UniGene U74 database build that was used in the design of the Murine Genome U74 Set of GeneChip® arrays. We have a customer inquiry and complaint process in place and we rely on this process to identify and resolve product performance issues that may arise from time to time. See Part I, Item 1. "Business—Risk Factors".

        Key parts of the GeneChip® system, such as the scanner, certain reagent kits and lithographic masks as well as certain raw materials and pieces of manufacturing hardware used in the synthesis of probe arrays, are currently available only from a single source or a limited number of sources. For instance, we rely on Agilent Technologies to manufacture and supply scanners. Our GeneChip® scanner, introduced in April 1997, is obtained under a supply agreement that expires in 2003. We also rely on Enzo to manufacture and supply certain labeling kits recommended for use in processing samples on GeneChip® probe arrays under a supply agreement that renews annually unless otherwise terminated pursuant to the terms of the agreement. We are obligated to purchase our requirements of certain labeling kits from Enzo. In the event that supplies from these vendors are delayed or interrupted for any reason, our ability to develop and supply our products could be impaired which could have a material adverse effect on our business, financial condition and results of operations. See Part I, Item 1. "Business—Risk Factors".

        As our technologies evolve, new manufacturing techniques and systems may be required in order to maintain a competitive advantage. For example, we anticipate that additional automated processing systems will be needed to meet our future probe array manufacturing needs. As products requiring increased density are developed, miniaturization of the features on the arrays will be necessary, requiring new or modified manufacturing equipment and processes as well as new instrumentation, including new or modified scanners. Further, our manufacturing equipment requires significant capital investment. Our manufacturing facilities are subject to natural disasters such as earthquakes and floods. We maintain backup generators to supply electricity for key operations; however, we cannot provide any assurances that such generators will be sufficient to provide adequate power, if any, in the event of a blackout. In the event that our manufacturing facilities were to be affected by accidental or natural disasters or power shortages and blackouts, we would be unable to manufacture sufficient quantities of products for sale until the facilities were replaced or restored to operation, resulting in a material adverse effect on our business, financial condition and results of operations.

SALES, MARKETING AND TECHNICAL SUPPORT

        The base price of our GeneChip® system (scanner, software, workstation, hybridization oven and fluidics station) starts at approximately $199,000. We are offering different sales programs for our expression monitoring and polymorphism analysis technologies centered upon a pricing model that is generally based on the type of array being offered, the volume of use by the customer and whether the customer is in a commercial or academic setting. Actual pricing depends on several factors, including: the magnitude of the research effort, whether the genes being analyzed are human or from other organisms, whether we provide custom probe array design or other analytical screening services to a customer and whether the customer intends to offer screening services or sell databases.

        We are currently directly marketing and selling the GeneChip® system and probe arrays for genomics and health management applications to our customers and collaborators in North America and Western Europe.

        In addition, under an agreement dated August 19, 1998, Takara Shuzo Co., Ltd., a biomedical company in Japan, is acting as exclusive distributor of our microarray spotting and associated scanning systems in Japan, Taiwan, Korea and the People's Republic of China.

        In October 1998, we entered into a non-exclusive distribution agreement with Amersham Biosciences K.K. for the sale and marketing of certain of our GeneChip® products in Japan. Under this agreement, Amersham Biosciences K.K. purchases GeneChip® technology directly from us and is responsible for marketing and selling the technology to our customers in Japan.

        In February 2001, we entered into a value-added reseller agreement with MWG-Biotech for the sale of our spotted array instrumentation in Europe and North America. Under the terms of the agreement, MWG-Biotech will offer our spotted array instrumentation in combination with their existing array and reagent product offerings. We will continue to provide both the GeneChip® and spotted array systems in these regions.

        In April 2001, we entered into a non-exclusive, co-marketing agreement for the GeneData Expressionist™ software with GeneData AG, a privately-held Swiss bioinformatics company. Under this agreement, we have agreed to promote and recommend GeneData Expressionist™ software with our products and software solutions.

        Our near term strategy is to commercialize the GeneChip® product line for research use in drug discovery, clinical research and to seek regulatory approval for and to commercialize GeneChip® probe arrays for clinical use through partnerships with established firms in the diagnostics industry. We believe that the primary near-term market for genomics and health management GeneChip® applications will be pharmaceutical and biotechnology companies, university research centers and clinical reference laboratories.

        We have marketing, selling and technical support groups that promote and service our GeneChip® products, which we intend to expand as necessary.

RESEARCH AND DEVELOPMENT

        We believe a substantial investment in research and development is essential to a long-term sustainable competitive advantage and critical to expansion into additional high throughput markets such as toxicogenomics, pharmacogenomics, clinical applications and health management. Our research and development effort is divided to the major areas of basic research, product research and development and manufacturing process and development. Our research and development expenses for the years ended December 31, 2001, 2000 and 1999, were $68.2 million, $57.4 million and $43.5 million, respectively.

  BASIC RESEARCH

        Our basic research efforts are carried out through our Affymetrix research laboratories whose mission is to ensure our long-term growth. Our initial focus is on basic technology research including high throughput systems, genotyping and analysis of the transcriptome of the human and other model organism genomes.

        We are focusing our genotyping research efforts on the development of new assays principally designed to perform whole genome analysis at various resolutions. We believe that these tools will ultimately help researchers to discover novel therapeutics and help identify the diagnostic markers useful in health management.

        Our basic research technology effort is also focused on investigating customer specific systems for expansion of the high throughput research, pre-clinical and clinical marketplace.

  PRODUCT RESEARCH & DEVELOPMENT

        Our product research and development efforts are primarily focused on expanding the applications of the GeneChip® technology and developing related new technologies. These efforts include development of new probe array products, improving the overall performance of GeneChip® assays, increasing the information capacity per probe array and simplifying highly complex assays.

        Our research and development efforts are intended to continue to develop new products based on information from the human and other genomes of model organisms such as mouse, rat, and Arabidopsis as well as new genotyping and DNA analysis products. We plan continued software and instrumentation development efforts to improve the performance of our products.

  NOVEL MANUFACTURING METHODS

        We are conducting research aimed at improving the photolithographic manufacturing process currently employed in the production of our GeneChip® probe arrays. As a forerunner to commercial launch, we supply GeneChip® products to Perlegen at a substantially reduced feature size as compared to generally available commercial products. We continue to research methods to decrease the feature size of our technology.

INTELLECTUAL PROPERTY

        We have been issued over 160 patents in the United States and we hold numerous pending United States patent applications. Many of these patents and applications have been filed and/or issued in one or more foreign countries. We also rely upon copyright protection, trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain our competitive position. Our success will depend in part on our ability to obtain patent protection for our products and processes, to preserve our copyrights and trade secrets, to operate without infringing the proprietary rights of third parties and to acquire licenses related to enabling technology or products used with the our GeneChip® technology.

        We are a party to various option, supply and license agreements with third parties (including Beckman, Concordia University, Cooperative Research Centre for Diagnostic Technologies, Enzo, Gene Logic, Molecular Dynamics, New York Public Health Research Institute, Oxford Gene Technology, Scientific Generics, Ltd., Harvard University, Stanford University, The Imperial Cancer Research Foundation, the University of California and Xenometrix, Inc. and Genzyme) which give us rights to use certain technologies. Failure to maintain rights to such technology could have a material adverse effect on our business, financial condition and results of operations.

        The patent positions of biotechnology companies, including ours, are generally uncertain and involve complex legal and factual questions. There can be no assurance that any of our pending patent applications will result in issued patents, that issued patents will be enforceable, that we will develop additional proprietary technologies that are patentable, that any patents issued to us or our strategic partners will provide a basis for commercially viable products or will provide us with any competitive advantages or will not be challenged by third parties, or that the patents of others will not have an adverse effect on our ability to do business. In addition, patent law relating to the scope of claims in the technology fields in which we operate is still evolving. The degree of future protection for our proprietary rights, therefore, is uncertain. Furthermore, there can be no assurance that others will not independently develop similar or alternative technologies, duplicate any of our technologies, or, if patents are issued to us, that others will not design around or invalidate patents that we obtain. In addition, we expect to incur substantial costs in litigation to enforce our patents and to defend ourselves in patent suits brought by third parties.

        Our commercial success also depends in part on us neither infringing patents or other proprietary rights of third parties nor breaching any licenses that may relate to our technologies and products. Furthermore, we are aware of third-party patents that may relate to our technology, including reagents used in probe array synthesis and in probe array assays, probe array scanners, synthesis techniques, polynucleotide amplification techniques, assays, and probe arrays. In addition, we have received and may in the future receive notices claiming infringement from third parties as well as invitations to take licenses under third party patents. There can be no assurance that we will not infringe on these patents or other patents or proprietary rights of third parties or that we would be able to obtain a license to such patents or proprietary rights on commercially acceptable terms, if at all.

        Although we settled three significant lawsuits in 2001 with Oxford Gene Technology, Hyseq, Inc. and Incyte Genomics, Inc., we are a party to litigation with Stanford University and Applera Corporation, which may consume substantial financial and managerial resources and which could adversely affect our business, financial condition and results of operations. Further, because of the substantial amount of discovery required in connection with any such litigation, there is a risk that confidential information could be compromised by disclosure. For a complete discussion of our legal proceedings, see Part I, Item 3. "Legal Proceedings."

        There are a significant number of United States and foreign patents and patent applications in our areas of interest, and we believe that there will be significant litigation in the industry regarding patent and other intellectual property rights.

        Others have filed and in the future are likely to file patent applications that are similar or identical to ours or those of our licensors. To determine the priority of inventions, we will have to participate in interference proceedings declared by the PTO that could result in substantial cost to us. No assurance can be given that any such patent application will not have priority over patent applications that we file.

        The enactment of legislation implementing the General Agreement on Trade and Tariffs has resulted in certain changes in United States patent laws that became effective on June 8, 1995. Most notably, the term of patent protection for patent applications filed on or after June 8, 1995 is no longer a period of seventeen years from the date of grant. The new term of United States patents will commence on the date of issuance and terminate twenty years after the earliest effective filing date of the application. Because the time from filing to issuance of biotechnology patent applications in our area of interest is often more than three years, a twenty-year term after the effective date of filing is expected to result in a substantially shortened term of our patent protection, which may adversely affect our business, financial condition and results of operations.

        We also rely upon copyright and trade secret protection for our confidential and proprietary information. There can be no assurance, however, that such measures will provide adequate protection for our copyrights, trade secrets or other proprietary information. In addition, there can be no assurance that trade secrets and other proprietary information will not be disclosed, that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to or disclose our trade secrets and other proprietary information. There can be no assurance that we can effectively protect our copyrights, trade secrets or other proprietary information.

        Our academic collaborators have certain rights to publish data and information in which we have rights. There is considerable pressure on academic institutions to publish discoveries in the genetics and genomics fields. There can be no assurance that such publication would not adversely affect our ability to obtain patent protection for information in which we may have a commercial interest.

GOVERNMENT REGULATION

        In the event that we manufacture, label, distribute and market future health management products, such products are expected to be subject to government regulation in the United States and in certain other countries.

        In the United States, the FDA regulates as medical devices most diagnostic tests, including analyte specific reagents and other components of the tests, including those sold to laboratories certified under the Clinical Laboratory Improvement Amendments of 1988 ("CLIA").

        The Food, Drug, and Cosmetic Act requires that medical devices introduced to the United States market, unless exempted by regulation, be the subject of either a premarket notification clearance (known as a "510(k)") or an approved premarket approval ("PMA"). Some of our products and those of our collaborators may require a PMA and others may require a 510(k). With respect to devices reviewed through the 510(k) process, a company may not market a device until an order is issued by the FDA finding the product to be substantially equivalent to a legally marketed device known as a "predicate device." A 510(k) submission may involve the presentation of a substantial volume of data, including clinical data, and may require a substantial review. The FDA may agree that the product is substantially equivalent to a predicate device and allow the product to be marketed in the United States. The FDA, however, may (i) determine that the device is not substantially equivalent and require a PMA, or (ii) require further information, such as additional test data, including data from clinical studies, before it is able to make a determination regarding substantial equivalence. By requesting additional information, the FDA can further delay market introduction of a company's products. If the FDA indicates that a PMA is required for any of our products, the application will require extensive clinical studies, manufacturing information (including demonstration of compliance with quality systems requirements) and likely review by a panel of experts outside the FDA. Clinical studies to support either a 510(k) submission or a PMA application would need to be conducted in accordance with FDA requirements. Failure to comply with FDA requirements could result in the FDA's refusal to accept the data or the imposition of regulatory sanctions. FDA review of a PMA application could take significantly longer than that for a 510(k).

        Even where a device is exempted from 510(k) clearance or PMA approval, the FDA may impose restrictions on our marketing. For example, the FDA has exempted many in vitro reagents not sold as finished test kits from obtaining 510(k) clearance or PMA approval. These reagents, however, may be marketed by us only to clinical reference laboratories certified under CLIA as high complexity laboratories and are subject to a number of requirements, including labeling and the FDA's Quality System Regulations ("QSR").

        There can be no assurance that we or our collaborators will be able to meet the FDA's requirements or that any necessary approval will be received. Once granted, a 510(k) clearance or PMA approval may place substantial restrictions on how the device is marketed or to whom it may be sold. Even where a device is exempted from 510(k) clearance or PMA approval, the FDA may impose restrictions on our marketing. In addition to requiring clearance or approval for new products, the FDA may require clearance or approval prior to marketing products that are modifications of existing products. There can be no assurance that any necessary QSR clearance, 510(k) clearance or PMA approval will be granted on a timely basis or at all. FDA imposed restrictions could limit the number of customers to whom particular products could be marketed or what may be communicated about particular products. Delays in receipt of or failure to successfully pass a QSR audit by the FDA, 510(k) clearance or PMA approval, or the imposition of stringent restrictions on our labeling and sales of our products could have a material adverse effect on our business.

        As a medical device manufacturer, we would be required to register and list our products with the FDA. In addition, we will be required to comply with the FDA's QSR regulations, which require that medical devices be manufactured and records be maintained in a prescribed manner with respect to manufacturing, testing and control activities. Further, we would be required to comply with FDA requirements for labeling and promotion of our medical devices. For example, the FDA prohibits cleared or approved devices from being marketed for uncleared or unapproved uses. In addition, the medical device reporting regulation would require that we provide information to the FDA whenever there is evidence to reasonably suggest that one of our devices may have caused or contributed to a death or serious injury, or that there has occurred a malfunction that would be likely to cause or contribute to a death or serious injury if the malfunction were to recur.

        Medical device manufacturers are subject to periodic inspections by the FDA and state agencies. Additionally, the FDA will conduct a preapproval inspection for all PMA devices and in some cases for 510(k) devices as well. If the FDA believes that a company is not in compliance with applicable laws or regulations, it can institute proceedings to issue a warning or other letter apprising of violative conduct, impose civil penalties, detain or seize products, issue a recall, ask a court to seize products, enjoin future violations or assess civil and criminal penalties against the company, its officers or its employees. In addition, clearances or approvals could be suspended or withdrawn in appropriate circumstances. Failure to comply with regulatory requirements or any adverse regulatory action could have a material adverse effect on our business, financial condition or results of operations.

        Medical device laws and regulations are also in effect in many of the countries in which we may do business outside the United States. These range from comprehensive device approval requirements for some or all of our medical device products to requests for product data or certifications. The number and scope of these requirements are increasing. There can be no assurance that we will obtain regulatory approvals in such countries or that we will not be required to incur significant costs in obtaining or maintaining our foreign regulatory approvals. In addition, the export by us of certain of our products which have not yet been cleared for domestic commercial distribution may be subject to FDA export restrictions. The failure to obtain product approvals in a timely fashion or to comply with state or foreign medical device laws and regulations may have a material adverse effect on our business, financial condition or results of operations. Medical device laws and regulations are also in effect in some states in which we do business.

        In addition, federal, state and foreign laws and regulations regarding the manufacture and sale of medical devices are subject to future changes. We cannot predict what impact, if any, such changes might have on our business; however, such changes could have a material effect on us.

        Any of our customers using our diagnostic devices for clinical use in the United States may be regulated under CLIA. CLIA is intended to ensure the quality and reliability of clinical laboratories in the United States by mandating specific standards in the areas of personnel qualifications, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The regulations promulgated under CLIA establish three levels of diagnostic tests ("waived," "moderately complex" and "highly complex") and the standards applicable to a clinical laboratory depend on the level of the tests it performs. CLIA requirements may prevent some clinical laboratories from using certain of our diagnostic products. In addition, the FDA has promulgated regulation of certain "analyte specific reagents" used in clinical reference laboratories. There can be no assurance that the CLIA regulations and future administrative interpretations of CLIA or future regulatory requirements of the FDA will not have a material adverse impact on us by imposing new regulatory requirements or by limiting the potential market for our products.

        We are also subject to numerous environmental and safety laws and regulations, including those governing the use, storage and disposal of hazardous and biological materials, and construction of new facilities. There can be no assurance that we will be able to obtain or maintain the necessary permits to operate our facilities, including our manufacturing facility in West Sacramento, California. Any violation of, and the cost of compliance with, these regulations or permit requirements could have a material adverse effect on our business, financial condition and results of operations.

REIMBURSEMENT

        Our ability and the ability of our collaborators and other pharmaceutical and biotechnology companies to successfully commercialize their products may depend on their ability to obtain adequate levels of reimbursement for certain health care products and services in the United States, Europe and other countries. The availability of third-party reimbursement for such products and services may be limited or uncertain, particularly with respect to genetic tests and other health management products.

        In the United States, the cost of medical care is funded, in substantial part, by government insurance programs, such as Medicare and Medicaid, and private and corporate health insurance plans. Third-party payors may deny reimbursement if they determine that a prescribed health care product or service has not received appropriate FDA or other governmental regulatory clearances, is not used in accordance with cost-effective treatment methods as determined by the payor, or is experimental, unnecessary or inappropriate. Our ability and the ability of our collaborators and other pharmaceutical and biotechnology companies to commercialize certain of their products and services successfully may depend on the extent to which appropriate reimbursement levels for the costs of such products and services are obtained from government authorities, private health insurers and other organizations, such as health maintenance organizations ("HMOs"). Third-party payors are increasingly challenging the prices charged for health care products and services. The trend towards managed health care in the United States and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of health care products and services, as well as legislative proposals to reform health care or reduce government insurance programs, may all result in lower prices for health care products and services commercialized by our customers and collaborative partners. This could reduce the amount of future royalty payments that may be due to us on such product sales or services. The cost containment measures that health care providers are instituting and the impact of any health care reform may also adversely affect the profits of our customers and collaborative partners. As a result, pharmaceutical and biotechnology companies may choose to reduce or eliminate certain research and development programs that utilize our products. A reduction of royalty payments to us or the reduction or cancellation of research programs that utilize our products could have a material adverse effect on our business, financial condition and results of operations.

OUR COMPETITION

        Competition in expression monitoring, polymorphism analysis and health management is intense and expected to increase. Further, the technologies for monitoring gene expression and discovering and analyzing polymorphisms associated with significant diseases and approaches for commercializing those discoveries are new and rapidly evolving. Currently, our principal competition comes from existing technologies and other DNA array technologies that are used to perform many of the same functions for which we market our GeneChip® systems.

        In the expression monitoring and polymorphism analysis fields, existing competitive technologies include gel-based sequencing using instruments provided by companies such as Abbott Laboratories, Applied Biosystems and Amersham Biosciences. Other companies developing, or marketing, potentially competitive DNA array technology include: Agilent Technologies, Inc., Axon Instruments, Inc., BD Biosciences Clontech, CombiMatrix Corporation, Digital Gene Technologies, Inc., febit ag, Illumina, Inc., Lynx Therapeutics, Inc., Motorola, Inc., Nanogen, Inc., NimbleGen Systems, Inc., Sequenom, Inc. and Visible Genetics Inc. In order to compete against existing and emerging technologies, we will need to be successful in demonstrating to customers that the GeneChip® system provides a competitive advantage.

        Our sales representative in Japan, Amersham Biosciences K.K. is a competitor and supplier of our reagents and licensee of our technology. In addition, we have several other third party licensees that could offer products that compete with our product offering. There can be no assurance that

Amersham Biosciences and other third party licensees' commercial activities will not adversely impact our sales and supply agreements.

        Similarly, Agilent Technologies supplies us with our GeneChip® scanners and commercializes its own DNA array technology. There can be no assurance that Agilent Technologies' commercial activity will not adversely impact our sales and supply agreements. In addition, Agilent has a life sciences instrumentation business, providing it with an existing sales and support infrastructure. There can be no assurance that Agilent's commercial activities will not adversely impact the market potential for us or other genetic analysis technologies.

        Future competition in the expression monitoring, polymorphism analysis and health management fields will likely come from existing competitors as well as other companies seeking to develop new technologies for sequencing and analyzing genetic information. In addition, pharmaceutical and biotechnology companies have significant needs for genomic information and may choose to develop or acquire competing technologies to meet these needs.

        The market for health management products derived from gene discovery is currently limited and will be highly competitive. Competition will likely come from established diagnostic companies such as Abbott Laboratories, Becton Dickinson, Bayer AG, Roche and Johnson & Johnson. These companies offer a variety of diagnostic technologies including immunoassays, histochemistry, flow cytometry and culture, and newer DNA probe diagnostics to analyze certain limited amounts of genetic information. Many companies are developing and marketing DNA probe tests for genetic and other diseases. Other companies are conducting research on new technologies for diagnostic tests based on advances in genetic information. Established diagnostic companies could provide competition to us through the development of new products. These companies have the strategic commitment to diagnostics, the financial and other resources to invest in new technologies, substantial intellectual property portfolios, substantial experience in new product development, regulatory expertise, manufacturing capabilities and the distribution channels to deliver products to customers. These companies also have an installed base of instruments in several markets, including clinical and reference laboratories, which are not compatible with the GeneChip® system. In addition, these companies have formed alliances with genomics companies, which provide them access to genetic information that may be incorporated into their diagnostic tests.

EMPLOYEES

        As of December 31, 2001, we had 905 full-time employees. The employee group includes chemists, engineers, computer scientists, mathematicians and molecular biologists with experience in the diagnostic products, medical products, semiconductor, computer software and electronics industries. None of our employees are represented by a collective bargaining agreement, nor have we experienced work stoppages. We believe that we maintain good relationships with our employees. Our success will depend in large part on our ability to attract and retain skilled and experienced employees. There can be no assurance that we will be successful in hiring or retaining qualified personnel, and our failure to do so could have a material adverse impact on our business, financial condition and results of operations.

RISK FACTORS

        All statements in this annual report that do not discuss past results are forward-looking statements. Forward-looking statements are based on management's current expectations and are therefore subject to certain risks and uncertainties. Any of the following risks could seriously harm our business, financial condition or results of operations. As a result, these risks could cause the decline of the trading price of our common stock and the reader should carefully consider the risks described below before making an investment decision. The risks described below, however, are not the only ones that we face. The reader should also refer to the other information set forth in this annual report, including our financial statements and the related notes.

WE HAVE A HISTORY OF OPERATING LOSSES AND MAY INCUR FUTURE LOSSES.

        We have experienced significant operating losses each year since our inception. For example, we experienced net losses of approximately $25.5 million in 1999, $54.0 million in 2000 and $33.1 million in 2001 after an extraordinary gain of $1.7 million related to the repurchase of convertible notes. We had an accumulated deficit of approximately $211.3 million as of December 31, 2001. Our losses have resulted principally from costs incurred in research and development and from general and administrative costs associated with our operations. Historically, these costs have exceeded revenues and interest income, which, to date, have been generated principally from product sales and technology access fees, license fees and royalties, collaborative research and development agreements, government research grants and cash and investment balances.

WE MAY NEVER ACHIEVE SUSTAINED PROFITABILITY.

        We incurred a net loss of $54.0 million for the year ended December 31, 2000 and a net loss of $33.1 million for the year ended December 31, 2001 and cannot guarantee future profitability. Among other things, our ability to achieve sustained profitability will depend upon our ability to:

  •
  convince prospective customers of the benefits of our technology as an alternative to other technologies;

  •
  resist competitive pressure and effectively enforce our intellectual property rights;

  •
  continue improvement of our products and maintain continued scientific acceptance of expression approach;

  •
  maintain our commercial manufacturing capability for probe arrays and consistently achieve acceptable yields from those capabilities;

  •
  maintain customer satisfaction with performance and reliability of our products;

  •
  develop products that are accurate and effective;

  •
  cost-effectively manufacture components of the GeneChip® system;

  •
  develop our marketing capabilities cost-effectively;

  •
  establish sales and distribution capabilities cost-effectively;

  •
  establish administrative capabilities and systems that cost-effectively support our business;

  •
  enter into sufficiently profitable supply agreements with customers desiring to use our products;

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

        In addition, any delays in receipt of any necessary regulatory approvals or any adverse developments with respect to our ability to enforce our intellectual property relative to our competitors could seriously harm the successful commercialization of our technologies and could have a material adverse effect on our business, financial condition and results of operations.

OUR QUARTERLY RESULTS OF OPERATIONS HAVE HISTORICALLY FLUCTUATED SIGNIFICANTLY PERIOD-TO-PERIOD AND MAY CONTINUE TO FLUCTUATE UNPREDICTABLY, WHICH COULD CAUSE OUR STOCK TO DECREASE IN VALUE.

        Our revenues and operating results may fluctuate significantly from period to period due in part to factors that are outside of our control and which we cannot predict. Some of the factors that could cause our operating results to fluctuate from period to period include:

  •
  weakness in the global economy and changing market conditions;

  •
  general economic conditions affecting the industries into which we sell our products;

  •
  changes in the attitude of the pharmaceutical industry towards the use of genetic information and genetic testing as a methodology for drug discovery; and

  •
  consolidation in the pharmaceutical industry.

        In particular, the revenue growth, profitability and operating results of our business depend on sales of our GeneChip® products. Some of the factors that could cause sales for our GeneChip® products to fluctuate from period to period include:

  •
  the frequency of experiments conducted by our customers;

  •
  our customers' inventory of GeneChip® products;

  •
  the receipt of relatively large orders with short lead times; and

  •
  our customers' expectations as to how long it takes us to fill future orders.

        Each of these factors have impacted, and may in the future impact, the demand for our products and our quarterly operating results. Although we believe that period-to-period comparisons of our results of operations are not a good indication of our future performance, our operating results may fall below the expectations of public market analysts or investors in future quarters and the market price of our common stock may fall significantly.

OUR STRATEGIC EQUITY INVESTMENTS IN PUBLICLY TRADED AND NON-PUBLICLY TRADED COMPANIES MAY RESULT IN LOSSES AND AS A RESULT MAY HAVE A NEGATIVE IMPACT ON OUR EARNINGS.

        We periodically make strategic equity investments in various publicly traded and non-publicly traded companies with businesses or technologies that may complement our business. The market values of these strategic equity investments may fluctuate due to market conditions and other conditions over which we have no control. Fluctuations in the market price and valuations of the securities that we hold in other companies may require us to record losses related to our ownership interest and may result in an impairment in the value of the securities underlying our investment. This could result in future charges on our earnings and as a result, it is uncertain whether or not we will realize any long term benefits associated with these strategic investments.

WE MAY LOSE CUSTOMERS IF WE ARE UNABLE TO MANUFACTURE OUR PRODUCTS AND ENSURE THEIR PROPER PERFORMANCE OR QUALITY.

        We produce our GeneChip® products in an innovative and complicated manufacturing process. Due to the complexity of these products, we may experience in the future significant variability in the manufacturing yield of our GeneChip® products, which may reduce our gross margins and harm our business. We may experience difficulties in meeting customer, collaborator and internal demand for some of our probe array products. If we cannot deliver products in a timely manner, we could lose customers or be required to delay introduction of new products, and demand for our products could decline. Furthermore, if we cannot deliver products to our customers that consistently meet their performance expectations, demand for our products will decline. Because we have a relatively limited production history, we cannot be sure we fully understand all of the factors that affect our manufacturing processes or product performance. As a result, manufacturing and product quality issues may arise as we increase production rates at our manufacturing facility and launch new products. We have a quality control system in place, including a product inquiry and complaint process, under which we have observed a variety of product performance issues at low frequency, including problems aligning software grids with array images, speckling on some arrays, and fluorescent haze in a variety of patterns on array images. As with any new technology, there can be no assurance that we will be able to fully resolve any or all of the root causes of these inquiries or that new product quality or performance issues will not arise.

IF WE CANNOT CONTINUOUSLY DEVELOP AND INTRODUCE NEW PRODUCTS AND KEEP PACE WITH THE LATEST TECHNOLOGICAL CHANGES WE WILL NOT BE ABLE TO COMPETE SUCCESSFULLY IN OUR HIGHLY COMPETITIVE AND RAPIDLY CHANGING MARKET; IF WE CANNOT COMPETE EFFECTIVELY, OUR REVENUES MAY DECLINE.

        We compete in markets that are new, intensely competitive, highly fragmented and rapidly changing, and many of our current and potential competitors have significantly greater financial, technical, marketing and other resources. In addition, many current and potential competitors have greater name recognition, more extensive customer bases and access to proprietary genetic content. We may not survive and our revenues may decline if we fail to respond quickly to new or emerging technologies and changes in customer requirements.

        Currently, our principal competition comes from existing DNA probe array and other technologies that are used to perform many of the same functions for which we market our GeneChip® products. In order to compete against existing and newly developed technologies and maintain pricing and gross margins, we need to successfully demonstrate to current and potential customers that our GeneChip® products provide superior performance and capabilities at an acceptable price. A large number of publicly traded and privately held companies, including Abbott Laboratories, Agilent Technologies, Inc., Axon Instruments, Inc., BD Biosciences Clontech, CombiMatrix Corporation, Digital Gene Technologies, Inc., febit ag, Illumina, Inc., Lynx Therapeutics, Inc., Motorola, Inc., Nanogen, Inc., NimbleGen Systems, Inc., Sequenom, Inc. and Visible Genetics Inc. also are developing or have developed DNA probe based assays or other products and services, some of which may be competitive with our products.

        If we are unable to develop the enhancements to our technology necessary to compete successfully with newly emerging technologies and competitors, or if we are unable to develop products based on these technologies, our business, financial condition and results of operations will suffer. Moreover, to maintain or gain market acceptance of our products in the face of new products introduced by our competitors, we may have to reduce or discount the price of our products resulting in an adverse impact on revenues and gross margins.

WE EXPECT TO FACE INCREASING COMPETITION IN THE FUTURE.

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

        In the health management field, competition will likely come from established diagnostic companies, companies developing and marketing DNA probe tests for genetic and other diseases and other companies conducting research on new technologies to ascertain and analyze genetic information.

        Established diagnostic companies could compete with us by developing new products. Companies such as Abbott Laboratories, Becton Dickinson, Bayer AG, Roche, Johnson & Johnson and bioMérieux have the strategic commitment to diagnostics, the financial and other resources to invest in new technologies, substantial intellectual property portfolios, substantial experience in new product development, regulatory expertise, manufacturing capabilities and the distribution channels to deliver products to customers. Established diagnostic companies also have an installed base of instruments in several markets, including clinical and reference laboratories, which are not compatible with the GeneChip® system and could deter acceptance of our products. In addition, these companies have formed alliances with genomics companies which provide them access to genetic information that may be incorporated into their diagnostic tests.

AS WE CONTINUE TO SCALE UP MANUFACTURING OF OUR PRODUCTS, WE MAY ENCOUNTER PROBLEMS DUE TO A RELATIVELY LIMITED MANUFACTURING HISTORY, THE COMPLEXITY OF OUR PRODUCTS AND AMBIGUITIES IN GENETIC SEQUENCE DATABASES UPON WHICH OUR PRODUCTS ARE BASED.

        The GeneChip® system is a complex set of products and includes DNA probe arrays, which are produced in an innovative and complicated manufacturing process. We test only selected probe arrays from each wafer and only selected probes on such probe arrays. Therefore, we rely on internal quality control procedures to verify the correct completion of the manufacturing process. Also, we and our customers rely on the accuracy of genetic sequence information contained in databases upon which our products are based. It is therefore possible that probe arrays that do not meet all of our performance specifications may not be identified before they are shipped. Due to the complexity and relatively limited operating history of these products, we have from time to time experienced technical problems. We have plans to continue to invest substantial resources to ensure the accuracy of the sequence information used to design our probe arrays prior to the commercial release of our products but there can be no assurance that additional technical problems will not occur. We believe our acquisition of Neomorphic, Inc. in 2000 will further enable us to refine and ensure the accuracy of the public domain sequence databases. Despite these efforts, because of the rapidly evolving nature of the public domain sequence databases, sequence errors and ambiguities may not be found prior to the commercial release of a product. The magnitude and importance of these errors depends on multiple and complex factors that we consider in determining appropriate actions to meet customer needs.

        For example, in the first quarter of 2001 we discovered ambiguities in the UniGene U74 database build that was used in the design of the Murine Genome U74 Set of GeneChip® arrays. As a result, we have redesigned these arrays and had discussions with our affected customers to address their individual needs and to offer replacement arrays to these customers. We evaluated the financial impact of providing these replacement arrays and recorded a charge in 2000 of $1.8 million and an additional charge of approximately $0.8 million in the first quarter of 2001. In addition, due to customer concern over the accuracy of the probe sequences on our arrays, sales of the Murine Genome U74 set of arrays as well as other products were affected. Our inability to timely deliver acceptable products would likely adversely affect our relationship with our customers, and could have a material adverse effect on our business, financial condition and results of operations.

WE DEPEND ON A LIMITED NUMBER OF SUPPLIERS AND WE WILL BE UNABLE TO MANUFACTURE OUR PRODUCTS IF SHIPMENTS FROM THESE SUPPLIERS ARE DELAYED OR INTERRUPTED.

        Key parts of the GeneChip® product line, such as the scanner, hybridization oven, certain reagent kits and lithographic masks as well as certain raw materials used in the synthesis of probe arrays, are currently available only from a single source or limited sources. We rely on Agilent Technologies to manufacture our scanners and on Enzo Diagnostics, Inc. to manufacture key expression analysis reagents used with probe arrays and various labeling kits recommended for the processing of samples. Agilent has publicly announced that it is commercializing its own DNA array technology. There can be no assurance that Agilent's commercial activity will not adversely impact our sales and supply agreements. In addition, Agilent has a life sciences instrumentation business, providing it with an existing sales and support infrastructure. There can be no assurance that Agilent's commercial activities will not adversely impact the market potential for Affymetrix' or other genetic analysis technologies. In addition, components of our manufacturing equipment and certain raw materials used in the synthesis of probe arrays are available from one of only a few suppliers. In the event that supplies from these vendors were delayed or interrupted for any reason, we would not be able to get manufacturing equipment, produce probe arrays, or sell scanners or other components for our GeneChip® product in a timely fashion or in sufficient quantities or under acceptable terms.

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

PATENT POSITIONS IN OUR INDUSTRY ARE GENERALLY UNCERTAIN AND LITIGATION IS PREVALENT.

        The patent positions of pharmaceutical and biotechnology companies are generally uncertain and involve complex legal and factual questions. In addition, we believe that there will continue to be litigation in the industry regarding patent and other intellectual property rights. As a result, we cannot guarantee any of the following:

  •
  that any of our pending patent applications will result in issued patents;

  •
  that we will develop additional technologies that are patentable;

  •
  that any patents issued to us or our strategic partners will provide a basis for commercially viable products;

  •
  that any patents issued to us or our strategic partners will be enforceable on a cost effective basis or otherwise provide us with any competitive advantages;

  •
  that any patents issued to us or our strategic partners will not be challenged by third parties; or

  •
  that the patents of others will not have an adverse effect on our ability to do business.

        In addition, patent law relating to the scope of claims in the technology fields in which we operate is still evolving and the extent of future protection for our proprietary rights and the rights of third parties is highly uncertain.

        Others may independently develop similar or alternative technologies, duplicate any of our technologies, or design around or invalidate our patented technologies. In addition, we have incurred and may in future periods incur substantial costs in litigation to defend against patent suits brought by third parties and when we initiate such suits. In addition, administrative proceedings such as

"interferences," in the United States Patent Office could substantially impact the scope of our patent protection as well as result in the expenditure of substantial funds in legal fees.

        Others have filed, and in the future are likely to file, patent applications that are similar or identical to ours or those of our licensors. To determine the priority of inventions, we will have to participate in interference proceedings declared by the United States Patent and Trademark Office that could result in substantial cost. We cannot assure investors that any such patent applications will not have priority over our patent applications.

        Moreover, even if we defend and enforce our intellectual property rights, others may develop similar or alternative technologies, duplicate our technologies, or design around or invalidate our patented technologies. These developments would reduce the value of our intellectual property assets.

WE MAY BE EXPOSED TO LIABILITY DUE TO PRODUCT DEFECTS.

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

WE ARE ENGAGED IN LITIGATION REGARDING OUR INTELLECTUAL PROPERTY RIGHTS AND OUR SURVIVAL DEPENDS ON OUR ABILITY TO AVOID INFRINGING THE INTELLECTUAL PROPERTY OF OTHERS.

        Intellectual property rights are essential to our business. We are engaged in litigation regarding our intellectual property rights. Although we settled three significant lawsuits with Oxford Gene Technology, Hyseq, Inc. and Incyte Genomics, Inc. in 2001, we continue to be engaged in litigation regarding our intellectual property rights with Stanford University and Applera Corporation.

        These cases are pending and consume, and may continue to consume, substantial portions of our financial and managerial resources. A loss of a significant litigation could prevent us from producing our current products or developing new ones and could also result in the payment of significant penalties and royalties, which could make it too costly to produce some or all of our products. See Part I, Item 3. "Legal Proceedings."

OUR SURVIVAL DEPENDS ON OUR ABILITY TO MAINTAIN, ENFORCE AND OBTAIN INTELLECTUAL PROPERTY RIGHTS NECESSARY TO CONTINUE OR EXPAND OUR BUSINESS; IF WE ARE SUBJECT TO ADDITIONAL LITIGATION CLAIMS ON OUR INTELLECTUAL PROPERTY RIGHTS, THEY COULD BE COSTLY AND DISRUPT OUR BUSINESS.

        If we cannot obtain, maintain or enforce intellectual property rights, competitors can design probe array systems similar to our GeneChip® technology. In order to continue our current business, we must successfully:

  •
  defend against third parties asserting that we infringe their intellectual property rights;

  •
  enforce our intellectual property rights against third parties infringing our rights;

  •
  obtain licenses to the intellectual property we need to continue or expand our business;

  •
  obtain enforceable patent rights to our product and process innovations; and

  •
  defend the scope of our existing or pending patents in administrative proceedings, such as oppositions or interferences.

        Moreover, even if we defend and enforce our intellectual property rights, others may independently develop similar or alternative technologies, duplicate any of our technologies, or design around or invalidate our patented technologies. These developments would reduce the value of our intellectual property assets. Additional litigation regarding our intellectual property rights could consume substantial portions of our financial and managerial resources.

RISKS ASSOCIATED WITH EXPORT SALES AND OPERATIONS.

        We intend to continue to expand our international presence in order to increase our export sales. Export sales to international customers entail a number of risks, including:

  •
  unexpected changes in, or impositions of, legislative or regulatory requirements;

  •
  delays resulting from difficulty in obtaining export licenses for certain technology, and tariffs, quotas and other trade barriers and restrictions;

  •
  longer payment cycles and greater difficulty in accounts receivable collection;

  •
  potentially adverse taxes;

  •
  currency exchange fluctuations;

  •
  the burdens of complying with a variety of foreign laws; and

  •
  other factors beyond our control.

        We are also subject to general geopolitical risks in connection with international operations, such as political, social and economic instability, potential hostilities and changes in diplomatic and trade relationships. Although we have not to date experienced any material adverse effect on our operations as a result of such regulatory, geopolitical and other factors, we cannot assure investors that such factors will not adversely affect our operations in the future or require us to modify our current business practices. We cannot assure the investors that one or more of the foregoing factors will not have a material adverse effect on our business, financial condition and operating results or require us to modify our current business practices.

THE LOSS OF A KEY CUSTOMER COULD SUBSTANTIALLY REDUCE OUR REVENUES AND BE PERCEIVED AS A LOSS OF MOMENTUM IN OUR BUSINESS.

        Although we have expanded our customers base, our revenues are generated from a small number of pharmaceutical and biotechnology companies, academic research centers and clinical reference laboratories. We expect that these customers will in aggregate continue to account for a substantial portion of revenues for the foreseeable future.

IF WE ARE UNABLE TO MAINTAIN OUR RELATIONSHIPS WITH COLLABORATIVE PARTNERS, WE MAY HAVE DIFFICULTY SELLING OUR PRODUCTS AND SERVICES.

        We believe that our success in penetrating our target markets depends in part on our ability to develop and maintain collaborative relationships with key companies as well as with key academic researchers. Our collaborative partners, however, may not be able to perform their obligations as expected or devote sufficient resources to the development, clinical testing, supply or marketing of our potential products developed under these collaborations.

        Currently, our significant collaborative partners include Agilent Technologies in the making of our scanners, Amersham Biosciences K.K. and Takara Shuzo Co., Ltd. in distributing our products in Japan, Millennium Pharmaceuticals, Inc. in the development of a new generation of GeneChip® technology applications for use in drug discovery and development, Hyseq, Inc. in the development and commercialization of a high speed DNA sequencing chip, and Roche Molecular Systems and bioMérieux in the development of our diagnostic chip products. Relying on these or other collaborative relationships is risky to our future success because:

  •
  our partners may develop technologies or components competitive with our GeneChip® product such as Agilent Technologies, which has announced that it is commercializing a competing DNA array technology platform;

  •
  our existing collaborations may preclude us from entering into additional future arrangements;

  •
  our partners may not obtain regulatory approvals necessary to continue the collaborations in a timely manner;

  •
  some of our agreements may prematurely terminate due to disagreements between us and our partners;

  •
  our partners may not devote sufficient resources to the development and sale of our products;

  •
  our partners may be unable to supply products to us on a timely basis;

  •
  our collaborations may be unsuccessful; or

  •
  we may not be able to negotiate future collaborative arrangements on acceptable terms.

OUR CURRENT SALES, MARKETING AND TECHNICAL SUPPORT ORGANIZATION MAY LIMIT OUR ABILITY TO SELL OUR PRODUCTS.

        We currently have limited international sales, marketing and technical support services. To assist our sales and support activities, we entered into distribution agreements through certain distributors, principally in Japan and the Asia Pacific region. In addition, we also have in place with several third parties a series of distribution agreements covering our spotted array instruments product line that was acquired in the GMS acquisition. These and other third parties, such as Amersham Biosciences K.K. on whom we rely for sales, marketing and technical support in parts of Asia may decide to develop and sell competitive products or otherwise become our competitors, which could harm our business. Although we have invested significant other resources to expand our direct sales force and our technical and support staff, we may not be able to establish a sufficiently sized global sales, marketing or technical support organization to sell, market or support our products globally.

BECAUSE OUR BUSINESS IS HIGHLY DEPENDENT ON KEY EXECUTIVES AND SCIENTISTS, OUR INABILITY TO RECRUIT AND RETAIN THESE PEOPLE COULD HINDER OUR BUSINESS EXPANSION PLANS.

        We are highly dependent on our officers and our senior scientists and engineers, including scientific advisors. Our product development and marketing efforts could be delayed or curtailed if we lose the services of any of these people.

        We rely on our scientific advisors and consultants to assist us in formulating our research, development and commercialization strategy. All of these individuals are engaged by other employers and have commitments to other entities that may limit their availability to us. Some of them also consult for companies that may be our competitors. A scientific advisor's other obligations may prevent him or her from assisting us in developing our technical and business strategies.

        To expand our research, product development and sales efforts we need additional people skilled in areas such as bioinformatics, organic chemistry, information services, regulatory affairs, manufacturing, sales, marketing and technical support. Competition for these people is intense and their turnover rate is high. We will not be able to expand our business if we are unable to hire, train and retain a sufficient number of qualified employees.

BECAUSE GLAXOSMITHKLINE OWNS A SIGNIFICANT PORTION OF OUR OUTSTANDING CAPITAL STOCK, GLAXO MAY BE ABLE TO INFLUENCE THE OUTCOME OF STOCKHOLDER VOTES OR THE MARKET PRICE OF OUR STOCK.

        As of March 1, 2002, GlaxoSmithKline plc ("Glaxo") and its affiliates beneficially owned approximately 13% of our outstanding common stock. Accordingly, Glaxo may be able to exercise influence over our business and over matters subject to stockholder votes, including votes concerning the election of directors, adoption of amendments to our certificate of incorporation and bylaws and approval of mergers and other significant corporate transactions. Moreover, our stock price may drop if Glaxo or any of its affiliates sells a significant amount of our stock or if investors interpret any sale of our stock by Glaxo or any of its affiliates as a sign of weakness in our business.

FUTURE ACQUISITIONS MAY DISRUPT OUR BUSINESS AND DISTRACT OUR MANAGEMENT.

        We have previously engaged in acquisitions and expect to continue to do so in order to exploit technology or market opportunities. If we acquire another company, we may not be able to successfully integrate the acquired business into our existing business in a timely and non-disruptive manner or at all. Furthermore, an acquisition may not produce the revenues, earnings or business synergies that we anticipate. If we fail to integrate the acquired business effectively or if key employees of that business leave, the anticipated benefits of the acquisition would be jeopardized. The time, capital management and other resources spent on an acquisition that fails to meet our expectations could cause our business and financial condition to be materially and adversely affected. In addition, acquisitions can involve non-recurring charges and amortization of significant amounts of goodwill and deferred stock compensation that could adversely affect our results of operations.

THE MARKET PRICE OF OUR COMMON STOCK IS EXTREMELY VOLATILE, AND THE VALUE OF OUR COMMON STOCK MAY DECREASE SUDDENLY.

        The market price of our common stock is extremely volatile, and the value of our common stock may be significantly less than the market value of that stock today. To demonstrate the volatility of our stock price, during the twelve-month period ending on March 1, 2002, the volume of our common stock traded on any given day has ranged from 271,000 to 17,659,500 shares, a 6,516% difference. Moreover, during that period, our common stock has traded as low as $13.98 per share and as high as $62.00 per share, a 443% difference. Based on the reported high and low prices, the market price of our common stock has changed as much as $8.62 per share in a single day and our market price has changed more than $5 per share 6 times in a single day during the twelve-month period ending March 1, 2002.

        Furthermore, volatility in the stock price of other companies has often led to securities class action litigation against those companies. Any such securities litigation against us could result in substantial costs and divert management's attention and resources, which could seriously harm our business, financial condition and results of operations.

ITEM 2. PROPERTIES

        The following chart indicates the facilities that we own or lease, the location and size of each such facility and their designated use. We believe that these facilities are sufficient to meet our business needs in the foreseeable future.

Location	Approximate Square Feet	Operation	Own or Lease (Expiration)
Bedford	80,000 sq. ft.	R&D, manufacturing, administrative	Lease expires 2011
Emeryville	11,000 sq. ft.	Software development	Lease expires 2005
Santa Clara	93,000 sq. ft.	R&D, administrative	Lease expires 2003
Singapore	1,700 sq. ft.	Administrative	Lease expires 2004
Sunnyvale	20,000 sq. ft.	Former manufacturing facility	Lease expires 2003
	31,000 sq. ft.	R&D	Lease expires 2002
	57,000 sq. ft.	Administrative	Lease expires 2004
United Kingdom	10,000 sq. ft.	Administrative	Lease expires 2015
West Sacramento	52,000 sq. ft. on approximately ten acres of land	Manufacturing	Own (facility and land)

ITEM 3. LEGAL PROCEEDINGS

GENERAL

        Although we settled three significant lawsuits in 2001 with Oxford Gene Technology, Hyseq, Inc. and Incyte Genomics, Inc., we continue to be a party to litigation, which has consumed and may in the future consume substantial financial and managerial resources and which could adversely affect our business, financial condition and results of operations. If in any pending or future intellectual property litigation involving us or our collaborative partners, we are found to have infringed the valid intellectual property rights of third parties, we, or our collaborative partners, could be subject to significant liability for damages, could be required to obtain a license from a third party, which may not be available on reasonable terms or at all, or could be prevented from manufacturing and selling our products. In addition, if we are unable to enforce our patents and other intellectual property rights against others, or if our patents are found to be invalid or unenforceable, third parties may more easily be able to introduce and sell DNA array technologies that compete with our GeneChip® technology, and our competitive position could suffer. We expect to devote substantial financial and managerial resources to protect our intellectual property rights and to defend against the claims described below as well as any future claims asserted against us. Further, because of the substantial amount of discovery required in connection with any litigation, there is a risk that confidential information could be compromised by disclosure.

APPLERA CORPORATION LITIGATION

        On July 5, 2000, Applera Corporation and related corporate plaintiffs ("Applera"), filed a lawsuit in the United States District Court for the District of Delaware alleging that certain of our products infringe five Applera patents related to processes for making oligonucleotides and reagents that we purchase from Applera licensed vendors. Applera served us with the complaint on October 16, 2000. On January 30, 2001, we filed a motion to dismiss Applera's lawsuit pending in Delaware for lack of subject matter jurisdiction. On January 25, 2001, we filed a declaratory judgment action against Applera in the United States District Court for the Southern District of New York seeking, among other things, a declaration that we have not infringed any of Applera's subject patents, which lawsuit was stayed by the Court in New York pending the Delaware Court's ruling on the aforementioned motion to dismiss. On September 27, 2001, the District Court for the District of Delaware granted our motion to dismiss for lack of subject matter jurisdiction. On October 3, 2001, the New York Court restored the New York case to active status. Pre-trial discovery is presently proceeding in this action, however, no trial date has been set.

        We believe that Applera's claims are without merit. However, we cannot be sure that we will prevail in these matters.

ADMINISTRATIVE LITIGATION AND PROCEEDINGS

        Our intellectual property is expected to be subject to significant additional administrative and litigation actions. For example, in Europe and Japan, third parties are expected to oppose significant patents that we own or control. Currently, Multilyte Ltd. and ProtoGene Laboratories, Inc. are parties that have filed oppositions against our EP 0-619-321 Patent in the European Patent Office. This procedure will result in the patent being either upheld in its entirety, allowed to grant in amended form in designated European countries, or revoked.

        Further, in the United States, it is expected that third parties will continue to "copy" the claims of our patents in order to provoke interferences in the United States Patent Office. These proceedings could result in our patent protection being significantly modified or reduced, and could result in significant costs and consume substantial managerial resources.

LITIGATION SETTLEMENTS IN 2001

        The following is a description of the settlements of three significant lawsuits in 2001:

  OXFORD GENE TECHNOLOGY SETTLEMENT

        On March 23, 2001 we entered into a settlement agreement with Oxford Gene Technology, Ltd. ("OGT") resolving all existing litigation between the two companies.

        The settlement encompassed a number of lawsuits and other adverse proceedings involving the parties' respective patents, patent applications and patent license rights in various countries as well as litigation over the transfer to us of Beckman Coulter's ("Beckman") license to certain OGT patents through our 1999 purchase of Beckman's array business. Key components of the settlement included:

  •
  Both parties dismissed the pending lawsuits in the Delaware federal court.

  •
  OGT dropped its infringement actions and both parties dropped their revocation actions challenging each others' patents in the United Kingdom.

  •
  OGT withdrew its petition for leave to appeal to the House of Lords in the license action in the United Kingdom.

  •
  OGT recognized the validity of the license obtained by Affymetrix from Beckman.

  •
  Both parties ceased their involvement in opposition proceedings against the other's European patent in the European Patent Office.

        As a result of the settlement, we did not receive any additional license rights from OGT and the terms of the existing license to OGT's technology obtained from Beckman remain unchanged. Also, as a result of the settlement, we recorded an additional charge of approximately $18.6 million in the quarter ended December 31, 2000 in excess of amounts previously accrued and payable to OGT under the license. In addition, we recorded a charge of $1.9 million in the first quarter of 2001 as a result of a fee arrangement entered into with our legal counsel. While the settlement agreement settled all outstanding litigation and ensures that we are licensed under certain OGT patents, it did not require the withdrawal of undeclared interferences or ensure that the parties will not be involved in future administrative and other proceedings, such as interferences, arbitration proceedings, or litigation proceedings. Such proceedings could have a material, adverse effect on us as a result of expenses incurred, distraction of management, or narrowing or elimination of some of our patent rights.

  HYSEQ, INC. SETTLEMENT

        On October 24, 2001, we entered into a Settlement Agreement with Hyseq, Inc. ("Hyseq") providing for the comprehensive settlement of all existing litigation between the two companies that began in March 1997. Key components of the litigation settlement included:

  •
  Affymetrix and Hyseq dismissed, with prejudice, all pending lawsuits;

  •
  Affymetrix and Hyseq have acknowledged the validity and enforceability of the patents asserted in these lawsuits, which are U.S. Patent Nos. 5,795,716, 5,744,305 and 5,800,992 of Affymetrix and U.S. Patent Nos. 5,202,231, 5,525,464, 5,695,940, 6,018,041 and 5,972,619 of Hyseq; and

  •
  Hyseq has agreed to enter an abandonment of contest with respect to its pending patent application in patent interference proceedings titled Chee v. Drmanac, Interference No. 104,552 before the U.S. Patent and Trademark Office.

        In connection with the settlement, Hyseq created a new majority-owned subsidiary, Callida Genomics, Inc. ("Callida"), which will focus on the development and commercialization of Hyseq's sequencing-by-hybridization ("SBH") technology. Hyseq contributed all of its SBH patents to Callida. We have an initial 10% equity interest in Callida. Callida has entered into a collaboration arrangement with us, through Callida's wholly owned subsidiary, N-Mer, Inc. ("N-Mer"), for the development and commercialization of a high speed DNA sequencing chip. We have also entered into various cross-licensing arrangements with Hyseq, Callida and N-Mer. Key components of the commercial and licensing arrangements include the following:

  •
  Callida granted us an option, which was exercisable for five years, to purchase a majority equity interest in N-Mer;

  •
  We are the exclusive array and system supplier to N-Mer and the exclusive sales agent for the distribution of any products developed by N-Mer;

  •
  Hyseq granted us a non-exclusive license to Hyseq's array-related patents in the field of non-universal probe arrays;

  •
  We granted Hyseq an internal use license under certain of our array-related patents for pharmaceutical research;

  •
  We entered into a BiotechAccess™ supply agreement with Hyseq for our GeneChip® technology;

  •
  We granted Callida a license to certain of our patents in the non-array field and to all patents involved in the patent interference proceedings in all fields other than clinical diagnostics for bacteriology; and

  •
  Callida granted N-Mer a non-exclusive license in the filed of universal probe arrays.

        At the closing, we paid Hyseq a one-time license fee for the non-exclusive license described above, and loaned Hyseq $4 million, all of which will be used to fund Callida and N-Mer. The loan bears interest at the rate of 7.5% and matures five years after closing. The loan is repayable by Hyseq at any time and, subject to specified conditions, exchangeable for common stock of Hyseq. The loan is secured by Hyseq's equity interest in Callida. Affymetrix and Hyseq have agreed to each make additional investments, which will be conditioned on N-Mer's attainment of a specified technical milestone and the procurement of third-party financing.

  INCYTE GENOMICS AND SYNTENI SETTLEMENT

        On December 21, 2001, we entered into a Settlement Agreement with Incyte Genomics, Inc. ("Incyte") providing for the comprehensive settlement of the existing patent infringement litigation between the two companies that began in January 1998. Key components of the litigation settlement included:

  •
  All claims, defenses and counterclaims were dismissed in the pending patent infringement lawsuits.

  •
  Incyte has dismissed its opposition to our European Patent No. EP 0 619 321.

  •
  We paid $4.5 million to Incyte at closing as past damages with respect to Incyte's RNA amplification patents (also referred to as the "Eberwine" or "Layton" patents). As a result of this payment, we recorded a one-time charge of $4.5 million in the quarter ended December 31, 2001.

        In connection with the settlement, the two companies agreed to certain non-exclusive, royalty-bearing licenses and an internal use license under their respective intellectual property portfolios.

        The two companies have not resolved Incyte's and Stanford University's ("Stanford") complaint of dissatisfaction with decisions of the United States Patent and Trademark Office Board of Patent Appeals and Interferences (USPTO), that is pending in Incyte Pharmaceuticals, Inc. et al. v. Affymetrix, Inc., Case No. C 99-21111 JF (N.D. Cal.). In this case, Incyte and Stanford have filed a complaint of dissatisfaction with the USPTO's ruling that Incyte and Stanford did not meet the burden of proof required to proceed with a full interference proceeding in the USPTO against certain claims of our U.S. Patent No. 5,800,992 and all claims of our U.S. Patent No. 5,744,305 with respect to certain patent claims that Stanford has applied for that are alleged to be exclusively licensed to Incyte. We believe that Incyte's and Stanford's complaint on dissatisfaction is without merit; however, we cannot be sure that we will prevail in this case. Our failure to successfully defend against Incyte's and Stanford's complaint on dissatisfaction and any subsequent proceeding in the USPTO could result in a material adverse effect on our business, financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted during the fourth quarter of the year ended December 31, 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock is traded on the Nasdaq National Market System under the symbol of AFFX. The following table sets forth, for the periods indicated, the low and high bid prices per share for our common stock as reported by the Nasdaq National Market adjusted for the 2 for 1 stock split effective August 21, 2000.

	Low	High
2000
First Quarter	$61.25	$163.50
Second Quarter	$42.31	$103.75
Third Quarter	$49.00	$102.50
Fourth Quarter	$44.89	$92.00
2001
First Quarter	$24.63	$72.63
Second Quarter	$19.90	$50.50
Third Quarter	$13.98	$26.40
Fourth Quarter	$15.41	$41.00

        As of March 20, 2002 there were approximately 452 holders of record of our common stock.

        No dividends have been paid on the common stock. We currently intend to retain all future earnings, if any, for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected historical consolidated financial information has been derived from our audited consolidated financial statements. The balance sheet data as of December 31, 2001 and 2000 and statements of operations data for each of the three years in the period ended December 31, 2001 are derived from audited consolidated financial statements included in this Form 10-K. You should read this table in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8, "Financial Statements and Supplementary Data."

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenue:
Product	$194,936	$173,546	$98,168	$36,932	$4,789
Revenue from Perlegen Sciences	11,491	—	—	—	—
Research	4,728	5,780	8,059	14,522	14,976
License fees and royalties	13,719	21,504	2,847	959	—

Total revenue	224,874	200,830	109,074	52,413	19,765

Cost and expenses:
Cost of product revenue	72,522	70,884	42,219	15,226	4,559
Cost of revenue from Perlegen Sciences	11,491
Research and development	68,197	57,384	43,524	38,433	28,590
Selling, general and administrative(1)	95,293	113,429	53,590	31,640	14,756
Merger related costs(2)	—	2,395	—	—	—
Amortization of deferred stock compensation(2)	12,663	2,118	—	—	—
Amortization of goodwill and purchased intangibles(2)	6,223	997	—	—	—
Charge for in-process technology(2)	—	14,989	—	—	—

Total costs and expenses	266,389	262,196	139,333	85,299	47,905

Loss from operations	(41,515)	(61,366)	(30,259)	(32,886)	(28,140)
Interest and other income, net	6,995	7,976	4,755	4,817	5,190
Loss before income tax and extraordinary item	(34,520)	(53,390)	(25,504)	(28,069)	(22,950)
Income tax (provision)/benefit	(300)	(600)	—	1,269	170

Loss before extraordinary item	(34,820)	(53,990)	(25,504)	(26,800)	(22,780)
Extraordinary gain from the repurchase of convertible notes(5)	1,699	—	—	—	—

Net loss	(33,121)	(53,990)	(25,504)	(26,800)	(22,780)
Preferred stock dividends	—	—	(2,055)	(2,321)	—

Net loss attributable to common stockholders	$(33,121)	$(53,990)	$(27,559)	$(29,121)	$(22,780)

Basic and diluted net loss per common share before extraordinary item(3)	$(0.61)	$(0.98)	$(0.54)	$(0.62)	$(0.50)
Extraordinary gain per common share from repurchase of convertible notes	0.03	—	—	—	—

Basic and diluted net loss per common share	$(0.58)	$(0.98)	$(0.54)	$(0.62)	$(0.50)

Shares used in computing basic and diluted net loss per common share(3)	57,382	55,035	51,167	46,932	45,294
Balance Sheet Data:
Cash, cash equivalents, and available-for-sale securities	$368,823	$436,030	$226,440	$84,933	$73,125
Working capital	372,718	418,302	231,382	84,883	72,270
Total assets	580,015	620,780	326,587	142,185	102,828
Long-term obligations(4)	378,000	383,000	158,000	8,261	513
Convertible Redeemable Preferred Stock	—	—	—	49,857	—
Accumulated deficit	(211,314)	(178,193)	(124,203)	(96,644)	(67,523)
Total stockholders' equity	129,010	147,130	131,932	68,915	91,848

(1)
Selling, general and administrative expense in 2001 and 2000 include charges of approximately $6.4 million and $18.6 million, respectively, related to settlement of litigation.

(2)
See Note 17 to the Consolidated Financial Statements included in this report.

(3)
See Note 2 to the Consolidated Financial Statements included in this report.

(4)
In September 1999, the Company issued $150 million principal amount of 5% convertible subordinated notes. In February 2000, the Company issued $225 million principal amount of 4.75% convertible subordinated notes. In August 2001, the Company repurchased $5 million principal amount of the 4.75% notes for total consideration of $3.3 million. In connection with the transaction, the Company recorded an extraordinary gain of approximately $1.7 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        We have developed and intend to establish our GeneChip® system and related microarray technology as the platform of choice for acquiring, analyzing and managing complex genetic information. Our integrated GeneChip® platform consists of disposable DNA probe arrays containing gene sequences on a chip, certain reagents for use with the probe arrays, a scanner and other instruments to process the probe arrays, and software to analyze and manage genetic information from the probe arrays. Our related microarray technology includes instrumentation, software and licenses for fabricating, scanning and collecting and analyzing results from low density microarrays. We commenced commercial sales of the GeneChip® system for research use in April 1996 and currently sell our products directly to pharmaceutical, biotechnology, agrochemical, diagnostics and consumer products companies as well as academic research centers, private foundations and clinical reference laboratories in the United States and Europe. We also sell some of our products through authorized distributors, principally in Japan.

        In October 2000, we formed Perlegen Sciences, initially a wholly owned subsidiary. From Perlegen's inception through March 30, 2001 the operating results of Perlegen were consolidated into our financial statements. We contributed to Perlegen certain intellectual property with no cost basis and we have rights to use and commercialize certain data generated by Perlegen in the array field. If such data is used, we will pay Perlegen royalties based on array sales. No royalties have been paid to date.

        On March 30, 2001, Perlegen completed a private financing with outside investors raising $100 million, which reduced our ownership position in Perlegen to approximately 53%. Two of these outside investors include trusts of which two of our current directors are trustees. The investments by these trusts represent less than $0.6 million of the total financing for Perlegen. We, and certain of our affiliates, including our chief executive officer Stephen P.A. Fodor, have placed a portion of our collective holdings (approximately 8%) into an irrevocable voting trust, relinquishing certain voting rights and, as such, we have relinquished control of Perlegen. The trustee, State Street Bank and Trust Company of California, N.A., is required to vote the shares held in the trust on all matters subject to shareholder vote in proportion to the votes of all non-Affymetrix shareholders. The voting trust will remain in place until we and our affiliates cease to be the beneficial owners of 45% of the total voting power of all of the voting capital stock of Perlegen. We have the right to designate three members of Perlegen's Board of Directors which shall consist of not more than seven members. We have appointed two out of three of our designees to the current six member Perlegen Board. Our two current designees to Perlegen's Board are also members of our Board of Directors.

        We account for our 53% ownership interest in Perlegen on the equity method as we and our affiliates collectively control less than 50% of the voting shares of Perlegen and also do not control the strategic, operating, investing and financing activities of Perlegen. As our investment in Perlegen has no basis for accounting purposes under generally accepted accounting principles, we have not recorded any proportionate share of Perlegen's operating losses in our financial statements since the completion of Perlegen's financing.

        Pursuant to a supply agreement with Perlegen, we sell whole wafers to Perlegen for use in Perlegen's research and development activities at our fully burdened cost of manufacturing. If Perlegen uses the wafers or arrays supplied by us in commercial activities for the benefit of third parties, then Perlegen is obligated to make additional payments for such wafers so that we receive normal commercial margins on these wafers. Revenue and cost of revenue for 2001 was $11.5 million and is reflected in the accompanying consolidated statements of operations. At December 31, 2001, the amounts due from Perlegen were $9.2 million and have been included in accounts receivable in our consolidated balance sheet. Amounts due from Perlegen are payable to us on our normal commercial terms. We have no obligations to provide funding to Perlegen nor do we guarantee or otherwise have any obligations related to the liabilities or results of operations of Perlegen or its investors.

        In October 2000, we acquired Neomorphic, Inc. ("Neomorphic"), a privately-held, computational genomics company. Under the terms of the merger agreement, Neomorphic became one of our wholly owned subsidiaries. We issued 1,285,636 shares of our common stock and $2.4 million in cash in exchange for all of Neomorphic's outstanding capital stock. In addition, we assumed Neomorphic's stock options, which if fully vested and exercised, would result in the issuance of 122,797 shares of our common stock. The transaction was accounted for as a purchase and the results of Neomorphic's operations have been included in the consolidated results from the date of acquisition. Approximately $15.0 million of the purchase price was expensed in the fourth quarter of 2000 for the purchase of in-process research and development. The remaining $29.6 million purchase price, was allocated to goodwill ($23.1 million), existing technology ($3.4 million), the assembled workforce ($1.3 million), notes receivable ($0.9 million) and various assets ($0.9 million). The allocation was based on an independent valuation. Goodwill and intangible assets are being amortized on a straight-line basis over five years and three years, respectively. The effect of adopting FAS 141 and FAS 142 is discussed in "Recent Accounting Pronouncements" below.

        In February 2000, we completed our acquisition of Genetic MicroSystems, Inc. ("GMS"), a privately held Massachusetts instrumentation company specializing in DNA array technology. Under the terms of the acquisition, the outstanding shares of GMS common and preferred stock were converted into an aggregate of 1,939,798 shares of our common stock. In addition, we assumed GMS' stock options and warrants, which if fully vested and exercised, would result in the issuance of 200,202 shares of the our common stock. The merger has been accounted for as a pooling of interests and accordingly, the consolidated financial statements discussed herein and all historical financial information have been restated to reflect the combined operations of both companies.

        We have incurred operating losses in each year since our inception, including a loss of approximately $33.1 million during the year ended December 31, 2001 and, as of such date, had an accumulated deficit of approximately $211.3 million. Our losses have resulted principally from costs incurred in research and development, manufacturing and from selling, general and administrative costs associated with our operations, including the costs of patent related litigation. These costs have exceeded our revenues and interest income, which to date have been generated principally from product sales, technology access and other license fees, royalties, collaborative research and development agreements, and from interest earned on cash and investment balances. Our ability to generate significant revenues and become profitable is dependent in large part on our ability to expand our customer base, increase sales of our current products to existing customers, manage our expense growth, as well as our ability to enter into additional supply, license and collaborative arrangements and on our ability and that of our collaborative partners to successfully manufacture and commercialize products incorporating our technologies in new applications and in new markets.

        Our operating results vary and depend on numerous factors. Revenues are principally impacted by the volume and price of product sales; the timing of orders and deliveries of products, design fees, royalties, license fees, and other research revenues under collaborative and licensing agreements. Expenses are principally impacted by the cost of goods for products, the magnitude and duration of research and development, sales and marketing and general and administrative expenses. General and administrative expenses are particularly subject to variation as a result of fluctuations in the intensity of legal activities associated with our on-going intellectual property litigation.

        Our operating results may also fluctuate significantly depending on other factors. To maintain or gain market acceptance of our products in the face of the introduction of new products by our competitors, we may have to reduce or discount the price of our products resulting in an adverse impact on revenues and gross margins. Other factors that may significantly impact our operating results include: the outcome of on-going or future litigation; the need for additional royalty bearing licenses; adoption of new technologies; the cost, quality and availability of reagents and components; regulatory actions; and third-party reimbursement policies.

RESULTS OF OPERATIONS

  YEARS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

        PRODUCT REVENUE.    Product sales increased to $195.0 million in 2001, up 12% from $173.5 million in 2000. The increase primarily resulted from growth in sales of GeneChip® probe arrays and increased placement of GeneChip® systems partially offset by a decline in our spotted array products. Shipments of GeneChip® probe arrays increased to $101.5 million in 2001 from $70.0 million in 2000. Shipments of instruments decreased to $45.8 million in 2001 from $56.6 million in 2000, principally due to the decreased sales of spotted arrayers in the low-density array market. As a result of a decline in the spotted array instrumentation marketplace in 2001, revenue from our spotted array business was not material to our overall financial performance in fiscal year 2001 and we do not expect it to be material to our overall financial performance in 2002.

        In the first quarter of 2001, we discovered ambiguities in the UniGene U74 database build that was used in the design of the Murine Genome U74 set of GeneChip® arrays. As a result, we redesigned these arrays and had discussions with our affected customers to address their individual needs. Based on these discussions, we offered replacement arrays to these customers. All replacement arrays were shipped by the end of the third quarter of 2001. Product revenues in 2001 have been negatively impacted as a result of this situation.

        REVENUE FROM PERLEGEN SCIENCES, INC.    We sell whole wafers to Perlegen at our fully burdened cost of manufacturing. Revenue and cost of revenue for the year ended December 31, 2001 was $11.5 million. Except for the increased manufacturing leverage gained through increased manufacturing volume from the production of whole wafers for Perlegen, revenue from sales to Perlegen does not have any net impact on our consolidated statements of operations.

        RESEARCH REVENUE.    Research revenue includes custom probe array design fees, full-time-equivalent ("FTE") research support and grant funding. Research revenue decreased to $4.7 million from $5.8 million for 2000. The decline in research revenue is primarily the result of lower activity under government grants.

        LICENSE FEES AND ROYALTY REVENUES.    License fees and royalty revenues decreased to $13.7 million in 2001, down from $21.5 million in 2000 primarily due to a lower level of license fee activity in 2001. Specifically, in 2000 we recognized license fees of approximately $6.0 million from parties licensed to manufacture and sell low-density arrays and to distribute our low-density array equipment. Licenses permit the licensees to utilize our intellectual property on a non-exclusive basis over specified periods for either internal research and development, or in some cases, for commercialization of products. We generally have no continuing obligations under these agreements.

        COST OF PRODUCT REVENUES AND GROSS MARGINS.    Cost of product revenue increased to $72.5 million, up from $70.9 million in 2000. The increase in cost of product revenues resulted principally from the unit growth in product sales. Gross margins increased to 63% up from 59% in 2000. Principal factors that favorably impacted gross margins included: improved manufacturing yields, technologies and processes related to the GeneChip® probe arrays, increased production volumes of probe arrays and favorable changes in product sales mix. Factors negatively impacting gross margins included additional warranty expenses and provisions for excess inventory associated with instrumentation and the spotting array business. Our decision in March 2001 to replace Murine Genome U74 arrays that contained incorrect probe sequences arising from ambiguities that we discovered in the UniGene U74 database build, resulted in an incremental warranty expense of

$1.8 million to cover costs associated with the replacement of Murine Genome U74 set of arrays sold in calendar year 2000. We recorded an additional charge of $0.8 million in the first quarter of 2001 to cover replacement costs of the Murine Genome U74 arrays sold in the first quarter of 2001. The charges recorded in 2000 and the first quarter of 2001 were based upon the number of replacement arrays.

        RESEARCH AND DEVELOPMENT EXPENSES.    Research and development expenses, which primarily consist of basic research, product development and manufacturing process improvement, increased to $68.2 million in 2001 compared to $57.4 million for 2000. The increase in research and development expenses was primarily attributable to a full year in 2001 of the integration of Neomorphic which was acquired in October 2000 and the hiring of additional research and development personnel. We recorded $4.5 million in research and development expenses associated with Perlegen in the first quarter of 2001. We believe a substantial investment in research and development is essential to a long-term sustainable competitive advantage and critical to expansion into additional markets such as toxicogenomics, high throughput applications, pharmacogenomics, clinical genomics and health management. We expect research and development spending to increase as product development and core research efforts continue to expand.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.    Selling, general and administrative expenses decreased to $95.3 million in 2001 compared to $113.4 million in 2000. The decrease in selling, general and administrative expenses was primarily the result of lower legal expenses in 2001 associated with our patent litigation. Specifically, we incurred significantly higher legal costs in 2000 as compared to 2001 primarily associated with the settlement with Oxford Gene Technology, Ltd. ("OGT"), for which a charge of $18.6 million was recorded in 2000. In 2001, we incurred lower legal expenses as a result of the settlements with OGT, Incyte and Hyseq. Selling, general and administrative expenses are expected to continue to increase as we expand sales, marketing, and technical support functions, increase headcount in management and administrative functions, prosecute and defend our intellectual property position and defend against claims made by third parties in ongoing litigation. In particular, we expect legal costs to vary substantially as the intensity of legal activity changes in the remaining on-going patent litigation with Stanford University and Applera Corporation. Depending on the outcome of these lawsuits we may be entitled to damages or may be obligated to pay damages. There can be no assurance that we have adequately estimated our exposure for potential damages.

        MERGER RELATED COSTS.    Merger related costs of $2.4 million in 2000 were comprised of transaction costs arising from the acquisition of GMS which was accounted for as a pooling of interests.

        AMORTIZATION OF DEFERRED STOCK COMPENSATION.    Upon the acquisition of Neomorphic in October 2000, the fair value of unvested common stock subject to restricted stock agreements and the intrinsic value of the unvested options held by employees were deducted from the purchase price and allocated to deferred stock compensation. The deferred stock compensation of $30.0 million is being amortized to compensation expense over the remaining vesting term, generally two to four years. The fair value of unvested options held by non-employees was also deducted from the purchase price and will be periodically revalued as they vest in accordance with applicable accounting guidance. Amortization of deferred stock compensation increased to $12.7 million in 2001 compared to $2.1 million in 2000 as a result of a full year of amortization expense in 2001.

        AMORTIZATION OF GOODWILL AND PURCHASED INTANGIBLES.    Goodwill of $17.8 million (net of accumulated amortization of $5.4 million at December 31, 2001) was generated from the acquisition of Neomorphic and represents the difference between the purchase price and the fair value of the net assets acquired. Goodwill is being amortized on a straight-line basis over five years. Other intangible assets of $2.9 million (net of accumulated amortization of $1.8 million at December 31, 2001) arising from the purchase of Neomorphic include existing technology and the assembled workforce. These assets are being amortized on a straight-line basis over three years. Upon the adoption of SFAS 142 (see Recent Accounting Pronouncements) we will cease to amortize goodwill. We expect this will reduce our amortization expense in 2002 by approximately $5.1 million.

        INTEREST AND OTHER INCOME, NET.    Interest and other income was $26.9 million in 2001 compared to $26.3 million for 2000. Interest expense increased to $19.9 million for 2001 compared to $18.4 million for 2000 primarily due to the interest expense associated with the convertible subordinated notes. In 2001, we realized gains of $5.8 million as a result of the sale of investments. Excluding these gains, interest income decreased in 2001 as compared to 2000 as a result of lower average cash balances and lower yields on investments. As a result of lower interest rates, we expect to see lower yields within the investment portfolio.

        INCOME TAX PROVISION.    The 2001 provision for income taxes of approximately $0.3 million, as compared to $0.6 million in 2000, consists entirely of current taxes on the profits attributable to our foreign operations for 2001. The decrease is attributable to reduced withholding taxes. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the historical operating performance and the reported cumulative net losses in all prior years, at December 31, 2001, we have provided a full valuation allowance against our net deferred tax assets. We evaluate the realizable value of the deferred tax assets on a quarterly basis.

        As of December 31, 2001, we had federal and state net operating loss carryforwards for income tax purposes of approximately $200.1 million and $29.7 million, respectively, which will expire at various dates in 2004 through 2021, if not utilized. In addition, we have federal and state research and development credit carryforwards of approximately $4.9 million and $3.7 million, respectively, which expire at various dates beginning in 2008 through 2021, if not utilized. Utilization of the net operating loss and tax credit carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. We believe the effect of such limitations will not result in the expiration of the net operating loss and tax credit carryforward before utilization.

        EXTRAORDINARY GAIN.    In August 2001, we repurchased $5 million principal amount of the 4.75% Notes for total consideration of $3.3 million. In connection with the transaction, we recorded an extraordinary gain of approximately $1.7 million.

  YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

        PRODUCT REVENUE.    Product sales increased to $173.5 million in 2000, up 77% from $98.2 million in 1999. The increase primarily resulted from growth in the volume of sales of GeneChip® systems, as well as Affymetrix 427 Arrayers and Affymetrix 418 and 428 Array Scanners (previously marked by GMS). Shipments of GeneChip® probe arrays increased to $70.0 million in 2000 from $32.9 million in 1999. Shipments of instruments increased to $56.6 million in 2000 from $33.0 million in 1999.

        LICENSE FEES AND ROYALTY REVENUES.    License fees and royalty revenues increased to $21.5 million in 2000, up from $2.8 million in 1999. The increase was attributed primarily to the signing of additional licenses and the expansion of existing licensing arrangements. Licenses granted permit the licensees to utilize our intellectual property on a non-exclusive basis over specified periods for either internal research and development, or in some cases, for commercialization of products. We generally have no continuing obligations under these agreements.

        RESEARCH REVENUE.    Research revenue includes custom probe array design fees, milestones, full-time-equivalent ("FTE") research support and grant funding. Research revenue decreased to

$5.8 million for 2000 from $8.1 million for 1999. The decrease is primarily due to lower activity under government grants primarily due to the completion of the ATP grant in January 2000.

        COST OF PRODUCT REVENUES AND GROSS MARGINS.    Cost of product revenue increased to $70.9 million in 2000, up from $42.2 million in 1999. The increase in cost of product revenues resulted principally from the growth in product sales. Gross margins increased to 59% in 2000 up from 57% in 1999. Principal factors that favorably impacted gross margins included: improved manufacturing yields for GeneChip® probe arrays, increased production volumes of probe arrays and favorable changes in product sales mix. Factors negatively impacting gross margins included the payment of royalties to OGT upon obtaining a license to OGT's technology in June 1999 and unanticipated warranty and obsolete inventory expenses arising in 2000 from our decision in March 2001 to replace Murine Genome U74 arrays that contained incorrect probe sequences. Specifically, in the fourth quarter of 2000, we recorded an incremental warranty expense of $1.8 million to cover costs associated with the replacement of Murine Genome U74 set of arrays sold in calendar year 2000. The charges recorded in 2000 are based upon estimates of the number of replacement arrays and other compensation deemed necessary to maintain appropriate customer satisfaction.

        RESEARCH AND DEVELOPMENT EXPENSES.    Research and development expenses, which primarily consist of basic research, product development and manufacturing process improvement, increased to $57.4 million for 2000 compared to $43.5 million for 1999. The increase in research and development expenses was attributable primarily to the hiring of additional research and development personnel including a growth in research and development personnel associated with the acquisitions of Neomorphic and GMS, as well as the formation of Perlegen Sciences. In addition, we contributed $3.5 million to the Mouse Genome Consortium in the fourth quarter of 2000.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.    Selling, general and administrative expenses increased to $113.4 million in 2000 compared to $53.6 million for 1999. The increase in selling, general and administrative expenses resulted primarily from our expansion of commercial activities and increased legal costs arising from ongoing patent litigation. On March 23, 2001, we entered into a settlement agreement with OGT resolving existing litigation between the two companies. The settlement encompasses a number of lawsuits. As a result of the settlement, we recorded a charge of $18.6 million in the quarter ended December 31, 2000.

        ACQUISITION RELATED COSTS.    We incurred $2.4 million of one-time merger related costs arising from the acquisition of GMS. As a result of the acquisition of Neomorphic, we incurred charges of $2.1 million of amortization of deferred stock compensation, $1.0 million of amortization of purchased intangibles and $15.0 million of one-time charges for purchased in-process research and development. There were no acquisition-related costs for 1999.

        We allocated Neomorphic's purchase price based on the relative fair value of the net tangible and intangible assets acquired. In performing this allocation, we considered, among other factors, the technology research and development projects in process at the date of acquisition. Neomorphic's in-process research and development programs consisted of the development of software technologies that will enhance our bioinformatics efforts. Specifically, Neomorphic is engaged principally in two research programs. The goal of the first research program is to develop tools that will enable researchers to improve the prediction of gene structures, increase the accuracy of gene identification and ascertain gene function. The projects in this program were from 15% to 80% complete and had a fair value of approximately $8.4 million at the time of the acquisition. The goal of the second research program is to develop software tools that will assist researchers in visualizing and managing genetic data. These projects were 50% to 60% complete at the time of the acquisition and had an estimated fair market value of approximately $6.6 million. The projects are expected to be completed in 2001 and 2002. The value assigned to purchased in-process R&D was determined by estimating the costs to develop Neomorphic's purchased in-process research and development into commercially viable products, currently estimated to be $3 to $4 million, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. A discount rate of 20% was used for valuing the in-process research and development and is intended to be commensurate with Neomorphic's corporate maturity and the uncertainties in the economic estimates described above. Additionally, this project will require maintenance expenditures when and if it reaches a state of technological and commercial feasibility. We believe we have positioned ourselves to complete the research and development program. However, there is risk associated with the completion of the projects, which includes the inherent difficulties and uncertainties of a development stage program and risks related to the impact of potential changes in future target markets. There is no assurance that the project will meet either technological or commercial success. The technology under development has no alternative future uses.

        The estimates that we used in valuing in-process research and development were based upon assumptions we believe to be reasonable but which are inherently uncertain and unpredictable. Our assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the projected results. Any such variance may materially affect our ability to fully realize the value of the acquisition.

        INTEREST AND OTHER INCOME, NET.    Interest income was $26.3 million for 2000 compared to $7.0 million for 1999 due to higher cash investment balances from the sale of convertible subordinated notes. Interest expense increased to $18.4 million for 2000 compared to $2.3 million for 1999 primarily due to the interest expense associated with the convertible subordinated notes.

        INCOME TAX PROVISION.    The 2000 provision for income taxes of approximately $0.6 million consists entirely of current taxes paid on the profits attributable to our foreign operations for 2000. No income tax provision or benefit was recorded for 1999. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the historical operating performance and the reported cumulative net losses in all prior years, at December 31, 2000 we have provided a full valuation allowance against our net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

        We have financed our operations primarily through the sale of equity and debt securities, government grants, collaborative agreements, interest income, product sales and licensing of our technology. Our material future obligations are as follows (in thousands):

	Total	2002	2003-2004	2005-2006	After 2006
Convertible subordinated notes	$370,000	$—	$—	$150,000	$220,000
BCI commitment (Note 3)	5,000	—	—	5,000	—
Operating leases	27,382	5,897	7,780	3,886	9,819

Total contractual obligations	$402,382	$5,897	$7,780	$158,886	$229,819

        Net cash used in operating activities was $26.9 million in 2001 compared to $19.6 million in 2000 and $30.1 million in 1999. The cash used for operations was primarily to fund our operating losses as well as our working capital requirements.

        Our investing activities, other than purchases, sales and maturities of available-for-sale securities, consisted of capital expenditures, which totaled $33.4 million 2001, $26.5 million in 2000, and $18.0 million in 1999. Capital expenditures during 2001 and 2000 included investments in facilities and production and laboratory equipment. In addition, in 2001, we provided a loan of $4.0 million to Hyseq. The loan bears interest at 7.5%, matures in 2006 and is repayable by Hyseq at any time.

        Net cash provided by financing activities was $5.2 million in 2001, $241.0 million in 2000 and $189.1 million in 1999. The 2000 cash flows from financing activities are primarily the result of the issuance of $225.0 million of convertible subordinated notes in February 2000. The convertible subordinated notes bear interest at 4.75% per annum and mature in 2007. During 2001 we retired $5.0 million face value of the convertible subordinated notes that bear interest at 4.75% per annum for cash consideration of $3.3 million and recognized an extraordinary gain of $1.7 million. The 1999 cash flows from financing activities are primarily the result of the issuance of $32.5 million of common stock in a private placement in March 1999 and $150.0 million of convertible subordinated notes in September 1999. The 1999 convertible subordinated notes bear interest at 5.0% per annum and mature in 2006.

        As of December 31, 2001, we had cash, cash equivalents, and available-for-sale securities of approximately $368.8 million. We anticipate that our existing capital resources will enable us to maintain currently planned operations and planned capital expenditures for the foreseeable future. However, this expectation is based on our current operating plan and capital expenditure plan, which is subject to change, and therefore we could require additional funding sooner than anticipated. In addition, we expect that our capital requirements will remain substantial and may increase over the next several years as we expand our worldwide commercial operations, expand our manufacturing capabilities, increase our investments in third parties and expand our research and development efforts. Our long-term capital expenditure requirements will depend on numerous factors, including: the development of commercial scale manufacturing capabilities; our ability to maintain existing collaborative and customer arrangements and establish and maintain new collaborative and customer arrangements; the progress of our research and development programs; initiation or expansion of research programs and collaborations; the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; the effectiveness of product commercialization activities and arrangements; the purchase of patent licenses; and other factors. We have no credit facility or other committed sources of capital. To the extent capital resources are insufficient to meet future capital requirements, we will have to raise additional funds to continue the development of our technologies. There can be no assurance that such funds will be available on favorable terms, or at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to our stockholders. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into collaboration agreements on unattractive terms. Our inability to raise capital would have a material adverse effect on our business, financial condition and results of operations.

CRITICAL ACCOUNTING POLICIES

        Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements. However, certain accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management; as a result they are subject to an inherent degree of uncertainty. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Our significant accounting policies include:

  REVENUE RECOGNITION

        Revenue on product sales is recognized when persuasive evidence of an arrangement exists, the price is fixed and final, delivery has occurred and there is a reasonable assurance of collection of the sales proceeds. We obtain written purchase authorizations from our customers for a specified amount of product at a specified price and consider delivery to have occurred for most of our products at the time of shipment. We make estimates of warranty costs and of allowances for doubtful accounts based on historical experience, individual customer financial viability, and age of individual receivables.

        For sales of software licenses, we defer revenue for the undelivered elements based on vendor-specific evidence of fair value, which is determined from our list price and actual transactions.

        Research revenue is comprised of amounts earned from services performed pursuant to commercial collaboration agreements, including custom-mask design fees, as well as government grants. Research revenue is recorded in the period in which the costs are incurred or at the time the mask design is completed. Payments received related to substantive at-risk milestones are recognized upon the occurrence or completion of the milestone events. Direct costs associated with these contracts and grants are reported as research and development expense. While milestone events are specified in our contracts, we must apply judgment in determining whether a milestone was substantially at risk and therefore justify the recognition of related revenue as the culmination of a separate earnings process. To date, milestone revenue has not been a significant portion of our research revenues.

        License and royalty revenues include amounts earned from third parties licensed under our intellectual property. License revenues are recognized when earned under the terms of the related agreements, generally upon receipt unless we have continuing performance obligations, in which case the license revenue is recognized ratably over the period of expected performance. Royalty revenues are recognized under the terms of the related agreements generally upon manufacture or shipment of a product by a licensee.

        A portion of our sales and accounts receivable are denominated in foreign currencies. We currently do not hedge our foreign currency exposure and to date we have not experienced significant foreign currency differences.

  EQUITY ACCOUNTING

        We account for our 53% ownership interest in Perlegen on the equity method as we have determined that we do not control its operations. Factors we considered in determining our level of control in Perlegen include the fact that we and certain of our affiliates have put approximately 8% of our voting rights into an irrevocable voting trust which is required to vote in proportion to the votes of the other shareholders, we have no ability to terminate or modify the trust unilaterally, we have the right to appoint only three out of seven seats on Perlegen's board and we have no commitment to provide additional funding to Perlegen. See Note 9 of Notes to Consolidated Financial Statements.

  INVENTORIES

        We carry our inventories at the lower of cost or market, cost being determined on the first-in, first-out method. We apply judgment in determining the provisions for slow moving, excess and obsolete inventories based on historical experience and anticipated product demand.

  ACCOUNTING FOR GOODWILL AND INTANGIBLE ASSETS

        Our intangible assets are comprised principally of technology rights. We apply judgment in determining the useful lives of our intangible assets and whether such assets are impaired. Factors we consider include the life of the underlying patent, the expected period of benefit from the use of the technology, existence of competing technology and potential obsolescence. To date, we have not experienced any impairments to our intangible assets.

  CONTINGENCIES

        We are subject to legal proceedings principally related to intellectual property matters. Based on the information available at the balance sheet dates, we assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. If losses are probable and reasonably estimable, we will record a reserve in accordance with SFAS 5, "Accounting for Contingencies". Any reserves recorded may change in the future due to new developments in each matter.

  RECENT ACCOUNTING PRONOUNCEMENTS

        In June 2001, FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") which eliminates the pooling-of-interest method and provides a single-method approach, the purchase method, for the accounting for all business combinations, as well as new criteria for recognition of intangible assets. SFAS 141 is effective for all business combinations initiated after June 30, 2001. The adoption of SFAS 141 is not expected to have a material impact on our results of operations or financial position.

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which establishes new standards for goodwill and other intangible assets, including the elimination of goodwill amortization, to be replaced with periodic evaluation of goodwill for impairment. We will adopt SFAS 142 on January 1, 2002 at which time, we are required to evaluate our existing goodwill and intangible assets and make any necessary reclassifications in order to comply with the new criteria in SFAS 142. We will then be required to reassess the useful lives of all intangible assets acquired in purchase business combinations, including those reclassified from goodwill, and make any necessary amortization adjustments by the end of the first interim period after adoption. To the extent that any intangible asset is identified as having an indefinite useful life, SFAS 142 requires us to test the intangible asset for impairment and recognize any impairment losses as a cumulative effect of change in accounting principle in the first interim period. After the identification and assessment of intangible assets discussed above, we are required, under SFAS 142, to identify reporting units and assign all related assets and liabilities and goodwill to the reporting units. We must then complete the two-step transitional goodwill impairment test. The first step, which must be completed within six months of adoption of SFAS 142, requires us to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent that a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and we are required to complete step two of the transitional goodwill impairment test as soon as possible, but no later than December 31, 2002. Step two requires us to compare the implied fair value of the reporting unit to its carrying amount as of January 1, 2002. Any transitional impairment loss will be recognized as a cumulative change in accounting principle in the first interim period. We have not yet completed our analysis but currently do not expect any impairment. At December 31, 2001, we had goodwill and intangible assets of $38.3 million subject to SFAS 142. Amortization expense for goodwill and intangible assets amounted to $6.2 million for the year ended December 31, 2001. The net impact on the 2002 statement of operations from the adoption of SFAS 142 is expected to be a reduction in amortization of approximately $5.1 million.

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which is effective for fiscal periods beginning after December 15, 2001. SFAS 144 provides a single accounting model for, and supersedes previous guidance on, accounting and reporting for the impairment/disposal of long-lived assets. SFAS 144 sets new criteria for the classification of assets held-for-sale and changes the reporting of discontinued operations. We do not believe that the adoption of SFAS 144 will have a significant impact on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK INTEREST RATE RISK

        Our exposure to interest rate risk relates primarily to our investment portfolio and our convertible subordinated notes. Fixed rate securities and borrowings may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall and floating rate borrowings may lead to additional interest expense if interest rates increase. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.

        The primary objective of our investment activities is to preserve principal while at the same time maximize yields without significantly increasing risk. To achieve this objective, we invest our excess cash in debt instruments of the U.S. Government and our agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of generally less than three years.

        The table below presents the principal amounts and weighted-average interest rates by year of maturity for our investment portfolio subject to interest rate risk:

	2002	2003	2004	Thereafter	Total	Fair Value at December 31, 2001
	(Dollar amounts in thousands)
ASSETS:
Available-for-sale securities	$122,695	$203,325	$18,938	$—	$344,958	$355,378
Average interest rate	5.95%	4.87%	4.96%
Loan receivable	$—	$—	$—	$4,000	$4,000	$4,000
Average interest rate				7.5%
LIABILITIES:
5% convertible subordinated notes due 2006	$—	$—	$—	$150,000	$150,000	$138,750
Average interest rate				5.00%
4.75% convertible subordinated notes due 2007	$—	$—	$—	$220,000	$220,000	$167,486
Average interest rate				4.75%

        We are exposed to equity price risks on the marketable portion of equity securities in our portfolio of investments entered into to further our business and strategic objectives. We typically do not attempt to reduce or eliminate our market exposure on these securities. A 10% adverse change in equity prices would result in a decrease of approximately $0.6 million in our available-for-sale securities based on our position at December 31, 2001. However, actual results may differ materially.

        We derive a portion of our revenues in foreign currencies, predominantly in Europe. We also have subsidiaries in Europe and Singapore. Due to the relative volume of transactions from these two sources, we do not believe that we have significant exposure to foreign currency exchange rate risks. We currently do not use derivative financial instruments to mitigate this exposure. We continue to review this issue and may begin hedging certain foreign exchange risks through the use of currency forwards or options in 2002.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
Affymetrix, Inc.

        We have audited the consolidated balance sheets of Affymetrix, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Affymetrix, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                      /s/ ERNST & YOUNG LLP

Palo Alto, California,
January 25, 2002, except Note 18,
as to which the date is March 7, 2002

AFFYMETRIX, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2001	2000
ASSETS:
Current assets:
Cash and cash equivalents	$58,795	$7,263
Available-for-sale securities	310,028	428,767

	368,823	436,030
Accounts receivable, net of allowances for doubtful accounts of $1,847 in 2001 and $1,584 in 2000	44,812	53,104
Inventories	28,812	17,234
Prepaid expenses	2,937	2,157
Other current assets	339	367

Total current assets	445,723	508,892
Property and equipment, net	72,728	56,245
Acquired technology rights, net	17,636	10,014
Goodwill and other intangible assets, net	20,663	26,788
Notes receivable from employees	1,404	2,113
Other assets	21,861	16,728

	$580,015	$620,780

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable and accrued liabilities	$53,428	$71,024
Deferred revenue	19,577	19,544
Current portion of capital lease obligation	—	22

Total current liabilities	73,005	90,590
Noncurrent portion of capital lease obligation	—	60
Obligation to Beckman Coulter, Inc.	5,000	5,000
Convertible subordinated notes	370,000	375,000
Commitments and contingencies (Note 10)
Common stock purchase rights	3,000	3,000
Stockholders' equity:
Common stock, $0.01 par value; 200,000 shares authorized; 58,007 and 57,143 shares issued and outstanding at December 31, 2001 and 2000, respectively	580	571
Additional paid-in capital	349,375	341,541
Notes receivable from stockholders	(634)	(994)
Deferred stock compensation	(14,873)	(27,875)
Accumulated other comprehensive income	5,876	12,080
Accumulated deficit	(211,314)	(178,193)

Total stockholders' equity	129,010	147,130

	$580,015	$620,780

See Accompanying Notes

AFFYMETRIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2001	2000	1999
REVENUE:
Product	$194,936	$173,546	$98,168
Revenue from Perlegen Sciences.	11,491	—	—
Research	4,728	5,780	8,059
License fees and royalties	13,719	21,504	2,847

Total revenue	224,874	200,830	109,074

COSTS AND EXPENSES:
Cost of product revenue	72,522	70,884	42,219
Cost of revenue from Perlegen Sciences	11,491	—	—
Research and development	68,197	57,384	43,524
Selling, general and administrative	95,293	113,429	53,590
Merger related costs	—	2,395	—
Amortization of deferred stock compensation(1)	12,663	2,118	—
Amortization of goodwill and purchased intangibles	6,223	997	—
Charge for acquired in-process technology	—	14,989	—

Total costs and expenses	266,389	262,196	139,333

Loss from operations	(41,515)	(61,366)	(30,259)
Interest and other income	26,875	26,340	7,025
Interest and other expense	(19,880)	(18,364)	(2,270)

Loss before income tax and extraordinary item	(34,520)	(53,390)	(25,504)
Income tax provision	(300)	(600)	—

Loss before extraordinary item	(34,820)	(53,990)	(25,504)
Extraordinary gain from the repurchase of convertible notes	1,699	—	—

Net loss	(33,121)	(53,990)	(25,504)
Preferred stock dividends	—	—	(2,055)

Net loss attributable to common stockholders	$(33,121)	$(53,990)	$(27,559)

Basic and diluted net loss per common share before extraordinary item	$(0.61)	$(0.98)	$(0.54)
Extraordinary gain per common share from repurchase of convertible notes	0.03	—	—

Basic and diluted net loss per common share	$(0.58)	$(0.98)	$(0.54)

Weighted-average shares used in computing basic and diluted net loss per common share	57,382	55,035	51,167

(1)
Amortization of deferred stock compensation results from the acquisition of Neomorphic, Inc. and relates to research and development expenses.

See Accompanying Notes

AFFYMETRIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

	Common Stock			Notes Receivable from Stockholders		Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital		Deferred Stock Compensation		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 1998	47,908	$478	$165,147	$(160)	$(342)	$435	$(96,644)	$68,914
Comprehensive loss:
Unrealized loss on available-for-sale securities of $1,106, net of reclassification adjustments for gains included in net loss of $65	—	—	—	—	—	(1,041)	—	(1,041)
Net loss	—	—	—	—	—	—	(25,504)	(25,504)

Comprehensive loss								(26,545)

Preferred stock dividends	—	—	—	—	—	—	(2,055)	(2,055)
Compensation related to non-employee stock options	—	—	119	—	—	—	—	119
Issuance of common stock upon exercise of stock options and warrants	1,820	18	8,986	—	—	—	—	9,004
Sale of common stock in private placement	2,000	20	32,385	—	—	—	—	32,405
Conversion of Series AA Redeemable Preferred Stock to common stock	2,574	27	49,830	—	—	—	—	49,857
Amortization of deferred compensation	—	—	—	—	223	—	—	223
Repayment of notes receivable from stockholders	—	—	—	10	—	—	—	10

Balance, December 31, 1999	54,302	543	256,467	(150)	(119)	(606)	(124,203)	131,932
Comprehensive loss:
Unrealized gain on available-for-sale securities of $13,052, net of reclassification adjustments for gains included in net loss of $366	—	—	—	—	—	12,686	—	12,686
Net loss	—	—	—	—	—	—	(53,990)	(53,990)

Comprehensive loss								(41,304)

Issuance of common stock upon exercise of stock options and warrants	1,555	15	16,060	—	—	—	—	16,075
Issuance of common stock for the purchase of Neomorphic, Inc.	1,286	13	69,014	—	(29,978)	—	—	39,049
Amortization of deferred stock compensation	—	—	—	—	2,222	—	—	2,222
Fair value of stockholders' notes acquired upon acquisition of Neomorphic, Inc.	—	—	—	(994)	—	—	—	(994)
Repayment of notes receivable from stockholders	—	—	—	150	—	—	—	150

Balance, December 31, 2000	57,143	571	341,541	(994)	(27,875)	12,080	(178,193)	147,130
Comprehensive loss:
Unrealized loss on available-for-sale securities of $375, net of reclassification adjustments for gains included in net loss of $5,829	—	—	—	—	—	(6,204)	—	(6,204)
Net loss	—	—	—	—	—	—	(33,121)	(33,121)

Comprehensive loss	—	—	—	—	—	—	—	(39,325)

Issuance of common stock upon exercise of stock options	864	9	7,834	—	—	—	—	7,843
Amortization of deferred stock compensation	—	—	—	—	13,002	—	—	13,002
Repayment of notes receivable from stockholders	—	—	—	765	—	—	—	765
Accretion of interest on notes receivable from stockholders	—	—	—	(405)	—	—	—	(405)

Balance, December 31, 2001	58,007	$580	$349,375	$(634)	$(14,873)	$5,876	$(211,314)	$129,010

See Accompanying Notes

AFFYMETRIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,121)	$(53,990)	$(25,504)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,290	11,066	7,798
Extraordinary gain from repurchase of convertible notes	(1,699)	—	—
Amortization of intangible assets	6,966	1,797	660
Realized gain on the sale of available-for-sale securities	(5,829)	(366)	—
Gain on sale of technology rights	(313)	—	—
Loss on sale of fixed assets	156	167	935
Amortization of investment premiums	4,336	(4,389)	(1,650)
Amortization of debt offering costs	1,780	1,748	211
Amortization of deferred stock compensation	12,663	2,222	342
Charge for in-process technology	—	14,989	—
Accretion of interest on notes receivable from stockholders	(405)	—	—
Changes in operating assets and liabilities:
Accounts receivable	8,292	(28,437)	(15,513)
Inventories	(11,578)	(4,442)	(9,094)
Prepaid expenses.	(780)	1,651	(2,698)
Current assets.	28	245	810
Accounts payable and other accrued liabilities	(23,007)	38,005	16,542
Deferred revenue	33	13,076	4,951
Other assets	(754)	(12,913)	(7,916)

Net cash used in operating activities	(26,942)	(19,571)	(30,126)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(33,408)	(26,494)	(18,038)
Purchases of available-for-sale securities	(344,382)	(720,499)	(196,951)
Purchase of non-marketable equity investments	(2,200)	—	—
Loans receivable	(4,000)	—	—
Proceeds from maturities of available-for-sale securities	66,433	23,462	—
Proceeds from sale of available-for-sale securities	391,978	501,724	63,064
Collection of notes receivable from employees	1,150	300	400
Increase in notes receivable from employees	(400)	(1,300)	(450)
Proceeds from the sale of equipment	479	—	—
Proceeds from the sale of technology rights	1,600	—	—
Purchases of technology rights	(4,000)	(1,850)	—
Purchase of Neomorphic, Inc (net of cash received)	—	(2,150)	—

Net cash provided by (used in) investing activities	73,250	(226,807)	(151,975)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	7,843	16,075	41,409
Issuance of Redeemable Preferred Stock, net	—	—	—
Preferred Stock dividends	—	—	(2,055)
Issuance of convertible subordinated debt	—	225,000	150,000
Repurchase of convertible notes	(3,301)	—	—
Repayment of notes receivable from stockholders	765	150	10
Principal payments on capital lease obligation	(83)	(261)	(252)

Net cash provided by financing activities	5,224	240,964	189,112

Net (decrease) increase in cash and cash equivalents	51,532	(5,414)	7,011
Cash and cash equivalents at beginning of year	7,263	12,677	5,666

Cash and cash equivalents at end of year	58,795	$7,263	$12,677

Table continued on next page.

Table continued from previous page.

	Year Ended December 31,
	2001	2000	1999
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Payable for acquisition of technology rights	$5,850	$—	$—

Conversion of Series AA Convertible Redeemable Preferred Stock	$—	$—	$49,857

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$18,188	$13,082	$40

Taxes paid	$100	$600	$—

Non-cash disclosure related to acquisition of Neomorphic, Inc.:
Tangible assets acquired (excluding $250 cash received)		$1,601
Acquired in-process research and development		14,989
Goodwill and other intangible assets acquired		27,785
Acquisition costs incurred		(2,355)
Liabilities assumed		(821)
Deferred stock compensation issued		29,978
Common stock and options issued		(69,027)

Cash paid for acquisition (net of $250 cash received)		$2,150

See Accompanying Notes

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001

NOTE 1—NATURE OF OPERATIONS

        Affymetrix, Inc. has developed and intends to establish its GeneChip® system and related microarray technology as the platform of choice for acquiring, analyzing and managing complex genetic information. The Company's integrated GeneChip® platform consists of disposable DNA probe arrays containing gene sequences on a chip, certain reagents for use with the probe arrays, a scanner and other instruments to process the probe arrays, and software to analyze and manage genetic information from the probe arrays. The Company sells its products directly to pharmaceutical, biotechnology, agrochemical, diagnostics and consumer products companies as well as academic research centers, private foundations and clinical reference laboratories in the United States and Europe. The Company also sells its products through authorized distributors, principally in Japan.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

        The consolidated financial statements include the accounts of Affymetrix and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company accounts for its 53% ownership interest in Perlegen Sciences, Inc. ("Perlegen") on the equity method as the Company and its affiliates control less than 50% of the voting shares of Perlegen and also does not control the strategic, operating, investing and financing activities of Perlegen (see Note 9).

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

        Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

USE OF ESTIMATES

        The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

FOREIGN CURRENCY

        The functional currency of Affymetrix, UK Ltd. is the U.S. dollar. Adjustments resulting from the process of remeasuring the foreign currency financial statements of Affymetrix, UK Ltd. into the functional currency are included in operations and have not been material to date. The operations of other foreign subsidiaries are not significant to the financial statements.

REVENUE RECOGNITION

        Product revenues include sales of GeneChip® instrumentation, Affymetrix scanners and arrayers, software and probe arrays as well as subscription fees earned under EasyAccess™ agreements. Instrumentation and probe array revenues are recognized when earned, which is generally upon shipment and transfer of title to the customer and fulfillment of any significant post-delivery obligations. Reserves are provided for anticipated warranty expenses at the time the associated revenue is recognized. Revenue related to extended warranty arrangements is deferred and recognized over the applicable periods. Revenue from subscription fees earned under EasyAccess™ agreements is recorded ratably over the term of the agreement. Payments received in advance under these arrangements are recorded as deferred revenue until earned. Shipping and handling costs are allocated between selling, general and administrative, and research and development expenses, and amounted to $1.5 million, $1.2 million and $0.7 million for 2001, 2000 and 1999.

        The Company also derives revenues from software licenses to end users. The Company follows Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended. In accordance with the provisions of SOP 97-2 as amended, the Company records revenue from software licenses when a license agreement is signed by both parties, the fee is fixed or determinable, collection of the fee is probable and delivery of the product has occurred, which for certain products follows installation. If an element of the license agreement has not been delivered, revenue for the element is deferred based on vendor-specific objective evidence of fair value. If vendor-specific objective evidence of fair value does not exist, all revenue is deferred until sufficient objective evidence exists or all elements have been delivered. Revenues from maintenance and support are deferred and recognized ratably over the term of the contract.

        Research revenue is comprised of amounts earned from services performed pursuant to commercial collaboration agreements, including custom-mask design fees, as well as government grants. Research revenue is recorded in the period in which the costs are incurred or at the time the mask design is completed. Payments received related to substantive at-risk milestones are recognized upon the occurrence or completion of the milestone events. Direct costs associated with these contracts and grants are reported as research and development expense.

        License and royalty revenues include amounts earned from third parties licensed under the Company's intellectual property and are recognized when earned under the terms of the related agreements. License revenues are generally recognized upon receipt unless the Company has continuing performance obligations, in which case the license revenue is recognized ratably over the period of expected performance. Royalty revenues are recognized under the terms of the related agreements generally upon manufacture or shipment of a product by a licensee.

RESEARCH AND DEVELOPMENT EXPENSES

        Research and development expenses consist of costs incurred for internal, contract and grant-sponsored research and development. Research and development expenses include salaries, contractor fees, building costs, utilities and allocations of shared corporate services. In addition, the Company funds research and development at other companies and research institutions under agreements which are generally cancelable. All such costs are charged to research and development expense as incurred.

SOFTWARE DEVELOPMENT COSTS

        Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. The Company's software is deemed to be technologically feasible at the point a working model of the software product is developed. Through December 31, 2001, for products developed by the Company, the period from attainment of technological feasibility to general release has been brief and qualifying costs were not significant. Accordingly, the Company has not capitalized any qualifying software development costs in the accompanying consolidated financial statements. The costs of developing routine enhancements are expensed as research and development costs as incurred because of the short time between the determination of technological feasibility and the date of general release of the related products.

        The Company applies Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Historically internal use software costs were insignificant. During fiscal 2001, the Company capitalized certain costs incurred to acquire internal use software, principally related to software coding, designing system interfaces, installation and testing of the software. The Company has also capitalized certain website development costs. As of December 31, 2001, the Company had capitalized approximately $4.8 million in development costs for internal use software and the Company's website. These costs will be amortized over their estimated useful lives (three to five years), beginning when the computer software is ready for its intended use.

ADVERTISING COSTS

        The Company expenses advertising costs as incurred. Advertising costs were $1.4 million for 2001, $0.9 million for 2000 and $0.4 million for 1999.

STOCK-BASED COMPENSATION

        As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations, in accounting for its employee and director stock option and stock incentive plans. Under APB 25, if the exercise price of the Company's stock options is not less than the market price of the underlying stock on the date of grant, no compensation expense is recognized. Options granted to non-employees are accounted for using the Black-Scholes method prescribed by SFAS 123 and, in accordance with Emerging Issues Task Force Consensus No. 96-18, the options are subject to periodic re-valuation over their vesting terms.

COMPREHENSIVE INCOME (LOSS)

        Comprehensive income (loss) is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on the Company's available-for-sale securities that are excluded from net loss. Total comprehensive income (loss) has been disclosed in the consolidated statement of stockholders' equity.

NET LOSS PER SHARE

        Basic net loss per share is calculated using the weighted-average number of common shares outstanding during the period less the weighted-average shares subject to repurchase. Diluted loss per share, which would give effect to the dilutive effect of stock options and warrants (calculated based on the treasury stock method), convertible redeemable preferred stock and convertible debt (calculated using an if-converted method), is the same as basic net loss per share because the Company is in a net loss position.

	Year Ended December 31,
	2001	2000	1999
Weighted-average shares outstanding	57,734	55,327	51,167
Less: weighted-average shares of common stock subject to repurchase	(352)	(292)	—

Weighted-average shares used in computing basic and diluted net loss per common share	57,382	55,035	51,167

        If and when the Company reports a net profit, diluted earnings per share will include common equivalent shares from outstanding stock options (on the treasury stock method) and subordinated convertible notes (on an if-converted basis). For each of the periods presented, as the Company is in a net loss position, these securities have been excluded as they had an antidilutive effect. The excluded securities, on an acutal outstanding basis, were as follows (in thousands):

	Year Ended December 31,
	2001	2000	1999
Options and warrants	11,784	10,952	8,190
Convertible subordinated notes	3,810	3,841	2,440

CASH EQUIVALENTS, AVAILABLE-FOR-SALE SECURITIES AND INVESTMENTS

        Affymetrix reports all debt securities with maturities at the date of purchase of three months or less that are readily convertible into cash and have insignificant interest rate risk as cash equivalents. Cash equivalents and available-for-sale securities consist of marketable equity and debt securities. Management determines the appropriate classification of debt securities at the time of purchase. As of December 31, 2001 and 2000, Affymetrix' investments in debt securities are classified as available-for-sale and are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income in stockholders' equity. The cost of debt securities is adjusted for amortization of premiums and discounts to maturity. This amortization is included in interest income. Realized gains and losses on available-for-sale securities are also included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. The fair values of securities are based on quoted market prices.

        The Company's equity investments in venture-stage entities are included in other assets. The Company periodically assesses the carrying value of these equity investments based on information available to the Company. These investments are accounted for on the cost method because the Company does not have significant influence over the operations of the issuers. The Company records gains/losses upon sale of the investment, and losses when there has been an other than temporary decline in the value of these investments. The Company has invested $2.75 million and is committed to invest up to additional $7.25 million in a venture capital limited partnership. This investment is also included in other assets. The Company accounts for the partnership under the equity method of accounting pursuant to EITF topic D-46 "Accounting for Limited Partnership Investments." The equity method results of this investment has not been material to date.

INVENTORIES

        Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. Provisions for slow moving, excess and obsolete inventories are provided based on historical experience and anticipated product demand.

PROPERTY AND EQUIPMENT

        Property and equipment are recorded at cost and are depreciated for financial reporting purposes using the straight-line method over the estimated useful lives of the assets or the lease term, whichever is shorter. Equipment and furniture is depreciated over useful lives ranging from 3 to 7 years, Company-owned buildings are depreciated over 25 years and leasehold improvement is depreciated over 10 years.

ACQUIRED TECHNOLOGY RIGHTS

        Acquired technology rights are comprised of licenses to technology covered by patents to third parties and are amortized over the expected useful life of the underlying patents, which range from ten to fifteen years. Accumulated amortization of these rights amounted to $2.5 million and $1.8 million at December 31, 2001 and 2000, respectively.

GOODWILL AND OTHER INTANGIBLE ASSETS

        Goodwill of $17.8 million (net of accumulated amortization of $5.4 million at December 31, 2001) was generated from the acquisition of Neomorphic and represents the difference between the purchase price and the fair value of the net assets acquired. Goodwill is being amortized on a straight-line basis over five years. Other intangible assets of $2.9 million (net of accumulated amortization of $1.8 million at December 31, 2001) arising from the purchase of Neomorphic include existing technology and the assembled workforce. These assets are being amortized on a straight-line basis over three years. See Recent Accounting Pronouncements below.

IMPAIRMENT OF LONG-LIVED ASSETS

        In accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the Company reviews long-lived assets, including property and equipment, acquired technology rights, goodwill and other intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Under SFAS 121, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. If necessary, a subsequent calculation would be performed to measure the amount of the impairment loss based on the excess of the carrying value over the fair value of the impaired assets. If quoted market prices for the assets are not available, the fair value would be calculated using the present value of estimated expected future cash flows. The cash flow calculations would be based on management's best estimates, using appropriate assumptions and projections at the time. Through December 31, 2001, there have been no such losses. See Recent Accounting Pronouncements below.

INCOME TAXES

        Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period of enactment.

CONTINGENCIES

        The Company is subject to legal proceedings principally related to intellectual property matters. Based on the information available at the balance sheet dates, the Company assesses the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. If losses are probable and reasonably estimable, the Company will record a reserve in accordance with SFAS 5, "Accounting for Contingencies". Any reserves recorded may change in the future due to new developments in each matter.

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 2001, FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") which eliminates the pooling-of-interest method and provides a single-method approach, the purchase method, for the accounting for all business combinations, as well as new criteria for recognition of intangible assets. SFAS 141 is effective for all business combinations initiated after June 30, 2001. The adoption of SFAS 141 is not expected to have a material impact on the Company's results of operations or financial position.

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which establishes new standards for goodwill and other intangible assets, including the elimination of goodwill amortization, to be replaced with periodic evaluation of goodwill for impairment. The Company will adopt SFAS 142 on January 1, 2002 at which time, the Company is required to evaluate its existing goodwill and intangible assets and make any necessary reclassifications in order to comply with the new criteria in SFAS 142. The Company will then be required to reassess the useful lives of all intangible assets acquired in purchase business combinations, including those reclassified from goodwill, and make any necessary amortization adjustments by the end of the first interim period after adoption. To the extent that any intangible asset is identified as having an indefinite useful life, SFAS 142 requires the Company to test the intangible asset for impairment and recognize any impairment losses as a cumulative effect of change in accounting principle in the first interim period. After the identification and assessment of intangible assets discussed above, the Company is required, under SFAS 142, to identify reporting units and assign all related assets and liabilities and goodwill to the reporting units. The Company must then complete the two-step transitional goodwill impairment test. The first step, which must be completed within six months of adoption of SFAS 142, requires the Company to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent that a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company is required to complete step two of the transitional goodwill impairment test as soon as possible, but no later than December 31, 2002. Step two requires the Company to compare the implied fair value of the reporting unit to its carrying amount as of January 1, 2002. Any transitional impairment loss will be recognized as a cumulative change in accounting principle in the first interim period. The Company has not yet completed its analysis but currently does not expect any impairment. At December 31, 2001, the Company had goodwill and intangible assets of $38.3 million subject to SFAS 142. Amortization expense for goodwill and intangible assets amounted to $6.2 million for the twelve months ended December 31, 2001. The net impact on the 2002 statement of operations from the adoption of SFAS 142 is expected to be a reduction in amortization of approximately $5.1 million compared to 2001.

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

NOTE 3—COLLABORATIVE AND RESEARCH AGREEMENTS

        The Company has agreements with several entities to develop and test probe arrays for the detection of certain gene sequences, mutations or organisms. Under such agreements, the Company may receive development fees and may receive payments upon achievement of certain technical goals. The Company also has research agreements with several universities and research organizations. The Company generally obtains rights to intellectual property arising from these agreements.

COLLABORATIVE AGREEMENTS

BECKMAN COULTER, INC. ("Beckman")

        In July 1998, the Company entered into an arrangement with Beckman that involved the execution of a series of agreements including an Asset Purchase Agreement (the "APA"). Pursuant to the APA, which was implemented and became effective in June 1999, the Company purchased Beckman's array business and thereby acquired a license to certain DNA array patents owned by Oxford Gene Technology ("OGT"), including patents covering inventions by Professor Edwin Southern of Oxford University. Under the APA, the Company agreed to grant Beckman licenses to commercialize probe arrays manufactured using certain Affymetrix technologies other than light-directed synthesis, and an OEM supply agreement for products that use the Company's GeneChip® array technology. Under the arrangement, Beckman would pay Affymetrix transfer prices and royalties on sales of these products.

        Under the agreements, Affymetrix made a $5.9 million payment to Beckman in 1998 and agreed to provide a credit of $5.0 million to be applied against research and development services to be performed by the Company. Affymetrix has the option of performing or agreeing to perform such services by July 2005, or paying the amount of the unapplied credit in cash or stock to Beckman. This obligation is classified as a non-current liability in the accompanying consolidated balance sheet. The payments and obligations to Beckman were accounted for as the purchase of an intangible asset, which is being amortized on a straight-line basis over its estimated useful life of 15 years. At December 31, 2001, accumulated amortization amounted to $2.4 million.

BIOMÉRIEUX, INC. ("bioMérieux")

        In September 1996, bioMérieux and Affymetrix entered into a renewable five-year collaborative development agreement and associated supply agreement to develop and commercialize DNA probe arrays using the Affymetrix GeneChip® technology for clinical diagnostic kits for bacterial identification and antibiotic resistance analysis. The agreement provides for certain research funding, license and milestone payments. bioMérieux is also funding certain research activities at Affymetrix. Research revenue under this contract was approximately $0.9 million, $1.2 million, and $0.6 million for the years ended December 31, 2001, 2000 and 1999, respectively. The associated research costs incurred approximated revenue for each of the years presented. Additionally, a manufacturing agreement was signed under which Affymetrix will manufacture GeneChip® probe arrays for sale to bioMérieux. The agreement provides for royalties to Affymetrix on bioMérieux' sales of GeneChip® probe arrays.

ENCODE EHF. (wholly-owned subsidiary of deCODE genetics, Inc.) ("Encode")

        In July 2001, Affymetrix and Encode entered into a collaboration agreement to identify molecular markers of the responsiveness of individual patients to treatments for common diseases. Under the collaboration, Affymetrix and Encode are utilizing deCODE's population-based approach to pharmacogenomics and Affymetrix' GeneChip® technology to focus initially on conducting gene expression analysis to understand the response to drugs used in the treatment of common conditions such as high cholesterol, depression, asthma, hypertension, breast cancer, schizophrenia and migraines. Affymetrix and Encode may develop tests based on these markers. Under the collaboration, clinical work is being performed by Encode with revenue sharing by Affymetrix and deCODE (through its subsidiary Encode) from the sale of tests developed under the collaboration.

ROCHE MOLECULAR SYSTEMS, INC. ("Roche")

        In February 1998, the Company entered into a non-exclusive collaborative development agreement with Roche Molecular Systems to initially develop probe array-based diagnostic products. Under the terms of the agreement the parties will collaborate to develop mutually agreed upon arrays, as well as associated instrumentation and reagents. The Company will manufacture arrays for use in the products and Roche Molecular Systems will conduct clinical trials, manage regulatory submissions and market and sell the products. Under the terms of the agreement, Roche Molecular Systems and Affymetrix are funding their respective work efforts as mutually agreed and will share revenues and profits based on specified terms in the agreement.

HYSEQ, INC. ("Hyseq")

        In October 2001, Hyseq created a new majority owned subsidiary, Callida Genomics, Inc. ("Callida"), which will focus on the development and commercialization of Hyseq's sequencing-by-hybridization ("SBH") technology (see Note 10). Hyseq contributed all of its SBH patents to Callida. Affymetrix has an initial 10% equity interest in Callida. Callida has entered into a collaboration arrangement with Affymetrix, through Callida's wholly owned subsidiary, N-Mer, Inc. ("N-Mer"), for the development and commercialization of a high speed DNA sequencing chip. Affymetrix, Hyseq, Callida and N-Mer also have entered into various cross-licensing arrangements. Key components of the commercial and licensing arrangements include the following:

  •
  Callida granted Affymetrix an option, which was exercisable for five years, to purchase a majority equity interest in N-Mer at a formula based price;

  •
  Affymetrix is the exclusive array and system supplier to N-Mer and the exclusive sales agent for the distribution of any products developed by N-Mer;

  •
  Hyseq granted Affymetrix a non-exclusive license to Hyseq's array-related patents in the field of non-universal probe arrays;

  •
  Affymetrix granted Hyseq an internal use license under certain Affymetrix array-related patents for pharmaceutical research;

  •
  Affymetrix and Hyseq entered into a BiotechAccess™ supply agreement for Affymetrix' GeneChip® technology;

  •
  Affymetrix granted Callida a license to certain Affymetrix patents in the non-array field and to all patents involved in the patent interference proceedings in all fields other than clinical diagnostics for bacteriology; and

  •
  Callida granted N-Mer a non-exclusive license in the filed of universal probe arrays.

        At the closing, Affymetrix paid Hyseq a one-time license fee for the non-exclusive license described above, and loaned Hyseq $4 million, all of which will be used to fund Callida and N-Mer. The loan bears interest at the rate of 7.5% and matures in 2006. The loan is repayable by Hyseq at any time and, subject to specified conditions, exchangeable for common stock of Hyseq. The loan is secured by Hyseq's equity interest in Callida and is recorded in other assets. The license fee has been capitalized in acquired technology rights and is being amortized over the remaining patent lives. Affymetrix and Hyseq have agreed to each make additional investments, which will be conditioned on N-Mer's attainment of a specified technical milestone and the procurement of third-party financing. Hyseq contributed all of its SBH patents to Callida.

MILLENNIUM PHARMACEUTICALS, INC. ("Millennium")

        In October 2001, Affymetrix and Millennium entered into a four-year research and development agreement to co-develop GeneChip® technology applications for use in drug discovery and development. Under the agreement, Affymetrix and Millennium are jointly developing gene expression array processes and applications to enhance the productivity of genome-based drug discovery and development. Over the course of the four-year term of this agreement, Affymetrix is committed to spend an aggregate of approximately $1.9 million in research funding. Affymetrix has the right to commercialize certain technologies developed under the collaboration.

ORCHID BIOSCIENCES, INC. ("Orchid")

        In December 1999, Affymetrix and Orchid entered into an agreement to develop and commercialize single nucleotide polymorphism (SNP) genotyping assays that combine Orchid's proprietary GBA® primer extension technology with Affymetrix' new GenFlex® Tag array product offering.

        As part of the agreement, Affymetrix loaned $2.3 million to Orchid under a promissory note which was convertible into Orchid Series E Convertible Preferred Stock. In January 2000, the promissory note was converted into shares of Orchid Preferred Stock and Affymetrix purchased an additional $2.2 million of Series E Convertible Preferred Stock of Orchid. All shares of Orchid Preferred Stock converted into Orchid Common Stock upon the close of Orchid's initial public offering in May 2000.

        In August 2001, Affymetrix and Orchid completed a series of agreements that amended the 1999 collaboration to combine Orchid's primer extension technology with the Affymetrix GeneChip® GenFlex™ Tag array in Orchid's SNPcode™ genotyping kits. SNPcode™ is a tool that allows researchers to develop customized single nucleotide polymorphism (SNP) assays to analyze genetic variation. Under the terms of the August 2001 agreements, Affymetrix supplies GenFlex® Tag arrays to Orchid, which will provide SNPcode-based genotyping services to its customers who want to conduct primer extension based genotyping using the Affymetrix GeneChip® system. In addition, Affymetrix granted Orchid a non-exclusive license to make and sell products incorporating Affymetrix' proprietary universal Tag sequences.

RESEARCH AGREEMENTS

MOUSE SEQUENCING CONSORTIUM ("MSC")

        Affymetrix participates in MSC, a joint public-private initiative intended to accelerate the determination of the DNA sequence of the mouse genome. MSC is providing funding and technical expertise to support mouse genome research and is making the resulting mouse genome sequence data broadly available without restriction. In 2000, the Company has provided funding of $3.5 million to MSC and has no future obligations.

BRISTOL-MYERS SQUIBB COMPANY ("BMS") AND THE WHITEHEAD INSTITUTE CONSORTIUM

        The Company is also a part of a consortium agreement, with BMS to fund a five-year research program in functional genomics at the Whitehead Institute. Under the terms of the consortium agreement, Affymetrix and BMS will provide funds and products totaling approximately $6.0 million per year. Affymetrix is receiving certain licensing rights to inventions made through efforts funded by the consortium. The Company provided funding of approximately $1.0 million in cash for each of 2001, 2000 and 1999, respectively.

NOTE 4—CONCENTRATIONS OF RISK

        Cash equivalents and investments are financial instruments that potentially subject Affymetrix to concentrations of risk to the extent of amounts recorded in the consolidated balance sheet. Company policy restricts the amount of credit exposure to any one issuer and to any one type of investment, other than securities issued by the United States Government.

        The Company has not experienced significant credit losses from its accounts receivable, grants or collaborative research agreements. Affymetrix performs a regular review of its customer activity and associated credit risks and does not require collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable.

        Key parts of the GeneChip® product line, such as the scanner, certain reagent kits and lithographic masks as well as certain raw materials used in the synthesis of probe arrays, are currently available only from a single source or limited sources. No assurance can be given that scanners, reagents, lithographic masks or other components of the GeneChip® system will be available in commercial quantities at acceptable costs from other vendors should the need arise. If the Company is required to seek alternative sources of supply, it could be time consuming and expensive. In 1998, the Company amended its agreement with Agilent Technologies, Inc. ("Agilent Technologies") under which Agilent Technologies is required to supply the Company scanners until February 2003 and the Company is required to purchase a minimum number of scanners from Agilent Technologies each year during the same period.

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

NOTE 5—AVAILABLE-FOR-SALE SECURITIES AND OTHER FINANCIAL INSTRUMENTS

        The following is a summary of available-for-sale securities as of December 31, 2001 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government obligations and U.S. Government agency securities	$25,922	$552	$—	$26,474
U.S. corporate debt securities	324,595	4,386	(77)	328,904

Total debt securities	350,517	4,938	(77)	355,378
Equity securities	4,517	1,015	—	5,532

Total securities	$355,034	$5,953	$(77)	$360,910

Amounts included in:
Cash equivalents	$50,877	$5	$—	$50,882
Available-for-sale securities	304,157	5,948	(77)	310,028

Total securities	$355,034	$5,953	$(77)	$360,910

        The following is a summary of available-for-sale securities as of December 31, 2000 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government obligations and U.S. Government agency securities	$27,393	$177	$—	$27,570
U.S. corporate debt securities	384,777	2,415	(78)	387,114

Total debt securities	412,170	2,592	(78)	414,684
Equity securities	4,517	9,566	—	14,083

Total securities	$416,687	$12,158	$(78)	$428,767

Amounts included in:
Available-for-sale securities	$416,687	$12,158	$(78)	$428,767

        The realized gains for the year ended December 31, 2001 were $5.8 million and losses were not material. The realized gains were included as part of interest and other income in the accompanying consolidated statements of operations. Realized gains and losses for the years ended December 31, 2000 and 1999 were not material.

        The following is a summary of the cost and estimated fair value of available-for-sale debt securities at December 31, 2001 and 2000, by contractual maturity (in thousands):

	2001		2000
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mature in less than one year	$123,822	$124,578	$180,159	$180,575
Mature in one to three years	226,695	230,800	232,011	234,109

Total	$350,517	$355,378	$412,170	$414,684

OTHER FINANCIAL INSTRUMENTS

        The carrying amounts and fair values of financial instruments, other than those accounted for in accordance with Statement of Financial Accounting Standards No. 115, were as follows at December 31, (in thousands):

	2001		2000
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Nonmarketable equity investments (accounted for under the cost method)	$2,250	$2,250	$—	$—
Note receivable from Hyseq	4,000	4,000	—	—
Employee loans receivable	1,404	1,404	2,113	2,113
Notes receivable from shareholders	634	634	994	994
Liability:
Convertible subordinated notes	370,000	306,236	375,000	370,560

        The fair value estimates provided above were based on information available at December 31, 2001 and 2000. Considerable judgment was required in interpreting market data to develop the estimates of fair value. As such, these estimated fair values are not necessarily indicative of the amounts that could realize in a current market exchange.

NOTE 6—INVENTORIES

        Inventories consist of the following at December 31, 2001 and 2000 (in thousands):

	2001	2000
Raw materials	$8,942	$4,494
Work-in-process	2,733	931
Finished goods	17,137	11,809

Total	$28,812	$17,234

NOTE 7—PROPERTY AND EQUIPMENT

        Property and equipment consists of the following as of December 31, 2001 and 2000 (in thousands):

	December 31,
	2001	2000
Property and equipment:
Construction-in-progress	$22,488	$19,298
Land	1,310	1,310
Equipment and furniture	54,335	37,667
Building and leasehold improvements	37,506	25,707

	115,639	83,982
Less accumulated depreciation and amortization	(42,911)	(27,737)

Net property and equipment	$72,728	$56,245

        Construction-in-progress includes construction costs for new and upgraded facilities as well as related purchased equipment not yet placed in service.

NOTE 8—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

        Accounts payable and accrued liabilities as of December 31 consist of the following (in thousands):

	2001	2000
Accounts payable	$9,621	$15,242
Accrued compensation and related liabilities	11,769	7,059
Accrued interest on convertible subordinated notes	5,794	5,971
Accrued sales and use tax	3,064	2,940
Accrued warranties	955	4,738
Accrued legal	6,293	8,153
Accrued royalties	5,980	6,003
Accrued legal settlements (see Note 10)	5,850	18,587
Accrued facilities consolidation costs	2,064	—
Other	2,038	2,331

Total	$53,428	$71,024

NOTE 9—RELATED PARTY TRANSACTIONS

PERLEGEN SCIENCES, INC. ("Perlegen")

        In October 2000, Affymetrix formed Perlegen Sciences, initially a wholly owned subsidiary. From Perlegen's inception through March 30, 2001 the operating results of Perlegen were consolidated into the financial statements of Affymetrix. Affymetrix contributed to Perlegen certain intellectual property with no cost basis and has rights to use and commercialize certain data generated by Perlegen in the array field. If such data is used, the Company will pay Perlegen royalties based on array sales. No royalties have been paid to date.

        On March 30, 2001, Perlegen completed a private financing with outside investors raising $100 million, which reduced Affymetrix' ownership position in Perlegen to approximately 53%. Two of these outside investors include trusts of which two of Affymetrix' current directors are trustees. The investments by these trusts represent less than $0.6 million of the total financing for Perlegen. The Company, and certain of its affiliates, including its chief executive officer Stephen P.A. Fodor, has placed a portion of its collective holdings (approximately 8%) into an irrevocable voting trust, relinquishing certain voting rights and, as such, has relinquished control of Perlegen. The trustee, State Street Bank and Trust Company of California, N.A., is required to vote the shares held in the trust on all matters subject to shareholder vote in proportion to the votes of all non-Affymetrix shareholders. The voting trust will remain in place until the Company and its affiliates cease to be the beneficial owners of 45% of the total voting power of all of the voting capital stock of Perlegen. Affymetrix has the right to designate three members of Perlegen's Board of Directors which shall consist of not more than seven members. The Company has appointed two out of three of its designees to the current six member Perlegen Board. Affymetrix' two current designees to Perlegen's Board are also members of our Board of Directors.

        The Company accounts for its 53% ownership interest in Perlegen on the equity method as the Company and its affiliates collectively control less than 50% of the voting shares of Perlegen and also do not control the strategic, operating, investing and financing activities of Perlegen. As the Company's investment in Perlegen has no basis for accounting purposes under generally accepted accounting principles, Affymetrix has not recorded any proportionate share of Perlegen's operating losses in its financial statements since the completion of Perlegen's financing.

        Pursuant to a supply agreement with Perlegen, the Company sells whole wafers to Perlegen for use in Perlegen's research and development activities at the Company's fully burdened cost of manufacturing. If Perlegen uses the wafers or arrays supplied by Affymetrix for the benefit of third parties, then Perlegen is obligated to make additional payments for such wafers so that we receive normal commercial margins on these wafers. Revenue and cost of revenue for 2001 was $11.5 million and is reflected in the accompanying consolidated statements of operations. At December 31, 2001, the amounts due from Perlegen were $9.2 million and have been included in accounts receivable in the accompanying consolidated balance sheet. Amounts due from Perlegen are payable to Affymetrix on its normal commercial terms. Affymetrix has no obligations to provide funding to Perlegen nor does it guarantee or otherwise have any obligations related to the liabilities or results of operations of Perlegen or its investors.

GLAXOSMITHKLINE PLC ("Glaxo")

        As of March 1, 2002, Glaxo has a 13% ownership interest in the Company. The Company has entered into research and supply agreements with Glaxo, resulting in revenue of $1.6 million in 2001, $0.0 million in 2000, and $0.1 million in 1999. At December 31, 2001, amounts due from Glaxo amounted to $0.8 million.

EOS BIOTECHNOLOGY, INC. ("Eos")

        In April 1998, the Company entered into a series of agreements with Eos under which Eos became an EasyAccess™ customer of the Company. In return for granting Eos access to certain technology and licenses, the Company received 3,750,000 shares of Eos Series C preferred stock and the right to name one director to the Eos board. The shares received in April 1998 were recorded at zero value as Eos is a development stage entity and realization of this investment is uncertain. In September 1999, the Company purchased 76,923 shares of Series D preferred stock for approximately $0.1 million and in September 2000, purchased 37,037 shares of Series E preferred stock for approximately $0.1 million (at December 31, 2001, Affymetrix owns approximately 6.6% of Eos' outstanding equity). For the years ended December 31, 2001, 2000 and 1999, the Company recorded revenue of $0.3 million, $1.4 million, and $0.3 million, respectively, from Eos under the EasyAccess™ supply agreement. At December 31, 2001 amounts owed to Eos amounted to $0.1 million.

CALLIDA GENOMICS, INC. ("Callida")

        Affymetrix owns a 10% interest in Callida. Except as described in Note 3, there were no significant transactions in 2001 with Callida and/or its subsidiary N-Mer, Inc.

NOTE 10—COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

        Affymetrix leases laboratory, office and manufacturing facilities, and equipment under non-cancelable operating leases that expire at various times through 2011. Some of these leases contain renewal options ranging from two to five years. Rent expense related to operating leases was approximately $5.9 million in 2001, $4.1 million in 2000 and $2.5 million in 1999. In connection with some of these facility leases, the Company has $1.8 million in cash held as security deposits.

        Future minimum lease obligations at December 31, 2001 under all non-cancelable operating leases are as follows (in thousands):

Year Ending December 31,	Operating Leases
2002	$5,897
2003	4,511
2004	3,269
2005	2,167
2006	1,719
Thereafter	9,819

Total minimum lease payments	$27,382

LEGAL PROCEEDINGS

OXFORD GENE TECHNOLOGY SETTLEMENT

        On March 23, 2001, Affymetrix and Oxford Gene Technology, Ltd. ("OGT") entered into a settlement agreement resolving all existing litigation between the two companies.

        The settlement encompasses a number of lawsuits and other adverse proceedings involving the parties' respective patents, patent applications and patent license rights in various countries as well as litigation over the transfer to Affymetrix of Beckman Coulter's ("Beckman") license to certain OGT patents through the 1999 purchase by Affymetrix of Beckman's array business. Key components of the settlement include:

  •
  OGT and Affymetrix dismissed the pending lawsuits in the Delaware Federal Court.

  •
  OGT dropped its infringement actions and both parties dropped their revocation actions challenging each others' patents in the United Kingdom.

  •
  OGT withdrew its petition for leave to appeal to the House of Lords in the license action in the United Kingdom.

  •
  OGT recognized the validity of the license obtained by Affymetrix from Beckman.

  •
  Both parties ceased their involvement in opposition proceedings against the other's European patent in the European Patent Office.

        As a result of the settlement, Affymetrix did not receive any additional license rights from OGT and the terms of the existing license to OGT's technology obtained from Beckman remains unchanged. As a result of the settlement, the Company recorded an additional charge to selling, general and administrative expenses of approximately $18.6 million in the quarter ended December 31, 2000 in excess of amounts previously accrued and payable to OGT under the license. In addition, the Company recorded a charge of $1.9 million in the first quarter of 2001 as a result of a fee arrangement entered into with the Company's legal counsel. While the settlement agreement settled all outstanding litigation and ensures that the Company is licensed under certain OGT patents, it did not require the withdrawal of undeclared interferences or ensure that the parties will not be involved in future administrative and other proceedings, such as interferences, arbitration proceedings, or litigation proceedings. Such proceedings could have a material, adverse effect on the Company as a result of expenses incurred, distraction of management, or narrowing or elimination of some of its patent rights.

HYSEQ, INC. SETTLEMENT

        On October 24, 2001, the Company entered into a Settlement Agreement with Hyseq, Inc. ("Hyseq") providing for the comprehensive settlement of all existing litigation between the two companies that began in March 1997. Key components of the litigation settlement include:

  •
  Affymetrix and Hyseq dismissed, with prejudice, all pending lawsuits;

  •
  Affymetrix and Hyseq have acknowledged the validity and enforceability of the patents asserted in these lawsuits; and

  •
  Hyseq has agreed to enter an abandonment of contest with respect to its pending patent application in patent interference proceedings titled Chee v. Drmanac, Interference No. 104,552 before the U.S. Patent and Trademark Office.

        In connection with the settlement, Hyseq created a new majority-owned subsidiary, Callida Genomics, Inc. ("Callida"), which will focus on the development and commercialization of Hyseq's sequencing-by-hybridization ("SBH") technology (see Note 3).

INCYTE GENOMICS AND SYNTENI SETTLEMENT

        On December 21, 2001, Affymetrix entered into a Settlement Agreement with Incyte Genomics, Inc. ("Incyte") providing for the comprehensive settlement of the existing patent infringement litigation between the two companies that began in January 1998. Key components of the litigation settlement include:

  •
  All claims, defenses and counterclaims were dismissed in the pending patent infringement lawsuits.

  •
  Incyte has dismissed its opposition to Affymetrix' European Patent No. EP 0 619 321.

  •
  Affymetrix paid $4.5 million to Incyte at closing as past damages with respect to Incyte's RNA amplification patents (also referred to as the "Eberwine" or "Layton" patents). As a result of this payment, Affymetrix recorded a one-time charge of $4.5 million to selling, general and administrative expenses in the year ended December 31, 2001.

        In connection with the settlement, Incyte and Affymetrix agreed to certain non-exclusive, royalty-bearing licenses and an internal use license under their respective intellectual property portfolios. In 2001, Affymetrix accrued certain amounts due to Incyte for such licenses. In future periods, Affymetrix may make additional payments to Incyte and Incyte may make additional payments to Affymetrix under the licenses and related agreements.

        The two companies have not resolved Incyte's and Stanford University's ("Stanford") complaint of dissatisfaction with decisions of the United States Patent and Trademark Office Board of Patent Appeals and Interferences (USPTO), that is pending in Incyte Pharmaceuticals, Inc. et al. v. Affymetrix, Inc., Case No. C 99-21111 JF (N.D. Cal.). In this case, Incyte and Stanford have filed a complaint of dissatisfaction with the USPTO's ruling that Incyte and Stanford did not meet the burden of proof required to proceed with a full interference proceeding in the USPTO against certain claims of Affymetrix' U.S. Patent No. 5,800,992 and all claims of our U.S. Patent No. 5,744,305 with respect to certain patent claims that Stanford has applied for that are alleged to be exclusively licensed to Incyte. Affymetrix believes that Incyte's and Stanford's complaint on dissatisfaction is without merit; however, Affymetrix cannot be sure that it will prevail in this case. Affymetrix' failure to successfully defend against Incyte's and Stanford's complaint on dissatisfaction and any subsequent proceeding in the USPTO could result in a material adverse effect on business, financial condition and results of operations of Affymetrix.

APPLERA CORPORATION LITIGATION

        On July 5, 2000, Applera Corporation and related corporate plaintiffs ("Applera"), filed a lawsuit in the United States District Court for the District of Delaware alleging that certain Affymetrix products infringe five Applera patents related to processes for making oligonucleotides and reagents that Affymetrix purchases from Applera licensed vendors. Applera served Affymetrix with the complaint on October 16, 2000. On January 30, 2001, Affymetrix filed a motion to dismiss Applera's lawsuit pending in Delaware for lack of subject matter jurisdiction. On January 25, 2001, Affymetrix filed a declaratory judgment action against Applera in the United States District Court for the Southern District of New York seeking, among other things, a declaration that Affymetrix has not infringed any of Applera's subject patents, which lawsuit was stayed by the Court in New York pending the Delaware Court's ruling on the aforementioned motion to dismiss. On September 27, 2001, the District Court for the District of Delaware granted Affymetrix' motion to dismiss for lack of subject matter jurisdiction. On October 3, 2001, the New York Court restored the New York case to active status. Pre-trial discovery is presently proceeding in this action, however, no trial date has been set.

        Affymetrix believes that Applera's claims are without merit. However, Affymetrix cannot be sure that it will prevail in these matters.

NOTE 11—CONVERTIBLE SUBORDINATED NOTES

        On September 22, 1999, the Company completed the sale of $150 million principal amount of 5% convertible subordinated notes due 2006 (the "5% Notes"). The 5% Notes mature on October 1, 2006 and bear interest at a rate of 5% per annum, which is payable semi-annually on April 1 and October 1. The 5% Notes are convertible, at the option of the holder at any time prior to maturity or redemption, into shares of the Company's common stock at a conversion price of $61.50 per share, subject to adjustment. The Company can redeem some or all of the 5% Notes at any time after October 7, 2002, and the debt holder has a right to require the Company to purchase all or a portion of the 5% Notes upon a change in control. The 5% Notes are subordinated to all of the Company's existing and future senior indebtedness. The fair value of the 5% Notes at December 31, 2001 was $138.7 million, based on the market value in the PORTAL market where the 5% Notes are traded.

        On February 14, 2000, the Company completed the sale of $225 million principal amount of 4.75% convertible subordinated notes due 2007 (the "4.75% Notes"). The 4.75% Notes mature on February 15, 2007 and bear interest at a rate of 4.75% per annum, which is payable semi-annually on February 15 and August 15. The 4.75% Notes are convertible, at the option of the holder at any time prior to maturity or redemption, into shares of the Company's common stock at a conversion price of $160.50 per share, subject to adjustment. The Company can redeem some or all of the 4.75% Notes at any time after February 20, 2003 and the debt holders have a right to require the Company to purchase all or a portion of the 4.75% Notes upon a change in control. The 4.75% Notes are subordinated to all of the Company's existing and future senior indebtedness. The fair value of the 4.75% Notes at December 31, 2001 was $167.5 million, based on the market value in the PORTAL market where the 4.75% Notes are traded. In August 2001, the Company repurchased $5 million principal amount of the 4.75% Notes for total consideration of $3.3 million. In connection with this transaction, the Company recorded an extraordinary gain of approximately $1.7 million.

        Total offering expenses related to these notes were $12.4 million and have been included in other assets. These expenses will be amortized to interest expense over the life of the notes. At December 31, 2001, unamortized offering costs were $8.7 million.

NOTE 12—COMMON STOCK PURCHASE RIGHT

        Under the terms of an agreement with a distributor, the Company has provided to the distributor a common stock purchase right ("purchase right") to acquire shares of the Company's common stock through an advance payment of $3.0 million. This purchase right has been included in the consolidated balance sheet. Upon exercise of the purchase right, the distributor will receive $3 million worth of shares of common stock of the Company based on the fair market value of the Company's Common Stock on August 19, 2003.

        In no event is the number of common shares issued under the purchase right to exceed 10% of the total shares of outstanding Common Stock of the Company on August 19, 2003. In the event that the Company's Common Stock issuable under the purchase right is valued at less than $3.0 million, the Company will pay the difference between the value of the Company's Common Stock and $3.0 million.

NOTE 13—STOCKHOLDERS' EQUITY

COMMON STOCK SUBJECT TO REPURCHASE

        At December 31, 2001, the Company had 243,685 shares of common stock subject to repurchase from the acquisition of Neomorphic (see Note 17). The shares are repurchasable at the original exercise price and generally vest over four years.

COMMON STOCK WARRANTS

        As of December 31, 2001, there were warrants to purchase 27,970 shares of common stock at $3.58 per share and 38,150 shares of common stock at $15.20 per share outstanding. The warrants expire in 2008 and 2009, respectively.

        In connection with the common stock purchase right (see above), the Company granted an employee warrants to purchase 10% of the Common Stock ultimately issued to the distributor at the fair market value of the Common Stock on the date the shares are issued.

STOCKHOLDER RIGHTS PLAN

        On October 15, 1998, the Board of Directors of the Company declared a dividend of (i) one preferred share purchase right (a "Right") for each outstanding share of common stock of the Company, and (ii) a number of Rights for each share of Series AA Preferred Stock of the Company equal to the number of shares of common stock into which such share of Series AA Preferred Stock was convertible. The dividend was paid on October 27, 1998 (the "Record Date") to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series B Junior Participating Preferred Stock, par value $.01 per share, of the Company (the "Series B Preferred Stock") at a price of $62.50 per one one-thousandth of a share of Series B Preferred Stock, subject to adjustment. The Rights will be exercisable if a person or group hereafter acquires beneficial ownership of 15% or more of the common stock of the Company or announces a tender offer for 15% or more of the common stock. The Board of Directors will be entitled to redeem the Rights at one cent per Right at any time before any such person acquires beneficial ownership of 15% or more of the outstanding common stock. If a person or group acquires 15% or more of the outstanding common stock of the Company, each Right will entitle its holder to purchase, at the Right's exercise price, a number of shares of common stock having a market value at that time of twice the Right's exercise price. Rights held by the 15% holder will become void and will not be exercisable to purchase shares at the bargain purchase price. If the Company is acquired in a merger or other business combination transaction after a person acquires 15% or more of the Company's common stock, each Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of the acquiring company's common shares having a market value at that time of twice the Right's exercise price. Glaxo, which currently owns in excess of 13% of the aggregate voting power of the common stock, will not become an "Acquiring Person" until it acquires beneficial ownership of additional shares of common stock.

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

STOCK OPTION AND BENEFIT PLANS

        In 1993, the Board of Directors adopted the Affymetrix 1993 Stock Plan (the "1993 Stock Plan"), which was amended and restated in 1995, under which incentive stock options, nonqualified stock options and purchase rights may be granted to employees and outside consultants. Options granted under the 1993 Stock Plan expire no later than ten years from the date of grant. The option price shall be at least 100% of the fair value of the Company's common stock on the date of grant (110% in certain circumstances), as determined by the Board of Directors. Options may be granted with different vesting terms from time to time but not to exceed five years from the date of grant. A total of 10,400,000 shares of common stock are authorized for issuance under the 1993 Stock Plan and no shares are subject to repurchase by the Company.

        In 1996, the Board of Directors adopted the Affymetrix 1996 Non-Employee Directors Stock Option Plan (the "1996 Stock Plan"), which was amended and restated in 2001, under which only nonqualified stock options may be granted to non-employee directors of the Company. Options granted under the 1996 Stock Plan expire no later than ten years and two days from the date of grant. The option price shall be at least 100% of the fair value of the Company's common stock on the date of grant (110% in certain circumstances), as determined by the Board of Directors. Options granted under the 1996 Stock Plan are subject to the vesting provisions set forth in that plan. A total of 600,000 shares of common stock are authorized for issuance under the 1996 Stock Plan and the shares are subject to repurchase by the Company under the terms of the grant. All options granted under the 1996 Stock Plan are exercisable in full six months after the date of grant and are subject to repurchase at the original exercise price by the Company over the remaining vesting period which is generally five years for initial grants and one year for annual grants. At December 31, 2001, there were no shares subject to repurchase under this plan.

        In 1998, the Board of Directors adopted the Affymetrix 1998 Stock Incentive Plan (the "1998 Stock Plan") under which nonqualified stock options and restricted stock may be granted to employees and outside consultants, except that members of the Board of Directors and individuals who are considered officers of the Company under the rules of the National Association of Securities Dealers shall not be eligible. Options granted under the 1998 Stock Plan expire no later than ten years from the date of grant. The option price shall be at least 100% of the fair value of the Company's common stock on the date of grant (110% in certain circumstances), as determined by the Board of Directors. Options may be granted with different vesting terms from time to time as determined by the Board of Directors. A total of 3,600,000 shares of common stock are authorized for issuance under the 1998 Stock Plan and no shares are subject to repurchase by the Company.

        On February 9, 2000, Affymetrix completed the acquisition of Genetic MicroSystems and assumed all options outstanding under a Genetic MicroSystems stock option plan, now the Affymetrix/GMS 1998 Stock Plan ("GMS Stock Plan"), which if fully vested and exercised, would amount to 144,776 shares of Affymetrix' common stock. No additional options are authorized for grant. Options granted under the GMS Stock Plan expire no later than ten years from the date of grant.

        On October 30, 2000, Affymetrix completed the acquisition of Neomorphic and assumed all options outstanding under a Neomorphic stock option plan, now the Affymetrix/Neomorphic 1998 Stock Plan ("Neomorphic Stock Plan"), which if fully vested and exercised, would amount to 122,757 shares of Affymetrix' common stock. No additional options are authorized for grant. Options granted under the Neomorphic Plan expire no later than ten years from the date of grant.

        In 2000, the Board of Directors adopted the 2000 Equity Incentive Plan (the "2000 Stock Plan"), which was amended and restated in 2001, under which restricted shares, stock units, stock options and stock appreciation rights may be granted to employees, outside directors and consultants. Options granted under the 2000 Stock Plan expire no later than ten years from the date of grant. The option price shall be at least 100% of the fair value of the Company's common stock on the date of grant (110% in certain circumstances), as determined by the Board of Directors. Options may be granted with different vesting terms from time to time as determined by the Board of Directors. A total of 5,000,000 shares of common stock are authorized for issuance under the 2000 Stock Plan and no shares are subject to repurchase by the Company.

        Activity under the stock plans through December 31, 2001 is as follows:

	Options Available for Grant	Number of Shares	Weighted Averaged Exercise Price Per Share
Balance at December 31, 1998	4,529,669	6,275,579	$6.75
Options granted	(3,632,436)	3,632,436	$24.32
Options exercised	—	(1,408,600)	$4.69
Options canceled	363,195	(363,195)	$11.50

Balance at December 31, 1999	1,260,428	8,136,220	$14.74
Additional shares authorized for grant	6,600,000	—	$14.74
Options granted	(4,750,160)	4,750,160	$70.94
Options assumed upon acquisition of Neomorphic, Inc.	—	122,757	$10.19
Options exercised	—	(1,553,498)	$10.41
Options canceled	569,792	(569,792)	$61.88

Balance at December 31, 2000	3,680,060	10,885,847	$37.28
Options granted	(2,500,182)	2,500,182	$32.23
Options exercised	—	(861,429)	$8.85
Options canceled	806,776	(806,776)	$57.40

Balance at December 31, 2001	1,986,654	11,717,824	$36.99

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted-Average Remaining Contractual Life (In Years)	Weighted-Average Exercise Price Per Share	Number	Weighted-Average Exercise Price Per Share
$ 0.15 - 0.34	1,062,757	3.67	$0.33	1,045,827	$0.33
$ 0.36 - 19.34	2,618,268	6.86	$14.07	1,357,832	$13.08
$19.44 - 42.61	3,580,037	8.44	$27.21	798,139	$25.09
$42.84 - 72.00	3,360,546	8.67	$51.99	1,173,556	$50.02
$72.05 - 157.33	1,096,216	8.22	$113.18	326,416	$110.41

	11,717,824	7.70	$36.99	4,701,770	$28.26

        There were options exercisable of 2,416,081 with a weighted-average exercise price of $7.93 and 2,042,378 with a weighted-average exercise price of $3.49 in 2000 and 1999, respectively.

        Upon the acquisition of Neomorphic, the fair value of unvested common stock subject to restricted stock agreements and the intrinsic value of the unvested options held by employees was deducted from the purchase price and allocated to deferred stock compensation. The deferred stock compensation of $30.0 million is being amortized on a straight-line basis to compensation expense over the remaining vesting term, generally two to four years. The fair value of unvested options held by non-employees was also deducted from the purchase price. These options will be periodically revalued as they vest in accordance with applicable accounting guidance.

        In accordance with the provisions of SFAS 123, the Company is disclosing pro forma information regarding net loss and net loss per share as if the Company had accounted for its stock based compensation plans under the fair value method of SFAS 123.

        The fair value of options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 2001, 2000, and 1999 risk free interest rate of 3.6%, 5.0%, and 6.5%, respectively; a dividend yield of zero; volatility factors of the market price of the Company's common stock price of 0.79, 0.70, and 0.58, respectively; and a weighted average expected option term of one year from vested date.

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

        Based on this calculation, the weighted average fair value of options granted during 2001, 2000 and 1999 was $17.52, $36.10 and $47.24, respectively. For purposes of pro forma disclosures the estimated fair value of the options in excess of the expense recognized in conjunction with the amortization of deferred compensation is amortized to expense over the options' vesting period, generally five years. The Company's pro forma information as of December 31, 2001, 2000 and 1999 is as follows (in thousands except per share amounts):

	2001	2000	1999
Pro forma net loss attributable to common stockholders	$(94,143)	$(114,521)	$(41,488)
Pro forma basic and diluted net loss per common share	$(1.64)	$(2.08)	$(0.81)

        The pro forma information above may not be representative of the effects on potential pro forma effects on results for future years.

RESERVED SHARES

        At December 31, 2001, shares reserved for future issuance are as follows:

Stock option plans:
Options outstanding	11,717,824
Options available for future grants	1,986,654
Convertible subordinated notes	3,809,741
Warrants	66,120

17,580,339

NOTE 14—INCOME TAXES

        The Company recorded an income tax provision of $300,000 and $600,000 for the years ended December 31, 2001 and 2000, respectively. The tax provision related to income taxes currently payable on income generated in non-US tax jurisdictions and foreign withholding taxes. Due to operating losses and the Company's inability to recognize an income tax benefit from these losses, there is no provision for income taxes for 1999.

        The difference between the provision for income taxes and the amount computed by applying the Federal statutory income tax rate (35%) to income before taxes is explained as follows (in thousands):

	Year Ended December 31,
	2001	2000	1999
Tax at federal statutory rate	$(11,592)	$(18,896)	$(8,926)
Loss for which no tax benefit is currently recognizable	5,521	12,651	8,926
Acquired in-process research and development	—	5,246	—
Non-deductible stock compensation	4,432	741	—
Non-deductible goodwill amortization	1,639	258	—
Foreign taxes	300	600	—

	$300	$600	$—

        Significant components of the Company's deferred tax assets as of December 31 are as follows (in thousands):

	2001	2000
Deferred tax assets:
Net operating loss carryforwards	$71,800	$53,500
Tax credit carryforwards	8,400	7,800
Accrued legal settlement	4,900	7,400
Deferred revenue	9,100	6,800
Capitalized research development	6,800	5,700
Other-net	8,400	8,100

Total deferred tax assets	109,400	89,300
Valuation allowance for deferred tax assets	(106,300)	(82,300)
Deferred tax liabilities:
Unrealized gains on investments	(1,800)	(5,100)
Acquired intangibles	(1,300)	(1,900)

Net deferred tax assets	$—	$—

        SFAS No. 109, "Accounting for Income Taxes," provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company's historical operating performance and the reported cumulative net losses in all prior years, the Company has provided a full valuation allowance against its net deferred tax assets. The valuation allowance increased by $24.0 million, $20.9 million and $23.7 million during 2001, 2000 and 1999, respectively. Included in the valuation allowance balance is $66.4 million related to the exercise of stock options which are not reflected as an expense for financial reporting purposes. Accordingly, any future reduction in the valuation allowance relating to this amount will be credited directly to equity and not reflected as an income tax benefit in the statement of operations.

        As of December 31, 2001, the Company had federal and state net operating loss carryforwards for income tax purposes of approximately $200.1 million and $29.7 million, respectively, which will expire at various dates in 2004 through 2021, if not utilized. In addition, the Company has federal research and development credit carryforwards of approximately $4.9 million, which expire at various dates beginning in 2008 through 2021, if not utilized. Utilization of the net operating loss and tax credits carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar provisions. Management believes the effect of such limitations will not result in the expiration of the net operating loss and tax credit carry forwards before utilization.

NOTE 15—PRODUCT SALES, GEOGRAPHIC SALES, AND SIGNIFICANT CUSTOMERS

        The Company has determined that, in accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" it operates in one segment as it only reports operating results on an aggregate basis to chief operating decision makers of the Company. The Company had product sales by type and by region as follows for the years ended December 31, 2001, 2000 and 1999 (in thousands):

	2001	2000	1999
Product Sales:
Arrays	$101,520	$69,997	$32,904
Instruments	45,759	56,596	33,000
Other (principally subscription fees)	47,657	46,953	32,264

Total	$194,936	$173,546	$98,168

Customer location:
United States	$132,032	$118,013	$62,551
Europe	37,531	36,635	25,284
Other	25,373	18,898	10,333

Total	$194,936	$173,546	$98,168

        There were no customers representing 10% or more of total revenue in 2001 and 2000. In 1999, two customers represented 10% and 12% of total revenues, respectively.

NOTE 16—401(K) PLAN

        The Company maintains a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all full-time U.S. employees. Participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. Beginning in 1998, the Company matched employee contributions according to a specified formula. The Company's expense for matching contributions totaled $4.0 million in 2001, $1.5 million in 2000 and $0.9 million in 1999. Company contributions vest to employees ratably over five years.

NOTE 17—BUSINESS COMBINATIONS

        In February 2000, Affymetrix completed its merger with GMS, a privately-held Massachusetts instrumentation company specializing in DNA array technology. Under the terms of the merger, all outstanding shares of GMS common and preferred stock were converted into 1,939,798 shares of the Company's common stock at an exchange ratio of 0.5594 Affymetrix share for each GMS share. In addition, Affymetrix assumed all outstanding GMS options and warrants. At the date of consummation, GMS had an aggregate of 200,202 Affymetrix equivalent options and warrants outstanding.

        The merger has been accounted for as a pooling of interests, and, accordingly, the Company's financial statements and financial data have been restated to include the accounts and operations of GMS since inception. The table below presents the separate results of operations for Affymetrix and GMS for the year prior to the merger. The merger was completed in February 2000.

Year Ended December 31, 1999
Revenues:
Affymetrix	96,855
GMS	12,219

$109,074

Net loss:
Affymetrix	(23,085)
GMS	(2,419)

$(25,504)

        On October 30, 2000, Affymetrix completed the acquisition of Neomorphic, a privately-held, computational genomics company. The transaction was accounted for as a purchase and the results of Neomorphic's operations have been included in the consolidated financial statements from the date of acquisition. Neomorphic common and preferred stockholders received 1,285,636 shares of Affymetrix common stock in exchange for all of their outstanding shares and Neomorphic option holders received 122,797 options to purchase Affymetrix common stock in exchange for their Neomorphic stock options. In addition, the preferred stockholders of Neomorphic received cash of $2.4 million. The fair value of the Affymetrix common stock issued in exchange for all of the outstanding shares of Neomorphic common and preferred stock was calculated in accordance with Emerging Issues Task Force Issue No. 97-15 and was based on a stock price of $49.70 which represented the lowest fair value of Affymetrix common stock at which no adjustment would occur to the number of shares and options issued by Affymetrix. The Affymetrix options issued in connection with the assumption of the Neomorphic options were valued using the Black-Scholes option pricing model assuming a volatility of 0.7, expected life of 3.5 years, risk-free interest rate of 6%, expected dividend yield of 0% and stock price of $49.70.

        In accordance with applicable accounting rules, the fair value of unvested common stock subject to restricted stock agreements and the intrinsic value of the unvested options held by employees was deducted from the purchase price and allocated to deferred stock compensation. The deferred stock compensation will be amortized to compensation expense over the remaining vesting term, generally two to four years. The fair value of unvested options held by nonemployees was also deducted from the purchase price. These options will be periodically revalued as they vest in accordance with applicable accounting guidance.

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

$44,625

        Goodwill and intangible assets are being amortized on a straight-line basis over five years and three years, respectively. Other intangibles consist of developed technology ($3.4 million) and assembled workforce ($1.3 million). (See Note 1—Recent Accounting Pronouncements.)

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

NOTE 18—SUBSEQUENT EVENTS

        On March 7, 2002, the Company filed a Schedule Tender Offer with the Securities and Exchange Commission relating to an offer to current employees (excluding officers as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) of the Company or its wholly owned subsidiaries, to exchange all of the options outstanding under the Affymetrix, Inc. Amended and Restated 1993 Stock Plan, Affymetrix, Inc. 1998 Stock Incentive Plan, Affymetrix/Genetic MicroSystems 1998 Stock Option Plan, Affymetrix/Neomorphic 1998 Stock Option Plan, and Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan (collectively, the "Plans") to purchase shares of the Company's common stock (such options being referred to herein as the "Eligible Options"), for new options (the "New Options") to purchase shares of the Common Stock to be granted under the Plans, upon the terms and subject to the conditions described in an Offer to Exchange and related Letter of Transmittal. The New Options will be granted not less than six months from the date of the exchange and will have exercise prices equal to the fair value of the Company's common stock on the date of grant. The number of shares of Common Stock subject to the New Options will be equal to the number of shares of Common Stock subject to the Eligible Options that are accepted for exchange and canceled in accordance with the following exchange ratios:

Exercise Price of Options Tendered	Exchange Ratio
$44.99 or less	1 for 1
$45.00 - $59.99	0.67 for 1
$60.00 - $99.99	0.50 for 1
$100.00 or more	0.33 for 1

NOTE 19—UNAUDITED QUARTERLY FINANCIAL INFORMATION

	2001				2000
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except per share amounts)
Total revenue (excluding Perlegen)	$59,510	$52,302	$46,684	$54,887	$59,419	$55,769	$45,411	$40,231
Perlegen revenue	$5,563	$3,063	$2,865	$—	$—	$—	$—	$—
Total cost of goods sold (excluding Perlegen)	$20,145	$17,437	$15,743	$19,197	$21,767	$18,400	$17,211	$13,506
Perlegen cost of goods sold	$5,563	$3,063	$2,865	$—	$—	$—	$—	$—
Net loss before extraordinary item	$(8,446)	$(6,504)	$(9,107)	$(10,763)	$(41,924)	$295	$(6,092)	$(6,269)
Net (loss) income	$(8,446)	$(4,805)	$(9,107)	$(10,763)	$(41,924)	$295	$(6,092)	$(6,269)
Basic net (loss) income per common share before extraordinary item	$(0.15)	$(0.11)	$(0.16)	$(0.19)	$(0.75)	$0.01	$(0.11)	$(0.12)
Basic net (loss) income per common share after extraordinary item	$(0.15)	$(0.08)	$(0.16)	$(0.19)	$(0.75)	$0.01	$(0.11)	$(0.12)
Diluted net (loss) income per common share after extraordinary item	$(0.15)	$(0.08)	$(0.16)	$(0.19)	$(0.75)	$0.00	$(0.11)	$(0.12)

        The Company's extraordinary gain was recorded in the third quarter of 2001.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Incorporated by reference to the sections of the Company's proxy statement for the 2002 Annual Meeting of Stockholders entitled "Election of Directors."

ITEM 11. EXECUTIVE COMPENSATION

        Incorporated by reference to the sections of the Company's proxy statement for the 2002 Annual Meeting of Stockholders entitled "Executive Compensation," "Compensation Committee Report," "Certain Transactions" and "Compensation of Directors."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Incorporated by reference to the section of the Company's proxy statement for the 2002 Annual Meeting of Stockholders entitled "Stock Ownership of Principal Shareholders and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Incorporated by reference to the section of the Company's proxy statement for the 2002 Annual Meeting of Shareholders entitled "Certain Transactions."

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
(1)   Financial Statements. The financial statements as set forth under Item 8 of this report on Form 10-K are incorporated herein by reference.

(a)
(2)   Financial Statement Schedule—Schedule II—Valuation and Qualifying Accounts. All other schedules have been omitted as they are not required, not applicable or the information is otherwise included.

(a)
(3)   Exhibits:

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
2.1(1)	Agreement and Plan of Merger, dated as of September 10, 1999, among Affymetrix, Inc., GMS Acquisition, Inc. and certain shareholders
2.2(2)	Agreement and Plan of Merger, dated as of September 29, 2000, among Affymetrix, Inc., Nautilus Acquisitions Corp. and Neomorphic, Inc.
3.1(3)	Restated Certificate of Incorporation
3.2(4)	Bylaws
3.3(5)	Amendment No. 1 to the Bylaws dated as of April 25, 2001.
3.4(6)	Agreement and Plan of Merger Between Affymetrix, Inc., a California corporation, and Affymetrix, Inc., a Delaware corporation
3.5(7)	Summary of Rights to Purchase Shares of Preferred Stock pursuant to the Rights Agreement dated as of October 15, 1998

4.1(8)	Rights Agreement, dated October 15, 1998, between Affymetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent
4.2(9)	Indenture dated as of September 22, 1999, between Affymetrix, Inc. and The Bank of New York, as Trustee
4.3(10)	Amendment No. 1 to Rights Agreement, dated as of February 7, 2000, between Affymetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent
4.4(11)	Indenture, dated as of February 14, 2000, between Affymetrix, Inc. and The Bank of New York, as Trustee
4.5(12)	Registration Rights Agreement, dated as of February 14, 2000, between Affymetrix, Inc. and certain purchasers listed on the signature page thereto
10.1(13)†	1993 Stock Plan, as amended
10.2(13)†	1996 Nonemployee Directors Stock Option Plan
10.3(13)*	Collaboration Agreement by and between Hewlett-Packard Company and Affymetrix, Inc. dated November 11, 1994
10.4(13)*	Development and Supply Agreement between Affymetrix, Inc. and Genetics Institute, Inc. dated November 15, 1994
10.5(13)*	Supply Agreement with Genetics Institute, Inc. dated December 8, 1995
10.6(13)*	Technology License Agreement among Affymax N.V., Affymax Technologies, N.V., the Affymax Research Institute, and Affymetrix, Inc. dated January 1, 1993
10.7(13)†	Severance Agreement and Release between Affymetrix, Inc. and David B. Singer dated June 15, 1995
10.8(13)†	Loan and Pledge Agreement between David B. Singer and Affymetrix, Inc. effective December 7, 1993
10.9(13)	ATP Participation Agreement between Affymetrix, Inc. and Molecular Dynamics, Inc. dated January 12, 1995 pursuant to the National Institute of Standards and Technology's Advanced Technology Program.
10.10(13)	Amendment 1 to the ATP Participation Agreement between Affymetrix, Inc. and Molecular Dynamics, Inc. effective January 13, 1996
10.11(13)*	Governance Agreement between Affymetrix, Inc. and Glaxo Wellcome plc dated July 6, 1995
10.12(13)	Services Agreement between Affymax Research Institute and Affymetrix, Inc. effective October 1, 1993
10.13(13)	Loan Agreement between Affymax Technologies N.V. and Affymetrix, Inc. dated December 1, 1994
10.14(13)	Lease between Solar Oakmead Joint Venture and Affymetrix, Inc. dated October 20, 1995
10.15(13)	Sublease between Salutar, Inc. and Affymetrix, Inc. dated October 20, 1995
10.16(13)	Sublease between Affymax Research Institute and Affymetrix, Inc. dated February 1, 1994
10.17(13)*	Manufacturing and Supply Agreement between Affymetrix, Inc. and RELA, Inc. dated November 27, 1995

10.18(13)†*	Loan and Pledge Agreement between Stephen P.A. Fodor and Affymetrix, Inc. effective December 7, 1993
10.19(13)†*	Agreement between Stephen P.A. Fodor and Affymetrix, Inc. dated November 1, 1994
10.20(13)†*	Form of Director and Officer Indemnification Agreement
10.21(13)*	Demonstration Agreement between Affymetrix, Inc. and Glaxo Wellcome, Inc. dated May 1, 1996
10.22(13)	Lease between Harry Locklin and Affymetrix, Inc. dated December 5, 1994
10.23(14)	Lease between Sobrato Interest and Affymetrix, Inc. dated May 31, 1996 (3380 Central Expressway, Santa Clara, CA)
10.24(14)	Lease between Sobrato Interest and Affymetrix, Inc. dated May 31, 1996 (3450 Central Expressway, Santa Clara, CA)
10.25(15)*	Collaboration Agreement between bioMérieux Vitek, Inc. and Affymetrix, Inc. effective as of September 1, 1996
10.26(15)*	Manufacturing Agreement between bioMérieux Vitek, Inc. and Affymetrix, Inc. effective as of September 1, 1996
10.27(15)*	Collaboration Agreement between Incyte Pharmaceuticals, Inc. and Affymetrix, Inc. made as of November 11, 1996
10.28(16)*	Supply Agreement among F. Hoffmann-La Roche Ltd., Hoffmann La-Roche Inc., Syntex (U.S.A.) Inc. and Affymetrix, Inc. effective as of August 15, 1997
10.29(17)*	Sales Representation Agreement between Affymetrix, Inc. and Amersham Pharmacia Biotech, Ltd. dated November 28, 1997
10.30(17)*	License Agreement between Affymetrix, Inc. and Molecular Dynamics, Inc. dated November 28, 1997
10.31(18)	Series AA Preferred Stock Purchase Agreement dated March 9, 1998 by and between Affymetrix, Inc. and Glaxo Wellcome Americas, Inc. with exhibits.
10.32(19)*	Agreement between Affymetrix, Inc. and Roche Molecular Systems, Inc. effective as of April 23, 1998
10.33(19)*	Agreement between Affymetrix, Inc. and Enzo Diagnostics, Inc. effective as of April 24, 1998.
10.34(20)*	Consortium Agreement between Beckman Coulter, Inc. and the Company dated July 31, 1998.
10.35(20)*	Letter Agreement between Beckman Coulter, Inc. and the Company dated July 29, 1998
10.36†	1998 Stock Incentive Plan (Incorporated by reference)
10.37†	Form of Officer and Director Indemnification Agreement (Incorporated by reference)
10.38†	Promissory Note between Karen H. Haynes and the Company dated February 26, 1999 (Incorporated by reference)
10.39†	Promissory Note between Stephen P. A. Fodor and the Company dated April 27, 1997 (Incorporated by reference)
10.40†	Promissory Note between Sue Siegel and the Company dated July 9, 1998 (Incorporated by reference)

10.41†	Promissory Note between Rich Rava and the Company dated April 3, 1997 (Incorporated by reference)
10.42(21)	Lease Agreement by and between the Company and Aetna Life Insurance Company dated as of July 30, 1999
10.43(22)	Promissory Note between Sue Siegel and the Company dated July 9, 1999
10.44(23)	Amendment to Lease by and between Affymetrix, Inc. and Harry Locklin dated as of May 12, 1999
10.46(24)	First Addendum to Lease by and between Solar Oakmead Joint Venture and Affymetrix, Inc.
10.47(25)	Amendment No. 1 to the 1996 Nonemployee Directors Stock Option Plan of Affymetrix, Inc.
10.48(26)	Affymetrix, Inc. 2000 Equity Incentive Plan
10.49(27)	Amendment No. 3 to Governance Agreement, dated as of October 18, 2000, by and between Affymetrix, Inc. and Glaxo Wellcome PLC.
10.50(28)	Amended and Restated 1996 Non-Employee Directors Stock Plan.
10.51(29)	Amended and Restated 2000 Equity Incentive Plan.
10.52†	Employment Agreement between Edward M. Hurwitz and the Company dated October 30, 2001
21	List of Subsidiaries
23	Consent of Ernst & Young LLP, Independent Auditors

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

(6)
Incorporated by reference to Exhibit 2.1 of the Registrant's Form 8-K as filed on September 29, 1998 (File No. 000-28218).

(7)
Incorporated by reference to Exhibit 3.3 filed with Registrant's Form 8-K as filed on October 16, 1998 (File No. 000-28218).

(8)
Incorporated by reference to Exhibit 1 of the Registrant's Form 8-A as filed on October 16, 1998 (File No. 000-28218).

(9)
Incorporated by reference to Exhibit 4.2 of the Registrant's Registration Statement on Form S-4 as filed on October 14, 1999 (File No. 333-88987).

(10)
Incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-A/A as filed on March 29, 2000 (File No. 000-28218).

(11)
Incorporated by reference to Exhibit 4.4 of the Registrant's Registration Statement on Form S-3 as filed on May 11, 2000 (File No. 333-36790).

(12)
Incorporated by reference to Exhibit 4.3 of the Registrant's Registration Statement on Form S-3 as filed on May 11, 2000 (File No. 333-36790).

(13)
Incorporated by reference to the same number exhibit filed with Registrant's Registration Statement on Form S-1 (File No. 333-3648), as amended.

(14)
Incorporated by reference to the same number exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (File No. 000-28218).

(15)
Incorporated by reference to the same number exhibit filed with the Company's Report on Form 10-K for the year ended December 31 , 1996 (File No. 000-28218).

(16)
Incorporated by reference to Exhibit 10.1 filed with the Registrant's Registration Statement on Form S-3 (File No. 333-38167).

(17)
Incorporated by reference to the same number exhibit filed with the Registrant's Report on Form 10-K for the year ended December 31, 1997 as filed on March 31, 1998 (File No. 000-28218).

(18)
Incorporated by reference to Exhibit 10 filed with the Company's Current Report on Form 8-K dated March 24, 1998 (File No. 000-28218).

(19)
Incorporated by reference to the same number exhibit filed with Registrant's Form 10-Q as filed on August 14, 1998 (File No. 000-28218).

(20)
Incorporated by reference to the same number exhibit filed with Registrant's Form 10-Q as filed on November 17 , 1998 (File No. 000-28218).

(21)
Incorporated by reference to the same number exhibit filed with Registrant's Form 10-Q as filed on August 16, 1999 (File No. 000-28218).

(22)
Incorporated by reference to Exhibit 10.10 filed with Registrant's Registration Statement on Form S-3 (File No. 333-82685).

(23)
Incorporated by reference to Exhibit 10.11 filed with Registrant's Registration Statement on Form S-3 (File No. 333-82685).

(24)
Incorporated by reference to Exhibit 10.12 filed with Registrant's Registration Statement on Form S-3 (File No. 333-82685).

(25)
Incorporated by reference to Exhibit 10.13 filed with Registrant's Registration Statement on Form S-3 (File No. 333-82685).

(26)
Incorporated by reference to Appendix B of the Registrant's Definitive Proxy Statement on Schedule 14A as filed on May 2, 2000 (File No. 000-28218).

(27)
Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K as filed on October 20, 2000 (File No. 000-28218).

(28)
Incorporated by reference to Exhibit 10.50 of the Registrant's Form 10-Q as filed on May 15, 2001 (File No. 000-28218).

(29)
Incorporated by reference to Exhibit 10.51 of the Registrant's Form 10-Q as filed on August 13, 2001 (File No. 000-28218).

*
Confidential treatment granted

†
Management contract, compensatory plan or arrangement

(b)
Reports on Form 8-K.

        On November 1, 2001, the Company filed a Report on Form 8-K to report under Item 5 (Other Events) that the Company and Hyseq, Inc. entered into a settlement agreement resolving existing litigation between the two companies.

        On December 28, 2001, the Company filed a Report on Form 8-K to report under Item 5 (Other Events) that the Company and Incyte Genomics, Inc. entered into a settlement agreement resolving existing patent infringement litigation between the two companies.

AFFYMETRIX, INC.

Schedule II—Valuation and Qualifying Accounts

(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year Ended December 31, 2001:
Allowance for doubtful accounts	$1,584	$320	$—	$57	$1,847
Year Ended December 31, 2000:
Allowance for doubtful accounts	$1,010	$1,264	$—	$690	$1,584
Year Ended December 31, 1999:
Allowance for doubtful accounts	$408	$800	$—	$198	$1,010

SIGNATURES

        Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFYMETRIX, INC. (Registrant)
March 29, 2002	By:	/s/ STEPHEN P.A. FODOR, PH.D. Stephen P.A. Fodor, Ph.D. CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER
March 29, 2002	By:	/s/ GREGORY T. SCHIFFMAN Gregory T. Schiffman VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephen P.A. Fodor, Ph.D. and Gregory T. Schiffman, or either of them, each with the power of substitution, his attorney-in-fact, to sign any amendments to this Form 10-K (including post-effective amendments), and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

By:	/s/ STEPHEN P.A. FODOR, PH.D. Stephen P.A. Fodor, Ph.D.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 29, 2002
By:	/s/ GREGORY T. SCHIFFMAN Gregory T. Schiffman	Vice President and Chief Financial Officer (Principal Financial Officer)	March 29, 2002
By:	/s/ JOHN D. DIEKMAN, PH.D. John D. Diekman, Ph.D.	Director	March 29, 2002
By:	/s/ PAUL BERG, PH.D. Paul Berg, Ph.D.	Director	March 29, 2002
By:	/s/ VERNON R. LOUCKS, JR. Vernon R. Loucks, Jr.	Director	March 29, 2002
By:	/s/ SUSAN E. SIEGEL Susan E. Siegel	Director	March 29, 2002
By:	/s/ DAVID B. SINGER David B. Singer	Director	March 29, 2002
By:	/s/ JOHN A. YOUNG John A. Young	Director	March 29, 2002

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
2.1(1)	Agreement and Plan of Merger, dated as of September 10, 1999, among Affymetrix, Inc., GMS Acquisition, Inc. and certain shareholders
2.2(2)	Agreement and Plan of Merger, dated as of September 29, 2000, among Affymetrix, Inc., Nautilus Acquisitions Corp. and Neomorphic, Inc.
3.1(3)	Restated Certificate of Incorporation
3.2(4)	Bylaws
3.3(5)	Amendment No. 1 to the Bylaws dated as of April 25, 2001.
3.4(6)	Agreement and Plan of Merger Between Affymetrix, Inc., a California corporation, and Affymetrix, Inc., a Delaware corporation
3.5(7)	Summary of Rights to Purchase Shares of Preferred Stock pursuant to the Rights Agreement dated as of October 15, 1998
4.1(8)	Rights Agreement, dated October 15, 1998, between Affymetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent
4.2(9)	Indenture dated as of September 22, 1999, between Affymetrix, Inc. and The Bank of New York, as Trustee
4.3(10)	Amendment No. 1 to Rights Agreement, dated as of February 7, 2000, between Affymetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent
4.4(11)	Indenture, dated as of February 14, 2000, between Affymetrix, Inc. and The Bank of New York, as Trustee
4.5(12)	Registration Rights Agreement, dated as of February 14, 2000, between Affymetrix, Inc. and certain purchasers listed on the signature page thereto
10.1(13)†	1993 Stock Plan, as amended
10.2(13)†	1996 Nonemployee Directors Stock Option Plan
10.3(13)*	Collaboration Agreement by and between Hewlett-Packard Company and Affymetrix, Inc. dated November 11, 1994
10.4(13)*	Development and Supply Agreement between Affymetrix, Inc. and Genetics Institute, Inc. dated November 15, 1994
10.5(13)*	Supply Agreement with Genetics Institute, Inc. dated December 8, 1995
10.6(13)*	Technology License Agreement among Affymax N.V., Affymax Technologies, N.V., the Affymax Research Institute, and Affymetrix, Inc. dated January 1, 1993
10.7(13)†	Severance Agreement and Release between Affymetrix, Inc. and David B. Singer dated June 15, 1995
10.8(13)†	Loan and Pledge Agreement between David B. Singer and Affymetrix, Inc. effective December 7, 1993
10.9(13)	ATP Participation Agreement between Affymetrix, Inc. and Molecular Dynamics, Inc. dated January 12, 1995 pursuant to the National Institute of Standards and Technology's Advanced Technology Program.
10.10(13)	Amendment 1 to the ATP Participation Agreement between Affymetrix, Inc. and Molecular Dynamics, Inc. effective January 13, 1996

10.11(13)*	Governance Agreement between Affymetrix, Inc. and Glaxo Wellcome plc dated July 6, 1995
10.12(13)	Services Agreement between Affymax Research Institute and Affymetrix, Inc. effective October 1, 1993
10.13(13)	Loan Agreement between Affymax Technologies N.V. and Affymetrix, Inc. dated December 1, 1994
10.14(13)	Lease between Solar Oakmead Joint Venture and Affymetrix, Inc. dated October 20, 1995
10.15(13)	Sublease between Salutar, Inc. and Affymetrix, Inc. dated October 20, 1995
10.16(13)	Sublease between Affymax Research Institute and Affymetrix, Inc. dated February 1, 1994
10.17(13)*	Manufacturing and Supply Agreement between Affymetrix, Inc. and RELA, Inc. dated November 27, 1995
10.18(13)†*	Loan and Pledge Agreement between Stephen P.A. Fodor and Affymetrix, Inc. effective December 7, 1993
10.19(13)†*	Agreement between Stephen P.A. Fodor and Affymetrix, Inc. dated November 1, 1994
10.20(13)†*	Form of Director and Officer Indemnification Agreement
10.21(13)*	Demonstration Agreement between Affymetrix, Inc. and Glaxo Wellcome, Inc. dated May 1, 1996
10.22(13)	Lease between Harry Locklin and Affymetrix, Inc. dated December 5, 1994
10.23(14)	Lease between Sobrato Interest and Affymetrix, Inc. dated May 31, 1996 (3380 Central Expressway, Santa Clara, CA)
10.24(14)	Lease between Sobrato Interest and Affymetrix, Inc. dated May 31, 1996 (3450 Central Expressway, Santa Clara, CA)
10.25(15)*	Collaboration Agreement between bioMérieux Vitek, Inc. and Affymetrix, Inc. effective as of September 1, 1996
10.26(15)*	Manufacturing Agreement between bioMérieux Vitek, Inc. and Affymetrix, Inc. effective as of September 1, 1996
10.27(15)*	Collaboration Agreement between Incyte Pharmaceuticals, Inc. and Affymetrix, Inc. made as of November 11, 1996
10.28(16)*	Supply Agreement among F. Hoffmann-La Roche Ltd., Hoffmann La-Roche Inc., Syntex (U.S.A.) Inc. and Affymetrix, Inc. effective as of August 15, 1997
10.29(17)*	Sales Representation Agreement between Affymetrix, Inc. and Amersham Pharmacia Biotech, Ltd. dated November 28, 1997
10.30(17)*	License Agreement between Affymetrix, Inc. and Molecular Dynamics, Inc. dated November 28, 1997
10.31(18)	Series AA Preferred Stock Purchase Agreement dated March 9, 1998 by and between Affymetrix, Inc. and Glaxo Wellcome Americas, Inc. with exhibits.
10.32(19)*	Agreement between Affymetrix, Inc. and Roche Molecular Systems, Inc. effective as of April 23, 1998
10.33(19)*	Agreement between Affymetrix, Inc. and Enzo Diagnostics, Inc. effective as of April 24, 1998.

10.34(20)*	Consortium Agreement between Beckman Coulter, Inc. and the Company dated July 31, 1998.
10.35(20)*	Letter Agreement between Beckman Coulter, Inc. and the Company dated July 29, 1998
10.36†	1998 Stock Incentive Plan (Incorporated by reference)
10.37†	Form of Officer and Director Indemnification Agreement (Incorporated by reference)
10.38†	Promissory Note between Karen H. Haynes and the Company dated February 26, 1999 (Incorporated by reference)
10.39†	Promissory Note between Stephen P. A. Fodor and the Company dated April 27, 1997 (Incorporated by reference)
10.40†	Promissory Note between Sue Siegel and the Company dated July 9, 1998 (Incorporated by reference)
10.41†	Promissory Note between Rich Rava and the Company dated April 3, 1997 (Incorporated by reference)
10.42(21)	Lease Agreement by and between the Company and Aetna Life Insurance Company dated as of July 30, 1999
10.43(22)	Promissory Note between Sue Siegel and the Company dated July 9, 1999
10.44(23)	Amendment to Lease by and between Affymetrix, Inc. and Harry Locklin dated as of May 12, 1999
10.46(24)	First Addendum to Lease by and between Solar Oakmead Joint Venture and Affymetrix, Inc.
10.47(25)	Amendment No. 1 to the 1996 Nonemployee Directors Stock Option Plan of Affymetrix, Inc.
10.48(26)	Affymetrix, Inc. 2000 Equity Incentive Plan
10.49(27)	Amendment No. 3 to Governance Agreement, dated as of October 18, 2000, by and between Affymetrix, Inc. and Glaxo Wellcome PLC.
10.50(28)	Amended and Restated 1996 Non-Employee Directors Stock Plan.
10.51(29)	Amended and Restated 2000 Equity Incentive Plan.
10.52†	Employment Agreement between Edward M. Hurwitz and the Company dated October 30, 2001
21	List of Subsidiaries
23	Consent of Ernst & Young LLP, Independent Auditors

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

(6)
Incorporated by reference to Exhibit 2.1 of the Registrant's Form 8-K as filed on September 29, 1998 (File No. 000-28218).

(7)
Incorporated by reference to Exhibit 3.3 filed with Registrant's Form 8-K as filed on October 16, 1998 (File No. 000-28218).

(8)
Incorporated by reference to Exhibit 1 of the Registrant's Form 8-A as filed on October 16, 1998 (File No. 000-28218).

(9)
Incorporated by reference to Exhibit 4.2 of the Registrant's Registration Statement on Form S-4 as filed on October 14, 1999 (File No. 333-88987).

(10)
Incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-A/A as filed on March 29, 2000 (File No. 000-28218).

(11)
Incorporated by reference to Exhibit 4.4 of the Registrant's Registration Statement on Form S-3 as filed on May 11, 2000 (File No. 333-36790).

(12)
Incorporated by reference to Exhibit 4.3 of the Registrant's Registration Statement on Form S-3 as filed on May 11, 2000 (File No. 333-36790).

(13)
Incorporated by reference to the same number exhibit filed with Registrant's Registration Statement on Form S-1 (File No. 333-3648), as amended.

(14)
Incorporated by reference to the same number exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (File No. 000-28218).

(15)
Incorporated by reference to the same number exhibit filed with the Company's Report on Form 10-K for the year ended December 31 , 1996 (File No. 000-28218).

(16)
Incorporated by reference to Exhibit 10.1 filed with the Registrant's Registration Statement on Form S-3 (File No. 333-38167).

(17)
Incorporated by reference to the same number exhibit filed with the Registrant's Report on Form 10-K for the year ended December 31, 1997 as filed on March 31, 1998 (File No. 000-28218).

(18)
Incorporated by reference to Exhibit 10 filed with the Company's Current Report on Form 8-K dated March 24, 1998 (File No. 000-28218).

(19)
Incorporated by reference to the same number exhibit filed with Registrant's Form 10-Q as filed on August 14, 1998 (File No. 000-28218).

(20)
Incorporated by reference to the same number exhibit filed with Registrant's Form 10-Q as filed on November 17 , 1998 (File No. 000-28218).

(21)
Incorporated by reference to the same number exhibit filed with Registrant's Form 10-Q as filed on August 16, 1999 (File No. 000-28218).

(22)
Incorporated by reference to Exhibit 10.10 filed with Registrant's Registration Statement on Form S-3 (File No. 333-82685).

(23)
Incorporated by reference to Exhibit 10.11 filed with Registrant's Registration Statement on Form S-3 (File No. 333-82685).

(24)
Incorporated by reference to Exhibit 10.12 filed with Registrant's Registration Statement on Form S-3 (File No. 333-82685).

(25)
Incorporated by reference to Exhibit 10.13 filed with Registrant's Registration Statement on Form S-3 (File No. 333-82685).

(26)
Incorporated by reference to Appendix B of the Registrant's Definitive Proxy Statement on Schedule 14A as filed on May 2, 2000 (File No. 000-28218).

(27)
Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K as filed on October 20, 2000 (File No. 000-28218).

(28)
Incorporated by reference to Exhibit 10.50 of the Registrant's Form 10-Q as filed on May 15, 2001 (File No. 000-28218).

(29)
Incorporated by reference to Exhibit 10.51 of the Registrant's Form 10-Q as filed on August 13, 2001 (File No. 000-28218).

*
Confidential treatment granted

†
Management contract, compensatory plan or arrangement

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK INTEREST RATE RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AFFYMETRIX, INC.
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
AFFYMETRIX, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except per share amounts)
AFFYMETRIX, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts)
AFFYMETRIX, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands, except share amounts)
AFFYMETRIX, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
AFFYMETRIX, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2001
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
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
AFFYMETRIX, INC. Schedule II—Valuation and Qualifying Accounts (in thousands)
SIGNATURES
POWER OF ATTORNEY
INDEX TO EXHIBITS