Form 10-Q
period 2002-03-31
AFFYMETRIX INC
filed 2002-05-15
CIK 913077

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED MARCH 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

COMMON SHARES OUTSTANDING ON APRIL 30, 2002: 58,096,737

AFFYMETRIX, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AFFYMETRIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

(UNAUDITED)

	March 31, 2002	December 31, 2001
		(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$65,084	$58,795
Available-for-sale securities	286,373	310,028
Accounts receivable	40,533	44,812
Inventories	29,330	28,812
Prepaid expenses	2,939	2,937
Other current assets	546	339

Total current assets	424,805	445,723
Net property and equipment	76,966	72,728
Acquired technology rights	17,017	17,636
Goodwill	18,601	18,601
Other intangible assets	1,781	2,062
Notes receivable from employees	1,418	1,404
Other assets	20,888	21,861

	$561,476	$580,015

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$40,583	$53,428
Deferred revenue	19,856	19,577

Total current liabilities	60,439	73,005
Obligation to Beckman Coulter, Inc.	5,000	5,000
Convertible subordinated notes	370,000	370,000
Common stock purchase rights	3,000	3,000
Stockholders' equity:
Common stock	581	580
Additional paid-in-capital	351,610	349,375
Notes receivable from stockholders	(656)	(634)
Deferred stock compensation	(12,766)	(14,873)
Accumulated other comprehensive (loss) income	(837)	5,876
Accumulated deficit	(214,895)	(211,314)

Total stockholders' equity	123,037	129,010

	$561,476	$580,015

Note 1:	The consolidated balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date included in the Company's Form 10-K for the fiscal year ended December 31, 2001.

See accompanying notes.

AFFYMETRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended March 31,
	2002	2001
Revenue:
Product	$57,211	$50,489
Revenue from Perlegen	5,971	—
Research	1,640	1,100
License fees and royalties	3,314	3,298

Total revenue	68,136	54,887

Costs and expenses:
Cost of product revenue	20,694	19,197
Cost of Perlegen revenue	5,971	—
Research and development	16,689	19,343
Selling, general and administrative	23,490	24,544
Stock compensation expense(1)	3,707	3,178
Amortization of purchased intangibles	281	1,573

Total costs and expenses	70,832	67,835

Loss from operations	(2,696)	(12,948)
Interest (expense) income, net	(685)	2,385

Net loss before income taxes	(3,381)	(10,563)
Income tax provision	(200)	(200)

Net loss	$(3,581)	$(10,763)

Basic and diluted net loss per share	$(0.06)	$(0.19)

Shares used in computing basic and diluted net loss per share	57,809	56,995

(1)
For the quarter ended March 31, 2002, $2.1 million of stock compensation is related to research and development derived from the acquisition of Neomorphic, Inc. and $1.6 million is related to selling, general and administration. For the quarter ended March 31, 2001, all of the stock compensation is related to research and development.

See accompanying notes.

AFFYMETRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(3,581)	$(10,763)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,221	3,316
Amortization of intangible assets	900	1,838
Amortization of investment premiums, net	1,024	955
Stock compensation	3,707	3,193
Realized gain on sales of investments	(1,301)	(844)
Amortization of debt offering costs	442	447
Accretion of interest on notes receivable from stockholders	(22)	(37)
Change in operating assets and liabilities:
Accounts receivable	4,279	5,826
Inventories	(518)	(6,337)
Prepaid expenses	(2)	(2,554)
Other current assets	(207)	4
Accounts payable and accrued liabilities	(12,778)	1,857
Deferred revenue	279	1,194
Other assets	517	(608)

Net cash used in operating activities	(2,040)	(2,513)

Cash flows from investing activities:
Purchases of non-marketable equity investments	—	(750)
Capital expenditures	(9,449)	(7,141)
Purchases of available-for-sale securities	(83,003)	(155,659)
Proceeds from the sales or maturities of available-for-sale securities	100,145	177,044

Net cash provided by investing activities	7,693	13,494

Cash flows from financing activities:
Issuance of common stock	636	4,042
Principal payments on capital lease obligations	—	(82)

Net cash provided by financing activities	636	3,960

Net increase in cash and cash equivalents	6,289	14,941
Cash and cash equivalents at beginning of period	58,795	7,263

Cash and cash equivalents at end of period	$65,084	$22,204

See accompanying notes.

AFFYMETRIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2002

(UNAUDITED)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Affymetrix, Inc. ("Affymetrix" or the "Company") and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Certain amounts in 2001 have been reclassified to conform to the 2002 presentation.

        Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

        Historically, the functional currency of Affymetrix' European subsidiaries ("European subsidiaries") was the U.S. dollar. Effective January 1, 2002, the Company changed the functional currency of its European subsidiaries to their respective local currencies due to the European subsidiaries' operations becoming more self-contained and integrated within Europe. As a result, the European subsidiaries' financial statements have been translated into U.S. dollars using the appropriate exchange rates with the resulting translation adjustments recorded directly to accumulated comprehensive loss, a separate component of stockholders' equity. For prior periods, the functional currency translation adjustments that are included in operations have not been material. The operations of Affymetrix' Singapore subsidiary is not significant to the financial statements.

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

Basic and Diluted Net Loss Per Share

        Basic net loss per share is calculated using the weighted average number of shares of common stock outstanding during the period less the weighted-average number of shares of common stock subject to repurchase. Diluted net loss per share gives effect to dilutive stock options and warrants (calculated based on the treasury stock method) and convertible debt (calculated on an as-if-converted method). The calculation of diluted net loss per share excludes shares of potential common stock if their effect is anti-dilutive.

        Shares used in computing basic and diluted net loss per share is as follows (in thousands):

	Three Months Ended March 31,
	2002	2001
Weighted-average shares outstanding	58,034	57,428
Less: Weighted-average shares of common stock subject to repurchase	(225)	(433)

Weighted-averaged shares used in computing basic and diluted net loss per share	57,809	56,995

Recent Accounting Pronouncements

        On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 provides a single accounting model for, and supersedes previous guidance on, accounting and reporting for the impairment/disposal of long-lived assets. SFAS 144 sets new criteria for the classification of assets held-for-sale and changes the reporting of discontinued operations. The adoption of SFAS 144 had no significant impact on the Company's financial statements for the three months ended March 31, 2002.

NOTE 2—CASH, CASH EQUIVALENTS AND AVAILABLE-FOR-SALE SECURITIES

        At March 31, 2002, cash equivalents and available-for-sale securities consisted of U.S. Government obligations, U.S. corporate debt securities and equity securities. The investments are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive loss as a component of stockholders' equity.

NOTE 3—INVENTORIES

        Inventories consist of the following (in thousands):

	March 31, 2002	December 31, 2001
Raw materials	$7,052	$8,942
Work-in-process	2,385	2,733
Finished goods	19,893	17,137

Total	$29,330	$28,812

NOTE 4—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

        Accounts payable and accrued liabilities consist of the following (in thousands):

	March 31, 2002	December 31, 2001
Accounts payable	$10,894	$9,621
Accrued compensation and related liabilities	11,918	11,769
Accrued interest on convertible subordinated notes	1,306	5,794
Accrued sales and use tax	3,800	3,064
Accrued warranties	1,771	955
Accrued legal	2,846	6,293
Accrued royalties	3,685	5,980
Accrued legal settlements	—	5,850
Accrued facilities consolidation costs	2,663	2,064
Other	1,700	2,038

Total	$40,583	$53,428

NOTE 5—COMPREHENSIVE LOSS

        The components of comprehensive loss are as follows (in thousands):

	Three Months Ended March 31,
	2002	2001
Net loss	$(3,581)	$(10,763)
Foreign currency translation adjustment	67	—
Unrealized loss on equity investment	(2,927)	(9,304)
Unrealized (loss) gain on debt securities	(3,853)	3,281

Comprehensive loss.	$(10,294)	$(16,786)

NOTE 6—PERLEGEN SCIENCES, INC.

        In October 2000, Affymetrix formed Perlegen Sciences, initially a wholly owned subsidiary. From Perlegen's inception through March 30, 2001 the operating results of Perlegen were consolidated into Affymetrix' financial statements. Affymetrix contributed to Perlegen certain intellectual property with no cost basis and has rights to use and commercialize certain data generated by Perlegen in the array field. If such data is used, the Company will pay Perlegen royalties based on array sales. No royalties have been paid to date.

        On March 30, 2001, Perlegen completed a private financing with a group of investors raising approximately $100 million, which reduced Affymetrix' ownership position in Perlegen to approximately 53%. Two of these outside investors include trusts of which two of Affymetrix' current directors are trustees. The investments by these trusts represent less than $0.6 million of the total financing for Perlegen. The Company, and certain of its affiliates, including its chief executive officer Stephen P.A. Fodor, has placed a portion of its collective holdings (approximately 8%) into an irrevocable voting trust, relinquishing certain voting rights and, as such, has relinquished control of Perlegen. The trustee, State Street Bank and Trust Company of California, N.A., is required to vote the shares held in the trust on all matters subject to shareholder vote in proportion to the votes of all non-Affymetrix shareholders. The voting trust will remain in place until the Company and its affiliates cease to be the beneficial owners of 45% of the total voting power of all of the voting capital stock of Perlegen. Affymetrix has the right to designate three members of Perlegen's Board of Directors which shall consist of not more than seven members. The Company has appointed two out of three of its designees to the current six member Perlegen Board. Affymetrix' two current designees to Perlegen's Board are also members of Affymetrix' Board of Directors.

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

        Pursuant to a supply agreement with Perlegen, the Company sells whole wafers to Perlegen for use in Perlegen's research and development activities at the Company's fully burdened cost of manufacturing. If Perlegen uses the wafers or arrays supplied by Affymetrix for the benefit of third parties, then Perlegen is obligated to make additional payments for such wafers so that Affymetrix will receive normal commercial margins on these wafers. Revenue and cost of revenue for the three months ended March 31, 2002 was $6.0 million and is reflected in the accompanying condensed consolidated statements of operations. At March 31, 2002, the amounts due from Perlegen were $4.5 million and have been included in accounts receivable in the accompanying condensed consolidated balance sheet. Amounts due from Perlegen are generally payable to Affymetrix on Affymetrix' normal commercial terms. Affymetrix has no obligations to provide funding to Perlegen nor does it guarantee or otherwise have any obligations related to the liabilities or results of operations of Perlegen or its investors.

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which establishes new standards for goodwill and other intangible assets, including the elimination of goodwill amortization, to be replaced with periodic evaluation of goodwill for impairment. The Company adopted SFAS 142 on January 1, 2002 at which time, the Company was required to evaluate its existing goodwill and intangible assets and make any necessary reclassifications in order to comply with the new criteria in SFAS 142. The Company was then required to reassess the useful lives of all intangible assets acquired in purchase business combinations, including those reclassified from goodwill, and made any necessary amortization adjustments by the end of the first interim period after adoption. To the extent that any intangible asset is identified as having an indefinite useful life, SFAS 142 requires the Company to test the intangible asset for impairment and recognize any impairment losses as a cumulative effect of change in accounting principle in the first interim period. After the identification and assessment of intangible assets discussed above, the Company is required, under SFAS 142, to identify reporting units and assign all related assets and liabilities and goodwill to the reporting units. The Company must then complete the two-step transitional goodwill impairment test. The first step, which must be completed within six months of adoption of SFAS 142, requires the Company to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent that a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company is required to complete step two of the transitional goodwill impairment test as soon as possible, but no later than December 31, 2002. Step two requires the Company to compare the implied fair value of the reporting unit to its carrying amount as of January 1, 2002. Any transitional impairment loss will be recognized as a cumulative change in accounting principle in the first interim period. The Company has not yet completed its analysis but currently does not expect any impairment. At March 31, 2002, the Company had goodwill and intangible assets of $37.4 million subject to SFAS 142. The net impact on the full year 2002 statement of operations from the adoption of SFAS 142 is expected to be a reduction in amortization of approximately $5.1 million compared to 2001. The net impact on the first quarter 2002 statement of operations from the adoption of SFAS 142 was a reduction from $1.6 million for the three months ended March 31, 2001 to $0.3 million for the three months ended March 31, 2002.

        The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") as of January 1, 2002. In accordance with SFAS 142, the Company has reclassified $0.8 million of assembled workforce to goodwill to comply with the new criteria and has ceased amortization of goodwill. The following table presents net loss for the periods before the adoption of SFAS 142, adjusted for the impact of SFAS 142:

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
Reported net loss	$(3,581)	$(10,763)
Add back: Goodwill amortization	—	1,184
Add back: Amortization of assembled workforce	—	107

Adjusted net loss	$(3,581)	$(9,472)

Basic and diluted loss per share:
As reported	$(0.06)	$(0.19)
Goodwill amortization	—	0.02
Amortization of assembled workforce	—	0.00

As adjusted net	$(0.06)	$(0.17)

        Also, in accordance with SFAS 142, the Company must complete a review for potential impairment of its goodwill within six months of adoption of the standard. The Company is currently performing this analysis and, at this time, does not expect any impairment.

NOTE 8—LEGAL PROCEEDINGS

Applera Corporation Litigation

        On July 5, 2000, Applera Corporation and related corporate plaintiffs ("Applera") filed a lawsuit in the United States District Court for the District of Delaware alleging that certain Affymetrix products infringe five Applera patents related to reagents that Affymetrix purchases from Applera licensed vendors. Applera served Affymetrix with the complaint on October 16, 2000. On January 30, 2001, Affymetrix filed a motion in the Delaware court to dismiss Applera's claims for lack of subject matter jurisdiction. On January 25, 2001, Affymetrix filed a declaratory judgment action and various state law claims against Applera in the United States District Court for the Southern District of New York seeking, among other things, a declaration that Affymetrix has not infringed any of Applera's subject patents, which lawsuit was stayed by the Court in New York pending the Delaware Court's ruling on the aforementioned motion to dismiss. On September 27, 2001, the District Court for the District of Delaware granted Affymetrix' motion to dismiss for lack of subject matter jurisdiction. On October 3, 2001, the New York Court restored the New York case to active status. Pre-trial discovery is presently proceeding in this action, however, no trial date has been set.

        On April 17, 2002, the New York Court heard oral argument on Applera's motions to bifurcate or dismiss certain of Affymetrix' claims, including claims of breach of contract and antitrust violations by

Applera. In addition, on April 26, 2002, Affymetrix filed a motion seeking a summary judgment that the last to expire of Applera's subject patents had in fact expired as a matter of law in 2001.

        Affymetrix believes that Applera's claims are without merit and that all of Applera's patents subject to this litigation have now expired. However, Affymetrix cannot be sure that it will prevail in these matters. Affymetrix' failure to successfully defend against Applera's allegations could result in a material adverse effect on Affymetrix' business, financial condition and results of operations.

Incyte Genomics/Stanford Litigation

        In December 2001, Affymetrix entered into a Settlement Agreement with Incyte Genomics, Inc. ("Incyte") providing for the comprehensive settlement of the existing patent infringement litigation between the two companies that began in January 1998.

        The two companies have not resolved Incyte's and Stanford University's ("Stanford") complaint of dissatisfaction with decisions of the United States Patent and Trademark Office Board of Patent Appeals and Interferences (USPTO) that is pending in Incyte Pharmaceuticals, Inc. et al. v. Affymetrix, Inc., Case No. C 99-21111 JF (N.D. Cal.). In this case, Incyte and Stanford claim that the USPTO incorrectly found that Incyte and Stanford did not come forward with enough evidence to warrant a full interference proceeding in the USPTO against certain claims of Affymetrix' U.S. Patent No. 5,800,992 and all claims of Affymetrix' U.S. Patent No. 5,744,305 with respect to certain patent claims that Stanford has applied for that are alleged to be exclusively licensed to Incyte. In the interference, Incyte and Stanford had sought a finding that Stanford is entitled to receive patents on subject matter which is covered by some claims of Affymetrix' U.S. Patent No. 5,800,992 and all claims of Affymetrix' U.S. Patent No. 5,744,305. Affymetrix believes that Incyte's and Stanford's complaint is without merit; however, Affymetrix cannot be sure that it will prevail in this case. Affymetrix' failure to successfully defend against Incyte's and Stanford's complaint and any subsequent proceeding in the USPTO could result in a material adverse effect on Affymetrix' business, financial condition and results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Management's Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2002 and for the three month periods ended March 31, 2002 and 2001 should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2001.

        All statements in this quarterly report that do not discuss past results are forward-looking statements. Forward-looking statements are based on management's current expectations and are therefore subject to certain risks and uncertainties, including those discussed under the section titled "Risk Factors" included in this report. Specific uncertainties which could cause our actual results to differ materially from those projected include: uncertainties relating to technological approaches, product development, manufacturing and market acceptance; uncertainties related to cost and pricing of our products; dependence on collaborative partners; uncertainties relating to sole source suppliers; uncertainties relating to FDA and other regulatory approvals; competition; risks relating to intellectual property of others; and uncertainties of patent protection.

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

        We have incurred operating losses each year since our inception, including a loss of approximately $3.6 million during the three months March 31, 2002 and, as of such date, had an accumulated deficit of approximately $214.9 million. Our losses have resulted principally from costs incurred in research and development, manufacturing and from selling, general and administrative costs associated with our operations, including the costs of patent related litigation. These costs have exceeded our revenues and interest income, which to date have been generated principally from product sales, technology access and other license fees, royalties, collaborative research and development agreements, and from interest earned on cash and investment balances. Our ability to generate significant revenues and become profitable is dependent in large part on our ability to expand our customer base, increase sales of our current products to existing customers, manage our expense growth, as well as our ability to enter into additional supply, license and collaborative arrangements and on our ability and that of our collaborative partners to successfully manufacture and commercialize products incorporating our technologies in new applications and in new markets.

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

        Our operating results may also fluctuate significantly depending on other factors. To maintain or gain market acceptance of our products in the face of the introduction of new products by our competitors, we may have to reduce or discount the price of our products resulting in an adverse impact on revenues and gross margins. Other factors that may significantly impact our operating results include: the outcome of ongoing or future litigation; the need for additional royalty bearing licenses; adoption of new technologies; the cost, quality and availability of reagents and components; regulatory actions; and third-party reimbursement policies.

Results of Operations

Three Months Ended March 31, 2002 and 2001

        Product Revenue.    Product sales increased to $57.2 million for the three months ended March 31, 2002, compared to $50.5 million in the three months ended March 31, 2001. The increase primarily resulted from growth in sales of GeneChip® probe arrays partially offset by a decline in our spotted array products. Revenue from sales of instruments decreased to $11.1 million for the three months ended March 31, 2002 compared to $13.9 million for the three months ended March 31, 2001 principally due to the decreased sales of arrayers in the low-density array market.

        Revenue From Perlegen Sciences, Inc.    Perlegen revenue was $6.0 million for the three months ended March 31, 2002. Perlegen was a wholly owned subsidiary of Affymetrix until March 30, 2001. Revenue from Perlegen resulted from the sale of wafers at cost to Perlegen Sciences, Inc., an affiliated party.

        Research Revenue.    Research revenue includes custom probe array design fees, full-time-equivalent ("FTE") support and grant funding. Research revenue increased to $1.6 million for the three months ended March 31, 2002 from $1.1 million for the three months ended March 31, 2001. The increase in research revenue was primarily due to an increase in custom probe array design fees.

        License Fees and Royalty Revenues.    License fees and royalty revenues were unchanged at $3.3 million for the three months ended March 31, 2002 and 2001.

        Cost of Product Revenues and Gross Margins.    Cost of product revenue increased to $20.7 million for the three months ended March 31, 2002, up slightly from $19.2 million for the quarter ended March 31, 2001. The increase in cost of product revenues resulted principally from the unit growth in product sales. Gross margins increased to 63.8% for the three months ended March 31, 2002 compared to 62% for the three months ended March 31, 2001. Principal factors that favorably impacted gross margins included: improved manufacturing yields, improved technologies and processes related to the GeneChip® probe arrays, increased production volumes of probes arrays and favorable changes in product sales mix.

        Research and Development Expenses.    Research and development expenses, which primarily consist of research, product development and manufacturing process improvement, decreased to $16.7 million for the three months ended March 31, 2002 compared to $19.3 million for the three months ended March 31, 2001. The decrease in research and development expenses was primarily attributable to $4.5 million research and development expenses associated with Perlegen that were included in the results of the first quarter of 2001. Excluding costs associated with Perlegen, the increase in research and development costs for the quarter ended March 31, 2002 was primarily due to our continued investment to maintain a long term sustainable competitive advantage and to expand into additional markets.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased to $23.5 million for the three months ended March 31, 2002 compared to $24.5 million for the three months ended March 31, 2001. The decrease in selling, general and administrative expenses was primarily the result of lower legal expenses in the first quarter of 2002.

        Stock Compensation Expense.    We recorded stock compensation expense of $3.7 million during the quarter ended March 31, 2002 compared to $3.2 million during the quarter ended March 31, 2001. Stock compensation expense during 2001 relates principally to the amortization of deferred stock compensation resulting from the acquisition of Neomorphic, Inc. In addition to the amortization of previously recorded deferred stock compensation, for the three months ended March 31, 2002, we also recorded a charge of $1.6 million associated with certain options granted to one of our former officers whose employment status changed effective January 1, 2002. These options are now subject to variable plan accounting and will be periodically revalued over the remaining vesting period based upon the fluctuations in the current market value of our common stock and other assumptions, including the expected future volatility of our stock price.

        Amortization of Goodwill and Purchased Intangibles.    During the three months ended March 31, 2002, we incurred charges of $0.3 million for the amortization of purchased intangibles related to the acquisition of Neomorphic, Inc. compared to $1.6 million for the three months ended March 31, 2001. The decrease is due to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), which is more fully discussed in Note 7 to the condensed consolidated financial statements. The impact of implementing SFAS 142 decreased amortization by $1.3 million resulting from the elimination of goodwill amortization. On an earnings per share basis, the decrease in amortization expense resulted in an improved net loss of two cents per share.

        Interest Expense/Income, Net.    Net interest expense was $0.7 million for the three months ended March 31, 2002 compared to interest income of $2.4 million for the three months ended March 31, 2001. The change from net interest income to net interest expense was the result of both lower investment balances and a lower interest rate environment.

        Income Tax Provision.    The provision for tax of approximately $0.2 million consists of current taxes accrued on the profits attributable to our foreign operations and state taxes for the three months ended March 31, 2002 and 2001. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the historical operating performance and the reported cumulative net losses in all prior years, at March 31, 2002, we provided a full valuation allowance against our net deferred tax assets.

Liquidity and Capital Resources

        We have financed our operations primarily through the sale of equity and debt securities, government grants, collaborative agreements, interest income, product sales and licensing of our technology. Our material future obligations are as follows (in thousands):

	Total	2002	2003-2004	2005-2006	After 2006
Convertible subordinated notes	$370,000	$—	$—	$150,000	$220,000
BCI commitment (See Note 3 to our Consolidated Financial Statements from our Form 10-K for the fiscal year ended December 31, 2001)	5,000	—	—	5,000	—
Operating leases	25,911	4,426	7,780	3,886	9,819

Total contractual obligations	$400,911	$4,426	$7,780	$158,886	$229,819

        As of March 31, 2002, we had cash, cash equivalents and available-for-sale securities of $351.5 million compared to $368.8 million at December 31, 2001. The cash used for operations was primarily to fund our operating losses as well as our working capital requirements.

        Net cash used in operating activities was $2.0 million for the three months ended March 31, 2002, as compared to $2.5 million for the three months ended March 31, 2001. The decrease in net cash used in operating activities was primarily due to a decrease in net loss, an increase in depreciation and amortization, an increase in stock compensation, a decrease in inventories and a decrease in prepaid expenses relative to the three months ended March 31, 2001. This was mostly offset by a decrease in accounts payable and accrued liabilities due to the payment of legal settlements and related expenses and interest on our convertible notes, and to a lesser extent, by a decrease in the amortization of intangible assets, an increase in the realized gain on the sale and maturity of investments and a decrease in accounts receivable relative to the three months ended March 31, 2001.

        Our investing activities, other than purchases, sales and maturities of available-for-sale securities, consisted of capital expenditures, which totaled $9.5 million for the three months ended March 31, 2002, as compared to $7.1 million for the three months ended March 31, 2001. The increase in capital expenditures during the three months ended March 31, 2002 related primarily to investments in enterprise resource planning (ERP) and storage management systems, along with continued expansion in manufacturing and other operating facilities.

        Financing activities for the three months ended March 31, 2002 include net proceeds of $0.6 million from the exercise of stock options compared to higher option exercise activity of $4.0 million for the three months ended March 31, 2001.

        We anticipate that our existing capital resources will enable us to maintain currently planned operations and planned capital expenditures for the foreseeable future. However, this expectation is based on our current operating plan and capital expenditure plan, which are expected to change, and therefore we could require additional funding sooner than anticipated. In addition, we expect our capital requirements will remain substantial and may increase over the next several years as we expand our facilities and acquire scientific equipment to support expanded manufacturing and research and development efforts.

Critical Accounting Policies

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

  Accounting for Goodwill and Intangible Assets

        Our intangible assets are comprised principally of technology rights. We apply judgment in determining the useful lives of our intangible assets and whether such assets are impaired. Factors we consider include the life of the underlying patent, the expected period of benefit from the use of the technology, existence of competing technology and potential obsolescence. To date, we have not experienced any impairment to our intangible assets. See Note 7 to the condensed consolidated financial statements for further discussion of our adoption of SFAS 142 "Goodwill and Other Intangible Assets." In accordance with SFAS 142, we must complete a review for potential impairment of our goodwill within six months of adoption of the standard. We are currently performing this analysis and, at this time, do not expect any impairment.

  Contingencies

        We are subject to legal proceedings principally related to intellectual property matters. Based on the information available at the balance sheet dates, we assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. If losses are probable and reasonably estimable, we will record a reserve in accordance with SFAS 5, "Accounting for Contingencies." Any reserves recorded may change in the future due to new developments in each matter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

        The table below presents the principal amounts and weighted-average interest rates by year of maturity for our investment portfolio subject to interest rate risk:

	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value at March 31, 2002
	(Dollar amounts in thousands)
ASSETS:
Available-for-sale debt securities	$108,763	$184,433	$37,359	$3,500	—	—	$334,055	$340,500
Average interest rate	5.68%	4.90%	4.18%	2.26%	—	—
Loan receivable	—	—	—	—	$4,000	—	$4,000	$4,000
Average interest rate	—	—	—	—	7.5%	—
LIABILITIES:
5% convertible subordinated notes due 2006	—	—	—	—	$150,000	—	$150,000	$130,320
Average interest rate	—	—	—	—	5.0%	—
4.75% convertible subordinated notes due 2007	—	—	—	—	—	$220,000	$220,000	$175,450
Average interest rate	—	—	—	—	—	4.75%

        We are exposed to equity price risks on the marketable portion of equity securities in our portfolio of investments entered into to further our business and strategic objectives. We typically do not attempt to reduce or eliminate our market exposure on these securities. A 10% adverse change in equity prices would result in a decrease of approximately $0.3 million in our available-for-sale securities based on our position at March 31, 2002. However, actual results may differ materially.

        We derive a portion of our revenues in foreign currencies, predominantly in Europe. We also have subsidiaries in Europe and Singapore. Due to the relative volume of transactions from these two sources, we do not believe that we have significant exposure to foreign currency exchange rate risks. We currently do not use derivative financial instruments to mitigate this exposure and will continue to review our foreign currency positions. We may begin hedging certain foreign exchange risks through the use of currency forwards or options in 2002.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

        On April 17, 2002, the New York Court heard oral argument on Applera's motions to bifurcate or dismiss certain of our claims, including claims of breach of contract and antitrust violations by Applera. In addition, on April 26, 2002, we filed a motion seeking a summary judgment that the last to expire of Applera's subject patents had in fact expired as a matter of law in 2001.

        We believe that Applera's claims are without merit and that all of Applera's patents subject to this litigation have now expired. However, we cannot be sure that we will prevail in these matters. Our failure to successfully defend against Applera's allegations could result in a material adverse effect on our business, financial condition and results of operations.

Incyte Genomics/Stanford Litigation

        In December 2001, we entered into a Settlement Agreement with Incyte Genomics, Inc. ("Incyte") providing for the comprehensive settlement of the existing patent infringement litigation between the two companies that began in January 1998.

        The two companies have not resolved Incyte's and Stanford University's ("Stanford") complaint of dissatisfaction with decisions of the United States Patent and Trademark Office Board of Patent Appeals and Interferences (USPTO) that is pending in Incyte Pharmaceuticals, Inc. et al. v. Affymetrix, Inc., Case No. C 99-21111 JF (N.D. Cal.). In this case, Incyte and Stanford claim that the USPTO incorrectly found that Incyte and Stanford did not come forward with enough evidence to warrant a full interference proceeding in the USPTO against certain claims of our U.S. Patent No. 5,800,992 and all claims of our U.S. Patent No. 5,744,305 with respect to certain patent claims that Stanford has applied for that are alleged to be exclusively licensed to Incyte. In the interference, Incyte and Stanford had sought a finding that Stanford is entitled to receive patents on subject matter which is covered by some claims of our U.S. Patent No. 5,800,992 and all claims of our U.S. Patent No. 5,744,305. We believe that Incyte's and Stanford's complaint is without merit; however, we cannot be sure that we will prevail in this case. Our failure to successfully defend against Incyte's and Stanford's complaint and any subsequent proceeding in the USPTO could result in a material adverse effect on our business, financial condition and results of operations.

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

ITEM 5. OTHER INFORMATION

RISK FACTORS

        An investment in our common stock involves a high degree of risk. The reader should carefully consider the risks described below before making an investment decision.

WE HAVE A HISTORY OF OPERATING LOSSES AND MAY INCUR FUTURE LOSSES.

        We have experienced significant operating losses each year since our inception. For example, we experienced net losses of approximately $25.5 million in 1999, $54.0 million in 2000 and $33.1 million in 2001 after an extraordinary gain of $1.7 million related to the repurchase of convertible notes. We had an accumulated deficit of approximately $214.9 million as of March 31, 2002. Our losses have resulted principally from costs incurred in research and development and from general and administrative costs associated with our operations. Historically, these costs have exceeded revenues and interest income, which, to date, have been generated principally from product sales and technology access fees, license fees and royalties, collaborative research and development agreements, government research grants and cash and investment balances.

WE MAY NEVER ACHIEVE SUSTAINED PROFITABILITY.

        We incurred a net loss of $33.1 million for the year ended December 31, 2001 and a net loss of $3.6 million for the quarter ended March 31, 2002 and cannot guarantee future profitability. Among other things, our ability to achieve sustained profitability will depend upon our ability to:

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

        Others may independently develop similar or alternative technologies, duplicate any of our technologies, or design around or invalidate our patented technologies. In addition, we have incurred and may in future periods incur substantial costs in litigation to defend against patent suits brought by third parties and when we initiate such suits. In addition, administrative proceedings such as "interferences," in the United States Patent and Trademark Office could substantially impact the scope of our patent protection as well as result in the expenditure of substantial funds in legal fees.

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

        These cases are pending and consume, and may continue to consume, substantial portions of our financial and managerial resources. A loss of a significant litigation could prevent us from producing our current products or developing new ones and could also result in the payment of significant penalties and royalties, which could make it too costly to produce some or all of our products. See Part II, Item 1. "Legal Proceedings."

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

        As of March 31, 2002, GlaxoSmithKline plc ("Glaxo") and its affiliates beneficially owned approximately 13% of our outstanding common stock. Accordingly, Glaxo may be able to exercise influence over our business and over matters subject to stockholder votes, including votes concerning the election of directors, adoption of amendments to our certificate of incorporation and bylaws and approval of mergers and other significant corporate transactions. Moreover, our stock price may drop if Glaxo or any of its affiliates sells a significant amount of our stock or if investors interpret any sale of our stock by Glaxo or any of its affiliates as a sign of weakness in our business.

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

THE MARKET PRICE OF OUR COMMON STOCK IS EXTREMELY VOLATILE, AND THE VALUE OF OUR COMMON STOCK MAY DECREASE SUDDENLY.

        The market price of our common stock is extremely volatile, and the value of our common stock may be significantly less than the market value of that stock today. To demonstrate the volatility of our stock price, during the twelve-month period ending on March 31, 2002, the volume of our common stock traded on any given day has ranged from 381,200 to 17,659,500 shares, a 4,533% difference. Moreover, during that period, our common stock has traded as low as $14.50 per share and as high as $50.42 per share, a 248% difference. Based on the reported high and low prices, the market price of our common stock has changed as much as $5.81 per share in a single day and its market price has changed more than $5 per share 4 times in a single day during the twelve-month period ending March 31, 2002.

        Furthermore, volatility in the stock price of other companies has often led to securities class action litigation against those companies. Any such securities litigation against us could result in substantial costs and divert management's attention and resources, which could seriously harm our business, financial condition and results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  EXHIBITS:

Exhibit Number	Description of Document
3.1(1)	Restated Certification of Incorporation.
3.2(2)	Bylaws.
3.3(3)	Amendment No. 1 to the Bylaws dated as of April 25, 2001.
4.1(4)	Rights Agreement dated October 15, 1998 between Affymetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent.
4.2(5)	Indenture dated as of September 22, 1999, between Affymetrix, Inc. and The Bank of New York, as Trustee.
4.3(6)	Amendment No. 1 to Rights Agreement, dated as of February 7, 2000, between Affymetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent.
4.4(7)	Indenture, dated as of February 14, 2000 between Affymetrix, Inc. and The Bank of New York, as Trustee.
4.5(8)	Registration Rights Agreement, dated as of February 14, 2000, between Affymetrix, Inc. and certain purchasers listed on the signature page thereto.
10.53†	Letter Agreement dated March 27, 2002 between Ronald D. Verdoorn and Affymetrix, Inc.
10.54†	Amendment No. 1 to the April 11, 1997 Promissory Note by Stephen P.A. Fodor, Ph.D. dated as of April 11, 2002.

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

†
Management contract, compensatory plan or arrangement.

(b)
REPORTS ON FORM 8-K.

  No reports on Form 8-K were filed for the three month period ended March 31, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 15, 2002	AFFYMETRIX, INC
	By:	/s/ GREGORY T. SCHIFFMAN
	Name:	Gregory T. Schiffman
	Title:	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

AFFYMETRIX, INC.

EXHIBIT INDEX
MARCH 31, 2002

Exhibit Number	Description of Document
3.1(1)	Restated Certification of Incorporation.
3.2(2)	Bylaws.
3.3(3)	Amendment No. 1 to the Bylaws dated as of April 25, 2001.
4.1(4)	Rights Agreement dated October 15, 1998 between Affymetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent.
4.2(5)	Indenture dated as of September 22, 1999, between Affymetrix, Inc. and The Bank of New York, as Trustee.
4.3(6)	Amendment No. 1 to Rights Agreement, dated as of February 7, 2000, between Affymetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent.
4.4(7)	Indenture, dated as of February 14, 2000 between Affymetrix, Inc. and The Bank of New York, as Trustee.
4.5(8)	Registration Rights Agreement, dated as of February 14, 2000, between Affymetrix, Inc. and certain purchasers listed on the signature page thereto.
10.53†	Letter Agreement dated March 27, 2002 between Ronald D. Verdoorn and Affymetrix, Inc.
10.54†	Amendment No. 1 to the April 11, 1997 Promissory Note by Stephen P.A. Fodor, Ph.D. dated as of April 11, 2002.

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

(7)
Incorporated by reference to Exhibit 4.4 to the Registrant's registration statement on Form S-3 as filed on May 11, 2000 (File No. 333-36790).

(8)
Incorporated by reference to Exhibit 4.3 filed with Registrant's registration statement on Form S-3 as filed on May 11, 2000 (File No. 333-36790).

†
Management contract, compensatory plan or arrangement.

QuickLinks

TABLE OF CONTENTS
  PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
AFFYMETRIX, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS) (UNAUDITED)
AFFYMETRIX, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)
AFFYMETRIX, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)
AFFYMETRIX, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2002 (UNAUDITED)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
AFFYMETRIX, INC. EXHIBIT INDEX MARCH 31, 2002