Form 10-Q
period 2002-06-30
AFFYMETRIX INC
filed 2002-08-12
CIK 913077

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED JUNE 30, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

COMMON SHARES OUTSTANDING ON JULY 31, 2002: 58,231,784

AFFYMETRIX, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AFFYMETRIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

(UNAUDITED)

	June 30, 2002	December 31, 2001
		(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$134,791	$58,795
Available-for-sale securities	218,732	310,028
Accounts receivable	47,867	44,812
Inventories	29,544	28,812
Prepaid expenses	3,816	2,937
Other current assets	463	339

Total current assets	435,213	445,723
Net property and equipment	75,777	72,728
Acquired technology rights	16,479	17,636
Goodwill	18,601	18,601
Other intangible assets	1,500	2,062
Notes receivable from employees	1,432	1,404
Other assets	21,427	21,861

	$570,429	$580,015

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$46,966	$53,428
Deferred revenue	19,750	19,577

Total current liabilities	66,716	73,005

Obligation to Beckman Coulter, Inc.	5,000	5,000
Convertible subordinated notes	370,000	370,000
Common stock purchase rights	3,000	3,000
Stockholders' equity:
Common stock	582	580
Additional paid-in capital	351,875	349,375
Notes receivable from stockholders	(677)	(634)
Deferred stock compensation	(10,762)	(14,873)
Accumulated other comprehensive income	1,174	5,876
Accumulated deficit	(216,479)	(211,314)

Total stockholders' equity	125,713	129,010

	$570,429	$580,015

Note 1:	The condensed consolidated balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date included in the Company's Form 10-K for the fiscal year ended December 31, 2001.

See accompanying notes.

AFFYMETRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenue:
Product	$58,645	$41,970	$115,856	$92,459
Revenue from Perlegen	5,615	2,865	11,586	2,865
Research	1,396	1,332	3,036	2,432
License fees and royalties	5,010	3,382	8,324	6,680

Total revenue	70,666	49,549	138,802	104,436

Costs and expenses:
Cost of product revenue	21,032	15,743	41,726	34,940
Cost of Perlegen revenue	5,615	2,865	11,586	2,865
Research and development	17,326	16,466	34,015	35,809
Selling, general and administrative	22,995	21,642	46,485	45,655
Amortization of deferred stock compensation(1)	1,934	3,178	5,641	6,356
Amortization of purchased intangibles	281	1,565	562	3,138

Total costs and expenses	69,183	61,459	140,015	128,763

Income (loss) from operations	1,483	(11,910)	(1,213)	(24,327)
Interest and other (expense) income, net	(2,866)	2,803	(3,551)	4,657

Loss before income taxes	(1,383)	(9,107)	(4,764)	(19,670)
Income tax provision	(201)	—	(401)	(200)

Net loss	$(1,584)	$(9,107)	$(5,165)	$(19,870)

Basic and diluted net loss per common share	$(0.03)	$(0.16)	$(0.09)	$(0.35)

Shares used in computing basic and diluted net loss per common share	57,922	57,340	57,869	57,168

(1)
For the quarters ended June 30, 2002 and June 30, 2001 and for the six months ended June 30, 2001, all stock compensation is related to research and development derived from the acquisition of Neomorphic, Inc. For the stock compensation expense recorded in the six months ended June 30, 2002, $4.0 million was related to research and development and $1.6 million was related to selling, general and administration.

See accompanying notes.

AFFYMETRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(5,165)	$(19,870)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,665	6,467
Amortization of intangible assets	1,719	3,409
Amortization of investment premiums, net	1,911	3,053
Stock compensation	5,641	6,371
Non-cash write down of equity investment	3,189	—
Realized loss (gain) on sales of investments	(2,818)	(3,148)
Amortization of debt offering costs	883	895
Accretion of interest on notes receivable from stockholders	(43)	(339)
Changes in operating assets and liabilities:
Accounts receivable	(3,055)	5,897
Inventories	(732)	(13,154)
Prepaid expenses	(879)	(5,255)
Other current assets	(124)	15
Other assets	510	(1,609)
Accounts payable and accrued liabilities	(6,813)	(30,671)
Deferred revenue	173	984

Net cash used in operating activities	5,062	(46,955)

Cash flows from investing activities:
Purchases of non-marketable equity investments	(1,000)	—
Capital expenditures	(13,721)	(18,079)
Purchases of available-for-sale securities	(173,158)	(221,500)
Proceeds from the sales or maturities of available-for-sale securities	257,841	309,178

Net cash provided by (used in) investing activities	69,962	69,599

Cash flows from financing activities:
Issuance of common stock	972	5,758
Principal payments on capital lease obligations	—	(82)
Repayment of notes receivable from stockholders	—	686

Net cash provided by financing activities	972	6,362

Net increase in cash and cash equivalents	75,996	29,006
Cash and cash equivalents at beginning of period	58,795	7,263

Cash and cash equivalents at end of period	$134,791	$36,269

See accompanying notes.

AFFYMETRIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2002

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

        Historically, the functional currency of Affymetrix' European subsidiaries ("European subsidiaries") was the U.S. dollar. Effective January 1, 2002, the Company changed the functional currency of its European subsidiaries to their respective local currencies due to the European subsidiaries' operations becoming more self-contained and integrated within Europe. As a result, the European subsidiaries' financial statements have been translated into U.S. dollars using the appropriate exchange rates with the resulting translation adjustments recorded directly to accumulated comprehensive income, a separate component of stockholders' equity. Prior to 2002, the functional currency translation adjustments that are included in operations have not been material.

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

        The Company also derives revenues from software licenses to end-users. The Company follows Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended. In accordance with the provisions of SOP 97-2 as amended, the Company records revenue from software licenses when a license agreement is signed by both parties, the fee is fixed or determinable, collection of the fee is probable and delivery of the product has occurred, which for certain products follows installation. If an element of the license agreement has not been delivered, revenue for the element is deferred based on vendor-specific objective evidence of fair value. If vendor-specific objective evidence of fair value does not exist, all revenue is deferred until sufficient objective evidence exists or all elements have been delivered. Revenues from maintenance and support are deferred and recognized ratably over the term of the contract.

        Research revenue is comprised of amounts earned from services performed pursuant to commercial collaboration agreements, including custom-mask design fees, as well as government grants. Research revenue is recorded in the period in which the costs are incurred or at the time the mask design is completed and the first lot of chips associated with a particular design are shipped. Payments received related to substantive at-risk milestones are recognized upon the occurrence or completion of the milestone events. Direct costs associated with these contracts and grants are reported as research and development expense.

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

        Shares used in computing basic and diluted net loss per share is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Weighted-average shares outstanding	58,121	57,718	58,077	57,574
Less: Weighted-average shares of common stock subject to repurchase	(199)	(378)	(208)	(406)

Weighted average shares used in computing basic and diluted net loss per share	57,922	57,340	57,869	57,168

Recent Accounting Pronouncements

        On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 provides a single accounting model for, and supersedes previous guidance on, accounting and reporting for the impairment/disposal of long-lived assets. SFAS 144 sets new criteria for the classification of assets held-for-sale and changes the reporting of discontinued operations. The adoption of SFAS 144 had no significant impact on the Company's financial statements for the six months ended June 30, 2002.

NOTE 2—CASH, CASH EQUIVALENTS AND AVAILABLE-FOR-SALE SECURITIES

        At June 30, 2002, cash equivalents and available-for-sale securities consisted of U.S. Government obligations, U.S. corporate debt securities and equity securities. The investments are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income as a component of stockholders' equity.

NOTE 3—INVENTORIES

        Inventories consist of the following (in thousands):

	June 30, 2002	December 31, 2001
Raw materials	$6,102	$8,942
Work-in-process	2,822	2,733
Finished goods	20,620	17,137

Total	$29,544	$28,812

NOTE 4—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

        Accounts payable and accrued liabilities consist of the following (in thousands):

	June 30, 2002	December 31, 2001
Accounts payable	$8,807	$9,621
Accrued compensation and related liabilities	11,867	11,769
Accrued interest on convertible subordinated notes	5,794	5,794
Accrued taxes	3,298	3,064
Accrued warranties	1,848	955
Accrued legal	3,425	6,293
Accrued royalties	7,416	5,980
Accrued legal settlements	—	5,850
Accrued facilities consolidation costs	1,529	2,064
Accrued distribution fees	1,243	—
Other	1,739	2,038

Total	$46,966	$53,428

NOTE 5—COMPREHENSIVE INCOME (LOSS)

        The components of comprehensive loss for the three and six months ended June 30, 2002 and 2001 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net loss	$(1,584)	$(9,107)	$(5,165)	$(19,870)
Foreign currency translation adjustment	(418)	—	(351)	—
Non-cash write down of equity investment due to an other-than-temporary decline in fair value	3,189	—	3,189	—
Unrealized (loss) gain on equity investment	(1,277)	2,917	(4,204)	(6,387)
Unrealized (losses) gains on debt securities	517	(2,326)	(3,336)	955

Comprehensive income (loss)	$427	$(8,516)	$(9,867)	$(25,302)

NOTE 6—PERLEGEN SCIENCES, INC.

        In October 2000, Affymetrix formed Perlegen Sciences, Inc. ("Perlegen"), initially a wholly owned subsidiary. From Perlegen's inception through March 30, 2001 the operating results of Perlegen were consolidated into Affymetrix' financial statements. Affymetrix contributed to Perlegen certain intellectual property with no cost basis and has rights to use and commercialize certain data generated by Perlegen in the array field. If such data is used, the Company will pay Perlegen royalties based on array sales. No royalties have been paid to date.

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

        Pursuant to a supply agreement with Perlegen, the Company sells whole wafers to Perlegen for use in Perlegen's research and development activities at the Company's fully burdened cost of manufacturing. If Perlegen uses the wafers or arrays supplied by Affymetrix for the benefit of third parties, then Perlegen is obligated to make additional payments for such wafers so that Affymetrix will receive normal commercial margins on these wafers. At June 30, 2002, the amounts due from Perlegen were $9.0 million and have been included in accounts receivable in the accompanying condensed consolidated balance sheet. Amounts due from Perlegen are payable to Affymetrix on reasonable commercial terms. Affymetrix has no obligations to provide funding to Perlegen nor does it guarantee or otherwise have any obligations related to the liabilities or results of operations of Perlegen or its investors.

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which establishes new standards for goodwill and other intangible assets, including the elimination of goodwill amortization, to be replaced with periodic evaluation of goodwill for impairment. The Company adopted SFAS 142 on January 1, 2002 at which time, the Company was required to evaluate its existing goodwill and intangible assets and make any necessary reclassifications in order to comply with the new criteria in SFAS 142. The Company then reassessed the useful lives of all intangible assets acquired in purchase business combinations, including those reclassified from goodwill, and made any necessary amortization adjustments by the end of the first interim period after adoption. To the extent that any intangible asset is identified as having an indefinite useful life, SFAS 142 requires the Company to test the intangible asset for impairment and recognize any impairment losses as a cumulative effect of change in accounting principle in the first interim period. After the identification and assessment of intangible assets discussed above, the Company is required, under SFAS 142, to identify reporting units and assign all related assets and liabilities and goodwill to the reporting units. The Company must then complete the two-step transitional goodwill impairment test. The first step, which must be completed within six months of adoption of SFAS 142, requires the Company to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent that a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company is required to complete step two of the transitional goodwill impairment test as soon as possible, but no later than December 31, 2002. Step two requires the Company to compare the implied fair value of the reporting unit to its carrying amount as of January 1, 2002. In accordance with SFAS 142, the Company has completed its review for potential impairment of its goodwill as of January 1, 2002, (the date of adoption) and June 30, 2002, and has concluded there is no impairment of goodwill. At June 30, 2002, the Company had goodwill and intangible assets of $37.4 million subject to SFAS 142. The net impact on the full year 2002 consolidated statement of operations from the adoption of SFAS 142 is expected to be a reduction in amortization of approximately $5.1 million compared to 2001. The net impact on the consolidated statements of operations from the adoption of

SFAS 142 was a reduction of $1.3 million and $2.6 million for the three and six months ended June 30, 2002, respectively, compared to three and six months ended June 30, 2001.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Reported net loss	$(1,584)	$(9,107)	$(5,165)	$(19,870)
Add back: Goodwill amortization	—	1,176	—	2,360
Add back: Amortization of assembled workforce	—	108	—	215

Adjusted net loss	$(1,584)	$(7,823)	$(5,165)	$(17,295)

Basic and diluted loss per share:
As reported	$(0.03)	$(0.16)	$(0.09)	$(0.35)
Goodwill amortization	—	0.02	—	0.04
Amortization of assembled workforce	—	0.00	—	0.00

As adjusted net loss per share	$(0.03)	$(0.14)	$(0.09)	$(0.31)

NOTE 8—LEGAL PROCEEDINGS

Applera Corporation Litigation

        On July 5, 2000, Applera Corporation and related corporate plaintiffs ("Applera"), filed a lawsuit in the United States District Court for the District of Delaware alleging that certain of Affymetrix' products infringe five Applera patents related to processes for making oligonucleotides and reagents that Affymetrix purchases from Applera licensed vendors. Applera served Affymetrix with the complaint on October 16, 2000. On January 30, 2001, Affymetrix filed a motion to dismiss Applera's lawsuit pending in Delaware for lack of subject matter jurisdiction. On January 25, 2001, Affymetrix filed a declaratory judgment action against Applera in the United States District Court for the Southern District of New York seeking, among other things, a declaration that Affymetrix has not infringed any of Applera's subject patents, which lawsuit was stayed by the Court in New York pending the Delaware Court's ruling on the aforementioned motion to dismiss. On September 27, 2001, the District Court for the District of Delaware granted Affymetrix' motion to dismiss for lack of subject matter jurisdiction. On October 3, 2001, the New York Court restored the New York case to active status. Pre-trial discovery is presently proceeding in this action, however, no trial date has been set.

        On April 17, 2002, the New York Court heard oral argument on Applera's motions to bifurcate or dismiss certain of Affymetrix' claims, including claims of breach of contract and antitrust violations by Applera. On May 24, 2002, the Court rejected Applera's motion to dismiss Affymetrix' breach of contract and antitrust claims and agreed to bifurcate and stay discovery on antitrust issues as well as on all damages issues. Following the Court's order, on June 6, 2002, Applera filed its counterclaim in the New York case alleging infringement of four of the five patents originally asserted in the Delaware action. In addition, Affymetrix also has pending a motion seeking a summary judgment that the last to expire of Applera's subject patents had in fact expired as a matter of law in 2001. The parties have requested oral argument on this motion at the earliest opportunity.

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

        The two companies have not resolved Incyte's and Stanford University's ("Stanford") complaint of dissatisfaction with decisions of the United States Patent and Trademark Office Board of Patent Appeals and Interferences (USPTO) that is pending in Incyte Pharmaceuticals, Inc. et al. v. Affymetrix, Inc., Case No. C 99-21111 JF (N.D. Cal.). In this case, Incyte and Stanford claim that the USPTO incorrectly found that Incyte and Stanford did not come forward with enough evidence to warrant a full interference proceeding in the USPTO against certain claims of Affymetrix' U.S. Patent No. 5,800,992 and all claims of Affymetrix' U.S. Patent No. 5,744,305 with respect to certain patent claims that Stanford has applied for that are exclusively licensed to Incyte. In the interference, Incyte and Stanford had sought a finding that Stanford is entitled to receive patents on subject matter which is covered by some claims of Affymetrix' U.S. Patent No. 5,800,992 and all claims of Affymetrix' U.S. Patent No. 5,744,305. Affymetrix believes that Incyte's and Stanford's complaint is without merit; however, Affymetrix cannot be sure that it will prevail in this case. Affymetrix' failure to successfully defend against Incyte's and Stanford's complaint and any subsequent proceeding in the USPTO could result in a material adverse effect on Affymetrix' business, financial condition and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Management's Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2002 and for the three and six month periods ended June 30, 2002 and 2001 should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2001.

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

        We have incurred operating losses each year since our inception, including a loss of approximately $1.6 million during the three months ended June 30, 2002 and, as of such date, had an accumulated deficit of approximately $216 million. Our losses have resulted principally from costs incurred in research and development, manufacturing and from selling, general and administrative costs associated with our operations, including the costs of patent related litigation. These costs have exceeded our revenues and interest income, which to date have been generated principally from product sales, technology access and other license fees, royalties, collaborative research and development agreements, government funded grants and from interest earned on cash and investment balances. Our ability to generate significant revenues and become profitable is dependent in large part on our ability to expand our customer base, increase sales of our products to existing customers, manage our expense growth, as well as our ability to enter into additional supply, license and collaborative arrangements and on our ability and that of our collaborative partners to successfully manufacture and commercialize products incorporating our technologies in new applications and in new markets.

        Our operating results vary and depend on numerous factors. Revenues are principally impacted by the volume and price of product sales; the timing of orders and deliveries of products, design fees, royalties, license fees, and other research revenues under collaborative and licensing agreements.

Expenses are principally impacted by the cost of goods for products, the magnitude and duration of research and development and sales and marketing and general and administrative expenses. General and administrative expenses are particularly subject to variation as a result of fluctuations in the intensity of legal activities associated with our on-going intellectual property litigation.

        Our operating results may also fluctuate significantly depending on other factors. To maintain or gain market acceptance of our products in the face of the introduction of new products by our competitors, we may have to reduce or discount the price of our products resulting in an adverse impact on revenues and gross margins. Other factors that may significantly impact our operating results include: the outcome of ongoing or future litigation; the need for additional royalty bearing licenses; adoption of new technologies; the cost, quality and availability of reagents and components; and regulatory actions.

Results of Operations

Three and Six Months Ended June 30, 2002 and 2001

        Product Revenue.    Product sales increased to $58.6 million and $115.9 million for the three and six months ended June 30, 2002, respectively, compared to $42.0 million and $92.5 millions for the three and six months ended June 30, 2001, respectively. The increase primarily resulted from growth in sales of GeneChip® probe arrays. Revenue from sales of instruments increased to $11.6 million from $8.5 million for the three month periods ended June 30, 2002 and 2001, respectively. Instrument sales comprised mainly of our GeneChip® instrument and related components. For the six months ended June 30, 2002, instrument revenue was $22.7 million compared to $22.4 million for the six months ended June 30, 2001. For the six month period, growth in the GeneChip® instrument platform and related components was partially offset by a decline in our spotting instrument business. Going forward, we do not expect revenue from the spotting business to be a material component of product revenue.

        Revenue From Perlegen Sciences, Inc.    Revenue from the sale of wafers to Perlegen, an affiliated party, was $5.6 million for the three months ended June 30, 2002 compared to $2.9 million for the same period in 2001. The increase during the second quarter compared to 2001 was due to increased sales of wafers to Perlegen. For the six months ended June 30, 2002, revenue from Perlegen was $11.6 million compared to $2.9 million. The increase for the six month period was due to an increased level of wafer sales to Perlegen and the fact that Perlegen was a wholly owned subsidiary of Affymetrix until March 30, 2001 and therefore, its activities in the first quarter of 2001 were consolidated into the financial results of Affymetrix. Going forward, we expect the level of revenue from the sale of wafers to Perlegen to decrease over the next few quarters.

        Research Revenue.    Research revenue includes custom probe array design fees, full-time-equivalent ("FTE") support and grant funding. Research revenue was up slightly to $1.4 million for the three months ended June 30, 2002 from $1.3 million for the three months ended June 30, 2001. For the six months ended June 30, 2002, research revenue was $3.0 million compared to $2.4 million in the same period of 2001. On a quarterly basis, research revenues are expected to remain relatively constant throughout 2002.

        License Fees and Royalty Revenues.    License fees and royalty revenues increased to $5.0 million for the three months ended June 30, 2002, compared to $3.4 million for the three months ended June 30, 2001. The increase in license and royalty revenue was related to the recognition of approximately $1.8 million of deferred revenue related to a long-term contractual arrangement under which we have no further obligations. License and royalty revenue increased to $8.3 million in the six month period ended June 30, 2002 compared to $6.7 million in the same period last year. The increase was primarily related to the accelerated recognition of $1.8 million described above.

        Cost of Product Revenues and Gross Margins.    Cost of product revenue increased to $21.0 million and $41.7 million for the three and six months ended June 30, 2002, respectively, compared to $15.7 million and $34.9 million for the three and six months ended June 30, 2001, respectively. The increase in cost of product revenues resulted principally from growth in product sales. Gross margins on product sales improved to 64.1% for the three months ended June 30, 2002 compared to 62.5% for the three months ended June 30, 2001. For the six months ended June 30, 2002, gross margins were 64.0% compared to 62.2% in the same period of 2001. Principal factors that favorably impacted gross margins in the three and six month periods ended June 30, 2002 compared to 2001 included: favorable changes in product sales mix, increased production volumes of probe arrays and improved manufacturing yields.

        Research and Development Expenses.    Research and development expenses, which primarily consist of research, product development and manufacturing process improvement, increased to $17.3 million for the three months ended June 30, 2002 compared to $16.5 million for the same period last year. The increase for the quarter compared to last year was due to the expansion of our new product development programs and the expansion of our basic research efforts. For the six months ended June 30, 2002, research and development expenses decreased from $35.8 million for the first half of 2001 to $34.0 million in the first half of 2002. The decrease in research and development expenses was primarily attributable to $4.5 million of research and development expenses associated with Perlegen that were included in the results of the first quarter of 2001. Excluding costs associated with Perlegen, the increase in research and development costs for the six months ended June 30, 2002 was primarily due to expanded investments in new product development and basic research.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $23.0 million for the three month period ended June 30, 2002 compared to $21.6 million last year. Selling, general and administrative expenses were $46.5 million and $45.7 for the six month periods ended June 30, 2002 and 2001, respectively. Selling, general and administrative expenses remained relatively flat during the three and six month periods of 2002 and 2001 due to lower levels of legal expense offset by increased investments in the worldwide sales, marketing and technical support infrastructures.

        Stock Compensation Expense.    We recorded stock compensation expense of $1.9 million during the quarter ended June 30, 2002 compared to $3.2 million during the quarter ended June 30, 2001. For the six months ended June 30, 2002 stock compensation expense was $5.6 million compared to $6.4 million in the comparable period of 2001. Stock compensation expense relates principally to the amortization of deferred stock compensation resulting from the acquisition of Neomorphic, Inc.

        Amortization of Purchased Intangibles.    During the three months ended June 30, 2002, we incurred charges of $0.3 million for the amortization of purchased intangibles related to the acquisition of Neomorphic, Inc. compared to $1.6 million for the three months ended June 30, 2001. The decrease is due to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), which is more fully discussed in Note 7 to the condensed consolidated financial statements. For the six months ended June 30, 2002 we recorded amortization of $0.6 million compared to $3.1 million in the comparable period of 2001.

        Interest and Other (Expense) Income, Net.    Interest and other (expense) income, net was a net expense of $2.9 million and $3.6 million for the three and six months ended June 30, 2002, respectively, compared to net income of $2.8 million and $4.7 million for the three and six months ended June 30, 2001. The change from net income to net expense for the three and six month periods ended June 30, 2002 compared to 2001 was the result of two principal factors. First, in the quarter ended June 30, 2002 we recorded a $3.2 million write down related to an other-than-temporary decline in the value of its investment in Orchid Biosciences, Inc. Prior to the write down, the carrying value of this investment was approximately $4.5 million. In addition, we experienced lower returns on our cash and marketable securities portfolio during the three and six month periods ended June 30, 2002 due to the decline in the interest rates compared to the same periods in 2001. This decline was partially offset by favorable currency variances during the second quarter of 2002.

        Income Tax Provision.    The provision for tax was approximately $0.2 million for the three months ended June 30, 2002 and $0.4 million for the six month period ended June 30, 2002 and consists of current taxes accrued on the profits attributable to our foreign operations and state taxes for the three and six month periods ended June 30, 2002. We recorded a tax provision of $200,000 in the first half of 2001. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the historical operating performance and the reported cumulative net losses in all prior years, at June 30, 2002, we provided a full valuation allowance against our net deferred tax assets.

Liquidity and Capital Resources

        We have financed our operations primarily through the sale of equity and debt securities, government grants, collaborative agreements, interest income, product sales and licensing of our technology. Our material future obligations are as follows (in thousands):

	Remainder of
	Total	2002		2003-2004		2005-2006	After 2006
Convertible subordinated notes	$370,000	$		$		$150,000	$220,000
BCI commitment (See Note 3 to our Consolidated Financial Statements from our Form 10-K for the fiscal year ended December 31, 2001)	5,000					5,000
Operating leases	62,540		2,965		12,299	10,775	36,501

Total contractual obligations	$437,540		$2,965		$12,299	$165,775	$256,501

        As of June 30, 2002, we had cash, cash equivalents and available-for-sale securities of $353.5 million compared to $368.8 million at December 31, 2001. The cash used for operations was primarily to fund our operating losses, our working capital requirements and our capital expenditures.

        Net cash generated from operating activities was $5.1 million for the six months ended June 30, 2002, as compared to net cash used from operating activities of $47.0 million for the six months ended June 30, 2001. The improvement in net cash flow from operating activities was due to primarily to decreases in our net loss and our payments related to legal settlements which occurred in the first half of 2001.

        Our investing activities, other than purchases, sales and maturities of available-for-sale securities, consisted of capital expenditures, which totaled $13.7 million for the six months ended June 30, 2002, as compared to $18.1 million for the six months ended June 30, 2001. Capital expenditures during the six months ended June 30, 2002 related primarily to investments in enterprise resource planning (ERP) and storage management systems, along with continued expansion in manufacturing and other operating facilities.

        Financing activities for the six months ended June 30, 2002 included net proceeds of $1.0 million resulting from the exercise of stock options compared to $5.8 million for the six months ended June 30, 2001.

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

        A portion of our sales and accounts receivable are denominated in foreign currencies. We have not historically hedged our foreign currency exposure.

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

  Accounting for Goodwill and Intangible Assets

        Our intangible assets are comprised principally of technology rights. We apply judgment in determining the useful lives of our intangible assets and whether such assets are impaired. Factors we consider include the life of the underlying patent, the expected period of benefit from the use of the technology, existence of competing technology and potential obsolescence. To date, we have not experienced any impairment to our intangible assets. See Note 7 to the condensed consolidated financial statements for further discussion of our adoption of SFAS 142 "Goodwill and Other Intangible Assets." In accordance with SFAS 142, the Company has completed its review for potential impairment of its goodwill as of January 1, 2002, (the date of adoption) and June 30, 2002, and has concluded there is no impairment of goodwill.

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

        The table below presents the principal amounts and weighted-average interest rates by year of maturity for our investment portfolio subject to interest rate risk:

	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value at June 30, 2002
	(Dollar amounts in thousands)
ASSETS:
Available-for-sale debt securities	$186,392	$113,581	$36,996	$6,300	$—	$—	$343,269	$348,349
Average interest rate	2.25%	4.69%	4.42%	2.32%
Loan receivable	$—	$—	$—	$—	$4,000	$—	$4,000	$4,000
Average interest rate					7.5%
LIABILITIES:
5% convertible subordinated notes due 2006	$—	$—	$—	$—	$150,000	$—	$150,000	$132,750
Average interest rate					5.0%
4.75% convertible subordinated notes due 2007	$—	$—	$—	$—	$—	$220,000	$220,000	$182,479
Average interest rate						4.75%

        We are exposed to equity price risks on the marketable portion of equity securities in our portfolio of investments entered into to further our business and strategic objectives. We typically do not attempt to reduce or eliminate our market exposure on these securities. A 10% adverse change in equity prices would result in a decrease of approximately $0.1 million in our available-for-sale securities based on our position at June 30, 2002. However, actual results may differ materially.

        We derive a portion of our revenues in foreign currencies, predominantly in Europe and Japan. We also have subsidiaries in Europe and Singapore. We historically have not used derivative financial instruments to mitigate this exposure. However, we expect to begin hedging certain foreign exchange risks through the use of currency forwards in the second half of 2002.

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

        On April 17, 2002, the New York Court heard oral argument on Applera's motions to bifurcate or dismiss certain of our claims, including claims of breach of contract and antitrust violations by Applera. On May 24, 2002, the Court rejected Applera's motion to dismiss our breach of contract and antitrust claims and agreed to bifurcate and stay discovery on antitrust issues as well as on all damages issues. Following the Court's order, on June 6, 2002, Applera filed its counterclaim in the New York case alleging infringement of four of the five patents originally asserted in the Delaware action. In addition, we also have pending a motion seeking a summary judgment that the last to expire of Applera's subject patents had in fact expired as a matter of law in 2001. The parties have requested oral argument on this motion at the earliest opportunity.

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

Administrative Litigation and Proceedings

        The Company's intellectual property is expected to be subject to significant additional administrative and litigation actions. For example, in Europe and Japan, third parties are expected to oppose significant patents that we own or control. Currently, Multilyte Ltd. and ProtoGene Laboratories, Inc. are parties that have filed oppositions against our EP 0-619-321 Patent in the European Patent Office, and PamGene B. has filed an opposition against our EP 0 728 520. These procedures will result in the patent being either upheld in its entirety, allowed to issue in amended form in designated European countries, or revoked.

        Further, in the United States, we expect that third parties will continue to "copy" the claims of our patents in order to provoke interferences in the United States Patent & Trademark Office. These proceedings could result in our patent protection being significantly modified or reduced, and could result in significant costs and consume substantial managerial resources.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) Date of Meeting

        The Annual Meeting of the Stockholders of Affymetrix, Inc. was held on June 6, 2002.

(b) and (c) Name of Each Director Elected at the Meeting and Description of Each Matter Voted on and Number of Votes Cast

		For	Against	Withheld
1.	To elect directors to serve until the next annual meeting of stockholders or until their successors are elected.
	Stephen P.A. Fodor, Ph.D.	41,856,892	0	4,275,244
	Susan E. Siegel	45,573,829	0	558,307
	Paul Berg, Ph.D.	45,619,340	0	512,796
	John D. Diekman, Ph.D.	45,573,829	0	558,307
	Vernon R. Loucks, Jr.	45,619,340	0	512,796
	David B. Singer	45,573,829	0	558,307
	John A. Young	45,619,340	0	512,796
		For	Against	Withheld
2.	To ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 2002	45,320,238	792,329	19,569

ITEM 5. OTHER INFORMATION

RISK FACTORS

        An investment in our common stock involves a high degree of risk. The reader should carefully consider the risks described below before making an investment decision.

WE HAVE A HISTORY OF OPERATING LOSSES AND MAY INCUR FUTURE LOSSES.

        We have experienced significant operating losses each year since our inception. For example, we experienced net losses of approximately $25.5 million in 1999, $54.0 million in 2000 and $33.1 million in 2001 after an extraordinary gain of $1.7 million related to the repurchase of convertible notes. We had an accumulated deficit of approximately $216.5 million as of June 30, 2002. Our losses have resulted principally from costs incurred in research and development and from general and administrative costs associated with our operations. Historically, these costs have exceeded revenues and interest income, which, to date, have been generated principally from product sales and technology access fees, license fees and royalties, collaborative research and development agreements, government research grants and cash and investment balances.

WE MAY NEVER ACHIEVE SUSTAINED PROFITABILITY.

        We incurred a net loss of $33.1 million for the year ended December 31, 2001 and a net loss of $1.6 million for the quarter ended June 30, 2002 and cannot guarantee future profitability. Among other things, our ability to achieve sustained profitability will depend upon our ability to:

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

PERLEGEN, WITH WHICH WE HAVE A CUSTOMER, INVESTMENT AND TECHNOLOGY RELATIONSHIP, IS A DEVELOPMENT STAGE COMPANY.

        Perlegen operates as an independent company, and its results are not consolidated with those of Affymetrix. There are, however, significant ongoing relationships between the two companies, in the form of our approximate 53% ownership interest, our supply of wafers to Perlegen, and our technology cross-licensing arrangement. Perlegen is a development stage company. There can be no assurance that it will achieve commercial success. In addition, it is likely that Perlegen will require additional funding from outside sources in order to carry out its business plan and continue its operations. We cannot assure the success of Perlegen and we have no obligation to supply such funding nor do we guarantee or otherwise have liability for Perlegen's obligations. There can be no assurance that Perlegen will be able to obtain third party financing on favorable terms, if at all, or that any available funding will be sufficient to fund Perlegen's operations. If Perlegen is unable to obtain sufficient funding and, as a result or otherwise, Perlegen is unable to fulfill its obligations under our wafer supply agreement, we could experience a decline in chip gross margins if our commercial volumes were not sufficient enough to offset any shortfall in volume from Perlegen.

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

        For example, in the first quarter of 2001 we discovered ambiguities in the UniGene U74 database build that was used in the design of the Murine Genome U74 Set of GeneChip® arrays. As a result, we have redesigned these arrays and had discussions with our affected customers to address their individual needs and to offer replacement arrays to these customers. We evaluated the financial impact of providing these replacement arrays and recorded these charges in 2000 and the first quarter of 2001. In addition, due to customer concern over the accuracy of the probe sequences on our arrays, sales of the Murine Genome U74 set of arrays as well as other products were affected. Our inability to timely deliver acceptable products would likely adversely affect our relationship with our customers, and could have a material adverse effect on our business, financial condition and results of operations.

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

THE MARKET PRICE OF OUR COMMON STOCK IS EXTREMELY VOLATILE, AND THE VALUE OF OUR COMMON STOCK MAY DECREASE SUDDENLY.

        The market price of our common stock is extremely volatile, and the value of our common stock may be significantly less than the market value of that stock today. To demonstrate the volatility of our stock price, during the twelve-month period ending on June 30, 2002, the volume of our common stock traded on any given day has ranged from 17,659,500 to 381,200 shares, a 4,533% difference. Moreover, during that period, our common stock has traded as low as $14.50 per share and as high as $39.95 per share, a 176% difference. Based on the reported high and low prices, the market price of our common stock has changed as much as $5.81 per share in a single day and its market price has changed more than $5 per share 3 times in a single day during the twelve-month period ending June 30, 2002.

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

(7)
Incorporated by reference to Exhibit 4.4 to the Registrant's registration statement on Form S-3 as filed on May 11, 2000 (File No. 333-36790).

(8)
Incorporated by reference to Exhibit 4.3 filed with Registrant's registration statement on Form S-3 as filed on May 11, 2000 (File No. 333-36790).

(b)
REPORTS ON FORM 8-K.

  No reports on Form 8-K were filed for the three month period ended June 30, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFYMETRIX, INC.
	By:	/s/ GREGORY T. SCHIFFMAN

	Name:	Gregory T. Schiffman
	Title:	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
August 9, 2002

AFFYMETRIX, INC.

EXHIBIT INDEX
JUNE 30, 2002

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
AFFYMETRIX, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2002 (UNAUDITED)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
SIGNATURES
AFFYMETRIX, INC. EXHIBIT INDEX JUNE 30, 2002