Form 10-Q
period 2002-09-30
AFFYMETRIX INC
filed 2002-11-14
CIK 913077

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE PERIOD ENDED SEPTEMBER 30, 2002
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

COMMON SHARES OUTSTANDING ON OCTOBER 31, 2002: 58,378,954

AFFYMETRIX, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AFFYMETRIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

(UNAUDITED)

	September 30, 2002	December 31, 2001
		(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$158,769	$58,795
Available-for-sale securities	193,879	310,028
Accounts receivable	57,535	44,812
Inventories	27,292	28,812
Prepaid expenses	4,167	2,937
Other current assets	451	339

Total current assets	442,093	445,723
Net property and equipment	72,932	72,728
Acquired technology rights	20,860	17,636
Goodwill	18,601	18,601
Other intangible assets	1,219	2,062
Notes receivable from employees	1,398	1,404
Other assets	21,730	21,861

	$578,833	$580,015

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$51,164	$53,428
Deferred revenue	21,028	19,577

Total current liabilities	72,192	73,005

Obligation to Beckman Coulter, Inc	5,000	5,000
Convertible subordinated notes	370,000	370,000
Common stock purchase rights	3,000	3,000
Stockholders' equity:
Common Stock	583	580
Additional paid-in capital	352,990	349,375
Notes receivable from stockholders	(698)	(634)
Deferred stock compensation	(8,797)	(14,873)
Accumulated other comprehensive income	423	5,876
Accumulated deficit	(215,860)	(211,314)

Total stockholders' equity	128,641	129,010

	$578,833	$580,015

Note 1:	The condensed consolidated balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date included in the Company's Form 10-K for the fiscal year ended December 31, 2001.

See accompanying notes.

AFFYMETRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue:
Product	$62,934	$47,283	$178,790	$139,742
Revenue from Perlegen	4,868	3,063	16,454	5,928
Research	2,560	1,333	5,596	3,765
License fees and royalties	2,411	3,686	10,735	10,366

Total revenue	72,773	55,365	211,575	159,801

Costs and expenses:
Cost of product revenue	22,229	17,437	63,955	52,377
Cost of Perlegen revenue	4,868	3,063	16,454	5,928
Research and development	16,732	16,578	50,747	52,387
Selling, general and administrative	24,929	21,598	71,414	67,253
Amortization of deferred stock compensation (1)	1,966	3,152	7,607	9,508
Amortization of purchased intangibles	282	1,550	844	4,688

Total costs and expenses	71,006	63,378	211,021	192,141

Income (loss) from operations	1,767	(8,013)	554	(32,340)
Interest and other (expense) income, net (2)	(948)	3,208	(4,499)	7,865

Income (loss) before income taxes	819	(4,805)	(3,945)	(24,475)
Income tax provision	(200)	—	(601)	(200)

Net income (loss)	$619	$(4,805)	$(4,546)	$(24,675)

Basic earnings (loss) per common share	$0.01	$(0.08)	$(0.08)	$(0.43)

Diluted earnings (loss) per common share	$0.01	$(0.08)	$(0.08)	$(0.43)

Shares used in computing basic earnings (loss) per common share	58,075	57,511	57,940	57,283

Shares used in computing diluted earnings (loss) per common share	59,539	57,511	57,940	57,283

(1)
For the quarters ended September 30, 2002 and 2001 and for the nine months ended September 30, 2001, all stock compensation expense is related to research and development derived from the acquisition of Neomorphic, Inc. For the stock compensation expense recorded in the nine months ended September 30, 2002, $6.0 million was related to research and development and $1.6 million was related to selling, general and administration.

(2)
For the quarter ended September 30, 2001 and for the nine months ended September 30, 2001, "interest and other (expense) income, net" includes a $1.7 million gain from the repurchase of convertible notes that was reclassified from extraordinary income in accordance with Financial Accounting Standard ("FAS") 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections."

See accompanying notes.

AFFYMETRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(4,546)	$(24,675)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	16,267	11,432
Amortization of intangible assets	2,794	4,688
Gain from repurchase of convertible notes	—	(1,699)
Loss on disposal of equipment	38	—
Amortization of investment premiums, net	1,952	3,408
Stock compensation	7,681	9,508
Non-cash write down of equity investment	4,418	—
Realized loss on sales of investments	(4,336)	(4,742)
Amortization of debt offering costs	1,324	1,338
Accretion of interest on notes receivable from stockholders	(64)	(363)
Changes in operating assets and liabilities:
Accounts receivable	(12,723)	12,500
Inventories	1,520	(13,966)
Prepaid expenses	(1,150)	(1,690)
Other current assets	(112)	9
Other assets	(821)	(1,707)
Accounts payable and accrued liabilities	(2,053)	(38,383)
Deferred revenue	1,451	3,016

Net cash provided by (used in) operating activities	11,640	(41,326)

Cash flows from investing activities:
Purchases of non-marketable equity investments	(1,000)	—
Capital expenditures	(17,234)	(25,894)
Purchases of available-for-sale securities	(328,925)	(289,886)
Proceeds from the sales or maturities of available-for-sale securities	438,735	381,893
Purchases of technology rights	(5,255)	—
Proceeds from sale of technology rights	—	1,600

Net cash provided by investing activities	86,321	67,713

Cash flows from financing activities:
Issuance of common stock	2,013	6,100
Repurchase of convertible notes	—	(3,301)
Principal payments on capital lease obligations	—	(82)
Repayment of notes receivable from stockholders	—	718

Net cash provided by financing activities	2,013	3,435

Net increase in cash and cash equivalents	99,974	29,822
Cash and cash equivalents at beginning of period	58,795	7,263

Cash and cash equivalents at end of period	$158,769	$37,085

See accompanying notes.

AFFYMETRIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002

(UNAUDITED)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements include the accounts of Affymetrix, Inc. ("Affymetrix" or the "Company") and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Certain amounts in 2001 have been reclassified to conform to the 2002 presentation.

        Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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

        License and royalty revenues include amounts earned from third parties licensed under the Company's intellectual property and are recognized when earned under the terms of the related agreements. License revenues are generally recognized upon execution of the agreement unless the Company has continuing performance obligations, in which case the license revenue is recognized ratably over the period of expected performance. Royalty revenues are recognized under the terms of the related agreements generally upon manufacture or shipment of a product by a licensee.

Basic and Diluted Earnings (Loss) Per Share

        Basic earnings (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the period less the weighted-average number of shares of common stock subject to repurchase. Diluted earnings (loss) per share gives effect to dilutive stock options and warrants (calculated based on the treasury stock method) and convertible debt (calculated on an as-if-converted method).

        Shares used in computing basic and diluted earnings (loss) per share are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Weighted-average shares outstanding	58,247	57,834	58,134	57,661
Less: Weighted-average shares of common stock subject to repurchase	(172)	(323)	(194)	(378)

Weighted-average shares used in computing basic earnings (loss) per share	58,075	57,511	57,940	57,283
Weighted-average effect of dilutive securities:
Options	1,436	—	—	—
Warrants	29	—	—	—

Weighted-average shares used in computing diluted earnings (loss) per share	59,540	57,511	57,940	57,283

        The following table sets forth the weighted average potential shares of common stock that are not included in the diluted earnings (loss) per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Weighted-average effect of anti-dilutive securities:
Options	6,103	9,874	7,925	8,491
Warrants	37	66	66	66
Convertible subordinated notes	3,810	3,810	3,810	3,810

Total anti-dilutive securities	9,950	13,750	11,801	12,367

Recent Accounting Pronouncements

        On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 provides a single accounting model for, and supersedes previous guidance on, accounting and reporting for the impairment/disposal of long-lived assets. SFAS 144 sets new criteria for the classification of assets held-for-sale and changes the reporting of discontinued operations. The adoption of SFAS 144 had no significant impact on the Company's consolidated financial statements.

        In April 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," ("SFAS 145") which the Company adopted during the three months ended September 30, 2002. The rescission of FAS 4, "Reporting Gains and Losses from Extinguishment of Debt," automatically defaults issuers to APB 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction," that is to distinguish transactions that are a part of an entity's recurring operations from those that are unusual and infrequent. The Company has concluded that these repurchases are not unusual or infrequent, and therefore are not extraordinary in nature. In accordance with the transition provisions of SFAS 145, the Company has reclassified the gain related to the repurchase of convertible notes to other income instead of an extraordinary gain from repurchase of convertible notes as it was originally reported for the three and nine months ended September 30, 2001, in the accompanying statements of operations.

        In June 2002, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS 146 and Issue 94-3 relates to SFAS 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the FASB in this Statement is that an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. Severance pay under SFAS 146, in many cases, would be recognized over time rather than up front. The FASB decided that if the benefit arrangement requires employees to render future service beyond a "minimum retention period" a liability should be recognized as employees render service over the future service period even if the benefit formula used to calculate an employee's termination benefit is based on length of service. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.

NOTE 2—CASH, CASH EQUIVALENTS AND AVAILABLE-FOR-SALE SECURITIES

        Cash equivalents and available-for-sale securities consist of U.S. Government obligations, U.S. corporate debt securities and equity securities. The investments are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income as a component of stockholders' equity.

NOTE 3—INVENTORIES

        Inventories consist of the following (in thousands):

	September 30, 2002	December 31, 2001
Raw materials	$5,201	$8,942
Work-in-process	3,393	2,733
Finished goods	18,698	17,137

Total	$27,292	$28,812

NOTE 4—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

        Accounts payable and accrued liabilities consist of the following (in thousands):

	September 30, 2002	December 31, 2001
Accounts payable	$9,516	$9,621
Accrued compensation and related liabilities	16,196	11,769
Accrued interest on convertible subordinated notes	1,306	5,794
Accrued taxes	4,493	3,064
Accrued warranties	1,838	955
Accrued legal	2,349	6,293
Accrued royalties	11,321	5,980
Accrued legal settlements	—	5,850
Accrued facilities consolidation costs	1,062	2,064
Accrued distribution fees	1,393	—
Other	1,690	2,038

Total	$51,164	$53,428

NOTE 5—COMPREHENSIVE INCOME (LOSS)

        The components of comprehensive loss for the three and nine months ended September 30, 2002 and 2001 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net income (loss)	$619	$(4,805)	$(4,546)	$(24,675)
Foreign currency translation adjustment, net of tax	(160)	—	(511)	—
Non-cash write down of equity investment due to an other-than-temporary decline in fair value	607	—	3,796	—
Unrealized losses on equity investments	(607)	(5,492)	(4,811)	(11,881)
Unrealized (losses) gains on debt securities	(591)	2,828	(3,927)	3,785

Comprehensive loss	$(132)	$(7,469)	$(9,999)	$(32,771)

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

        On March 30, 2001, Perlegen completed a private financing with a group of investors raising approximately $100 million, which reduced Affymetrix' ownership position in Perlegen to approximately 53%. Two of these outside investors include trusts of which two of Affymetrix' current directors are trustees. The investments by these trusts represent less than $0.6 million of the total financing for Perlegen. The Company, and certain of its affiliates, including its chairman and chief executive officer Stephen P.A. Fodor, has placed a portion of its collective holdings (approximately 8%) into an irrevocable voting trust, relinquishing certain voting rights and, as such, has relinquished control of Perlegen. The trustee, State Street Bank and Trust Company of California, N.A., is required to vote the shares held in the trust on all matters subject to shareholder vote in proportion to the votes of all non-Affymetrix shareholders. The voting trust will remain in place until the Company and its affiliates cease to be the beneficial owners of 45% of the total voting power of all of the voting capital stock of Perlegen. Affymetrix has the right to designate three members of Perlegen's Board of Directors which shall consist of not more than seven members. The Company has appointed two out of three of its designees to the current six member Perlegen Board. Affymetrix' two current designees to Perlegen's Board, including Stephen P.A. Fodor, who serves as chairman of the Perlegen Board, are also members of Affymetrix' Board of Directors.

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

        Pursuant to a supply agreement with Perlegen, the Company sells whole wafers to Perlegen for use in Perlegen's research and development activities at the Company's fully burdened cost of manufacturing. If Perlegen uses the wafers or arrays supplied by Affymetrix for the benefit of third parties, then Perlegen is obligated to make additional payments for such wafers so that Affymetrix will receive normal commercial margins on these wafers. At September 30, 2002, the amounts due from Perlegen were $7.4 million and have been included in accounts receivable in the accompanying condensed consolidated balance sheet. Amounts due from Perlegen are payable to Affymetrix on reasonable commercial terms.

        Perlegen is currently seeking to arrange further financing from multiple sources including Affymetrix, other Perlegen stockholders and new investors. Affymetrix is considering whether and to what extent it might participate in such a financing. Affymetrix has no obligation to supply such financing nor does it guarantee or otherwise have liability for Perlegen's obligations. The market for private financing is currently very difficult. There can be no assurance that Perlegen will be able to obtain financing on favorable terms, if at all, or that any available funding will be sufficient to fund Perlegen's operations. If Perlegen were unable to obtain sufficient funding and were required to curtail or suspend operations, negative consequences to Affymetrix could include (i) reduction in the underlying value of its holdings in Perlegen (Affymetrix currently accounts for its interest in Perlegen on a zero basis in its financial statements), (ii) inability to collect accounts receivable ($7.4 million at September 30, 2002) arising under its wafer supply arrangement, and (iii) a decline in gross product margins if Affymetrix' commercial volumes were not sufficient enough to offset any shortfall in volume from Perlegen.

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS

        On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). In accordance with SFAS 142, the Company has reclassified $0.8 million of assembled workforce to goodwill and has ceased amortization of goodwill. The Company also has completed its review for potential impairment of its goodwill as of June 30, 2002, and had concluded there was no impairment of goodwill. All remaining and future acquired goodwill will be subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach.

        At September 30, 2002, the Company had goodwill of $18.6 million, other intangible assets of $1.2 million, and acquired technology rights of $20.9 million subject to SFAS 142. The net impact on the consolidated statements of operations from the adoption of SFAS 142 was a reduction in amortization expense of $1.3 million and $3.9 million for the three and nine months ended September 30, 2002, respectively, compared to the three and nine months ended September 30, 2001.

        The following table presents net loss for the periods before the adoption of SFAS 142, adjusted for the impact of SFAS 142 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Reported net income (loss)	$619	$(4,805)	$(4,546)	$(24,675)
Add back: Goodwill amortization	—	1,162	—	3,522
Add back: Amortization of assembled workforce	—	108	—	323

Adjusted net income (loss)	$619	$(3,535)	$(4,546)	$(20,830)

Basic earnings (loss) per share:
As reported	$0.01	$(0.08)	$(0.08)	$(0.43)
Goodwill amortization	—	0.02	—	0.06
Amortization of assembled workforce	—	0.00	—	0.01

As adjusted basic earnings (loss) per share	$0.01	$(0.06)	$(0.08)	$(0.36)

Diluted earnings (loss) per share:
As reported	$0.01	$(0.08)	$(0.08)	$(0.43)
Goodwill amortization	—	0.02	—	0.06
Amortization of assembled workforce	—	0.00	—	0.01

As adjusted diluted earnings (loss) per share	$0.01	$(0.06)	$(0.08)	$(0.36)

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

        On April 17, 2002, the New York Court heard oral argument on Applera's motions to bifurcate or dismiss certain of Affymetrix' claims, including claims of breach of contract and antitrust violations by Applera. On May 24, 2002, the Court rejected Applera's motion to dismiss Affymetrix' breach of contract and antitrust claims and agreed to bifurcate and stay discovery on antitrust issues as well as on all damages issues. Following the Court's order, on June 6, 2002, Applera filed its counterclaim in the New York case alleging infringement of four of the five patents originally asserted in the Delaware action. In addition, Affymetrix also has pending a motion seeking a summary judgment that the last to expire of Applera's subject patents had in fact expired as a matter of law in 2001. The Court heard oral argument on this motion on October 22, 2002. Discovery in the case is ongoing. No trial date has yet been set.

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

NOTE 9—STOCK OPTION EXCHANGE OFFERING

        On March 7, 2002, the Company filed a Schedule Tender Offer, as subsequently amended on April 4, 2002, with the Securities and Exchange Commission relating to an offer (the "Offer") to current employees (excluding officers as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) of the Company or its wholly owned subsidiaries, to exchange all of the options outstanding under the Affymetrix, Inc. Amended and Restated 1993 Stock Plan, Affymetrix, Inc. 1998 Stock Incentive Plan, Affymetrix/Genetic MicroSystems 1998 Stock Option Plan, Affymetrix/Neomorphic 1998 Stock Option Plan, and Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan (collectively, the "Plans") to purchase shares of the Company's common stock ("Common Stock"), for new options (the "New Options") to purchase shares of the Common Stock to be granted under the Plans, upon the terms and subject to the conditions described in an Offer to Exchange and related Letter of Transmittal. Following the expiration of the Offer on April 12, 2002, the Company accepted for exchange options to purchase 2,263,301 shares of its common stock (the "Tendered Options"), representing approximately 27.4% of the 8,269,774 options that were eligible to be tendered in the Offer. After a period of more than six months and a day from the expiration date of the Offer, on October 16, 2002 the Company granted New Options to purchase an aggregate of 1,318,077 shares of its common stock in exchange for the Tendered Options. The New Options were granted with exercise prices equal to $23.185 which was the fair value of the Company's common stock on October 16, 2002.

        The number of shares of common stock subject to the New Options was equal to the number of shares of common stock subject to the Tendered Options that were accepted for exchange and canceled in accordance with the following exchange ratios:

Exercise Price of Option Tendered	Exchange Ratio
$44.99 or less	1 for 1
$45.00-$59.99	0.67 for 1
$60.00-$99.99	0.50 for 1
$100.00 or more	0.33 for 1

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Management's Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2002 and for the three and nine month periods ended September 30, 2002 and 2001 should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2001.

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

Overview

        We have developed and intend to establish our GeneChip® system and related microarray technology as the platform of choice for acquiring, analyzing and managing complex genetic information. Our integrated GeneChip® platform consists of disposable DNA probe arrays containing gene sequences on a chip, certain reagents for use with the probe arrays, a scanner and other instruments to process the probe arrays, and software to analyze and manage genetic information from the probe arrays. Our related microarray technology includes instrumentation, software and licenses for fabricating, scanning and collecting and analyzing results from low density microarrays. We commenced commercial sales of the GeneChip® system for research use in April 1996 and currently sell our products directly to pharmaceutical, biotechnology, agrochemical, diagnostics and consumer products companies as well as academic research centers, private foundations and clinical reference laboratories in the United States and Europe. We also sell some of our products through authorized distributors, principally in the Asia Pacific region.

        We have incurred operating losses each year since our inception, including a loss of approximately $33.1 million for the year ended December 31, 2001. For the three months ended September 30, 2002, we reported a net income of $0.6 million. For the nine months ended September 30, 2002, we reported a net loss of $4.6 million and, as of such date, had an accumulated deficit of approximately $216 million. Our expenses are principally from costs incurred in research and development, manufacturing and from selling, general and administrative costs associated with our operations, including the costs of patent related litigation, and interest expense on our convertible bonds. These costs have generally exceeded our revenues and interest income, which to date have been generated principally from product sales, technology access and other license fees, royalties, collaborative research and development agreements, government funded grants and from interest earned on cash and investment balances. Our ability to generate significant revenues and sustain our profitability is dependent in large part on our ability to expand our customer base, increase sales of our products to existing customers, manage our expense growth, as well as our ability to enter into additional supply, license and collaborative arrangements and on our ability and that of our collaborative partners to successfully manufacture and commercialize products incorporating our technologies in new applications and in new markets.

        Our operating results vary and depend on numerous factors. Revenues are principally impacted by the volume and price of product sales; the timing of orders and deliveries of products, design fees, royalties, license fees, and other research revenues under collaborative and licensing agreements. Expenses are principally impacted by the cost of goods for products, the magnitude and duration of research and development and sales and marketing and general and administrative expenses. General and administrative expenses are particularly subject to variation as a result of fluctuations in the intensity of legal activities associated with our intellectual property litigation.

        Our operating results may also fluctuate significantly depending on other factors. To maintain or gain market acceptance of our products in the face of the introduction of new products by our competitors, we may have to reduce or discount the price of our products resulting in an adverse impact on revenues and gross margins. Other factors that may significantly impact our operating results include: the outcome of ongoing or future litigation; the need for additional royalty bearing licenses; adoption of new technologies; the cost, quality and availability of reagents and components.

Results of Operations

Three and Nine Months Ended September 30, 2002 and 2001

        Product Revenue.    Product sales increased to $62.9 million and $178.8 million for the three and nine months ended September 30, 2002, respectively, compared to $47.3 million and $139.7 million for the three and nine months ended September 30, 2001, respectively. The increase primarily resulted from growth in unit sales and an increase in the average sales price of our GeneChip® probe arrays and related supplies and growth in unit sales of our GeneChip® instrument platform. Revenue from sales of probe arrays and related supplies increased to $38.2 million from $25.1 million for the three months ended September 30, 2002 and 2001, respectively. Revenue from the sale of probe arrays and related supplies increased to $109.3 million from $73.0 million for the nine months ended September 30, 2002 and 2001, respectively. Revenue from sales of instruments increased to $12.7 million from $10.3 million for the three months ended September 30, 2002 and 2001, respectively. Revenue from sales of instruments increased to $35.4 million from $32.7 million for the nine months ended September 30, 2002 and 2001, respectively.

        Revenue From Perlegen Sciences, Inc.    Revenue from the sale of wafers to Perlegen, an affiliated party, was $4.9 million for the three months ended September 30, 2002 compared to $3.1 million in the same period of 2001. The increase was due to increased sales of wafers to Perlegen. Revenue from Perlegen was $16.5 million for the nine months ended September 30, 2002 compared to $5.9 million in the same period of 2001. The increase was due to increased sales of wafers to Perlegen and the fact that Perlegen was a wholly owned subsidiary of Affymetrix until March 30, 2001 and therefore, its activities in the first quarter of 2001 were consolidated into the financial results of Affymetrix. In the future, the Company expects the level of revenue from the sale of wafers to Perlegen to decrease consistent with their contractual obligations.

        Research Revenue.    Research revenue includes custom probe array design fees, full-time-equivalent ("FTE") support for the Company's research collaborations, and grant funding. Research revenue was $2.6 million for the three months ended September 30, 2002 compared to $1.3 million in the same period of 2001. The increase was primarily due to an increase in custom probe array design fees. Research revenue was $5.6 million for the nine months ended September 30, 2002 compared to $3.8 million in the same period of 2001. The increase was primarily due to an increase in custom probe array design fees.

        License Fees and Royalty Revenues.    License fees and royalty revenues were $2.4 million for the three months ended September 30, 2002 compared to $3.7 million in the same period of 2001. The decrease in license and royalty revenue was primarily due the completion of a long-term contractual arrangement, the cancellation of a license agreement, and a decrease in significant new license agreements. License fees and royalty revenues were $10.7 million in the nine month period ended September 30, 2002 compared to $10.4 million in the same period of 2001. Revenues were flat primarily due to the increase in revenue from the recognition of approximately $1.8 million of deferred revenue in the second quarter of 2002 related to the early completion of a long-term contractual arrangement under which we had no further obligations which was offset by the cancellation of a license agreement and a decrease in significant new license agreements.

        Cost of Product Revenues and Gross Margins.    Cost of product revenue increased to $22.2 million and $64.0 million for the three and nine months ended September 30, 2002, respectively, compared to $17.4 million and $52.4 million for the three and nine months ended September 30, 2001, respectively. The increase in cost of product revenues resulted principally from growth in product sales. Gross margins on product sales improved to 64.7% for the three months ended September 30, 2002 compared to 63.1% in the same period of 2001. For the nine months ended September 30, 2002, gross margins were 64.2% compared to 62.5% in the same period of 2001. Principal factors that favorably impacted gross margins in the three and nine month periods ended September 30, 2002 compared to 2001 included: favorable changes in product sales mix, increased production volumes of probe arrays and improved manufacturing yields, which were partially offset by increases in our inventory reserves, and severance costs associated with a reduction in force related to increased manufacturing efficiencies.

        Research and Development Expenses.    Research and development expenses, which primarily consist of research, product development and manufacturing process improvement, were $16.7 million for the three months ended September 30, 2002 compared to $16.6 million in the same period of 2001. Expenses were flat, however, the company has shifted its relative levels of spending in research and development from manufacturing technologies to new product development. Research and development expenses were $50.8 million for the nine months ended September 30, 2002 compared to $52.4 million in the same period of 2001. The decrease in research and development expenses was primarily due to $4.5 million of research and development expenses associated with Perlegen that were included in the results of the first quarter of 2001. Excluding costs associated with Perlegen, research and development costs increased for the nine months ended September 30, 2002. The increase was primarily due to expanded investments in new product development and basic research.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $24.9 million for the three months ended September 30, 2002 compared to $21.6 million in the same period of 2001. Selling, general and administrative expenses were $71.4 million for the nine months ended September 30, 2002 compared to $67.3 million in the same period of 2001. The increase in selling, general and administrative expenses in the three and nine months ended September 30, 2002 was primarily due to an increase in bad debt expense and increased investments in the worldwide sales, marketing, technical support, and administrative infrastructures partially offset by lower levels of litigation expense.

        Stock Compensation Expense.    We recorded stock compensation expense of $2.0 million for the three months ended September 30, 2002 compared to $3.2 million in the same period of 2001. Stock compensation expense was $7.6 million for the nine months ended September 30, 2002 compared to $9.5 million in the same period of 2001. Stock compensation expense relates principally to the amortization of deferred stock compensation resulting from the acquisition of Neomorphic, Inc. which occurred in November 2000.

        Amortization of Purchased Intangibles.    During the three months ended September 30, 2002, we incurred charges of $0.3 million for the amortization of purchased intangibles related to the acquisition of Neomorphic, Inc. compared to $1.6 million in the same period of 2001. Amortization of purchased intangibles was $0.8 million for the nine months ended September 30, 2002 compared to $4.7 million in the same period of 2001. The decrease in the three and nine months ended September 31, 2002 is due to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which is more fully discussed in Note 7 to the condensed consolidated financial statements.

        Interest and Other (Expense) Income, Net.    Interest and other (expense) income, net was a net expense of $1.0 million and $4.5 million for the three and nine months ended September 30, 2002, respectively, compared to net income of $3.2 million and $7.9 million for the three and nine months ended September 30, 2001, respectively. The change from net income to net expense for the three and nine months ended September 30, 2002, compared to 2001 was the result of three principal factors. First, in the three and nine months ended September 30, 2002, we recorded a $3.8 million write down related to an other-than-temporary decline in the value of our investment in Orchid Biosciences, Inc. Second, in the three and nine months ended September 30, 2002, we experienced lower returns on our cash and marketable securities portfolio. This decline in returns was partially offset by favorable currency variances during the second and third quarters of 2002. Third, in the three and nine months ended September 30, 2001, we recorded a $1.7 million gain from the repurchase of convertible notes. This amount was previously classified as an extraordinary gain but was reclassified to other income, which is more fully discussed in Note 1 to the condensed consolidated financial statements.

        Income Tax Provision.    The provision for tax was approximately $0.2 million for the three months ended September 30, 2002 and $0.6 million for the nine months ended September 30, 2002. No provision for tax was recorded for the three months ended September 30, 2001, however, the provision for tax was $0.2 million for the nine months ended September 30, 2001. For the three and nine months ended September 30, 2002, the provision consists of current taxes accrued on the profits attributable to our foreign operations and state taxes. For the nine months ended September 30, 2001, the provision consists of current taxes accrued on the profits attributable to our foreign operations. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the historical operating performance and the reported cumulative net losses in all prior years, at September 30, 2002, we provided a full valuation allowance against our net deferred tax assets.

Liquidity and Capital Resources

        We have financed our operations primarily through the sale of equity and debt securities, government grants, collaborative agreements, interest income, product sales and licensing of our technology. Our material future obligations are as follows (in thousands):

	Total	Remainder of 2002	2003-2004	2005-2006	After 2006
Convertible subordinated notes	$370,000	$—	$—	$150,000	$220,000
BCI commitment (See Note 3 to our Consolidated Financial Statements from our Form 10-K for the fiscal year ended December 31, 2001)	5,000	—	—	5,000	—
Operating leases	62,800	1,661	13,550	10,956	36,633

Total contractual obligations	$437,800	$1,661	$13,550	$165,956	$256,633

        As of September 30, 2002, we had cash, cash equivalents and available-for-sale securities of $352.7 million compared to $368.8 million at December 31, 2001.

        Net cash generated from operating activities was $11.6 million for the nine months ended September 30, 2002, as compared to net cash used in operating activities of $41.3 million for the nine months ended September 30, 2001. The improvement in net cash flow from operating activities was primarily due to the decrease in our net loss and reduction of our payments related to legal settlements which occurred in the first half of 2001.

        Our investing activities, other than purchases, sales and maturities of available-for-sale securities, consisted of capital expenditures and the purchase of technology rights of $17.2 million and $5.3 million, respectively, for the nine months ended September 30, 2002, as compared to capital expenditures of $25.9 million and proceeds from the sale of technology rights of $1.6 million for the nine months ended September 30, 2001. Capital expenditures during the nine months ended September 30, 2002 related primarily to investments in enterprise resource planning (ERP) and storage management systems, along with continued expansion in manufacturing and other operating facilities. The purchase of technology rights during the nine months ended September 30, 2002 related primarily to the expansion of an existing patent license arrangement.

        Financing activities for the nine months ended September 30, 2002 included net proceeds of $2.0 million resulting from the exercise of stock options compared to $6.1 million for the nine months ended September 30, 2001.

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

Revenue Recognition

        Revenue on product sales is recognized when all the following elements are present; persuasive evidence of an arrangement exists, the price is fixed and final, delivery has occurred and there is a reasonable assurance of collection of the sales proceeds. We obtain written purchase authorizations from our customers for a specified amount of product at a specified price and consider delivery to have occurred for most of our products at the time of shipment. We make estimates of warranty costs and of allowances for doubtful accounts based on historical experience, individual customer financial viability, and age of individual receivables.

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

        License and royalty revenues include amounts earned from third parties licensed under our intellectual property. License revenues are recognized when earned under the terms of the related agreements, generally upon execution of the agreement unless we have continuing performance obligations, in which case the license revenue is recognized ratably over the period of expected performance. Royalty revenues are recognized under the terms of the related agreements generally upon manufacture or shipment of a product by a licensee.

        A portion of our sales and accounts receivable are denominated in foreign currencies. We have not historically hedged our foreign currency exposure.

Equity Accounting

        We account for our 53% ownership interest in Perlegen on the equity method as we have determined that we do not control its operations. Factors we considered in determining our level of control in Perlegen include the fact that we and certain of our affiliates have put approximately 8% of our voting rights into an irrevocable voting trust which is required to vote in proportion to the votes of the other shareholders, we have no ability to terminate or modify the trust unilaterally, we have the right to appoint only three out of seven seats on Perlegen's board and we have no commitment to provide additional funding to Perlegen. See Note 6 to the condensed consolidated financial statements for further discussion of the Company's accounting related to Perlegen.

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

Contingencies

        We are subject to legal proceedings principally related to intellectual property matters. Based on the information available at the balance sheet dates, we assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. If losses are probable and reasonably estimable, we will record a reserve in accordance with SFAS 5, "Accounting for Contingencies." Any reserves recorded may change in future periods due to new developments in each matter.

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

        The table below presents the principal amounts and weighted-average interest rates by year of maturity for our investment portfolio subject to interest rate risk:

	2002	2003	2004	2005		2006	Thereafter	Total	Fair Value at September 30, 2002
	(Dollar amounts in thousands)
ASSETS:
Available-for-sale debt securities	$174,813	$47,388	$109,406	$		$—	$—	$331,607	$333,307
Average interest rate	1.99%	4.21%	3.74%		—	—	—
Loan receivable	$—	$—	$—		$—	$4,000	$—	$4,000	$4,000
Average interest rate	—	—	—		—	7.5%	—
LIABILITIES:
5% convertible subordinated notes due 2006	$—	$—	$—		$—	$150,000	$—	$150,000	$128,625
Average interest rate	—	—	—		—	5.0%	—
4.75% convertible subordinated notes due 2007	$—	$—	$—		$—	$—	$220,000	$220,000	$172,436
Average interest rate	—	—	—		—	—	4.75%

        We derive a portion of our revenues in foreign currencies, predominantly in Europe and Japan. We also have subsidiaries in Europe, Japan and Singapore. To date we have not used derivative financial instruments to mitigate this foreign exchange exposure. However, we expect to begin hedging certain foreign exchange risks through the use of currency forwards and swaps in 2003.

ITEM 4. CONTROLS AND PROCEDURES

        (a)    Evaluation of disclosure controls and procedures.    Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

        (b)    Changes in internal controls.    There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

        On April 17, 2002, the New York Court heard oral argument on Applera's motions to bifurcate or dismiss certain of our claims, including claims of breach of contract and antitrust violations by Applera. On May 24, 2002, the Court rejected Applera's motion to dismiss our breach of contract and antitrust claims and agreed to bifurcate and stay discovery on antitrust issues as well as on all damages issues. Following the Court's order, on June 6, 2002, Applera filed its counterclaim in the New York case alleging infringement of four of the five patents originally asserted in the Delaware action. In addition, we also have pending a motion seeking a summary judgment that the last to expire of Applera's subject patents had in fact expired as a matter of law in 2001. The Court heard oral argument on this motion on October 22, 2002. Discovery in the case is ongoing. No trial date has yet been set.

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

Administrative Litigation and Proceedings

        The Company's intellectual property is expected to be subject to significant additional administrative and litigation actions. For example, in Europe and Japan, third parties are expected to oppose significant patents that we own or control. Currently, Multilyte Ltd. and ProtoGene Laboratories, Inc. are parties that have filed oppositions against our EP 0-619-321 Patent in the European Patent Office, and PamGene B.V. has filed an opposition against our EP 0 728 520. Also, Abbott Laboratories, Applera, Clondiag, Combimatrix and Roche Diagnostics filed oppositions against our EP 0 834 575. These procedures will result in the patent being either upheld in its entirety, allowed to issue in amended form in designated European countries, or revoked.

        Further, in the United States, we expect that third parties will continue to "copy" the claims of our patents in order to provoke interferences in the United States Patent & Trademark Office, and Affymetrix may copy the claims of others. These proceedings could result in our patent protection being significantly modified or reduced, and could result in significant costs and consume substantial managerial resources.

ITEM 5. OTHER INFORMATION

RISK FACTORS

        An investment in our common stock involves a high degree of risk. The reader should carefully consider the risks described below before making an investment decision.

WE HAVE A HISTORY OF OPERATING LOSSES AND MAY INCUR FUTURE LOSSES.

        We have experienced significant operating losses each year since our inception. For example, we experienced net losses of approximately $25.5 million in 1999, $54.0 million in 2000, $33.1 million in 2001 and $4.6 million for the nine months ended September 30, 2002. We had an accumulated deficit of approximately $215.9 million as of September 30, 2002. Our losses have resulted principally from costs incurred in research and development and from general and administrative costs associated with our operations. Historically, these costs have exceeded revenues and interest income, which, to date, have been generated principally from product sales and technology access fees, license fees and royalties, collaborative research and development agreements, government research grants and cash and investment balances.

WE MAY NEVER ACHIEVE SUSTAINED PROFITABILITY.

        We incurred a net loss of $33.1 million for the year ended December 31, 2001, a net loss of $4.6 million for the nine months ended September 30, 2002 and net income of $0.6 million for the three months ended September 30, 2002 and cannot guarantee continued profitability. Among other things, our ability to achieve sustained profitability will depend upon our ability to:

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

PERLEGEN, WITH WHICH WE HAVE A CUSTOMER, INVESTMENT AND TECHNOLOGY RELATIONSHIP, IS A DEVELOPMENT STAGE COMPANY.

        Perlegen operates as an independent company, and its results are not consolidated with those of Affymetrix. There are, however, significant ongoing relationships between the two companies, in the form of our approximate 53% ownership interest, our supply of wafers to Perlegen, and our technology cross-licensing arrangement. Our affiliates also have relationships with Perlegen. Our chairman and chief executive officer, Stephen P.A. Fodor, holds Perlegen common stock and serves as the chairman of the Perlegen Board of Directors. Two of our outside directors serve as trustees of trusts that invested in Perlegen. Another of our directors also serves on the Perlegen Board with Dr. Fodor. Perlegen is a development stage company. There can be no assurance that it will achieve commercial success.

        Perlegen is currently seeking to arrange further financing from multiple sources including Affymetrix, other Perlegen stockholders and new investors. We are considering whether and to what extent we might participate in such a financing. We have no obligation to supply such financing nor do we guarantee or otherwise have liability for Perlegen's obligations. The market for private financing is currently very difficult. There can be no assurance that Perlegen will be able to obtain financing on favorable terms, if at all, or that any available funding will be sufficient to fund Perlegen's operations. If Perlegen were unable to obtain sufficient funding and were required to curtail or suspend operations, negative consequences to Affymetrix could include (i) reduction in the underlying value of our holdings in Perlegen (we currently account for our ownership interest in Perlegen on a zero basis in our financial statements), (ii) inability to collect accounts receivable ($7.4 million at September 30, 2002) arising under our wafer supply arrangement, and (iii) a decline in gross product margins if our commercial volumes were not sufficient enough to offset any shortfall in volume from Perlegen.

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

        Currently, our principal competition comes from existing DNA probe array manufacturers and other technologies that are used to perform many of the same functions for which we market our GeneChip® products. In order to compete against existing and newly developed technologies and maintain pricing and gross margins, we need to successfully demonstrate to current and potential customers that our GeneChip® products provide superior performance and capabilities at an acceptable price. A large number of publicly traded and privately held companies, including Abbott Laboratories, Agilent Technologies, Inc., Applied Biosystems, Axon Instruments, Inc., Amersham

Biosciences, BD Biosciences Clontech, CombiMatrix Corporation, Digital Gene Technologies, Inc., febit ag, Illumina, Inc., Lynx Therapeutics, Inc., Nanogen, Inc., NimbleGen Systems, Inc. and Perkin Elmer, Inc. also are developing or have developed DNA probe based assays or other products and services, some of which may be competitive with our products.

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

        In the clinical genomics field, competition will likely come from established diagnostic companies, companies developing and marketing DNA probe tests for genetic and other diseases and other companies conducting research on new technologies to ascertain and analyze genetic information.

        Established diagnostic companies could compete with us by developing new products. Companies such as Abbott Laboratories, Becton Dickinson, Bayer AG, Celera Diagnostics, Roche Diagnostics, Johnson & Johnson, bioMerieux and Beckman Coulter have the strategic commitment to diagnostics, the financial and other resources to invest in new technologies, substantial intellectual property portfolios, substantial experience in new product development, regulatory expertise, manufacturing capabilities and the distribution channels to deliver products to customers. Established diagnostic companies also have an installed base of instruments in several markets, including clinical and reference laboratories, which are not compatible with the GeneChip® system and could deter acceptance of our products. In addition, these companies have formed alliances with genomics companies which provide them access to genetic information that may be incorporated into their diagnostic tests.

AS WE CONTINUE TO SCALE UP MANUFACTURING OF OUR PRODUCTS, WE MAY ENCOUNTER PROBLEMS DUE TO A RELATIVELY LIMITED MANUFACTURING HISTORY, THE COMPLEXITY OF OUR PRODUCTS AND AMBIGUITIES IN GENETIC SEQUENCE DATABASES UPON WHICH OUR PRODUCTS ARE BASED.

        The GeneChip® system is a complex set of products and includes DNA probe arrays, which are produced in an innovative and complicated manufacturing process. We test only selected probe arrays from each wafer and only selected probes on such probe arrays. Therefore, we rely on internal quality control procedures to verify the correct completion of the manufacturing process. Also, we and our customers rely on the accuracy of genetic sequence information contained in databases upon which our products are based. It is therefore possible that probe arrays that do not meet all of our performance specifications may not be identified before they are shipped. Due to the complexity of these products, we have from time to time experienced technical problems. We have plans to continue to invest substantial resources to ensure the accuracy of the sequence information used to design our probe arrays prior to the commercial release of our products but there can be no assurance that additional technical problems will not occur. We believe our acquisition of Neomorphic, Inc. in 2000 will further enable us to refine and ensure the accuracy of the public domain sequence databases. Despite these efforts, because of the rapidly evolving nature of the public domain sequence databases, sequence errors and ambiguities may not be found prior to the commercial release of a product. The magnitude and importance of these errors depends on multiple and complex factors that we consider in determining appropriate actions to meet customer needs.

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

        Key parts of the GeneChip® product line, such as the scanner, hybridization oven, certain reagent kits and lithographic masks as well as certain raw materials used in the synthesis of probe arrays, are currently available only from a single source or limited sources. We rely on Agilent Technologies to manufacture our scanners and on Enzo Diagnostics, Inc. to manufacture various labeling kits recommended for the processing of samples for use with probe arrays in expression analysis applications. Agilent has publicly announced that it is commercializing its own DNA array technology. There can be no assurance that Agilent's commercial activity will not adversely impact our sales and supply agreements. In addition, Agilent has a life sciences instrumentation business, providing it with an existing sales and support infrastructure. There can be no assurance that Agilent's commercial activities will not adversely impact the market potential for Affymetrix' or other genetic analysis technologies. In addition, components of our manufacturing equipment and certain raw materials used in the synthesis of probe arrays are available from one of only a few suppliers. In the event that supplies from these vendors were delayed or interrupted for any reason, we would not be able to get manufacturing equipment, produce probe arrays, or sell scanners or other components for our GeneChip® product in a timely fashion or in sufficient quantities or under acceptable terms.

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

        Currently, our significant collaborative partners include Agilent Technologies in the making of our scanners, Amersham Biosciences K.K. and Takara Shuzo Co., Ltd. in distributing our products in Japan, Millennium Pharmaceuticals, Inc. in the development of GeneChip® technology applications for use in drug discovery and development, Hyseq, Inc. in the development and commercialization of a DNA sequencing chip, and Roche Molecular Systems and bioMerieux in the development of our diagnostic chip products. Relying on these or other collaborative relationships is risky to our future success because:

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

OUR CURRENT SALES, MARKETING AND TECHNICAL SUPPORT ORGANIZATION MAY LIMIT OUR ABILITY TO SELL OUR PRODUCTS.

        We currently have limited international sales, marketing and technical support services. To assist our sales and support activities, we entered into distribution agreements through certain distributors, principally in the Asia Pacific region. In addition, we also have in place with several third parties a series of distribution agreements covering our spotted array instruments product line that was acquired in the GMS acquisition. These and other third parties on whom we rely for sales, marketing and technical support in parts of Asia may decide to develop and sell competitive products or otherwise become our competitors, which could harm our business. Although we have invested significant other resources to expand our direct sales force and our technical and support staff, we may not be able to establish a sufficiently sized global sales, marketing or technical support organization to sell, market or support our products globally.

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

THE MARKET PRICE OF OUR COMMON STOCK IS EXTREMELY VOLATILE, AND THE VALUE OF OUR COMMON STOCK MAY DECREASE SUDDENLY.

        The market price of our common stock is extremely volatile, and the value of our common stock may be significantly less than the market value of that stock today. To demonstrate the volatility of our stock price, during the twelve-month period ending on September 30, 2002, the volume of our common stock traded on any given day has ranged from 17,659,500 to 453,300 shares, a 3,796% difference. Moreover, during that period, our common stock has traded as low as $13.80 per share and as high as $41.95 per share, a 204% difference. Based on the reported high and low prices, the market price of our common stock has changed as much as $5.81 per share in a single day and its market price has changed more than $5 per share 3 times in a single day during the twelve-month period ending September 30, 2002.

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

(7)
Incorporated by reference to Exhibit 4.4 to the Registrant's registration statement on Form S-3 as filed on May 11, 2000 (File No. 333-36790).

(8)
Incorporated by reference to Exhibit 4.3 filed with Registrant's registration statement on Form S-3 as filed on May 11, 2000 (File No. 333-36790).

(b)
REPORTS ON FORM 8-K.

          No reports on Form 8-K were filed for the three month period ended September 30, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFYMETRIX, INC.

	By:	/s/ GREGORY T. SCHIFFMAN
	Name:	Gregory T. Schiffman
	Title:	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

November 14, 2002

Certification

I, Stephen P.A. Fodor, Ph.D., Chairman and Chief Executive Officer, certify that:

  1.
  I have reviewed this Form 10-Q for the period ended September 30, 2002 of Affymetrix, Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
  a.
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b.
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c.
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
  a.
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b.
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ STEPHEN P.A. FODOR, PH.D. Name: Stephen P.A. Fodor, Ph.D. Title: Chairman and Chief Executive Officer

Certification

I, Gregory T. Schiffman, Chief Financial Officer, certify that:

  1.
  I have reviewed this Form 10-Q for the period ended September 30, 2002 of Affymetrix, Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
  a.
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b.
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c.
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
  a.
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b.
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ GREGORY T. SCHIFFMAN Name: Gregory T. Schiffman Title: Chief Financial Officer

AFFYMETRIX, INC.

EXHIBIT INDEX

SEPTEMBER 30, 2002

Exhibit Number	Description of Document
3.1(1)	Restated Certification of Incorporation.
3.2(2)	Bylaws.
3.3(3)	Amendment No. 1 to the Bylaws dated as of April 25, 2001.
4.1(4)	Rights Agreement dated October 15, 1998 between Affymetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent.
4.2(5)	Indenture dated as of September 22, 1999, between Affymetrix, Inc. and The Bank of New York, as Trustee.
4.3(6)	Amendment No. 1 to Rights Agreement, dated as of February 7, 2000, between Affymetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent.
4.4(7)	Indenture, dated as of February 14, 2000 between Affymetrix, Inc. and The Bank of New York, as Trustee.
4.5(8)	Registration Rights Agreement, dated as of February 14, 2000, between Affymetrix, Inc. and certain purchasers listed on the signature page thereto.

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
  ITEM 1. FINANCIAL STATEMENTS
AFFYMETRIX, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS) (UNAUDITED)
AFFYMETRIX, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)
AFFYMETRIX, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)
AFFYMETRIX, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2002 (UNAUDITED)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
Certification
Certification
AFFYMETRIX, INC. EXHIBIT INDEX SEPTEMBER 30, 2002