Form 10-K
period 2002-12-31
AFFYMETRIX INC
filed 2003-03-31
CIK 913077

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

FOR THE TRANSITION PERIOD FROM                              TO

COMMISSION FILE NUMBER 0-28218

AFFYMETRIX, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	77-0319159 (IRS Employer Identification Number)
3380 CENTRAL EXPRESSWAY SANTA CLARA, CALIFORNIA (Address of principal executive offices)	95051 (Zip Code)

(408) 731-5000

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01

Preferred Stock Purchase Rights

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        The aggregate market value of the registrant's common stock held by non-affiliates of the registrant at June 28, 2002, based on the closing price of such stock on the Nasdaq National Market on such date, was approximately $1,194.5 million.

        The number of shares of the registrant's Common Stock, $.01 par value, outstanding on March 20, 2003, was 58,788,170.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain sections of the Proxy Statement to be filed in connection with the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K Report where indicated.

AFFYMETRIX, INC.
FORM 10-K
DECEMBER 31, 2002

PART I

ITEM 1. BUSINESS

Item 1. Business

Forward-Looking Statements

        All statements in this Annual Report on Form 10-K that are not historical are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act as amended, including statements regarding our "expectations," "beliefs," "hopes," "intentions," "strategies" or the like. Such statements are based on our current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. We caution investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the risk factors discussed in this Annual Report on Form 10-K on page 26. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

Narrative Description of Business

Overview

        We are engaged in the development, manufacture, sale and service of systems for genetic analysis in the life sciences and are recognized as a market leader in creating breakthrough tools that are driving the genomic revolution. Our integrated GeneChip® platform includes disposable DNA probe arrays (chips) consisting of gene sequences set out in an ordered, high density pattern, certain reagents for use with the probe arrays, a scanner and other instruments to process the probe arrays, and software to analyze and manage genomic information from the probe arrays. Related microarray technology offered by us includes instrumentation, software and licenses for fabricating, scanning and collecting and analyzing results from low density microarrays. We commenced our first commercial sale for research use in August 1994, with broader commercial sales beginning in April 1996.

        Our business strategy is to capitalize on our leadership position in the DNA probe array field by applying our GeneChip® technologies to three primary areas: gene expression monitoring, DNA analysis and clinical applications. The clinical applications for GeneChip® technologies for diagnosing and treating disease is an emerging market opportunity in health management that seeks to improve the effectiveness of health care by collecting genetic and RNA expression information on patients at various times from prognosis, through diagnosis and on to the end of therapy. The markets for our products include all aspects of molecular biology research in the life sciences, including basic human disease research, genetic analysis, pharmaceutical drug discovery and development, pharmacogenomics (research relating to how a person's genes affect the body's response to drug treatments), toxicogenomics (research relating to the measurement of gene expression as a predictor of toxicity) and agricultural research. We currently sell our products directly to pharmaceutical, biotechnology, agrichemical, diagnostics and consumer products companies as well as academic research centers, government research laboratories, private foundation laboratories and clinical reference laboratories in North America, Europe and Japan. We also sell our products through life science supply specialists acting as authorized distributors in Europe and the Asia Pacific region.

        We commenced our business and operations in 1991 through Affymax N.V. ("Affymax"), a company organized under the laws of the Netherlands. In March 1992, Affymetrix, Inc. was incorporated in California as a wholly-owned subsidiary of Affymax and we have continued our business and operations as Affymetrix. We completed our initial public offering in June 1996 and in

September 1998 we reincorporated as a Delaware corporation. Our headquarters and principal research and development facilities are located in Santa Clara, California, and we maintain facilities in West Sacramento, California (manufacturing), Sunnyvale, California (marketing and administration), Emeryville, California (bioinformatics and software development), Bedford, Massachusetts (manufacturing and research and development), and sales offices in the United Kingdom, Singapore and Japan.

        In February 2000, we completed the acquisition of Genetic MicroSystems, Inc. ("GMS"), a privately-held DNA instrumentation company specializing in DNA array instrumentation technology. GMS manufactured and marketed exportable instruments for both fabricating and analyzing DNA arrays for use in life science research and development applications. The expertise and technologies we acquired in that transaction enhanced our research and development and manufacturing operations, principally in the area of instrumentation.

        In October 2000, we acquired Neomorphic, Inc. ("Neomorphic"), a privately-held computational genomics company that developed proprietary software algorithms and computing infrastructure to analyze, assemble and annotate genomic and expressed gene sequence data. We are using this acquired computational genomics and bioinformatics expertise to develop new products based on information from the Human Genome Project, as well as from the genomes of model organisms such as mouse, rat, Drosophila (fruit fly) and Arabidopsis (a plant). Additionally, we are developing bioinformatics tools that will enable our customers to perform advanced analysis of data generated using GeneChip® arrays. These capabilities were applied in designing our new GeneChip® Human Genome U-133 array set, which is our first array product designed from the assembled draft of the human genome. We also used this expertise to create and launch the NetAffx™ Analysis Center website, our exclusive online informatics resource designed to bring biological relevance to our customers' GeneChip® results.

        Also in October 2000, we formed Perlegen Sciences, Inc. ("Perlegen") as a wholly-owned subsidiary. In March 2001, we contributed to Perlegen the rights to use certain intellectual property with no cost basis and we have rights to use and commercialize certain data generated by Perlegen in the array field. With access to whole-wafer technology developed by Affymetrix, Perlegen focuses on identifying the millions of genetic variations (known as single nucleotide polymorphisms or "SNPs") among individuals, and finding patterns in those variations that might be predictive of disease susceptibility or drug response. We currently own approximately 43% of the equity interests in Perlegen. For additional information concerning our relationship with Perlegen, including our collaborative relationship with Perlegen and existing relationships between certain of our directors and officers and Perlegen, see the sections of this Form 10-K entitled "Our Collaborative Partners," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 9 of Notes to Consolidated Financial Statements.

Scientific Background and Technology

  Introduction to Genomics and its Opportunity

        The entire genetic content of an organism is known as its "genome." All genomes are composed of either deoxyribonucleic acid (DNA) or ribonucleic acid (RNA). The instructions required for every living cell to develop its characteristic form and function are represented within discrete regions of the DNA or RNA genomes. These regions are called genes. The instructions contained within genes are embodied in the specific sequences of the four nucleotide bases—adenine-A, cytosine-C, guanine-G and thymine-T—(uracil-U replaces T in RNA) that are the chemical building blocks of DNA and RNA. The sequence of these building blocks forms a code which instructs the cell to build a protein, comprising of a string of amino acids, ordered in a way which matches the sequence code of the gene. These proteins are the "hard copy" output of the genetic code and are responsible for the structure, biochemical functions and communication mechanisms of the cell in which they are formed.

        The DNA molecule possesses a chemical structure which consists of a combination of two DNA strands held together by chemical bonds between nucleotide bases on one strand binding to complementary the nucleotide bases on the other strand. Only certain pairs of nucleotide bases can form these complementary bonds: C always pairs with G, and A always pairs with T. Therefore, a single DNA strand containing nucleotide bases in the sequence CGTACGGAT can form a bond only with a DNA strand containing nucleotide bases in the sequence GCATGCCTA. Such paired DNA strands are said to be "complementary" and form a double helix structure in a process called "hybridization." Our GeneChip® technology uses the principle of hybridization to recognize the presence of specific gene sequences and to analyze genetic information.

        Genes are segments of the genome that act as informational blueprints needed by cells. A gene passes along its functional information by making (transcribing) a copy of itself into an RNA molecule. Genes are present in a genome in two forms: those that encode proteins, the molecules that give cells their form and function and those that carry out their functions through RNA transcripts. Genes may span hundreds to hundreds of thousands, or even millions of nucleotide bases since the non-coding regions of a gene (called "introns") and the coding regions of a gene (called "exons") are usually distributed as patches within neighboring genomic sequences that are not translated into proteins or used, or to the extent currently understood, as a functional part of the gene. The number of genes in the human genome is estimated to be between 35,000 and 40,000. The number of non-coding sequences is unknown and is the focus of current research interest.

        Cells carry out their normal biological functions through the genetic instructions encoded in their genes. This genetic process, known as transcription or "gene expression," involves several steps. In the first step, nucleotides in a gene are copied into a related nucleic acid molecule called RNA. Such RNA "transcripts" instruct the cell to produce proteins, which regulate or perform most of the physiological functions of the body. Because the order of nucleotides in each gene is different, each gene directs the production of a different RNA transcript which in turn directs the production of a specific protein. An organism's characteristics are ultimately determined by the genes encoded by its DNA and the interaction of the resulting RNAs and proteins with the environment.

        Increased awareness of the role of genes in regulating the functions of living organisms has generated a worldwide effort to identify and sequence the genomes of many organisms. In the human genome, this effort includes more than three billion nucleotide pairs. In recent years, the effort led by the Human Genome Project and related academic, government and industry research projects resulted in a first near complete draft of the human genome sequence. It is anticipated that many years of additional research will be required to understand the specific function of each gene and its pattern of interaction in normal and diseased conditions. This research, commonly referred to as genomics, is leading to a new healthcare paradigm where disease is understood at the molecular level, allowing patients to be diagnosed according to genetic information and then treated with drugs designed to work on specific molecular targets. Ultimately, in addition to diagnosis and treatment, prevention and cure of disease might also be possible based on genetic information.

        While scientists are learning more and more about the functions of genes and their variability, there is a great deal more to discover. We believe that the efforts of science to understand the complexities of gene expression, the interaction of genes with our environment and the role of genes in disease will continue to provide growth opportunities for our existing gene expression and DNA analysis products, and will create opportunities in the area of clinical applications. Toward this end we have partnered with the National Cancer Institute to assemble the first complete map of the human transcriptome (a catalog of all of the RNA transcripts made by the genome). This ongoing effort has already led to the discovery of many novel coding and non-coding genes which we expect will be a considerable part of the content on our arrays as well as prompting continued development of our sample preparation, array, instrumentation and data analysis technologies.

  Genetic Variability and Disease

        Each cell in an organism contains genetic material that determines and regulates its fate and function. Each cell or group of cells differentiates itself by two major mechanisms. The first includes the regulation of gene expression, mentioned above. The second includes small changes in the DNA sequence itself. Living organisms vary from one another because of these differences in gene sequences which are due to both inheritance from parents with different genetic backgrounds and the introduction of sequence changes due to either the effect of different environmental cues or biological errors in processes like gene replication. Even though in some cases these variations, or polymorphisms, have an undetectable effect on the biology of the organism, they may result in an altered biological response to the environmental factors and thereby lead to disease. By screening for these polymorphisms, researchers seek to identify those that might be implicated in specific pathologies. Sometimes it is not a unique variation, but the combination of these sequence differences that leads to a diseased state. For this reason, researchers look at the patterns of these polymorphisms, also known as haplotypes, in a large number of healthy and affected organisms in order to correlate specific gene polymorphisms with specific diseases.

        The other major mechanism by which the fate and function of cells is regulated is the timing and level of gene expression, which often reflects the interface between genes and the environment. Although most cells contain an organism's full set of genes, each cell expresses only a fraction of this set of genes in different quantities and at different times. The expression of the wrong or defective genes or the overexpression or underexpression of normal genes has been associated with human diseases, as well as with treatment failures in specific patient populations for which new therapies can be developed. By identifying genes that are differentially expressed in particular diseases or patient populations, novel molecular targets and treatments may be identified and validated.

        In order to understand the impact of genomics on health, disease and other aspects of the human condition, scientists must compare both the sequence variation and the gene expression patterns from healthy and diseased individuals, tissues and cells. We believe that our GeneChip® platform not only enables scientists to attain ambitious goals, from identifying genetic variations associated with disease to discovering new drug targets, but also simplifies, accelerates and reduces the cost of understanding this genetic information.

  GeneChip® Probe Array Technology

        Our GeneChip® technology leverages semiconductor based photolithographic fabrication techniques, which enables us to synthesize a large variety of predetermined DNA sequences simultaneously in specific locations on a small glass chip called a "probe array." Photolithography is a technique which uses light to create exposure patterns on the glass chip and induce chemical reactions. The process begins by coating the chip with light-sensitive chemical compounds that prevent chemical coupling. These light-sensitive compounds are called "protecting groups." Lithographic masks, which consist of predetermined transparent patterns etched into a glass plate that either block or transmit light, are used to selectively illuminate the glass surface of the chip. Only those areas exposed to light are deprotected, and thus activated for chemical coupling through removal of the light-sensitive protecting groups. The entire surface is then flooded with a solution containing the first in a series of DNA building blocks (A, C, G or T). Coupling only occurs in those regions that have been deprotected through illumination. The new DNA building block also bears a light-sensitive protecting group so that the cycle can be repeated.

        This process of exposure to light and subsequent chemical coupling can be repeated many times on the same chip in order to generate a complex array of DNA sequences of defined length. The intricate illumination patterns allow us to build high-density arrays of many diverse DNA sequences in a small area. Unlike conventional synthesis techniques, which generally use a linear process to create compounds, our synthesis technique is combinatorial, in that the number of different compounds synthesized grows exponentially with the number of cycles in the synthesis. Currently available commercial arrays contain over 500,000 unique sequences. Each unique sequence is 25 nucleotides in length and is represented millions of times within a specified area of the probe array. Just as in the semiconductor industry, we manufacture probe arrays in a wafer format. Each wafer is approximately five inches square and can contain up to 60 million unique probe sequences based on current technology. These whole wafers have been used by an affiliate of Affymetrix, Perlegen, in its work to resequence multiple samples of the human genome. For our commercial array products, we can manufacture a large number of identical or different DNA probe arrays on a glass wafer, which is then diced into individual chips. Given the large amount of unique sequences represented in our probe arrays, our technology enables the efficient analysis of a multitude of DNA probes to analyze DNA or RNA sequences in a test sample.

        In the semiconductor industry, the principle that information processing capacity of semiconductor chips doubles every 12-18 months based on feature shrink, or increased resolution, is known as Moore's Law. Because we leverage photolithographic manufacturing processes adapted from the semiconductor industry, we have been able to continually "shrink" the size of features, or oligonucleotide probes of a given sequence, on our GeneChip® arrays. For instance, our first commercial GeneChip® products, shipped in 1994, had a feature size of 100 microns and by 2002, we introduced our U133 product with an 18 micron feature size. We have thus been able to continually package more genetic information processing power onto our GeneChip® arrays over the last decade.

        As in the semiconductor industry, we manufacture our chips in wafer format and can vary the number of chips manufactured per wafer. The genetic information processing power of a chip is inversely proportional to the number of chips manufactured per wafer. We have successfully developed chip formats with information content varying from several thousand to approximately 60 million features per chip and respective chips per wafer varying from several thousand to one. We expect that we will continue to benefit from Moore's Law as our technology development activities enable further feature shrink and we believe that the combination of our ability to benefit from Moore's Law and to vary the number of chips per wafer affords our unique manufacture leverage and consequent competitive advantage.

        In recent years, we have seen a shift from "do-it-yourself" (or "spotted") arrays to prefabricated arrays, as customers push for standardization to support comparison of microarray data across different experiments and laboratories. We believe that this trend will continue to have a positive impact on our GeneChip® business.

Products

  Overview

        Our products form an integral part of our GeneChip® system that is designed for use by pharmaceutical, biotechnology, agrichemical, diagnostics and consumer products companies, as well as academic research centers, private government research foundations and clinical reference laboratories. The GeneChip® system consists of several integrated components: disposable probe arrays containing genetic information on a chip, reagents for extracting, amplifying and labeling target nucleic acids, a fluidics station for introducing the test sample to the probe arrays, a hybridization oven for optimizing the binding of samples to the probe arrays, a scanner to read the fluorescent image from the probe arrays, and software to control the instruments and to analyze and manage the resulting genetic information. The function of each single-stranded sequence on the GeneChip® probe array is to bind to its complementary single strand of DNA or RNA from a biological sample. Each unique sequence feature on the GeneChip® probe array contains multiple copies of the same single strand of DNA. The DNA or RNA to be tested is isolated from a sample, such as blood or biopsy tissue, amplified and fluorescently labeled by one of several standard biochemical methods. The labeled test sample is then washed over the probe array, where the now labeled individual DNA sequences that constitute the genetic component of the sample hybridizes to their complementary sequences bound on the array. When scanned by a laser, which is part of the scanner instrument, the test sample generates a fluorescent signal. The locations where a fluorescent signal is detected by an optical detection system on the scanner instrument correspond to sequences complementary to the test sample. Sequence variation, or the quantification of specific sequences of nucleic acids in the sample, can be determined by detecting the relative strength of these signals since the sequence and position of each complementary DNA probe on the probe array is known. The combination of a particular GeneChip® probe array, together with an optimized set of reagents and a user protocol describing how to carry out the procedure, is referred to as an "assay."

        We currently market products for two principal applications: monitoring of gene expression levels and DNA analysis (including SNP genotype analysis and resequencing). Our GeneChip® expression monitoring arrays enable our customers to qualitatively and quantitatively measure gene expression levels in a number of biologically relevant organisms. Our catalog GeneChip® expression arrays are available for the study of human, rat, mouse and a broad range of other mammalian and model organisms. Additionally, our customers can design their own custom GeneChip® expression arrays for organisms or gene sequences of interest to them. Our GeneChip® DNA analysis arrays and variant detection systems are available to enable researchers to perform high-volume polymorphism analysis. With its unique, parallel analysis capability, GeneChip® technology enables our customers to perform accurate and cost-effective genetic analysis in their own laboratories.

        In addition, we believe that genetic analysis and testing products will be a core component in the area of clinical applications and we are developing our GeneChip® system for clinical applications of both gene expression and DNA analysis. Together with our collaborative partners, we are focusing on the development and commercialization of clinical applications products in cancer, osteoporosis, cardiovascular, inflammatory, metabolic, infectious and other diseases, and believe that our GeneChip® assays will facilitate more efficient and effective disease detection, prognosis and treatment selection, leading to overall improved patient management. To further our clinical applications strategy, we have established partnerships and customer relationships with leading academic researchers and pharmaceutical and biotechnology companies, including F. Hoffmann-La Roche Ltd. ("Roche"), bioMérieux, Inc. ("bioMérieux"), Beckman Coulter, Inc. ("Beckman Coulter"), Arcturus Engineering, Inc. ("Arcturus"), Boston University Medical Center and the Whitehead Institute for Genome Research at the Massachusetts Institute of Technology (the "Whitehead Institute"). We believe that the rapid growth of the clinical applications market holds the potential for GeneChip® technology applications ranging from basic research to clinical trials and, ultimately, into the clinic, with such applications being "Powered by Affymetrix."

  Gene Expression Monitoring Arrays

        Gene expression monitoring is a valuable tool for identifying correlations between genes, determining their biological functions and identifying patterns that might be useful in classifying diseases. To facilitate gene expression monitoring, we design and manufacture probe arrays with single-stranded DNA that are molecules complementary to sequences within genes of interest. By synthesizing specific probes for multiple genes on a single probe array, we enable researchers to quickly, quantitatively and simultaneously monitor the expression of a large number of genes of interest. By monitoring the expression of such genes under different conditions and at different times, researchers can use the probe arrays to understand the dynamic relationship between gene expression and biological activity. We believe such information will be an important tool in understanding gene function and the development of new drugs and clinical applications tools.

  •
  Standard Expression Monitoring Arrays.    We are currently selling a portfolio of standard expression monitoring GeneChip® arrays. Our current offering of standard arrays includes products that monitor the expression of the majority of full-length and partial gene sequences contained in publicly available sequence databases, which correspond with human, mouse, rat, Drosophila (fruit fly), yeast, E. coli (bacteria), Pseudomonas aeruginosa (bacteria) and Arabidopsis (plant) organisms. We also sell a range of standard expression monitoring GeneChip® arrays containing gene collections designed to measure gene expression in specific applications.

  •
  Custom Expression Monitoring Arrays.    We have established a GeneChip® CustomExpress™ Array Program enabling customers to design affordable arrays tailored to their specific research needs. Our CustomExpress™ arrays allow customers to select probes from any of our probe sequences on our catalog arrays and to incorporate probes from their own proprietary gene sequences. These arrays are then produced utilizing the same manufacturing technologies as our other GeneChip® whole genome expression arrays.

  •
  Made-to-Order Arrays.    We offer the GeneChip® Made-to-Order Array Program to enable our customers to use arrays from selected custom designs and previous-generation GeneChip® arrays which are no longer available as catalog products.

  DNA Analysis Arrays

        As genes and regulatory regions in the human genome are identified, sequenced and mapped, the value of understanding the variability of sequences among individuals increases. Researchers determine the normal sequence of the gene, which mutations or polymorphisms exist in a population, and whether these variations correlate with a disease or other aspect of the human condition. This currently requires the sequencing of samples from a large number of affected and unaffected individuals. Genetic variations may also impact how individuals respond to therapeutics. The study of these effects is known as "pharmacogenetics" and is part of the broader field of pharmacogenomics, which seeks to understand how the overall composition and expression of the genome affects therapeutic response, drug efficacy and the incidence of adverse side effects to therapy. We believe this field of "pharmacogenomics" will become increasingly important both in clinical trials and patient care. By using our resequencing and genotyping technologies, we believe that our GeneChip® probe arrays could significantly reduce the cost and time required for high-volume polymorphism analysis, which is currently performed through more labor-intensive techniques.

        We have initiated product research and development efforts on several DNA analysis probe arrays and variant detection analysis systems and formed collaborations to accelerate the development of our polymorphism databases and genotyping products. For additional information concerning these efforts and collaborations see the sections of this Form 10-K entitled "Research and Development" and "Our Collaborative Partners." We currently market the following DNA analysis products:

  •
  GeneChip® HuSNP.    The GeneChip® HuSNP Human Mapping Assay, the first such GeneChip® gene mapping solution, was introduced during 1999. This assay enables the interrogation of approximately 1,500 single nucleotide polymorphisms distributed across the human genome and offers customers a product with which to perform whole genome mapping studies with a density of markers (i.e., identifiable physical locations on a gene) yielding information content approximately equivalent to existing methods with commonly available microsatellite markers (i.e., a highly polymorphic type of marker comprised of certain nucleotides that is repeated throughout the genome). These mapping studies allow scientists to identify the approximate locations of disease susceptibility genes within the genome. Typically, they localize the position of such genes to regions of DNA that are 10 to 30 million base pairs long (or approximately 1% of the total genome).

  •
  GeneChip® Human Mapping 10K Array Xba 131.    The GeneChip® Human Mapping 10K Array Xba 131 is our next generation whole genome SNP analysis tool that enables scientists to simultaneously interrogate over 10,000 SNPs spaced relatively evenly across the human genome using a simple assay. This marker density provided information at approximately ten times the coverage previously available with microsatellite methods. As a result, researchers using the GeneChip® Human Mapping 10K Array Xba 131 have greater sensitivity to detect disease genes in a mapping study and can localize them to narrower regions of DNA than was previously possible. This product was made available in an early product access program in November 2002 to a limited number of customers. The package includes GeneChip® arrays, analysis software and reagents. We anticipate that the catalog product will be launched in 2003.

  •
  GenFlex® Tag Array.    The GenFlex® Tag array contains 2,000 oligonucleotides designed to have optimized hybridization properties to act as capture probes for each of 2,000 unique nucleic acid or "tag" sequences. These tag sequences are short oligonucleotides, up to 25 bases in length. Scientists can design assays in which a sequence complementary to the tag (and therefore capable of binding to it by hybridization) is incorporated into the reaction products. Hybridization to the GenFlex® Tag array then allows up to 2,000 reaction products to be analyzed since each becomes bound to the corresponding tag at a defined position on the array. We expect that this flexible strategy will allow for assays to be customized around the same standard array without the need for new array designs. We believe that it will be particularly useful to scientists attempting to locate the exact position of a disease gene within the broader regions identified through whole genome mapping studies.

  •
  GeneChip® CustomSeq™ Resequencing Array.    The GeneChip® CustomSeq™ resequencing product line enables customers to order custom resequencing arrays that can sequence 60,000 bases (or 30,000 double-stranded sequences) in just two days with a high degree of accuracy. CustomSeq™ arrays offer researchers a powerful DNA analysis tool on the same proven Affymetrix platform that has become the industry standard for messenger RNA ("mRNA") gene expression research. The CustomSeq™ array typically would be used toward the end of a gene discovery program in order to identify the DNA sequence of a potential disease gene and, by sequencing the gene from a large number of individuals, to detect the specific sequence variations that lead to altered disease susceptibility or drug response. This product was made available in an early product access program in October 2002 to a limited number of customers. The package includes GeneChip® arrays, analysis software and reagents. We anticipate that the catalog product will be launched in 2003.

  •
  GeneChip® CYP450 Assay.    The cytochrome p450 (CYP 450) enzyme family plays a major role in helping the body to break down and dispose of pharmaceutical compounds and other chemicals circulating in the bloodstream. Sequence variation in the gene coding for these enzymes can result in marked differences in the way different individuals respond to drugs. The GeneChip® CYP450 Assay is designed to offer genotype information for two p450 genes known to bear variations that affect the metabolism of ninety percent of commercially-available drugs. The GeneChip® CYP450 Assay simultaneously genotypes 18 known mutations, defining 10 alternative forms, or "alleles," of the CYP 450 2D6 gene and two alleles of the CYP 450 2C19 gene and discriminates whether or not the two copies of each gene present in the genome of the individual being tested are identical or different (known as homozygous or heterozygous genotypes respectively).

  •
  GeneChip® p53 Assay.    The GeneChip® p53 Assay is designed to examine the entire coding region of the human p53 tumor suppressor gene (exons 2-11), including both sense and antisense (i.e., complementary DNA) strands in a single hybridization reaction.

  Access Programs for Our GeneChip® Arrays

        We offer a variety of sales programs for our gene expression monitoring arrays, including the EasyAccess™ Gold, EasyAccess™ Tiered Silver, AcademicAccess™ and BiotechAccess™ subscription packages. Under our Silver Tiered and Gold EasyAccess™ programs, designed to meet the needs of the pharmaceutical and biotech sectors, customers make upfront payments to us in exchange for preferential pricing, discounts on custom design services, discounts on intellectual property licenses, and other preferred customer support for a defined period of time. Our AcademicAccess™ programs are directed to the needs of publicly or charitably funded researchers and generally do not involve upfront payments but are based on volume commitments that can result in substantially discounted pricing. Selected expression profiling customers with whom we have existing supply agreements for GeneChip® expression monitoring arrays include Roche, Gene Logic, Inc., GlaxoSmithKline plc, Millennium Pharmaceuticals, Inc., Sankyo Co., Ltd., Howard Hughes Medical Institute, Harvard University and Medical Research Council (UK), as well as new agreements entered into during 2002 with Immunex Corporation (acquired by Amgen Inc. in 2002), Organon International, Inc., and Schering-Plough Research Institute.

  Reagents for Our GeneChip® Systems

        We offer various reagents for use with GeneChip® expression monitoring arrays and GeneChip® DNA analysis arrays. Reagents assist researchers at critical steps in the sample preparation process such as extracting, amplifying and labeling target nucleic acid. As an integral part of the GeneChip® system, standard reagents and associated protocols help minimize experimental variations. For our GeneChip® expression probe arrays, we offer the following reagents: GeneChip® Sample Cleanup Module, Enzo® BioArray™ HighYield™ RNA Transcript Labeling Kit, Enzo® BioArray™ Terminal Labeling Kit with Biotin-ddUTP, T7-Oligo(dT) Promoter Primer Kit and Eukaryotic Hybridization Control Kit. We offer the following reagents for our GeneChip® DNA analysis arrays: HuSNP Reagent Kit, Control Oligo F1, CustomSeq™ reagent kit and Human Mapping 10K reagent kit.

  Instruments for Our GeneChip® Systems

        Our GeneChip® instruments provide a fully integrated system for conducting research using GeneChip® probe arrays. It consists of three hardware devices, each providing for robust preparation and analysis of samples using GeneChip® arrays. The first device is a hybridization oven to control the timing and temperature required for hybridization of the test sample to the probe array. The second device is a fluidics station that is used to control exposure of the hybridized probe array to solutions containing labeled material that will bind to the test sample hybridized to the probe array. The fluidics station controls the delivery of labeled material and reagents across the probe array. The fluidics station can process four probe arrays simultaneously. The fluidics station protocols conclude with a reagent wash that leaves the labeled, hybridized test sample bound to the probe array.

        The third device, an analytical scanner, is used after completion of protocols on the fluidics and hybridization stations, at which time the cartridge containing the probe array is placed in the scanner and read. The scanner consists of a laser, high-resolution optics, robotics to position and scan the probe array, a fluorescence detector and an interface to a personal computer. The labeled material that is bound to the hybridized test sample emits fluorescent signals when exposed to the light from the laser. The location and intensity of the fluorescent signal is recorded by the scanner and stored in the computer for analysis.

        The individual components of our GeneChip® instrument system are described in more detail below.

  •
  GeneChip® Hybridization Oven 640.    The GeneChip® Hybridization Oven 640 is used to control the timing and temperature required for hybridization of the test sample to the probe array. The

    GeneChip® Hybridization Oven 640 holds up to eight probe array cartridge carriers (each with eight cartridge slots) that rotate for controlled hybridization of up to 64 probe arrays. This unit delivers precise temperature control for consistent performance across all probe array applications.

  •
  Fluidics Station 400.    The Fluidics Station 400 is used to control exposure of the hybridized probe array to labeling materials that will bind to the test sample that has been hybridized to the probe array and can independently process four probe arrays simultaneously. The fluidics station protocols conclude with a reagent wash that leaves the labeled, hybridized test sample bound to the probe array. Multiple fluidics stations can be connected to the same computer workstation in order to expedite array processing in high throughput laboratories.

  •
  GeneChip® Scanner 3000.    The GeneChip® Scanner 3000 uses proprietary laser scanning technology and high resolution optics to read the hybridization signal from GeneChip® arrays. The GeneChip® Scanner 3000, developed and manufactured by Affymetrix, was introduced in January 2003 and represents the next generation in scanner technology. The Flying Objective™ scanning technology incorporated into this scanner was originally developed by GMS and has been adapted to provide faster scanning of GeneChip® probe arrays with a high degree of image uniformity and accuracy. We believe that our GeneChip® Scanner 3000 scanning technology will allow further reduction of GeneChip® feature size, as well as automation of probe array loading. The GeneChip® Scanner 3000 may be purchased with a computer workstation loaded with Affymetrix® Microarray Suite software (discussed below under "Software for Our GeneChip® Systems and Analysis Tools").

  •
  Workstations.    We offer workstations to accommodate varied research needs. The Type I GeneChip® Workstation (Windows NT) is configured with software enabling it to operate the GeneChip® Scanner 3000 and multiple Fluidics Stations. Our Type II GeneChip® Workstation (Windows NT and Windows 2000) can operate independently of the scanner and fluidics station instruments.

  Software for Our GeneChip® Systems and Analysis Tools

        Our GeneChip® operating system software is supplied as part of an integrated system and runs on an industry standard PC platform. The fluorescence intensity data captured from the scanner are used in conjunction with computer files containing the probe sequence and location of all the probes on the probe array to determine the expression level of a particular gene or to identify particular DNA sequence variations of the test sample. The Data Mining Tool, MicroDB™ and LIMS software products allow for sophisticated analyses of gene expression results and provide a means of linking and integrating this information with other databases. In addition, we offer certain analysis solutions through integrated software and hardware solutions, including Affymetrix® Total Desktop Mining Solution (an integrated solution includes Affymetrix® Microarray Suite, DMT, Affymetrix® MicroDB™ and a Type II GeneChip® Workstation (Windows 2000)) and Affymetrix® Desktop Analysis and Mining Package (an integrated solution includes Affymetrix® Microarray Suite, DMT, Affymetrix® MicroDB™). Additionally, customers may choose software provided by third party vendors that has been developed through our OpenSystems™ program, which includes the provision of a Software Developers Kit to interested commercial and academic parties. Through this program we intend to stimulate a wide range of independent groups to develop tools for use with our platform, further enhancing our customers' capability to generate unique biological insights from the high quality data provided by the GeneChip® platform.

  •
  Affymetrix® Microarray Suite.    The Affymetrix® Microarray Suite ("Microarray Suite") software controls the scanner used to scan our GeneChip® probe arrays. It also controls the Fluidics Station 400. Microarray Suite also acquires image data from the scanner and applies various algorithms to analyze the images and provide results from GeneChip® array experiments. The experimental results, as well as other data, may also be provided to our data management software programs.

  •
  Affymetrix® LIMS.    Affymetrix® Laboratory Information Management System ("LIMS") is a data management system designed for users performing moderate to high throughput analyses. LIMS manages and tracks gene expression data generated by the Microarray Suite software through a workflow-based tracking system. Experimental results from Microarray Suite software may be provided to the GeneChip® Expression Data Mining Tool for further data mining and analysis.

  •
  Affymetrix® MicroDB™.    Affymetrix® MicroDB™ is a data management system designed for users conducting low to moderate throughput analyses (less than 20 arrays per week). Affymetrix® MicroDB™ software was developed for use with experimental data sets derived from up to 128 GeneChip® probe arrays or spotted arrays. From these data sets, MicroDB™ software creates Affymetrix® Analysis Data Model ("AADM")-compliant databases that can be analyzed for relationships using the GeneChip® Expression Data Mining Tool or other AADM-compliant analysis software tools.

  •
  Affymetrix® Data Mining Tool.    The Affymetrix® Data Mining Tool ("DMT") software provides a variety of tools for filtering and sorting GeneChip® array data stored in an AADM-compatible database. Databases are generated using the LIMS or Affymetrix® MicroDB™ data management system, enabling users to find the most significant data results quickly and easily. DMT also provides tools for performing complex analyses of such results. Customers may also choose data analysis tools provided by third party vendors for secondary expression analysis.

  •
  Affymetrix Software Developers Kits.    We sell a number of software developers kits for customers and third-party vendors who are looking to develop, customize, and integrate software applications and systems with our GeneChip® system. Currently, we offer a basic kit and advanced kits for our LIMS customers.

  •
  NetAffx™ Analysis Center.    In July 2001, we launched the NetAffx™ Analysis Center (www.netaffx.com) which is our exclusive online informatics tool for GeneChip® technology users. The NetAffx™ Analysis Center is designed to streamline and integrate access to the data generated by our GeneChip® arrays with biological information available in public and private databases. It was created to assist genomic researchers with the design and analysis of DNA array-based experiments. The NetAffx™ Analysis Center provides researchers with integrated access to a searchable catalog of Affymetrix GeneChip® probe array contents, a range of publicly available and proprietary databases, and links to important third-party resources. We have also posted on the NetAffx™ Analysis Center our proprietary probe sequences for non-commercial use. Customers may also use NetAffx™ tools and information to choose genes or groups of genes to design and purchase GeneChip® CustomExpress™ probe arrays on-line.

  Clinical Applications Initiatives

        We believe that our GeneChip® technology can be effectively applied to complex molecular diagnostic testing. We have formed collaborations and intend to further partner with, or license technology to, established diagnostic companies to develop, obtain regulatory approval for, and commercialize probe arrays and instrumentation for broader use of probe arrays as components that can be incorporated into diagnostic products and other clinical applications. We believe that to support large central laboratories, additional instrumentation and automation will need to be developed to allow for handling the large volume testing anticipated in the clinical diagnostic setting. To further our clinical applications strategy, we have established a number of collaborations with leading academic researchers, pharmaceutical and biotechnology companies.

        For example, we are non-exclusively collaborating with Roche to develop and commercialize GeneChip® laboratory tests for DNA analysis, genotyping and resequencing applications, as well as for RNA expression analysis, in a broad range of human disease areas. Using our GeneChip® technologies, Roche intends to develop and market tests for diseases such as cancer, osteoporosis, cardiovascular, metabolic, infectious and inflammatory diseases. Affymetrix and Roche believe that developing diagnostic products for cancer and other human diseases will establish new standards for genetic clinical testing. Ultimately, these products will allow physicians to better diagnose and treat human disease.

        In addition, we have collaborations with several academic research centers, including Boston University Medical Center and the Whitehead Institute for Biomedical Research, to discover and test molecular signatures for specific indications, as well as to develop and test new methods necessary to meet the requirements of diagnostic applications.

        In bacteriology, we have a non-exclusive collaborative development agreement and an associated supply agreement for probe arrays with bioMérieux to identify the species and drug resistance profiles of bacteria causing human infection. The agreements also allow for non-exclusive development of DNA probe arrays for viral clinical diagnostic tests and in the fields of food and industrial testing.

        We have also entered into a series of agreements with Beckman Coulter that give Beckman Coulter the right to develop probe array-based diagnostic products that would use some elements of our GeneChip® technology. Under these agreements, we agreed to grant Beckman Coulter licenses to commercialize probe arrays manufactured using certain of our technologies other than light-directed synthesis, and the parties agreed to enter into an original equipment manufacturer supply agreement for products that use our GeneChip® array technology. Under the arrangement, Beckman Coulter would pay us transfer prices and royalties on sales of these products.

        For additional information concerning our collaborations, see the section of this Form 10-K entitled "Our Collaborative Partners."

Our Collaborative Partners

        Our strategy is to establish the GeneChip® system as the platform of choice for analyzing complex genetic information, to expand the applications of our technology, and to acquire access to complementary technologies and resources. Accordingly, we have entered into and intend to enter into additional collaborative agreements to further this strategy. The table below sets forth a selected list of collaborators with whom we have current agreements, together with the related products and programs and the commencement dates of the most recent agreement. The table is organized by reference to the product area that represents the most significant portion of the collaboration; however, the collaboration may also involve other areas of our business and product line.

SUMMARY OF SELECTED COLLABORATORS

Company	Type of Agreement	Date
Gene Expression Monitoring
Enzo Diagnostics, Inc.	Agreement for Enzo to Supply GeneChip® labeling kits.	April 1998
Millennium Pharmaceuticals, Inc.	Collaborative research and development agreement to develop gene expression array processes and applications.	October 2001
Qiagen, GmbH	Agreement for Qiagen to supply nucleic acid purification products for use in GeneChip® arrays for target labeling kits.	February 2002
DNA Analysis
Nuvelo, Inc. (formerly Hyseq Pharmaceuticals, Inc.) (Callida Genomics, Inc., N-Mer, Inc.)	Collaborative agreement for the development and commercialization of a universally applicable DNA analysis array.	October 2001
ParAllele BioScience, Inc.
	Under a supply agreement, we provide certain instrumentation and arrays to be used by ParAllele in combination with its proprietary allele typing technology for research and third party genotyping services.	February 2003
Perlegen Sciences, Inc.
	Supply agreement for Perlegen's core SNP discovery and genotying research. License to new single nucleotide polymorphism content and broader surveying methods; access to whole genome technologies to be made available through CustomSeq™ product line.	March 2001 and January 2003
Clinical Applications
Arcturus Engineering, Inc.
	Under a supply agreement, Arcturus has broad access to our standard and custom GeneChip® brand arrays, instrumentation and software to monitor gene expression aimed at developing novel microgenomics array-based diagnostic content.	December 2002
Beckman Coulter, Inc.	Agreement to supply GeneChip® arrays to Beckman for clinical applications products.	July 1998

bioMérieux, Inc.	Collaborative agreements focused on bacteriology and virology clinical applications products; industrial and food testing products.	September 1996, December 1997, and January 1998
Boston University Medical Center	Collaborative agreement focused on developing screening and early detection of lung cancer.	December 2002
Encode ehf. (wholly-owned subsidiary of deCODE genetics, Inc.)	Collaborative agreement focused on DNA-based tests to optimize the effectiveness of treatments for major diseases.	July 2001
F. Hoffmann-La Roche Ltd.	Collaborative agreements to develop and commercialize GeneChip® based diagnostic products in a range of human disease areas.	February 1998 and January 2003
Whitehead Institute	Collaborative agreement focused on application of GeneChip technology to cancer diagnosis and treatment.	September 2002
Other
National Cancer Institute	Collaborative research relating to RNA transcription activity.	January 2001

  Gene Expression Monitoring Collaborations

        Enzo Diagnostics, Inc.    In April 1998, we entered into a collaboration and exclusive distribution agreement with Enzo Diagnostics, Inc. ("Enzo") for certain labeling kits used in the preparation of samples to be analyzed on GeneChip® arrays. Under the agreement, Enzo is developing and supplying these labeling kits to us.

        Millennium Pharmaceuticals, Inc.    In October 2001, we entered into a four-year supply and research and development agreement with Millennium Pharmaceuticals, Inc. ("Millennium") to co-develop GeneChip® technology applications for use in drug discovery and development. Under the agreement, we and Millennium are jointly developing gene expression array processes and applications to enhance the productivity of genome-based drug discovery and development. We have the right to commercialize certain technologies developed under this collaboration.

        Qiagen, GmbH.    In February 2002, we entered into a three-year supply agreement with Qiagen, GmbH ("Qiagen") for Qiagen to supply us with certain nucleic acid purification products for use with our GeneChip® arrays for target labeling in expression analysis.

  DNA Analysis Collaborations

        Nuvelo, Inc.    In October 2001, Nuvelo, Inc. (formerly Hyseq Pharmaceuticals, Inc.) ("Nuvelo") created a new majority owned subsidiary, Callida Genomics, Inc. ("Callida"), which will focus on the development and commercialization of Nuvelo's sequencing-by-hybridization ("SBH") technology. Nuvelo contributed all of its SBH patents to Callida. We have an initial 10% equity interest in Callida. Callida has entered into a collaboration arrangement with us, through Callida's wholly owned subsidiary, N-Mer, Inc. ("N-Mer"), for the development and commercialization of a high speed DNA sequencing chip. In connection with this collaboration, we entered into various cross-licensing arrangements with Nuvelo, Callida, and N-Mer pursuant to which we are the exclusive array and system supplier to N-Mer and the exclusive sales agent for the distribution of any products developed by N-Mer. We have an option, exercisable for five years, to purchase a majority interest in N-Mer. Both Affymetrix and Nuvelo agreed to make additional investments in N-Mer, which will be conditioned upon N-Mer's attainment of a specified technical milestone and the procurement of third-party financing.

        Affymetrix paid Nuvelo a one-time license fee for the non-exclusive license described above, and loaned Nuvelo $4 million, all of which will be used to fund Callida and N-Mer. The license fee has been capitalized in acquired technology rights and is being amortized over the remaining patent lives. The loan bears interest at the rate of 7.5% and matures in 2006. The loan is repayable by Nuvelo at any time and, subject to specified conditions, exchangeable for common stock of Nuvelo. The loan is secured by all of Nuvelo's equity interest in Callida and is recorded in other assets. Affymetrix and Nuvelo have agreed to each make additional investments, which will be conditioned on N-Mer's attainment of a specified technical milestone and the procurement of third-party financing. Nuvelo contributed all of its SBH patents to Callida. For additional information concerning our relationship with Nuvelo see the section of this Form 10-K entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 3 of Notes to Consolidated Financial Statements.

        ParAllele BioScience, Inc.    In February 2003, Affymetrix and ParAllele BioScience, Inc. ("ParAllele") entered into a supply and collaboration agreement. Under the terms of the agreement, we will sell to ParAllele certain instrumentation and GeneChip® arrays to use in third party services in combination with ParAllele's proprietary allele typing technology. Affymetrix and ParAllele will collaborate to determine other joint opportunities.

        Perlegen Sciences, Inc.    In March 2001, we contributed to Perlegen the rights to use certain intellectual property with no cost basis and we have rights to use and commercialize certain data generated by Perlegen in the array field. Using access to whole-wafer technology developed by Affymetrix, Perlegen focuses on identifying the millions of genetic variations (known as single nucleotide polymorphisms or "SNPs") among individuals, and finding patterns in those variations that might be predictive of disease susceptibility or drug response. In January 2003, we obtained accelerated access to Perlegen's SNP database which will further our efforts to develop these next generation arrays. In addition, our collaborative arrangement with Perlegen provides us with access and commercialization rights to certain whole genome technologies, including 248,000 chip-optimized, long-range polymerase chain reactions (or "PCRs") across the human genome that we intend to make available to our customers through our GeneChip® CustomSeq™ Resequencing Array program which offers high-quality arrays for large-scale resequencing of the human genome. PCR is a process in which multiple copies of a strand of DNA are generated to enhance the ability of researchers to identify and analyze it. For additional information concerning our relationship with Perlegen, including our ownership interest in Perlegen, our collaborative relationship with Perlegen and existing relationships between certain of our directors and officers and Perlegen, see the section of this Form 10-K entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 9 of Notes to Consolidated Financial Statements.

  Clinical Applications Collaborations

        Arcturus Engineering, Inc.    In December 2002, we entered into a strategic relationship with Arcturus Engineering, Inc. ("Arcturus"), a leader in laser capture microdissection. Through our collaboration, Arcturus has broad access to our standard and custom GeneChip® brand arrays, instrumentation and software to monitor gene expression for use in research and discovery efforts to develop novel microgenomics array-based diagnostic signatures. We made a $3 million equity investment in Arcturus which represents approximately a 6% ownership interest in Arcturus. We see microgenomics as an important enabling technology for a broad set of applications in research and diagnostics.

        Beckman Coulter, Inc.    In July 1998, we entered into an arrangement with Beckman Coulter, Inc. ("Beckman Coulter") that involved the execution of a series of agreements including an asset purchase agreement. Pursuant to these agreements, which were implemented and became effective in June 1999, we purchased Beckman Coulter's array business and acquired a license to certain DNA array patents owned by Oxford Gene Technology ("OGT"), including patents covering inventions by Professor Edwin Southern of Oxford University. Under the agreements, we agreed to grant Beckman Coulter licenses to commercialize probe arrays manufactured using certain of our technologies other than light-directed synthesis, and the parties agreed to enter into an original equipment manufacturer supply agreement for products that use our GeneChip® array technology. Under the arrangement, Beckman Coulter agreed to pay us transfer prices and royalties on sales of these products.

        bioMérieux, Inc.    In September 1996, we entered into a collaborative development agreement and associated supply agreement for probe arrays with bioMérieux, Inc. ("bioMérieux") to identify the species and drug resistance profiles of bacteria causing human infection in a clinical setting. As part of the collaboration, bioMérieux is developing instrumentation for the use of these probe arrays in a clinical diagnostic setting. Under the terms of the agreements, bioMérieux provides research and development support and makes payments to us upon achievement of certain milestones. In addition, bioMérieux pays specified prices for the supply of probe arrays and royalties on any resulting product sales. In December 1997 and January 1998, we expanded the collaboration with bioMérieux to include the non-exclusive development of DNA probe arrays for clinical diagnostics tests in the fields of virology and food and industrial testing.

        Boston University Medical Center.    In December 2002, we entered into a collaboration with Boston University Medical Center for the use by Boston University Medical Center of our GeneChip® technology to identify predictive molecular signatures that may enable the screening and early detection of lung cancer in "at risk" individuals, and to develop a less invasive sample acquisition method. Using GeneChip® probe arrays, researchers at Boston University Medical Center will study the use of airway tissue derived gene expression signatures for early detection, prognosis, therapy selection and monitoring of lung cancer.

        Whitehead Institute.    In September 2002, we extended our previous collaborative relationship with the Whitehead Institute and announced a research collaboration to use our GeneChip® brand technology to conduct cancer clinical studies. The collaboration is designed to standardize experimental procedures and further validate numerous studies demonstrating the power of expression data for cancer classification. The Whitehead Institute is initiating a research program to study sample collection from tissue biopsies, amplification, data collection and analysis in order to accelerate the use of DNA array technology in clinical settings. The Whitehead Institute will conduct this work in collaboration with clinical institutions. The results of these studies are expected to be published in the future.

        Encode ehf. (wholly-owned subsidiary of deCODE genetics, Inc.).    In July 2001, we entered into a collaboration agreement with Encode ehf. ("Encode") to develop DNA-based tests to predict the responsiveness of individual patients to treatments for common diseases. Under the collaboration, we and Encode are utilizing deCODE's population-based approach to pharmacogenomics and our GeneChip® technology to focus initially on conducting gene expression analysis to understand the response to drugs used in the treatment of common conditions such as high cholesterol, depression, asthma, hypertension, breast cancer, schizophrenia and migraines. Under the collaboration, clinical work is being performed by Encode and we share revenue with deCODE genetics, Inc. (through its subsidiary Encode) from the sale of any tests developed under the collaboration.

        F. Hoffmann-La Roche Ltd.    In February 1998, we entered into a non-exclusive collaborative development agreement with F. Hoffmann-La Roche Ltd. ("Roche") to initially develop probe array-based diagnostic products. Under the terms of the agreement the parties are collaborating to develop mutually agreed upon arrays, as well as associated instrumentation and reagents. In January 2003, we expanded our collaboration with Roche by granting Roche access to our GeneChip® technologies to develop and commercialize GeneChip® laboratory tests for DNA analysis, genotyping and resequencing applications, as well as for RNA expression analysis, in a broad range of human disease areas. Using our GeneChip® technologies, Roche intends to develop and market tests for diseases such as cancer, osteoporosis, cardiovascular, metabolic, infectious and inflammatory diseases. Affymetrix and Roche believe that developing targeted microarray expression profiles for cancer and genotyping and resequencing profiles for other diseases will enable the creation and commercialization of novel standardized diagnostic solutions. These solutions ultimately will allow physicians to better diagnose and treat human disease. Under the terms of the collaborative agreement, Roche paid us an access fee of $70 million relating to the first five years of the arrangement. The agreement, which is subject to Roche's option to terminate on December 31, 2007 or any time on or after June 2, 2013, with one year's prior notice, includes a broad range of other compensation payable by Roche to Affymetrix throughout the life of the agreement based on royalties on sales of diagnostic kits, milestone payments for technical and commercial achievements, a manufacturing and supply agreement, and related license installments. As part of the agreement, Affymetrix will manufacture and supply Roche with microarrays and related instrumentation based on Affymetrix' GeneChip® platform.

  Other Collaborations

        National Cancer Institute.    In January 2001, we entered into a collaboration agreement with the National Cancer Institute on a human transcriptome initiative which seeks to construct maps locating the sites of RNA transcription across the entire human genome using high-density whole-genome arrays interrogating at resolutions and throughput rates never before attempted. The transcriptome is defined as the complete collection of transcribed elements of the genome. In addition to mRNAs, it also represents non-coding RNAs that are used for structural and regulatory purposes. Alterations in the structure or levels of expression of any one of these RNAs or their proteins could contribute to disease. An understanding of the transcriptome may provide valuable insights in the research for novel drugs. We have made the data from this initiative freely available to the public via the Web through a version of the data integration and analysis software platform developed by Biotique Systems, Inc., a company that provides decision support tools and services for the emerging field of pharmacogenomics. We are using the Biotique Local Integration System to house this transcriptome data and to provide an interface for researchers to access, query and use this information.

Marketing and Distribution

        The markets for our products include all aspects of molecular biology research in the life sciences, including basic human disease research, genetic analysis, pharmaceutical drug discovery and development, pharmacogenomics, toxicogenomics and agricultural research. Our customers include pharmaceutical, biotechnology, agrichemical, diagnostics and consumer products companies, as well as academic research centers, private government research foundations and clinical reference laboratories. The following factors, among others, influence the size and development of our markets:

  •
  the availability of genomic sequence data for the human population and for other organisms;

  •
  technological innovation that increases throughput and lowers the cost of genomic and genetic analysis;

  •
  the availability of government funding for basic and disease-related research;

  •
  the amount of capital and ongoing expenditures allocated to research and development spending by biotechnology and pharmaceutical companies; and

  •
  the application of genomics to new areas including clinical diagnostics, agriculture, human identity and consumer goods.

        In North America, major European markets and Japan, our GeneChip® products are marketed principally through our own sales and distribution organizations. We own or lease sales and service offices in the United States, Europe, Japan and Singapore through foreign sales subsidiaries. In some foreign countries, sales are made through various representative and distributorship arrangements. In Japan, we are transitioning from the use of Amersham Biosciences K.K. as a distributor to our own regional sales operation. As of January 1, 2003, we have been selling directly through Affymetrix Japan K.K., a wholly owned subsidiary of Affymetrix that was formed in June 2002. Our office in Tokyo has local, dedicated sales, service and application support personnel who are primarily responsible for expanding our existing Japanese customer base and building closer relationships with the local scientific community. Amersham Biosciences K.K. will continue to handle order processing, stockholding, physical distribution and customer invoicing on our behalf during 2003, up to December 31, 2003 at the latest.

        In markets outside of North America, Europe and Japan, we sell our GeneChip® products principally through third party distributors, primarily in the Asia Pacific region. These distributors are life science supply specialists within their own countries and operate as our sole distributors within a defined country or other geographic area.

        For clinical applications market opportunities, we supply our partners with arrays, which they incorporate into diagnostic products. Current collaborative partners include Roche and bioMérieux. For additional information concerning our collaborative partners, see the section of this Form 10-K entitled "Our Collaborative Partners."

Manufacturing and Raw Materials

        We manufacture our GeneChip® probe arrays, scanners, fluidics stations, instrument control software and certain reagents in-house and contract with third-party suppliers to manufacture our hybridization oven and certain reagents for our GeneChip® system. Additionally, through our OpenSystems initiative, a number of third party software suppliers develop, market and sell genomic data analysis software that interfaces with data files generated by our GeneChip® system.

        Our probe array manufacturing process involves wafer preparation, probe synthesis, dicing of synthesized wafers into chips, assembly of chips, and quality control. We have developed software programs that extensively automate the design of photolithographic masks used in probe array manufacturing and that control the probe array manufacturing lines. Glass wafers are prepared for synthesis through the application of chemical coatings. GeneChip® probe arrays are synthesized on the wafers using our proprietary, combinatorial photolithographic process. The completed wafers are then diced to yield individual probe arrays, which are assembled and packaged for shipment.

        We are currently manufacturing GeneChip® probe arrays for sale to customers as well as for internal and collaborative purposes. Probe arrays are manufactured at our dedicated manufacturing facility located in West Sacramento, California. We also maintain a manufacturing process engineering and development facility in Santa Clara, California. Currently, we have physical capacity under optimal conditions to produce more than 30,000 wafers annually. We will continue to invest in additional capital equipment for our West Sacramento facility to both increase production capacity and increase the flexibility of this capacity to produce a broader range of products. The actual number of probe arrays we are able to manufacture depends on the available equipment capacity, the yield of probe arrays that pass quality control testing as well as the number of probe arrays manufactured on each wafer. We also maintain a manufacturing and research and development facility in Bedford, Massachusetts to support our instrumentation products.

        We test selected probe arrays from each wafer and selected probes on such probe arrays. We therefore rely on in-process and internal quality control procedures, including controls on the manufacturing process and sample testing, to verify the correct completion of the manufacturing process. In addition, we and our customers rely on the accuracy of genetic sequence information contained in the public databases upon which our products are based. Our probe array manufacturing process is designed to allow us to meet our performance specifications before arrays are shipped. We have a customer inquiry and complaint process in place and we rely on this process to identify and resolve product performance issues that may arise from time to time.

        Key parts of the GeneChip® product line, such as hybridization ovens and reagent kits are available from single sources. Affymetrix distributes reagent kits manufactured by Enzo and Qiagen. We take such steps as we believe are appropriate to ensure that supplies from these vendors are not materially delayed or interrupted, as any such delays or interruptions could in turn delay our ability to deliver these products to our customers. Likewise, certain raw materials or components used in the synthesis of probe arrays or the assembly of instrumentation are currently available only from a single source or limited sources. We take such steps as we believe are appropriate to ensure that materials and components from these vendors are not materially delayed or interrupted, as any such delays or interruptions could in turn delay our ability to produce probe arrays or other components for our GeneChip® system in a timely fashion or in sufficient quantities or under acceptable terms. Alternative sources of supply may be time consuming and expensive to qualify. In addition, we are dependent on our vendors to provide components of appropriate quality and reliability and to meet applicable regulatory requirements. Accordingly, we also take what we believe are appropriate measures to prevent the delay or interruption of supplies from these vendors and to ensure the appropriate quality for our customers.

Research and Development

        We believe a substantial investment in research and development is essential to a long-term sustainable competitive advantage and critical to expansion into additional high throughput markets such as toxicogenomics, pharmacogenomics and clinical applications. Our research and development effort is divided into the major areas of basic research, product research and development and manufacturing process development. Our research and development expenses for the years ended December 31, 2002, 2001 and 2000, were $69.5 million, $68.2 million and $57.4 million, respectively.

  Basic Research

        Basic research efforts are carried out through our Affymetrix Research Laboratories to further advance our GeneChip® platform, develop new concepts that can be rapidly productized, and create innovations that will influence our business model in the future. Our initial focus is on basic technology research including high throughput systems, genotyping, gene expression (including the detection and analysis of splice variant forms of genes) and analysis of the human transcriptome and of other model organism genomes. We are focusing our genotyping research efforts on the development of new assays principally designed to perform whole genome analysis at various resolutions. We believe that these tools will ultimately help researchers to discover novel therapeutics and help identify the diagnostic markers useful in clinical applications. Our basic research technology effort is also focused on investigating customer specific systems for expansion of the high throughput research, pre-clinical and clinical marketplace.

  Product Research and Development

        Our product research and development efforts are focused primarily on expanding the applications of the GeneChip® technology and developing related new technologies. These efforts include development of new probe array products, improving the overall performance of GeneChip® assays, increasing the information capacity per probe array and simplifying highly complex assays. Our research and development efforts are intended to continue to develop new products based on information from the human and other genomes of model organisms such as mouse, rat, and Arabidopsis as well as new genotyping and DNA analysis products. In addition, we intend to continue developing custom product lines for both expression and DNA analysis so that customers can analyze gene expression or variability for defined subsets of genes they are interested in or for any organism that has been partially or wholly sequenced using our GeneChip® platform. We plan continued software and instrumentation development efforts to enhance the performance and level of automation of our products.

  Manufacturing Process and Development

        We are conducting research aimed at enhancing the manufacturing process currently employed in the production of our GeneChip® probe arrays. This process, which leverages semiconductor photolithographic fabrication techniques, is combinatorial in that the number of different compounds synthesized grows exponentially with the number of cycles in the synthesis. The objective of this research is to allow us to produce arrays with higher information density, similar to advances achieved in the semiconductor industry, which has produced silicon chips closely following Moore's Law. Moore's Law is the observation that the amount of information storable on a given amount of silicon has roughly doubled every year since the technology was invented. This relation held until the late 1970s, at which point the doubling period slowed to 18 months. To date, we have also been able to achieve rapid advances in genetic information conent, reducing commercial product feature size from 100 microns in 1994 to 18 microns in 2002. We are continuing research aimed at using smaller feature technology in commercial products.

Intellectual Property

        We rely on a combination of patent, copyright, and trade secret laws, know-how and licensing opportunities to establish and protect our proprietary technologies and products. Our success depends in part on our ability to obtain patent protection for our products and processes, to preserve our copyrights and trade secrets, to operate without infringing the proprietary rights of third parties and to acquire licenses related to enabling technology or products used with our GeneChip® technology.

        We are pursuing a patent strategy designed to facilitate our research and development projects and the commercialization of our current and future products. We have been issued 220 patents in the United States and we hold approximately 380 pending United States patent applications. Many of these patents and applications have been filed and/or issued in one or more foreign countries. While no one patent is considered essential to our success, we aggressively seek to protect our patent rights as our patent portfolio as a whole is material to the success of the business.

        There are a significant number of United States and foreign patents and patent applications in our areas of interest, and we believe that there will continue to be significant litigation in the industry regarding patent and other intellectual property rights. Others have filed, and in the future are likely to file, patent applications that are similar or identical to ours or those of our licensors. It may be necessary for us to enter into litigation to defend against or assert claims of infringement, to enforce patents issued to us, to protect trade secrets or know-how owned by us or to determine the scope and validity of the proprietary rights of others. To determine the priority of inventions, it may be necessary for us to participate in interference proceedings declared by the United States Patent and Trademark

Office. Litigation or interference proceedings could result in substantial costs to and diversion of our effort, and our efforts may not be successful.

        We also rely upon copyright and trade secrets to protect our confidential and proprietary information. We seek to protect our proprietary technology and processes by confidentiality agreements with our employees and certain consultants and contractors. These agreements may be breached, we may not have adequate remedies for any breach and our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our employees or our consultants or contractors use intellectual property owned by others in their work for us, disputes may also arise as to the rights in related or resulting know-how and inventions.

        We are party to various option, supply and license agreements with third parties which grant us rights to use certain aspects of our technologies. We take such measures as we believe are appropriate to maintain rights to such technology under these agreements. For example, in connection with our purchase of Beckman Coulter's array business in June 1999, we acquired a license to certain patents, including DNA array patents, owned by OGT. In March 2001, we settled litigation with OGT involving the transfer to us of Beckman Coulter's license to the OGT patents and as part of that settlement OGT recognized the validity of the license we obtained from Beckman Coulter.

        In December 2001, we settled litigation with Incyte Genomics, Inc. ("Incyte") pursuant to which the two companies agreed to certain non-exclusive, royalty-bearing licenses and an internal use license under their respective intellectual property portfolios. For example, we took a license to certain patents and applications owned by Stanford University and licensed to Incyte. These licenses include amplification as well as other technologies. On December 2, 2002, we entered into a separate settlement and license agreement with Stanford University with respect to some of the same patents.

        We also are a party to various cross-licensing arrangements with Nuvelo, Callida and N-Mer pursuant to which we are the exclusive array and system supplier to N-Mer and the exclusive sales agent for the distribution of any products developed by N-Mer. In addition, Nuvelo granted us a non-exclusive license to Nuvelo's array-related patents in the field of non-universal probe arrays, and we granted Nuvelo an internal use license under certain of our array-related patents for pharmaceutical research. We also granted Callida a license to certain of our patents in the non-array field and to certain patents in all fields other than clinical diagnostics for bacteriology, and Callida granted N-Mer a non-exclusive license in the field of non-universal probe arrays.

        Our academic collaborators have certain rights to publish data and information in which we have rights. There is considerable pressure on academic institutions to publish discoveries in the genetics and genomics fields. We take such steps as we believe are appropriate to ensure that such publication will not adversely affect our ability to obtain patent protection for information in which we may have a commercial interest.

Competition

        Competition in gene expression monitoring, DNA analysis and clinical applications is intense and is expected to increase. Further, the technologies for monitoring gene expression and discovering and analyzing polymorphisms associated with significant diseases and approaches for commercializing those discoveries are new and rapidly evolving. Currently, our principal competition comes from existing technologies and other DNA array technologies that are used to perform many of the same functions for which we market our GeneChip® systems.

        In the gene expression monitoring and DNA analysis fields, existing competitive technologies include gel-based sequencing using instruments provided by companies such as Applied Biosystems, Beckman Coulter and Amersham Biosciences. Other companies developing or marketing potentially competitive DNA array technology include: Agilent Technologies, Inc., Amersham Biosciences K.K.,

Applied Biosystems, Inc., Axon Instruments, Inc., BD Biosciences Clontech, CombiMatrix Corporation, Digital Gene Technologies, Inc., febit ag, Illumina, Inc., Lynx Therapeutics, Inc., Nanogen, Inc., NimbleGen Systems, Inc., Sequenom, Inc., Xeotron, Inc., and Visible Genetics Inc. (recently acquired by Bayer). In order to compete against existing and emerging technologies, we will need to be successful in demonstrating to customers that the GeneChip® system provides a competitive advantage.

        In Japan, Amersham Biosciences K.K., from which we are transitioning to our own regional sales operation, is a competitor, as well as a licensee of certain of our technology. In addition, we have several other third party licensees that could offer products that compete with our product offering.

        The market for clinical applications products derived from gene discovery is currently limited and highly competitive, with several large institutional corporations already having significant market share. Established diagnostic companies could compete with us by developing new products. Companies such as Abbott Laboratories, Becton Dickinson, Bayer AG, Roche, Johnson & Johnson, bioMérieux and Beckman Coulter have the strategic commitment to diagnostics, the financial and other resources to invest in new technologies, substantial intellectual property portfolios, substantial experience in new product development, regulatory expertise, manufacturing capabilities and the distribution channels to deliver products to customers. Established diagnostic companies also have an installed base of instruments in several markets, including clinical and reference laboratories, which are not compatible with the GeneChip® system and could deter acceptance of our products. In addition, these companies have formed alliances with genomics companies which provide them access to genetic information that may be incorporated into their diagnostic tests.

        Future competition in existing and potential markets will likely come from existing competitors as well as other companies seeking to develop new technologies for sequencing and analyzing genetic information. In addition, pharmaceutical and biotechnology companies have significant needs for genomic information and may choose to develop or acquire competing technologies to meet these needs. In the clinical applications field, competition will likely come from established diagnostic companies, companies developing and marketing DNA probe tests for genetic and other diseases and other companies conducting research on new technologies to ascertain and analyze genetic information.

Government Regulation

        Regulation by governmental authorities in the United States and other countries will likely be a significant factor in the manufacturing, labeling, distribution and marketing of certain products that may be developed by us or our corporate partners. In particular, diagnostic products developed by us or our collaborators may require regulatory approval by governmental agencies when distributed outside of the research environment.

        Commercially available diagnostic tests are regulated as medical devices and in most cases are subject to rigorous testing and other approval procedures by the United States Food and Drug Administration (the "FDA") in the United States and similar health authorities in foreign countries. Obtaining these clearances or approvals and the compliance with these regulations require the expenditure of substantial resources over a significant period of time, and there can be no assurance that any clearances or approvals will be granted on a timely basis, if at all. Additionally, even once granted, a clearance or approval may place substantial restrictions on how the device is marketed or labeled or to whom it may be sold. Moreover, various federal and state statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of such products or components of such products.

        Even where a device is exempted from FDA clearance or approval, the FDA may impose restrictions on our marketing. The FDA has exempted many in vitro reagents not sold as finished test kits from obtaining clearance or approval (these are referred to as "analyte specific reagents" or "ASRs"). These reagents, however, may be marketed only to clinical reference laboratories certified under the Clinical Laboratories Improvement Amendments of 1988 ("CLIA") as high complexity laboratories and are subject to a number of requirements, including labeling and the FDA's Quality System Regulations ("QSR"). Additionally, QSR regulations may apply if we manufacture arrays as components for use in diagnostic products developed by our partners.

        Medical device laws and regulations are also in effect in many of the countries in which we may do business outside the United States. These range from comprehensive device approval requirements for some or all of our medical device products to requests for product data or certifications. The number and scope of these requirements are increasing. We may not be able to obtain regulatory approvals in such countries or may incur significant costs in obtaining or maintaining our foreign regulatory approvals. In addition, the export by us of certain of our products which have not yet been cleared for domestic commercial distribution may be subject to FDA or other export restrictions.

Reimbursement

        The design of our products and the potential market for their use may be directly or indirectly affected by U.S. and foreign regulations governing reimbursement for clinical testing services. The availability of third-party reimbursement for our products and services may be limited or uncertain, particularly with respect to genetic tests and other clinical applications products. Third-party payors may deny reimbursement if they determine that a prescribed health care product or service has not received appropriate FDA or other governmental regulatory clearances, is not used in accordance with cost-effective treatment methods as determined by the payor, or is experimental, unnecessary or inappropriate. Furthermore, third-party payors are increasingly challenging the prices charged for health care products and services. The trend towards managed health care in the United States, which could control or significantly influence the purchase of health care products and services, as well as legislative proposals to reform health care or reduce government insurance programs, may all result in lower prices for health care products and services commercialized by our customers and collaborative partners. This could reduce the amount of future royalty payments that may be due to us on such product sales or services. The cost containment measures that health care providers are instituting and the impact of any health care reform may also adversely affect the profits of our customers and collaborative partners. As a result, pharmaceutical and biotechnology companies may choose to reduce or eliminate certain research and development programs that utilize our products.

Environmental Matters

        We are dedicated to compliance and protection of the environment and individuals. Our operations require the use of hazardous materials (including biological materials) which subject us to a variety of federal, state and local environmental and safety laws and regulations. We believe we are in material compliance with current and applicable laws and regulations. However, some of the regulations under the current regulatory structure allow for "strict liability," holding a party potentially liable without regard to fault or negligence. We could be held liable for damages and fines as a result of our, or others', business operations should contamination of the environment or individual exposure to hazardous substances occur. In addition, we cannot predict how changes in these laws or development of new regulations will affect our business operations or the cost of compliance.

Employees

        As of December 31, 2002, we had 877 full-time employees. The employee group includes chemists, engineers, computer scientists, mathematicians and molecular biologists with experience in the diagnostic products, medical products, semiconductor, computer software and electronics industries. None of our employees are represented by a collective bargaining agreement, nor have we experienced work stoppages. We believe that we maintain good relationships with our employees. Our success depends in large part on our ability to attract and retain skilled and experienced employees.

Seasonality

        Customer purchasing patterns do not show significant seasonal variation, although demand for instrumentation systems usually is highest in the fourth quarter of the calendar year as customers spend unused capital budget allocations before the end of the financial year.

Financial Information About Industry Segments

        We operate in one business segment, which consists of our entire product line. A summary of net revenues from external customers and long-lived assets attributed to each of our geographic areas for the fiscal years ended December 31, 2002, 2001 and 2000, is incorporated herein by reference to Note 15 of the Notes to Consolidated Financial Statements included in this report.

Financial Information About Geographic Areas

        During the year ended December 31, 2002, we made significant investments in Europe, which continued to be our fastest growing region. We began selling our products direct to customers in Japan in January 2003. However, Amersham Biosciences K.K. will continue to handle order processing, stockholding, physical distribution and customer invoicing on our behalf during 2003, up to December 31, 2003, at the latest.

        We expect to see more rapid growth in international regions than within the United States until our sales more closely match other mature providers of tools to the life sciences businesses.

        Our consolidated net product revenues from customers outside of the United States for fiscal years 2002, 2001 and 2000 were $88.0, $62.9 and $55.5 million, or 35%, 32% and 32%, respectively, of our consolidated net product revenues. For additional information, see Note 15 of the Notes to Consolidated Financial Statements included in this report.

Available Information

        Our internet address is www.affymetrix.com. We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

RISKS RELATED TO OUR BUSINESS

        We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The following discussion highlights some of these risks and others are discussed elsewhere in this Annual Report on Form 10-K.

We have a history of operating losses and may incur future losses.

        We have experienced significant operating losses since inception. We incurred net losses of $1.6 million in 2002 and $33.1 million in 2001. Although we had net income of $0.6 million and $2.9 million for the three months ended September 30, 2002 and December 31, 2002, respectively, we have no assurance of continued profitability.

Our quarterly results have historically fluctuated significantly and may continue to fluctuate unpredictably, which could cause our stock price to decrease.

        Our revenues and operating results may fluctuate significantly due in part to factors that are beyond our control and which we cannot predict. Because our expenses are largely fixed in the short to medium term, any material shortfall in revenues will materially reduce our profitability and may cause us to experience losses. In particular, our revenue growth and profitability depend on sales of our GeneChip® products. Factors that could cause sales for these products to fluctuate include:

  •
  our inability to produce products in sufficient quantities and with appropriate quality;

  •
  the loss of or reduction in orders from key customers;

  •
  the frequency of experiments conducted by our customers;

  •
  our customers' inventory of GeneChip® products;

  •
  the receipt of relatively large orders with short lead times; and

  •
  our customers' expectations as to how long it takes us to fill future orders.

        Some additional factors that could cause our operating results to fluctuate include:

  •
  weakness in the global economy and changing market conditions;

  •
  general economic conditions affecting our target industries; and

  •
  changes in the attitude of the pharmaceutical industry towards the use of genetic information.

        Each of these factors have impacted, and may in the future impact, the demand for our products and our quarterly operating results. Although we are expanding our customer base, our revenues are generated from a relatively small number of pharmaceutical and biotechnology companies and academic research centers. We expect that these customers will in the aggregate continue to account for a substantial portion of revenues for the foreseeable future.

Our business depends on research and development spending levels for pharmaceutical and biotechnology companies and academic and governmental research institutions.

        We expect that our revenues in the foreseeable future will be derived primarily from products and services provided to pharmaceutical and biotechnology companies and academic, governmental and other research institutions. Our success will depend upon their demand for and use of our products and services. Our operating results may fluctuate substantially due to reductions and delays in research and development expenditures by these customers. These reductions and delays may result from factors that are not within our control, such as:

  •
  changes in economic conditions;

  •
  changes in government programs that provide funding to companies and research institutions;

  •
  changes in the regulatory environment affecting life sciences companies and life sciences research;

  •
  market-driven pressures on companies to consolidate and reduce costs; and

  •
  other factors affecting research and development spending.

We may lose customers if we are unable to manufacture our products and ensure their proper performance and quality.

        We produce our GeneChip® products in an innovative and complicated manufacturing process which has the potential for significant variability in manufacturing yields. We may experience difficulties in meeting customer, collaborator and internal demand, in which case we could lose customers or be required to delay new product introductions, and demand for our products could decline. Furthermore, if our products do not consistently meet our customers' performance expectations, demand for our products will decline. Because we have a relatively limited production history, we cannot be sure we fully understand all of the factors that affect our manufacturing processes or product performance. As a result, manufacturing and product quality issues may arise as we increase production rates at our manufacturing facility and launch new products.

        We rely on internal quality control procedures to verify our manufacturing process. We test only selected probe arrays from each wafer and only selected probes on such probe arrays. It is therefore possible that probe arrays that do not meet all of our performance specifications may not be identified before they are shipped. We have observed a variety of product performance issues at low frequency, including problems aligning software grids with array images, speckling on some arrays, and fluorescent haze in a variety of patterns on array images. On one occasion we discovered ambiguities in a gene database build that was used in the design of a set of our GeneChip® arrays. As a result, we redesigned these arrays and had discussions with our affected customers to address their individual needs and to offer replacement arrays to these customers. Customer concern over the accuracy of the probe sequences on our arrays affected sales of this set of arrays as well as other products. We believe our acquisition of Neomorphic, Inc. in 2000 further enabled us to refine and ensure the accuracy of the public domain sequence databases. Despite these efforts, because of the rapidly evolving nature of the public domain sequence databases, sequence errors and ambiguities may not be found prior to the commercial release of a product.

We depend on a limited number of suppliers and we will be unable to manufacture our products if shipments from these suppliers are delayed or interrupted.

        We depend on our vendors to provide components in required volumes, at appropriate quality and reliability levels, and in compliance with regulatory requirements. Key parts of the GeneChip® product line, such as the hybridization oven, certain reagent kits and lithographic masks as well as certain raw materials used in the synthesis of probe arrays, are currently available only from a single source or limited sources. For example, we rely on Enzo Diagnostics, Inc. to manufacture various labeling kits recommended for the processing of samples for use with probe arrays in expression analysis applications. In addition, components of our manufacturing equipment and certain raw materials used in the synthesis of probe arrays are available from one of only a few suppliers. If supplies from these vendors were delayed or interrupted for any reason, we would not be able to get manufacturing equipment, produce probe arrays, or sell scanners or other components for our GeneChip® products in a timely fashion or in sufficient quantities or under acceptable terms.

Our success will require that we establish a strong intellectual property position and that we can defend ourselves against intellectual property claims from others.

        Maintaining a strong patent position is critical to our competitive advantage. Litigation on these matters has been prevalent in our industry and we expect that this will continue. Patent law relating to the scope of claims in the technology fields in which we operate is still evolving and the extent of future protection is highly uncertain, so there can be no assurance that the patent rights that we have or may obtain will be valuable. Others have filed, and in the future are likely to file, patent applications that are similar or identical to ours or those of our licensors. To determine the priority of inventions, we will have to participate in interference proceedings declared by the United States Patent and Trademark Office that could result in substantial costs in legal fees and could substantially affect the scope of our patent protection. We cannot assure investors that any such patent applications will not have priority over our patent applications. In addition, we have incurred and may in future periods incur substantial costs in litigation to defend against patent suits brought by third parties and when we initiate such suits. We currently are engaged in litigation regarding our intellectual property rights with Applera Corporation. For additional information concerning intellectual property litigation, see the section of this Form 10-K entitled "Legal Proceedings."

        In addition to patent protection, we also rely upon copyright and trade secret protection for our confidential and proprietary information. There can be no assurance, however, that such measures will provide adequate protection for our copyrights, trade secrets or other proprietary information. In addition, there can be no assurance that trade secrets and other proprietary information will not be disclosed, that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to or disclose our trade secrets and other proprietary information. There can be no assurance that we can effectively protect our copyrights, trade secrets or other proprietary information. If we cannot obtain, maintain or enforce intellectual property rights, competitors can design probe array systems similar to our GeneChip® technology.

        Our success depends in part on us neither infringing patents or other proprietary rights of third parties nor breaching any licenses that may relate to our technologies and products. We are aware of third-party patents that may relate to our technology, including reagents used in probe array synthesis and in probe array assays, probe array scanners, synthesis techniques, polynucleotide amplification techniques, assays, and probe arrays. We routinely receive notices claiming infringement from third parties as well as invitations to take licenses under third party patents. There can be no assurance that we will not infringe on these patents or other patents or proprietary rights or that we would be able to obtain a license to such patents or proprietary rights on commercially acceptable terms, if at all.

We expect to face increasing competition.

        The market for clinical applications products is currently limited and highly competitive, with several large companies already having significant market share. Companies such as Abbott Laboratories, Becton Dickinson, Bayer AG, Roche, Johnson & Johnson, bioMérieux and Beckman Coulter have the strategic commitment to diagnostics, the financial and other resources to invest in new technologies, substantial intellectual property portfolios, substantial experience in new product development, regulatory expertise, manufacturing capabilities and the distribution channels to deliver products to customers. Established diagnostic companies also have an installed base of instruments in several markets, including clinical and reference laboratories, which are not compatible with the GeneChip® system and could deter acceptance of our products. In addition, these companies have formed alliances with genomics companies which provide them access to genetic information that may be incorporated into their diagnostic tests.

        Future competition will likely come from existing competitors as well as other companies seeking to develop new technologies for sequencing and analyzing genetic information. In addition, pharmaceutical and biotechnology companies have significant needs for genomic information and may choose to develop or acquire competing technologies to meet these needs. In the clinical applications field, competition will likely come from established diagnostic companies, companies developing and marketing DNA probe tests for genetic and other diseases and other companies conducting research on new technologies to ascertain and analyze genetic information.

If we are unable to maintain our relationships with collaborative partners, we may have difficulty developing and selling our products and services.

        We believe that our success in penetrating our target markets depends in part on our ability to develop and maintain collaborative relationships with key companies as well as with key academic researchers. Currently, our significant collaborative partners include Millennium Pharmaceuticals, Inc. in the development of GeneChip® technology applications for use in drug discovery and development, Nuvelo, Inc. in the development and commercialization of a DNA sequencing chip, and Roche and bioMérieux in the development of our diagnostic chip products. Relying on these or other collaborative relationships is risky to our future success because:

  •
  our partners may develop technologies or components competitive with our GeneChip® products;

  •
  our existing collaborations may preclude us from entering into additional future arrangements;

  •
  our partners may not obtain regulatory approvals necessary to continue the collaborations in a timely manner;

  •
  some of our agreements may terminate prematurely due to disagreements between us and our partners;

  •
  our partners may not devote sufficient resources to the development and sale of our products;

  •
  our partners may be unable to supply products to us on a timely basis;

  •
  our collaborations may be unsuccessful; or

  •
  we may not be able to negotiate future collaborative arrangements on acceptable terms.

Our success depends on the continuous development of new products.

        We compete in markets that are new, intensely competitive, highly fragmented and rapidly changing, and many of our current and potential competitors have significantly greater financial, technical, marketing and other resources. In addition, many current and potential competitors have greater name recognition, more extensive customer bases and access to proprietary genetic content. The continued success of our GeneChip® products will depend on our ability to produce products with smaller feature sizes and greater information capacity at our current or lower costs. If we fail to keep pace with emerging technologies our products will become uncompetitive, our pricing and margins will decline and our business will suffer.

Our current sales, marketing and technical support organization may limit our ability to sell our products.

        To assist our sales and support activities, we have entered into distribution agreements through certain distributors, principally in markets outside of North America, Europe and Japan. These and other third parties on whom we rely for sales, marketing and technical support in these geographic areas may decide to develop and sell competitive products or otherwise become our competitors, which could harm our business. Although we have invested significant other resources to expand our direct sales force and our technical and support staff, including the opening of a Tokyo office in January 2003 to provide direct sales in that region, we may not be able to establish a sufficiently sized global sales, marketing or technical support organization to sell, market or support our products globally.

Risks associated with export sales and operations.

        Our plan to continue to expand our international presence entails a number of risks, including: unexpected changes in, or impositions of, legislative or regulatory requirements, including export and trade barriers and taxes; longer payment cycles and greater difficulty in accounts receivable collection; and currency exchange fluctuations. We are also subject to general geopolitical risks in connection with international operations, such as political, social and economic instability, potential hostilities and changes in diplomatic and trade relationships. We cannot assure investors that one or more of the foregoing factors will not have a material adverse effect on our business, financial condition and operating results or require us to modify our current business practices.

We may be exposed to liability due to product defects.

        The risk of product liability claims is inherent in the testing, manufacturing, marketing and sale of human diagnostic and therapeutic products. We may seek to acquire additional insurance for clinical liability risks. We may not be able to obtain such insurance or general product liability insurance on acceptable terms or in sufficient amounts. A product liability claim or recall could have a serious adverse effect on our business, financial condition and results of operations.

Concerns surrounding the use of genetic information could reduce demand for our products.

        Genetic testing has raised ethical issues regarding privacy and the appropriate uses of the resulting information. For these reasons, governmental authorities may call for limits on or regulation of the use of genetic testing or prohibit testing for genetic predisposition to certain conditions, particularly for those that have no known cure. Similarly, such concerns may lead individuals to refuse to use genetics tests even if permissible. Any of these scenarios could reduce the potential markets for our clinical applications products, which could have a material adverse effect on our business, financial condition and results of operations.

Healthcare reform and restrictions on reimbursements may limit our returns on diagnostic products that we may develop with our collaborators.

        We may develop diagnostic or therapeutic products with our collaborators. The ability of our collaborators to commercialize such products may depend, in part, on the extent to which reimbursement for the cost of these products will be available under U.S. and foreign regulations governing reimbursement for clinical testing services by government authorities, private health insurers and other organizations. In the U.S., third-party payor price resistance, the trend towards managed health care and legislative proposals to reform health care or reduce government insurance programs could reduce prices for health care products and services, adversely affect the profits of our customers and collaborative partners and reduce our future royalties.

We may not successfully obtain regulatory approval of any diagnostic or other product which we or our collaborative partners develop.

        The United States Food and Drug Administration must approve any drug product before it can be marketed in the U.S. A drug product must also be approved by the regulatory agencies of foreign governments before the product can be sold outside the U.S. Commercialization of any therapeutic, diagnostic or other product, including diagnostic testing products, outside of the research environment that we or our collaborators may develop may depend upon successful completion of preclinical studies and clinical trials. Preclinical testing and clinical development are long, expensive and uncertain processes and we do not know whether we, or any of our collaborative partners, will be permitted to undertake clinical trials of any potential products. It may take us or our collaborative partners many years to complete any such testing, and failure can occur at any stage of testing. Delays or rejections of potential products may be encountered based on changes in regulatory policy for product approval during the period of product development and regulatory agency review. Moreover, if and when our projects reach clinical trials, we or our collaborative partners may decide to discontinue development of any or all of these projects at any time for commercial, scientific or other reasons. Any of the foregoing matters could have a material adverse effect on our business, financial condition and results of operations.

        Even where a product is exempted from FDA clearance or approval, the FDA may impose restrictions as to the types of customers to which we can market and sell our products. Such restrictions may materially and adversely affect our business, financial condition and results of operations.

        Medical device laws and regulations are also in effect in many countries, ranging from comprehensive device approval requirements to requests for product data or certifications. The number and scope of these requirements are increasing. We may not be able to obtain regulatory approvals in such countries or may incur significant costs in obtaining or maintaining our foreign regulatory approvals. In addition, the export by us of certain of our products which have not yet been cleared for domestic commercial distribution may be subject to FDA or other export restrictions.

Because our business depends on key executives and scientists, our inability to recruit and retain these people could hinder our business expansion plans.

        We are highly dependent on our officers and our senior scientists and engineers, including scientific advisors. Our product development and marketing efforts could be delayed or curtailed if we are unable to attract or retain key talent.

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

        To expand our research, product development and sales efforts we need additional people skilled in areas such as bioinformatics, organic chemistry, information services, regulatory affairs, manufacturing, sales, marketing and technical support. Competition for these people is intense. We will not be able to expand our business if we are unable to hire, train and retain a sufficient number of qualified employees. There can be no assurance that we will be successful in hiring or retaining qualified personnel, and our failure to do so could have a material adverse impact on our business, financial condition and results of operations.

Perlegen, with which we have a customer, investment and technology relationship, is a development stage company.

        Perlegen is a development stage company and there can be no assurance that it will achieve commercial success. Although in January 2003 Perlegen completed a $30 million round of private financing in which we did not participate, there can be no assurance as to the availability or terms of any necessary future financing. If Perlegen were required to curtail or suspend operations or have difficulty raising any additional required financing to fund operations, negative consequences to us could occur, including (i) reduction in the underlying value of our holdings in Perlegen (we currently account for our approximate 43% ownership interest in Perlegen on a zero basis in our financial statements), (ii) inability to collect accounts receivable ($7.4 million at February 28, 2003) arising under our wafer supply arrangement, and (iii) a decline in gross product margins if our commercial volumes were not sufficient enough to offset any shortfall in volume from Perlegen. For additional information concerning our relationship with Perlegen, including our ownership interest in Perlegen, our collaborative relationship with Perlegen and existing relationships between certain of our directors and officers and Perlegen, see the sections of this Form 10-K entitled "Our Collaborative Partners," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 9 of Notes to Consolidated Financial Statements.

Our strategic equity investments may result in losses.

        We periodically make strategic equity investments in various publicly traded and non-publicly traded companies with businesses or technologies that may complement our business. The market values of these strategic equity investments may fluctuate due to market conditions and other conditions over which we have no control. Other than temporary fluctuations in the market price and valuations of the securities that we hold in other companies will require us to record losses relative to our ownership interest. This could result in future charges on our earnings and as a result, it is uncertain whether or not we will realize any long term benefits associated with these strategic investments.

Future acquisitions may disrupt our business and distract our management.

        We have previously engaged in acquisitions and may do so in the future in order to exploit technology or market opportunities. If we acquire another company, we may not be able to successfully integrate the acquired business into our existing business in a timely and non-disruptive manner or at all. Furthermore, an acquisition may not produce the revenues, earnings or business synergies that we anticipate. If we fail to integrate the acquired business effectively or if key employees of that business leave, the anticipated benefits of the acquisition would be jeopardized. The time, capital management and other resources spent on an acquisition that fails to meet our expectations could cause our business and financial condition to be materially and adversely affected. In addition, acquisitions can involve non-recurring charges and amortization of significant amounts of deferred stock compensation that could adversely affect our results of operations.

The market price of our common stock has been extremely volatile.

        The market price of our common stock is extremely volatile. To demonstrate the volatility of our stock price, during the twelve-month period ending on March 1, 2003, the volume of our common stock traded on any given day has ranged from 293,400 to 5,729,500 shares, a 1,853% difference. Moreover, during that period, our common stock has traded as low as $13.80 per share and as high as $31.00 per share, a 125% difference. Based on the reported high and low prices, the market price of our common stock has changed as much as $3.49 per share in a single day and its market price has changed more than $3.00 per share 4 times in a single day during the twelve-month period ending March 1, 2003.

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

Location	Approximate Square Feet	Operation	Own or Lease (Expiration)
Bedford	80,000 sq. ft.	R&D, manufacturing, administrative	Lease expires 2011
Emeryville	11,000 sq. ft.	Software development	Lease expires 2005
Santa Clara	93,000 sq. ft.	R&D, administrative	Lease expires 2013
Singapore	1,700 sq. ft.	Administrative	Lease expires 2004
Sunnyvale	20,000 sq. ft.	Former manufacturing facility	Lease expires 2003
	31,000 sq. ft.	R&D	Lease expires 2008
	57,000 sq. ft.	Administrative	Lease expires 2010
Tokyo	10,800 sq. ft.	Administrative	Lease expires 2005
United Kingdom	10,000 sq. ft.	Administrative	Lease expires 2016
West Sacramento	52,000 sq. ft. on approximately ten acres of land	Manufacturing	Own (facility and land)

ITEM 3. LEGAL PROCEEDINGS

GENERAL

        We have been in the past and continue to be a party to litigation which has consumed and may in the future continue to consume substantial financial and managerial resources and which could adversely affect our business, financial condition and results of operations. If in any pending or future intellectual property litigation involving us or our collaborative partners, we are found to have infringed the valid intellectual property rights of third parties, we, or our collaborative partners, could be subject to significant liability for damages, could be required to obtain a license from a third party, which may not be available on reasonable terms or at all, or could be prevented from manufacturing and selling our products. In addition, if we are unable to enforce our patents and other intellectual property rights against others, or if our patents are found to be invalid or unenforceable, third parties may more easily be able to introduce and sell DNA array technologies that compete with our GeneChip® technology, and our competitive position could suffer. We expect to devote substantial financial and managerial resources to protect our intellectual property rights and to defend against the claims described below as well as any future claims asserted against us. Further, because of the substantial amount of discovery required in connection with any litigation, there is a risk that confidential information could be compromised by disclosure.

STANFORD UNIVERSITY SETTLEMENT

        On December 2, 2002, Affymetrix, Inc. ("Affymetrix") entered into a settlement agreement with The Board of Trustees of the Leland Stanford Junior University ("Stanford"), and Incyte Pharmaceuticals, Inc. ("Incyte") resolving the following matters: Incyte Pharmaceuticals, Inc., et al. v. Affymetrix, Inc., Case No. C99-21111 JF (N.D. Cal.), Patrick O. Brown, et al. v. Stephen P.A. Fodor, et al., Patent Interference No. 104,358 (Bd. Of Patent App. and Inter.); Patrick O. Brown, et al. v. Stephen P.A. Fodor, et al., Patent Interference No. 104,359 (Bd. Of Patent App. and Inter.), the Affymetrix Opposition to European Patent No. EP B 10804 731, and the Affymetrix opposition to Australian Patent No. AU709276 (2962/95). A final judgment was entered by Judge Fogel in the Incyte Pharmaceuticals, Inc., et al. v. Affymetrix, Inc., Case No. C99-21111 JF (N.D. Cal.) on December 4, 2002.

        As previously disclosed in Affymetrix' filings with the Securities and Exchange Commission, the litigation to which this settlement relates arose from Incyte's and Stanford's complaint of dissatisfaction with certain decisions of the United States Patent and Trademark Office Board of Patent Appeals and Interferences.

        In connection with the settlement, Affymetrix and Stanford agreed to mutual releases of claims from one another. In addition, Affymetrix agreed to provide funding to support two fellowships under the Bio-X Program at Stanford. Affymetrix does not expect that such funding obligations will have a material effect on Affymetrix' business, financial condition or results of operations. Affymetrix is not required to license any of its intellectual property rights to Stanford as part of the settlement.

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

        On April 17, 2002, the New York Court heard oral argument on Applera's motions to bifurcate or dismiss certain of our claims, including claims of breach of contract and antitrust violations by Applera. On May 24, 2002, the Court rejected Applera's motion to dismiss our breach of contract and antitrust claims and agreed to bifurcate and stay discovery on antitrust issues as well as on all damages issues. Following the Court's order, on June 6, 2002, Applera filed its counterclaim in the New York case alleging infringement of four of the five patents originally asserted in the Delaware action. We filed a motion seeking summary judgment that the last to expire of Applera's subject patents had, in fact, expired as a matter of law in 2001 in accordance with a terminal disclaimer that had been filed in the Patent Office during prosecution of that patent. On December 24, 2002 the court granted our motion. As a result of the Court's ruling, it is now clear that all of the patents asserted by Applera have expired. Discovery is ongoing and no trial date has been set.

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

ADMINISTRATIVE LITIGATION AND PROCEEDINGS

        The Company's intellectual property is expected to be subject to significant additional administrative and litigation actions. For example, in Europe and Japan, third parties are expected to oppose significant patents that we own or control. Currently, Multilyte Ltd. and ProtoGene Laboratories, Inc. are parties that have filed oppositions against our EP 0-619-321 Patent in the European Patent Office, and PamGene B.V. has filed an opposition against our EP 0 728 520. Also, Abbott Laboratories, Applera, Clondiag and CombiMatrix are parties in opposition against our EP 0 834 575. Abbott Laboratories, CombiMatrix, PamGene B.V., Applera and Dr. Peter Schneider have filed oppositions against our EP 0 834 576. These procedures will result in the patents being either upheld in their entireties, allowed to issue in amended form in designated European countries, or revoked.

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

        No matters were submitted during the fourth quarter of the year ended December 31, 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock is traded on the Nasdaq National Market System under the symbol of AFFX. The following table sets forth, for the periods indicated, the low and high bid prices per share for our common stock as reported by the Nasdaq National Market.

	Low	High
2001
First Quarter	$24.63	$72.63
Second Quarter	$19.90	$50.50
Third Quarter	$13.98	$26.40
Fourth Quarter	$15.41	$41.00
2002
First Quarter	$21.19	$41.95
Second Quarter	$19.21	$29.49
Third Quarter	$13.80	$24.08
Fourth Quarter	$19.50	$29.17

        As of March 20, 2003, there were approximately 443 holders of record of our common stock.

        No dividends have been paid on the common stock. We currently intend to retain all future earnings, if any, for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected historical consolidated financial information has been derived from our audited consolidated financial statements. The balance sheet data as of December 31, 2002 and 2001 and statements of operations data for each of the three years in the period ended December 31, 2002 are derived from audited consolidated financial statements included in this Form 10-K. You should read this table in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8, "Financial Statements and Supplementary Data."

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenue:
Product	$248,538	$194,936	$173,546	$98,168	$36,932
Revenue from Perlegen Sciences	21,559	11,491	—	—	—
Research	7,282	4,728	5,780	8,059	14,522
License fees and royalties	12,495	13,719	21,504	2,847	959

Total revenue	289,874	224,874	200,830	109,074	52,413

Cost and expenses:
Cost of product revenue	88,315	72,522	70,884	42,219	15,226
Cost of revenue from Perlegen Sciences	21,000	11,491	—	—	—
Research and development	69,520	68,197	57,384	43,524	38,433
Selling, general and administrative(1)	96,260	94,374	113,429	53,590	31,640
Merger related costs(2)	—	—	2,395	—	—
Amortization of deferred stock compensation(2)	8,388	12,663	2,118	—	—
Amortization of goodwill and purchased intangibles(2)	1,125	6,223	997	—	—
Charge for in-process technology(2)	—	—	14,989	—	—

Total costs and expenses	284,608	265,470	262,196	139,333	85,299

Income (loss) from operations	5,266	(40,596)	(61,366)	(30,259)	(32,886)
Interest income and other, net(3)	13,535	27,655	26,340	7,025	4,882
Interest expense	(19,730)	(19,880)	(18,364)	(2,270)	(65)

Loss before income taxes	(929)	(32,821)	(53,390)	(25,504)	(28,069)
Income tax (provision) benefit	(701)	(300)	(600)	—	1,269

Net loss	(1,630)	(33,121)	(53,990)	(25,504)	(26,800)
Preferred stock dividends	—	—	—	(2,055)	(2,321)

Net loss attributable to common stockholders	$(1,630)	$(33,121)	$(53,990)	$(27,559)	$(29,121)

Basic and diluted net loss per common share	$(0.03)	$(0.58)	$(0.98)	$(0.54)	$(0.62)

Shares used in computing basic and diluted net loss per common share(4)	58,018	57,382	55,035	51,167	46,932

Balance Sheet Data:
Cash, cash equivalents, and available-for-sale securities	$361,458	$368,823	$436,030	$226,440	$84,933
Working capital	371,708	372,718	418,302	231,382	84,883
Total assets	601,403	580,015	620,780	326,587	142,185
Long-term obligations(3)	380,222	378,000	383,000	158,000	8,261
Convertible redeemable preferred stock	—	—	—	—	49,857
Accumulated deficit	(212,944)	(211,314)	(178,193)	(124,203)	(96,644)
Total stockholders' equity	134,936	129,010	147,130	131,932	68,915

(1)
Selling, general and administrative expense in 2001 and 2000 include charges of approximately $6.4 million and $18.6 million, respectively, related to settlement of litigation.

(2)
See Notes 2 and 17 to the Consolidated Financial Statements included in this report.

(3)
In September 1999, we issued $150 million principal amount of 5% convertible subordinated notes. In February 2000, we issued $225 million principal amount of 4.75% convertible subordinated notes. In August 2001, we repurchased $5.0 million principal amount of the 4.75% notes for total consideration of $3.3 million. In connection with the transaction, we recorded an extraordinary gain of approximately $1.7 million in fiscal 2001 which was reclassified during fiscal 2002 to "interest income and other, net" in accordance with Financial Accounting Standard ("FAS") 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." In December 2002, we repurchased an additional $1.1 million principal amount of the 4.75% notes for total consideration of approximately $0.9 million. In connection with the transaction we recorded a gain of $0.2 million which is included in interest income and other, net.

(4)
See Note 2 to the Consolidated Financial Statements included in this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        We have developed and intend to establish our GeneChip® system as the platform of choice for acquiring, analyzing and managing complex genetic information. Our integrated GeneChip® platform consists of disposable DNA probe arrays containing gene sequences on a chip, certain reagents for use with the probe arrays, a scanner and other instruments used to process the probe arrays, and software to analyze and manage genetic information obtained from the probe arrays. We sell our products directly to pharmaceutical, biotechnology, agrochemical, diagnostics and consumer products companies as well as academic research centers, private foundations and clinical reference laboratories in the United States, Europe and Japan. We also sell some of our products through authorized distributors, principally in the Asia Pacific region.

  Perlegen Sciences, Inc.

        In October 2000, we formed Perlegen Sciences, Inc. ("Perlegen") as a wholly-owned subsidiary. In March 2001, we contributed to Perlegen the rights to use certain intellectual property with no cost basis and we have rights to use and commercialize certain data generated by Perlegen in the array field. From Perlegen's inception through March 30, 2001 the operating results of Perlegen were consolidated into our financial statements. On March 30, 2001, Perlegen completed a private financing with outside investors raising approximately $100 million, which reduced our ownership position in Perlegen to approximately 53%. Two of the outside investors in this financing included trusts of which two of our current directors are trustees. The investments by these trusts represented less than $0.6 million of the total financing for Perlegen. In connection with Perlegen's March 30, 2001 financing, we, and certain of our affiliates, including our chief executive officer Stephen P.A. Fodor, placed a portion of our collective holdings (approximately 8%) into an irrevocable voting trust, relinquishing certain voting rights and, as such, we relinquished control of Perlegen. Under the terms of the voting trust, the trustee, U.S. Bank Corp. (formerly State Street Bank and Trust Company of California), was required to vote the shares held in the trust on all matters subject to shareholder vote in proportion to the votes of all non-Affymetrix shareholders. In addition, the terms of the voting trust allow it to be terminated once Affymetrix and its affiliates cease to own 45% or more of the voting securities of Perlegen. As of December 31, 2002, we continued to hold an approximately 53% economic ownership interest in Perlegen but maintained no direct control over Perlegen's operations.

        On January 9, 2003, we entered into an agreement with Perlegen to license certain Perlegen technologies that are expected to accelerate our plan to design and commercialize microarrays for whole genome and candidate region DNA analysis. In addition to broadening our access to Perlegen technologies, this licensing agreement advances by approximately three years Affymetrix' prior commercialization rights to the Perlegen single nucleotide polymorphism (SNP) database for development of chip-based products. Under the terms of the licensing agreement, we paid Perlegen a total of $15 million in cash and granted Perlegen a $3 million credit which will be applied against the margin on our future sales of chips to Perlegen. This credit expires in three years. This new agreement eliminates any future royalty obligations for array products that we commercialize based on information contained in Perlegen's SNP database. In order to account for this transaction, we engaged an independent third party to conduct a valuation analysis of the licenses acquired. Based upon that independent valuation, we expect to record a charge of approximately $10.3 million related to in-process research and development in the first quarter of 2003. The remaining $4.7 million will be recorded as an intangible asset and will be amortized over the useful lives of the various components of the asset from six to ten years.

        On January 27, 2003, Perlegen announced that it completed the first closing of a private financing round led by Maverick Capital, raising an aggregate of approximately $30.2 million. On February 21, 2003, Perlegen completed this financing with a second closing raising an additional amount of approximately $2.1 million. As a result of this financing, our collective equity ownership in Perlegen (including that of our affiliates) was reduced to approximately 43% and the voting trust was terminated. One of the outside investors in this financing included a trust of which one of our current directors is a trustee. The investment by this trust represented $25,000 of the total financing for Perlegen. In connection with Perlegen's January 27, 2003 financing, we agreed to have the right to designate two members of Perlegen's Board of Directors which shall consist of not more than seven members. Previously, we had the right to designate three of the seven members of Perlegen's Board. Our two current designees to Perlegen's Board are also members of our Board of Directors.

        We account for our ownership interest in Perlegen on the equity method as we and our affiliates do not control the strategic, operating, investing and financing activities of Perlegen. As our investment in Perlegen has no basis for accounting purposes under generally accepted accounting principles, we have not recorded any proportionate share of Perlegen's operating losses in our financial statements since the completion of Perlegen's initial financing.

        Pursuant to a supply agreement with Perlegen, we sell whole wafers to Perlegen for use in Perlegen's research and development activities at our fully burdened cost of manufacturing. If Perlegen uses the wafers or arrays supplied by us in commercial activities for the benefit of third parties, then Perlegen is obligated to make additional royalty payments for such use of these wafers so that we receive normal commercial margins on these wafers. For the years ended December 31, 2002 and 2001, we recorded revenue of $21.6 million and $11.5 million and a cost of revenue of $21.0 million and $11.5 million, respectively, as reflected in the accompanying consolidated statements of operations. At December 31, 2002 and 2001, the amounts due from Perlegen were $8.8 million and $9.2 million, respectively, and have been included in accounts receivable in the accompanying consolidated balance sheet. Amounts due from Perlegen are payable to us on our normal commercial terms. We have no obligations to provide funding to Perlegen nor do we guarantee or otherwise have any obligations related to the liabilities or results of operations of Perlegen or its investors.

  Acquisition of Neomorphic, Inc.

        In October 2000, we acquired Neomorphic, Inc. ("Neomorphic"), a privately-held, computational genomics company. We issued 1,285,636 shares of our common stock and $2.4 million in cash in exchange for all of Neomorphic's outstanding capital stock. In addition, we assumed Neomorphic's stock options, which if fully vested and exercised, would result in the issuance of 122,797 shares of our common stock. The transaction was accounted for as a purchase and the results of Neomorphic's operations have been included in the consolidated results from the date of acquisition. Approximately $15.0 million of the purchase price was expensed in the fourth quarter of 2000 for the purchase of in-process research and development. The remaining $29.6 million purchase price was allocated to goodwill ($23.1 million), existing technology ($3.4 million), the assembled workforce ($1.3 million), notes receivable ($0.9 million) and various assets ($0.9 million). The allocation was based on an independent third-party valuation. Developed technology is being amortized on a straight-line basis over three years. Goodwill and assembled workforce was amortized on a straight-line basis in fiscal 2000 and 2001 over five years and three years, respectively until the Company's adoption of SFAS 142 on January 1, 2002. (See "Recent Accounting Pronouncements" below.)

  Acquisition of Genetic MicroSystems, Inc.

        In February 2000, we completed our acquisition of Genetic MicroSystems, Inc. ("GMS"), a privately held Massachusetts instrumentation company specializing in DNA array technology. Under the terms of the acquisition, the outstanding shares of GMS common and preferred stock were converted into an aggregate of 1,939,798 shares of our common stock. In addition, we assumed GMS' stock options and warrants which if fully vested and exercised would result in the issuance of 200,202 shares of our common stock. The merger has been accounted for as a pooling of interests and accordingly, the consolidated financial statements reflect the combined operations of both companies.

  Stock Option Exchange Program

        On March 7, 2002, we filed a Schedule Tender Offer, as subsequently amended on April 4, 2002, with the Securities and Exchange Commission relating to an offer (the "Offer") to current employees (excluding officers as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) of the Company or its wholly owned subsidiaries, to exchange all of the options outstanding under the Affymetrix, Inc. Amended and Restated 1993 Stock Plan, Affymetrix, Inc. 1998 Stock Incentive Plan, Affymetrix/Genetic MicroSystems 1998 Stock Option Plan, Affymetrix/Neomorphic 1998 Stock Option Plan, and Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan (collectively, the "Plans") to purchase shares of the Company's common stock ("Common Stock"), for new options (the "New Options") to purchase shares of the Common Stock to be granted under the Plans, upon the terms and subject to the conditions described in an Offer to Exchange and related Letter of Transmittal. Following the expiration of the Offer on April 12, 2002, we accepted for exchange options to purchase 2,272,984 shares of its common stock (the "Tendered Options"), representing approximately 27.5% of the 8,269,774 options that were eligible to be tendered in the Offer. After a period of more than six months and a day from the expiration date of the Offer, on October 16, 2002 we granted New Options to purchase an aggregate of 1,276,234 shares of common stock in exchange for the Tendered Options. The New Options were granted with exercise prices equal to $23.185 which was the fair market value of our common stock on October 16, 2002. Executive officers of the Company were not permitted to participate in the offer.

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

  History Of Operating Losses

        We have incurred operating losses in each year since our inception, including a loss of approximately $1.6 million for the year ended December 31, 2002 and, as of such date, had an accumulated deficit of approximately $212.9 million. Our losses have resulted principally from costs incurred in research and development, manufacturing and from selling, general and administrative costs associated with our operations, including the costs of patent related litigation. These costs have exceeded our revenues and interest income, which to date have been generated principally from product sales, technology access and other license fees, royalties, collaborative research and development agreements, and from interest earned on cash and investment balances. Our ability to generate significant revenues and become profitable is dependent in large part on our ability to expand our customer base, increase sales of our current products to existing customers, manage our expense growth, and enter into additional supply, license and collaborative arrangements as well as on our ability and that of our collaborative partners to successfully manufacture and commercialize products incorporating our technologies in new applications and in new markets.

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

RESULTS OF OPERATIONS

  YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

        PRODUCT REVENUE.    Product sales increased to $248.5 million in 2002, up 28% from $194.9 million in 2001. The increase was primarily due to growth in unit sales and an increase in the average sales price of GeneChip® probe arrays and related supplies. Revenue from sales of probe arrays and related supplies increased to $155.4 million in 2002, up from $101.5 million in 2001. Revenue from the sale of instruments was $46.2 million in 2002 and $45.8 million in 2001. Other product revenue, which primarily consists of subscription fees earned under EasyAccess™ agreements, service revenue, and related product revenue decreased to $46.9 million in 2002, down from $47.6 million in 2001.

        REVENUE FROM PERLEGEN SCIENCES, INC.    Revenue from the sale of wafers to Perlegen, an affiliated party, was $21.6 million in 2002, up from $11.5 million in 2001. The increase was due to increased sales of wafers to Perlegen and the fact that Perlegen was a wholly owned subsidiary of Affymetrix until March 30, 2001 and therefore, its activities in the first quarter of 2001 were consolidated into the financial results of Affymetrix. In addition, when Perlegen uses the wafers or arrays supplied by us in commercial activities for the benefit of third parties, then Perlegen is obligated to make additional payments for such wafers so that we receive normal commercial margins on these wafers. We recognized revenues of $0.6 million in 2002 related to payments for such wafers. The revenue associated with the margin on third party activities represented approximately 2.8% of the total revenue received from Perlegen. In 2003, we expect the level of revenue from the sale of wafers to Perlegen to decrease consistent with its contractual obligations.

        RESEARCH REVENUE.    Research revenue includes custom probe array design fees, full-time-equivalent ("FTE") support for the Company's research collaborations, and grant funding. Research revenue increased to $7.3 million in 2002, up from $4.7 million in 2001. The increase was primarily due to an increase in custom probe array design fees related to our GeneChip® CustomExpress™ array program.

        LICENSE FEES AND ROYALTY REVENUES.    License fees and royalty revenues decreased to $12.5 million in 2002, down from $13.7 million in 2001. The decrease in license fees and royalty revenues was primarily due to a decrease in significant new license agreements. Licenses permit the licensees to utilize our intellectual property on a non-exclusive basis over specified periods for either internal research and development, or in some cases, for commercialization of products.

        COST OF PRODUCT REVENUES AND GROSS MARGINS.    Cost of product revenue increased to $88.3 million in 2002, up 22% from $72.5 million in 2001. The increase in cost of product revenues resulted principally from unit growth of approximately 121,000 GeneChip® probe arrays in product sales. Gross margins on product sales improved to 65% in 2002, up from 63% in 2001. Principal factors that favorably impacted gross margins included: favorable changes in product sales mix, increased production volumes of 33% for probe arrays resulting in improved overhead absorption, and improved probe array manufacturing yields.

        COST OF PERLEGEN REVENUES.    Pursuant to a supply agreement with Perlegen, we sell whole wafers to Perlegen for use in Perlegen's research and development activities at our fully burdened cost of manufacturing. Cost of Perlegen revenue increased to $21.0 million in 2002, up from $11.5 million in 2001. The increase was due to increased sales of wafers to Perlegen and the fact that Perlegen was a wholly owned subsidiary of Affymetrix until March 30, 2001 and therefore, its activities in the first quarter of 2001 were consolidated into our financial results. We expect the cost of Perlegen revenues to decline in 2003 as Perlegen's contractual obligations to purchase wafers decreases.

        RESEARCH AND DEVELOPMENT EXPENSES.    Research and development expenses, which primarily consist of basic research, product research and development and manufacturing process and development, increased to $69.5 million in 2002, up from $68.2 million in 2001. In 2001, research and development expenses included $4.5 million of expenses associated with Perlegen that are not included in 2002. Excluding the expenses related to Perlegen, the increase in 2002 was primarily due to expanded investments in basic research as well as in the development costs associated with our new GeneChip® Scanner 3000. We believe a substantial investment in research and development is essential to a long-term sustainable competitive advantage and critical to expansion into additional high throughput markets such as toxicogenomics, pharmacogenomics and clinical applications. We expect research and development spending to increase as basic research and product research and development efforts continue to expand.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.    Selling, general and administrative expenses increased to $96.3 million in 2002, up from $94.4 in 2001. The increase in selling, general and administrative expenses was primarily due to an increase of $15.0 million related to increased investments in the worldwide sales, marketing, technical support, and administrative infrastructures. Specifically in 2002, we significantly expanded our European operations and established our sales and support infrastructure in Japan. This growth in spending was partially offset by a decrease of $13.1 million in legal expense as the result of settlement of litigation. Selling, general and administrative expenses are expected to continue to increase as we expand sales, marketing, and technical support functions, increase headcount in management and administrative functions, prosecute and defend our intellectual property position and defend against claims made by third parties in ongoing litigation. We expect legal costs to vary substantially as the intensity of legal activity changes. There can be no assurance that we have adequately estimated our exposure for potential damages associated with pending or future litigation.

        AMORTIZATION OF DEFERRED STOCK COMPENSATION.    Upon the acquisition of Neomorphic in October 2000, the fair value of unvested common stock subject to restricted stock agreements and the intrinsic value of the unvested options held by employees were deducted from the purchase price and allocated to deferred stock compensation. The deferred stock compensation of $30.0 million is being amortized to compensation expense over the remaining vesting term, generally two to four years. The fair value of unvested options held by non-employees was also deducted from the purchase price and will be periodically revalued as they vest in accordance with applicable accounting guidance. Stock compensation expense decreased to $8.4 million in 2002 compared to $12.7 million in 2001.

        AMORTIZATION OF GOODWILL AND PURCHASED INTANGIBLES.    We incurred charges of $1.1 million in 2002 for the amortization of purchased intangibles related to the acquisition of Neomorphic, Inc., down from $6.2 million in 2001. The decrease is due to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") on January 1, 2002. In accordance with SFAS 142, we have reclassified $0.8 million of assembled workforce to goodwill and ceased the amortization of goodwill. We also completed our review for potential impairment of goodwill as of June 30, 2002, and concluded there was no impairment of goodwill. In addition, there were no indicators of potential impairment at December 31, 2002.

        INTEREST INCOME AND OTHER, NET.    Interest income and other, net decreased to $13.5 million in 2002, down from $27.7 million in 2001. The decrease in interest income and other, net was primarily due to a decrease in interest income because we experienced lower returns on our cash and marketable securities portfolio. In 2002, we recorded a $4.0 million write down related to an other-than-temporary decline in the value of our investment in Orchid Biosciences, Inc. and a $0.8 million unrealized loss related to the equity method treatment of our investment in a venture capital limited partnership.

        In addition, we recognized fewer gains on the repurchase of our convertible subordinated notes. In 2001, gains from the repurchase of our convertible subordinated notes were reported as extraordinary income. The gains were reclassified during fiscal 2002 from extraordinary income in accordance with Financial Accounting Standard ("FAS") 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" to interest and other income.

        INTEREST EXPENSE.    Interest expense increased to $19.7 million in 2002, down from $19.9 million in 2001. Interest expense is primarily comprised of interest that we pay on our convertible subordinated notes which come due in 2006 and 2007.

        INCOME TAX PROVISION.    The provision for income tax was approximately $0.7 million in 2002, up from $0.3 million in 2001. In 2002, the provision consists of current taxes accrued on the profits attributable to our foreign operations and state taxes. In 2001, the provision consists of current taxes accrued on the profits attributable to our foreign operations. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the historical operating performance and the reported cumulative net losses in all prior years, at December 31, 2002, we provided a full valuation allowance against our net deferred tax assets.

        As of December 31, 2002, we had federal and state net operating loss carryforwards for income tax purposes of approximately $236.0 million and $37.0 million, respectively, which will expire at various dates in 2004 through 2022, if not utilized. In addition, we have federal and state research and development credit carryforwards of approximately $6.0 million and $5.0 million, respectively, which expire at various dates beginning in 2008 through 2022, if not utilized. Utilization of the net operating loss and tax credit carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. We believe the effect of such limitations will not result in the expiration of the net operating loss and tax credit carryforwards before utilization.

  YEARS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

        PRODUCT REVENUE.    Product sales increased to $194.9 million in 2001, up 12% from $173.5 million in 2000. The increase was primarily due to growth in unit sales partially offset by a decline in the average selling price of GeneChip® probe arrays and an increase in the average selling price of GeneChip® systems partially offset by a decline in unit sales of spotted array products. Shipments of GeneChip® probe arrays increased to $101.5 million in 2001, up from $70.0 million in

2000. Shipments of instruments decreased to $45.8 million in 2001 down from $56.6 million in 2000, primarily due to the decreased sales of spotted array instrumentation in the low-density array market. Other product revenue, which primarily consists of subscription fees earned under EasyAccess™ agreements, service revenue, and related product revenue increased to $47.7 million in 2001, up from $47.0 million in 2000.

        In the first quarter of 2001, we discovered ambiguities in the UniGene U74 database build that was used in the design of the Murine Genome U74 set of GeneChip® arrays. As a result, we redesigned these arrays and had discussions with our affected customers to address their individual needs. Based on these discussions, we offered replacement arrays to these customers. All replacement arrays were shipped by the end of the third quarter of 2001. Product revenues in 2001 were negatively impacted as a result of this situation.

        REVENUE FROM PERLEGEN SCIENCES, INC.    We sell whole wafers to Perlegen at our fully burdened cost of manufacturing. Revenue and cost of revenue for the year ended December 31, 2001 was $11.5 million. Except for the increased manufacturing leverage gained through increased manufacturing volume from the production of whole wafers for Perlegen, revenue from sales to Perlegen did not have any net impact on our consolidated statements of operations.

        RESEARCH REVENUE.    Research revenue includes custom probe array design fees, full-time-equivalent ("FTE") support for our research collaborations and grant funding. Research revenue decreased to $4.7 million in 2001, down from $5.8 million in 2000. The decline in research revenue is primarily the result of lower activity under government grants.

        LICENSE FEES AND ROYALTY REVENUES.    License fees and royalty revenues decreased to $13.7 million in 2001, down from $21.5 million in 2000. The decrease in license fees and royalty revenues was primarily due to a lower level of license fee activity in 2001. Specifically, in 2000 we recognized license fees of approximately $6.0 million from parties licensed to manufacture and sell low-density arrays and to distribute our low-density array equipment.

        COST OF PRODUCT REVENUES AND GROSS MARGINS.    Cost of product revenue increased to $72.5 million in 2001, up 2% from $70.9 million in 2000. The increase in cost of product revenues resulted principally from the unit growth of approximately 104,000 GeneChip® probe arrays in product sales. Gross margins on product sales improved to 63%, up from 59% in 2000. Principal factors that favorably impacted gross margins included: improved manufacturing yields, technologies and processes related to the GeneChip® probe arrays, increased production volumes of probe arrays and favorable changes in product sales mix. Factors negatively impacting gross margins included additional warranty expenses and provisions for excess inventory associated with instrumentation and the spotting array business. Our decision in March 2001 to replace Murine Genome U74 arrays that contained incorrect probe sequences arising from ambiguities that we discovered in the UniGene U74 database build, resulted in an incremental warranty expense of $1.8 million to cover costs associated with the replacement of Murine Genome U74 set of arrays sold in calendar year 2000. We recorded an additional charge of $0.8 million in the first quarter of 2001 to cover replacement costs of the Murine Genome U74 arrays sold in the first quarter of 2001. The charges recorded in 2000 and the first quarter of 2001 were based upon the number of replacement arrays.

        RESEARCH AND DEVELOPMENT EXPENSES.    Research and development expenses, which primarily consist of basic research, product research and development and manufacturing process and development, increased to $68.2 million in 2001, up from $57.4 million in 2000. The increase in research and development expenses was primarily due to a full year in 2001 of the integration of Neomorphic which was acquired in October 2000 and the hiring of additional research and development personnel. We recorded $4.5 million in research and development expenses associated with Perlegen in the first quarter of 2001.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.    Selling, general and administrative expenses decreased to $94.4 million in 2001, down from $113.4 million in 2000. The decrease in selling, general and administrative expenses was primarily due to a decline in legal expenses in 2001 associated with our patent litigation. Specifically, we incurred significantly higher legal costs in 2000 as compared to 2001 primarily associated with the settlement with Oxford Gene Technology, Ltd. ("OGT"), for which a charge of $18.6 million was recorded in 2000. In 2001, we incurred lower legal expenses as a result of the settlements with OGT, Incyte and Nuvelo.

        MERGER RELATED COSTS.    Merger related costs of $2.4 million in 2000 were comprised of transaction costs arising from the acquisition of GMS which was accounted for as a pooling of interests.

        AMORTIZATION OF DEFERRED STOCK COMPENSATION.    Stock compensation expense increased to $12.7 million in 2001 as compared to $2.1 in 2000. Stock compensation expense relates principally to the amortization of deferred stock compensation resulting from the acquisition of Neomorphic, Inc. which occurred in October 2000. The increase in stock compensation expense in 2001 was the result of a full year of amortization in 2001 compared to two months of amortization in 2000.

        AMORTIZATION OF GOODWILL AND PURCHASED INTANGIBLES.    Goodwill of $17.8 million (net of accumulated amortization of $5.4 million at December 31, 2001) was generated from the acquisition of Neomorphic and represents the difference between the purchase price and the fair value of the net assets acquired. Goodwill is being amortized on a straight-line basis over five years. Other intangible assets of $2.9 million (net of accumulated amortization of $1.8 million at December 31, 2001) arising from the purchase of Neomorphic include existing technology and the assembled workforce. These assets are being amortized on a straight-line basis over three years. Upon the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") on January 1, 2002, we reclassified $0.8 million of assembled workforce to goodwill and ceased the amortization of goodwill.

        INTEREST INCOME AND OTHER, NET.    Interest income and other, net increased to $27.7 million in 2001, up from $26.3 million in 2000. In 2001, we realized gains of $5.8 million as a result of the sale of investments and $1.7 million from the repurchase of convertible subordinated notes that was previously classified as extraordinary income. In connection with the repurchase of the convertible subordinated notes, we recorded extraordinary income of approximately $1.7 million in fiscal 2001 which was reclassified during fiscal 2002 to interest and other income, in accordance with Financial Accounting Standard ("FAS") 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Excluding these gains, interest income decreased in 2001 as compared to 2000 as a result of lower average cash balances and lower yields on investments.

        INTEREST EXPENSE.    Interest expense increased to $19.9 million in 2001, up from $18.4 million for 2000. The increase was primarily due to the interest expense associated with the convertible subordinated notes.

        INCOME TAX PROVISION.    The provision for income taxes was approximately $0.3 million in 2001, down from $0.6 million in 2000. The provision consists of current taxes accrued on the profits attributable to our foreign operations for 2001 and 2000. The decrease is attributable to reduced withholding taxes. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the historical operating performance and the reported cumulative net losses in all prior years, at December 31, 2001, we have provided a full valuation allowance against our net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

        We have financed our operations primarily through product sales, sales of equity and debt securities, collaborative agreements, interest income, and licensing of our technology. Our material future obligations are as follows (in thousands):

	Total	2003	2004-2005	2006-2007	After 2007
Convertible subordinated notes	$368,900	$—	$—	$368,900	$—
Operating leases	68,835	6,429	14,835	13,819	33,752
BCI commitment (Note 3)	5,000	—	5,000	—	—
Other commitments	9,250	1,300	1,700	2,000	4,250

Total contractual obligations	$451,985	$7,729	$21,535	$384,719	$38,002

        Net cash provided in operating activities was $31.2 million in 2002 compared to net cash used of $26.9 million in 2001 and $19.6 million in 2000. The improvement in net cash flow from operating activities was primarily due to the decrease in our net loss, an increase in our accounts payable and accrued liability balances partially offset by an increase in our accounts receivable. In 2002 and 2001, the net cash used for operations was primarily to fund our operating losses as well as our working capital requirements. Operating lease commitments increased $41.4 million due to the signing of four lease extensions for some of our facilities in California and the addition of a lease associated with our office in Japan.

        Our investing activities, other than purchases, sales and maturities of available-for-sale securities, consisted of capital expenditures, which totaled $24.4 million in 2002, $33.4 million 2001, and $26.5 million in 2000. Capital expenditures for 2000 through 2002 included investments in facilities and production and laboratory equipment. In addition, during 2002, $4.0 million was invested in non-marketable equity securities and another $7.3 million in technology rights. In 2001, we provided a loan of $4.0 million to Nuvelo. The loan bears interest at 7.5%, matures in 2006 and is repayable by Nuvelo at any time. The loan balance plus accrued interest was $4.3 million as of December 31, 2002. At December 31, 2002, Nuvelo was not in compliance with certain financial covenants under the loan agreement. As a result, we can require Nuvelo to repay amounts due under the loan agreement with a combination of shares of Nuvelo common stock and cash, at Nuvelo's option. Management believes Nuvelo will ultimately be able to comply with the terms of the loan agreement.

        Net cash provided by financing activities was $3.6 million in 2002, $5.2 million in 2001 and $241.0 million in 2000. In 2002, we repurchased $1.1 million face value of the convertible subordinated notes that bear interest at 4.75% per annum for cash consideration of $0.9 million and recognized a gain of $0.2 million. In addition, net proceeds of $4.5 million resulted from the exercise of stock options. During 2001, we repurchased $5.0 million face value of the convertible subordinated notes that bear interest at 4.75% per annum for cash consideration of $3.3 million and recognized a gain of $1.7 million. The 2000 cash flows from financing activities are primarily the result of the issuance of $225.0 million of convertible subordinated notes in February 2000. The convertible subordinated notes bear interest at 4.75% per annum and mature in 2007.

        As of December 31, 2002, we had cash, cash equivalents, and available-for-sale securities of approximately $361.5 million. We anticipate that our existing capital resources will enable us to maintain currently planned operations and planned capital expenditures for the foreseeable future. However, this expectation is based on our current operating plan and capital expenditure plan, which is subject to change, and therefore we could require additional funding. In addition, we expect that our capital requirements will increase over the next several years as we expand our worldwide commercial operations, expand our manufacturing capabilities, increase our investments in third parties and expand our research and development efforts. Our long-term capital expenditure requirements will depend on numerous factors, including: the expansion of commercial scale manufacturing capabilities; our ability to maintain existing collaborative and customer arrangements and establish and maintain new collaborative and customer arrangements; the progress of our research and development programs; initiation or expansion of research programs and collaborations; the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; the effectiveness of product commercialization activities and arrangements; the purchase of patent licenses; and other factors. We have no credit facility or other committed sources of capital. To the extent capital resources are insufficient to meet future capital requirements, we will have to raise additional funds to continue the development of our technologies. There can be no assurance that such funds will be available on favorable terms, or at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to our stockholders. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into collaboration agreements on unattractive terms. Our inability to raise capital would have a material adverse effect on our business, financial condition and results of operations.

CRITICAL ACCOUNTING POLICIES

        Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements. However, certain accounting policies are particularly important to the reporting of our financial position and results of operations and require the application of significant judgment by our management. As a result they are subject to an inherent degree of uncertainty. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Our significant accounting policies include:

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

        Research revenue is comprised of amounts earned from services performed pursuant to commercial collaboration agreements, including custom probe array design fees, as well as government grants. Research revenue is recorded in the period in which the costs are incurred or at the time the custom probe array design is completed. Payments received related to substantive at-risk milestones are recognized upon the occurrence or completion of the milestone events. Direct costs associated with these contracts and grants are reported as research and development expense. While milestone events are specified in our contracts, we must apply judgment in determining whether a milestone was substantially at risk and therefore justify the recognition of related revenue as the culmination of a separate earnings process. To date, milestone revenue has not been a significant portion of our research revenues.

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

        A portion of our sales and accounts receivable are denominated in foreign currencies. Historically, we have not hedged our foreign currency exposures and have not had significant foreign currency differences. However, in 2002 we established a Foreign Exchange Risk Management Committee ("FXRMC") which has been chartered to review and manage foreign currency exposures. In early 2003, we began hedging activities in order to manage the risks associated with a portion of our foreign currency exposures.

  AVAILABLE-FOR-SALE SECURITIES

        We report all debt securities with maturities at the date of purchase of three months or less that are readily convertible into cash and have insignificant interest rate risk as cash equivalents. Cash equivalents and available-for-sale securities consist of marketable equity and debt securities. Management determines the appropriate classification of debt securities at the time of purchase. As of December 31, 2002 and 2001, our investments in debt securities are classified as available-for-sale and are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income in stockholders' equity. The cost of debt securities is adjusted for amortization of premiums and discounts to maturity. This amortization is included in interest income. Realized gains and losses on available-for-sale securities are also included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. The fair values of securities are based on quoted market prices. All of our available-for-sale securities are included in current assets as management considers the securities readily available to fund current operations.

  ACCOUNTING FOR PERLEGEN AND OTHER EQUITY INVESTMENTS

        As of December 31, 2002, we owned an approximately 53% ownership interest in Perlegen and we have accounted for our ownership interest in Perlegen on the equity method since March 30, 2001 as we determined that we do not control its operations. Factors we considered in determining our level of control in Perlegen included the fact that we and certain of our affiliates had placed approximately 8% of our voting rights into an irrevocable voting trust which was required to vote in proportion to the votes of the other shareholders, we had no ability to terminate or modify the trust unilaterally, we had the right to appoint only three out of seven seats on Perlegen's board and we had no commitment to provide additional funding to Perlegen.

        Following Perlegen's January 27, 2003 financing, our ownership interest in Perlegen was reduced to approximately 43%. As such, we continue to account for our ownership interest in Perlegen on the equity method as we and our affiliates continued to collectively control less than 50% of the voting shares of Perlegen and also continued to have no control over the strategic, operating, investing and financing activities of Perlegen. Factors we consider in determining our level of control in Perlegen included the fact that we and certain of our affiliates own less than 50% of the voting shares of Perlegen, we have the right to appoint only two out of seven seats on Perlegen's board and we have no commitment to provide additional funding to Perlegen. See Note 9 to the Condensed Consolidated Financial Statements for further discussion of our accounting related to Perlegen.

        Equity investments in venture-stage entities is classified on our classified balance sheet in other assets. We periodically assess the carrying value of these equity investments based on information available to the Company. These investments are accounted for on the cost method because we own less than 20% of the respective entities and we do not have significant influence over the operations of the issuers. We record gains/losses upon sale of the investment, and losses when there has been an other than temporary decline in the value of these investments. We recognized expense of $4.8 million in 2002 and no expense in 2001 and 2000 as a result of charges related to other than temporary declines in the fair values of certain of our marketable equity securities.

  ACCOUNTS AND NOTES RECEIVABLE

        Trade accounts receivables are recorded at net invoice value and notes receivables are recorded at contractual value plus accrued interest. Interest income on notes receivable is recognized according to the terms of each related agreement. We consider receivables past due based on the related contractual terms. We review our exposure to amounts receivable and reserve specific amounts if collectibility is no longer reasonably assured. We also reserve a percentage of the net trade receivable balance based on collection history.

  INVENTORIES

        We carry our inventories at the lower of cost or market, cost being determined on the first-in, first-out method. We apply judgment in determining the provisions for slow moving, excess and obsolete inventories based on historical experience and anticipated product demand.

  ACCOUNTING FOR GOODWILL, ACQUIRED TECHNOLOGY RIGHTS AND OTHER INTANGIBLE ASSETS

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

        Goodwill represents the difference between the purchase price and the fair value of the net assets acquired arising from the acquisition of Neomorphic in October, 2000. Prior to 2002, goodwill was amortized using the straight-line method over five years. On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). In accordance with SFAS 142, we reclassified $0.8 million of assembled workforce to goodwill and has ceased amortization of goodwill. All remaining and future acquired goodwill will be subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach.

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

  RECENT ACCOUNTING PRONOUNCEMENTS

        On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 provides a single accounting model for, and supersedes previous guidance on, accounting and reporting for the impairment/disposal of long-lived assets. SFAS 144 sets new criteria for the classification of assets held-for-sale and changes the reporting of discontinued operations. The adoption of SFAS 144 had no significant impact on our consolidated financial statements.

        In April 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," ("SFAS 145") which we adopted as of July 1, 2002. The rescission of FAS 4, "Reporting Gains and Losses from Extinguishment of Debt," automatically defaults issuers to APB 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction," that is to distinguish transactions that are a part of an entity's recurring operations from those that are unusual and infrequent. We have concluded that these repurchases are not unusual or infrequent, and therefore are not extraordinary in nature. In accordance with the transition provisions of SFAS 145, we have reclassified the gain related to the repurchase of convertible notes to other income in the accompanying statements of operations instead of an extraordinary gain from repurchase of convertible notes as it was originally reported for the year ended December 31, 2001.

        In June 2002, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS 146 and Issue 94-3 relates to SFAS 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the FASB in this Statement is that an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. Severance pay under SFAS 146, in many cases, would be recognized over time rather than up front. The FASB decided that if the benefit arrangement requires employees to render future service beyond a "minimum retention period" a liability should be recognized as employees render service over the future service period even if the benefit formula used to calculate an employee's termination benefit is based on length of service. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS 146 is not expected to have a material impact on our results of operations and financial position.

        In November 2002, the FASB issued the FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which clarifies the requirements for a guarantor's accounting and disclosures of certain guarantees issued and outstanding. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. Consistent with the Interpretation, we have adopted the disclosure requirements in this Form 10-K and will adopt the provisions effective for guarantees issued or modified after December 31, 2002 in its fiscal quarter ending March 31, 2003. The adoption of the recognition and measurement provisions of FIN 45 is not expected to have a material impact on our results of operations and financial position.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition & Disclosure"—an Amendment of SFAS No. 123. This Statement provides three alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The new disclosure requirements of SFAS 148 are effective for financial reports of annual periods ending and for interim periods beginning after December 15, 2002. We have elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25 (or APB 25), "Accounting for Stock Issued to Employees," to account for employee stock options. In accordance with SFAS 148, we have adopted the annual period disclosure requirements in this Form 10-K and will adopt the disclosure provisions effective for interim periods in its fiscal quarter ending March 31, 2003.

        In January 2003, the FASB issued Interpretation No. 46 (or FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structures used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 is not expected to have a material impact on our results of operations and financial position.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

        The primary objective of our investment activities is to preserve principal while at the same time maximize yields without significantly increasing risk. To achieve this objective, we invest our excess cash in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of less than three years.

        The table below presents the principal amounts and weighted-average interest rates by year of maturity for our investment portfolio subject to interest rate risk:

	2003	2004	2005	Thereafter	Total	Fair Value at December 31, 2002
ASSETS:
Available-for-sale securities	$127,368	$202,053	$2,100	$—	$331,521	$333,109
Average interest rate	3.2%	4.2%	5.1%
Loan receivable	$—	$—	$—	$4,300	$4,300	$4,300
Average interest rate				7.5%
LIABILITIES:
5% convertible subordinated notes due 2006	$—	$—	$—	$150,000	$150,000	$133,500
Average interest rate				5.00%
4.75% convertible subordinated notes due 2007	$—	$—	$—	$218,900	$218,900	$180,877
Average interest rate				4.75%

        We are exposed to equity price risks on the marketable portion of equity securities in our portfolio of investments entered into to further our business and strategic objectives. We typically do not attempt to reduce or eliminate our market exposure on these securities. A 10% adverse change in equity prices would not result in a material decrease in our available-for-sale securities for fiscal 2002 and result in a decrease of approximately $0.6 million for fiscal 2001 based on our position at December 31, 2002 and 2001, respectively. However, actual results may differ materially.

        We derive a portion of our revenues in foreign currencies, predominantly in Europe and Japan. Historically, we have not hedged our foreign currency exposures and have not had significant foreign currency differences. However, in 2002 we established a Foreign Exchange Risk Management Committee ("FXRMC") which has been chartered to review and manage foreign currency exposures. In early 2003, the FXRMC began hedging activities by using currency forward contracts to manage a portion of the currency exposures created from our activities denominated in foreign currencies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
Affymetrix, Inc.

        We have audited the consolidated balance sheets of Affymetrix, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Affymetrix, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets.

                      /s/ ERNST & YOUNG LLP

Palo Alto, California,
January 29, 2003

AFFYMETRIX, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2002	2001
ASSETS:
Current assets:
Cash and cash equivalents	$67,888	$58,795
Available-for-sale securities	293,570	310,028

	361,458	368,823
Accounts receivable, net of allowances for doubtful accounts of $2,835 in 2002 and $1,847 in 2001	65,986	44,812
Inventories	26,739	28,812
Prepaid expenses	3,380	2,937
Other current assets	390	339

Total current assets	457,953	445,723
Property and equipment, net	72,836	72,728
Acquired technology rights, net	23,039	17,636
Goodwill	18,601	18,601
Other intangible assets, net	938	2,062
Notes receivable from employees	1,674	1,404
Other assets	26,362	21,861

	$601,403	$580,015

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable and accrued liabilities	$66,864	$53,428
Deferred revenue	19,381	19,577

Total current liabilities	86,245	73,005
Other long-term liabilities	8,322	5,000
Convertible subordinated notes	368,900	370,000
Commitments and contingencies (Note 10)
Common stock purchase rights	3,000	3,000
Stockholders' equity:
Common stock, $0.01 par value; 200,000 shares authorized; 58,504 and 58,007 shares issued and outstanding at December 31, 2002 and 2001, respectively	585	580
Additional paid-in capital	355,515	349,375
Notes receivable from stockholders	(720)	(634)
Deferred stock compensation	(8,015)	(14,873)
Accumulated other comprehensive income	515	5,876
Accumulated deficit	(212,944)	(211,314)

Total stockholders' equity	134,936	129,010

	$601,403	$580,015

See Accompanying Notes

AFFYMETRIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2002	2001	2000
REVENUE:
Product	$248,538	$194,936	$173,546
Revenue from Perlegen Sciences	21,559	11,491	—
Research	7,282	4,728	5,780
License fees and royalties	12,495	13,719	21,504

Total revenue	289,874	224,874	200,830

COSTS AND EXPENSES:
Cost of product revenue	88,315	72,522	70,884
Cost of revenue from Perlegen Sciences	21,000	11,491	—
Research and development	69,520	68,197	57,384
Selling, general and administrative	96,260	94,374	113,429
Merger related costs	—	—	2,395
Amortization of deferred stock compensation	8,388	12,663	2,118
Amortization of goodwill and purchased intangibles	1,125	6,223	997
Charge for acquired in-process technology	—	—	14,989

Total costs and expenses	284,608	265,470	262,196

Income (loss) from operations	5,266	(40,596)	(61,366)
Interest income and other, net	13,535	27,655	26,340
Interest expense	(19,730)	(19,880)	(18,364)

Loss before income taxes	(929)	(32,821)	(53,390)
Income tax provision	(701)	(300)	(600)

Net loss	$(1,630)	$(33,121)	$(53,990)

Basic and diluted net loss per common share	$(0.03)	$(0.58)	$(0.98)

Weighted-average shares used in computing basic and diluted net loss per common share	58,018	57,382	55,035

See Accompanying Notes

AFFYMETRIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

	Common Stock			Notes Receivable from Stockholders		Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital		Deferred Stock Compensation		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 1999	54,302	$543	$256,467	$(150)	$(119)	$(606)	$(124,203)	$131,932
Comprehensive loss:
Unrealized gain on available-for-sale securities of $13,052, net of reclassification adjustments for gains included in net loss of $366	—	—	—	—	—	12,686	—	12,686
Net loss	—	—	—	—	—	—	(53,990)	(53,990)

Comprehensive loss								(41,304)

Issuance of common stock upon exercise of stock options and warrants	1,555	15	16,060	—	—	—	—	16,075
Issuance of common stock for the purchase of Neomorphic, Inc	1,286	13	69,014	—	(29,978)	—	—	39,049
Amortization of deferred stock compensation	—	—	—	—	2,222	—	—	2,222
Fair value of stockholders' notes acquired upon acquisition of Neomorphic, Inc	—	—	—	(994)	—	—	—	(994)
Repayment of notes receivable from stockholders	—	—	—	150	—	—	—	150

Balance, December 31, 2000	57,143	571	341,541	(994)	(27,875)	12,080	(178,193)	147,130
Comprehensive loss:
Unrealized loss on available-for-sale securities of $375, net of reclassification adjustments for gains included in net loss of $5,829	—	—	—	—	—	(6,204)	—	(6,204)
Net loss	—	—	—	—	—	—	(33,121)	(33,121)

Comprehensive loss								(39,325)

Issuance of common stock upon exercise of stock options	864	9	7,834	—	—	—	—	7,843
Amortization of deferred stock compensation	—	—	—	—	13,002	—	—	13,002
Repayment of notes receivable from stockholders	—	—	—	765	—	—	—	765
Accretion of interest on notes receivable from stockholders	—	—	—	(405)	—	—	—	(405)

Balance, December 31, 2001	58,007	580	349,375	(634)	(14,873)	5,876	(211,314)	129,010
Comprehensive loss:
Unrealized loss on available-for-sale securities of $3,333, net of reclassification adjustments for gains included in net loss of $1,384	—	—	—	—	—	(4,717)	—	(4,717)
Foreign currency translation adjustment	—	—	—	—	—	(644)	—	(644)
Net loss	—	—	—	—	—	—	(1,630)	(1,630)

Comprehensive loss								(6,991)

Issuance of common stock upon exercise of stock options	497	5	4,535	—	—	—	—	4,540
Amortization of deferred stock compensation	—	—	1,605	—	6,858	—	—	8,463
Accretion of interest on notes receivable from stockholders	—	—	—	(86)	—	—	—	(86)

Balance, December 31, 2002	58,504	$585	$355,515	$(720)	$(8,015)	$515	$(212,944)	$134,936

See Accompanying Notes

AFFYMETRIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,630)	$(33,121)	$(53,990)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	21,955	16,290	11,066
Amortization of intangible assets	3,976	6,966	1,797
Gain from repurchase of convertible notes	(165)	(1,699)	—
Loss on disposal of equipment	436	156	167
Amortization of investment premiums, net	2,234	4,336	(4,389)
Stock compensation	8,463	12,663	2,222
Write down of equity investments	4,774	—	—
Realized gain on the sales of investments	(5,162)	(5,829)	(366)
Gain on sale of technology rights	—	(313)	—
Amortization of debt offering costs	1,765	1,780	1,748
Charge for in-process technology	—	—	14,989
Accretion of interest on notes receivable from stockholders	(86)	(405)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(21,174)	8,292	(28,437)
Inventories, net	2,073	(11,578)	(4,442)
Prepaid expenses	(443)	(780)	1,651
Other assets	(1,206)	(726)	(12,668)
Accounts payable and other accrued liabilities	15,665	(23,007)	38,005
Deferred revenue	(196)	33	13,076

Net cash provided by (used in) operating activities	31,279	(26,942)	(19,571)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of non-marketable equity investments	(4,000)	(2,200)	—
Capital expenditures	(24,409)	(33,408)	(26,494)
Purchases of available-for-sale securities	(639,588)	(344,382)	(720,499)
Loans receivable	—	(4,000)	—
Proceeds from sales or maturities of available-for-sale securities	650,318	458,411	525,186
Collection of notes receivable from employees	147	1,150	300
Increase in notes receivable from employees	(360)	(400)	(1,300)
Proceeds from the sale of equipment	—	479	—
Proceeds from the sale of technology rights	—	1,600	—
Purchases of technology rights	(7,255)	(4,000)	(1,850)
Purchase of Neomorphic, Inc. (net of cash received)	—	—	(2,150)

Net cash (used in) provided by investing activities	(25,147)	73,250	(226,807)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	4,540	7,843	16,075
Issuance of convertible subordinated debt	—	—	225,000
Repurchase of convertible notes	(935)	(3,301)	—
Repayment of notes receivable from stockholders	—	765	150
Principal payments on capital lease obligation	—	(83)	(261)

Net cash provided by financing activities	3,605	5,224	240,964

Effect of foreign currency translation on cash and cash equivalents	(644)	—	—
Net increase (decrease) in cash and cash equivalents	9,093	51,532	(5,414)
Cash and cash equivalents at beginning of year	58,795	7,263	12,677

Cash and cash equivalents at end of year	$67,888	$58,795	$7,263

Table continued on next page.

Table continued from previous page.

	Year Ended December 31,
	2002	2001	2000
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Payable for acquisition of technology rights	$3,000	$5,850	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	17,950	18,188	13,082

Taxes paid	119	100	600

Non-cash disclosure related to acquisition of Neomorphic, Inc.:
Tangible assets acquired (excluding $250 cash received)			$1,601
Acquired in-process research and development			14,989
Goodwill and other intangible assets acquired			27,785
Acquisition costs incurred			(2,355)
Liabilities assumed			(821)
Deferred stock compensation issued			29,978
Common stock and options issued			(69,027)

Cash paid for acquisition (net of $250 cash received)			$2,150

See Accompanying Notes

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

NOTE 1—NATURE OF OPERATIONS

        Affymetrix has developed and intends to establish its GeneChip® system and related microarray technology as the platform of choice for acquiring, analyzing and managing complex genetic information. The Company's integrated GeneChip® platform consists of disposable DNA probe arrays containing gene sequences on a chip, certain reagents for use with the probe arrays, a scanner and other instruments to process the probe arrays, and software to analyze and manage genetic information from the probe arrays. The Company's related microarray technology includes instrumentation, software and licenses for fabricating, scanning and collecting and analyzing results from low density microarrays. The Company commenced the first commercial sale for research use in August 1994, with broader commercial sales beginning in April 1996. The Company currently sells its products directly to pharmaceutical, biotechnology, agrochemical, diagnostics and consumer products companies as well as academic research centers, private foundations and clinical reference laboratories in North America, Europe and Japan. The Company also sells some of its products through authorized distributors, principally in Europe and the Asia Pacific region.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

        The consolidated financial statements include the accounts of Affymetrix and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company has accounted for its ownership interest in Perlegen Sciences, Inc. ("Perlegen") on the equity method since March 30, 2001 as the Company and its affiliates do not control the strategic, operating, investing and financing activities of Perlegen (see Note 9). The Company uses the cost basis of accounting for investments in which it holds less than a 20% ownership interest.

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

        In July 2000, the Company's Board of Directors approved a two-for-one stock split of its outstanding shares of common stock. The stock split entitled each stockholder of record at the close of business on August 21, 2000, to receive a stock dividend of one additional share for every share of Affymetrix common stock held on that date. Accordingly, all share and per share amounts contained in the consolidated financial statements have been retroactively adjusted to reflect this event.

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

FOREIGN CURRENCY

        Historically, the functional currency of Affymetrix' European subsidiaries ("European subsidiaries") was the U.S. dollar. Effective January 1, 2002, the Company changed the functional currency of its European subsidiaries to their respective local currencies due to the European subsidiaries' operations becoming more self-contained and integrated within Europe. As a result, the European subsidiaries' financial statements have been translated into U.S. dollars using the appropriate exchange rates with the resulting translation adjustments recorded directly to accumulated comprehensive income, a separate component of stockholders' equity. Currency transaction gains and losses are recognized in interest income and other, net and were $2.7 million net gain for 2002, $1.2 million net loss for 2001 and $0.3 million net loss for 2000.

REVENUE RECOGNITION

        Product revenues, including revenues from Perlegen Sciences, include sales of GeneChip® instrumentation, Affymetrix scanners and arrayers, software and probe arrays as well as subscription fees earned under EasyAccess™ agreements. Instrumentation and probe array revenues are recognized when earned, which is generally upon shipment and transfer of title to the customer and fulfillment of any significant post-delivery obligations. Reserves are provided for anticipated warranty expenses at the time the associated revenue is recognized. Revenue related to extended warranty arrangements is deferred and recognized over the applicable periods. Revenue from subscription fees earned under EasyAccess™ agreements is recorded ratably over the term of the agreement. Payments received in advance under these arrangements are recorded as deferred revenue until earned.

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

        Research revenue is comprised of amounts earned from services performed pursuant to commercial collaboration agreements, including custom probe array design fees related to our GeneChip® CustomExpress™ array program, as well as government grants. Research revenue is recorded in the period in which the costs are incurred or at the time the mask design is completed and the first lot of chips associated with a particular design are shipped. Payments received related to substantive at-risk milestones are recognized upon the occurrence or completion of the milestone events. Direct costs associated with these contracts and grants are reported as research and development expense. Agreements related to government grants will continue to be classified as research revenue.

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

SOFTWARE DEVELOPMENT COSTS

        Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. The Company's software is deemed to be technologically feasible at the point a working model of the software product is developed. Through December 31, 2002, for products developed by the Company, the period from attainment of technological feasibility to general release has been brief and qualifying costs were not significant. Accordingly, the Company has not capitalized any qualifying software development costs in the accompanying consolidated financial statements. The costs of developing routine enhancements are expensed as research and development costs as incurred because of the short time between the determination of technological feasibility and the date of general release of the related products.

        The Company applies Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Historically, internal use software costs were insignificant. During fiscal 2001 and 2002, the Company capitalized certain costs incurred to acquire internal use software, principally related to software coding, designing system interfaces, installation and testing of the software. The Company also capitalized certain website development costs during fiscal 2001. For the years end 2002 and 2001, the Company capitalized approximately $2.0 million and $4.8 million, respectively, in development costs for internal use software primarily associated with the implementation of our Enterprise Resource Planning system ("ERP") and our website. These costs will be amortized over their estimated useful lives (three to five years), beginning when the computer software is ready for its intended use.

ADVERTISING COSTS

        The Company expenses advertising costs as incurred. Advertising costs were $1.1 million for 2002, $1.4 million for 2001 and $0.9 million for 2000.

STOCK-BASED COMPENSATION

        At December 31, 2002, the Company has six stock-based employee and non-employee director compensation plans, which are described more fully in Note 13. The Company has elected to continue to follow the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations for these plans. During 2002, employee-based stock compensation relates to the modification of certain previously granted awards. No stock-based employee compensation cost is reflected in net loss for 2001 and 2000, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant in accordance with FASB Statement No. 148.

        The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, as amended by SFAS 148, to stock-based employee compensation (in thousands, except per share amounts):

	Year Ended December 31,
	2002	2001	2000
Net loss—as reported	$(1,630)	$(33,121)	$(53,990)
Add: Stock-based employee compensation expense included in reported net loss	1,605	—	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(40,676)	(61,022)	(60,531)

Pro forma net loss	$(40,701)	$(94,143)	$(114,521)

Loss per share:
Basic loss per common share—as reported	$(0.03)	$(0.58)	$(0.98)

Basic loss per common share—pro forma	$(0.70)	$(1.64)	$(2.08)

        The pro forma information above may not be representative of the effects on potential pro forma effects on results for future years.

        The fair value of options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 2002, 2001 and 2000 risk free interest rate of 1.9%, 3.6%, and 5.0%, respectively; a dividend yield of zero; volatility factors of the market price of the Company's common stock price of 0.81, 0.79, and 0.70, respectively; and a weighted average expected option term of one year from vested date.

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

        Based on this calculation, the weighted average fair value of options granted during 2002, 2001 and 2000 was $11.48, $17.52 and $36.10, respectively. For purposes of pro forma disclosures pursuant to SFAS 123, as amended by SFAS 148, the estimated fair value of the options in excess of the expense recognized in conjunction with the amortization of deferred compensation is amortized to expense over the options' vesting period, generally five years.

COMPREHENSIVE INCOME (LOSS)

        Comprehensive income (loss) is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on the Company's available-for-sale securities that are excluded from net loss and foreign currency translation adjustments. Total comprehensive income (loss) has been disclosed in the consolidated statement of stockholders' equity.

NET LOSS PER SHARE

        Basic net loss per share is calculated using the weighted-average number of common shares outstanding during the period less the weighted-average shares subject to repurchase. Diluted loss per share, which would give effect to the dilutive effect of stock options and warrants (calculated based on the treasury stock method), and convertible debt (calculated using an if-converted method), is the same as basic net loss per share because the Company is in a net loss position.

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Weighted-average shares outstanding	58,206	57,734	55,327
Less: weighted-average shares of common stock subject to repurchase	(188)	(352)	(292)

Weighted-averaged shares used in computing basic and diluted net loss per common share	58,018	57,382	55,035

        If and when the Company reports a net profit, diluted earnings per share will include common equivalent shares from outstanding stock options (on the treasury stock method) and subordinated convertible notes (on an if-converted basis). For each of the periods presented, as the Company is in a net loss position, these securities have been excluded as they had an antidilutive effect. The excluded securities, on an actual outstanding basis, were as follows (in thousands):

	Year Ended December 31,
	2002	2001	2000
Options and warrants	11,100	11,784	10,952
Convertible subordinated notes	3,803	3,810	3,841
Common stock subject to repurchase	132	244	279

CASH EQUIVALENTS, AVAILABLE-FOR-SALE SECURITIES AND INVESTMENTS

        Affymetrix reports all debt securities with maturities at the date of purchase of three months or less that are readily convertible into cash and have insignificant interest rate risk as cash equivalents. Cash equivalents and available-for-sale securities consist of marketable equity and debt securities. Management determines the appropriate classification of debt securities at the time of purchase. As of December 31, 2002 and 2001, Affymetrix' investments in debt securities are classified as available-for-sale and are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income in stockholders' equity. The cost of debt securities is adjusted for amortization of premiums and discounts to maturity. This amortization is included in interest income. Realized gains and losses on available-for-sale securities are also included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. The fair values of securities are based on quoted market prices. All of the Company's available-for-sale securities are included in current assets as management considers the securities readily available to fund current operations.

        The Company's equity investments in venture-stage entities are included in other assets. The Company periodically assesses the carrying value of these equity investments based on information available to the Company. These investments are accounted for on the cost method because the Company does not have significant influence over the operations of the issuers. The Company records gains/losses upon sale of the investment, and losses when there has been an other than temporary decline in the value of these investments. The Company recognized an expense of $4.8 million in 2002 and no expense in 2001 and 2000 as a result of charges related to other than temporary declines in the fair values of certain of our marketable equity securities.

ACCOUNTS AND NOTES RECEIVABLE

        Trade accounts receivables are recorded at net invoice value and notes receivables are recorded at contractual value plus accrued interest. Interest income on notes receivable is recognized according to the terms of each related agreement. The Company considers receivables past due based on the related contractual terms. The Company reviews its exposure to amounts receivable and reserve specific amounts if collectibility is no longer reasonably assured. The Company also reserves a percentage of the net trade receivable balance based on collection history.

INVENTORIES

        Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. Provisions for slow moving, excess and obsolete inventories are provided based on historical experience and anticipated product demand.

PROPERTY AND EQUIPMENT

        Property and equipment are recorded at cost and are depreciated for financial reporting purposes using the straight-line method over the estimated useful lives of the assets or the lease term, whichever is shorter. Equipment and furniture is depreciated over useful lives ranging from 3 to 7 years, company-owned buildings are depreciated over 25 years and leasehold improvements are depreciated over lease terms ranging from 5 to 10 years.

ACQUIRED TECHNOLOGY RIGHTS

        Acquired technology rights are comprised of licenses to technology covered by patents to third parties and are amortized over the expected useful life of the underlying patents, which range from one to fifteen years. Accumulated amortization of these rights amounted to $5.3 million and $2.5 million at December 31, 2002 and 2001, respectively.

GOODWILL AND OTHER INTANGIBLE ASSETS

        Goodwill represents the difference between the purchase price and the fair value of the net assets acquired arising from the acquisition of Neomorphic in October, 2000. Prior to 2002, goodwill was amortized using the straight-line method over five years. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). In accordance with SFAS 142, the Company has reclassified $0.8 million of assembled workforce to goodwill and has ceased amortization of goodwill.

        The following table presents reported net loss and adjusted net loss for the impact of SFAS 142 (in thousands, except per share amounts):

	Year Ended December 31,
	2002	2001	2000
Reported net loss	$(1,630)	$(33,121)	$(53,990)
Add back: Goodwill amortization	—	4,684	738
Amortization of assembled workforce	—	430	72

Adjusted net loss	$(1,630)	$(28,007)	$(53,180)

Basic and diluted net loss per share:
As reported	$(0.03)	$(0.58)	$(0.98)
Add back: Goodwill amortization	—	0.08	0.01
Amortization of assembled workforce	—	0.01	0.00

Adjusted basic and diluted net loss per share	$(0.03)	$(0.49)	$(0.97)

        The Company also completed its review for potential impairment of its goodwill as of June 30, 2002, and concluded there was no impairment of goodwill. All remaining and future acquired goodwill will be subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach.

        FAS 142 also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Other intangible assets of $0.9 million (net of accumulated amortization of $2.4 million and $1.8 million at December 31, 2002 and 2001, respectively) arising from the purchase of Neomorphic existing technology are currently being amortized on a straight-line basis over three years.

        The expected future annual amortization expense of our acquired technology rights and other intangible assets is as follows (in thousands):

For the Year Ending December 31,	Amortization Expense
2003	$3,651
2004	2,713
2005	2,697
2006	2,680
2007	2,680
Thereafter	9,556

Total expected future annual amortization	$23,977

IMPAIRMENT OF LONG-LIVED ASSETS

        Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

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

CONTINGENCIES

        The Company is subject to legal proceedings principally related to intellectual property matters. Based on the information available at the balance sheet dates, the Company assesses the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. If losses are probable and reasonably estimable, the Company will record a reserve in accordance with SFAS 5, "Accounting for Contingencies." Any reserves recorded may change in the future due to new developments in each matter.

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

        In April 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," ("SFAS 145") which the Company adopted as of July 1, 2002. The rescission of FAS 4, "Reporting Gains and Losses from Extinguishment of Debt," automatically defaults issuers to APB 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction," that is to distinguish transactions that are a part of an entity's recurring operations from those that are unusual and infrequent. The Company has concluded that these repurchases are not unusual or infrequent, and therefore are not extraordinary in nature. In accordance with the transition provisions of SFAS 145, the Company has reclassified the gain related to the repurchase of convertible notes to other income in the accompanying statements of operations instead of an extraordinary gain from repurchase of convertible notes as it was originally reported for the twelve months ended December 31, 2001. (See Note 11)

        In June 2002, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS 146 and Issue 94-3 relates to SFAS 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the FASB in this Statement is that an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. Severance pay under SFAS 146, in many cases, would be recognized over time rather than up front. The FASB decided that if the benefit arrangement requires employees to render future service beyond a "minimum retention period" a liability should be recognized as employees render service over the future service period even if the benefit formula used to calculate an employee's termination benefit is based on length of service. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS 146 is not expected to have a material impact on our results of operations and financial position.

        In November 2002, the FASB issued the FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which clarifies the requirements for a guarantor's accounting and disclosures of certain guarantees issued and outstanding. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. Consistent with the Interpretation, the Company has adopted the disclosure requirements in this Form 10-K and will adopt the provisions effective for guarantees issued or modified after December 31, 2002 in its fiscal quarter ending March 31, 2003. The adoption of the recognition and measurement provisions of FIN 45 is not expected to have a material impact on our results of operations and financial position.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition & Disclosure"—an Amendment of SFAS No. 123. This Statement provides three alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The new disclosure requirements of SFAS 148 are effective for financial reports of annual periods ending and for interim periods beginning after December 15, 2002. The Company has elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25 (or APB 25), "Accounting for Stock Issued to Employees," to account for employee stock options. In accordance with SFAS 148, the Company has adopted the annual period disclosure requirements in this Form 10-K and will adopt the disclosure provisions effective for interim periods in its fiscal quarter ending March 31, 2003.

        In January 2003, the FASB issued Interpretation No. 46 (or FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structures used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 is not expected to have a material impact on our results of operations and financial position.

NOTE 3—COLLABORATIVE AND RESEARCH AGREEMENTS

        The Company has agreements with many entities to develop and test probe arrays for the detection of certain gene sequences, mutations or organisms. Under such agreements, the Company may receive development fees and may receive payments upon achievement of certain technical goals. The Company also has research agreements with many universities and research organizations. The Company generally obtains rights to intellectual property arising from these agreements.

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

        Under the agreements, Affymetrix made a $5.9 million payment to Beckman in 1998 and agreed to provide a credit of $5.0 million to be applied against research and development services to be performed by the Company. Affymetrix has the option of performing or agreeing to perform such services by July 2005, or paying the amount of the unapplied credit in cash or stock to Beckman. This obligation is classified as a non-current liability in the accompanying consolidated balance sheet. The payments and obligations to Beckman were accounted for as the purchase of an intangible asset, which is being amortized on a straight-line basis over its estimated useful life of 15 years. At December 31, 2002 and 2001, accumulated amortization amounted to $3.0 million and $2.4 million, respectively.

BIOMÉRIEUX, INC. ("bioMérieux")

        In September 1996, bioMérieux and Affymetrix entered into a collaborative development agreement and associated supply agreement to develop and commercialize DNA probe arrays using the Affymetrix GeneChip® technology for clinical diagnostic kits for bacterial identification and antibiotic resistance analysis. The agreement provides for certain research funding, license and milestone payments. bioMérieux is also funding certain research activities at Affymetrix. Research revenue under this contract was approximately $0.7 million, $0.9 million, and $1.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. The associated research costs incurred approximated revenue for each of the years presented. Additionally, a manufacturing agreement was signed under which Affymetrix will manufacture GeneChip® probe arrays for sale to bioMérieux. The agreement provides for royalties to Affymetrix on bioMérieux' sales of GeneChip® probe arrays.

F. HOFFMANN-LA ROCHE LTD. ("Roche")

        In February 1998, Affymetrix entered into a non-exclusive collaborative development agreement with Roche to initially develop probe array-based diagnostic products. Under the terms of the agreement the parties are collaborating to develop mutually agreed upon arrays directed to selected genes, as well as associated instrumentation and reagents. In January 2003, the Company expanded its collaboration with Roche by granting Roche access to its GeneChip® technologies to develop and commercialize GeneChip® laboratory tests for DNA analysis, genotyping and resequencing applications, as well as for RNA expression analysis, in a broad range of human disease areas. Using Affymetrix' GeneChip® technologies, Roche is seeking to develop and market tests for diseases such as cancer, osteoporosis, cardiovascular, metabolic, infectious and inflammatory diseases. Affymetrix and Roche believe that developing targeted microarray expression profiles for cancer and genotyping and resequencing profiles for other diseases will enable the creation and commercialization of novel standardized diagnostic solutions. These solutions ultimately may allow physicians to better diagnose and treat human disease. Under the terms of the collaborative agreement, Roche paid Affymetrix an access fee of $70 million relating to the first five years of the arrangement. The agreement, which is subject to Roche's option to terminate on December 31, 2007 or any time on or after June 2, 2013, with one year's prior notice, includes a broad range of other compensation payable by Roche to Affymetrix throughout the life of the agreement based on annual royalties on sales of diagnostic kits, milestone payments for technical and commercial achievements, a manufacturing and supply agreement, and related license installments. See Note 18 for discussion of subsequent events.

NUVELO, INC. (formerly Hyseq Pharmaceuticals, Inc.) ("Nuvelo")

        In October 2001, Nuvelo created a new majority owned subsidiary, Callida Genomics, Inc. ("Callida"), which will focus on the development and commercialization of Nuvelo's sequencing-by-hybridization ("SBH") technology. Nuvelo contributed all of its SBH patents to Callida. Affymetrix has an initial 10% equity interest in Callida. Callida has entered into a collaboration arrangement with Affymetrix, through Callida's wholly owned subsidiary, N-Mer, Inc. ("N-Mer"), for the development and commercialization of a high speed DNA sequencing chip. Affymetrix, Nuvelo, Callida and N-Mer also have entered into various cross-licensing arrangements. Key components of the commercial and licensing arrangements include the following:

  •
  Callida granted Affymetrix an option, which was exercisable for five years, to purchase a majority equity interest in N-Mer at a formula based price;

  •
  Affymetrix is the exclusive array and system supplier to N-Mer and the exclusive sales agent for the distribution of any products developed by N-Mer;

  •
  Nuvelo granted Affymetrix a non-exclusive license to Nuvelo's array-related patents in the field of non-universal probe arrays;

  •
  Affymetrix granted Nuvelo an internal use license under certain Affymetrix array-related patents for pharmaceutical research;

  •
  Affymetrix and Nuvelo entered into a BiotechAccess™ supply agreement for Affymetrix' GeneChip® technology;

  •
  Affymetrix granted Callida a license to certain Affymetrix patents in the non-array field and to all patents involved in the patent interference proceedings in all fields other than clinical diagnostics for bacteriology; and

  •
  Callida granted N-Mer a non-exclusive license in the filed of universal probe arrays.

        At the closing, Affymetrix paid Nuvelo a one-time license fee for the non-exclusive license described above, and loaned Nuvelo $4.0 million, all of which will be used to fund Callida and N-Mer. The loan bears interest at the rate of 7.5% and matures in 2006. The loan is repayable by Nuvelo at any time and, subject to specified conditions, exchangeable for common stock of Nuvelo. The loan is secured by all of Nuvelo's equity interest in Callida and is recorded in other assets. The license fee has been capitalized in acquired technology rights and is being amortized over the remaining patent lives. Affymetrix and Nuvelo have agreed to each make additional investments, which will be conditioned on N-Mer's attainment of a specified technical milestone and the procurement of third-party financing. Nuvelo contributed all of its SBH patents to Callida.

        At December 31, 2002, Nuvelo was not in compliance with certain financial covenants under the loan agreement. As a result, the Company can require Nuvelo to repay amounts due under the loan agreement with a combination of shares of Nuvelo common stock and cash, at Nuvelo's option. Management believes Nuvelo will ultimately be able to comply with the terms of the loan agreement.

MILLENNIUM PHARMACEUTICALS, INC. ("Millennium")

        In October 2001, Affymetrix and Millennium entered into a four-year supply and research and development agreement to co-develop GeneChip® technology applications for use in drug discovery and development. Under the agreement, Affymetrix and Millennium are jointly developing gene expression array processes and applications to enhance the productivity of genome-based drug discovery and development. Over the course of the four-year term of this agreement, Affymetrix is committed to spend an aggregate of approximately $1.9 million in research funding. Affymetrix has the right to commercialize certain technologies developed under the collaboration.

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

        In August 2001, Affymetrix and Orchid completed a series of agreements that amended the 1999 collaboration to combine Orchid's primer extension technology with the Affymetrix GeneChip® GenFlex® Tag array in Orchid's SNPcode™ genotyping kits. SNPcode™ is a tool that allows researchers to develop customized single nucleotide polymorphism (SNP) assays to analyze genetic variation. Under the terms of the August 2001 agreements, Affymetrix supplies GenFlex® Tag arrays to Orchid, which will provide SNPcode-based genotyping services to its customers who want to conduct primer extension based genotyping using the Affymetrix GeneChip® system. In addition, Affymetrix granted Orchid a non-exclusive license to make and sell products incorporating Affymetrix' proprietary universal Tag sequences.

        In 2002, Affymetrix recorded a $4.0 million write down related to an other-than-temporary decline in the value of our investment in Orchid. At December 31, 2002, the Company held 855,897 shares of Orchid common stock.

RESEARCH AGREEMENTS

MOUSE SEQUENCING CONSORTIUM ("MSC")

        Affymetrix participates in MSC, a joint public-private initiative intended to accelerate the determination of the DNA sequence of the mouse genome. MSC is providing funding and technical expertise to support mouse genome research and is making the resulting mouse genome sequence data broadly available without restriction. The Company provided funding of $3.5 million in fiscal 2000 to MSC and has no future obligations.

WHITEHEAD INSTITUTE

        In September 2002, the Company extended its previous collaborative relationship with the Whitehead Institute and announced a research collaboration to use its GeneChip® brand technology to conduct cancer clinical studies. The collaboration is designed to standardize experimental procedures and further validate numerous studies demonstrating the power of expression data for cancer classification. The Whitehead Institute is initiating a research program to study sample collection from tissue biopsies, amplification, data collection and analysis in order to accelerate the use of DNA array technology in clinical settings. The Company provided funding to the Whitehead Institute of approximately $0.8 million, $1.0 million and $1.0 million in cash each of 2002, 2001 and 2000, respectively.

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

        Key parts of the GeneChip® product line, such as certain reagent kits and lithographic masks as well as certain raw materials used in the synthesis of probe arrays, are currently available only from a single source or limited sources. No assurance can be given that reagents, lithographic masks or other components of the GeneChip® system will be available in commercial quantities at acceptable costs from other vendors should the need arise. If the Company is required to seek alternative sources of supply, it could be time consuming and expensive.

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

        Slightly more than one-third of our revenue from sales outside the United States. However such transactions are denominated in both U.S. dollars and foreign currencies, therefore, our results would be minimally affected by such factors as changes in foreign currency exchange rates, trade protection measures, longer accounts receivable collection patterns and changes in regional or worldwide economic or political conditions. The risks of our international operations are mitigated in part by the extent to which our sales are geographically distributed.

NOTE 5—AVAILABLE-FOR-SALE SECURITIES AND OTHER FINANCIAL INSTRUMENTS

        The following is a summary of available-for-sale securities as of December 31, 2002 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government obligations and U.S. Government agency securities	$60,252	$281	$—	$60,533
U.S. corporate debt securities	271,697	879	—	272,576

Total debt securities	331,949	1,160	—	333,109
Equity securities	428	—	—	428

Total securities	$332,377	$1,160	$—	$333,537

Amounts included in:
Cash equivalents	$39,966	$1	$—	$39,967
Available-for-sale securities	292,411	1,159	—	293,570

Total securities	$332,377	$1,160	$—	$333,537

        The following is a summary of available-for-sale securities as of December 31, 2001 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government obligations and U.S. Government agency securities	$25,922	$552	$—	$26,474
U.S. corporate debt securities	324,595	4,386	(77)	328,904

Total debt securities	350,517	4,938	(77)	355,378
Equity securities	4,517	1,015	—	5,532

Total securities	$355,034	$5,953	$(77)	$360,910

Amounts included in:
Cash equivalents	$50,877	$5	$—	$50,882
Available-for-sale securities	304,157	5,948	(77)	310,028

Total securities	$355,034	$5,953	$(77)	$360,910

        The realized gains and losses for the year ended December 31, 2002 were $5.2 million and $4.0 million, respectively. The realized gains and losses were included as part of interest and other income in the accompanying consolidated statements of operations. Realized gains for 2001 were $5.8 million and losses were not material. Realized gains and losses for the year ended December 31, 2000 were not material.

        The following is a summary of the cost and estimated fair value of available-for-sale debt securities at December 31, 2002 and 2001 by contractual maturity (in thousands):

	2002		2001
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mature in less than one year	$127,526	$127,723	$123,822	$124,578
Mature in one to three years	204,423	205,386	226,695	230,800

Total	$331,949	$333,109	$350,517	$355,378

OTHER FINANCIAL INSTRUMENTS

        The carrying amounts and fair values of financial instruments, other than those accounted for in accordance with Statement of Financial Accounting Standards No. 115, were as follows at December 31, 2002 and 2001 (in thousands):

	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Nonmarketable equity investments (accounted for under the cost method)	$5,250	$5,250	$2,250	$2,250
Note receivable from Nuvelo	4,300	4,300	4,000	4,000
Employee loans receivable	1,674	1,674	1,404	1,404
Notes receivable from shareholders	720	720	634	634
Liability:
Convertible subordinated notes	368,900	314,377	370,000	306,236

        The fair value estimates provided above were based on information available at December 31, 2002 and 2001. Considerable judgment was required in interpreting market data to develop the estimates of fair value. As such, these estimated fair values are not necessarily indicative of the amounts that could realize in a current market exchange.

NOTE 6—INVENTORIES

        Inventories consist of the following at December 31, 2002 and 2001 (in thousands):

	2002	2001
Raw materials	$8,023	$8,942
Work-in-process	2,597	2,733
Finished goods	16,119	17,137

Total	$26,739	$28,812

NOTE 7—PROPERTY AND EQUIPMENT

        Property and equipment consists of the following as of December 31, 2002 and 2001 (in thousands):

	December 31,
	2002	2001
Property and equipment:
Construction-in-progress	$12,947	$22,488
Land	1,310	1,310
Equipment and furniture	78,214	54,335
Building and leasehold improvements	38,718	37,506

	131,189	115,639
Less accumulated depreciation and amortization	(58,353)	(42,911)

Net property and equipment	$72,836	$72,728

        Construction-in-progress includes construction costs for new and upgraded facilities as well as related purchased equipment not yet placed in service.

        Depreciation expense was $22.0 million in 2002, $16.8 million in 2001 and $11.4 million in 2000.

NOTE 8—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

        Accounts payable and accrued liabilities as of December 31, 2002 and 2001 consist of the following (in thousands):

	2002	2001
Accounts payable	$15,174	$9,621
Accrued compensation and related liabilities	16,687	11,769
Accrued interest on convertible subordinated notes	5,789	5,794
Accrued sales and use tax	3,135	3,064
Accrued legal	2,897	6,293
Accrued royalties	15,645	5,980
Accrued legal settlements (see Note 10)	—	5,850
Other	7,537	5,057

Total	$66,864	$53,428

NOTE 9—RELATED PARTY TRANSACTIONS

PERLEGEN SCIENCES, INC. ("Perlegen")

        In October 2000, Affymetrix formed Perlegen Sciences, Inc. ("Perlegen") as a wholly-owned subsidiary. In March 2001, the Company contributed to Perlegen the rights to use certain intellectual property with no cost basis and we have rights to use and commercialize certain data generated by Perlegen in the array field. From Perlegen's inception through March 30, 2001 the operating results of

Perlegen were consolidated into the Company's financial statements. On March 30, 2001, Perlegen completed a private financing with outside investors raising approximately $100 million, which reduced our ownership position in Perlegen to approximately 53%. Two of the outside investors in this financing included trusts of which two of the Company's current directors are trustees. The investments by these trusts represented less than $0.6 million of the total financing for Perlegen. In connection with Perlegen's March 30, 2001 financing, the Company, and certain of its affiliates, including its chief executive officer Stephen P.A. Fodor, placed a portion of its collective holdings (approximately 8%) into an irrevocable voting trust, relinquishing certain voting rights and, as such, the Company relinquished control of Perlegen. Under the terms of the voting trust, the trustee, U.S. Bank Corp. (formerly State Street Bank and Trust Company of California), was required to vote the shares held in the trust on all matters subject to shareholder vote in proportion to the votes of all non-Affymetrix shareholders. In addition, the terms of the voting trust allow it to be terminated once Affymetrix and its affiliates cease to own 45% or more of the voting securities of Perlegen. As of December 31, 2002, the Company continued to hold an approximately 53% economic ownership interest in Perlegen but maintained no direct control over Perlegen's operations.

        The Company accounts for its ownership interest in Perlegen on the equity method as the Company and its affiliates do not control the strategic, operating, investing and financing activities of Perlegen. As the Company's investment in Perlegen has no basis for accounting purposes under generally accepted accounting principles, the Company has not recorded any proportionate share of Perlegen's operating losses in its financial statements since the completion of Perlegen's initial financing.

        Pursuant to a supply agreement with Perlegen, Affymetrix sells whole wafers to Perlegen for use in Perlegen's research and development activities at the Company's fully burdened cost of manufacturing. If Perlegen uses the wafers or arrays supplied by the Company in commercial activities for the benefit of third parties, then Perlegen is obligated to make additional payments for such wafers so that Affymetrix receives normal commercial margins on these wafers. For the years ended December 31, 2002 and 2001, the Company recorded revenue of $21.6 million and $11.5 million and a cost of revenue of $21.0 million and $11.5 million, respectively, as reflected in the accompanying consolidated statements of operations. At December 31, 2002 and 2001, the amounts due from Perlegen were $8.8 million and $9.2 million, respectively, and have been included in accounts receivable in the accompanying consolidated balance sheet. Amounts due from Perlegen are payable to Affymetrix on its normal commercial terms. Affymetrix has no obligations to provide funding to Perlegen nor does it guarantee or otherwise have any obligations related to the liabilities or results of operations of Perlegen or its investors.

GLAXOSMITHKLINE PLC ("Glaxo")

        As of December 31, 2002, Glaxo has approximately 8% ownership interest in the Company. The Company has entered into research and supply agreements with Glaxo, resulting in revenue of $7.3 million in 2002, $1.6 million in 2001 and $0.0 million in 2000. At December 31, 2002, amounts due from Glaxo amounted to $1.7 million.

EOS BIOTECHNOLOGY, INC. ("Eos")

        In April 1998, the Company entered into a series of agreements with Eos under which Eos became an EasyAccess™ customer of the Company. In return for granting Eos access to certain technology and licenses, the Company received 3,750,000 shares of Eos Series C preferred stock and the right to name one director to the Eos board. The shares received in April 1998 were recorded at zero value as Eos is a development stage entity and realization of this investment is uncertain. In September 1999, the Company purchased 76,923 shares of Series D preferred stock for approximately $0.1 million and in September 2000, purchased 37,037 shares of Series E preferred stock for approximately $0.1 million (at December 31, 2001, Affymetrix owns approximately 6.6% of Eos' outstanding equity). For the years ended December 31, 2002, 2001, and 2000, the Company recorded revenue of $1.2 million, $0.3 million, and $1.4 million, respectively, from Eos under the EasyAccess™ supply agreement.

NOTE 10—COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

        Affymetrix leases laboratory, office and manufacturing facilities under non-cancelable operating leases that expire at various times through 2016. Some of these leases contain renewal options ranging from two to five years. Rent expense related to operating leases was approximately $7.0 million in 2002, $5.9 million in 2001, and $4.1 million in 2000. In connection with some of these facility leases, the Company has $2.3 million in cash held as security deposits.

        Future minimum lease obligations at December 31, 2002 under all non-cancelable operating leases are as follows (in thousands):

Year Ending December 31,
2003	$6,429
2004	7,637
2005	7,198
2006	6,729
2007	7,090
Thereafter	33,752

Total minimum lease payments	$68,835

PRODUCT WARRANTY COMMITMENT

        In connection with the disclosure requirements of FIN 45 adopted by the Company at December 31, 2002, the following table depicts product warranty activity during the year ended December 31, 2002 (in thousands):

Balance at December 31, 2001	$955
New warranties issued	5,356
Warranty activity	(4,387)

Balance at December 31, 2002	$1,924

INVESTMENT COMMITMENT

        The Company has invested $3.75 million and is committed to invest up to additional $6.25 million in a venture capital limited partnership. This investment is also included in other assets. The Company accounts for the partnership under the equity method of accounting pursuant to EITF topic D-46 "Accounting for Limited Partnership Investments."

LEGAL PROCEEDINGS

GENERAL

        Affymetrix has been in the past and continues to be a party to various arbitration and litigation proceedings, which has consumed and may in the future continue to consume substantial financial and managerial resources and which could adversely affect its business, financial condition and results of operations. If in any pending or future intellectual property litigation involving the Company or its collaborative partners, the Company is found to have infringed the valid intellectual property rights of third parties, the Company, or its collaborative partners, could be subject to significant liability for damages, could be required to obtain a license from a third party, which may not be available on reasonable terms or at all, or could be prevented from manufacturing and selling its products. In addition, if the Company is unable to enforce its patents and other intellectual property rights against others, or if its patents are found to be invalid or unenforceable, third parties may more easily be able to introduce and sell DNA array technologies that compete with the Company's GeneChip® technology, and its competitive position could suffer. Affymetrix expects to devote substantial financial and managerial resources to protect its intellectual property rights and to defend against the claims described below as well as any future claims asserted against them. Further, because of the substantial amount of discovery required in connection with any litigation, there is a risk that confidential information could be compromised by disclosure.

STANFORD UNIVERSITY SETTLEMENT

        On December 2, 2002, the Company entered into a settlement agreement with The Board of Trustees of the Leland Stanford Junior University ("Stanford") and Incyte Pharmaceuticals, Inc. As previously disclosed in Affymetrix' filings with the Securities and Exchange Commission, the litigation to which this settlement relates arose from Incyte's and Stanford's complaint of dissatisfaction with certain decisions of the United States Patent and Trademark Office Board of Patent Appeals and Interferences.

        In connection with the settlement, Affymetrix and Stanford agreed to mutual releases of claims from one another. In addition, Affymetrix agreed to provide limited funding over seven years to support two fellowships at Stanford. Affymetrix does not expect that such funding obligations will have a material effect on Affymetrix' business, financial condition or results of operations. Affymetrix is not required to license any of its intellectual property rights to Stanford as part of the settlement.

APPLERA CORPORATION LITIGATION

        On July 5, 2000, Applera Corporation and related corporate plaintiffs ("Applera"), filed a lawsuit in the United States District Court for the District of Delaware alleging that certain of the Company's products infringe five Applera patents related to processes for making oligonucleotides and reagents that the Company purchases from Applera licensed vendors. Applera served Affymetrix with the complaint on October 16, 2000. On January 30, 2001, Affymetrix filed a motion to dismiss Applera's lawsuit pending in Delaware for lack of subject matter jurisdiction. On January 25, 2001, Affymetrix filed a declaratory judgment action against Applera in the United States District Court for the Southern District of New York seeking, among other things, a declaration that the Company has not infringed any of Applera's subject patents, which lawsuit was stayed by the Court in New York pending the Delaware Court's ruling on the aforementioned motion to dismiss. On September 27, 2001, the District Court for the District of Delaware granted the Company's motion to dismiss for lack of subject matter jurisdiction. On October 3, 2001, the New York Court restored the New York case to active status.

        On April 17, 2002, the New York Court heard oral argument on Applera's motions to bifurcate or dismiss certain of Affymetrix' claims, including claims of breach of contract and antitrust violations by Applera. On May 24, 2002, the Court rejected Applera's motion to dismiss Affymetrix' breach of contract and antitrust claims and agreed to bifurcate and stay discovery on antitrust issues as well as on all damages issues. Following the Court's order, on June 6, 2002, Applera filed its counterclaim in the New York case alleging infringement of four of the five patents originally asserted in the Delaware action. Affymetrix filed a motion seeking summary judgment that the last to expire of Applera's subject patents had, in fact, expired as a matter of law in 2001 in accordance with a terminal disclaimer that had been filed in the Patent Office during prosecution of that patent. On December 24, 2002 the court granted Affymetrix' motion. As a result of the Court's ruling, it is now clear that all of the patents asserted by Applera have expired. Discovery is ongoing and no trial date has been set.

        Affymetrix believes that Applera's claims are without merit and that all of Applera's patents subject to this litigation have now expired. However, Affymetrix cannot be sure that it will prevail in these matters. Affymetrix' failure to successfully defend against Applera's allegations could result in a material adverse effect on its business, financial condition and results of operations.

ADMINISTRATIVE LITIGATION AND PROCEEDINGS

        The Company's intellectual property is expected to be subject to significant additional administrative and litigation actions. For example, in Europe and Japan, third parties are expected to oppose significant patents that the Company owns or controls. Currently, Multilyte Ltd. and ProtoGene Laboratories, Inc. are parties that have filed oppositions against Affymetrix' EP 0-619-321 Patent in the European Patent Office, and PamGene B.V. has filed an opposition against Affymetrix' EP 0 728 520. Also, Abbott Laboratories, Applera, Clondiag and CombiMatrix are parties in opposition against Affymetrix' EP 0 834 575. Abbott Laboratories, CombiMatrix, PamGene B.V., Applera and Dr. Peter Schneider have filed oppositions against our EP 0 834 576. These procedures will result in the patents being either upheld in their entireties, allowed to issue in amended form in designated European countries, or revoked.

NOTE 11—CONVERTIBLE SUBORDINATED NOTES

        On September 22, 1999, the Company completed the sale of $150 million principal amount of 5% convertible subordinated notes due 2006 (the "5% Notes"). The 5% Notes mature on October 1, 2006 and bear interest at a rate of 5% per annum, which is payable semi-annually on April 1 and October 1. The 5% Notes are convertible, at the option of the holder at any time prior to maturity or redemption, into shares of the Company's common stock at a conversion price of $61.50 per share, subject to adjustment. The Company can redeem some or all of the 5% Notes at any time after October 7, 2002, and the debt holder has a right to require the Company to purchase all or a portion of the 5% Notes upon a change in control. The 5% Notes are subordinated to all of the Company's existing and future senior indebtedness. The fair value of the 5% Notes at December 31, 2002 was $133.5 million, based on the market value in the PORTAL market where the 5% Notes are traded.

        On February 14, 2000, the Company completed the sale of $225 million principal amount of 4.75% convertible subordinated notes due 2007 (the "4.75% Notes"). The 4.75% Notes mature on February 15, 2007 and bear interest at a rate of 4.75% per annum, which is payable semi-annually on February 15 and August 15. The 4.75% Notes are convertible, at the option of the holder at any time prior to maturity or redemption, into shares of the Company's common stock at a conversion price of $160.50 per share, subject to adjustment. The Company can redeem some or all of the 4.75% Notes at any time after February 20, 2003 and the debt holders have a right to require the Company to purchase all or a portion of the 4.75% Notes upon a change in control. The 4.75% Notes are subordinated to all of the Company's existing and future senior indebtedness. The fair value of the 4.75% Notes at December 31, 2002 was $180.9 million, based on the market value in the PORTAL market where the 4.75% Notes are traded. In August 2001 and December 2002, the Company repurchased $5.0 million and $1.1 million principal amounts, respectively, of the 4.75% Notes for total consideration of $3.3 million and $0.9 million. In connection with the August 2001 transaction, the Company recorded an extraordinary gain of approximately $1.7 million which was reclassified during fiscal 2002 from extraordinary income to other income in accordance with Financial Accounting Standard ("FAS") 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." In connection with the December 2002 transaction, the Company recorded a gain of approximately $0.2 million in other income.

        Total offering expenses related to these notes were $12.4 million and have been included in other assets. These expenses will be amortized to interest expense over the life of the notes. At December 31, 2002, unamortized offering costs were $7.0 million.

NOTE 12—COMMON STOCK PURCHASE RIGHT

        Under the terms of an agreement with a distributor, the Company has provided to the distributor a common stock purchase right ("purchase right") to acquire shares of the Company's common stock through an advance payment of $3.0 million. This purchase right has been included in the consolidated balance sheet. Upon exercise of the purchase right, the distributor will receive $3.0 million worth of shares of common stock of the Company based on the fair market value of the Company's Common Stock on August 19, 2003.

        In no event is the number of common shares issued under the purchase right to exceed 10% of the total shares of outstanding Common Stock of the Company on August 19, 2003. In the event that the Company's Common Stock issuable under the purchase right is valued at less than $3.0 million, the Company will pay the difference between the value of the Company's Common Stock and $3.0 million.

NOTE 13—STOCKHOLDERS' EQUITY

COMMON STOCK WARRANTS

        As of December 31, 2002, there were warrants to purchase 27,970 shares of common stock at $3.58 per share and 38,150 shares of common stock at $15.20 per share outstanding. The warrants expire in 2008 and 2009, respectively.

        In connection with the common stock purchase right, the Company granted an employee warrants to purchase 10% of the Common Stock ultimately issued to the distributor at the fair market value of the Common Stock on the date the shares are issued.

STOCK OPTION EXCHANGE OFFERING

        On March 7, 2002, the Company filed a Schedule Tender Offer, as subsequently amended on April 4, 2002, with the Securities and Exchange Commission relating to an offer (the "Offer") to current employees (excluding officers as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) of the Company or its wholly owned subsidiaries, to exchange all of the options outstanding under the Affymetrix, Inc. Amended and Restated 1993 Stock Plan, Affymetrix, Inc. 1998 Stock Incentive Plan, Affymetrix/Genetic MicroSystems 1998 Stock Option Plan, Affymetrix/Neomorphic 1998 Stock Option Plan, and Affymetrix, Inc. Amended and Restated 2000 Equity

Incentive Plan (collectively, the "Plans") to purchase shares of the Company's common stock ("Common Stock"), for new options (the "New Options") to purchase shares of the Common Stock to be granted under the Plans, upon the terms and subject to the conditions described in an Offer to Exchange and related Letter of Transmittal. Following the expiration of the Offer on April 12, 2002, the Company accepted for exchange options to purchase 2,272,984 shares of its common stock (the "Tendered Options"), representing approximately 27.5% of the 8,269,774 options that were eligible to be tendered in the Offer. After a period of more than six months and a day from the expiration date of the Offer, on October 16, 2002 the Company granted New Options to purchase an aggregate of 1,276,234 shares of its common stock in exchange for the Tendered Options. The New Options were granted with exercise prices equal to $23.185 which was the fair market value of the Company's common stock on October 16, 2002. Executive officers of the Company were not permitted to participate in the offer.

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

STOCKHOLDER RIGHTS PLAN

        On October 15, 1998, the Board of Directors of the Company declared a dividend of (i) one preferred share purchase right (a "Right") for each outstanding share of common stock of the Company, and (ii) a number of Rights for each share of Series AA Preferred Stock of the Company equal to the number of shares of common stock into which such share of Series AA Preferred Stock was convertible. The dividend was paid on October 27, 1998 (the "Record Date") to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series B Junior Participating Preferred Stock, par value $.01 per share, of the Company (the "Series B Preferred Stock") at a price of $62.50 per one one-thousandth of a share of Series B Preferred Stock, subject to adjustment. The Rights will be exercisable if a person or group hereafter acquires beneficial ownership of 15% or more of the common stock of the Company or announces a tender offer for 15% or more of the common stock. The Board of Directors will be entitled to redeem the Rights at one cent per Right at any time before any such person acquires beneficial ownership of 15% or more of the outstanding common stock. If a person or group acquires 15% or more of the outstanding common stock of the Company, each Right will entitle its holder to purchase, at the Right's exercise price, a number of shares of common stock having a market value at that time of twice the Right's exercise price. Rights held by the 15% holder will become void and will not be exercisable to purchase shares at the bargain purchase price. If the Company is acquired in a merger or other business combination transaction after a person acquires 15% or more of the Company's common stock, each Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of the acquiring company's common shares having a market value at that time of twice the Right's exercise price. Glaxo, which owned approximately 8% of the aggregate voting power of the common stock at December 31, 2002, will not become an "Acquiring Person" until it acquires beneficial ownership of additional shares of common stock.

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

        In 1996, the Board of Directors adopted the Affymetrix 1996 Non-Employee Directors Stock Option Plan (the "1996 Stock Plan"), which was amended and restated in 2001, under which only nonqualified stock options may be granted to non-employee directors of the Company. Options granted under the 1996 Stock Plan expire no later than ten years and two days from the date of grant. The option price shall be at least 100% of the fair value of the Company's common stock on the date of grant (110% in certain circumstances), as determined by the Board of Directors. Options granted under the 1996 Stock Plan are subject to the vesting provisions set forth in that plan. A total of 600,000 shares of common stock are authorized for issuance under the 1996 Stock Plan and the shares are subject to repurchase by the Company under the terms of the grant. All options granted under the 1996 Stock Plan are exercisable in full six months after the date of grant and are subject to repurchase at the original exercise price by the Company over the remaining vesting period which is generally five years for initial grants and one year for annual grants. At December 31, 2002, there were no shares subject to repurchase under this plan.

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

        Activity under the stock plans through December 31, 2002 is as follows:

	Options Available for Grant	Number of Shares	Weighted Averaged Exercise Price Per Share
Balance at December 31, 1999	1,260,428	8,136,220	$14.74
Additional shares authorized for grant	6,600,000	—	$14.74
Options granted	(4,750,160)	4,750,160	$70.94
Options assumed upon acquisition of Neomorphic, Inc.	—	122,757	$10.19
Options exercised	—	(1,553,498)	$10.41
Options canceled	569,792	(569,792)	$61.88

Balance at December 31, 2000	3,680,060	10,885,847	$37.28
Options granted	(2,500,182)	2,500,182	$32.23
Options exercised	—	(861,429)	$8.85
Options canceled	806,776	(806,776)	$57.40

Balance at December 31, 2001	1,986,654	11,717,824	$36.99
Options granted	(3,336,284)	3,336,284	$23.46
Options exercised	—	(496,569)	$9.27
Options canceled	3,523,596	(3,523,596)	$66.61

Balance at December 31, 2002	2,173,966	11,033,943	$24.67

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted-Average Remaining Contractual Life (In Years)	Weighted-Average Exercise Price Per Share	Number	Weighted-Average Exercise Price Per Share
$ 0.15 - 9.66	1,124,528	3.18	$1.69	1,101,203	$1.69
$ 9.75 - 20.86	2,659,408	6.75	$16.13	1,397,603	$14.78
$21.26 - 24.44	3,503,258	7.52	$23.33	1,930,788	$23.75
$24.48 - 45.63	2,181,817	7.89	$30.02	347,049	$33.35
$46.16 - 148.75	1,564,932	7.68	$51.26	1,060,286	$50.10

$ 0.15 - 148.75	11,033,943	6.99	$24.67	5,836,929	$22.80

        There were 4,701,770 options exercisable with a weighted-average exercise price of $28.26 and 2,416,081 with a weighted-average exercise price of $7.93 in 2001 and 2000, respectively.

        Upon the acquisition of Neomorphic, the fair value of unvested common stock subject to restricted stock agreements and the intrinsic value of the unvested options held by employees was deducted from the purchase price and allocated to deferred stock compensation. Deferred stock compensation is being amortized on a straight-line basis to compensation expense over the remaining vesting term, generally two to four years. The fair value of unvested options held by non-employees was also deducted from the purchase price. These options will be periodically revalued as they vest in accordance with applicable accounting guidance.

RESERVED SHARES

        At December 31, 2002, shares reserved for future issuance are as follows:

Options outstanding	11,033,943
Options available for future grants	2,173,966
Convertible subordinated notes	3,802,887
Warrants	66,120

17,076,916

NOTE 14—INCOME TAXES

        The Company recorded an income tax provision of $0.7 million, $0.3 million and $0.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. The tax provision in 2002 related to income taxes currently payable on income generated in non-US tax jurisdictions, foreign withholding taxes and state taxes. In 2001 and 2000, the provision related to income taxes currently payable on income generated in non-US tax jurisdictions, foreign withholding taxes.

        The difference between the provision for income taxes and the amount computed by applying the Federal statutory income tax rate (35%) to loss before taxes is explained as follows (in thousands):

	Year Ended December 31,
	2002	2001	2000
Tax at federal statutory rate	$(818)	$(11,592)	$(18,896)
Loss for which no tax benefit is currently recognizable	—	5,521	12,651
Previously unbenefitted losses	(2,609)	—	—
Acquired in-process research and development	—	—	5,246
Non-deductible stock compensation	3,362	4,432	741
Non-deductible goodwill amortization	—	1,639	258
Foreign taxes	602	300	600
Other	164	—	—

	$701	$300	$600

        Significant components of the Company's deferred tax assets as of December 31, 2002 and 2001 are as follows (in thousands):

	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$84,800	$71,800
Tax credit carryforwards	11,700	8,400
Accrued legal	1,100	4,900
Deferred revenue	4,700	9,100
Capitalized research development	9,100	6,800
Other-net	12,900	5,300

Total deferred tax assets	124,300	106,300
Valuation allowance for deferred tax assets	(124,300)	(106,300)

Net deferred tax assets	$—	$—

        SFAS No. 109, "Accounting for Income Taxes," provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company's historical operating performance and the reported cumulative net losses in all prior years, the Company has provided a full valuation allowance against its net deferred tax assets. The valuation allowance increased by $18.0 million, and $24.0 million during 2002, and 2001, respectively. Included in the valuation allowance balance is $54.6 million related to the exercise of stock options which are not reflected as an expense for financial reporting purposes. Accordingly, any future reduction in the valuation allowance relating to this amount will be credited directly to equity and not reflected as an income tax benefit in the statement of operations.

        As of December 31, 2002, the Company had federal and state net operating loss carryforwards for income tax purposes of approximately $236.0 million and $37.0 million, respectively, which will expire at various dates in 2004 through 2022, if not utilized. In addition, the Company has federal research and development credit carryforwards of approximately $6.0 million, which expire at various dates beginning in 2008 through 2022, if not utilized. Utilization of the net operating loss and tax credits carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar provisions. Management believes the effect of such limitations will not result in the expiration of the net operating loss and tax credit carry forwards before utilization.

NOTE 15—PRODUCT SALES, GEOGRAPHIC SALES, AND SIGNIFICANT CUSTOMERS

        The Company has determined that, in accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" it operates in one segment as it only reports operating results on an aggregate basis to chief operating decision makers of the Company. The Company had product sales by type and by region as follows for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	2002	2001	2000
Product Sales:
Arrays	$155,380	$101,520	$69,997
Instruments	46,213	45,759	56,596
Other (principally subscription fees)	46,945	47,657	46,953

Total	$248,538	$194,936	$173,546

Customer location:
United States	$160,573	$132,032	$118,013
Europe	58,802	37,531	36,635
Other	29,163	25,373	18,898

Total	$248,538	$194,936	$173,546

        There were no customers representing 10% or more of total revenue in 2002, 2001 and 2000.

NOTE 16—401(K) PLAN

        The Company maintains a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all full-time U.S. employees. Participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. Beginning in 1998, the Company matched employee contributions according to a specified formula. The

Company's expense for matching contributions totaled $2.5 million in 2002, $1.9 million in 2001 and $1.5 million in 2000. Company contributions vest to employees ratably over four years.

NOTE 17—BUSINESS COMBINATIONS

        In February 2000, Affymetrix completed its merger with GMS, a privately-held Massachusetts instrumentation company specializing in DNA array technology. The merger has been accounted for as a pooling of interests, and, accordingly, the Company's financial statements and financial data have been restated to include the accounts and operations of GMS since inception. Under the terms of the merger, all outstanding shares of GMS common and preferred stock were converted into 1,939,798 shares of the Company's common stock at an exchange ratio of 0.5594 Affymetrix share for each GMS share. In addition, Affymetrix assumed all outstanding GMS options and warrants. At the date of consummation, GMS had an aggregate of 200,202 Affymetrix equivalent options and warrants outstanding. In connection with the merger, the Company recorded $2.5 million in merger related costs.

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

        In accordance with applicable accounting rules, the fair value of unvested common stock subject to restricted stock agreements and the intrinsic value of the unvested options held by employees was deducted from the purchase price and allocated to deferred stock compensation. The deferred stock compensation will be amortized to compensation expense over the remaining vesting term, generally two to four years. The Company recognized $6.8 million, $12.7 million, and $2.1 million in deferred stock compensation amortization as of December 31, 2002, 2001 and 2000, respectively. The fair value of unvested options held by non-employees was also deducted from the purchase price.

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

$44,625

        Goodwill and other intangible assets acquired consists of goodwill, developed technology, and assembled workforce. Developed technology ($3.4 million) is being amortized on a straight-line basis over three years. Goodwill ($23.1 million) and assembled workforce ($1.3 million) was amortized on a straight-line basis in fiscal 2000 and 2001 over five years and three years, respectively until the Company's adoption of SFAS 142 on January 1, 2002. (See Note 2—Goodwill and Other Intangible Assets.)

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

        The following pro forma data summarizes the results of operations for the periods indicated as if Neomorphic had been completed as of the beginning of the periods presented. The pro forma data give effect to actual operating results prior to the acquisition and exclude the charge for acquired in-process research and development. No effect has been given to cost reductions or operating synergies in this presentation. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of the beginning of the period presented or that may be obtained in the future.

Year Ended December 31, 2000
(in thousands, except per share amounts)
Net revenue	$203,092
Net loss	$(40,370)
Basic and diluted net loss per common share	$(0.70)

NOTE 18—SUBSEQUENT EVENTS

        F. Hoffmann-La Roche Ltd.    On January 29, 2003, Affymetrix expanded its collaboration with Roche by granting Roche access to Affymetrix' GeneChip® technologies to develop and commercialize GeneChip® laboratory tests for DNA analysis, genotyping and resequencing applications, as well as for RNA expression analysis, in a broad range of human disease areas. Using Affymetrix' GeneChip® technologies, Roche is seeking to develop and market tests for diseases such as cancer, osteoporosis, cardiovascular, metabolic, infectious and inflammatory diseases. Affymetrix and Roche believe that developing targeted microarray expression profiles for cancer and genotyping and resequencing profiles for other diseases will enable the creation and commercialization of novel standardized diagnostic solutions. These solutions ultimately may allow physicians to better diagnose and treat human disease. Under the terms of the collaborative agreement, Roche paid Affymetrix an access fee of $70 million relating to the first five years of the arrangement. The agreement, which is subject to Roche's option to terminate on December 31, 2007 or any time on or after June 2, 2013, with one year's prior notice, includes a broad range of other compensation payable by Roche to Affymetrix throughout the life of the agreement based on annual royalties on sales of diagnostic kits, milestone payments for technical and commercial achievements, a manufacturing and supply agreement, and related license installments.

        Perlegen Sciences, Inc.    On January 9, 2003, the Company entered into an agreement with Perlegen to license certain Perlegen technologies that are expected to accelerate the Company's plan to design and commercialize microarrays for whole genome and candidate region DNA analysis. In addition to broadening our access to Perlegen technologies, this licensing agreement advances by approximately three years the Company's prior commercialization rights to the Perlegen single nucleotide polymorphism (SNP) database for development of chip-based products. Under the terms of the licensing agreement, the Company paid Perlegen a total of $15 million in cash and granted Perlegen a $3 million credit which will be applied against the margin on the Company's future sales of chips to Perlegen. This credit expires in three years. This new agreement also eliminates any future royalty obligations for array products that the Company commercializes based on information contained in Perlegen's SNP database. Affymetrix engaged an independent third party to conduct a valuation analysis of the licenses acquired. Based upon that independent valuation, Affymetrix expects to record a charge of approximately $10.3 million related to in-process research and development in the first quarter of 2003. The remaining $4.7 million will be recorded as an intangible asset and will be amortized over the useful lives of the various components of the asset from six to ten years.

        On January 27, 2003, Perlegen announced that it completed the first closing of a private financing round led by Maverick Capital, raising an aggregate of approximately $30.2 million. As a result of this financing, the Company's collective equity ownership in Perlegen (including that of its affiliates) was reduced to approximately 43%. The terms of the voting trust allow it to be terminated once Affymetrix' and its affiliates cease to own 45% or more of the voting securities of Perlegen. Accordingly, following Perlegen's January 27, 2003 financing, the voting trust has been terminated. In connection with Perlegen's January 27, 2003 financing, the Company agreed to have the right to designate two members of Perlegen's Board of Directors which shall consist of not more than seven members. Previously, the Company had the right to designate three of the seven members of Perlegen's Board. The Company's two current designees to Perlegen's Board are also members of our Board of Directors.

NOTE 19—UNAUDITED QUARTERLY FINANCIAL INFORMATION

	2002				2001
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter(2)	Fourth Quarter	Third Quarter(1)	Second Quarter	First Quarter
	(in thousands, except per share amounts)
Total revenue (excluding Perlegen)	$73,194	$67,905	$65,051	$62,165	$59,510	$52,302	$46,684	$54,887
Perlegen revenue	$5,105	$4,868	$5,615	$5,971	$5,563	$3,063	$2,865	$—
Total cost of goods sold (excluding Perlegen)	$24,360	$22,229	$21,032	$20,694	$20,145	$17,437	$15,743	$19,197
Perlegen cost of goods sold	$4,546	$4,868	$5,615	$5,971	$5,563	$3,063	$2,865	$—
Net income (loss)	$2,916	$619	$(1,584)	$(3,581)	$(8,446)	$(4,805)	$(9,107)	$(10,763)
Basic net income (loss) per common share	$0.05	$0.01	$(0.03)	$(0.06)	$(0.15)	$(0.08)	$(0.16)	$(0.19)
Diluted net income (loss) per common share	$0.05	$0.01	$(0.03)	$(0.06)	$(0.15)	$(0.08)	$(0.16)	$(0.19)

(1)
For the quarter ended September 30, 2001, a $1.7 million gain from the repurchase of convertible notes was reclassified from extraordinary income to "interest income and other, net" in accordance with Financial Accounting Standard ("FAS") 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections."
(2)
On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). In accordance with SFAS 142, the Company reclassified $0.8 million of assembled workforce to goodwill and has ceased amortization of goodwill.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Incorporated by reference to the sections of the Company's proxy statement for the 2003 Annual Meeting of Stockholders entitled "Election of Directors."

ITEM 11. EXECUTIVE COMPENSATION

        Incorporated by reference to the sections of the Company's proxy statement for the 2003 Annual Meeting of Stockholders entitled "Executive Compensation," "Compensation Committee Report," "Certain Transactions" and "Compensation of Directors."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        Incorporated by reference to the section of the Company's proxy statement for the 2003 Annual Meeting of Stockholders entitled "Stock Ownership of Principal Shareholders and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Incorporated by reference to the section of the Company's proxy statement for the 2003 Annual Meeting of Shareholders entitled "Certain Transactions."

ITEM 14. CONTROLS AND PROCEDURES

        (a)  Evaluation of disclosure controls and procedures.    Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

        (b)  Changes in internal controls.    There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)
(1)   Financial Statements. The financial statements as set forth under Item 8 of this report on Form 10-K are incorporated herein by reference.

(a)
(2)   Financial Statement Schedule—Schedule II—Valuation and Qualifying Accounts. All other schedules have been omitted as they are not required, not applicable or the information is otherwise included.

(a)
(3)   Exhibits:

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
3.1(1)	Restated Certificate of Incorporation
3.2(2)	Bylaws
3.3(3)	Amendment No. 1 to the Bylaws dated as of April 25, 2001.
3.5(4)	Summary of Rights to Purchase Shares of Preferred Stock pursuant to the Rights Agreement dated as of October 15, 1998
4.1(5)	Rights Agreement, dated October 15, 1998, between Affymetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent
4.2(6)	Indenture dated as of September 22, 1999, between Affymetrix, Inc. and The Bank of New York, as Trustee
4.3(7)	Amendment No. 1 to Rights Agreement, dated as of February 7, 2000, between Affymetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent
4.4(8)	Indenture, dated as of February 14, 2000, between Affymetrix, Inc. and The Bank of New York, as Trustee
10.1(9)†	1993 Stock Plan, as amended
10.2(9)†	1996 Nonemployee Directors Stock Option Plan
10.18(9)†*	Loan and Pledge Agreement between Stephen P.A. Fodor and Affymetrix, Inc. effective December 7, 1993
10.19(9)†*	Agreement between Stephen P.A. Fodor and Affymetrix, Inc. dated November 1, 1994
10.20(9)†*	Form of Director and Officer Indemnification Agreement
10.22(9)	Lease between Harry Locklin and Affymetrix, Inc. dated December 5, 1994
10.23(10)	Lease between Sobrato Interests and Affymetrix, Inc. dated May 31, 1996 (3380 Central Expressway, Santa Clara, CA)
10.24(10)	Lease between Sobrato Interests and Affymetrix, Inc. dated May 31, 1996 (3450 Central Expressway, Santa Clara, CA)
10.25(11)*	Collaboration Agreement between bioMérieux Vitek, Inc. and Affymetrix, Inc. effective as of September 1, 1996
10.26(11)*	Manufacturing Agreement between bioMérieux Vitek, Inc. and Affymetrix, Inc. effective as of September 1, 1996
10.30(12)*	License Agreement between Affymetrix, Inc. and Molecular Dynamics, Inc. dated November 28, 1997
10.32(13)*	Agreement between Affymetrix, Inc. and Roche Molecular Systems, Inc. effective as of April 23, 1998
10.33(13)*	Agreement between Affymetrix, Inc. and Enzo Diagnostics, Inc. effective as of April 24, 1998.
10.34(14)*	Consortium Agreement between Beckman Coulter, Inc. and the Company dated July 31, 1998.
10.35(14)*	Letter Agreement between Beckman Coulter, Inc. and the Company dated July 29, 1998
10.36(15)†	1998 Stock Incentive Plan

10.37(15)†	Form of Officer and Director Indemnification Agreement
10.39(15)†	Promissory Note between Stephen P. A. Fodor and the Company dated April 11, 1997
10.42(16)	Lease Agreement by and between the Company and Aetna Life Insurance Company dated as of July 30, 1999
10.44(17)	Amendment to Lease by and between Affymetrix, Inc. and Harry Locklin dated as of May 12, 1999
10.46(18)	First Addendum to Lease by and between Solar Oakmead Joint Venture and Affymetrix, Inc.
10.47(19)	Amendment No. 1 to the 1996 Nonemployee Directors Stock Option Plan of Affymetrix, Inc.
10.48(20)	Affymetrix, Inc. 2000 Equity Incentive Plan
10.50(21)	Amended and Restated 1996 Non-Employee Directors Stock Plan.
10.51(22)	Amended and Restated 2000 Equity Incentive Plan.
10.52(23)†	Employment Agreement between Edward M. Hurwitz and the Company dated October 30, 2001
10.53(24)†	Letter Agreement dated March 27, 2002 between Ronald D. Verdoorn and Affymetrix, Inc.
10.54(24)†	Amendment No. 1 to the April 11, 1997 Promissory Note by Stephen P.A. Fodor, Ph.D. dated as of April 11, 2002
21	List of Subsidiaries
23	Consent of Ernst & Young LLP, Independent Auditors

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

(14)
Incorporated by reference to the same number exhibit filed with Registrant's Form 10-Q as filed on November 16, 1998 (File No. 000-28218).

(15)
Incorporated by reference to the same number exhibit filed with the Registrant's Report on Form 10-K for the year ended December 31, 1998 as filed on March 31, 1999 (File No. 000-28218).

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

(21)
Incorporated by reference to Exhibit 10.50 of the Registrant's Form 10-Q as filed on May 15, 2001 (File No. 000-28218).

(22)
Incorporated by reference to Exhibit 10.51 of the Registrant's Form 10-Q as filed on August 13, 2001 (File No. 000-28218).

(23)
Incorporated by reference to Exhibit 10.52 of the Registrant's Form 10-K as filed on March 29, 2002 (File No. 000-28218).

(24)
Incorporated by reference to the same number exhibit filed with the Registrant's Form 10-Q as filed on May 15, 2002 (File No. 000-28218).

*
Confidential treatment granted

†
Management contract, compensatory plan or arrangement

(b)
Reports on Form 8-K.

        On December 6, 2002, the Company filed a Report on Form 8-K to report under Item 5 (Other Events) that the Company entered into a settlement agreement with The Board of Trustees of the Leland Stanford Junior University and Incyte Pharmaceuticals, Inc. resolving existing patent litigation between the companies.

AFFYMETRIX, INC.

Schedule II—Valuation and Qualifying Accounts

(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year Ended December 31, 2002:
Allowance for doubtful accounts	$1,847	$1,351	$—	$363	$2,835
Year Ended December 31, 2001:
Allowance for doubtful accounts	$1,584	$320	$—	$57	$1,847
Year Ended December 31, 2000:
Allowance for doubtful accounts	$1,010	$1,264	$—	$690	$1,584

SIGNATURES

        Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFYMETRIX, INC. (Registrant)
March 31, 2003	By:	/s/ STEPHEN P.A. FODOR, PH.D. Stephen P.A. Fodor, Ph.D. CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ STEPHEN P.A. FODOR, PH.D. Stephen P.A. Fodor, Ph.D.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 31, 2003
By:	/s/ GREGORY T. SCHIFFMAN Gregory T. Schiffman	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 31, 2003
By:	/s/ JOHN D. DIEKMAN, PH.D. John D. Diekman, Ph.D.	Director	March 31, 2003
By:	/s/ PAUL BERG, PH.D. Paul Berg, Ph.D.	Director	March 31, 2003
By:	/s/ VERNON R. LOUCKS, JR. Vernon R. Loucks, Jr.	Director	March 31, 2003
By:	/s/ SUSAN E. SIEGEL Susan E. Siegel	Director	March 31, 2003
By:	/s/ DAVID B. SINGER David B. Singer	Director	March 31, 2003
By:	/s/ JOHN A. YOUNG John A. Young	Director	March 31, 2003

Certification

I, Stephen P.A. Fodor, Ph.D., Chairman and Chief Executive Officer, certify that:

  1.
  I have reviewed this Form 10-K for the period ended December 31, 2002 of Affymetrix, Inc.;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a.
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b.
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c.
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	/s/ STEPHEN P.A. FODOR, PH.D. Name: Stephen P.A. Fodor, Ph.D. Title: Chairman and Chief Executive Officer

Certification

I, Gregory T. Schiffman, Senior Vice President and Chief Financial Officer, certify that:

  1.
  I have reviewed this Form 10-K for the period ended December 31, 2002 of Affymetrix, Inc.;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a.
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b.
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c.
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	/s/ GREGORY T. SCHIFFMAN Name: Gregory T. Schiffman Title: Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
3.1(1)	Restated Certificate of Incorporation
3.2(2)	Bylaws
3.3(3)	Amendment No. 1 to the Bylaws dated as of April 25, 2001.
3.5(4)	Summary of Rights to Purchase Shares of Preferred Stock pursuant to the Rights Agreement dated as of October 15, 1998
4.1(5)	Rights Agreement, dated October 15, 1998, between Affymetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent
4.2(6)	Indenture dated as of September 22, 1999, between Affymetrix, Inc. and The Bank of New York, as Trustee
4.3(7)	Amendment No. 1 to Rights Agreement, dated as of February 7, 2000, between Affymetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent
4.4(8)	Indenture, dated as of February 14, 2000, between Affymetrix, Inc. and The Bank of New York, as Trustee
10.1(9)†	1993 Stock Plan, as amended
10.2(9)†	1996 Nonemployee Directors Stock Option Plan
10.18(9)†*	Loan and Pledge Agreement between Stephen P.A. Fodor and Affymetrix, Inc. effective December 7, 1993
10.19(9)†*	Agreement between Stephen P.A. Fodor and Affymetrix, Inc. dated November 1, 1994
10.20(9)†*	Form of Director and Officer Indemnification Agreement
10.22(9)	Lease between Harry Locklin and Affymetrix, Inc. dated December 5, 1994
10.23(10)	Lease between Sobrato Interests and Affymetrix, Inc. dated May 31, 1996 (3380 Central Expressway, Santa Clara, CA)
10.24(10)	Lease between Sobrato Interests and Affymetrix, Inc. dated May 31, 1996 (3450 Central Expressway, Santa Clara, CA)
10.25(11)*	Collaboration Agreement between bioMérieux Vitek, Inc. and Affymetrix, Inc. effective as of September 1, 1996
10.26(11)*	Manufacturing Agreement between bioMérieux Vitek, Inc. and Affymetrix, Inc. effective as of September 1, 1996
10.30(12)*	License Agreement between Affymetrix, Inc. and Molecular Dynamics, Inc. dated November 28, 1997
10.32(13)*	Agreement between Affymetrix, Inc. and Roche Molecular Systems, Inc. effective as of April 23, 1998
10.33(13)*	Agreement between Affymetrix, Inc. and Enzo Diagnostics, Inc. effective as of April 24, 1998.
10.34(14)*	Consortium Agreement between Beckman Coulter, Inc. and the Company dated July 31, 1998.
10.35(14)*	Letter Agreement between Beckman Coulter, Inc. and the Company dated July 29, 1998
10.36(15)†	1998 Stock Incentive Plan

10.37(15)†	Form of Officer and Director Indemnification Agreement
10.39(15)†	Promissory Note between Stephen P. A. Fodor and the Company dated April 11, 1997
10.42(16)	Lease Agreement by and between the Company and Aetna Life Insurance Company dated as of July 30, 1999
10.44(17)	Amendment to Lease by and between Affymetrix, Inc. and Harry Locklin dated as of May 12, 1999
10.46(18)	First Addendum to Lease by and between Solar Oakmead Joint Venture and Affymetrix, Inc.
10.47(19)	Amendment No. 1 to the 1996 Nonemployee Directors Stock Option Plan of Affymetrix, Inc.
10.48(20)	Affymetrix, Inc. 2000 Equity Incentive Plan
10.50(21)	Amended and Restated 1996 Non-Employee Directors Stock Plan.
10.51(22)	Amended and Restated 2000 Equity Incentive Plan.
10.52(23)†	Employment Agreement between Edward M. Hurwitz and the Company dated October 30, 2001
10.53(24)†	Letter Agreement dated March 27, 2002 between Ronald D. Verdoorn and Affymetrix, Inc.
10.54(24)†	Amendment No. 1 to the April 11, 1997 Promissory Note by Stephen P.A. Fodor, Ph.D. dated as of April 11, 2002
21	List of Subsidiaries
23	Consent of Ernst & Young LLP, Independent Auditors

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

(14)
Incorporated by reference to the same number exhibit filed with Registrant's Form 10-Q as filed on November 16, 1998 (File No. 000-28218).

(15)
Incorporated by reference to the same number exhibit filed with the Registrant's Report on Form 10-K for the year ended December 31, 1998 as filed on March 31, 1999 (File No. 000-28218).

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

(21)
Incorporated by reference to Exhibit 10.50 of the Registrant's Form 10-Q as filed on May 15, 2001 (File No. 000-28218).

(22)
Incorporated by reference to Exhibit 10.51 of the Registrant's Form 10-Q as filed on August 13, 2001 (File No. 000-28218).

(23)
Incorporated by reference to Exhibit 10.52 of the Registrant's Form 10-K as filed on March 29, 2002 (File No. 000-28218).

(24)
Incorporated by reference to the same number exhibit filed with the Registrant's Form 10-Q as filed on May 15, 2002 (File No. 000-28218).

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
AFFYMETRIX, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2002
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K
AFFYMETRIX, INC. Schedule II—Valuation and Qualifying Accounts (in thousands)
SIGNATURES
Certification
Certification
INDEX TO EXHIBITS