Form 10-Q
period 2003-03-31
AFFYMETRIX INC
filed 2003-05-15
CIK 913077

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE PERIOD ENDED MARCH 31, 2003
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

COMMON SHARES OUTSTANDING ON APRIL 30, 2003: 58,795,089

AFFYMETRIX, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AFFYMETRIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

(UNAUDITED)

	March 31, 2003	December 31, 2002
		(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$25,947	$67,888
Available-for-sale securities	402,662	293,570
Accounts receivable	54,067	65,986
Inventories	28,132	26,739
Prepaid expenses	3,105	3,380
Other current assets	162	390

Total current assets	514,075	457,953
Property and equipment, net	69,824	72,836
Acquired technology rights, net	30,123	23,039
Goodwill	18,601	18,601
Notes receivable from employees	1,563	1,674
Other assets	25,187	27,300

	$659,373	$601,403

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$64,148	$66,864
Deferred revenue	34,314	19,381

Total current liabilities	98,462	86,245
Deferred revenue	53,412	—
Other long-term liabilities	8,178	8,322
Convertible subordinated notes	368,900	368,900
Common stock purchase rights	3,000	3,000
Stockholders' equity:
Common stock	588	585
Additional paid-in capital	359,779	355,515
Notes receivable from stockholders	(741)	(720)
Deferred stock compensation	(7,320)	(8,015)
Accumulated other comprehensive income	781	515
Accumulated deficit	(225,666)	(212,944)

Total stockholders' equity	127,421	134,936

	$659,373	$601,403

Note 1:	The condensed consolidated balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date included in the Company's Form 10-K for the fiscal year ended December 31, 2002.

See accompanying notes.

AFFYMETRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended March 31,
	2003	2002
Revenue:
Product sales	$46,754	$46,057
Product related revenue	14,394	11,154

Total product and product related revenue	61,148	57,211
Royalties and other revenue	3,154	4,954
Revenue from Perlegen Sciences	2,509	5,971

Total revenue	66,811	68,136

Costs and expenses:
Cost of product sales	16,820	19,435
Cost of product related revenue	2,193	1,259
Cost of revenue from Perlegen Sciences	2,509	5,971
Research and development	15,905	16,689
Selling, general and administrative	27,975	23,490
Amortization of deferred stock compensation	695	3,707
Amortization of purchased intangibles	281	281
Charge for acquired in-process research and development	10,096	—

Total costs and expenses	76,474	70,832

Loss from operations	(9,663)	(2,696)
Interest income and other, net	2,375	4,244
Interest expense	(4,900)	(4,929)

Net loss before income taxes	(12,188)	(3,381)
Income tax provision	(534)	(200)

Net loss	$(12,722)	$(3,581)

Basic and diluted net loss per share	$(0.22)	$(0.06)

Shares used in computing basic and diluted net loss per share	58,549	57,809

See accompanying notes.

AFFYMETRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(12,722)	$(3,581)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,742	5,221
Amortization of intangible assets	1,101	900
Amortization of investment premiums, net	59	1,024
Stock compensation	695	3,707
Realized gain on sales of investments	(345)	(1,301)
Write down of equity investments	496	—
Amortization of debt offering costs	441	442
Accretion of interest on notes receivable from stockholders	(21)	(22)
Accretion of interest on notes receivable	(90)	—
Gain on disposal of equipment	(59)	—
Change in operating assets and liabilities:
Accounts receivable, net	11,919	4,279
Inventories	(1,393)	(518)
Prepaid expenses	275	(2)
Other assets	193	310
Accounts payable and accrued liabilities	(3,078)	(12,845)
Deferred revenue	68,345	279

Net cash provided by (used in) operating activities	71,558	(2,107)

Cash flows from investing activities:
Capital expenditures	(2,671)	(9,449)
Purchases of available-for-sale securities	(258,569)	(83,003)
Proceeds from the sales or maturities of available-for-sale securities	150,097	100,145
Collection of notes receivable from employees	1,131	—
Issuance of notes receivable to employee	(1,000)	—
Purchase of non-marketable equity investment	(1,000)	—
Purchase of technology rights	(5,904)	—

Net cash (used in) provided by investing activities	(117,916)	7,693

Cash flows from financing activities:
Issuance of common stock	4,267	636

Net cash provided by financing activities	4,267	636

Effect of exchange rate changes on cash	150	67
Net (decrease) increase in cash and cash equivalents	(41,941)	6,289
Cash and cash equivalents at beginning of period	67,888	58,795

Cash and cash equivalents at end of period	$25,947	$65,084

See accompanying notes.

AFFYMETRIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

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

        Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Reclassifications

        Certain amounts in 2002 have been reclassified to conform to the 2003 presentation.

Revenue Recognition

  Product Sales

        Product sales, including revenues from Perlegen Sciences, include sales of GeneChip® probe arrays and related instrumentation. Probe array and instrumentation revenues are recognized when earned, which is generally upon shipment and transfer of title to the customer and fulfillment of any significant post-delivery obligations. Reserves are provided for anticipated warranty expenses at the time the associated revenue is recognized.

  Product Related Revenue

        Product related revenue includes subscription fees earned under EasyAccess™ agreements and license fees, milestones and royalties earned from collaborative product development and supply agreements, service revenue, revenue from custom probe array design fees and software revenue.

        Revenue from subscription fees is recorded ratably over the term of the related EasyAccess™ agreements.

        The Company has entered into collaborative arrangements which generally include a research and product development phase and a manufacturing and supply phase. These arrangements may include up-front nonrefundable license fees, milestones, product supply and distribution arrangements and royalties based on the sale of final product by the partner. In these arrangements, up-front nonrefundable payments are generally recognized over the research and product development phase, milestones are recognized when earned, revenue from the sale of product is recognized as a component of product sales when the product is shipped to the partner and royalties are recognized when earned, generally when the partner sells the final product to end customers. Any payments received which are not yet earned are included in deferred revenue.

        Revenue related to extended warranty arrangements is deferred and recognized over the applicable periods. Revenue from custom probe array design fees associated with our of GeneChip® CustomExpress™ products are recognized when the associated products are shipped. In 2002, custom probe array design fees were included in research revenue based on the fact that the Company had not fully commercialized this product offering.

  Royalties and Other Revenue

        Royalties and other revenue includes royalties earned from third party license agreements and research revenue which mainly consists of amounts earned under government grants. Additionally, other revenue includes fees earned through the license of the Company's intellectual property. In 2002, research revenue also includes custom probe array design fees.

        Royalty revenues include amounts earned from the sale of products by third parties which have been licensed under the Company's intellectual property portfolio. Royalty revenues are recognized under the terms of the related agreements generally upon manufacture or shipment of a product by a licensee.

        Research revenue is mainly comprised of amounts earned under government grants. Research revenue is recorded in the period in which the associated costs are incurred. The costs associated with these grants are reported as research and development expense.

        License revenues are generally recognized upon execution of the agreement unless the Company has continuing performance obligations, in which case the license revenue is recognized ratably over the period of expected performance.

Derivative Instruments

        During the normal course of business, the Company is exposed to foreign currency exchange risk arising from transactions that are denominated in currencies other than the United States dollar. To manage these risks associated with foreign currency exchange, the Company began utilizing derivative financial instruments in the first quarter of 2003. Derivatives are financial instruments that derive their value from one or more underlying financial instruments. As a matter of policy, the Company may only enter into derivative instruments that are either foreign currency forward contracts or swaps. The Company's derivative instruments are entered into for periods consistent with the related underlying exposures and do not constitute positions that are independent of those exposures. In addition, the Company does not enter into derivative contracts for trading or speculative purposes, and is not party to any leveraged derivative instrument. The notional amounts of derivatives do not represent actual amounts exchanged by the parties to the instrument, and, thus, are not a measure of exposure to the Company through its use of derivatives. Additionally, the Company enters into derivative agreements only with highly rated counterparties and does not expect to incur any losses resulting from non-performance by other parties.

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

        Shares used in computing basic and diluted net loss per share is as follows (in thousands):

	Three Months Ended March 31,
	2003	2002
Weighted-average shares outstanding	58,676	58,034
Less: Weighted-average shares of common stock subject to repurchase	(127)	(225)

Weighted-average shares used in computing basic and diluted net loss per share	58,549	57,809

        The excluded securities, on an actual outstanding basis, were as follows (in thousands):

	March 31,
	2003	2002
Options and warrants	10,759	11,520
Convertible subordinated notes	3,803	3,810
Common stock subject to repurchase	122	206

Stock-Based Compensation

        At March 31, 2003, the Company has six stock-based employee and non-employee director compensation plans, which are more fully described in the Company's Annual Report on Form 10-K. The Company has elected to continue to follow the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations for these plans. During the three month ended March 31, 2003, no stock-based compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant in accordance with FASB Statement No. 148. During the three months ended March 31, 2002, employee-based stock compensation relates to the modification of certain previously granted awards.

        The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, as amended by SFAS 148, to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended March 31,
	2003	2002
Net loss—as reported	$(12,722)	$(3,581)
Add: Stock-based employee compensation expense included in reported net loss	—	1,605
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(7,466)	(13,092)

Pro forma net loss	$(20,188)	$(15,068)

Loss per share:
Basic loss per common share—as reported	$(0.22)	$(0.06)

Basic loss per common share—pro forma	$(0.34)	$(0.26)

Recent Accounting Pronouncements

        In November 2002, the FASB issued the FASB Interpretation No. 45 (or FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which clarifies the requirements for a guarantor's accounting and disclosures of certain guarantees issued and outstanding. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this Interpretation were effective beginning in January 2003. The adoption of FIN 45 did not have a significant impact on the Company's consolidated financial statements (See Note 11).

        In January 2003, the FASB issued Interpretation No. 46 (or FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structures used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of the disclosure requirements of FIN 46 did not have a significant impact on the Company's consolidated financial statements. The complete adoption of FIN 46 is not expected to have a material impact on the Company's consolidated financial statements.

NOTE 2—PRODUCT SALES AND PRODUCT RELATED REVENUE

        The components of product sales are as follows (in thousands):

	Three Months Ended March 31,
	2003	2002
Probe arrays and related supplies	$39,065	$34,987
Instruments	7,689	11,070

Total product sales	$46,754	$46,057

        The components of product related revenue are as follows (in thousands):

	Three Months Ended March 31,
	2003	2002
Subscription fees	$7,575	$7,981
Service and other	4,441	3,173
License fees and milestone revenue	2,378	—

Total product related revenue	$14,394	$11,154

NOTE 3—COLLABORATIVE AGREEMENTS

        The Company has agreements with many entities to develop and test probe arrays for the detection of certain gene sequences, mutations or organisms. Under such agreements, the Company may receive development fees and may receive payments upon achievement of certain technical goals.

F. Hoffmann-La Roche Ltd. ("Roche")

        In February 1998, Affymetrix entered into a non-exclusive collaborative development agreement with Roche to initially develop probe array-based diagnostic products. Under the terms of the agreement the parties are collaborating to develop mutually agreed upon arrays directed to selected genes, as well as associated instrumentation and reagents. In January 2003, the Company expanded its collaboration with Roche by granting Roche access to its GeneChip® technologies to develop and commercialize GeneChip® laboratory tests for DNA analysis, genotyping and resequencing applications, as well as for RNA expression analysis, in a broad range of human disease areas. Using

Affymetrix' GeneChip® technologies, Roche is seeking to develop and market tests for diseases such as cancer, osteoporosis, cardiovascular, metabolic, infectious and inflammatory diseases. Under the terms of the collaborative agreement, Roche paid Affymetrix an up-front, nonrefundable license fee of $70.0 million. Affymetrix will recognize this amount as a component of product related revenue over the research and product development phase which is expected to approximate five years. The agreement, which is subject to Roche's option to terminate on December 31, 2007 or any time on or after June 2, 2013, with one year's prior notice, includes a broad range of other compensation payable by Roche to Affymetrix throughout the life of the agreement based on annual royalties on sales of diagnostic kits, milestone payments for technical and commercial achievements, a manufacturing and supply agreement, and related license installments.

NOTE 4—INVENTORIES

        Inventories consist of the following (in thousands):

	March 31, 2003	December 31, 2002
Raw materials	$8,667	$8,023
Work-in-process	3,345	2,597
Finished goods	16,120	16,119

Total	$28,132	$26,739

NOTE 5—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

        Accounts payable and accrued liabilities consist of the following (in thousands):

	March 31, 2003	December 31, 2002
Accounts payable	$16,756	$15,174
Accrued compensation and related liabilities	11,675	16,687
Accrued interest on convertible subordinated notes	1,300	5,789
Accrued sales and use tax	3,021	3,135
Accrued legal	4,294	2,897
Accrued royalties	19,460	15,645
Other	7,642	7,537

Total	$64,148	$66,684

NOTE 6—COMPREHENSIVE INCOME (LOSS)

        The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended March 31,
	2003	2002
Net loss	$(12,722)	$(3,581)
Foreign currency translation adjustment	150	67
Unrealized loss on equity investment	—	(2,927)
Unrealized gain (loss) on debt securities	334	(3,853)
Unrealized loss on hedging contracts	(218)	—

Comprehensive loss	$(12,456)	$(10,294)

NOTE 7—PERLEGEN SCIENCES, INC.

        In October 2000, Affymetrix formed Perlegen Sciences, Inc. ("Perlegen") as a wholly-owned subsidiary. In connection with the formation of Perlegen, the Company contributed to Perlegen the rights to use certain intellectual property with no cost basis and we have rights to use and commercialize certain data generated by Perlegen in the array field. From Perlegen's inception through March 30, 2001 the operating results of Perlegen were consolidated into the Company's financial statements. On March 30, 2001, Perlegen completed a private financing with outside investors raising approximately $100.0 million, which reduced our ownership position in Perlegen to approximately 53%. Two of the outside investors in this financing included trusts of which two of the Company's current directors are trustees. The investments by these trusts represented less than $0.6 million of the total financing for Perlegen. In connection with Perlegen's March 30, 2001 financing, the Company, and certain of its affiliates, including its chief executive officer Stephen P.A. Fodor, placed a portion of its collective holdings (approximately 8%) into an irrevocable voting trust, relinquishing certain voting rights and, as such, the Company relinquished control of Perlegen. Under the terms of the voting trust, the trustee, U.S. Bank Corp. (formerly State Street Bank and Trust Company of California), was required to vote the shares held in the trust on all matters subject to shareholder vote in proportion to the votes of all non-Affymetrix shareholders.

        On January 9, 2003, the Company entered into an agreement with Perlegen to license certain Perlegen technologies that are expected to accelerate the Company's plan to design and commercialize microarrays for whole genome and candidate region DNA analysis. In addition to broadening our access to Perlegen technologies, this licensing agreement advances by approximately three years the Company's prior commercialization rights to the Perlegen single nucleotide polymorphism (SNP) database for development of chip-based products. Under the terms of the licensing agreement, the Company paid Perlegen a total of $15.0 million in cash and granted Perlegen a $3.0 million credit which will be applied against the margin on the Company's future sales of chips to Perlegen. This credit expires in three years. This new agreement also eliminates any future royalty obligations for array products that the Company commercializes based on information contained in Perlegen's SNP database. Affymetrix engaged an independent third party to conduct a valuation analysis of the licenses acquired. Based upon that independent valuation, Affymetrix recorded a charge of approximately

$10.1 million related to in-process research and development in the first quarter of 2003. The remaining $4.9 million was recorded as an intangible asset and will be amortized over the useful lives of the various components of the asset from six to ten years.

        The charge associated with licensing the Perlegen SNP database was included in acquired in-process research and development in the consolidated statement of operations as the database has no alternative future use to Affymetrix. Specifically, the database contains over one million SNPs and will be used in the Company's research and development program to develop high quality, high density DNA analysis microarray products. The value of the SNP database license was determined by estimating the net present value of future cash flows expected from the sale of DNA analysis products developed from this database using a present value discount rate of 30.0%, which is based on Affymetrix' weighted cost of capital adjusted for the risks associated with the in-process research project in which the SNP database content will be used. Upon entering into this license agreement in January 2003, the Company's DNA analysis development program was approximately 33% complete.

        The estimates used by the Company in valuing the licensed technologies were based upon assumptions the Company believes to be reasonable but which are inherently uncertain and unpredictable. The Company's assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the projected results.

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

NOTE 8—INTANGIBLE ASSETS

        Acquired technology rights are comprised of licenses to technology covered by patents to third parties and are amortized over the expected useful life of the underlying patents, which range from one to fifteen years. Accumulated amortization of these rights amounted to $5.4 and $5.3 million at March 31, 2003 and December 31, 2002, respectively.

        The expected future annual amortization expense of our acquired technology rights and other intangible assets is as follows (in thousands):

For the Year Ending December 31,	Amortization Expense
2003, remainder thereof	$3,455
2004	3,477
2005	3,460
2006	3,443
2007	3,443
Thereafter	13,502

Total expected future annual amortization	$30,780

NOTE 9—ACCOUNTING FOR DERIVATIVE INSTRUMENTS

        The Company has international operations and during the normal course of business is exposed to foreign currency exchange risks as a result of transactions that are denominated in currencies other than the United States dollar. During the quarter ended March 31, 2003, the Company entered into foreign currency forward contracts to manage a portion of the volatility of transactions that are denominated in foreign currencies. The Company's forward contracts have maturities of less than one year. In addition, these contracts are specific cash flow hedges and corresponding gains and losses on these contracts will be recorded as a component of other comprehensive income in the Company's condensed consolidated statements of operations upon settlement. As of March 31, 2003, all of the Company's foreign currency forward contracts were open; therefore, no gain or loss was recognized in earnings during the period.

NOTE 10—LEGAL PROCEEDINGS

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

Purported Shareholder Class Action Lawsuit

        On April 10, 2003, two individuals filed a purported shareholder class action lawsuit under the federal securities laws in the United States District Court for the Northern District of California. The defendants in this case include the Company, three of its executive officers and one outside director. The lawsuit relates to Affymetrix' January 29, 2003 announcement of its financial expectations for 2003 and subsequent announcement on April 3, 2003, updating its financial guidance for the first quarter of

2003. The lawsuit alleges, among other things, that Affymetrix' January 29, 2003 financial guidance was misleading and GlaxoSmithKline plc sold Affymetrix shares during the first quarter of 2003 while in possession of material nonpublic information.

        Affymetrix believes that the claims set forth in this purported shareholder class action lawsuit are without merit. However, Affymetrix cannot be sure that it will prevail in these matters. Affymetrix' failure to successfully defend itself against these allegations could result in a material adverse effect on its business, financial condition and results of operations.

Administrative Litigation and Proceedings

        The Company's intellectual property is expected to be subject to significant additional administrative and litigation actions. For example, in Europe and Japan, third parties are expected to oppose significant patents that the Company owns or controls. Currently, Multilyte Ltd. and ProtoGene Laboratories, Inc. are parties that have filed oppositions against Affymetrix' EP 0-619-321 Patent in the European Patent Office, and PamGene B.V. has filed an opposition against Affymetrix' EP 0 728 520. Also, Abbott Laboratories, Applera, Clondiag, CombiMatrix and Roche Diagnostics filed oppositions against Affymetrix' EP 0 834 575. These procedures will result in the patent being either upheld in its entirety, allowed to issue in amended form in designated European countries, or revoked.

        At this time, the Company cannot determine the outcome of any of the matters described above.

NOTE 11—COMMITMENTS

Product Warranty

        In connection with the disclosure requirements of FIN 45 adopted by the Company at December 31, 2002, the following table depicts product warranty activity during the three months ended March 31, 2003 (in thousands):

Balance at December 31, 2002	$1,924
New warranties issued	420
Warranty activity	(601)

Balance at March 31, 2003	$1,743

Extension of Credit

        In July 2001, the Company made an extension of credit to an executive of the Company of up to $1.2 million. Proceeds from the extension of credit may be drawn in one lump-sum or in periodic draws. As of March 31, 2003, no amounts under the extension of credit were drawn. Any amounts drawn from the extension of credit would be due on the earliest of four years from when the extension of credit is drawn upon or when the executive leaves the Company. Interest would accrue at the IRS imputed rate of interest and is payable after two years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Management's Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2003 and for the three month periods ended March 31, 2003 and 2002 should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2002.

        All statements in this quarterly report that do not discuss past results are forward-looking statements. Forward-looking statements are based on management's current expectations and are therefore subject to certain risks and uncertainties, including those discussed under the section titled "Risk Factors" included in this report. Specific uncertainties which could cause our actual results to differ materially from those projected include, but are not limited to, risks of our ability to achieve and sustain higher levels of revenue, higher gross margins, reduced operating expenses, market acceptance, personnel retention, uncertainties relating to the length and severity of the current global economic weakness, the reduction in overall capital spending in the academic and biotechnology sectors, changes in government funding policies, unpredictable fluctuations in quarterly revenues, uncertainties related to cost and pricing of Affymetrix products, dependence on collaborative partners, uncertainties relating to sole source suppliers, uncertainties relating to FDA, and other regulatory approvals, competition, risks relating to intellectual property of others and the uncertainties of patent protection and litigation.

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

        We have incurred operating losses each year since our inception, including a loss of approximately $12.7 million during the three months ended March 31, 2003 and, as of such date, had an accumulated deficit of approximately $225.7 million. Our losses have resulted principally from costs incurred in research and development, manufacturing and from selling, general and administrative costs associated with our operations, including the costs of patent related litigation. These costs have exceeded our revenues and interest income, which to date have been generated principally from product sales, technology access and other license fees, royalties, collaborative research and development agreements, and from interest earned on cash and investment balances. Our ability to generate significant revenues and become profitable is dependent in large part on our ability to expand our customer base, increase sales of our current products to existing customers, manage our expense growth, as well as our ability to enter into additional supply, license and collaborative arrangements and on our ability and that of our collaborative partners to successfully manufacture and commercialize products incorporating our technologies in new applications and in new markets.

        Our operating results vary and depend on numerous factors. Revenues are principally impacted by the volume and price of product sales; the timing of orders and deliveries of products, design fees, royalties, license fees, and other research revenues under collaborative and licensing agreements.

Expenses are principally impacted by the cost of goods for products, the magnitude and duration of research and development, sales and marketing and general and administrative expenses. General and administrative expenses are particularly subject to variation as a result of fluctuations in the intensity of legal activities associated with our on-going intellectual property litigation and recent purported securities class action litigation.

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

  F. Hoffmann-La Roche Ltd.

        In January 2003, we expanded our collaboration with Roche by granting Roche access to our GeneChip® technologies to develop and commercialize GeneChip® laboratory tests for DNA analysis, genotyping and resequencing applications, as well as for RNA expression analysis, in a broad range of human disease areas. Using our GeneChip® technologies, Roche is seeking to develop and market tests for diseases such as cancer, osteoporosis, cardiovascular, metabolic, infectious and inflammatory diseases. Under the terms of the collaborative agreement, Roche paid us an up-front, nonrefundable license fee of $70.0 million. We will recognize this amount as a component of product related revenue over the research and product development phase which is expected to approximate five years. The agreement, which is subject to Roche's option to terminate on December 31, 2007 or any time on or after June 2, 2013, with one year's prior notice, includes a broad range of other compensation payable by Roche to us throughout the life of the agreement based on annual royalties on sales of diagnostic kits, milestone payments for technical and commercial achievements, a manufacturing and supply agreement, and related license installments.

  Perlegen Sciences, Inc.

        On January 9, 2003, we entered into an agreement with Perlegen to license certain Perlegen technologies that are expected to accelerate our plan to design and commercialize microarrays for whole genome and candidate region DNA analysis. In addition to broadening our access to Perlegen technologies, this licensing agreement advances by approximately three years our prior commercialization rights to the Perlegen single nucleotide polymorphism (SNP) database for development of chip-based products. Under the terms of the licensing agreement, we paid Perlegen a total of $15.0 million in cash and granted Perlegen a $3.0 million credit which will be applied against the margin on our future sales of chips to Perlegen. This credit expires in three years. This new agreement also eliminates any future royalty obligations for array products that we commercialize based on information contained in Perlegen's SNP database. We engaged an independent third party to conduct a valuation analysis of the licenses acquired. Based upon that independent valuation, we recorded a charge of approximately $10.1 million related to in-process research and development in the first quarter of 2003. The remaining $4.9 million was recorded as an intangible asset and will be amortized over the useful lives of the various components of the asset from six to ten years.

        On January 27, 2003, Perlegen announced that it completed the first closing of a private financing round led by Maverick Capital, raising an aggregate of approximately $30.2 million. As a result of this financing, our collective equity ownership in Perlegen (including that of its affiliates) was reduced to approximately 43%. The terms of the voting trust allow it to be terminated once we and our affiliates cease to own 45% or more of the voting securities of Perlegen. Accordingly, following Perlegen's January 27, 2003 financing, the voting trust has been terminated. In connection with Perlegen's

January 27, 2003 financing, we agreed to have the right to designate two members of Perlegen's Board of Directors which shall consist of not more than seven members. Previously, we had the right to designate three of the seven members of Perlegen's Board. Our two current designees to Perlegen's Board are also members of our Board of Directors.

Results of Operations

Revenue

        Amounts in 2002 have been reclassified to conform to the 2003 presentation, exclusive of revenue from Perlegen Sciences.

Three Months Ended March 31, 2003 and 2002

        The components of product sales are as follows (in thousands):

	Three Months Ended March 31,
	2003	2002
Probe arrays and related supplies	$39,065	$34,987
Instruments	7,689	11,070

Total product sales	$46,754	$46,057

        Product Sales.    Product sales increased to $46.8 million for the three months ended March 31, 2003 compared to $46.1 million for the three months ended March 31, 2002. The increase was primarily due to growth in unit sales and an increase in the average sales price of GeneChip® probe arrays and related supplies. These increases were partially offset by a decrease in instrument revenue related to a decline in unit sales of our GeneChip® instrument platform primarily as a result of cautious capital spending by academic and biotechnology customers. Revenue from sales of probe arrays and related supplies increased to $39.1 million from $35.0 million for the three months ended March 31, 2003 and 2002, respectively. Revenue from sales of instruments decreased to $7.7 million from $11.1 million for the three months ended March 31, 2003 and 2002, respectively.

        The components of product related revenue are as follows (in thousands):

	Three Months Ended March 31,
	2003	2002
Subscription fees	$7,575	$7,981
Service and other	4,441	3,173
License fees and milestone revenue	2,378	—

Total product related revenue	$14,394	$11,154

        Product Related Revenue.    Product related revenue increased to $14.4 million for the three months ended March 31, 2003 compared to $11.2 million for the three months ended March 31, 2002. The increase was primarily due to an increase in license fees earned of $2.4 million in connection with the Roche agreement signed in January 2003, an increase in service revenue and the inclusion of custom probe array design fees in 2003 due to the full commercialization of our custom product offering. These increases were partially offset by a decrease in software revenue related to a decline in sales of our GeneChip® instrument platform primarily as a result of cautious capital spending by academic and biotechnology customers. Revenues from custom probe array design fees are reported in royalties and other revenue in 2002. Subscription fees earned under EasyAccess™ agreements decreased to

$7.6 million from $8.0 million for the three months ended March 31, 2003 and 2002, respectively. Service and other revenue, which primarily consists of service revenue in 2003 and 2002 and custom probe array design fees in 2003, increased to $4.4 million from $3.2 million for the three months ended March 31, 2003 and 2002, respectively. License fees and milestone revenue, which consists of license fees earned in connection with the Roche agreement signed in January 2003, is $2.4 million for the three months ended March 31, 2003.

        Royalties and Other Revenue.    Royalties and other revenue decreased to $3.2 million for the three months ended March 31, 2003 compared to $5.0 million for the three months ended March 31, 2002. The decrease was primarily due to a decrease in new license agreements and the reporting of custom probe array design fees as product related revenue starting in January 2003 due to the full commercialization of our custom product offering. The decrease was partially offset by increased research activity related to an existing grant. In 2002, custom probe array design fees are reported in royalties and other revenue.

        Revenue From Perlegen Sciences, Inc.    Revenue from the sale of wafers to Perlegen, an affiliated party, decreased to $2.5 million for the three months ended March 31, 2003 compared to $6.0 million for the three months ended March 31, 2002. The decrease was consistent with the decrease in Perlegen's contractual obligations.

        Cost of Product Sales and Cost of Product Related Revenues.    Cost of product sales decreased to $16.8 million for the three months ended March 31, 2003 compared to $19.4 million for the three months ended March 31, 2002. The decrease in cost of product sales resulted principally from a decline in unit sales of our GeneChip® instrument platform. Cost of product related revenue increased to $2.2 million for the three months ended March 31, 2003 compared to $1.3 million for the three months ended March 31, 2002. The increase in cost of product related revenues was primarily due to the inclusion of costs associated with our custom probe array design fees starting in January 2003 due to the full commercialization of our custom product offering. In 2002, the costs of custom probe array design fees are reported as research and development expense. Gross margin on product and product related revenue improved to 68.9% for the three months ended March 31, 2003 compared to 63.8% for the three months ended March 31, 2002. Principal factors that favorably impacted gross margin included: favorable changes in product sales mix, improved probe array manufacturing yields, and the recognition of $2.4 million of license revenue from the Roche agreement signed in January 2003.

        Research and Development Expenses.    Research and development expenses, which primarily consist of basic research, product research and development and manufacturing process and development, decreased to $15.9 million for the three months ended March 31, 2003 compared to $16.7 million for the three months ended March 31, 2002. The decrease in research and development expenses was primarily due to the reporting of the costs of custom probe array design fees as cost of product related revenue starting in January 2003 due to the full commercialization of our custom product offering and the decrease in product development costs associated with the product release of our GeneChip® Scanner 3000 in January 2003. In 2002, costs of custom probe array design fees are reported as research and development expense.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased to $28.0 million for the three months ended March 31, 2003 compared to $23.5 million for the three months ended March 31, 2002. The increase in selling, general and administrative expenses was primarily due to increased investments in our sales and support infrastructure in Japan and an increase in general legal expenses related to new license agreements. We expect legal costs to vary substantially as the intensity of legal activity changes. There can be no assurance that we have adequately estimated our exposure for potential damages associated with pending or future litigation.

        Amortization of Deferred Stock Compensation.    Upon the acquisition of Neomorphic in October 2000, the fair value of unvested common stock subject to restricted stock agreements and the intrinsic value of the unvested options held by employees were deducted from the purchase price and allocated to deferred stock compensation. The deferred stock compensation of $30.0 million is being amortized to compensation expense over the remaining vesting term, generally two to four years. The fair value of unvested options held by non-employees was also deducted from the purchase price and will be periodically revalued as they vest in accordance with applicable accounting guidance. Stock compensation expense decreased to $0.7 million for the three months ended March 31, 2003 compared to $3.7 million for the three months ended March 31, 2002. In addition to the amortization of previously recorded deferred stock compensation for the three months ended March 31, 2002, we also recorded a charge of $1.6 million associated with certain options granted to one of our former officers whose employment status changed effective January 1, 2002.

        Amortization of Purchased Intangibles.    During the three months ended March 31, 2003 and 2002, we incurred charges of $0.3 million for the amortization of purchased intangibles related to the acquisition of Neomorphic, Inc.

        Acquired In-process Research and Development.    During the three months ended March 31, 2003, we recorded a charge of approximately $10.1 million related to acquired in-process research and development. The charge associated with licensing the Perlegen SNP database was included in acquired in-process research and development in the consolidated statement of operations as the database has no alternative future use to us. Specifically, the database contains over one million SNPs and will be used in our research and development program to develop high quality, high density DNA analysis microarray products. The value of the SNP database license was determined by estimating the net present value of future cash flows expected from the sale of DNA analysis products developed from this database using a present value discount rate of 30.0%, which is based on our weighted cost of capital adjusted for the risks associated with the in-process research project in which the SNP database content will be used. Upon entering into this license agreement in January 2003, our DNA analysis development program was approximately 33% complete.

        The estimates used by us in valuing the licensed technologies were based upon assumptions we believe to be reasonable but which are inherently uncertain and unpredictable. Our assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the projected results.

        Interest Income and Other, Net.    Interest income and other, net decreased to $2.4 million for the three months ended March 31, 2003 compared to $4.2 million for the three months ended March 31, 2002. The decrease in interest income and other, net was primarily due to a decrease in interest income because we experienced lower returns on our cash and marketable securities portfolio. This decrease was partially offset by favorable foreign currency variances experienced during the quarter ended March 31, 2003.

        Interest Expense.    Interest expense remained flat at $4.9 million for the three months ended March 31, 2003 and 2002, respectively. Interest expense is primarily comprised of interest that we pay on our convertible subordinated notes which come due in 2006 and 2007.

        Income Tax Provision.    The provision for income tax increased to $0.5 million for the three months ended March 31, 2003 compared to $0.2 million for the three months ended March 31, 2002. For the three months ended March 31, 2003, the provision consists of current taxes accrued on the profits attributable to our foreign operations and state and federal taxes. For the three months ended March 31, 2002, the provision consists of current taxes accrued on the profits attributable to our foreign operations and state taxes. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the historical operating performance and the reported cumulative net losses in all prior years, at March 31, 2003, we provided a full valuation allowance against our net deferred tax assets.

Liquidity and Capital Resources

        We have financed our operations primarily through the sale of equity and debt securities, government grants, collaborative agreements, interest income, product sales and licensing of our technology. Our material future obligations are as follows (in thousands):

	Total	2003	2004-2005	2006-2007	After 2007
Convertible subordinated notes	$368,900	$—	$—	$368,900	$—
BCI commitment (See Note 3 to our Consolidated Financial Statements from our Form 10-K for the fiscal year ended December 31, 2002)	5,000	—	5,000	—	—
Operating leases	67,086	4,777	14,825	13,801	33,683
Other commitments	8,250	300	1,700	2,000	4,250

Total contractual obligations	$449,236	$5,077	$21,525	$384,701	$37,933

        Net cash provided by operating activities was $71.6 million for the three months ended March 31, 2003, as compared to cash used in operating activities of $2.1 million for the three months ended March 31, 2002. The improvement in our net cash flow from operating activities was primarily due to an increase in deferred revenue resulting from the Roche transaction and a decrease in our accounts receivable relative to the three months ended March 31, 2002. The improvement was partially offset by an increase in our net loss relative to the three months ended March 31, 2002 primarily due to the $10.1 million charge taken in January 2003 related to the acquisition of in-process research and development and a decrease in our accounts payable relative to the three months ended March 31, 2002.

        Our investing activities, other than purchases, sales and maturities of available-for-sale securities, primarily consisted of capital expenditures, the purchase of an option to license technology, and the purchase of technology rights of $2.7 million, $3.0 million and $2.9 million, respectively, for the three months ended March 31, 2003, as compared to capital expenditures of $9.4 million for the three months ended March 31, 2002. Capital expenditures during the three months ended March 31, 2003 related primarily to investments in storage management systems, along with continued expansion in manufacturing and other operating facilities.

        Net cash provided by financing activities was $4.3 million for the three months ended March 31, 2003, as compared to cash provided by financing activities of $0.6 million for the three months ended March 31, 2002, The cash provided by financing activities of $4.3 million in 2003 and $0.6 million in 2002 resulted from the net proceeds from the exercise of stock options.

        As of March 31, 2003, we had cash, cash equivalents and available-for-sale securities of $428.6 million compared to $361.5 million at December 31, 2002. We anticipate that our existing capital resources will enable us to maintain currently planned operations and planned capital expenditures for the foreseeable future. However, this expectation is based on our current operating plan and capital expenditure plan, which is subject to change, and therefore we could require additional funding. In addition, we expect that our capital requirements will remain consistent with fiscal 2002 levels. Our long-term capital expenditure requirements will depend on numerous factors, including: the expansion of commercial scale manufacturing capabilities; our ability to maintain existing collaborative and customer arrangements and establish and maintain new collaborative and customer arrangements; the progress of our research and development programs; initiation or expansion of research programs and collaborations; the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; the effectiveness of product commercialization activities and arrangements; the purchase of patent licenses; and other factors. We have no credit facility or other committed sources of capital. To the extent capital resources are insufficient to meet future capital requirements, we will have to raise additional funds to continue the development of our technologies. There can be no assurance that such funds will be available on favorable terms, or at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to our stockholders. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into collaboration agreements on unattractive terms. Our inability to raise capital would have a material adverse effect on our business, financial condition and results of operations.

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

Revenue Recognition

  Product Sales

        Product sales, including revenues from Perlegen Sciences, include sales of GeneChip® probe arrays and related instrumentation. Probe array and instrumentation revenues are recognized when earned, which is generally upon shipment and transfer of title to the customer and fulfillment of any significant post-delivery obligations. Reserves are provided for anticipated warranty expenses at the time the associated revenue is recognized.

  Product Related Revenue

        Product related revenue includes subscription fees earned under EasyAccess™ agreements and license fees, milestones and royalties earned from collaborative product development and supply agreements, service revenue, revenue from custom probe array design fees and software revenue.

        Revenue from subscription fees is recorded ratably over the term of the related EasyAccess™ agreements.

        We have entered into collaborative arrangements which generally include a research and product development phase and a manufacturing and supply phase. These arrangements may include up-front nonrefundable license fees, milestones, product supply and distribution arrangements and royalties based on the sale of final product by the partner. In these arrangements, up-front nonrefundable payments are generally recognized over the research and product development phase, milestones are recognized when earned, revenue from the sale of product is recognized as a component of product sales when the product is shipped to the partner and royalties are recognized when earned, generally when the partner sells the final product to end customers. Any payments received which are not yet earned are included in deferred revenue.

        Revenue related to extended warranty arrangements is deferred and recognized over the applicable periods. Revenue from custom probe array design fees associated with our GeneChip® CustomExpress™ products are recognized when the associated products are shipped. In 2002, custom probe array design fees were included in research revenue based on the fact that we have not fully commercialized this product offering.

  Royalties and Other Revenue

        Royalties and other revenue includes royalties earned from third party license agreements and research revenue which mainly consists of amounts earned under government grants. Additionally, other revenue includes fees earned through the license of our intellectual property. In 2002, research revenue also includes custom probe array design fees.

        Royalty revenues include amounts earned from the sale of products by third parties which have been licensed under our intellectual property portfolio. Royalty revenues are recognized under the terms of the related agreements generally upon manufacture or shipment of a product by a licensee.

        Research revenue is mainly comprised of amounts earned under government grants. Research revenue is recorded in the period in which the associated costs are incurred. The costs associated with these grants are reported as research and development expense.

        License revenues are generally recognized upon execution of the agreement unless we have continuing performance obligations, in which case the license revenue is recognized ratably over the period of expected performance.

        A portion of our sales and accounts receivable are denominated in foreign currencies. Historically, we have not hedged our foreign currency exposures and have not had significant foreign currency differences. However, in 2002 we established a Foreign Exchange Risk Management Committee ("FXRMC") which has been chartered to review and manage foreign currency exposures. In early 2003, we began hedging activities in order to manage the risks associated with a portion of our foreign currency exposures (See Note 9).

Available-for-Sale Securities

        We report all debt securities with maturities at the date of purchase of three months or less that are readily convertible into cash and have insignificant interest rate risk as cash equivalents. Cash equivalents and available-for-sale securities consist of marketable equity and debt securities. Management determines the appropriate classification of debt securities at the time of purchase. As of March 31, 2003 and December 31, 2002, our investments in debt securities are classified as available-for-sale and are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income in stockholders' equity. The cost of debt securities is adjusted for amortization of premiums and discounts to maturity. This amortization is included in interest income. Realized gains and losses on available-for-sale securities are also included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. The fair values of securities are based on quoted market prices. All of our available-for-sale securities are included in current assets as management considers the securities readily available to fund current operations.

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

        Following Perlegen's January 27, 2003 financing, our ownership interest in Perlegen (including that of our affiliates) was reduced to approximately 43%. As such, we continue to account for our ownership interest in Perlegen on the equity method as we and our affiliates continue to collectively control less than 50% of the voting shares of Perlegen and also continue to have no control over the strategic, operating, investing and financing activities of Perlegen. Factors we consider in determining our level of control in Perlegen included the fact that we and certain of our affiliates own less than 50% of the voting shares of Perlegen, we have the right to appoint only two out of seven seats on Perlegen's board and we have no commitment to provide additional funding to Perlegen.

        Equity investments in venture-stage entities are classified on our classified balance sheet in other assets. We periodically assess the carrying value of these equity investments based on information available to us. These investments are accounted for on the cost method because we own less than 20% of the respective entities and we do not have significant influence over the operations of the issuers. We record gains/losses upon sale of the investment, and losses when there has been an other than temporary decline in the value of these investments. We recognized expense of $0.5 million for the three months ended March 31, 2003 and no amounts for the three months ended March 31, 2002 as a result of charges related to other than temporary declines in the fair values of certain of our marketable equity securities.

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

Accounting for Intangible Assets

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

Recent Accounting Pronouncements

        In November 2002, the FASB issued the FASB Interpretation No. 45 (or FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which clarifies the requirements for a guarantor's accounting and disclosures of certain guarantees issued and outstanding. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this Interpretation were effective beginning in January 2003. The adoption of FIN 45 did not have a significant impact on our consolidated financial statements (See Note 11).

        In January 2003, the FASB issued Interpretation No. 46 (or FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structures used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of the disclosure requirements of FIN 46 did not have a significant impact on our consolidated financial statements. The complete adoption of FIN 46 is not expected to have a material impact on our consolidated financial statements.

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

        The table below presents the principal amounts and weighted-average interest rates by year of maturity for our investment portfolio subject to interest rate risk:

	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value at March 31, 2003
	(Dollar amounts in thousands)
ASSETS:
Available-for-sale debt securities	$110,907	$277,391	$12,194	$—	$—	$—	$400,492	$403,169
Average interest rate	5.13%	3.83%	6.39%
Loan receivable						4,415
Average interest rate						7.5%
LIABILITIES:
5% convertible subordinated notes	$—	$—	$—	$150,000	$—	$—	$150,000	$144,750
Average interest rate				5.00%
4.75% convertible subordinated notes	—	—	—	—	218,900	—	218,900	194,274
Average interest rate					4.75%

        We are exposed to equity price risks on the marketable portion of equity securities in our portfolio of investments entered into to further our business and strategic objectives. We typically do not attempt to reduce or eliminate our market exposure on these securities. A 10% adverse change in equity prices would not result in a material decrease of in our available-for-sale securities based on our position at March 31, 2003. However, actual results may differ materially.

        We derive a portion of our revenues in foreign currencies, predominantly in Europe and Japan. Historically, we have not hedged our foreign currency exposures and have not had significant foreign currency differences. However, in 2002 we established a Foreign Exchange Risk Management Committee ("FXRMC") which has been chartered to review and manage foreign currency exposures. In early 2003, the FXRMC began hedging activities by using foreign currency forward contracts to manage a portion of the currency exposures created from our activities denominated in foreign currencies (See Note 9).

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

Purported Shareholder Class Action Lawsuit

        On April 10, 2003, two individuals filed a purported shareholder class action lawsuit under the federal securities laws in the United States District Court for the Northern District of California. The defendants in this case include the Company, three of its executive officers and one outside director. The lawsuit relates to our January 29, 2003 announcement of our financial expectations for 2003 and subsequent announcement on April 3, 2003, updating our financial guidance for the first quarter of 2003. The lawsuit alleges, among other things, that our January 29, 2003 financial guidance was misleading and that GlaxoSmithKline plc sold Affymetrix shares during the first quarter of 2003 while in possession of material nonpublic information.

        We believe that the claims set forth in this purported shareholder class action lawsuit are without merit. However, we cannot be sure that we will prevail in these matters. Our failure to successfully defend against these allegations could result in a material adverse effect on our business, financial condition and results of operations.

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

        At this time, the Company cannot determine the outcome of any of the matters described above.

ITEM 5. OTHER INFORMATION

RISKS RELATED TO OUR BUSINESS

        We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The following discussion highlights some of these risks and others are discussed elsewhere in this Quarterly Report on Form 10-Q.

WE HAVE A HISTORY OF OPERATING LOSSES AND MAY INCUR FUTURE LOSSES.

        We have experienced significant operating losses since inception. We incurred net losses of $1.6 million in 2002 and $33.1 million in 2001. Although we had net income of $0.6 million and $2.9 million for the three months ended September 30, 2002 and December 31, 2002, respectively, we incurred a net loss of $12.7 million for the three months ended March 31, 2003 and, consequently, have no assurance of continued profitability.

OUR QUARTERLY RESULTS HAVE HISTORICALLY FLUCTUATED SIGNIFICANTLY AND MAY CONTINUE TO FLUCTUATE UNPREDICTABLY, WHICH COULD CAUSE OUR STOCK PRICE TO DECREASE.

        Our revenues and operating results may fluctuate significantly due in part to factors that are beyond our control and which we cannot predict. The timing of our customers' orders may fluctuate from quarter to quarter. However, we have historically experienced customer ordering patterns for GeneChip® instrumentation and GeneChip® arrays where the majority of the shipments occur in the second half of a quarter. These ordering patterns may limit management's ability to accurately forecast our future revenues. Because our expenses are largely fixed in the short to medium term, any material shortfall in revenues will materially reduce our profitability and may cause us to experience losses. In particular, our revenue growth and profitability depend on sales of our GeneChip® products. Other factors that could cause sales for these products to fluctuate include:

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

  •
  general economic conditions affecting our target industries; and

  •
  changes in the attitude of the pharmaceutical industry towards the use of genetic information and genetic testing as a methodology for drug discovery.

        Each of these factors have impacted, and may in the future impact, the demand for our products and our quarterly operating results. For example, as a result of cautious capital spending by academic and biotech customers and general economic weakness in the biotechnology sector during the first quarter of 2003, we reported that product and product related revenue as well as net income for the first quarter of 2003 would be lower than our previous financial guidance. Although we are expanding our customer base, our revenues are generated from a relatively small number of pharmaceutical and biotechnology companies, academic research centers and clinical reference laboratories. We expect that these customers will in the aggregate continue to account for a substantial portion of revenues for the foreseeable future. In the event that we continue to experience cautious capital spending by academic and biotech customers and general economic weakness in the biotechnology sector as we did in the first quarter of 2003, revenue expectations from these customer segments may continue to fluctuate.

OUR BUSINESS DEPENDS ON RESEARCH AND DEVELOPMENT SPENDING LEVELS FOR PHARMACEUTICAL AND BIOTECHNOLOGY COMPANIES AND ACADEMIC AND GOVERNMENTAL RESEARCH INSTITUTIONS.

        We expect that our revenues in the foreseeable future will be derived primarily from products and services provided to pharmaceutical and biotechnology companies and academic, governmental and other research institutions. Our success will depend upon their demand for and use of our products and services. Our operating results may fluctuate substantially due to reductions and delays in research and development expenditures by these customers. For example, reductions in capital expenditures by these customers may result in lower than expected instrumentation sales and similarly, reductions in operating expenditures by these customers could result in lower than expected GeneChip® array sales. These reductions and delays may result from factors that are not within our control, such as:

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

WE MAY LOSE CUSTOMERS IF WE ARE UNABLE TO MANUFACTURE OUR PRODUCTS AND ENSURE THEIR PROPER PERFORMANCE AND QUALITY.

        We produce our products in an innovative and complicated manufacturing process which has the potential for significant variability in manufacturing yields. We may experience difficulties in meeting customer, collaborator and internal demand, in which case we could lose customers or be required to delay new product introductions, and demand for our products could decline. Furthermore, if our products do not consistently meet our customers' performance expectations, demand for our products will decline. Because we have a relatively limited production history, we cannot be sure we fully understand all of the factors that affect our manufacturing processes or product performance. As a result, manufacturing and product quality issues may arise as we increase production rates at our manufacturing facility and launch new products. In addition, we do not maintain any backup manufacturing capabilities for the production of our GeneChip® arrays and GeneChip® instruments. Any interruption in our ability to continue operations at our existing manufacturing facilities could delay our ability to develop or sell our products, which could result in lost revenue and seriously harm our business, financial condition and results of operations.

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

        We depend on our vendors to provide components of in required volumes, at appropriate quality and reliability levels, and in compliance with regulatory requirements. Key parts of the GeneChip® product line, such as the hybridization oven, certain reagent kits and lithographic masks as well as certain raw materials used in the synthesis of probe arrays, are currently available only from a single source or limited sources. For example, we rely on Enzo Diagnostics, Inc. to manufacture various labeling kits recommended for the processing of samples for use with probe arrays in expression analysis applications. In addition, components of our manufacturing equipment and certain raw materials used in the synthesis of probe arrays are available from one of only a few suppliers. If supplies from these vendors were delayed or interrupted for any reason, we would not be able to get manufacturing equipment, produce probe arrays, or sell scanners or other components for our GeneChip® products in a timely fashion or in sufficient quantities or under acceptable terms.

OUR SUCCESS WILL REQUIRE THAT WE ESTABLISH A STRONG INTELLECTUAL PROPERTY POSITION AND THAT WE CAN DEFEND OURSELVES AGAINST INTELLECTUAL PROPERTY CLAIMS FROM OTHERS.

        Maintaining a strong patent position is critical to our competitive advantage. Litigation on these matters has been prevalent in our industry and we expect that this will continue. Patent law relating to the scope of claims in the technology fields in which we operate is still evolving and the extent of future protection is highly uncertain, so there can be no assurance that the patent rights that we have or may obtain will be valuable. Others have filed, and in the future are likely to file, patent applications that are similar or identical to ours or those of our licensors. To determine the priority of inventions, we will have to participate in interference proceedings declared by the United States Patent and Trademark Office that could result in substantial costs in legal fees and could substantially affect the scope of our patent protection. We cannot assure investors that any such patent applications will not have priority over our patent applications. In addition, we have incurred and may in future periods incur substantial costs in litigation to defend against patent suits brought by third parties and when we initiate such suits. We currently are engaged in litigation regarding our intellectual property rights with Applera Corporation. For additional information concerning intellectual property litigation, see the section of this Form 10-Q entitled "Legal Proceedings."

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

WE EXPECT TO FACE INCREASING COMPETITION.

        The market for clinical genomics products is currently limited and highly competitive, with several large companiess already having significant market share. Companies such as Abbott Laboratories, Becton Dickinson, Bayer AG, Celera Diagnostics, Roche Diagnostics, Johnson & Johnson, bioMérieux and Beckman Coulter have the strategic commitment to diagnostics, the financial and other resources to invest in new technologies, substantial intellectual property portfolios, substantial experience in new product development, regulatory expertise, manufacturing capabilities and the distribution channels to deliver products to customers. Established diagnostic companies also have an installed base of instruments in several markets, including clinical and reference laboratories, which are not compatible with the GeneChip® system and could deter acceptance of our products. In addition, these companies have formed alliances with genomics companies which provide them access to genetic information that may be incorporated into their diagnostic tests.

        Future competition will likely come from existing competitors as well as other companies seeking to develop new technologies for sequencing and analyzing genetic information. In addition, pharmaceutical and biotechnology companies have significant needs for genomic information and may choose to develop or acquire competing technologies to meet these needs. In the clinical genomics field, competition will likely come from established diagnostic companies, companies developing and marketing DNA probe tests for genetic and other diseases and other companies conducting research on new technologies to ascertain and analyze genetic information. Further, in the event that we develop new technology and products that compete with existing technology and products of well established companies, there can be no guarantee that the marketplace will readily adopt any such new technology and products that we may introduce in the future.

IF WE ARE UNABLE TO MAINTAIN OUR RELATIONSHIPS WITH COLLABORATIVE PARTNERS, WE MAY HAVE DIFFICULTY DEVELOPING AND SELLING OUR PRODUCTS AND SERVICES.

        We believe that our success in penetrating our target markets depends in part on our ability to develop and maintain collaborative relationships with key companies as well as with key academic researchers. Currently, our significant collaborative partners include Millennium Pharmaceuticals, Inc. in the development of GeneChip® technology applications for use in drug discovery and development, Nuvelo, Inc. in the development and commercialization of a DNA sequencing chip, and Roche Molecular Systems and bioMérieux in the development of our diagnostic chip products. Relying on these or other collaborative relationships is risky to our future success because:

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

RISKS ASSOCIATED WITH TECHNOLOGICAL OBSOLESCENCE.

        The DNA probe array field is undergoing rapid technological changes. New technologies, techniques or products could emerge which might allow the packing and analysis of genomic information at a similar or higher density to our microarray technology. Other companies may begin to offer products that are directly competitive with, or are technologically superior to our products. Although we know of no such technology at the present time, there can be no guarantee that we will be able to maintain our technological advantages over emerging technologies in the future. Over time, we will need to respond to technological innovation in a rapidly changing industry.

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

CONCERNS SURROUNDING THE USE OF GENETIC INFORMATION COULD REDUCE DEMAND FOR OUR PRODUCTS.

        Genetic testing has raised ethical issues regarding privacy and the appropriate uses of the resulting information. For these reasons, governmental authorities may call for limits on or regulation of the use of genetic testing or prohibit testing for genetic predisposition to certain conditions, particularly for those that have no known cure. Similarly, such concerns may lead individuals to refuse to use genetics tests even if permissible. Any of these scenarios could reduce the potential markets for our clinical genomics products, which could have a material adverse effect on our business, financial condition and results of operations.

HEALTHCARE REFORM AND RESTRICTIONS ON REIMBURSEMENTS MAY LIMIT OUR RETURNS ON DIAGNOSTIC PRODUCTS THAT WE MAY DEVELOP WITH OUR COLLABORATORS.

        We may develop diagnostic or therapeutic products our collaborators. The ability of our collaborators to commercialize such products may depend, in part, on the extent to which reimbursement for the cost of these products will be available under U.S. and foreign regulations governing reimbursement for clinical testing services by government authorities, private health insurers and other organizations. In the U.S., third-party payor price resistance, the trend towards managed health care and legislative proposals to reform health care or reduce government insurance programs could reduce prices for health care products and services, adversely affect the profits of our customers and collaborative partners and reduce our future royalties.

WE MAY NOT SUCCESSFULLY OBTAIN REGULATORY APPROVAL OF ANY DIAGNOSTIC OR OTHER PRODUCT WHICH WE OR OUR COLLABORATIVE PARTNERS DEVELOP.

        The United States Food and Drug Administration must approve any drug product before it can be marketed in the U.S. A drug product must also be approved by the regulatory agencies of foreign governments before the product can be sold outside the U.S. Commercialization of any therapeutic, diagnostic or other product, including diagnostic testing products, outside of the research environment that we or our collaborators may develop may depend upon successful completion of preclinical studies and clinical trials. Preclinical testing and clinical development are long, expensive and uncertain processes and we do not know whether we, or any of our collaborative partners, will be permitted to undertake clinical trials of any potential products. It may take us or our collaborative partners many years to complete any such testing, and failure can occur at any stage of testing. Delays or rejections of potential products may be encountered based on changes in regulatory policy for product approval during the period of product development and regulatory agency review. Moreover, if and when our projects reach clinical trials, we or our collaborative partners may decide to discontinue development of any or all of these projects at any time for commercial, scientific or other reasons. Any of the foregoing matters could have a material adverse effect on our business, financial condition and results of operations

        Even where a product is exempted from FDA clearance or approval, the FDA may impose restrictions as to the types of customers to which we can market and sell our products. Such restrictions may materially and adversely affect our business, financial condition and results of operations.

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

PERLEGEN, WITH WHICH WE HAVE A CUSTOMER, INVESTMENT AND TECHNOLOGY RELATIONSHIP, IS A DEVELOPMENT STAGE COMPANY.

        Perlegen is a development stage company and there can be no assurance that it will achieve commercial success. Although in January 2003 Perlegen completed a $30 million round of private financing in which we did not participate, there can be no assurance as to the availability or terms of any necessary future financing. If Perlegen were required to curtail or suspend operations or have difficulty raising any additional required financing to fund operations, negative consequences to us could occur, including (i) reduction in the underlying value of our holdings in Perlegen (we currently account for our approximate 43% ownership interest in Perlegen on a zero basis in our financial statements), (ii) inability to collect accounts receivable ($6.4 million at March 31, 2003) arising under our wafer supply arrangement, and (iii) a decline in gross product margins if our commercial volumes were not sufficient enough to offset any shortfall in volume from Perlegen. For additional information concerning our relationship with Perlegen, including our ownership interest in Perlegen, our collaborative relationship with Perlegen and existing relationships between certain of our directors and officers and Perlegen, see the section of this Form 10-Q entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 7 of Notes to Consolidated Financial Statements.

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

FUTURE ACQUISITIONS MAY DISRUPT OUR BUSINESS AND DISTRACT OUR MANAGEMENT.

        We have previously engaged in acquisitions and may do so the future in order to exploit technology or market opportunities. If we acquire another company, we may not be able to successfully integrate the acquired business into our existing business in a timely and non-disruptive manner or at all. Furthermore, an acquisition may not produce the revenues, earnings or business synergies that we anticipate. If we fail to integrate the acquired business effectively or if key employees of that business leave, the anticipated benefits of the acquisition would be jeopardized. The time, capital management other resources spent on an acquisition that fails to meet our expectations could cause our business and financial condition to be materially and adversely affected. In addition, acquisitions can involve non-recurring charges and amortization of significant amounts of deferred stock compensation that could adversely affect our results of operations.

THE MARKET PRICE OF OUR COMMON STOCK HAS BEEN EXTREMELY VOLATILE.

        The market price of our common stock is extremely volatile. To demonstrate the volatility of our stock price, during the twelve-month period ending on March 31, 2003, the volume of our common stock traded on any given day has ranged from 293,400 to 7,921,800 shares, a 2,600% difference. Moreover, during that period, our common stock has traded as low as $13.80 per share and as high as $29.93 per share, a 117% difference. Based on the reported high and low prices, the market price of our common stock has changed as much as $3.49 per share in a single day and its market price has changed more than $3.00 per share 4 times in a single day during the twelve-month period ending March 31, 2003.

        Furthermore, volatility in the stock price of other companies has often led to securities class action litigation against those companies. For example, a purported securities class action lawsuit was filed against us in the United States District Court for the Northern District of California after a drop in our stock price following our April 3, 2003 announcement updating our financial guidance for the first quarter of 2003. For additional information concerning this purported securities class action lawsuit, see the section of this Form 10-Q entitled "Legal Proceedings." This securities litigation against us and any future securities litigation against us could result in substantial costs and divert management's attention and resources, which could seriously harm our business, financial condition and results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  EXHIBITS:

Exhibit Number		Description of Document
3.1	(1)	Restated Certification of Incorporation.
3.2	(2)	Bylaws.
3.3	(3)	Amendment No. 1 to the Bylaws dated as of April 25, 2001.
4.1	(4)	Rights Agreement dated October 15, 1998 between Affymetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent.
4.2	(5)	Indenture dated as of September 22, 1999, between Affymetrix, Inc. and The Bank of New York, as Trustee.
4.3	(6)	Amendment No. 1 to Rights Agreement, dated as of February 7, 2000, between Affymetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent.
4.4	(7)	Indenture, dated as of February 14, 2000 between Affymetrix, Inc. and The Bank of New York, as Trustee.
4.5	(8)	Registration Rights Agreement, dated as of February 14, 2000, between Affymetrix, Inc. and certain purchasers listed on the signature page thereto.
10.55	†	Secured Promissory Note in the principal amount of $400,000 executed by Trevor J. Nicholls, Ph.D. dated January 8, 2003 pursuant to an extension of credit made to Dr. Nicholls by the Company on June 21, 2002.
10.56	†	Secured Promissory Note in the principal amount of $600,000 executed by Trevor J. Nicholls, Ph.D. dated January 8, 2003 pursuant to an extension of credit made to Dr. Nicholls by the Company on June 21, 2002.
10.57	*	Common Terms Agreement between F. Hoffmann-La Roche Ltd. and Affymetrix, Inc. dated January 29, 2003.
10.58	*	License Agreement between F. Hoffmann-La Roche Ltd. and Affymetrix, Inc. dated January 29, 2003
10.59	*	Affymetrix Instrument and Chip Supply Agreement between F. Hoffmann-La Roche Ltd. and Affymetrix, Inc. dated January 29, 2003.
10.60	*	Research & Development Collaboration Agreement between F. Hoffmann-La Roche Ltd. and Affymetrix, Inc. dated January 29, 2003.
10.61	*	Diagnostic Product and Instrument Agency Agreement between F. Hoffmann-La Roche Ltd. and Affymetrix, Inc. dated January 29, 2003.
10.62	*	Affymetrix Instrument Agency Agreement between F. Hoffmann-La Roche Ltd. and Affymetrix, Inc. dated January 29, 2003.

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

(7)
Incorporated by reference to Exhibit 4.4 to the Registrant's registration statement on Form S-3 as filed on May 11, 2000 (File No. 333-36790).

(8)
Incorporated by reference to Exhibit 4.3 filed with Registrant's registration statement on Form S-3 as filed on May 11, 2000 (File No. 333-36790).

*
Confidential Treatment requested.

†
Management contract, compensatory plan or arrangement.

(b)
REPORTS ON FORM 8-K.

          On January 30, 2003, the Company filed a Report on Form 8-K to report under Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) and Item 9 (Regulation FD Disclosure) that the Company posted on its website an Unaudited Adjusted Condensed Consolidated Statements of Operations for 2002 to illustrate what the impact would have been on the Company's 2002 Statements of Operations as the result of two changes in the Company's business that occurred in January 2003.

          On January 30, 2003, the Company filed a Report on Form 8-K to report under Item 5 (Other Events) that the Company entered into a non-exclusive licensing and distribution agreement with F. Hoffmann-La Roche Ltd.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	By:	/s/ GREGORY T. SCHIFFMAN
	Name:	Gregory T. Schiffman
	Title:	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

May 15, 2003

Certification

I, Stephen P.A. Fodor, Ph.D., Chairman and Chief Executive Officer, certify that:

  1.
  I have reviewed this Form 10-Q for the period ended March 31, 2003 of Affymetrix, Inc.;

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

Date: May 15, 2003	/s/ STEPHEN P.A. FODOR, PH.D. Name: Stephen P.A. Fodor, Ph.D. Title: Chairman and Chief Executive Officer

Certification

I, Gregory T. Schiffman, Senior Vice President and Chief Financial Officer, certify that:

  1.
  I have reviewed this Form 10-Q for the period ended March 31, 2003 of Affymetrix, Inc.;

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

Date: May 15, 2003	/s/ GREGORY T. SCHIFFMAN Name: Gregory T. Schiffman Title: Senior Vice President and Chief Financial Officer

AFFYMETRIX, INC.

EXHIBIT INDEX

MARCH 31, 2003

Exhibit Number		Description of Document
3.1	(1)	Restated Certification of Incorporation.
3.2	(2)	Bylaws.
3.3	(3)	Amendment No. 1 to the Bylaws dated as of April 25, 2001.
4.1	(4)	Rights Agreement dated October 15, 1998 between Affymetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent.
4.2	(5)	Indenture dated as of September 22, 1999, between Affymetrix, Inc. and The Bank of New York, as Trustee.
4.3	(6)	Amendment No. 1 to Rights Agreement, dated as of February 7, 2000, between Affymetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent.
4.4	(7)	Indenture, dated as of February 14, 2000 between Affymetrix, Inc. and The Bank of New York, as Trustee.
4.5	(8)	Registration Rights Agreement, dated as of February 14, 2000, between Affymetrix, Inc. and certain purchasers listed on the signature page thereto.
10.55	†	Secured Promissory Note in the principal amount of $400,000 executed by Trevor J. Nicholls, Ph.D. dated January 8, 2003 pursuant to an extension of credit made to Dr. Nicholls by the Company on June 21, 2002.
10.56	†	Secured Promissory Note in the principal amount of $600,000 executed by Trevor J. Nicholls, Ph.D. dated January 8, 2003 pursuant to an extension of credit made to Dr. Nicholls by the Company on June 21, 2002.
10.57	*	Common Terms Agreement between F. Hoffmann-La Roche Ltd. and Affymetrix, Inc. dated January 29, 2003.
10.58	*	License Agreement between F. Hoffmann-La Roche Ltd. and Affymetrix, Inc. dated January 29, 2003
10.59	*	Affymetrix Instrument and Chip Supply Agreement between F. Hoffmann-La Roche Ltd. and Affymetrix, Inc. dated January 29, 2003.
10.60	*	Research & Development Collaboration Agreement between F. Hoffmann-La Roche Ltd. and Affymetrix, Inc. dated January 29, 2003.
10.61	*	Diagnostic Product and Instrument Agency Agreement between F. Hoffmann-La Roche Ltd. and Affymetrix, Inc. dated January 29, 2003.
10.62	*	Affymetrix Instrument Agency Agreement between F. Hoffmann-La Roche Ltd. and Affymetrix, Inc. dated January 29, 2003.

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

*
Confidential Treatment requested.

†
Management contract, compensatory plan or arrangement.

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
AFFYMETRIX, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2003 (UNAUDITED)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
Certification
AFFYMETRIX, INC. EXHIBIT INDEX MARCH 31, 2003