Form 10-Q
period 2003-06-30
AFFYMETRIX INC
filed 2003-08-14
CIK 913077

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE PERIOD ENDED JUNE 30, 2003
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

COMMON SHARES OUTSTANDING ON JULY 31, 2003: 58,942,650

AFFYMETRIX, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AFFYMETRIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

	June 30, 2003	December 31, 2002
		(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$37,208	$67,888
Available-for-sale securities	303,376	293,570
Accounts receivable, net	50,963	65,986
Inventories	26,676	26,739
Prepaid expenses and other current assets	2,739	3,770

Total current assets	420,962	457,953
Property and equipment, net	66,540	72,836
Acquired technology rights, net	29,239	23,039
Goodwill	18,601	18,601
Notes receivable from employees	1,578	1,674
Other assets	22,690	27,300

Total assets	$559,610	$601,403

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$61,953	$66,864
Deferred revenue—current portion	33,898	19,381

Total current liabilities	95,851	86,245
Deferred revenue—long-term portion	50,520	—
Other long-term liabilities	7,841	8,322
Convertible subordinated notes	267,460	368,900
Common stock purchase rights	3,000	3,000
Stockholders' equity:
Common stock	589	585
Additional paid-in capital	361,135	355,515
Notes receivable from stockholders	(762)	(720)
Deferred stock compensation	(6,647)	(8,015)
Accumulated other comprehensive income	1,095	515
Accumulated deficit	(220,472)	(212,944)

Total stockholders' equity	134,938	134,936

Total liabilities and stockholders' equity	$559,610	$601,403

Note
1:   The condensed consolidated balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date included in the Company's Form 10-K for the fiscal year ended December 31, 2002.

See accompanying notes.

AFFYMETRIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue:
Product sales	$49,216	$47,692	$95,974	$93,748
Product related revenue	13,977	10,954	28,366	22,108

Total product and product related revenue	63,193	58,646	124,340	115,856
Royalties and other revenue	2,690	6,405	5,845	11,360
Revenue from Perlegen Sciences	2,751	5,615	5,261	11,586

Total revenue	68,634	70,666	135,446	138,802

Costs and expenses:
Cost of product sales	16,997	19,905	33,817	39,341
Cost of product related revenue	2,308	1,127	4,501	2,385
Cost of revenue from Perlegen Sciences	2,751	5,615	5,261	11,586
Research and development	16,622	17,326	32,527	34,015
Selling, general and administrative	24,183	22,995	52,159	46,485
Amortization of deferred stock compensation	673	1,934	1,368	5,641
Amortization of purchased intangibles	281	281	562	562
Charge for acquired in-process research and development	—	—	10,096	—

Total costs and expenses	63,815	69,183	140,291	140,015

Income (loss) from operations	4,819	1,483	(4,845)	(1,213)
Interest income and other, net	5,986	2,063	8,362	6,307
Interest expense	(5,266)	(4,929)	(10,167)	(9,858)

Net income (loss) before income taxes	5,539	(1,383)	(6,650)	(4,764)
Income tax provision	(344)	(201)	(878)	(401)

Net income (loss)	$5,195	$(1,584)	$(7,528)	$(5,165)

Basic and diluted net income (loss) per share	$0.09	$(0.03)	$(0.13)	$(0.09)

Shares used in computing basic net income (loss) per share	58,708	57,922	58,628	57,869

Shares used in computing diluted net income (loss) per share	60,193	57,922	58,628	57,869

See accompanying notes.

AFFYMETRIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(7,528)	$(5,165)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,409	10,665
Gain from the repurchase of convertible subordinated notes	(739)	—
Amortization of intangible assets	2,266	1,719
Amortization of investment premiums, net	1,893	1,911
Stock-based compensation	1,368	5,641
Realized gain on sales of investments/exchange of investments	(5,131)	(2,818)
Write down of equity investments	496	3,189
Amortization of debt offering costs	866	883
Accretion of interest on notes receivable from stockholders	(43)	(43)
Deferred rent	(481)	—
Loss on disposal of equipment	398	—
Change in operating assets and liabilities:
Accounts receivable, net	15,023	(3,055)
Inventories	63	(732)
Prepaid expenses	751	(879)
Other current assets	280	(124)
Other assets	1,452	510
Accounts payable and accrued liabilities	(5,317)	(6,462)
Deferred revenue	65,037	173

Net cash provided by operating activities	82,063	5,413

Cash flows from investing activities:
Capital expenditures	(5,511)	(13,721)
Purchases of available-for-sale securities	(335,717)	(173,158)
Proceeds from the sale and maturity of available-for-sale securities	330,394	257,841
Collection of notes receivable from employees	1,131	—
Issuance of note receivable to employee	(1,000)	—
Purchase of non-marketable equity investment	(1,000)	(1,000)
Purchase of option to license technology	(3,000)	—
Purchase of technology rights	(2,903)	—

Net cash (used in) provided by investing activities	(17,606)	69,962

Cash flows from financing activities:
Issuance of common stock	5,624	972
Repurchase of convertible subordinated notes	(100,701)	—

Net cash (used in) provided by financing activities	(95,077)	972

Effect of exchange rate changes on cash	(60)	(351)
Net (decrease) increase in cash and cash equivalents	(30,680)	75,996
Cash and cash equivalents at beginning of period	67,888	58,795

Cash and cash equivalents at end of period	$37,208	$134,791

See accompanying notes.

AFFYMETRIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
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

Revenue Recognition

  Product Sales

        Product sales and revenues from Perlegen Sciences include sales of GeneChip® probe arrays and related instrumentation. Probe array and instrumentation revenues are recognized when earned, which is generally upon shipment and transfer of title to the customer and fulfillment of any significant post-delivery obligations. Reserves are provided for anticipated warranty expenses at the time the associated revenue is recognized.

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

        The Company has entered into collaborative arrangements which generally include a research and product development phase and a manufacturing and product supply phase. These arrangements may include up-front nonrefundable license fees, milestones, product supply and distribution arrangements and royalties based on the sale of final product by the partner. In these arrangements, up-front nonrefundable payments are generally recognized over the research and product development phase, milestones are recognized when earned, revenue from the sale of product is recognized as a component of product sales when the product is shipped to the partner and royalties are recognized when earned, generally when the partner sells the final product to end customers. Any payments received which are not yet earned are included in deferred revenue.

        Revenue related to extended warranty arrangements is deferred and recognized over the applicable periods. Revenue from custom probe array design fees associated with our GeneChip® CustomExpress™ and CustomSeq™ products are recognized when the associated products are shipped. In 2002, custom probe array design fees were included in research revenue based on the fact that the Company had not fully commercialized this product offering.

  Royalties and Other Revenue

        Royalties and other revenue include royalties earned from third party license agreements and research revenue which mainly consists of amounts earned under government grants. Additionally, other revenue includes fees earned through the license of the Company's intellectual property. In 2002, research revenue also included custom probe array design fees.

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

Derivative Instruments

        During the normal course of business, the Company is exposed to foreign currency exchange risk arising from transactions that are denominated in currencies other than the United States dollar. To manage the risks associated with foreign currency exchange, the Company began utilizing derivative financial instruments in the first quarter of 2003. Derivatives are financial instruments that derive their value from one or more underlying financial instruments. As a matter of policy, the Company may only enter into derivative instruments that are either foreign currency forward contracts or swaps. The Company's derivative instruments are entered into for periods consistent with the related underlying exposures and do not constitute positions that are independent of those exposures. In addition, the Company does not enter into derivative contracts for trading or speculative purposes, and is not party to any leveraged derivative instrument. The notional amounts of derivatives do not represent actual amounts exchanged by the parties to the instrument, and, thus, are not a measure of exposure to the Company through its use of derivatives. Additionally, the Company enters into derivative agreements only with highly rated counterparties and does not expect to incur any losses resulting from non-performance by other parties.

Basic and Diluted Net Income (Loss) Per Share

        Basic net income (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the period less the weighted-average number of shares of common stock subject to the Company's right of repurchase. Diluted net income (loss) per share gives effect to dilutive stock options and warrants (calculated based on the treasury stock method) and dilutive convertible debt (calculated on an as-if-converted method). The calculation of diluted net loss per share excludes shares of potential common stock if their effect is anti-dilutive.

        The following table sets forth the computation of the weighted-average shares used in the basic and diluted net income (loss) per share calculations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Weighted-average shares outstanding	58,825	58,121	58,751	58,077
Less: Weighted-average shares of common stock subject to repurchase	(117)	(199)	(123)	(208)

Weighted-average shares used in computing basic net income (loss) per share	58,708	57,922	58,628	57,869
Weighted-average effect of dilutive securities:
Options	1,452	—	—	—
Warrants	33	—	—	—

Weighted average shares used in computing diluted net income (loss) per share	60,193	57,922	58,628	57,869

        The securities excluded from the weighted average shares outstanding, on an actual outstanding basis, were as follows (in thousands):

	June 30,
	2003	2002
Options and warrants	10,257	9,078
Convertible subordinated notes	2,689	3,803
Common stock subject to repurchase	112	172

Stock-Based Compensation

        At June 30, 2003, the Company has six stock-based employee and non-employee director compensation plans, which are more fully described in the Company's 2002 Annual Report on Form 10-K. The Company has elected to continue to follow the recognition and measurement principles of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and related interpretations for these plans. During the three month periods ended June 30, 2003 and June 30, 2002 and the six month period ended June 30, 2003, no employee stock-based compensation cost is reflected in net income (loss), as all options granted to employees under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant in accordance with the Statement of Financial Accounting Standards No. 148 ("SFAS 148") "Accounting For Stock-Based Compensation—Transition and Disclosure". During the six month period ended June 30, 2002, employee-based stock compensation included in net loss—as reported, related to the modification of certain previously granted awards.

        The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards

Board Statement No. 123 ("SFAS 123") "Accounting For Stock Based Compensation", as amended by SFAS 148, to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss)—as reported	$5,195	$(1,584)	$(7,528)	$(5,165)
Add: Stock-based employee compensation expense included in reported net income (loss)	—	—	—	1,605
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(7,975)	(9,020)	(15,441)	(22,112)

Pro forma net loss	$(2,780)	$(10,604)	$(22,969)	$(25,672)

Income (Loss) per share:
Basic and diluted net income (loss) per share—as reported	$0.09	$(0.03)	$(0.13)	$(0.09)

Basic and diluted net loss per share—pro forma	$(0.05)	$(0.18)	$(0.39)	$(0.44)

Recent Accounting Pronouncements

        In November 2002, the Financial Accounting Standards Board ("FASB") issued the FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which clarifies the requirements for a guarantor's accounting and disclosures of certain guarantees issued and outstanding. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this Interpretation were effective beginning in January 2003. The adoption of FIN 45 did not have a significant impact on the Company's results of operations or financial condition (See Note 12).

        In November 2002, The Emerging Issues Task Force reached a consensus on Issue No. 00-21 ("EITF 00-21"), "Revenue Arrangements with Multiple Deliverables." EITF 00-21 provides guidance on accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into by the Company after June 15, 2003. The Company has assessed the effect of EITF 00-21 and does not expect the adoption of EITF 00-21 to have a material effect on its results of operations or financial condition.

        In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires an investor with a majority of the variable interests in a variable interest entity (VIE) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The provisions of FIN 46 are effective immediately for all arrangements entered into with new VIEs created after January 31, 2003. The Company has not invested in any new VIEs created after January 31, 2003 and does not expect that the adoption of FIN 46 will have a material impact on its results of operations or financial condition.

        In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of SFAS 149 to have a material effect on its results of operations or financial condition.

        In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to any existing financial instruments effective July 1, 2003. The Company does not expect the adoption of SFAS 150 to have a material effect on its results of operations or financial condition.

NOTE 2—PRODUCT SALES AND PRODUCT RELATED REVENUE

        The components of product sales are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Probe arrays and related supplies	$33,629	$36,096	$72,698	$71,083
Instruments	15,587	11,596	23,276	22,665

Total product sales	$49,216	$47,692	$95,974	$93,748

        The components of product related revenue are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Subscription fees	$5,977	$7,722	$13,552	$15,703
Service and other	4,421	3,232	8,857	6,405
License fees and milestone revenue	3,579	—	5,957	—

Total product related revenue	$13,977	$10,954	$28,366	$22,108

NOTE 3—COLLABORATIVE AGREEMENTS

        The Company has agreements with many entities to develop and test probe arrays for the detection of certain gene sequences, mutations or organisms. Under such agreements, the Company may receive development fees and may receive payments upon achievement of certain technical goals.

F. Hoffmann-La Roche Ltd. ("Roche")

        In February 1998, Affymetrix entered into a non-exclusive collaborative development agreement with Roche to initially develop probe array-based diagnostic products. Under the terms of the agreement the parties are collaborating to develop mutually agreed upon arrays directed to selected genes, as well as associated instrumentation and reagents. In January 2003, the Company expanded its collaboration with Roche by granting Roche access to its GeneChip® technologies to develop and commercialize GeneChip® laboratory tests for DNA analysis, genotyping and resequencing applications, as well as for RNA expression analysis, in a broad range of human disease areas. Using Affymetrix' GeneChip® technologies, Roche is seeking to develop and market tests for diseases such as cancer, osteoporosis, cardiovascular, metabolic, infectious and inflammatory diseases. Under the terms of the collaborative agreement, Roche paid Affymetrix an up-front, nonrefundable license fee of $70.0 million. Affymetrix is recognizing this amount as a component of product related revenue over the research and product development phase which is expected to approximate five years. The agreement, which is subject to Roche's option to terminate on December 31, 2007 or any time on or after June 2, 2013, with one year's prior notice, includes a broad range of other compensation payable by Roche to Affymetrix throughout the life of the agreement based on annual royalties on sales of diagnostic kits, milestone payments for technical and commercial achievements, a manufacturing and supply agreement, and related license installments. For the three and six month periods ended June 30, 2003, the Company has recognized license fees of $3.6 million and $6.0 million, respectively, under this agreement which are included in product related revenue.

NOTE 4—INVENTORIES

        Inventories consist of the following (in thousands):

	June 30, 2003	December 31, 2002
Raw materials	$9,398	$8,023
Work-in-process	2,884	2,597
Finished goods	14,394	16,119

Total	$26,676	$26,739

NOTE 5—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

        Accounts payable and accrued liabilities consist of the following (in thousands):

	June 30, 2003	December 31, 2002
Accounts payable	$11,913	$15,174
Accrued compensation and related liabilities	12,589	16,687
Accrued interest on convertible subordinated notes	4,222	5,789
Accrued sales and use tax	2,993	3,135
Accrued legal expenses	4,900	2,897
Accrued royalties payable	18,211	15,645
Other	7,125	7,537

Total	$61,953	$66,864

NOTE 6—COMPREHENSIVE INCOME (LOSS)

        The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss)	$5,195	$(1,584)	$(7,528)	$(5,165)
Foreign currency translation adjustment	(210)	(418)	(60)	(351)
Unrealized loss on equity investment	—	(1,277)	—	(4,204)
Non-cash write down of equity investment due to an other than temporary decline in fair value	—	3,189	—	3,189
Unrealized gain (loss) on available-for-sale securities	711	517	1,045	(3,336)
Unrealized loss on hedging contracts	(187)	—	(405)	—

Comprehensive income (loss)	$5,509	$427	$(6,948)	$(9,867)

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

        On January 9, 2003, the Company entered into an agreement with Perlegen to license certain Perlegen technologies that are expected to accelerate the Company's plan to design and commercialize microarrays for whole genome and candidate region DNA analysis. In addition to broadening the Company's access to Perlegen technologies, this licensing agreement advances by approximately three years the Company's prior commercialization rights to the Perlegen single nucleotide polymorphism (SNP) database for development of chip-based products. Under the terms of the licensing agreement, the Company paid Perlegen a total of $15.0 million in cash and granted Perlegen a $3.0 million credit which will be applied against the margin on the Company's future sales of chips to Perlegen. As of June 30, 2003, Perlegen has used approximately $1.5 million of the credit. This credit expires in three years. This new agreement also eliminates any future royalty obligations for array products that the Company commercializes based on information contained in Perlegen's SNP database. Affymetrix engaged an independent third party to conduct a valuation analysis of the licenses acquired. Based upon that independent valuation, Affymetrix recorded a charge of approximately $10.1 million related to in-process research and development in the first quarter of 2003. The remaining $4.9 million was recorded as an intangible asset and is being amortized over the useful lives of the various components of the asset ranging from six to ten years.

        The charge associated with licensing the Perlegen SNP database was included in acquired in-process research and development in the consolidated statement of operations as the database has no alternative future use to Affymetrix. Specifically, the database contains over one million SNPs and will be used in the Company's research and development program to develop high quality, high density DNA analysis microarray products. The value of the SNP database license was determined by estimating the net present value of future cash flows expected from the sale of DNA analysis products developed from this database using a present value discount rate of 30%, which is based on Affymetrix' weighted cost of capital adjusted for the risks associated with the in-process research project in which the SNP database content will be used. Upon entering into this license agreement in January 2003, the Company's DNA analysis development program was approximately 33% complete.

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

        At June 30, 2003 and December 31, 2002, the amounts due from Perlegen were $5.3 million and $8.8 million, respectively, and have been included in accounts receivable in the accompanying condensed consolidated balance sheet. Amounts due from Perlegen are payable to Affymetrix on its normal commercial terms. Affymetrix has no obligations to provide funding to Perlegen nor does it guarantee or otherwise have any obligations related to the liabilities or results of operations of Perlegen or its investors.

NOTE 8—CONVERTIBLE SUBORDINATED NOTES

        During the quarter ended June 30, 2003, the Company repurchased $53.4 million principal amount of its 4.75% convertible subordinated notes due in 2007 and $48.0 million principal amount of its 5.0% convertible subordinated notes due in 2006. In connection with these transactions, the Company recognized a gain of $0.7 million. A charge of approximately $1.7 million was recorded to interest income and other, net for the unamortized issuance costs associated with the repurchased notes.

NOTE 9—INTANGIBLE ASSETS

        Acquired technology rights are comprised of licenses to technology covered by third party patents and are amortized over the expected useful life of the underlying patents, which range from one to fifteen years. Accumulated amortization of these rights amounted to $6.2 million and $5.3 million at June 30, 2003 and December 31, 2002, respectively.

        The expected future annual amortization expense of our acquired technology rights and other intangible assets is as follows (in thousands):

For the Year Ending December 31,	Amortization Expense
2003, remainder thereof	$2,289
2004	3,477
2005	3,460
2006	3,443
2007	3,443
Thereafter	13,502

Total expected future amortization	$29,614

NOTE 10—ACCOUNTING FOR DERIVATIVE INSTRUMENTS

        The Company has international operations and during the normal course of business is exposed to foreign currency exchange risks as a result of transactions that are denominated in currencies other than the United States dollar. During the quarter ended March 31, 2003, the Company began entering into foreign currency forward contracts to manage a portion of the volatility of transactions that are denominated in foreign currencies. The foreign currency forward contracts used by the Company are generally short-term in nature. The effect of exchange rate changes on forward exchange contracts is expected to offset the effect of exchange rate changes on the underlying hedged items. For these contracts, unrealized gains or losses from the effective portion of the hedge is reported as a component of other comprehensive income in stockholders' equity and is reclassified using the specific identification method into earnings in the same period or periods in which the hedged transaction affects earnings, and within the same consolidated statement of operations line item. The gain or loss from the ineffective portion of the hedge in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in interest income and other, net during the period of change. Net realized foreign currency gains and losses related to the foreign currency forward contracts were not material for the three months and six months ended June 30, 2003.

NOTE 11—LEGAL PROCEEDINGS

General

        Affymetrix has been in the past and continues to be a party to litigation which has consumed and may in the future continue to consume substantial financial and managerial resources and which could adversely affect its business, financial condition and results of operations. If in any pending or future intellectual property litigation involving Affymetrix or its collaborative partners, the Company is found to have infringed the valid intellectual property rights of third parties, the Company, or its collaborative partners, could be subject to significant liability for damages, could be required to obtain a license from a third party, which may not be available on reasonable terms or at all, or could be prevented from manufacturing and selling its products. In addition, if the Company is unable to enforce its patents and other intellectual property rights against others, or if its patents are found to be invalid or unenforceable, third parties may more easily be able to introduce and sell DNA array technologies that compete with the Company's GeneChip® technology, and its competitive position could suffer. Affymetrix expects to devote substantial financial and managerial resources to protect its intellectual property rights and to defend against the claims described below as well as any future claims asserted against them. Further, because of the substantial amount of discovery required in connection with any litigation, there is a risk that confidential information could be compromised by disclosure.

Applera Corporation Litigation

        On July 5, 2000, Applera Corporation and related corporate plaintiffs ("Applera") filed a lawsuit in the United States District Court for the District of Delaware alleging that certain of the Company's products infringe five Applera patents related to processes for making oligonucleotides and reagents that the Company purchase from Applera licensed vendors. Applera served Affymetrix with the complaint on October 16, 2000. On January 30, 2001, Affymetrix filed a motion to dismiss Applera's lawsuit pending in Delaware for lack of subject matter jurisdiction. On January 25, 2001, Affymetrix filed a declaratory judgment action against Applera in the United States District Court for the Southern District of New York seeking, among other things, a declaration that the Company has not infringed any of Applera's subject patents, which lawsuit was stayed by the Court in New York pending the Delaware Court's ruling on the aforementioned motion to dismiss. On September 27, 2001, the District Court for the District of Delaware granted the Company's motion to dismiss for lack of subject matter jurisdiction. On October 3, 2001, the New York Court restored the New York case to active status.

        On April 17, 2002, the New York Court heard oral argument on Applera's motions to bifurcate or dismiss certain of Affymetrix' claims, including claims of breach of contract and antitrust violations by Applera. On May 24, 2002, the Court rejected Applera's motion to dismiss Affymetrix' breach of contract and antitrust claims and agreed to bifurcate and stay discovery on antitrust issues as well as on all damages issues. Following the Court's order, on June 6, 2002, Applera filed its counterclaim in the New York case alleging infringement of four of the five patents originally asserted in the Delaware action. Affymetrix filed a motion seeking summary judgment that the last to expire of Applera's subject patents had, in fact, expired as a matter of law in 2001 in accordance with a terminal disclaimer that had been filed in the Patent Office during prosecution of that patent. On December 24, 2002 the court granted Affymetrix' motion. As a result of the Court's ruling, it is now clear that all of the patents asserted by Applera have expired. Affymetrix has filed three motions for summary judgment that the Applera patents are unenforceable due to inequitable conduct before the U.S.P.T.O. and that certain of the Applera patent claims are invalid for anticipation and inoperability. The motions have been fully briefed and have yet to be scheduled for argument. Fact discovery is closed and expert discovery is stayed pending the resolution of these motions. No trial date has been set.

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

Purported Shareholder Class Action Lawsuits

        On April 10, 2003, two individuals filed a purported shareholder class action lawsuit under the federal securities laws in the United States District Court for the Northern District of California. The defendants in this case include the Company, three of its executive officers and one outside director. The lawsuit relates to Affymetrix' January 29, 2003 announcement of its financial expectations for 2003 and subsequent announcement on April 3, 2003, updating its financial guidance for the first quarter of 2003. The lawsuit alleges, among other things, that Affymetrix' January 29, 2003 financial guidance was misleading and GlaxoSmithKline plc sold Affymetrix shares during the first quarter of 2003 while in possession of material nonpublic information. On June 10, 2003, the plaintiffs in this action filed a notice of voluntary dismissal of the lawsuit without prejudice, and the Court granted the dismissal by order dated June 12, 2003.

        On May 20, 2003, two other individuals filed a second purported shareholder class action lawsuit in the United States District Court for the Northern District of California that is substantively identical to the one filed on April 10, 2003. The second lawsuit alleges the same claims against the same defendants on behalf of the same purported class of shareholders (those who purchased securities of Affymetrix between January 29, 2003 and April 3, 2003) as the earlier-filed lawsuit. On July 16, 2003, three of the purported shareholders filed a motion for appointment of themselves as lead plaintiffs and approval of their selection of lead counsel for the purported class. This motion is noticed for hearing on August 19, 2003.

        Affymetrix believes that the claims set forth in the purported class action lawsuit are without merit. However, Affymetrix cannot be sure that it will prevail in these matters. Affymetrix' failure to successfully defend itself against these allegations could result in a material adverse effect on its business, financial condition and results of operation.

Multilyte Litigation

        On August 13 and 14, 2003, the Company commenced proceedings in the United States District Court for the Northern District of California and in the English High Court seeking a declaratory judgment that certain patents owned by Multilyte Ltd. (the "Multilyte patents"), a British corporation, are not infringed and are invalid. Multilyte has made allegations that Affymetrix infringes the Multilyte patents by making and selling the GeneChip® DNA microarray products, and Multilyte has informed Affymetrix that it has filed proceedings against Affymetrix in Europe. The Company believes that Multilyte's claims are without merit and has filed the declaratory judgment actions to protect its interests. However, the Company cannot be sure that it will prevail in these matters. Affymetrix' failure to successfully defend against these allegations could result in a material adverse effect on its business, financial condition and results of operations.

Administrative Litigation and Proceedings

        The Company's intellectual property is expected to be subject to significant additional administrative and litigation actions. For example, in Europe and Japan, third parties are expected to oppose significant patents that the Company owns or controls. Currently, Multilyte Ltd. and ProtoGene Laboratories, Inc. are parties that have filed oppositions against Affymetrix' EP 0-619-321 Patent in the European Patent Office, and PamGene B.V. has filed an opposition against Affymetrix' EP 0-728-520. Also, Abbott Laboratories, Applera, Clondiag and CombiMatrix are parties in opposition against Affymetrix' EP 0-834-575. Abbott Laboratories, CombiMatrix, PamGene B.V., Applera and Dr. Peter Schneider have filed oppositions against Affymetrix' EP 0-834-576. CombiMatrix has filed an opposition against EP 0-695-941. These procedures will result in the patents being either upheld in their entireties, allowed to issue in amended form in designated European countries, or revoked.

        Further, in the United States, Affymetrix expects that third parties will continue to "copy" the claims of its patents in order to provoke interferences in the United States Patent & Trademark Office, and Affymetrix may copy the claims of others. These proceedings could result in the Company's patent protection being significantly modified or reduced, and could result in significant costs and consume substantial managerial resources.

        At this time, the Company cannot determine the outcome of any of the matters described above.

NOTE 12—COMMITMENTS

Product Warranty

        The Company provides for anticipated warranty costs at the time the associated revenue is recognized. Product warranty costs are estimated based upon the Company's historical experience and the warranty period. Information regarding the changes in the Company's product warranty liability for the six months ended June 30, 2003 was as follows (in thousands):

Balance at December 31, 2002	$1,924
New warranties issued	420
Repairs and replacements	(601)

Balance at March 31, 2003	$1,743
New warranties issued	1,015
Repairs and replacements	(385)

Balance at June 30, 2003	$2,373

Extension of Credit

        In July 2001, the Company made an extension of credit to an executive of the Company of up to $1.2 million. Proceeds from the extension of credit may be drawn in one lump-sum or in periodic draws. As of June 30, 2003, no amounts under the extension of credit were drawn. Any amounts drawn from the extension of credit would be due on the earliest of four years from when the extension of credit is drawn upon or when the executive leaves the Company. Interest would accrue at the IRS imputed rate of interest and is payable after two years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Management's Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2003 and for the six month periods ended June 30, 2003 and 2002 should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2002.

        All statements in this quarterly report that do not discuss past results are forward-looking statements. Forward-looking statements are based on management's current expectations and are therefore subject to certain risks and uncertainties, including those discussed under the section titled "Risk Factors" included in this report. Specific uncertainties which could cause our actual results to differ materially from those projected include, but are not limited to, risks of our ability to achieve and sustain higher levels of revenue, higher gross margins, reduced operating expenses, market acceptance, personnel retention, uncertainties relating to the length and severity of the current global economic weakness, the reduction in overall capital spending, changes in government funding policies, unpredictable fluctuations in quarterly revenues, uncertainties related to cost and pricing of Affymetrix products, dependence on collaborative partners, uncertainties relating to sole source suppliers, uncertainties relating to FDA, and other regulatory approvals, competition, the risk of customers' resources being shifted from discovery research to late stage development, risks relating to intellectual property of others and the uncertainties of patent protection and litigation.

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

        We have incurred operating losses each year since our inception, including a loss of approximately $7.5 million during the six months ended June 30, 2003 and, as of such date, had an accumulated deficit of approximately $220.5 million. Our losses have resulted principally from costs incurred in research and development, manufacturing and from selling, general and administrative costs associated with our operations, including the costs of patent related litigation. These costs have exceeded our revenues and interest income, which to date have been generated principally from product sales, product related revenue, technology access and other license fees, royalties, collaborative research and development agreements, and from interest earned on cash and investment balances. Our ability to generate significant revenues and become profitable is dependent in large part on our ability to expand our customer base, increase sales of our current products to existing customers, manage our expense growth, as well as our ability to enter into additional supply, license and collaborative arrangements and on our ability and that of our collaborative partners to successfully manufacture and commercialize products incorporating our technologies in new applications and in new markets.

        Our operating results vary and depend on numerous factors. Revenues are impacted principally by the volume and price of product sales, the timing of orders and deliveries of products and design fees, royalties, license fees, and other research revenues under collaborative and licensing agreements. Expenses are impacted principally by the cost of goods for products; the magnitude and duration of research and development; sales and marketing costs; and general and administrative expenses. General and administrative expenses are particularly subject to variation as a result of fluctuations in the intensity of legal activities associated with our on-going intellectual property litigation and recent purported securities class action litigation.

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

  F. Hoffmann-La Roche Ltd.

        In January 2003, we expanded our collaboration with Roche by granting Roche access to our GeneChip® technologies to develop and commercialize GeneChip® laboratory tests for DNA analysis, genotyping and resequencing applications, as well as for RNA expression analysis, in a broad range of human disease areas. Using our GeneChip® technologies, Roche is seeking to develop and market tests for diseases such as cancer, osteoporosis, cardiovascular, metabolic, infectious and inflammatory diseases. Under the terms of the collaborative agreement, Roche paid us an up-front, nonrefundable license fee of $70.0 million. We are recognizing this amount as a component of product related revenue over the research and product development phase which is expected to approximate five years. The agreement, which is subject to Roche's option to terminate on December 31, 2007 or any time on or after June 2, 2013, with one year's prior notice, includes a broad range of other compensation payable by Roche to us throughout the life of the agreement based on annual royalties on sales of diagnostic kits, milestone payments for technical and commercial achievements, a manufacturing and supply agreement, and related license installments.

  Perlegen Sciences, Inc.

        On January 9, 2003, we entered into an agreement with Perlegen to license certain Perlegen technologies that are expected to accelerate our plan to design and commercialize microarrays for whole genome and candidate region DNA analysis. In addition to broadening our access to Perlegen technologies, this licensing agreement advances by approximately three years our prior commercialization rights to the Perlegen single nucleotide polymorphism (SNP) database for development of chip-based products. Under the terms of the licensing agreement, we paid Perlegen a total of $15.0 million in cash and granted Perlegen a $3.0 million credit which will be applied against the margin on our future sales of chips to Perlegen. As of June 30, 2003, Perlegen has used approximately $1.5 million of the credit. This credit expires in three years. This new agreement also eliminates any future royalty obligations for array products that we commercialize based on information contained in Perlegen's SNP database. We engaged an independent third party to conduct a valuation analysis of the licenses acquired. Based upon that independent valuation, we recorded a charge of approximately $10.1 million related to in-process research and development in the first quarter of 2003. The remaining $4.9 million was recorded as an intangible asset and will be amortized over the useful lives of the various components of the asset ranging from six to ten years.

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

Results of Operations

Revenue

        Amounts in 2002 have been reclassified to conform to the 2003 presentation, exclusive of revenue from Perlegen Sciences.

Three and Six Months Ended June 30, 2003 and 2002

        The components of product sales are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Probe arrays and related supplies	$33,629	$36,096	$72,698	$71,083
Instruments	15,587	11,596	23,276	22,665

Total product sales	$49,216	$47,692	$95,974	$93,748

        Product Sales.    Product sales increased to $49.2 million for the three months ended June 30, 2003 compared to $47.7 million for the three months ended June 30, 2002. The increase was primarily due to growth in instrument revenue. Instrument revenue grew because we launched the new GeneChip® Scanner 3000 and GeneChip® Fluidics Station 450 in the first half of fiscal year 2003 which resulted in a number of customers upgrading their existing instruments. The increase was partially offset by a decline in the average sales price of our GeneChip® probe arrays and related supplies due to a shift in product mix as we sold larger quantities of smaller format probe arrays which have a lower average selling price. Product sales increased to $96.0 million for the six months ended June 30, 2003 compared to $93.7 million for the six months ended June 30, 2002. The increase was primarily due to growth in unit sales of GeneChip® related supplies and growth in instrument revenue related to sales of GeneChip® instrumentation upgrades. These increases were partially offset by a decrease in unit sales of our full GeneChip® instrument systems for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. Revenue from sales of probe arrays and related supplies decreased to $33.6 million from $36.1 million for the three months ended June 30, 2003 and 2002, respectively. Revenue from sales of probe arrays and related supplies increased to $72.7 million from $71.1 million for the six months ended June 30, 2003 and 2002, respectively. Revenue from sales of instruments increased to $15.6 million from $11.6 million for the three months ended June 30, 2003 and 2002, respectively. Revenue from sales of instruments increased to $23.3 million from $22.7 million for the six months ended June 30, 2003 and 2002, respectively.

        The components of product related revenue are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Subscription fees	$5,977	$7,722	$13,552	$15,703
Service and other	4,421	3,232	8,857	6,405
License fees and milestone revenue	3,579	—	5,957	—

Total product related revenue	$13,977	$10,954	$28,366	$22,108

        Product Related Revenue.    Product related revenue increased to $14.0 million and $28.4 million for the three and six months ended June 30, 2003, respectively, compared to $11.0 million and $22.1 million for the three and six months ended June 30, 2002, respectively. The increase in product related revenue for the three and six months was primarily due to an increase in license fees earned in connection with the Roche agreement signed in January 2003, an increase in service revenue and the inclusion of custom probe array design fees in 2003 as a result of the full commercialization of our custom product offering. These increases were partially offset by a decrease in software revenue and a decrease in subscription fees earned under EasyAccess™ agreements as we transition customers to volume-based discounting on product sales. Subscription fee revenue decreased to $6.0 million and $13.6 million for the three and six months ended June 30, 2003, respectively, compared to $7.7 million and $15.7 million for the three and six months ended June 30, 2002, respectively. Service and other revenue, which primarily consists of service and software revenue in 2003 and 2002 and custom probe array design fees in 2003, increased to $4.4 million and $8.9 million for the three and six months ended June 30, 2003, respectively, compared to $3.2 million and $6.4 million for the three and six months ended June 30, 2002, respectively. Revenues from custom probe array design fees are reported in royalties and other revenue in 2002. License fees and milestone revenue, which consists of license fees earned in connection with the Roche agreement signed in January 2003, was $3.6 million and $6.0 million for the three and six months ended June 30, 2003, respectively.

        Royalties and Other Revenue.    Royalties and other revenue decreased to $2.7 million and $5.8 million for the three and six months ended June 30, 2003, respectively, compared to $6.4 million and $11.4 million for the three and six months ended June 30, 2002, respectively. The decrease for the three and six months was primarily due to a decline in new license agreements, the recognition of approximately $1.8 million of deferred revenue in the second quarter of 2002 related to the early completion of a long-term contractual arrangement under which we had no further obligations and the reporting of custom probe array design fees as product related revenue starting in January 2003 due to the full commercialization of our custom product offering. The decrease was partially offset by increased research activity related to an existing grant.

        Revenue From Perlegen Sciences, Inc.    Revenue from the sale of wafers to Perlegen, an affiliated party, decreased to $2.8 million and $5.3 million for the three and six months ended June 30, 2003, respectively, compared to $5.6 million and $11.6 million for the three and six months ended June 30, 2002, respectively. The decrease was consistent with the decrease in Perlegen's contractual obligations.

        Cost of Product Sales and Cost of Product Related Revenue.    Cost of product sales decreased to $17.0 million and $33.8 million for the three and six months ended June 30, 2003, respectively, compared to $19.9 million and $39.3 million for the three and six months ended June 30, 2002, respectively. The decrease in cost of product sales for the three and six months was primarily due to the lower cost of manufacturing our GeneChip® Scanner 3000, which was launched in the first quarter of 2003, compared to the cost of the GeneArray® Scanner 2500 which was purchased under a manufacturing supply agreement. Cost of product related revenue increased to $2.3 million and $4.5 million for the three and six months ended June 30, 2003, respectively, compared to $1.1 million and $2.4 million for the three and six months ended June 30, 2002, respectively. The increase in cost of product related revenues for the three and six months was primarily due to the inclusion of costs associated with our custom probe array design fees starting in January 2003 due to the full commercialization of our custom product offering and an increase in the direct costs incurred for service contracts. In 2002, the costs of custom probe array design fees were reported as research and development expense. Gross margins on product and product related revenue improved to 69.5% for the three months ended June 30, 2003 compared to 64.1% for the three months ended June 30, 2002. For the six months ended June 30, 2003, gross margins were 69.2% compared to 64.0% for the six months ended June 30, 2002. Principal factors that favorably impacted gross margins in the three and six month periods ended June 30, 2003 compared to 2002 include favorable changes in product sales mix, the lower costs of our GeneChip® Scanner 3000 and the recognition of license revenue from the Roche agreement signed in January 2003.

        Research and Development Expenses.    Research and development expenses, which primarily consist of basic research, product research and development and manufacturing process and development, decreased to $16.6 million and $32.5 million for the three and six months ended June 30, 2003, respectively, compared to $17.3 million and $34.0 million for the three and six months ended June 30, 2002, respectively. The decrease in research and development expenses for the three and six months was primarily due to the reporting of the costs of custom probe array design fees as cost of product related revenue starting in January 2003 as a result of the full commercialization of our custom product offering and the decrease in product development costs associated with the release of two GeneChip® instrument systems. These decreases were partially offset by an increase in basic research. In 2002, costs of custom probe array design fees are reported as research and development expense.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased to $24.2 million and $52.2 million for the three and six months ended June 30, 2003, respectively, compared to $23.0 million and $46.5 million for the three and six months ended June 30, 2002, respectively. The increase in selling, general and administrative expenses for the three and six months was primarily due to increased investments in our sales and support infrastructure in Japan and an increase in general legal expenses related to new license agreements. The increase was partially offset by the recovery of a $1.3 million amount receivable that was expensed in the second half of 2002. We expect legal costs to vary substantially as the intensity of legal activity changes. There can be no assurance that we have adequately estimated our exposure for potential damages associated with pending or future litigation.

        Amortization of Deferred Stock Compensation.    Upon the acquisition of Neomorphic, Inc. in October 2000, the fair value of unvested common stock subject to restricted stock agreements and the intrinsic value of the unvested options held by Neomorphic employees were deducted from the purchase price and allocated to deferred stock compensation. The deferred stock compensation of $30.0 million is being amortized to compensation expense over the remaining vesting term, generally two to four years. The fair value of unvested Neomorphic, Inc. options held by non-employees was also deducted from the purchase price and is being periodically revalued as they vest in accordance with applicable accounting guidance. Stock compensation expense decreased to $0.7 million and $1.4 million for the three and six months ended June 30, 2003, respectively, compared to $1.9 million and $5.6 million for the three and six months ended June 30, 2002. In addition to the amortization of previously recorded deferred stock compensation for the six months ended June, 2002, we also recorded a charge of $1.6 million in the first quarter of 2002 associated with certain options granted to one of our former officers whose employment status changed effective January 1, 2002.

        Amortization of Purchased Intangibles.    During the three months ended June 30, 2003 and 2002, we incurred charges of $0.3 million for the amortization of purchased intangibles related to the acquisition of Neomorphic, Inc. During the six months ended June 30, 2003 and 2002, we incurred charges of $0.6 million for the amortization of purchased intangibles related to the acquisition of Neomorphic, Inc.

        Acquired In-process Research and Development.    During the six months ended June 30, 2003, we recorded a charge of approximately $10.1 million related to acquired in-process research and development. The charge associated with licensing the Perlegen SNP database was included in acquired in-process research and development in the consolidated statement of operations as the database has no alternative future use to us. Specifically, the database contains over one million SNPs and will be used in our research and development program to develop high quality, high content DNA analysis microarray products. The value of the SNP database license was determined by estimating the net present value of future cash flows expected from the sale of DNA analysis products developed from this database using a present value discount rate of 30%, which is based on our weighted cost of capital adjusted for the risks associated with the in-process research project in which the SNP database content will be used. Upon entering into this license agreement in January 2003, our DNA analysis development program was approximately 33% complete.

        The estimates used by us in valuing the licensed technologies were based upon assumptions we believe to be reasonable but which are inherently uncertain and unpredictable. Our assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the projected results.

        Interest Income and Other, Net.    Interest income and other, net increased to $6.0 million and $8.4 million for the three and six months ended June 30, 2003, respectively, compared to $2.1 million and $6.3 million for the three and six months ended June 30, 2002. The increase in interest income and other, net for the three and six month periods was primarily due to the acquisition by a publicly traded entity in April 2003 of a privately-held biotechnology company in which we owned an equity investment. Consistent with EITF 91-5, "Nonmonetary Exchange of Cost Method Investments", we realized a $2.6 million gain on the acquisition date, and recognized an additional gain of $1.2 million upon the subsequent sale of a portion of these securities. This increase was partially offset by lower returns on our cash and marketable securities, a decline in favorable currency variances, and the expense associated with the repurchase of our convertible subordinated notes. In addition, for the six month period ended June 30, 2002, we recorded a $3.2 million write-down related to an other than temporary decline in the value of our investment in Orchid BioSciences, Inc.

        Interest Expense.    Interest expense increased to $5.3 million and $10.2 million for the three and six months ended June 30, 2003, respectively, compared to $4.9 million and $9.9 million for the three and six months ended June 30, 2002, respectively. The increase in interest expense for the three and six month period was primarily due to interest expense incurred on an amount payable to a licensor. Interest expense is primarily comprised of interest that we pay on our convertible subordinated notes which come due in 2006 and 2007. Interest expense is expected to decrease in the future as result of the repurchase of a portion of our convertible subordinated notes during the quarter ended June 30, 2003.

        Income Tax Provision.    The provision for income tax increased to $0.3 million and $0.9 million for the three and six months ended June 30, 2003, respectively, compared to $0.2 million and $0.4 million for the three and six months ended June 30, 2002, respectively. For the three and six months ended June 30, 2003, the provision consists of foreign, state and federal taxes. For the three and six months ended June 30, 2002, the provision consists of current taxes accrued on the profits attributable to our foreign operations and state taxes. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the historical operating performance and the reported cumulative net losses in all prior years, at June 30, 2003, we provided a full valuation allowance against our net deferred tax assets.

Liquidity and Capital Resources

        We have financed our operations primarily through the sale of equity and debt securities, government grants, collaborative agreements, interest income, product sales, product related revenue and the licensing of our technology. Our material future obligations are as follows (in thousands):

	Total	2003	2004-2005	2006-2007	After 2007
Convertible subordinated notes	$267,460	$—	$—	$267,460	$—
BCI commitment (See Note 3 to our Consolidated Financial Statements in our 2002 Form 10-K)	5,000	—	5,000	—	—
Operating leases	66,007	3,436	14,886	13,841	33,844
Other commitments	8,250	300	1,700	2,000	4,250

Total contractual obligations	$346,717	$3,736	$21,586	$283,301	$38,094

        Net cash provided by operating activities was $82.1 million for the six months ended June 30, 2003, as compared to cash provided by operating activities of $5.4 million for the six months ended June 30, 2002. The improvement in our net cash flow from operating activities was primarily due to an increase in deferred revenue resulting from the Roche transaction and a decrease of $15.0 million in our accounts receivable balance from the balance at December 31, 2002.

        Our investing activities, other than purchases, sales and maturities of available-for-sale securities, primarily consisted of capital expenditures, the purchase of an option to license technology, and the purchase of technology rights of $5.5 million, $3.0 million and $2.9 million, respectively, for the six months ended June 30, 2003, as compared to capital expenditures of $13.7 million for the six months ended June 30, 2002. Capital expenditures during the six months ended June 30, 2003 related primarily to investments in computer hardware, storage management systems, along with continued expansion in manufacturing and other operating facilities.

        Net cash used in financing activities was $95.1 million for the six months ended June 30, 2003, consisting of $100.7 million used for the repurchase of the convertible subordinated notes, partially offset by $5.6 million of cash received from the exercise of stock options. For the six months ended June 30, 2002, approximately $1.0 million in cash was provided from financing activities from the exercise of stock options.

        As of June 30, 2003, we had cash, cash equivalents and available-for-sale securities of $340.6 million compared to $361.5 million at December 31, 2002. We anticipate that our existing capital resources will enable us to maintain currently planned operations and planned capital expenditures for the foreseeable future. However, this expectation is based on our current operating plan and capital expenditure plan, which is subject to change, and therefore we could require additional funding. In addition, we expect that our capital expenditure requirements will remain consistent with fiscal 2002 levels. Our long-term capital expenditure requirements will depend on numerous factors, including: the expansion of commercial scale manufacturing capabilities; our ability to maintain existing collaborative and customer arrangements and establish and maintain new collaborative and customer arrangements; the progress of our research and development programs; initiation or expansion of research programs and collaborations; the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; the effectiveness of product commercialization activities and arrangements; the purchase of patent licenses; and other factors. We have no credit facility or other committed sources of capital. To the extent capital resources are insufficient to meet future capital requirements, we will have to raise additional funds to continue the development of our technologies. There can be no assurance that such funds will be available on favorable terms, or at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to our stockholders. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into collaboration agreements on unattractive terms. Our inability to raise capital would have a material adverse effect on our business, financial condition and results of operations.

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

Revenue Recognition

  Product Sales

        Product sales and revenue from Perlegen Sciences include sales of GeneChip® probe arrays and related instrumentation. Probe array and instrumentation revenues are recognized when earned, which is generally upon shipment and transfer of title to the customer and fulfillment of any significant post-delivery obligations. Reserves are provided for anticipated warranty expenses at the time the associated revenue is recognized.

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

  Royalties and Other Revenue

        Royalties and other revenue include royalties earned from third party license agreements and research revenue which mainly consists of amounts earned under government grants. Additionally, other revenue includes fees earned through the license of our intellectual property. In 2002, research revenue also included custom probe array design fees.

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

        A portion of our sales and accounts receivable are denominated in foreign currencies. Historically, we have not hedged our foreign currency exposures and have not had significant foreign currency differences. However, in 2002 we established a Foreign Exchange Risk Management Committee ("FXRMC") which has been chartered to review and manage foreign currency exposures. In early 2003, we began hedging activities in order to manage the risks associated with a portion of our foreign currency exposures (See Note 10).

Derivative Instruments

        During the normal course of business, we are exposed to foreign currency exchange risk arising from transactions that are denominated in currencies other than the United States dollar. To manage the risks associated with foreign currency exchange, we began utilizing derivative financial instruments in the first quarter of 2003. Derivatives are financial instruments that derive their value from one or more underlying financial instruments. As a matter of policy, we may only enter into derivative instruments that are either foreign currency forward contracts or swaps. Our derivative instruments are entered into for periods consistent with the related underlying exposures and do not constitute positions that are independent of those exposures. In addition, we do not enter into derivative contracts for trading or speculative purposes, and are not party to any leveraged derivative instrument. The notional amounts of derivatives do not represent actual amounts exchanged by the parties to the instrument, and, thus, are not a measure of exposure to us through our use of derivatives. Additionally, we enter into derivative agreements only with highly rated counterparties and do not expect to incur any losses resulting from non-performance by other parties.

Available-for-Sale Securities

        We report all debt securities with maturities at the date of purchase of three months or less that are readily convertible into cash and have insignificant interest rate risk as cash equivalents. Cash equivalents and available-for-sale securities consist of marketable equity and debt securities. Management determines the appropriate classification of debt securities at the time of purchase. As of June 30, 2003 and December 31, 2002, our investments in debt securities are classified as available-for-sale and are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income in stockholders' equity. The cost of debt securities is adjusted for amortization of premiums and discounts to maturity. This amortization is included in interest income. Realized gains and losses on available-for-sale securities are also included in interest income and other, net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income and other, net. The fair values of securities are based on quoted market prices. All of our available-for-sale securities are included in current assets as management considers the securities readily available to fund current operations.

Accounting for Perlegen and Other Equity Investments

        As of December 31, 2002, we owned an approximate 53% ownership interest in Perlegen and we have accounted for our ownership interest in Perlegen on the equity method since March 30, 2001 as we determined that we do not control its operations. Factors we considered in determining our level of control in Perlegen included the fact that we and certain of our affiliates had placed approximately 8% of our voting rights into an irrevocable voting trust which was required to vote in proportion to the votes of the other shareholders, we had no ability to terminate or modify the trust unilaterally, we had the right to appoint only three out of seven seats on Perlegen's board and we had no commitment to provide additional funding to Perlegen.

        Following Perlegen's January 27, 2003 financing, our ownership interest in Perlegen (including that of our affiliates) was reduced to approximately 43%. As such, we continue to account for our ownership interest in Perlegen on the equity method as we and our affiliates continue to collectively control less than 50% of the voting shares of Perlegen and also continue to have no control over the strategic, operating, investing and financing activities of Perlegen. Factors we consider in determining our level of control in Perlegen include the fact that we and certain of our affiliates own less than 50% of the voting shares of Perlegen, we have the right to appoint only two out of seven seats on Perlegen's board and we have no commitment to provide additional funding to Perlegen.

        Equity investments in venture-stage entities are classified on our condensed consolidated balance sheet in other assets. We periodically assess the carrying value of these equity investments based on information available to us. These investments are accounted for on the cost method because we own less than 20% of the respective entities and we do not have significant influence over the operations of the issuers. We record gains/losses upon sale of the investment, and losses when there has been an other than temporary decline in the value of these investments. We recognized no expense for the three months ended June 30, 2003 and $0.5 million for the six months ended June 30, 2003 as a result of charges related to other than temporary declines in the fair values of certain of our marketable equity securities. For the three and six months ended June 30, 2002, we recognized expense of $3.2 million respectively, in connection with other than temporary declines in the fair value of certain of our marketable equity securities.

Accounts and Notes Receivable

        Trade accounts receivables are recorded at net invoice value and notes receivables are recorded at contractual value plus accrued interest. Interest income on notes receivable is recognized according to the terms of each related agreement. We consider receivables past due based on the related contractual terms. We review our exposure to accounts receivable and reserve specific amounts if collectibility is no longer reasonably assured. We also reserve a percentage of the net trade receivable balance based on collection history.

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

Recent Accounting Pronouncements

        In November 2002, the Financial Accounting Standards Board ("FASB") issued the FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which clarifies the requirements for a guarantor's accounting and disclosures of certain guarantees issued and outstanding. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this Interpretation were effective beginning in January 2003. The adoption of FIN 45 did not have a significant impact on our results of operations or financial condition (See Note 12).

        In November 2002, The Emerging Issues Task Force reached a consensus on Issue No. 00-21 ("EITF 00-21"), "Revenue Arrangements with Multiple Deliverables." EITF 00-21 provides guidance on accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into by us after June 15, 2003. We have assessed the effect of EITF 00-21 and do not expect the adoption of EITF 00-21 to have a material effect on its results of operations or financial condition.

        In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires an investor with a majority of the variable interests in a variable interest entity (VIE) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The provisions of FIN 46 are effective immediately for all arrangements entered into with new VIEs created after January 31, 2003. We have not invested in any new VIEs created after January 31, 2003 and do not expect that the adoption of FIN 46 will have a material impact on our results of operations or financial condition.

        In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We do not expect the adoption of SFAS 149 to have a material effect on our results of operations or financial condition.

        In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to any existing financial instruments effective July 1, 2003. We do not expect the adoption of SFAS 150 to have a material effect on our results of operations or financial condition.

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

        The primary objective of our investment activities is to preserve principal while at the same time maximize yields without significantly increasing risk. To achieve this objective, we invest our excess cash in debt instruments of the U.S. Government and other agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of generally less than three years.

        The table below presents the principal amounts and weighted-average interest rates by year of maturity for our investment portfolio subject to interest rate risk:

	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value at June 30, 2003
	(Dollar amounts in thousands)
ASSETS:
Available-for-sale debt securities	$87,158	$141,560	$42,235	$30,316	$—	$—	$301,269	$301,069
Average interest rate	4.04%	4.92%	3.86%	2.00%
Loan receivable						$4,490	$4,490	$4,490
Average interest rate						7.5%
LIABILITIES:
5.0% convertible subordinated notes	$—	$—	$—	$102,000	$—	$—	$102,000	$101,490
Average interest rate				5.00%
4.75% convertible subordinated notes	—	—	—	—	$165,460	—	$165,460	$152,223
Average interest rate					4.75%

        We are exposed to equity price risks on the marketable portion of equity securities in our portfolio of investments entered into to further our business and strategic objectives. We typically do not attempt to reduce or eliminate our market exposure on these securities. A 10% adverse change in equity prices would not result in a material decrease in our available-for-sale securities based on our position at June 30, 2003. However, actual results may differ materially.

        We derive a portion of our revenues in foreign currencies, predominantly in Europe and Japan. Historically, we have not hedged our foreign currency exposures and have not had significant foreign currency differences. However, in 2002 we established a Foreign Exchange Risk Management Committee ("FXRMC") which has been chartered to review and manage foreign currency exposures. In early 2003, we began hedging activities by using foreign currency forward contracts to manage a portion of the currency exposures created from our activities denominated in foreign currencies (See Note 10).

ITEM 4. CONTROLS AND PROCEDURES

        (a)   Evaluation of disclosure controls and procedures.    Based on their evaluation of the controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15, as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

        (b)   Changes in internal control over financial reporting.    There were no significant changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

        On April 17, 2002, the New York Court heard oral argument on Applera's motions to bifurcate or dismiss certain of our claims, including claims of breach of contract and antitrust violations by Applera. On May 24, 2002, the Court rejected Applera's motion to dismiss our breach of contract and antitrust claims and agreed to bifurcate and stay discovery on antitrust issues as well as on all damages issues. Following the Court's order, on June 6, 2002, Applera filed its counterclaim in the New York case alleging infringement of four of the five patents originally asserted in the Delaware action. We filed a motion seeking summary judgment that the last to expire of Applera's subject patents had, in fact, expired as a matter of law in 2001 in accordance with a terminal disclaimer that had been filed in the Patent Office during prosecution of that patent. On December 24, 2002 the court granted our motion. As a result of the Court's ruling, it is now clear that all of the patents asserted by Applera have expired. We have filed three motions for summary judgment that the Applera patents are unenforceable due to inequitable conduct before the U.S.P.T.O. and that certain of the Applera patent claims are invalid for anticipation and inoperability. The motions have been fully briefed and have yet to be scheduled for argument. Fact discovery is closed and expert discovery is stayed pending the resolution of these motions. No trial date has been set.

        We believe that Applera's claims are without merit and that all of Applera's patents subject to this litigation have now expired. However, we cannot be sure that we will prevail in these matters. Our failure to successfully defend against Applera's allegations could result in a material adverse effect on our business, financial condition and results of operations.

Purported Shareholder Class Action Lawsuits

        On April 10, 2003, two individuals filed a purported shareholder class action lawsuit under the federal securities laws in the United States District Court for the Northern District of California. The defendants in this case include the Company, three of its executive officers and one outside director. The lawsuit relates to our January 29, 2003 announcement of our financial expectations for 2003 and subsequent announcement on April 3, 2003, updating our financial guidance for the first quarter of 2003. The lawsuit alleges, among other things, that our January 29, 2003 financial guidance was misleading and that GlaxoSmithKline plc sold Affymetrix shares during the first quarter of 2003 while in possession of material nonpublic information. On June 10, 2003, the plaintiffs in this action filed a notice of voluntary dismissal of the lawsuit without prejudice, and the Court granted the dismissal by order dated June 12, 2003.

        On May 20, 2003, two other individuals filed a second purported shareholder class action lawsuit in the United States District Court for the Northern District of California that is substantively identical to the one filed on April 10, 2003. The second lawsuit alleges the same claims against the same defendants on behalf of the same purported class of shareholders (those who purchased securities of Affymetrix between January 29, 2003 and April 3, 2003) as the earlier-filed lawsuit. On July 16, 2003, three of the purported shareholders filed a motion for appointment of themselves as lead plaintiffs and approval of their selection of lead counsel for the purported class. This motion is noticed for hearing on August 19, 2003.

        We believe that the claims set forth in the purported class action lawsuit are without merit. However, we cannot be sure that we will prevail in these matters. Our failure to successfully defend against these allegations could result in a material adverse effect on our business, financial condition and results of operation.

Multilyte Litigation

        On August 13 and 14, 2003, we commenced proceedings in the United States District Court for the Northern District of California and in the English High Court seeking a declaratory judgment that certain patents owned by Multilyte Ltd. (the "Multilyte patents"), a British corporation, are not infringed and are invalid. Multilyte has made allegations that we infringe the Multilyte patents by making and selling the GeneChip® DNA microarray products, and Multilyte has informed us that it has filed proceedings against us in Europe. We believe that Multilyte's claims are without merit and have filed the declaratory judgment actions to protect our interests. However, we cannot be sure that we will prevail in these matters. Our failure to successfully defend against these allegations could result in a material adverse effect on our business, financial condition and results of operations.

Administrative Litigation and Proceedings

        Our intellectual property is expected to be subject to significant additional administrative and litigation actions. For example, in Europe and Japan, third parties are expected to oppose significant patents that we own or control. Currently, Multilyte Ltd. and ProtoGene Laboratories, Inc. are parties that have filed oppositions against our EP 0-619-321 Patent in the European Patent Office, and PamGene B.V. has filed an opposition against our EP 0-728-520. Also, Abbott Laboratories, Applera, Clondiag and CombiMatrix are parties in opposition against our EP-0-834-575. Abbott Laboratories, CombiMatrix, PamGene B.V., Applera and Dr. Peter Schneider have filed oppositions against our EP-0-834-576. CombiMatrix has filed an opposition against EP-0-695-941. These procedures will result in the patents being either upheld in their entireties, allowed to issue in amended form in designated European countries, or revoked.

        Further, in the United States, we expect that third parties will continue to "copy" the claims of our patents in order to provoke interferences in the United States Patent & Trademark Office, and we may copy the claims of others. These proceedings could result in our patent protection being significantly modified or reduced, and could result in significant costs and consume substantial managerial resources.

        At this time, we cannot determine the outcome of any of the matters described above.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)
Date of Meeting

        The Annual Meeting of the Stockholders of Affymetrix, Inc. was held on June 5, 2003.

(b) and (c)    Name of Each Director Elected at the Meeting and Description of Each Matter Voted on and Number of Votes Cast

		For	Against	Withheld
1.	To elect directors to serve until the next meeting of stockholders or until their successors are elected.
	Stephen P.A. Fodor, Ph.D.	34,567,350	0	14,586,984
	Susan E. Siegel	45,961,646	0	3,192,688
	Paul Berg, Ph.D.	44,842,754	0	4,311,580
	John D. Diekman, Ph.D.	38,223,660	0	10,930,674
	Vernon R. Loucks, Jr.	46,033,411	0	3,120,923
	David B. Singer	45,938,346	0	3,215,988
	John A. Young	44,842,754	0	4,311,580
		For	Against	Withheld
2.	To ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 2003.	46,375,162	716,767	2,062,405

ITEM 5. OTHER INFORMATION

RISKS RELATED TO OUR BUSINESS

        We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The following discussion highlights some of these risks and others are discussed elsewhere in this Quarterly Report on Form 10-Q.

WE HAVE A HISTORY OF OPERATING LOSSES AND MAY INCUR FUTURE LOSSES.

        We have experienced significant operating losses since inception. We incurred net losses of $1.6 million in 2002 and $33.1 million in 2001. We had net income of $5.2 million for the three months ended June 30, 2003 and we incurred a net loss of $12.7 million for the three months ended March 31, 2003. We expect to continue experiencing fluctuations in our quarterly operating results and cannot assure future profitability.

OUR QUARTERLY RESULTS HAVE HISTORICALLY FLUCTUATED SIGNIFICANTLY AND MAY CONTINUE TO FLUCTUATE UNPREDICTABLY, WHICH COULD CAUSE OUR STOCK PRICE TO DECREASE.

        Our revenues and operating results may fluctuate significantly due in part to factors that are beyond our control and which we cannot predict. The timing of our customers' orders may fluctuate from quarter to quarter. However, we have historically experienced customer ordering patterns for GeneChip® instrumentation and GeneChip® arrays where the majority of the shipments occur in the last month of the quarter. These ordering patterns may limit management's ability to accurately forecast our future revenues. Because our expenses are largely fixed in the short to medium term, any material shortfall in revenues will materially reduce our profitability and may cause us to experience losses. In particular, our revenue growth and profitability depend on sales of our GeneChip® products. Other factors that could cause sales for these products to fluctuate include:

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

  •
  changes in the attitude of the pharmaceutical industry towards the use of genetic information and genetic testing as a methodology for drug discovery and development; and

  •
  changes in the competitive landscape.

        Many of these factors have impacted, and may in the future impact, the demand for our products and our quarterly operating results. For example, as a result of cautious capital spending by academic and biotech customers and general economic weakness in the biotechnology sector during the first quarter of 2003, we reported that product and product related revenue as well as net income for the first quarter of 2003 would be lower than our previous financial guidance. Although we are expanding our customer base, our revenues are generated from a relatively small number of pharmaceutical and biotechnology companies, academic research centers and clinical reference laboratories. We expect that these customers will in the aggregate continue to account for a substantial portion of revenues for the foreseeable future. In the event that we continue to experience cautious capital spending by academic and biotech customers and general economic weakness in the biotechnology sector as we did in the first quarter of 2003, revenue expectations from these customer segments may continue to fluctuate.

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

        We rely on internal quality control procedures to verify our manufacturing process. We test only selected probe arrays from each wafer and only selected probes on such probe arrays. It is therefore possible that probe arrays that do not meet all of our performance specifications may not be identified before they are shipped. We have observed a variety of product performance issues at low frequency, including problems aligning software grids with array images, speckling on some arrays, and fluorescent haze in a variety of patterns on array images. On one occasion we discovered ambiguities in a gene database build that was used in the design of a set of our GeneChip® arrays. As a result, we redesigned these arrays and had discussions with our affected customers to address their individual needs and to offer replacement arrays to these customers. Customer concern over the accuracy of the probe sequences on our arrays affected sales of this set of arrays as well as other products. We believe our acquisition of Neomorphic, Inc. in 2000 enabled us to refine and help the accuracy of the public domain sequence databases. Despite these efforts, because of the rapidly evolving nature of the public domain sequence databases, sequence errors and ambiguities may not be found prior to the commercial release of a product.

WE DEPEND ON A LIMITED NUMBER OF SUPPLIERS AND WE WILL BE UNABLE TO MANUFACTURE OUR PRODUCTS IF SHIPMENTS FROM THESE SUPPLIERS ARE DELAYED OR INTERRUPTED.

        We depend on our vendors to provide components of our products in required volumes, at appropriate quality and reliability levels, and in compliance with regulatory requirements. Key parts of the GeneChip® product line, such as the hybridization oven, certain reagent kits and lithographic masks as well as certain raw materials used in the synthesis of probe arrays, are currently available only from a single source or limited sources. For example, we rely on Enzo Diagnostics, Inc. to manufacture various labeling kits recommended for the processing of samples for use with probe arrays in expression analysis applications. In addition, components of our manufacturing equipment and certain raw materials used in the synthesis of probe arrays are available from one of only a few suppliers. If supplies from these vendors were delayed or interrupted for any reason, we would not be able to get manufacturing equipment, produce probe arrays, or sell scanners or other components for our GeneChip® products in a timely fashion or in sufficient quantities or under acceptable terms.

OUR SUCCESS WILL REQUIRE THAT WE ESTABLISH A STRONG INTELLECTUAL PROPERTY POSITION AND THAT WE CAN DEFEND OURSELVES AGAINST INTELLECTUAL PROPERTY CLAIMS FROM OTHERS.

        Maintaining a strong patent position is critical to our competitive advantage. Litigation on these matters has been prevalent in our industry and we expect that this will continue. Patent law relating to the scope of claims in the technology fields in which we operate is still evolving and the extent of future protection is highly uncertain, so there can be no assurance that the patent rights that we have or may obtain will be valuable. Others have filed, and in the future are likely to file, patent applications that are similar or identical to ours or those of our licensors. To determine the priority of inventions, we will have to participate in interference proceedings declared by the United States Patent and Trademark Office that could result in substantial costs in legal fees and could substantially affect the scope of our patent protection. We cannot assure investors that any such patent applications will not have priority over our patent applications. Also, our intellectual property may be subject to significant administrative and litigation proceedings such as opposition proceedings against our patents in Europe, Japan and other jurisdictions. In addition, we have incurred and may in future periods incur substantial costs in litigation to defend against patent suits brought by third parties and when we initiate such suits. We currently are engaged in litigation regarding our intellectual property rights with Applera Corporation. For additional information concerning intellectual property litigation and administrative proceedings, see the section of this Form 10-Q entitled "Legal Proceedings."

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

WE EXPECT TO FACE INCREASING COMPETITION.

        The market for clinical genomics products is currently limited and highly competitive, with several large companies already having significant market share. Companies such as Abbott Laboratories, Becton Dickinson, Bayer AG, Celera Diagnostics, Roche Diagnostics, Johnson & Johnson, bioMérieux and Beckman Coulter have the strategic commitment to diagnostics, the financial and other resources to invest in new technologies, substantial intellectual property portfolios, substantial experience in new product development, regulatory expertise, manufacturing capabilities and the distribution channels to deliver products to customers. Established diagnostic companies also have an installed base of instruments in several markets, including clinical and reference laboratories, which are not compatible with the GeneChip® system and could deter acceptance of our products. In addition, these companies have formed alliances with genomics companies which provide them access to genetic information that may be incorporated into their diagnostic tests.

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

IF WE ARE UNABLE TO MAINTAIN OUR RELATIONSHIPS WITH COLLABORATIVE PARTNERS, WE MAY HAVE DIFFICULTY DEVELOPING AND SELLING OUR PRODUCTS AND SERVICES.

        We believe that our success in penetrating our target markets depends in part on our ability to develop and maintain collaborative relationships with key companies as well as with key academic researchers. Currently, our significant collaborative partners include Millennium Pharmaceuticals, Inc. in the development of GeneChip® technology applications for use in drug discovery and development, Nuvelo, Inc. in the development and commercialization of a universal DNA sequencing chip, and Roche Molecular Systems and bioMérieux in the development of our diagnostic chip products. Relying on these or other collaborative relationships is risky to our future success because:

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

RISKS ASSOCIATED WITH TECHNOLOGICAL OBSOLESCENCE.

        The RNA/DNA probe array field is undergoing rapid technological changes. New technologies, techniques or products could emerge which might allow the packing and analysis of genomic information at a similar or higher density to our microarray technology. Other companies may begin to offer products that are directly competitive with, or are technologically superior to our products. Although we know of no such technology at the present time, there can be no guarantee that we will be able to maintain our technological advantages over emerging technologies in the future. Over time, we will need to respond to technological innovation in a rapidly changing industry.

OUR CURRENT SALES, MARKETING AND TECHNICAL SUPPORT ORGANIZATION MAY LIMIT OUR ABILITY TO SELL OUR PRODUCTS.

        To assist our sales and support activities, we have entered into distribution agreements through certain distributors, principally in markets outside of North America, Europe and Japan. These and other third parties on whom we rely for sales, marketing and technical support in these geographic areas may decide to develop and sell competitive products or otherwise become our competitors, which could harm our business. Although we have invested significant resources to expand our direct sales force and our technical and support staff, including the opening of a Tokyo office in January 2003 to provide direct sales in that region, we may not be able to establish a sufficiently sized global sales, marketing or technical support organization to sell, market or support our products globally.

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

WE MAY FAIL TO OBTAIN REGULATORY APPROVAL OF ANY DIAGNOSTIC OR OTHER PRODUCT WHICH WE OR OUR COLLABORATIVE PARTNERS DEVELOP.

        The United States Food and Drug Administration must approve certain in-vitro diagnostic products before they can be marketed in the U.S. Certain in-vitro diagnostic products must also be approved by the regulatory agencies of foreign governments before the product can be sold outside the U.S. Commercialization of in-vitro diagnostic products outside of the research environment that we or our collaborators may develop, may depend upon successful completion of clinical trials. Clinical development is a long, expensive and an uncertain process and we do not know whether we, or any of our collaborative partners, will be permitted to undertake clinical trials of any potential in-vitro diagnostic products. It may take us or our collaborative partners many years to complete any such testing, and failure can occur at any stage of testing. Delays or rejections of potential products may be encountered based on changes in regulatory policy for product approval during the period of product development and regulatory agency review. Moreover, if and when our projects reach clinical trials, we or our collaborative partners may decide to discontinue development of any or all of these projects at any time for commercial, scientific or other reasons. Any of the foregoing matters could have a material adverse effect on our business, financial condition and results of operations

        Even where a product is exempted from FDA clearance or approval, the FDA may impose restrictions as to the types of customers to which we can market and sell our products. Such restrictions may materially and adversely affect our business, financial condition and results of operations.

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

PERLEGEN, WITH WHICH WE HAVE A CUSTOMER, INVESTMENT AND TECHNOLOGY RELATIONSHIP, IS A DEVELOPMENT STAGE COMPANY.

        Perlegen is a development stage company and there can be no assurance that it will achieve commercial success. Although in January 2003 Perlegen completed a $30 million round of private financing in which we did not participate, there can be no assurance as to the availability or terms of any necessary future financing. If Perlegen were required to curtail or suspend operations or have difficulty raising any additional required financing to fund operations, negative consequences to us could occur, including (i) reduction in the underlying value of our holdings in Perlegen (we currently account for our approximate 43% ownership interest in Perlegen on a zero basis in our financial statements), (ii) inability to collect accounts receivable ($5.3 million at June 30, 2003) arising under our wafer supply arrangement, and (iii) a decline in gross product margins if our commercial volumes were not sufficient enough to offset any shortfall in volume from Perlegen. For additional information concerning our relationship with Perlegen, including our ownership interest in Perlegen, our collaborative relationship with Perlegen and existing relationships between certain of our directors and officers and Perlegen, see the section of this Form 10-Q entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 7 of Notes to Condensed Consolidated Financial Statements.

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

FUTURE ACQUISITIONS MAY DISRUPT OUR BUSINESS AND DISTRACT OUR MANAGEMENT.

        We have previously engaged in acquisitions and may do so in the future in order to exploit technology or market opportunities. If we acquire another company, we may not be able to successfully integrate the acquired business into our existing business in a timely and non-disruptive manner or at all. Furthermore, an acquisition may not produce the revenues, earnings or business synergies that we anticipate. If we fail to integrate the acquired business effectively or if key employees of that business leave, the anticipated benefits of the acquisition would be jeopardized. The time, capital management or other resources spent on an acquisition that fails to meet our expectations could cause our business and financial condition to be materially and adversely affected. In addition, acquisitions can involve non-recurring charges and amortization of significant amounts of deferred stock compensation that could adversely affect our results of operations.

THE MARKET PRICE OF OUR COMMON STOCK HAS BEEN VOLATILE.

        The market price of our common stock is volatile. To demonstrate the volatility of our stock price, during the twelve-month period ending on June 30, 2003, the volume of our common stock traded on any given day has ranged from 293,400 to 19,405,300 shares. Moreover, during that period, our common stock has traded as low as $13.80 per share and as high as $29.93 per share.

        Furthermore, volatility in the stock price of other companies has often led to securities class action litigation against those companies. For example, purported securities class action lawsuits were filed against us in the United States District Court for the Northern District of California after a drop in our stock price following our April 3, 2003 announcement updating our financial guidance for the first quarter of 2003. For additional information concerning these purported securities class action lawsuits, see the section of this Form 10-Q entitled "Legal Proceedings." This securities litigation against us and any future securities litigation against us could result in substantial costs and divert management's attention and resources, which could seriously harm our business, financial condition and results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  EXHIBITS:

Exhibit Number		Description of Document
3.1	(1)	Restated Certification of Incorporation.
3.2	(2)	Bylaws.
3.3	(3)	Amendment No. 1 to the Bylaws dated as of April 25, 2001.
4.1	(4)	Rights Agreement dated October 15, 1998 between Affymetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent.
4.2	(5)	Indenture dated as of September 22, 1999, between Affymetrix, Inc. and The Bank of New York, as Trustee.
4.3	(6)	Amendment No. 1 to Rights Agreement, dated as of February 7, 2000, between Affymetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent.
4.4	(7)	Indenture, dated as of February 14, 2000 between Affymetrix, Inc. and The Bank of New York, as Trustee.
4.5	(8)	Registration Rights Agreement, dated as of February 14, 2000, between Affymetrix, Inc. and certain purchasers listed on the signature page thereto.
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

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

(7)
Incorporated by reference to Exhibit 4.4 to the Registrant's registration statement on Form S-3 as filed on May 11, 2000 (File No. 333-36790).

(8)
Incorporated by reference to Exhibit 4.3 filed with Registrant's registration statement on Form S-3 as filed on May 11, 2000 (File No. 333-36790).

(b)
REPORTS ON FORM 8-K.

        On April 3, 2003, the Company filed a Report on Form 8-K to report under Item 9 (Regulation FD Disclosure) as Information Furnished under Item 12 (Results of Operations and Financial Condition) that the Company issued a press release announcing that its first quarter product and related revenue and net income for the quarter ended March 31, 2003 were expected to be lower than previously guided.

        On April 23, 2003, the Company filed a Report on Form 8-K to report under Item 9 (Regulation FD Disclosure) as Information Furnished under Item 12 (Results of Operations and Financial Condition) that the Company issued a press release announcing the Company's operating results for the quarter ended March 31, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ GREGORY T. SCHIFFMAN
Name:	Gregory T. Schiffman
Title:	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

August 14, 2003

AFFYMETRIX, INC.
EXHIBIT INDEX
June 30, 2003

Exhibit Number		Description of Document
3.1	(1)	Restated Certification of Incorporation.
3.2	(2)	Bylaws.
3.3	(3)	Amendment No. 1 to the Bylaws dated as of April 25, 2001.
4.1	(4)	Rights Agreement dated October 15, 1998 between Affymetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent.
4.2	(5)	Indenture dated as of September 22, 1999, between Affymetrix, Inc. and The Bank of New York, as Trustee.
4.3	(6)	Amendment No. 1 to Rights Agreement, dated as of February 7, 2000, between Affymetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent.
4.4	(7)	Indenture, dated as of February 14, 2000 between Affymetrix, Inc. and The Bank of New York, as Trustee.
4.5	(8)	Registration Rights Agreement, dated as of February 14, 2000, between Affymetrix, Inc. and certain purchasers listed on the signature page thereto.
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

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
AFFYMETRIX, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2003 (UNAUDITED)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
AFFYMETRIX, INC. EXHIBIT INDEX June 30, 2003