Form 10-Q
period 2003-09-30
AFFYMETRIX INC
filed 2003-11-14
CIK 913077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED SEPTEMBER 30, 2003

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

Registrant’s telephone number, including area code: (408) 731-5000

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

COMMON SHARES OUTSTANDING ON OCTOBER 31, 2003: 59,325,251

AFFYMETRIX, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AFFYMETRIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

(UNAUDITED)

	September 30, 2003	December 31, 2002
		(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$50,387	$67,888
Available-for-sale securities	279,150	293,570
Accounts receivable, net	55,198	65,986
Inventories	24,042	26,739
Prepaid expenses and other current assets	4,250	3,770
Total current assets	413,027	457,953
Property and equipment, net	63,499	72,836
Acquired technology rights, net	28,362	23,039
Goodwill	18,601	18,601
Notes receivable from employees	1,589	1,674
Other assets	27,979	27,300
Total assets	$553,057	$601,403

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$53,714	$66,864
Deferred revenue—current portion	29,713	19,381
Common stock purchase rights	3,000	—
Other current liabilities	6,376	—
Total current liabilities	92,803	86,245
Deferred revenue—long-term portion	46,919	—
Other long-term liabilities	2,983	8,322
Convertible subordinated notes	267,460	368,900
Common stock purchase rights	—	3,000
Stockholders’ equity:
Common stock	591	585
Additional paid-in capital	363,758	355,515
Notes receivable from stockholders	(417)	(720)
Deferred stock compensation	(5,571)	(8,015)
Accumulated other comprehensive (loss) income	(800)	515
Accumulated deficit	(214,669)	(212,944)
Total stockholders’ equity	142,892	134,936
Total liabilities and stockholders’ equity	$553,057	$601,403

Note 1:          The condensed consolidated balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date included in the Company’s Form 10-K for the year ended December 31, 2002.

See accompanying notes.

AFFYMETRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Revenue:
Product sales	$57,467	$50,973	$153,441	$144,721
Product related revenue	13,625	11,961	41,992	34,069
Total product and product related revenue	71,092	62,934	195,433	178,790
Royalties and other revenue	2,349	4,971	8,194	16,331
Revenue from Perlegen Sciences	2,744	4,868	8,005	16,454
Total revenue	76,185	72,773	211,632	211,575
Costs and expenses:
Cost of product sales	22,393	20,942	56,210	60,298
Cost of product related revenue	2,304	1,287	6,805	3,657
Cost of revenue from Perlegen Sciences	2,744	4,868	8,005	16,454
Research and development	16,463	16,732	48,990	50,747
Selling, general and administrative	24,092	24,929	76,250	71,414
Amortization of deferred stock compensation	484	1,966	1,852	7,607
Amortization of purchased intangibles	281	282	844	844
Charge for acquired in-process research and development	—	—	10,096	—
Total costs and expenses	68,761	71,006	209,052	211,021
Income from operations	7,424	1,767	2,580	554
Interest income and other, net	2,403	3,982	10,765	10,289
Interest expense	(3,559)	(4,930)	(13,726)	(14,788)
Income (loss) before income taxes	6,268	819	(381)	(3,945)
Income tax provision	(466)	(200)	(1,344)	(601)
Net income (loss)	$5,802	$619	$(1,725)	$(4,546)

Basic and diluted net income (loss) per share	$0.10	$0.01	$(0.03)	$(0.08)

Shares used in computing basic net income (loss) per share	58,881	58,075	58,717	57,940

Shares used in computing diluted net income (loss) per share	60,485	59,539	58,717	57,940

See accompanying notes.

AFFYMETRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended September 30,
	2003	2002

Cash flows from operating activities:
Net loss	$(1,725)	$(4,546)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,978	16,267
Gain from the repurchase of convertible subordinated notes	(739)	—
Amortization of intangible assets	3,425	2,794
Amortization of investment premiums, net	2,056	1,952
Stock-based compensation	1,852	7,681
Realized gain on sales of investments/exchange of investments	(5,669)	(4,336)
Write down of equity investments	938	4,418
Amortization of debt offering costs	1,184	1,324
Accretion of interest on notes receivable from stockholders	(147)	(64)
Loss on disposal of equipment	405	38
Changes in operating assets and liabilities:
Accounts receivable, net	10,788	(12,723)
Inventories	2,697	1,520
Prepaid expenses	(756)	(1,150)
Other current assets	276	(112)
Other assets	(4,761)	(821)
Accounts payable and accrued liabilities	(12,687)	(1,542)
Deferred revenue	57,251	1,451
Other long-term liabilities	(339)	—
Net cash provided by operating activities	71,027	12,151
Cash flows from investing activities:
Capital expenditures	(8,046)	(17,234)
Purchases of available-for-sale securities	(412,822)	(328,925)
Proceeds from the sale and maturity of available-for-sale securities	430,705	438,735
Purchase of non-marketable equity investment	(1,000)	(1,000)
Purchase of option to license technology	(3,000)	—
Purchase of technology rights	(2,903)	(5,255)
Net cash provided by investing activities	2,934	86,321
Cash flows from financing activities:
Issuance of common stock	8,947	2,013
Repayment of notes receivable from stockholder	344	—
Repurchase of convertible subordinated notes	(100,701)	—
Net cash (used in) provided by financing activities	(91,410)	2,013
Effect of exchange rate changes on cash	(52)	(511)
Net (decrease) increase in cash and cash equivalents	(17,501)	99,974
Cash and cash equivalents at beginning of period	67,888	58,795
Cash and cash equivalents at end of period	$50,387	$158,769

See accompanying notes.

AFFYMETRIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

(UNAUDITED)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements include the accounts of Affymetrix, Inc. (“Affymetrix” or the “Company”) and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Certain amounts presented in the comparative financial statements for prior periods have been reclassified to conform to the current period’s presentation.

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Revenue Recognition

Product Sales

Product sales as well as revenues from Perlegen Sciences, include sales of GeneChip® probe arrays and related instrumentation. Probe array and instrumentation revenues are recognized when earned, which is generally upon shipment and transfer of title to the customer and fulfillment of any significant post-delivery obligations. Reserves are provided for anticipated warranty expenses at the time the associated revenue is recognized.

Product Related Revenue

Product related revenue includes subscription fees earned under EasyAccess™ agreements; license fees, milestones and royalties earned from collaborative product development and supply agreements; service revenue; revenue from custom probe array design fees; and software revenue.

Revenue from subscription fees earned under EasyAccess™ agreements is recorded ratably over the related supply term.

The Company enters into collaborative arrangements which generally include a research and product development phase and a manufacturing and product supply phase. These arrangements may include up-front nonrefundable license fees, milestones, the rights to royalties based on the sale of final product by the partner, product supply agreements and distribution arrangements.  In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides guidance on accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The Company adopted the provisions of EITF 00-21 prospectively for revenue arrangements with multiple deliverables signed subsequent to June 30, 2003.  The adoption of EITF 00-21 did not have a material impact on the Company’s results of operation or financial condition.

In accordance with EITF 00-21, the Company allocates revenue for transactions or collaborations that include multiple elements to each unit of accounting based on its relative fair value, and recognizes revenue for each unit of accounting when the revenue recognition criteria have been met. The price charged when the element is sold separately generally determines fair value. In the absence of fair value of a delivered element, the Company allocates revenue first to the fair value of the undelivered elements and the residual revenue to the delivered elements. The Company recognizes revenue for delivered elements only when undelivered elements are not essential to the functionality of delivered elements and the fair value for all undelivered elements is known.  If the fair value of any undelivered element included in bundled license and product arrangements cannot be objectively determined, revenue is deferred until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements.

Any up-front, nonrefundable payments from collaborative product development agreements are recognized over the research and product development period, and at-risk substantive based milestones are recognized when earned.  Any payments received which are not yet earned are included in deferred revenue.

Revenue related to extended warranty arrangements is deferred and recognized over the applicable periods. Revenue from custom probe array design fees associated with the Company’s GeneChip® CustomExpress™ and CustomSeq™ products are recognized when the associated products are shipped. In 2002, custom probe array design fees were included in research revenue based on the fact that the Company had not fully commercialized this product offering.

Royalties and Other Revenue

Royalties and other revenue include royalties earned from third party license agreements and research revenue which mainly consists of amounts earned under government grants. Additionally, other revenue includes fees earned through the license of the Company’s intellectual property. In 2002, research revenue also included custom probe array design fees.

Royalty revenues are earned from the sale of products by third parties who have been licensed under the Company’s intellectual property portfolio. Revenue from minimum royalties is amortized over the term of the creditable royalty period.  Any royalties received outside of the minimum royalty payment are recognized under the terms of the related agreement, generally upon notification of manufacture or shipment of a product by a licensee.

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

Derivative Instruments

The Company has international operations and during the normal course of business is exposed to foreign currency exchange risks as a result of transactions that are denominated in currencies other than the United States dollar. During the quarter ended March 31, 2003, the Company began entering into foreign currency forward contracts to manage a portion of the volatility of transactions that are denominated in foreign currencies. The Company’s foreign currency forward contracts are entered into for periods consistent with the related underlying exposures and do not constitute positions that are independent of those exposures. In addition, the Company does not enter into foreign currency forward contracts for trading or speculative purposes, is not party to any leveraged derivative instrument, and may only enter into derivative agreements with highly rated counterparties.

The foreign currency forward contracts used by the Company are generally short-term in nature. The effect of exchange rate changes on forward exchange contracts is expected to offset the effect of exchange rate changes on the underlying hedged items. For these contracts, unrealized gains or losses from the effective portion of the hedge is reported as a component of other comprehensive income in stockholders’ equity and is reclassified using the specific identification method into earnings in the same period or periods in which the hedged transaction affects earnings, and within the same consolidated statement of operations line item. The gain or loss from the ineffective portion of the hedge in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in interest income and other, net during the period of change. Net realized foreign currency gains and losses related to the foreign currency forward contracts were not material for the three months ended September 30, 2003, and $0.4 million for the nine months ended September 30, 2003.

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the period less the weighted-average number of shares of common stock subject to the Company’s right of repurchase. Diluted net income (loss) per share gives effect to dilutive stock options and warrants (calculated based on the treasury stock method) and dilutive convertible debt (calculated on an as-if-converted basis). The calculation of diluted net loss per share excludes shares of potential common stock if their effect is anti-dilutive.

The following table sets forth the computation of the weighted-average shares used in the basic and diluted net income (loss) per share calculations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Weighted-average shares outstanding	58,983	58,247	58,829	58,134
Less: Weighted-average shares of common stock subject to repurchase	(102)	(172)	(112)	(194)
Weighted-average shares used in computing basic net income (loss) per share	58,881	58,075	58,717	57,940
Weighted-average effect of dilutive securities:
Options	1,568	1,436	—	—
Warrants	36	28	—	—
Weighted average shares used in computing diluted net income (loss) per share	60,485	59,539	58,717	57,940

The anti-dilutive securities excluded from the weighted average shares outstanding, on an actual outstanding basis, were as follows (in thousands):

	September 30,
	2003	2002

Options and warrants	10,076	9,067
Convertible subordinated notes	2,689	3,803
Common stock subject to repurchase	91	145

Stock-Based Compensation

At September 30, 2003, the Company has six stock-based employee and non-employee director compensation plans, which are more fully described in the Company’s 2002 Annual Report on Form 10-K. The Company has elected to continue to follow the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, and related interpretations for these plans. During the three month periods ended September 30, 2003 and September 30, 2002 and the nine month period ended September 30, 2003, no employee stock-based compensation cost is reflected in net income (loss), as all options granted to employees under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant in accordance with the Statement of Financial Accounting Standards No. 148 (“SFAS 148”) “Accounting For Stock-Based Compensation—Transition and Disclosure”. During the nine month period ended September 30, 2002, employee-based stock compensation expense, included in net loss—as reported, related to the modification of certain previously granted awards.

The following table illustrates the effect on net income (loss) and related per share amounts as if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123 (“SFAS 123”) “Accounting For Stock Based Compensation”, as amended by SFAS 148, to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net income (loss)—as reported	$5,802	$619	$(1,725)	$(4,546)
Add: Stock-based employee compensation expense included in reported net income (loss)	—	—	—	1,605
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(6,176)	(10,079)	(21,617)	(32,191)
Pro forma net loss	$(374)	$(9,460)	$(23,342)	$(35,132)

Income (Loss) per share:
Basic and diluted net income (loss) per share-as reported	$0.10	$0.01	$(0.03)	$(0.08)

Basic and diluted net loss per share-pro forma	$(0.01)	$(0.16)	$(0.40)	$(0.61)

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires an investor who is the primary beneficiary of a variable interest entity (VIE) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after December 15, 2003, as amended. The provisions of FIN 46 are effective immediately for all arrangements entered into with new VIEs created after January 31, 2003. The complete adoption of FIN 46 did not have a material impact on the Company’s results of operations or financial condition.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material effect on the Company’s results of operations or financial condition.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to any existing financial instruments effective July 1, 2003. The adoption of SFAS 150 did not have a material effect on the Company’s results of operations or financial condition.

NOTE 2—PRODUCT SALES AND PRODUCT RELATED REVENUE

The components of product sales are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Probe arrays and related supplies	$39,384	$38,226	$112,082	$109,308
Instruments	18,083	12,747	41,359	35,413
Total product sales	$57,467	$50,973	$153,441	$144,721

The components of product related revenue are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Subscription fees	$5,984	$8,230	$19,537	$23,933
Service and other	4,059	3,731	12,917	10,136
License fees and milestone revenue	3,582	—	9,538	—
Total product related revenue	$13,625	$11,961	$41,992	$34,069

NOTE 3—COLLABORATIVE AGREEMENTS

The Company has agreements with many entities to develop and test probe arrays for the detection of certain gene sequences, mutations or organisms. Under such agreements, the Company may receive development fees and may also receive payments upon achievement of certain technical goals.

F. Hoffmann-La Roche Ltd. (“Roche”)

In February 1998, Affymetrix entered into a non-exclusive collaborative development agreement with Roche to initially develop probe array-based diagnostic products. Under the terms of the agreement the parties are collaborating to develop mutually agreed upon arrays directed to selected genes, as well as associated instrumentation and reagents. In January 2003, the Company expanded its collaboration with Roche by granting Roche access to its GeneChip® technologies to develop and commercialize GeneChip® laboratory tests for DNA analysis, genotyping and resequencing applications, as well as for RNA expression analysis, in a broad range of human disease areas. Using Affymetrix’ GeneChip® technologies, Roche is seeking to develop and market tests for diseases such as cancer, osteoporosis, cardiovascular, metabolic, infectious and inflammatory diseases. Under the terms of the collaborative agreement, Roche paid Affymetrix an up-front, nonrefundable license fee of $70.0 million. Affymetrix is recognizing this amount as a component of product related revenue over the research and product development phase which is expected to approximate five years. The agreement, which is subject to Roche’s option to terminate on December 31, 2007 or any time on or after June 2, 2013, with one year’s prior notice, includes a broad range of other compensation payable by Roche to Affymetrix throughout the life of the agreement based on annual royalties on sales of diagnostic kits, milestone payments for technical and commercial achievements, a manufacturing and supply agreement, and related license installments. For the three and nine month periods ended September 30, 2003, the Company has recognized license fees of $3.6 million and $9.5 million, respectively, under this agreement which are included in product related revenue.

NOTE 4—INVENTORIES

Inventories consist of the following (in thousands):

	September 30, 2003	December 31, 2002

Raw materials	$10,130	$8,023
Work-in-process	4,266	2,597
Finished goods	9,646	16,119
Total	$24,042	$26,739

NOTE 5—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

	September 30, 2003	December 31, 2002

Accounts payable	$11,569	$15,174
Accrued compensation and related liabilities	16,939	16,687
Accrued interest on convertible subordinated notes	982	5,789
Accrued sales and use tax	4,995	3,135
Accrued legal expenses	2,957	2,897
Accrued royalties payable	10,817	15,645
Other	5,455	7,537
Total	$53,714	$66,864

NOTE 6—COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net income (loss)	$5,802	$619	$(1,725)	$(4,546)
Foreign currency translation adjustment	8	(160)	(52)	(511)
Unrealized loss on equity investment	—	(607)	—	(4,811)
Non-cash write down of equity investment due to an other than temporary decline in fair value	442	607	938	3,796
Unrealized loss on available-for-sale securities	(1,395)	(591)	(350)	(3,927)
Unrealized loss on hedging contracts	(508)	—	(913)	—
Comprehensive income (loss)	$4,349	$(132)	$(2,102)	$(9,999)

NOTE 7—PERLEGEN SCIENCES, INC.

In October 2000, Affymetrix formed Perlegen Sciences, Inc. (“Perlegen”) as a wholly-owned subsidiary. In connection with the formation of Perlegen, the Company contributed to Perlegen the rights to use certain intellectual property with no cost basis and we have rights to use and commercialize certain data generated by Perlegen in the array field. From Perlegen’s inception through March 30, 2001 the operating results of Perlegen were consolidated into the Company’s financial statements. On March 30, 2001, Perlegen completed a private financing with outside investors raising approximately $100.0 million, which reduced our ownership position in Perlegen to approximately 53%. Two of the outside investors in this financing included trusts of which two of the Company’s current directors are trustees. The investments by these trusts represented less than $0.6 million of the total financing for Perlegen. In connection with Perlegen’s March 30, 2001 financing, the Company, and certain of its affiliates, including its chief executive officer Stephen P.A. Fodor, placed a portion of its collective holdings (approximately 8%) into an irrevocable voting trust, relinquishing certain voting rights and, as such, the Company relinquished control of Perlegen. Under the terms of the voting trust, the trustee, U.S. Bank Corp. (formerly State Street Bank and Trust Company of California), was required to vote the shares held in the trust on all matters subject to shareholder vote in proportion to the votes of all non-Affymetrix shareholders.

On January 9, 2003, the Company entered into an agreement with Perlegen to license certain Perlegen technologies that are expected to accelerate the Company’s plan to design and commercialize microarrays for whole genome and candidate region DNA analysis. In addition to broadening the Company’s access to Perlegen technologies, this licensing agreement advances by approximately three years the Company’s prior commercialization rights to the Perlegen single nucleotide polymorphism (SNP) database for development of chip-based products. Under the terms of the licensing agreement, the Company paid Perlegen a total of $15.0 million in cash and granted Perlegen a $3.0 million credit which will be applied against the margin on the Company’s future sales of chips to Perlegen. As of September 30, 2003, Perlegen has used approximately $2.1 million of the credit. This credit expires three years from the effective date of the agreement. This new agreement also eliminates any future royalty obligations for array products that the Company commercializes based on information contained in Perlegen’s SNP database. Affymetrix engaged an independent third party to conduct a valuation analysis of the licenses acquired. Based upon that independent valuation, Affymetrix recorded a charge of approximately $10.1 million related to in-process research and development in the first quarter of 2003. The remaining $4.9 million was recorded as an intangible asset and is being amortized over the useful lives of the various components of the asset ranging from six to ten years.

The charge associated with licensing the Perlegen SNP database was included in acquired in-process research and development in the consolidated statement of operations as the database has no alternative future use to Affymetrix. Specifically, the database contains over one million SNPs and will be used in the Company’s research and development program to develop high quality, high density DNA analysis microarray products. The value of the SNP database license was determined by estimating the net present value of future cash flows expected from the sale of DNA analysis products developed from this database using a present value discount rate of 30%, which is based on Affymetrix’ weighted cost of capital adjusted for the risks associated with the in-process research project in which the SNP database content will be used. Upon entering into this license agreement in January 2003, the Company’s DNA analysis development program was approximately 33% complete.

The estimates used by the Company in valuing the licensed technologies were based upon assumptions the Company believes to be reasonable but which are inherently uncertain and unpredictable. The Company’s assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the projected results.

On January 27, 2003, Perlegen announced that it completed the first closing of a private financing round, raising an aggregate of approximately $30.2 million. The terms of the voting trust allow it to be terminated once Affymetrix’ and its affiliates cease to own 45% or more of the voting securities of Perlegen. As a result of this financing, the Company’s collective equity ownership in Perlegen (including that of its affiliates) was reduced to approximately 43%. Accordingly, following Perlegen’s January 27, 2003 financing, the voting trust has been terminated. In connection with Perlegen’s January 27, 2003 financing, the Company agreed to have the right to designate two members of Perlegen’s Board of Directors which shall consist of not more than seven members. Previously, the Company had the right to designate three of the seven members of Perlegen’s Board. The Company’s two current designees to Perlegen’s Board are also members of the Company’s Board of Directors.

The Company accounted for its ownership interest in Perlegen using the equity method as the Company and its affiliates do not control the strategic, operating, investing and financing activities of Perlegen. As the Company’s investment in Perlegen has no basis for accounting purposes under generally accepted accounting principles, the Company has not recorded any proportionate share of Perlegen’s operating losses in its financial statements since the completion of Perlegen’s initial financing.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after December 15, 2003, as amended. Based on the application of FIN 46, the Company concluded that Perlegen is a VIE in which it holds a variable interest, and that the Company is not the primary beneficiary. Accordingly, no change in accounting is appropriate and the Company will continue to account for its ownership in Perlegen under the equity method as described in the preceding paragraph.

At September 30, 2003 and December 31, 2002, the amounts due from Perlegen were $2.9 million and $8.8 million, respectively, and have been included in accounts receivable in the accompanying condensed consolidated balance sheets. Amounts due from Perlegen are payable to the Company on its normal commercial terms. The Company has no obligations to provide funding to Perlegen nor does it guarantee or otherwise have any obligations related to the liabilities or results of operations of Perlegen or its investors.

NOTE 8 — ARRAY AUTOMATION, LLC

The Company is currently a partner in Array Automation, LLC (“AAL”), a joint venture with Beckman Coulter, Inc. (“BCI”).  In July 1998, the Company entered into an asset purchase agreement with BCI.  As part of the asset purchase agreement, the Company agreed to establish a joint venture with BCI.  AAL was incorporated in July 2003, with the primary purpose of product research and development in the field of non-photolithographic arrays of polynucleotide sequences and instruments.  In accordance with the agreement between the Company and BCI, 100% of the losses generated by AAL are allocated to BCI. Net income generated by AAL, if any, is allocated 51% to the Company and 49% to BCI, after BCI has recovered all of the cumulative losses it has recorded.

Based on the application of FIN 46, the Company has concluded that AAL is a VIE and it is not the primary beneficiary. Accordingly, the Company will account for its investment in AAL as an equity investment. Since the cost basis of the Company’s assets contributed to AAL were of zero value, the Company’s investment in AAL is also recorded at zero value.   If AAL is terminated with a cumulative deficit, the Company is not obligated to fund any losses.  In addition, the Company does not have any obligation to provide funding to AAL, guarantee or otherwise have any obligations related to the liabilities of AAL or its investors.

NOTE 9—CONVERTIBLE SUBORDINATED NOTES

During the nine months ended September 30, 2003, the Company repurchased $53.4 million principal amount of its 4.75% convertible subordinated notes due in 2007 and $48.0 million principal amount of its 5.0% convertible subordinated notes due in 2006. In connection with these transactions, the Company recognized a gain of $0.7 million. A charge of approximately $1.7 million was recorded to interest income and other, net for the unamortized issuance costs associated with the repurchased notes.

NOTE 10—INTANGIBLE ASSETS

Acquired technology rights are comprised of licenses to technology covered by third party patents and are amortized over the expected useful life of the underlying patents, which range from one to fifteen years. Accumulated amortization of these rights amounted to $7.1 million and $5.3 million at September 30, 2003 and December 31, 2002, respectively.

The expected future annual amortization expense of our acquired technology rights and other intangible assets is as follows (in thousands):

For the Year Ending December 31,	Amortization Expense

2003, remainder thereof	$1,053
2004	3,477
2005	3,460
2006	3,443
2007	3,443
Thereafter	13,486
Total expected future amortization	$28,362

NOTE 11—LEGAL PROCEEDINGS

General

Affymetrix has been in the past and continues to be a party to litigation which has consumed and may in the future continue to consume substantial financial and managerial resources and which could adversely affect its business, financial condition and results of operations. If in any pending or future intellectual property litigation involving Affymetrix or its collaborative partners, the Company is found to have infringed the valid intellectual property rights of third parties, the Company, or its collaborative partners, could be subject to significant liability for damages, could be required to obtain a license from a third party, which may not be available on reasonable terms or at all, or could be prevented from manufacturing and selling its products. In addition, if the Company is unable to enforce its patents and other intellectual property rights against others, or if its patents are found to be invalid or unenforceable, third parties may more easily be able to introduce and sell DNA array technologies that compete with the Company’s GeneChip® technology, and its competitive position could suffer. Affymetrix expects to devote substantial financial and managerial resources to protect its intellectual property rights and to defend against the claims described below as well as any future claims asserted against them. Further, because of the substantial amount of discovery required in connection with any litigation, there is a risk that confidential information could be compromised by disclosure.

Applera Corporation Litigation

On July 5, 2000, Applera Corporation and related corporate plaintiffs (“Applera”) filed a lawsuit in the United States District Court for the District of Delaware alleging that certain of the Company’s products infringe five Applera patents related to processes for making oligonucleotides and reagents that the Company purchased from Applera licensed vendors. Applera served Affymetrix with the complaint on October 16, 2000. On January 30, 2001, Affymetrix filed a motion to dismiss Applera’s lawsuit pending in Delaware for lack of subject matter jurisdiction. On January 25, 2001, Affymetrix filed a declaratory judgment action against Applera in the United States District Court for the Southern District of New York seeking, among other things, a declaration that the Company has not infringed any of Applera’s subject patents, which lawsuit was stayed by the Court in New York pending the Delaware Court’s ruling on the aforementioned motion to dismiss. On September 27, 2001, the District Court for the District of Delaware granted the Company’s motion to dismiss for lack of subject matter jurisdiction. On October 3, 2001, the New York Court restored the New York case to active status.

On April 17, 2002, the New York Court heard oral arguments on Applera’s motions to bifurcate or dismiss certain of Affymetrix’ claims, including claims of breach of contract and antitrust violations by Applera.  On May 24, 2002, the Court rejected Applera’s motion to dismiss Affymetrix’ breach of contract and antitrust claims and agreed to bifurcate and stay discovery on antitrust issues as well as on all damages issues. Following the Court’s order, on June 6, 2002, Applera filed its counterclaim in the New York case alleging infringement of four of the five patents originally asserted in the Delaware action. Affymetrix filed a motion seeking summary judgment that the last to expire of Applera’s subject patents had, in fact, expired as a matter of law in 2001 in accordance with a terminal disclaimer that had been filed in the Patent Office during prosecution of that patent. On December 24, 2002, the court granted Affymetrix’ motion. As a result of the Court’s ruling, it is now clear that all of the patents asserted by Applera have expired. Affymetrix has filed three motions for summary judgment that the Applera patents are unenforceable due to inequitable conduct before the U.S.P.T.O. and that certain of the Applera patent claims are invalid for anticipation and inoperability. The motions have been fully briefed and have yet to be scheduled for argument. Fact discovery is closed and expert discovery is stayed pending the resolution of these motions. No trial date has been set in this matter.

Affymetrix believes that Applera’s claims are without merit and that all of Applera’s patents subject to this litigation have now expired. However, Affymetrix cannot be sure that it will prevail in these matters. Affymetrix’ failure to successfully defend against Applera’s allegations could result in a material adverse effect on its business, financial condition and results of operations.

Purported Shareholder Class Action Lawsuits

On April 10, 2003, two individuals filed a purported shareholder class action lawsuit under the federal securities laws in the United States District Court for the Northern District of California. The defendants in this case include the Company, three of its executive officers and one outside director. The lawsuit relates to Affymetrix’ January 29, 2003 announcement of its financial expectations for 2003 and subsequent announcement on April 3, 2003, updating its financial guidance for the first quarter of 2003. The lawsuit alleges, among other things, that Affymetrix’ January 29, 2003 financial guidance was misleading and GlaxoSmithKline plc sold Affymetrix shares during the first quarter of 2003 while in possession of material nonpublic information. On June 10, 2003, the plaintiffs in this action filed a notice of voluntary dismissal of the lawsuit without prejudice, and the Court granted the dismissal by order dated June 12, 2003.

On May 20, 2003, two other individuals filed a second purported shareholder class action lawsuit in the United States District Court for the Northern District of California that is substantively identical to the one filed on April 10, 2003. The second lawsuit alleges the same claims against the same defendants on behalf of the same purported class of shareholders (those who purchased securities of Affymetrix between January 29, 2003 and April 3, 2003) as the earlier-filed lawsuit.  This case is still in the pleading stage.  On September 5, 2003, the Court granted the plaintiffs’ unopposed motion for appointment of themselves as lead plaintiffs and approved their selection of lead counsel for the purported class.  The plaintiffs filed an amended complaint on November 7, 2003.  The defendant’s motion to dismiss the amended complaint is due on or before December 22, 2003.

Affymetrix believes that the claims set forth in the purported class action lawsuit are without merit. However, Affymetrix cannot be sure that it will prevail in these matters. Affymetrix’ failure to successfully defend itself against these allegations could result in a material adverse effect on its business, financial condition and results of operations.

Multilyte Litigation

Multilyte Ltd., a British corporation (“Multilyte”), and Affymetrix have commenced legal proceedings in United States, United Kingdom and German courts to address allegations made by Multilyte that Affymetrix infringes certain patents owned by Multilyte (the “Multilyte patents”) by making and selling the GeneChip® DNA microarray products.

In the actions pending in Germany, on July 18, 2003, Multilyte filed proceedings in the state court of Dusseldorf, alleging infringement of the Multilyte patents.  On October 16, 2003, the Dusseldorf court held its first hearing in the case and ruled that the case be divided into two formally separate cases (one dealing with European patent EP 0 134 215 and the other with European patent EP 0 304 202).  In a separate action in Germany, on October 15, 2003, the Company commenced nullity proceedings in German Federal Patent Court in Munich alleging that the German part of Multilyte’s two European patents are invalid.  No trial dates have been set in these matters.

In the action pending in the U.K., on August 14, 2003, the Company commenced proceedings in the English High Court seeking a declaratory judgment that the Multilyte patents are not infringed and are invalid.  On September 25, 2003, Multilyte counterclaimed in the U.K. proceedings, alleging that Affymetrix infringed the Multilyte patents in the U.K. and claiming damages, an injunction and legal costs.  The English High Court has directed that the issues of whether the Multilyte patents are valid and whether they have been infringed by Affymetrix are to be heard together.  The English High Court also directed that the trial of the action be scheduled for the first available date after June 14, 2004.

In the action pending in the U.S., on August 13, 2003, the Company commenced proceedings in the United States District Court for the Northern District of California seeking a declaratory judgment that eight Multilyte patents are not infringed and are invalid.  Multilyte has agreed that Affymetrix does not infringe five of the eight named patents.  On October 24, 20003, Affymetrix filed an amended complaint seeking a declaratory judgment as to three of the original eight named patents - U.S. Patents 5,432,099, 5,599,720 and 5,807,755.  On November 12, 2003, Multilyte filed an answer to Affymetrix' complaint for declaratory judgment and asserted counterclaims against Affymetrix alleging infringement of the three patents named by Affymetrix in its complaint.  Multilyte also filed a motion to stay the U.S. action due to its voluntary submission of the three patents in suit to the United States Patent and Trademark Office for voluntary re-examination.  Typically, reexamination proceedings take at least 12 months.  During such proceedings, the patents may not be asserted against Affymetrix.  An initial status conference is currently set in December 2003.  No trial date has been set in this matter.

The Company believes that Multilyte’s claims are without merit and has filed the declaratory judgment and nullity actions to protect its interests. However, the Company cannot be sure that it will prevail in these matters. Affymetrix’ failure to successfully defend against these allegations could result in a material adverse effect on its business, financial condition and results of operations.

Enzo Litigation

On October 28, 2003, Enzo Life Sciences, Inc., a wholly-owned subsidiary of Enzo Biochem, Inc., (collectively “Enzo”) filed a complaint against the Company in the United States District Court for the Eastern District of New York for breach of contract, injunctive relief and declaratory judgment.  The Enzo complaint relates to a 1998 distributorship agreement with Enzo under which Affymetrix served as a non-exclusive distributor of certain reagent labeling kits supplied by Enzo.  In its complaint, Enzo seeks monetary damages and an injunction against Affymetrix from using, manufacturing or selling Enzo products and from inducing collaborators and customers to use Enzo products in violation of the 1998 agreement.  Enzo also seeks the transfer of certain Affymetrix patents to Enzo.  In connection with its complaint, Enzo provided the Company with notice of termination of the 1998 agreement effective on November 12, 2003.

                On November 10, 2003, Affymetrix filed a complaint against Enzo in the United States District Court for the Southern District of New York for declaratory judgment, breach of contract and injunctive relief relating to the 1998 agreement.  In its complaint, Affymetrix alleges that Enzo has engaged in a pattern of wrongful conduct against Affymetrix and other Enzo labeling reagent customers by, among other things, asserting improperly broad rights in its patent portfolio, improperly using the 1998 agreement and distributorship agreements with others in order to corner the market for non-radioactive labeling reagents, and improperly using the 1998 agreement to claim ownership rights to Affymetrix’ proprietary technology.  Affymetrix seeks declarations that it has not breached the 1998 agreement, that it is entitled to sell its remaining inventory of Enzo reagent labeling kits, and that nine Enzo patents that are identified in the 1998 agreement are invalid and/or not infringed by Affymetrix.  Affymetrix also seeks damages and injunctive relief to redress Enzo’s alleged breaches of the 1998 agreement, its alleged tortious interference with Affymetrix’ business relationships and prospective economic advantage, and Enzo’s alleged unfair competition.  Affymetrix has filed a notice of related case stating that its complaint against Enzo is related to the complaints already pending in the Southern District of New York against eight other former Enzo distributors.  Affymetrix has also filed a motion to transfer Enzo's Eastern District of New York complaint to the Southern District of New York.

                Neither party has answered the others complaint. There are no trial dates in these actions.

                Affymetrix believes that the claims set forth in Enzo’s complaint are without merit and has filed the action in the Southern District of New York to protect its interests.   However, Affymetrix cannot be sure that it will prevail in these matters. Affymetrix’ failure to successfully defend itself against these allegations could result in a material adverse effect on its business, financial condition and results of operation.

Administrative Litigation and Proceedings

The Company’s intellectual property is expected to be subject to significant additional administrative and litigation actions. For example, in Europe and Japan, third parties are expected to oppose significant patents that the Company owns or controls. Currently, Multilyte Ltd. and ProtoGene Laboratories, Inc. are parties that have filed oppositions against Affymetrix’ EP 0-619-321 patent in the European Patent Office, and PamGene B.V. has filed an opposition against Affymetrix’ EP 0-728-520. Also, Abbott Laboratories, Applera, Clondiag and CombiMatrix are parties in opposition against Affymetrix’ EP 0-834-575. Abbott Laboratories, CombiMatrix, PamGene B.V., Applera and Dr. Peter Schneider have filed oppositions against Affymetrix’ EP 0-834-576. CombiMatrix has filed an opposition against EP 0-695-941. These procedures will result in the patents being either upheld in their entireties, allowed to issue in amended form in designated European countries, or revoked.

Further, in the United States, Affymetrix expects that third parties will continue to “copy” the claims of its patents in order to provoke interferences in the United States Patent & Trademark Office, and Affymetrix may copy the claims of others. These proceedings could result in the Company’s patent protection being significantly modified or reduced, and could result in significant costs and consume substantial managerial resources.

At this time, the Company cannot determine the outcome of any of the matters described above.

NOTE 12—COMMITMENTS

Product Warranty

The Company provides for anticipated warranty costs at the time the associated revenue is recognized. Product warranty costs are estimated based upon the Company’s historical experience and the warranty period. Information regarding the changes in the Company’s product warranty liability for the nine months ended September 30, 2003 was as follows (in thousands):

Balance at December 31, 2002	$1,924
New warranties issued	420
Repairs and replacements	(601)
Balance at March 31, 2003	$1,743
New warranties issued	1,015
Repairs and replacements	(385)
Balance at June 30, 2003	$2,373
New warranties issued	1,234
Repairs and replacements	(788)
Balance at September 30, 2003	$2,819

Extension of Credit

In July 2001, the Company made an extension of credit to an executive of the Company of up to $1.2 million. Proceeds from the extension of credit may be drawn in one lump-sum or in periodic draws. As of September 30, 2003, no amounts under the extension of credit were drawn. Any amounts drawn from the extension of credit would be due on the earliest of four years from when the extension of credit is drawn upon or when the executive leaves the Company. Interest would accrue at the IRS imputed rate of interest and is payable after two years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2003 and for the three and nine month periods ended September 30, 2003 and 2002 should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2002.

All statements in this quarterly report that do not discuss past results are forward-looking statements. Forward-looking statements are based on management’s current expectations and are therefore subject to certain risks and uncertainties, including those discussed under the section titled “Risk Factors” included in this report. Specific uncertainties which could cause our actual results to differ materially from those projected include, but are not limited to, risks of our ability to achieve and sustain higher levels of revenue, higher gross margins, reduced operating expenses, market acceptance, personnel retention, uncertainties relating to the length and severity of the current global economic weakness, the reduction in overall capital spending, changes in government funding policies, unpredictable fluctuations in quarterly revenues, uncertainties related to cost and pricing of Affymetrix products, dependence on collaborative partners, uncertainties relating to sole source suppliers, uncertainties relating to FDA, and other regulatory approvals, competition, the risk of customers’ resources being shifted from discovery research to late stage development, risks relating to intellectual property of others and the uncertainties of patent protection and litigation.

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

We have incurred losses each year since our inception, including a net loss of approximately $1.7 million during the nine months ended September 30, 2003 and, as of such date, had an accumulated deficit of approximately $214.7 million. Our losses have resulted principally from costs incurred in research and development, manufacturing and from selling, general and administrative costs associated with our operations, including the costs of patent related litigation. These costs have exceeded our revenues and interest income, which to date have been generated principally from product sales, product related revenue, technology access and other license fees, royalties, collaborative research and development agreements, and from interest earned on cash and investment balances. Our ability to generate significant revenues and become profitable is dependent in large part on our ability to expand our customer base, increase sales of our current products to existing customers, manage our expense growth, as well as our ability to enter into additional supply, license and collaborative arrangements and on our ability and that of our collaborative partners to successfully manufacture and commercialize products incorporating our technologies in new applications and in new markets.

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

 F. Hoffmann-La Roche Ltd.

In January 2003, we expanded our collaboration with Roche by granting Roche access to our GeneChip® technologies to develop and commercialize GeneChip® laboratory tests for DNA analysis, genotyping and resequencing applications, as well as for RNA expression analysis, in a broad range of human disease areas. Using our GeneChip® technologies, Roche is seeking to develop and market tests for diseases such as cancer, osteoporosis, cardiovascular, metabolic, infectious and inflammatory diseases. Under the terms of the collaborative agreement, Roche paid us an up-front, nonrefundable license fee of $70.0 million. We are recognizing this amount as a component of product related revenue over the research and product development phase which is expected to approximate five years. The agreement, which is subject to Roche’s option to terminate on December 31, 2007 or any time on or after June 2, 2013, with one year’s prior notice, includes a broad range of other compensation payable by Roche to us throughout the life of the agreement based on annual royalties on sales of diagnostic kits, milestone payments for technical and commercial achievements, a manufacturing and supply agreement, and related license installments.

 Perlegen Sciences, Inc.

On January 9, 2003, we entered into an agreement with Perlegen to license certain Perlegen technologies that are expected to accelerate our plan to design and commercialize microarrays for whole genome and candidate region DNA analysis. In addition to broadening our access to Perlegen technologies, this licensing agreement advances by approximately three years our prior commercialization rights to the Perlegen single nucleotide polymorphism (SNP) database for development of chip-based products. Under the terms of the licensing agreement, we paid Perlegen a total of $15.0 million in cash and granted Perlegen a $3.0 million credit which will be applied against the margin on our future sales of chips to Perlegen. As of September 30, 2003, Perlegen has used approximately $2.1 million of the credit. This credit expires in three years. This new agreement also eliminates any future royalty obligations for array products that we commercialize based on information contained in Perlegen’s SNP database. We engaged an independent third party to conduct a valuation analysis of the licenses acquired. Based upon that independent valuation, we recorded a charge of approximately $10.1 million related to in-process research and development in the first quarter of 2003. The remaining $4.9 million was recorded as an intangible asset and will be amortized over the useful lives of the various components of the asset ranging from six to ten years.

On January 27, 2003, Perlegen announced that it completed the first closing of a private financing round raising an aggregate of approximately $30.2 million. As a result of this financing, our collective equity ownership in Perlegen (including that of its affiliates) was reduced to approximately 43%. The terms of the voting trust allow it to be terminated once we and our affiliates cease to own 45% or more of the voting securities of Perlegen. Accordingly, following Perlegen’s January 27, 2003 financing, the voting trust has been terminated. In connection with Perlegen’s January 27, 2003 financing, we agreed to have the right to designate two members of Perlegen’s Board of Directors which shall consist of not more than seven members. Previously, we had the right to designate three of the seven members of Perlegen’s Board. Our two current designees to Perlegen’s Board are also members of our Board of Directors. Based on the application of FIN 46, we concluded that Perlegen is a VIE in which we hold a variable interest, and that we are not the primary beneficiary. Accordingly, no change in accounting is necessary and we will continue to account for our ownership in Perlegen under the equity method as described in the preceding paragraph.

Results of Operations

Revenue

Amounts in 2002 have been reclassified to conform to the 2003 presentation, exclusive of revenue from Perlegen Sciences.

Three and Nine Months Ended September 30, 2003 and 2002

The components of product sales are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Probe arrays and related supplies	$39,384	$38,226	$112,082	$109,308
Instruments	18,083	12,747	41,359	35,413

Total product sales	$57,467	$50,973	$153,441	$144,721

Product Sales.  Product sales increased to $57.5 million for the three months ended September 30, 2003 compared to $51.0 million for the three months ended September 30, 2002. The increase was primarily due to growth in instrument revenue. The new GeneChip® Scanner 3000 and GeneChip® Fluidics Station 450 were launched in the first half of fiscal year 2003, resulting in an increasing number of customer upgrades of existing instruments through the third quarter. Unit sales of GeneChip® related supplies also increased during the quarter as a result of an expanded product offering and increased product acceptance.  Product sales increased to $153.4 million for the nine months ended September 30, 2003 compared to $144.7 million for the nine months ended September 30, 2002. The increase was primarily due to growth in instrument revenue related to sales of GeneChip® instrumentation upgrades along with growth in unit sales of GeneChip® related supplies. These increases were partially offset by a decrease in unit sales of our full GeneChip® instrument systems for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. Revenue from sales of probe arrays and related supplies increased to $39.4 million from $38.2 million for the three months ended September 30, 2003 and 2002, respectively. Revenue from sales of probe arrays and related supplies increased to $112.1 million from $109.3 million for the nine months ended September 30, 2003 and 2002, respectively. Revenue from sales of instruments increased to $18.1 million and $41.4 million for the three months and nine months ended September 30, 2003, respectively compared to $12.7 million and $35.4 million for the nine months ended September 30, 2002, respectively.

The components of product related revenue are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Subscription fees	$5,984	$8,230	$19,537	$23,933
Service and other	4,059	3,731	12,917	10,136
License fees and milestone revenue	3,582	—	9,538	—

Total product related revenue	$13,625	$11,961	$41,992	$34,069

Product Related Revenue.  Product related revenue increased to $13.6 million and $42.0 million for the three and nine months ended September 30, 2003, respectively, compared to $12.0 million and $34.1 million for the three and nine months ended September 30, 2002, respectively. The increase in product related revenue for the three and nine months was primarily due to an increase in license fees earned in connection with the Roche agreement signed in January 2003, an increase in service revenue associated with the continued growth in our installed base of equipment and the inclusion of custom probe array design fees in 2003 as a result of the full commercialization of our custom product offering. These increases were partially offset by a decrease in software revenue and a decrease in subscription fees earned under EasyAccess™ agreements as we transition customers to volume-based discounting on product sales. Subscription fee revenue decreased to $6.0 million and $19.5 million for the three and nine months ended September 30, 2003, respectively, compared to $8.2 million and $23.9 million for the three and nine months ended September 30, 2002, respectively. Service and other revenue, which primarily consists of service and software revenue in 2003 and 2002 and custom probe array design fees in 2003, increased to $4.1 million and $12.9 million for the three and nine months ended September 30, 2003, respectively, compared to $3.7 million and $10.1 million for the three and nine months ended September 30, 2002, respectively. Revenues from custom probe array design fees are reported in royalties and other revenue in 2002. License fees and milestone revenue, which consists of license fees earned in connection with the Roche agreement signed in January 2003, was $3.6 million and $9.5 million for the three and nine months ended September 30, 2003, respectively.

Royalties and Other Revenue.  Royalties and other revenue decreased to $2.3 million for the three months ended September 30, 2003 compared to $5.0 million for the three months ended September 30, 2002.  The decrease was primarily due to the reporting of custom probe array design fees as product related revenue starting in January 2003 due to the full commercialization of our custom product offering and a decline in royalties.  Royalties and other revenue decreased to $8.2 million for the nine months ended September 30, 2003, from $16.3 million for the nine months ended September 30, 2002. The decrease for the nine month period was primarily due to a decline in new license agreements and royalties, the recognition of approximately $1.8 million of deferred revenue in the second quarter of 2002 related to the early completion of a long-term contractual arrangement under which we had no further obligations and the reporting of custom probe array design fees as product related revenue starting in January 2003 due to the full commercialization of our custom product offering. The decrease was partially offset by increased research activity related to an existing grant.

Revenue From Perlegen Sciences, Inc.  Revenue from the sale of wafers to Perlegen, an affiliated party, decreased to $2.7 million and $8.0 million for the three and nine months ended September 30, 2003, respectively, compared to $4.9 million and $16.5 million for the three and nine months ended September 30, 2002, respectively. The decline was consistent with the decrease in Perlegen’s contractual obligations.

Cost of Product Sales and Cost of Product Related Revenue.  Cost of product sales increased to $22.4 million from $20.9 million for the three months ended September 30, 2003, and 2002 respectively.  The increase in cost of product sales was related to costs associated with the consolidation of our manufacturing, and with a decision to temporarily lower our production volumes to reduce finished goods inventory. For the nine months ended September 30, 2003, cost of product sales decreased to $56.2 million from $60.3 million for the nine months ended September 30, 2002. The decrease in cost of product sales for the nine months was primarily due to the lower cost of manufacturing our GeneChip® Scanner 3000, which was launched in the first quarter of 2003, compared to the cost of the GeneArray® Scanner 2500 which was purchased under a manufacturing supply agreement.  Cost of product related revenue increased to $2.3 million and $6.8 million for the three and nine months ended September 30, 2003, respectively, compared to $1.3 million and $3.7 million for the three and nine months ended September 30, 2002, respectively. The increase in cost of product related revenues for the three and nine months was primarily due to an increase in service costs associated with the growth in our installed base of equipment, and the inclusion of costs associated with our custom probe array design fees starting in January 2003 due to the full commercialization of our custom product offering. In 2002, the costs of custom probe array design fees were reported as research and development expense.  Gross margins on product and product related revenue improved to 65.3% for the three months ended September 30, 2003 compared to 64.7% for the three months ended September 30, 2002. For the nine months ended September 30, 2003, gross margins were 67.8% compared to 64.2% for the nine months ended September 30, 2002. Principal factors that favorably impacted gross margins in the three and nine month periods ended September 30, 2003 compared to 2002 include favorable changes in product sales mix, the lower costs of our GeneChip® Scanner 3000 and the recognition of license revenue from the Roche agreement signed in January 2003.  For the nine months ended September 30, 2003, the increase was partially offset by the costs associated with the consolidation of our manufacturing, and with a decision to temporarily lower our production volumes to reduce finished goods inventory.

Research and Development Expenses.  Research and development expenses, which primarily consist of basic research, product research and development and manufacturing process and development, decreased to $16.5 million and $49.0 million for the three and nine months ended September 30, 2003, respectively, compared to $16.7 million and $50.7 million for the three and nine months ended September 30, 2002, respectively. The decrease in research and development expenses for the three and nine months was primarily due to the reporting of the costs of custom probe array design fees as cost of product related revenue starting in January 2003 as a result of the full commercialization of our custom product offering and the decrease in product development costs associated with the release of two GeneChip® instrument systems. These decreases were partially offset by an increase in basic research. In 2002, costs of custom probe array design fees were reported as research and development expense.  Costs of custom probe array design fees were $3.0 million for the nine months ended September 30, 2002 and $1.5 million for the three months ended September 30, 2002.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased to $24.1 million compared to $24.9 million for the three months ended September 30, 2003 and 2002, respectively.  The decrease in selling, general and administrative expenses for the three months was primarily due to reduced general and administrative spending during the quarter offset by increased investments in our sales and support infrastructure in Japan.  For the nine months ended September 30, 2003, selling, general and administrative expenses increased to $76.2 million from $71.4 million for the nine months ended September 30, 2002.  The increase was primarily related to increased investments in our sales and support infrastructure in Japan and an increase in general legal expenses related to new license agreements. The increase was partially offset by the recovery of a $1.3 million amount receivable that was expensed in the second half of 2002. We expect legal costs to vary substantially as the intensity of legal activity changes. There can be no assurance that we have adequately estimated our exposure for potential damages associated with pending or future litigation.

Amortization of Deferred Stock Compensation.  Upon the acquisition of Neomorphic, Inc. in October 2000, the fair value of unvested common stock subject to restricted stock agreements and the intrinsic value of the unvested options held by Neomorphic employees were deducted from the purchase price and allocated to deferred stock compensation. The deferred stock compensation of $30.0 million is being amortized to compensation expense over the remaining vesting term, generally two to four years. The fair value of unvested Neomorphic, Inc. options held by non-employees was also deducted from the purchase price and is being periodically revalued as they vest in accordance with applicable accounting guidance. Stock compensation expense decreased to $0.5 million and $1.9 million for the three and nine months ended September 30, 2003, respectively, compared to $2.0 million and $7.6 million for the three and nine months ended September 30, 2002. In addition to the amortization of previously recorded deferred stock compensation for the nine months ended September 30, 2002, we also recorded a charge of $1.6 million in the first quarter of 2002 associated with certain options granted to one of our former officers whose employment status changed effective January 1, 2002.

Amortization of Purchased Intangibles.  During the three months ended September 30, 2003 and 2002, we incurred charges of $0.3 million for the amortization of purchased intangibles related to the acquisition of Neomorphic, Inc. During the nine months ended September 30, 2003 and 2002, we incurred charges of $0.8 million for the amortization of purchased intangibles related to the acquisition of Neomorphic, Inc.

Acquired In-process Research and Development.  During the nine months ended September 30, 2003, we recorded a charge of approximately $10.1 million related to acquired in-process research and development. The charge associated with licensing the Perlegen SNP database was included in acquired in-process research and development in the consolidated statement of operations as the database has no alternative future use to us. Specifically, the database contains over one million SNPs and will be used in our research and development program to develop high quality, high content DNA analysis microarray products. The value of the SNP database license was determined by estimating the net present value of future cash flows expected from the sale of DNA analysis products developed from this database using a present value discount rate of 30%, which is based on our weighted cost of capital adjusted for the risks associated with the in-process research project in which the SNP database content will be used. Upon entering into this license agreement in January 2003, our DNA analysis development program was approximately 33% complete.

The estimates used by us in valuing the licensed technologies were based upon assumptions we believe to be reasonable but which are inherently uncertain and unpredictable. Our assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the projected results.

Interest Income and Other, Net.  Interest income and other, net decreased to $2.4 million for the quarter ended September 30, 2003 compared to $4.0 million for the quarter ended September 30, 2002.  The decrease for the three month period was primarily related to lower returns on our cash and marketable securities and a decline in favorable currency variances.  For the nine months ended September 30, 2003, and 2002, interest income and other, net was $10.8 million and $10.3 million, respectively. The increase in interest income and other, net for the nine month periods was primarily due to the acquisition by a publicly traded entity in April 2003 of a privately-held biotechnology company in which we owned an equity investment. Consistent with EITF 91-5, “Nonmonetary Exchange of Cost Method Investments”, we realized a $2.6 million gain on the acquisition date and recognized an additional gain of $1.8 million upon the subsequent sale of a portion of these securities. This increase was partially offset by lower returns on our cash and marketable securities, a decline in favorable currency variances and the expense associated with the repurchase of our convertible subordinated notes.

Interest Expense.  Interest expense decreased to $3.6 million and $13.7 million for the three and nine months ended September 30, 2003, respectively, compared to $4.9 million and $14.8 million for the three and nine months ended September 30, 2002, respectively. Interest expense is primarily comprised of interest that we pay on our convertible subordinated notes which come due in 2006 and 2007. The decrease in interest expense for the three and nine month period was primarily due to lower interest expense incurred as result of the repurchase of a portion of our convertible subordinated notes during the quarter ended June 30, 2003.

Income Tax Provision.  The provision for income taxes increased to $0.5 million and $1.3 million for the three and nine months ended September 30, 2003, respectively, compared to $0.2 million and $0.6 million for the three and nine months ended September 30, 2002, respectively. For the three and nine months ended September 30, 2003 and 2002 the provision consists of foreign, state and federal taxes. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the historical operating performance and the reported cumulative net losses in all prior years, at September 30, 2003, we provided a full valuation allowance against our net deferred tax assets.

Liquidity and Capital Resources

We have financed our operations primarily through the sale of equity and debt securities, government grants, collaborative agreements, interest income, product sales, product related revenue and the licensing of our technology. Our material future obligations are as follows (in thousands):

	Total	2003	2004-2005	2006-2007	After 2007

Convertible subordinated notes	$267,460	$—	$—	$267,460	$—
BCI commitment (See Note 3 to our Consolidated Financial Statements in our 2002 Form 10-K)	5,000	5,000	—	—	—
Operating leases	62,960	1,593	13,883	13,801	33,683
Other commitments	7,500	7,500	—	—	—

Total contractual obligations	$342,920	$14,093	$13,883	$281,261	$33,683

Net cash provided by operating activities was $71.0 million for the nine months ended September 30, 2003, as compared to cash provided by operating activities of $12.2 million for the nine months ended September 30, 2002. The improvement in our net cash flow from operating activities was primarily due to an increase in deferred revenue resulting from cash received in January 2003 pursuant to the Roche transaction and a decrease of $10.8 million in our accounts receivable balance from the balance at December 31, 2002.  This was partially offset by a decrease of approximately $12.7 million in our accounts payable and accrued liabilities and by $5.0 million utilized to fund a strategic equity investment.

Our investing activities, other than purchases, sales and maturities of available-for-sale securities, primarily consisted of capital expenditures, the purchase of an option to license technology, and the purchase of technology rights of $8.0 million, $3.0 million and $2.9 million, respectively, for the nine months ended September 30, 2003, as compared to capital expenditures of $17.2 million and the purchase of technology rights for $5.3 million during the nine months ended September 30, 2002. Capital expenditures during the nine months ended September 30, 2003 related primarily to investments in computer hardware, storage management systems, along with continued expansion in manufacturing and other operating facilities.

Net cash used in financing activities was $91.4 million for the nine months ended September 30, 2003, consisting of $100.7 million used for the repurchase of the convertible subordinated notes, partially offset by $8.9 million of cash received from the exercise of stock options. For the nine months ended September 30, 2002, approximately $2.0 million in cash was provided from financing activities from the exercise of stock options.

As of September 30, 2003, we had cash, cash equivalents and available-for-sale securities of $329.5 million compared to $361.5 million at December 31, 2002. We anticipate that our existing capital resources will enable us to maintain currently planned operations and anticipated capital expenditures for the foreseeable future. However, this expectation is based on our current operating plan and capital expenditure plan, which are subject to change, and therefore we could require additional funding. In addition, we expect that our capital expenditure requirements will remain consistent with fiscal 2002 levels. Our long-term capital expenditure requirements will depend on numerous factors, including: the expansion of commercial scale manufacturing capabilities; our ability to maintain existing collaborative and customer arrangements and establish and maintain new collaborative and customer arrangements; the progress of our research and development programs; initiation or expansion of research programs and collaborations; the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; the effectiveness of product commercialization activities and arrangements; the purchase of patent licenses; and other factors. We have no credit facility or other committed sources of capital. To the extent capital resources are insufficient to meet future capital requirements, we will have to raise additional funds to continue the development of our technologies. There can be no assurance that such funds will be available on favorable terms, or at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to our stockholders. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into collaboration agreements on unattractive terms. Our inability to raise capital would have a material adverse effect on our business, financial condition and results of operations.

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

Revenue Recognition

Product Sales

Product sales as well as revenues from Perlegen Sciences include sales of GeneChip® probe arrays and related instrumentation. Probe array and instrumentation revenues are recognized when earned, which is generally upon shipment and transfer of title to the customer and fulfillment of any significant post-delivery obligations. Reserves are provided for anticipated warranty expenses at the time the associated revenue is recognized.

Product Related Revenue

Product related revenue includes subscription fees earned under EasyAccess™ agreements; license fees, milestones and royalties earned from collaborative product development and supply agreements; service revenue; revenue from custom probe array design fees; and software revenue.

Revenue from subscription fees earned under EasyAccess™ agreements is recorded ratably over the related supply term.

We enter into collaborative arrangements which generally include a research and product development phase and a manufacturing and product supply phase. These arrangements may include up-front nonrefundable license fees, milestones, the rights to royalties based on the sale of final product by the partner, product supply agreements and distribution arrangements.  In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides guidance on accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. We adopted the provisions of EITF 00-21 prospectively for revenue arrangements with multiple deliverables signed subsequent to June 30, 2003.  The adoption of EITF 00-21 did not have a material impact on our results of operation or financial condition.

In accordance with EITF 00-21, we allocate revenue for transactions or collaborations that include multiple elements to each unit of accounting based on its relative fair value, and recognize revenue for each unit of accounting when the revenue recognition criteria have been met. The price charged when the element is sold separately generally determines fair value. In the absence of fair value of a delivered element, we allocate revenue first to the fair value of the undelivered elements and the residual revenue to the delivered elements. We recognize revenue for delivered elements only when undelivered elements are not essential to the functionality of delivered elements and the fair value for all undelivered elements is known.  If the fair value of any undelivered element included in bundled license and product arrangements cannot be objectively determined, revenue is deferred until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements.

Any up-front, nonrefundable payments from collaborative product development agreements are recognized over the research and product development period, and at-risk substantive based milestones are recognized when earned.  Any payments received which are not yet earned are included in deferred revenue.

Revenue related to extended warranty arrangements is deferred and recognized over the applicable periods. Revenue from custom probe array design fees associated with our GeneChip® CustomExpress™ and CustomSeq™ products are recognized when the associated products are shipped. In 2002, custom probe array design fees were included in research revenue based on the fact that we had not fully commercialized this product offering.

Royalties and Other Revenue

Royalties and other revenue include royalties earned from third party license agreements and research revenue which mainly consists of amounts earned under government grants. Additionally, other revenue includes fees earned through the license of our intellectual property. In 2002, research revenue also included custom probe array design fees.

Royalty revenues are earned from the sale of products by third parties who have been licensed under our intellectual property portfolio. Revenue from minimum royalties is amortized over the term of the creditable royalty period.  Any royalties received outside of the minimum royalty payment are recognized under the terms of the related agreement, generally upon notification of manufacture or shipment of a product by a licensee.

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

Derivative Instruments

We have international operations and during the normal course of business are exposed to foreign currency exchange risks as a result of transactions that are denominated in currencies other than the United States dollar. During the quarter ended March 31, 2003, we began entering into foreign currency forward contracts to manage a portion of the volatility of transactions that are denominated in foreign currencies. Our foreign currency forward contracts are entered into for periods consistent with the related underlying exposures and do not constitute positions that are independent of those exposures. In addition, we do not enter into foreign currency forward contracts for trading or speculative purposes, are not party to any leveraged derivative instrument, and may only enter into derivative agreements with highly rated counterparties.

The foreign currency forward contracts used by us are generally short-term in nature. The effect of exchange rate changes on forward exchange contracts is expected to offset the effect of exchange rate changes on the underlying hedged items. For these contracts, unrealized gains or losses from the effective portion of the hedge is reported as a component of other comprehensive income in stockholders’ equity and is reclassified using the specific identification method into earnings in the same period or periods in which the hedged transaction affects earnings, and within the same consolidated statement of operations line item. The gain or loss from the ineffective portion of the hedge in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in interest income and other, net during the period of change. Net realized foreign currency gains and losses related to the foreign currency forward contracts were not material for the three months ended September 30, 2003, and $0.4 million for the nine months ended September 30, 2003.

Available-for-Sale Securities

We report all debt securities with maturities at the date of purchase of three months or less that are readily convertible into cash and have insignificant interest rate risk as cash equivalents. Cash equivalents and available-for-sale securities consist of marketable equity and debt securities. Management determines the appropriate classification of debt securities at the time of purchase. As of September 30, 2003 and December 31, 2002, our investments in debt securities are classified as available-for-sale and are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income in stockholders’ equity. The cost of debt securities is adjusted for amortization of premiums and discounts to maturity. This amortization is included in interest income. Realized gains and losses on available-for-sale securities are also included in interest income and other, net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income and other, net. The fair values of securities are based on quoted market prices. All of our available-for-sale securities are included in current assets as management considers the securities readily available to fund current operations.

Accounting for Perlegen and Other Equity Investments

As of December 31, 2002, we owned an approximate 53% ownership interest in Perlegen and we have accounted for our ownership interest in Perlegen on the equity method since March 30, 2001 as we determined that we do not control its operations. Factors we considered in determining our level of control in Perlegen included the fact that we and certain of our affiliates had placed approximately 8% of our voting rights into an irrevocable voting trust which was required to vote in proportion to the votes of the other shareholders, we had no ability to terminate or modify the trust unilaterally, we had the right to appoint only three out of seven seats on Perlegen’s board and we had no commitment to provide additional funding to Perlegen.

Following Perlegen’s January 27, 2003 financing, our ownership interest in Perlegen (including that of our affiliates) was reduced to approximately 43%. As such, we continue to account for our ownership interest in Perlegen on the equity method as we and our affiliates continue to collectively control less than 50% of the voting shares of Perlegen and also continue to have no control over the strategic, operating, investing and financing activities of Perlegen. Factors we consider in determining our level of control in Perlegen include the fact that we and certain of our affiliates own less than 50% of the voting shares of Perlegen, we have the right to appoint only two out of seven seats on Perlegen’s board and we have no commitment to provide additional funding to Perlegen.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after December 15, 2003, as amended. Based on the application of FIN 46, we concluded that Perlegen is a VIE in which we hold a variable interest, and that we are not the primary beneficiary. Accordingly, no change in accounting is appropriate, and we will continue to account for our ownership in Perlegen under the equity method as described in the preceding paragraph.

Equity investments in venture-stage entities are classified on our condensed consolidated balance sheet in other assets. We periodically assess the carrying value of these equity investments based on information available to us. These investments are accounted for on the cost method because we own less than 20% of the respective entities and we do not have significant influence over the operations of the issuers. We record gains/losses upon sale of the investment, and losses when there has been an other than temporary decline in the value of these investments. We recognized an expense of $0.4 million for the three months ended September 30, 2003 and $0.9 million for the nine months ended September 30, 2003 as a result of charges related to other than temporary declines in the fair values of certain of our marketable equity securities. For the three and nine months ended September 30, 2002, we recognized expense of $1.2 million and $4.4 million, respectively, in connection with other than temporary declines in the fair value of certain of our marketable equity securities.

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

Contingencies

We are subject to legal proceedings principally related to intellectual property matters. Based on the information available at the balance sheet dates, we assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. If losses are probable and reasonably estimable, we will record a reserve in accordance with SFAS 5, “Accounting for Contingencies.” Any reserves recorded may change in the future due to new developments in each matter.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires an investor who is the primary beneficiary of a variable interest entity (VIE) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after December 15, 2003, as amended. The provisions of FIN 46 are effective immediately for all arrangements entered into with new VIEs created after January 31, 2003. The complete adoption of FIN 46 did not have a material impact on our results of operations or financial condition.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material effect on our results of operations or financial condition.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to any existing financial instruments effective July 1, 2003. The adoption of SFAS 150 did not have a material effect on our results of operations or financial condition.

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

The table below presents the principal amounts and weighted-average interest rates by year of maturity for our investment portfolio subject to interest rate risk:

	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value at September 30, 2003
	(Dollar amounts in thousands)

ASSETS:
Available-for-sale debt securities	$66,768	$145,984	$56,612	$13,865	$—	$—	$283,229	$285,083
Average interest rate	3.19%	4.44%	3.18%	2.94%
Loan receivable	$—	$—	$—	$—	$—	$4,565	$4,565	$4,565
Average interest rate						7.50%
LIABILITIES:
5.00% convertible subordinated notes	$—	$—	$—	$102,000	$—	$—	$102,000	$100,725
Average interest rate				5.00%
4.75% convertible subordinated notes	$—	$—	$—	$—	$165,460	$—	$165,460	$156,773
Average interest rate					4.75%

We are exposed to equity price risks on the marketable portion of equity securities in our portfolio of investments entered into to further our business and strategic objectives. We typically do not attempt to reduce or eliminate our market exposure on these securities. A 10% adverse change in equity prices would not result in a material decrease in our available-for-sale securities based on our position at September 30, 2003. However, actual results may differ materially.

We derive a portion of our revenues in foreign currencies, predominantly in Europe and Japan. Historically, we have not hedged our foreign currency exposures and have not had significant foreign currency differences. However, in 2002 we established a Foreign Exchange Risk Management Committee (“FXRMC”) which has been chartered to review and manage foreign currency exposures. In early 2003, we began hedging activities by using foreign currency forward contracts to manage a portion of the currency exposures created from our activities denominated in foreign currencies (See Note 1).

ITEM 4. CONTROLS AND PROCEDURES

(a)                                  Evaluation of disclosure controls and procedures.  Based on their evaluation of the controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15, as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Applera Corporation Litigation

On July 5, 2000, Applera Corporation and related corporate plaintiffs (“Applera”) filed a lawsuit in the United States District Court for the District of Delaware alleging that certain of our products infringe five Applera patents related to processes for making oligonucleotides and reagents that we purchased from Applera licensed vendors. Applera served us with the complaint on October 16, 2000. On January 30, 2001, we filed a motion to dismiss Applera’s lawsuit pending in Delaware for lack of subject matter jurisdiction. On January 25, 2001, we filed a declaratory judgment action against Applera in the United States District Court for the Southern District of New York seeking, among other things, a declaration that we have not infringed any of Applera’s subject patents, which lawsuit was stayed by the Court in New York pending the Delaware Court’s ruling on the aforementioned motion to dismiss. On September 27, 2001, the District Court for the District of Delaware granted our motion to dismiss for lack of subject matter jurisdiction. On October 3, 2001, the New York Court restored the New York case to active status.

On April 17, 2002, the New York Court heard oral arguments on Applera’s motions to bifurcate or dismiss certain of our claims, including claims of breach of contract and antitrust violations by Applera.  On May 24, 2002, the Court rejected Applera’s motion to dismiss our breach of contract and antitrust claims and agreed to bifurcate and stay discovery on antitrust issues as well as on all damages issues. Following the Court’s order, on June 6, 2002, Applera filed its counterclaim in the New York case alleging infringement of four of the five patents originally asserted in the Delaware action. We filed a motion seeking summary judgment that the last to expire of Applera’s subject patents had, in fact, expired as a matter of law in 2001 in accordance with a terminal disclaimer that had been filed in the Patent Office during prosecution of that patent. On December 24, 2002, the court granted our motion. As a result of the Court’s ruling, it is now clear that all of the patents asserted by Applera have expired. We have filed three motions for summary judgment that the Applera patents are unenforceable due to inequitable conduct before the U.S.P.T.O. and that certain of the Applera patent claims are invalid for anticipation and inoperability. The motions have been fully briefed and have yet to be scheduled for argument. Fact discovery is closed and expert discovery is stayed pending the resolution of these motions. No trial date has been set in this matter.

We believe that Applera’s claims are without merit and that all of Applera’s patents subject to this litigation have now expired. However, we cannot be sure that we will prevail in these matters. Our failure to successfully defend against Applera’s allegations could result in a material adverse effect on our business, financial condition and results of operations.

Purported Shareholder Class Action Lawsuits

On April 10, 2003, two individuals filed a purported shareholder class action lawsuit under the federal securities laws in the United States District Court for the Northern District of California. The defendants in this case include the Company, three of its executive officers and one outside director. The lawsuit relates to our January 29, 2003 announcement of our financial expectations for 2003 and subsequent announcement on April 3, 2003, updating our financial guidance for the first quarter of 2003. The lawsuit alleges, among other things, that our January 29, 2003 financial guidance was misleading and GlaxoSmithKline plc sold our shares during the first quarter of 2003 while in possession of material nonpublic information. On June 10, 2003, the plaintiffs in this action filed a notice of voluntary dismissal of the lawsuit without prejudice, and the Court granted the dismissal by order dated June 12, 2003.

On May 20, 2003, two other individuals filed a second purported shareholder class action lawsuit in the United States District Court for the Northern District of California that is substantively identical to the one filed on April 10, 2003. The second lawsuit alleges the same claims against the same defendants on behalf of the same purported class of shareholders (those who purchased securities of Affymetrix between January 29, 2003 and April 3, 2003) as the earlier-filed lawsuit.  This case is still in the pleading stage.  On September 5, 2003, the Court granted the plaintiffs’ unopposed motion for appointment of themselves as lead plaintiffs and approved their selection of lead counsel for the purported class.  The plaintiffs filed an amended complaint on November 7, 2003.  The defendant’s motion to dismiss the amended complaint is due on or before December 22, 2003.

We believe that the claims set forth in the purported class action lawsuit are without merit. However, we cannot be sure that we will prevail in these matters. Our failure to successfully defend against these allegations could result in a material adverse effect on our business, financial condition and results of operations.

Multilyte Litigation

Multilyte Ltd., a British corporation, and Affymetrix have commenced legal proceedings in United States, United Kingdom and German courts to address allegations made by Multilyte that we infringe certain patents owned by Multilyte (the “Multilyte patents”) by making and selling the GeneChip® DNA microarray products.

In the actions pending in Germany, on July 18, 2003, Multilyte filed proceedings in the state court of Dusseldorf, alleging infringement of the Multilyte patents.  On October 16, 2003, the Dusseldorf court held its first hearing in the case and ruled that the case be divided into two formally separate cases (one dealing with European patent EP 0 134 215 and the other with European patent EP 0 304 202).  In a separate action in Germany, on October 15, 2003, we commenced nullity proceedings in German Federal Patent Court in Munich alleging that the German part of Multilyte’s two European patents are invalid.  No trial dates have been set in these matters.

In the action pending in the U.K., on August 14, 2003, we commenced proceedings in the English High Court seeking a declaratory judgment that the Multilyte patents are not infringed and are invalid.  On September 25, 2003, Multilyte counterclaimed in the U.K. proceedings, alleging that we infringed the Multilyte patents in the U.K. and claiming damages, an injunction and legal costs.  The English High Court has directed that the issues of whether the Multilyte patents are valid and whether they have been infringed by us are to be heard together.  The English High Court also directed that the trial of the action be scheduled for the first available date after June 14, 2004.

In the action pending in the U.S., on August 13, 2003, we commenced proceedings in the United States District Court for the Northern District of California seeking a declaratory judgment that eight Multilyte patents are not infringed and are invalid.  Multilyte has agreed that we do not infringe five of the eight named patents.  On October 24, 20003, we filed an amended complaint seeking a declaratory judgment as to three of the original eight named patents - U.S. Patents 5,432,099, 5,599,720 and 5,807,755.  On November 12, 2003, Multilyte filed an answer to our complaint for declaratory judgment and asserted counterclaims against us alleging infringement of the three patents named by us in our complaint.  Multilyte also filed a motion to stay the U.S. action due to its voluntary submission of the three patents in suit to the United States Patent and Trademark Office for voluntary re-examination.  Typically, reexamination proceedings take at least 12 months.  During such proceedings, the patents may not be asserted against us.  An initial status conference is currently set in December 2003.  No trial date has been set in this matter.

We believe that Multilyte’s claims are without merit and have filed the declaratory judgment and nullity actions to protect our interests. However, we cannot be sure that we will prevail in these matters. Our failure to successfully defend against these allegations could result in a material adverse effect on our business, financial condition and results of operations.

Enzo Litigation

On October 28, 2003, Enzo Life Sciences, Inc., a wholly-owned subsidiary of Enzo Biochem, Inc., ( collectively “Enzo”) filed a complaint against us in the United States District Court for the Eastern District of New York for breach of contract, injunctive relief and declaratory judgment.  The Enzo complaint relates to a 1998 distributorship agreement with Enzo under which we served as a non-exclusive distributor of certain reagent labeling kits supplied by Enzo.  In its complaint, Enzo seeks monetary damages and an injunction against us from using, manufacturing or selling Enzo products and from inducing collaborators and customers to use Enzo products in violation of the 1998 agreement.  Enzo also seeks the transfer of certain Affymetrix patents to Enzo.  In connection with its complaint, Enzo provided us with a notice of termination of the 1998 agreement effective on November 12, 2003.

On November 10, 2003, we filed a complaint against Enzo in the United States District Court for the Southern District of New York for declaratory judgment, breach of contract and injunctive relief relating to the 1998 agreement.  In our complaint, we allege that Enzo has engaged in a pattern of wrongful conduct against us and other Enzo labeling reagent customers by, among other things, asserting improperly broad rights in its patent portfolio, improperly using the 1998 agreement and distributorship agreements with others in order to corner the market for non-radioactive labeling reagents, and improperly using the 1998 agreement to claim ownership rights to our proprietary technology.  We seek declarations that we have not breached the 1998 agreement, that we are entitled to sell our remaining inventory of Enzo reagent labeling kits, and that nine Enzo patents that are identified in the 1998 agreement are invalid and/or not infringed by us.  We also seek damages and injunctive relief to redress Enzo’s alleged breaches of the 1998 agreement, its alleged tortious interference with our business relationships and prospective economic advantage, and Enzo’s alleged unfair competition.  We have filed a notice of related case stating that our complaint against Enzo is related to the complaints already pending in the Southern District of New York against eight other former Enzo distributors.  We have also filed a motion to transfer Enzo's Eastern District of New York complaint to the Southern District of New York.

Neither party has answered the others complaint.  There are not trial dates in these actions.

                We believe that the claims set forth in Enzo’s complaint are without merit and have filed the action in the Southern District of New York to protect our interests.   However, we cannot be sure that we will prevail in these matters. Our failure to successfully defend against these allegations could result in a material adverse effect on our business, financial condition and results of operation.

Administrative Litigation and Proceedings

Our intellectual property is expected to be subject to significant additional administrative and litigation actions. For example, in Europe and Japan, third parties are expected to oppose significant patents that we own or control. Currently, Multilyte Ltd. and ProtoGene Laboratories, Inc. are parties that have filed oppositions against our EP 0-619-321 patent in the European Patent Office, and PamGene B.V. has filed an opposition against our EP 0-728-520. Also, Abbott Laboratories, Applera, Clondiag and CombiMatrix are parties in opposition against our EP 0-834-575. Abbott Laboratories, CombiMatrix, PamGene B.V., Applera and Dr. Peter Schneider have filed oppositions against our EP 0-834-576. CombiMatrix has filed an opposition against EP 0-695-941. These procedures will result in the patents being either upheld in their entireties, allowed to issue in amended form in designated European countries, or revoked.

Further, in the United States, we expect that third parties will continue to “copy” the claims of our patents in order to provoke interferences in the United States Patent & Trademark Office, and we may copy the claims of others. These proceedings could result in our patent protection being significantly modified or reduced, and could result in significant costs and consume substantial managerial resources.

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

WE HAVE A HISTORY OF OPERATING LOSSES AND MAY INCUR FUTURE LOSSES.

We have experienced significant operating losses since inception. We incurred net losses of $1.6 million in 2002 and $33.1 million in 2001. We had net income of $5.8 million and $5.2 million for the three months ended September 30, 2003 and June 30, 2003, respectively and we incurred a net loss of $12.7 million for the three months ended March 31, 2003. We expect to continue experiencing fluctuations in our quarterly operating results and cannot assure future profitability.

OUR QUARTERLY RESULTS HAVE HISTORICALLY FLUCTUATED SIGNIFICANTLY AND MAY CONTINUE TO FLUCTUATE UNPREDICTABLY, WHICH COULD CAUSE OUR STOCK PRICE TO DECREASE.

Our revenues and operating results may fluctuate significantly due in part to factors that are beyond our control and which we cannot predict. The timing of our customers’ orders may fluctuate from quarter to quarter. However, we have historically experienced customer ordering patterns for GeneChip® instrumentation and GeneChip® arrays where the majority of the shipments occur in the last month of the quarter. These ordering patterns may limit management’s ability to accurately forecast our future revenues. Because our expenses are largely fixed in the short to medium term, any material shortfall in revenues will materially reduce our profitability and may cause us to experience losses. In particular, our revenue growth and profitability depend on sales of our GeneChip® products. Other factors that could cause sales for these products to fluctuate include:

•                                          our inability to produce products in sufficient quantities and with appropriate quality;

•                                          the loss of or reduction in orders from key customers;

•                                          the frequency of experiments conducted by our customers;

•                                          our customers’ inventory of GeneChip® products;

•                                          the receipt of relatively large orders with short lead times; and

•                                          our customers’ expectations as to how long it takes us to fill future orders.

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

WE MAY LOSE CUSTOMERS IF WE ARE UNABLE TO MANUFACTURE OUR PRODUCTS AND ENSURE THEIR PROPER PERFORMANCE AND QUALITY.

We produce our products in an innovative and complicated manufacturing process which has the potential for significant variability in manufacturing yields. We may experience difficulties in meeting customer, collaborator and internal demand, in which case we could lose customers or be required to delay new product introductions, and demand for our products could decline. Furthermore, if our products do not consistently meet our customers’ performance expectations, demand for our products will decline.  Because we have a relatively limited production history, we cannot be sure we fully understand all of the factors that affect our manufacturing processes or product performance. As a result, manufacturing and product quality issues may arise as we increase production rates at our manufacturing facility and launch new products. In addition, we do not maintain any backup manufacturing capabilities for the production of our GeneChip® arrays and GeneChip® instruments. Any interruption in our ability to continue operations at our existing manufacturing facilities could delay our ability to develop or sell our products, which could result in lost revenue and seriously harm our business, financial condition and results of operations.

We rely on internal quality control procedures to verify our manufacturing process. We test only selected probe arrays from each wafer and only selected probes on such probe arrays. It is therefore possible that probe arrays that do not meet all of our performance specifications may not be identified before they are shipped. We have observed a variety of product performance issues at low frequency, including problems aligning software grids with array images, speckling on some arrays, and fluorescent haze in a variety of patterns on array images. On one occasion we discovered ambiguities in a gene database build that was used in the design of a set of our GeneChip® arrays. As a result, we redesigned these arrays and had discussions with our affected customers to address their individual needs and to offer replacement arrays to these customers. Customer concern over the accuracy of the probe sequences on our arrays affected sales of this set of arrays as well as other products.  Despite our ongoing internal quality control efforts, because of the rapidly evolving nature of the

public domain sequence databases, sequence errors and ambiguities may not be found prior to the commercial release of a product.   The magnitude and importance of these errors depends on multiple and complex factors that we consider in determining appropriate actions to meet customer needs.  Our inability to timely deliver acceptable products would likely adversely affect our relationship with customers, and could have a material adverse effect on our business, financial condition and results of operations.

WE DEPEND ON A LIMITED NUMBER OF SUPPLIERS AND WE WILL BE UNABLE TO MANUFACTURE OUR PRODUCTS IF SHIPMENTS FROM THESE SUPPLIERS ARE DELAYED OR INTERRUPTED.

We depend on our vendors to provide components of our products in required volumes, at appropriate quality and reliability levels, and in compliance with regulatory requirements. Key parts of the GeneChip® product line, such as the hybridization oven, certain reagent kits and lithographic masks as well as certain raw materials used in the synthesis of probe arrays, are currently available only from a single source or limited sources. For example, we have relied on Enzo Life Sciences, Inc. to manufacture various labeling kits recommended for the processing of samples for use with probe arrays in expression analysis applications.  In connection with Enzo’s lawsuit against us, effective November 12, 2003, Enzo terminated its agreement under which Affymetrix served as a non-exclusive distributor of certain reagent labeling kits supplied by Enzo.  (See Part II, Item 1, Legal Proceedings.)  Although we intend to meet the demands of our customers’ needs by selling Enzo products held in our inventory and introducing our own GeneChip brand labeling kits, our inability to do so either as a result of Enzo’s legal proceedings against us or our inability to launch our own labeling kits that meet our customers’ performance and quality demands, could result in lost revenue and harm our business, financial condition and results of operations.

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

Maintaining a strong patent position is critical to our competitive advantage. Litigation on these matters has been prevalent in our industry and we expect that this will continue. Patent law relating to the scope of claims in the technology fields in which we operate is still evolving and the extent of future protection is highly uncertain, so there can be no assurance that the patent rights that we have or may obtain will be valuable. Others have filed, and in the future are likely to file, patent applications that are similar or identical to ours or those of our licensors. To determine the priority of inventions, we will have to participate in interference proceedings declared by the United States Patent and Trademark Office that could result in substantial costs in legal fees and could substantially affect the scope of our patent protection. We cannot assure investors that any such patent applications will not have priority over our patent applications. Also, our intellectual property may be subject to significant administrative and litigation proceedings such as opposition proceedings against our patents in Europe, Japan and other jurisdictions. In addition, we have incurred and may in future periods incur substantial costs in litigation to defend against patent suits brought by third parties and when we initiate such suits. We currently are engaged in litigation regarding our intellectual property rights with Applera Corporation, Multilyte Ltd and Enzo Life Sciences, Inc. For additional information concerning intellectual property litigation and administrative proceedings, see the section of this Form 10-Q entitled “Legal Proceedings.”

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

Future competition will likely come from existing competitors as well as other companies seeking to develop new technologies for analyzing genetic information. For example companies such as Applied Biosystems and Agilent Technologies have recently introduced new products for gene expression research and analysis.  In addition, pharmaceutical and biotechnology companies have significant needs for genomic information and may choose to develop or acquire competing technologies to meet these needs. In the clinical genomics field, competition will likely come from established diagnostic companies, companies developing and marketing DNA probe tests for genetic and other diseases and other companies conducting research on new technologies to ascertain and analyze genetic information. Further, in the event that we develop new technology and products that compete with existing technology and products of well established companies, there can be no guarantee that the marketplace will readily adopt any such new technology and products that we may introduce in the future.

IF WE ARE UNABLE TO MAINTAIN OUR RELATIONSHIPS WITH COLLABORATIVE PARTNERS, WE MAY HAVE DIFFICULTY DEVELOPING AND SELLING OUR PRODUCTS AND SERVICES.

We believe that our success in penetrating our target markets depends in part on our ability to develop and maintain collaborative relationships with key companies as well as with key academic researchers. Currently, our significant collaborative partners include Millennium Pharmaceuticals, Inc. in the development of GeneChip® technology applications for use in drug discovery and development, and Roche Molecular Systems and bioMérieux in the development of our diagnostic chip products. Relying on these or other collaborative relationships is risky to our future success because:

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

•                                          our partners may be unable to provide the resources required for us to progress in the collaboration on a timely basis;

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

RISKS ASSOCIATED WITH TECHNOLOGICAL OBSOLESCENCE.

The RNA/DNA probe array field is undergoing rapid technological changes. New technologies, techniques or products could emerge which might allow the packaging and analysis of genomic information at a similar or higher density to our microarray technology.

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

We rely on our scientific advisors and consultants to assist us in formulating our research, development and commercialization strategy. All of these individuals are engaged by other employers and have commitments to other entities that may limit their availability to us. Some of them also consult for companies that may be our competitors. A scientific advisor’s other obligations may prevent him or her from assisting us in developing our technical and business strategies.

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

PERLEGEN, WITH WHICH WE HAVE A CUSTOMER, INVESTMENT AND TECHNOLOGY RELATIONSHIP, IS A DEVELOPMENT STAGE COMPANY.

Perlegen is a development stage company and there can be no assurance that it will achieve commercial success. Although in January 2003 Perlegen completed a $30 million round of private financing in which we did not participate, there can be no assurance as to the availability or terms of any necessary future financing. If Perlegen were required to curtail or suspend operations or have difficulty raising any additional required financing to fund operations, negative consequences to us could occur, including (i) reduction in the underlying value of our holdings in Perlegen (we currently account for our approximate 43% ownership interest in Perlegen under the equity method with a zero cost basis in our financial statements), (ii) inability to collect accounts receivable ($2.9 million at September 30, 2003) arising under our wafer supply arrangement, and (iii) a decline in gross product margins if our commercial volumes were not sufficient enough to offset any shortfall in volume from Perlegen. For additional information concerning our relationship with Perlegen, including our ownership interest in Perlegen, our collaborative relationship with Perlegen and existing relationships between certain of our directors and officers and Perlegen, see the section of this Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 7 of Notes to Condensed Consolidated Financial Statements.

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

THE MARKET PRICE OF OUR COMMON STOCK HAS BEEN VOLATILE.

The market price of our common stock is volatile. To demonstrate the volatility of our stock price, during the twelve-month period ending on September 30, 2003, the volume of our common stock traded on any given day has ranged from 293,400 to 19,405,300 shares. Moreover, during that period, our common stock has traded as low as $16.58 per share and as high as $29.75 per share.

Furthermore, volatility in the stock price of other companies has often led to securities class action litigation against those companies. For example, purported securities class action lawsuits were filed against us in the United States District Court for the Northern District of California after a drop in our stock price following our April 3, 2003 announcement updating our financial guidance for the first quarter of 2003. For additional information concerning these purported securities class action lawsuits, see the section of this Form 10-Q entitled “Legal Proceedings.” This securities litigation against us and any future securities litigation against us could result in substantial costs and divert management’s attention and resources, which could seriously harm our business, financial condition and results of operations.

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

(1)                                  Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K as filed on June 13, 2000 (File No. 000-28218).

(2)                                  Incorporated by reference to Appendix C to the Registrant’s definitive proxy statement on Schedule 14A as filed on April 29, 1998 (File No. 000-28218).

(3)                                  Incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-Q as filed on May 15, 2001 (File No. 000-28218).

(4)                                  Incorporated by reference to Exhibit 1 to the Registrant’s Form 8-A as filed on October 16, 1998 (File No. 000-28218).

(5)                                  Incorporated by reference to Exhibit 4.2 to the Registrant’s registration statement on Form S-4 as filed on October 14, 1999 (File No. 333-88987).

(6)                                  Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-A/A as filed on March 29, 2000 (File No. 000-28218).

(7)                                  Incorporated by reference to Exhibit 4.4 to the Registrant’s registration statement on Form S-3 as filed on May 11, 2000 (File

No. 333-36790).

(8)                                  Incorporated by reference to Exhibit 4.3 filed with Registrant’s registration statement on Form S-3 as filed on May 11, 2000 (File No. 333-36790).

(b)                                 REPORTS ON FORM 8-K.

On July 23, 2003, the Company filed a Report on Form 8-K to report under Item 9 (Regulation FD Disclosure) as Information Furnished under Item 12 (Results of Operations and Financial Condition) that the Company issued a press release announcing the Company’s operating results for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ GREGORY T. SCHIFFMAN
Name:	Gregory T. Schiffman
Title:	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

November 14, 2003

AFFYMETRIX, INC.

EXHIBIT INDEX

September 30, 2003

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

(1)                                  Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K as filed on June 13, 2000 (File No. 000-28218).

(2)                                  Incorporated by reference to Appendix C to the Registrant’s definitive proxy statement on Schedule 14A as filed on April 29, 1998 (File No. 000-28218).

(3)                                  Incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-Q as filed on May 15, 2001 (File No. 000-28218).

(4)                                  Incorporated by reference to Exhibit 1 to the Registrant’s Form 8-A as filed on October 16, 1998 (File No. 000-28218).

(5)                                  Incorporated by reference to Exhibit 4.2 to the Registrant’s registration statement on Form S-4 as filed on October 14, 1999 (File No. 333-88987).

(6)                                  Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-A/A as filed on March 29, 2000 (File No. 000-28218).

(7)                                  Incorporated by reference to Exhibit 4.4 to the Registrant’s registration statement on Form S-3 as filed on May 11, 2000 (File No. 333-36790).

(8)                                  Incorporated by reference to Exhibit 4.3 filed with Registrant’s registration statement on Form S-3 as filed on May 11, 2000 (File No. 333-36790).