Form 10-Q
period 2004-03-31
AFFYMETRIX INC
filed 2004-05-10
CIK 913077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED MARCH 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO .

COMMISSION FILE NO. 0-28218

AFFYMETRIX, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	77-0319159
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3380 CENTRAL EXPRESSWAY SANTA CLARA, CALIFORNIA	95051
(Address of principal executive offices)	(Zip Code)

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

COMMON SHARES OUTSTANDING ON APRIL 30, 2004: 60,426,109

AFFYMETRIX, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AFFYMETRIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

(UNAUDITED)

	March 31, 2004	December 31, 2003
		(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$40,005	$275,928
Available-for-sale securities	171,726	183,955
Accounts receivable	65,144	71,343
Inventories	20,901	22,632
Prepaid expenses and other current assets	4,646	7,443
Total current assets	302,422	561,301
Property and equipment, net	62,421	62,611
Acquired technology rights, net	26,874	27,818
Goodwill	18,601	18,601
Notes receivable from employees	2,717	1,500
Other assets	26,862	28,333
	$439,897	$700,164

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$60,427	$69,646
Deferred revenue — current portion	34,686	30,019
Convertible subordinated notes — short-term	—	267,460
Other current liabilities	1,149	1,398
Total current liabilities	96,262	368,523
Deferred revenue — long-term portion	40,225	43,346
Other long-term liabilities	3,577	3,240
Convertible notes	120,000	120,000
Stockholders’ equity:
Common stock	603	595
Additional paid-in capital	386,115	370,304
Notes receivable from stockholders	(440)	(428)
Deferred stock compensation	(4,861)	(5,185)
Accumulated other comprehensive loss	(1,092)	(1,572)
Accumulated deficit	(200,492)	(198,659)
Total stockholders’ equity	179,833	165,055
	$439,897	$700,164

Note 1:                             The condensed consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date included in the Company’s Form 10-K for the fiscal year ended December 31, 2003.

See accompanying notes.

AFFYMETRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended March 31,
	2004	2003
Revenue:
Product sales	$61,091	$46,754
Product related revenue	13,522	14,394
Total product and product related revenue	74,613	61,148
Royalties and other revenue	2,371	3,154
Revenue from Perlegen Sciences	1,649	2,509
Total revenue	78,633	66,811

Costs and expenses:
Cost of product sales	20,732	16,820
Cost of product related revenue	2,856	2,193
Cost of revenue from Perlegen Sciences	1,371	2,509
Research and development	17,296	15,905
Selling, general and administrative	28,269	27,975
Amortization of deferred stock compensation	324	695
Amortization of purchased intangibles	—	281
Charge for acquired in-process technology	—	10,096
Total costs and expenses	70,848	76,474
Income (loss) from operations	7,785	(9,663)
Interest income and other, net	1,075	2,375
Interest expense	(9,834)	(4,900)

Net loss before income taxes	(974)	(12,188)
Income tax provision	(859)	(534)
Net loss	$(1,833)	$(12,722)

Basic and diluted net loss per share	$(0.03)	$(0.22)

Shares used in computing basic and diluted net loss per share	59,903	58,549

See accompanying notes.

AFFYMETRIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(1,833)	$(12,722)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,177	5,742
Redemption premium and related write-off of debt issuance costs	8,095	—
Amortization of intangible assets	944	1,101
Amortization of investment premiums (discounts), net	(1,693)	59
Stock compensation	324	695
Realized loss (gain) on sales of investments	57	(345)
Write down of equity investments	1,442	496
Amortization of debt offering costs	197	441
Accretion of interest on notes receivable	(12)	(111)
Loss (gain) on write-off of equipment	404	(59)
Change in operating assets and liabilities:
Accounts receivable, net	6,199	11,919
Inventories	1,731	(1,393)
Prepaid expenses and other current assets	(2,365)	599
Accounts payable and accrued and other current liabilities	(9,297)	(3,078)
Deferred revenue	1,546	68,345
Other long-term liabilities	337	—
Net cash provided by operating activities	11,253	71,689

Cash flows from investing activities:
Capital expenditures	(5,391)	(2,671)
Purchases of available-for-sale securities	(86,392)	(258,569)
Proceeds from the sales or maturities of available-for-sale securities	100,771	150,097
Purchase of non-marketable equity investment	—	(1,000)
Purchase of technology rights	—	(5,904)
Net cash provided by (used in) investing activities	8,988	(118,047)

Cash flows from financing activities:
Issuance of common stock	15,819	4,267
Redemption of convertible subordinated notes	(271,778)	—
Net cash (used in) provided by financing activities	(255,959)	4,267
Effect of exchange rate changes on cash	(205)	150
Net decrease in cash and cash equivalents	(235,923)	(41,941)
Cash and cash equivalents at beginning of period	275,928	67,888
Cash and cash equivalents at end of period	$40,005	$25,947

See accompanying notes.

AFFYMETRIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
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

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. Certain amounts presented in the condensed consolidated financial statements for prior periods have been reclassified to conform to the current period presentation.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

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

Stock-Based Compensation

At March 31, 2004, the Company has six stock-based employee and non-employee director compensation plans, which are more fully described in the Company’s Annual Report on Form 10-K. The Company has elected to continue to follow the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations for these plans. During the three months ended March 31, 2004 and 2003, no stock-based compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant in accordance with FASB Statement No. 123, “Accounting for Stock-Based Compensation (“SFAS 123”), as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”).

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123, as amended by SFAS 148, to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Net loss—as reported	$(1,833)	$(12,722)
Add: Stock-based employee compensation expense included in reported net loss	—	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(4,122)	(7,466)
Pro forma net loss	$(5,955)	$(20,188)

Net loss per share:
Basic loss per common share—as reported	$(0.03)	$(0.22)

Basic loss per common share—pro forma	$(0.10)	$(0.34)

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income.  Other comprehensive income includes unrealized gains and losses on the Company’s available-for-sale securities and hedging contracts that are excluded from net loss, changes in fair value of derivatives designated as and effective as cash flow hedges, and foreign currency translation adjustments (see note 5).

Basic and Diluted Net Loss Per Share

Basic net loss per share is calculated using the weighted-average number of common shares outstanding during the period less the weighted-average shares subject to repurchase. Diluted net loss per share, gives effect to the dilutive effect of stock options and warrants (calculated based on the treasury stock method), and convertible debt (calculated using an as if-converted method).

For the three months ended March 31, 2004 and 2003, diluted net loss is the same as basic net loss per share because the Company was in a net loss position.

	Three Months Ended March 31,
	2004	2003
	(in thousands, except per share amounts)
Numerator:
Net loss—as reported	$(1,833)	$(12,722)
Denominator:
Basic weighted-average shares outstanding	59,987	58,676
Less: weighted-average shares of common stock subject to repurchase	(84)	(127)

Weighted-averaged shares used in computing basic and diluted net loss per share	59,903	58,549

Basic and diluted net loss per share	$(0.03)	$(0.22)

Securities excluded from the computation of basic and diluted net loss per share, on an actual outstanding basis, were as follows (in thousands):

	March 31,
	2004	2003

Options and warrants	9,227	10,759
Convertible notes	3,870	3,803
Common stock subject to repurchase	82	122

Total	13,179	14,684

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

Contingencies

The Company is subject to legal proceedings principally related to intellectual property matters. Based on the information available at the balance sheet dates, the Company assesses the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. If losses are probable and reasonably estimable, the Company will record a reserve in accordance with SFAS 5, “Accounting for Contingencies.” Any reserves recorded may change in the future due to new developments in each matter.

NOTE 2—PRODUCT SALES AND PRODUCT RELATED REVENUE

The components of product sales are as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Probe arrays and related supplies	$45,525	$39,065
Instruments	15,566	7,689
Total product sales	$61,091	$46,754

The components of product related revenue are as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Subscription fees	$5,559	$7,575
Service and other	4,098	4,441
License fees and milestone revenue	3,865	2,378
Total product related revenue	$13,522	$14,394

NOTE 3—INVENTORIES

Inventories consist of the following (in thousands):

	March 31, 2004	December 31, 2003
Raw materials	$8,337	$9,129
Work-in-process	4,454	4,226
Finished goods	8,110	9,277

Total	$20,901	$22,632

NOTE 4—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

	March 31, 2004	December 31, 2003
Accounts payable	$13,507	$15,130
Accrued compensation and related liabilities	13,248	18,767
Accrued interest on convertible notes	262	4,260
Accrued taxes	5,530	3,394
Accrued legal	2,192	3,261
Accrued royalties	19,108	15,465
Other	6,580	9,369

Total	$60,427	$69,646

NOTE 5—COMPREHENSIVE LOSS

The components of comprehensive loss are as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Net loss	$(1,833)	$(12,722)
Foreign currency translation adjustment	(205)	150
Unrealized gain on debt securities	515	334
Unrealized gain (loss) on hedging contracts	170	(218)
Comprehensive loss	$(1,353)	$(12,456)

NOTE 6—INTANGIBLE ASSETS

Acquired technology rights are comprised of licenses to technology covered by patents to third parties and are amortized over the expected useful life of the underlying patents, which range from one to fifteen years. Accumulated amortization of these rights amounted to $9.0 million and $8.0 million at March 31, 2004 and December 31, 2003, respectively.

The expected future annual amortization expense of our acquired technology rights and other intangible assets is as follows (in thousands):

For the Year Ending December 31,	Amortization Expense
2004, remainder thereof	$2,832
2005	3,559
2006	3,476
2007	3,476
2008	3,462
Thereafter	10,069
Total expected future annual amortization	$26,874

NOTE 7—CONVERTIBLE SUBORDINATED NOTES

On September 22, 1999, the Company completed the sale of $150 million principal amount of 5% convertible subordinated notes due 2006 (the “5% notes”). On February 14, 2000, the Company completed the sale of $225.0 million principal amount of 4.75% convertible subordinated notes due 2007 (the “4.75% notes”).  Between August 2001 and June 2003, the Company repurchased $59.5 million and $48.0 million principal amounts, of the 4.75% and 5% notes, respectively.

On January 9, 2004, the Company completed the redemption of its 5.0% notes ($102.0 million face value). In connection with the redemption, the Company recorded a charge of $3.2 million to interest expense in the first quarter of 2004, related to the unamortized issuance costs and redemption fee associated with the repurchased notes. On February 19, 2004, the Company also completed the redemption of its 4.75% notes ($165.5 million face value). In connection with the redemption, the Company recorded a charge of $4.9 million to interest expense related to the unamortized issuance costs and redemption fee associated with the repurchased notes.

NOTE 8—RELATED PARTY TRANSACTIONS

Perlegen Sciences, Inc.

As of March 31, 2004, the Company held approximately 40% ownership interest in Perlegen Sciences, Inc. (“Perlegen”), a privately-held biotechnology company in which two members of Perlegen’s board of directors are also members of the Company’s board of directors.  In addition, certain affiliates, including the Company’s chief executive officer and members of the board of directors, hold direct or indirect equity interests in Perlegen.

The Company formed Perlegen in 2001 as a wholly-owned subsidiary and spun it off in late 2001 in a $100 million private equity financing.  The Company acquired its initial ownership interest in Perlegen in an arrangement which provides Perlegen rights to use certain of the Company’s intellectual property in its development efforts, and also provides the Company rights to use and commercialize certain data generated by Perlegen in the array field.  The Company’s ownership interest in Perlegen is recorded at a zero cost basis for accounting purposes.

In January 2003, the Company licensed certain Perlegen technologies. Under the terms of the licensing agreement, the Company paid Perlegen a total of $15.0 million in cash and granted Perlegen a $3.0 million credit which will be applied against the margin on the Company’s future sales of chips to Perlegen. The credit can only be used against the margin on chips that are utilized by Perlegen for revenue generating activities. As of March 31, 2004, Perlegen has used approximately $2.2 million of the credit. The Company engaged an independent third party to conduct a valuation analysis of the licenses acquired. Based upon that independent valuation, the Company recorded a charge of approximately $10.1 million related to acquired in-process research and development in the first quarter of 2003. The remaining $4.9 million was recorded as intangible assets which are being amortized over their useful lives of six to ten years.

The Company accounts for its ownership interest in Perlegen using the equity method as the Company and its affiliates do not control the strategic, operating, investing and financing activities of Perlegen. Further, the Company has no obligations to provide funding to Perlegen nor does it guarantee or otherwise have any obligations related to the liabilities or results of operations of Perlegen or its investors. Given that the Company’s investment in Perlegen has no cost basis, the Company has not recorded any proportionate share of Perlegen’s operating losses in its financial statements since the completion of Perlegen’s initial financing. In January 2004, the Company sold 400,000 shares of Perlegen common stock for a gain of $0.6 million which was included in interest and other income, net during the first quarter of 2004.

As of March 31, 2004 and December 31, 2003, amounts due from Perlegen were $1.0 million and $2.9 million, respectively, and have been included in accounts receivable in the accompanying condensed consolidated balance sheets. Amounts due from Perlegen are payable to the Company on its normal commercial terms.

NOTE 9—COMMITMENTS AND CONTINGENCIES

Product Warranty Commitment

The Company provides for anticipated warranty costs at the time the associated revenue is recognized. Product warranty costs are estimated based upon the Company’s historical experience and the warranty period. Information regarding the changes in the Company’s product warranty liability for the three months ended March 31, 2004, respectively was as follows (in thousands):

Three Months Ended March 31, 2004
Beginning balance	$2,950
New warranties issued	868
Repairs and replacements	(1,095)
Ending balance	$2,723

Extension of Credit

In July 2001, the Company entered into a credit arrangement with an executive of the Company who is also an officer for an amount not to exceed $1.2 million. Amounts under the arrangement may be drawn in one lump-sum or in periodic draws. In January 2004, the executive withdrew the entire $1.2 million available under the arrangement. Repayment of the $1.2 million is due on the earlier date of (i) four years from the date of withdrawal or (ii) the date the executive leaves the Company. Interest will accrue at the IRS imputed rate of interest and is payable after two years.  The outstanding note is included on the condensed consolidated balance sheet as a component of notes receivable from employees.

Funding Commitments

The Company has invested $6.2 million and is committed to invest up to an additional $3.8 million in a venture capital limited partnership. The Company accounts for this investment using the cost method of accounting, given that its ownership percentage is so minor that the Company has no influence over partnership operating and financial policies. The investment is included on the condensed consolidated balance sheet as a component of other assets.

Legal Proceedings - General

The Company has been in the past and continues to be a party to litigation which has consumed and may in the future continue to consume substantial financial and managerial resources and which could adversely affect its business, financial condition and results of operations. If in any pending or future intellectual property litigation involving the Company or its collaborative partners, the Company is found to have infringed the valid intellectual property rights of third parties, the Company, or its collaborative partners, could be subject to significant liability for damages, could be required to obtain a license from a third party, which may not be available on reasonable terms or at all, or could be prevented from manufacturing and selling its products. In addition, if the Company is unable to enforce its patents and other intellectual property rights against others, or if its patents are found to be invalid or unenforceable, third parties may more easily be able to introduce and sell DNA array technologies that compete with the Company’s GeneChip® brand technology, and the Company’s competitive position could suffer. The Company expects to devote substantial financial and managerial resources to protect its intellectual property rights and to defend against the claims described below as well as any future claims asserted against it. Further, because of the substantial amount of discovery required in connection with any litigation, there is a risk that confidential information could be compromised by disclosure.

Applera Corporation Settlement

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, on March 12, 2004, the Company completed its settlement with Applera Corporation resolving the existing litigation between the two companies that was pending in the United States District Court for the Southern District of New York.  The settlement encompasses a lawsuit between the companies involving five Applera patents related to processes for making oligonucleotides and reagents that it purchased from Applera licensed vendors. Under the terms of the settlement, the Company is not required to pay any sums to Applera or license any of Applera’s patents and, as such, the settlement is not expected to result in a material adverse effect on the Company’s business, financial condition and results of operations.

Purported Shareholder Class Action Lawsuits

On April 10, 2003, two individuals filed a purported shareholder class action lawsuit under the federal securities laws in the United States District Court for the Northern District of California. The defendants in this case include the Company, three of its executive officers and one outside director. The lawsuit relates to the Company’s January 29, 2003 announcement of the its financial expectations for 2003 and subsequent announcement on April 3, 2003, updating its financial guidance for the first quarter of 2003. The lawsuit alleges, among other things, that the Company’s January 29, 2003 financial guidance was misleading and GlaxoSmithKline plc sold Affymetrix shares during the first quarter of 2003 while in possession of material nonpublic information. On June 10, 2003, the plaintiffs in this action filed a notice of voluntary dismissal of the lawsuit without prejudice, and the Court granted the dismissal by order dated June 12, 2003.

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

The plaintiffs chose not to do so.  On April 22, 2004, in view of plaintiffs’ decision not to file a second amended complaint, the parties to the action filed a stipulation and proposed order dismissing the entire action with prejudice.  On April 27, 2004, the Court issued an order directing the parties to address certain procedural aspects regarding dismissal of the action.  On May 4, 2004, the parties submitted a response to the Court.

The Company anticipates that, pursuant to the parties’ stipulation and proposed order, the Court will dismiss the action with prejudice; the Company, however, cannot be sure that the Court will do so.  In the unlikely event that this action is not dismissed, the Company’s failure to successfully defend against the action could result in a material adverse effect on its business, financial condition and results of operations.

Multilyte Litigation

Multilyte Ltd., a British corporation, and Affymetrix have commenced legal proceedings in the United States, United Kingdom and German courts to address allegations made by Multilyte that the Company infringes certain patents owned by Multilyte (the “Multilyte patents”) by making and selling the GeneChip® DNA microarray products.

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

In the action pending in the U.K., on August 14, 2003, the Company commenced proceedings in the English High Court seeking a declaratory judgment that the Multilyte patents are not infringed and are invalid. On September 25, 2003, Multilyte counterclaimed in the U.K. proceedings, alleging that the Company infringed the Multilyte patents in the U.K. and claiming damages, an injunction and legal costs. The English High Court has directed that the issues of whether the Multilyte patents are valid and whether they have been infringed by the Company are to be heard together.  On April 19, 2004, Multilyte wrote to the U.K. Patent Office to surrender EP 0 134 215.  The trial of the action in the English High Court is set to begin on October 11, 2004. Multilyte sought a stay of the UK proceedings. The English High Court denied Multilyte’s motion.

In the action pending in the U.S., on August 13, 2003, the Company commenced proceedings in the United States District Court for the Northern District of California seeking a declaratory judgment that eight Multilyte patents are not infringed and are invalid. Multilyte has agreed that the Company does not infringe five of the eight named patents. On October 24, 2003, the Company filed an amended complaint seeking a declaratory judgment as to three of the original eight named patents—U.S. Patents 5,432,099, 5,599,720 and 5,807,755. On November 12, 2003, Multilyte filed an answer to the Company’s complaint for declaratory judgment and asserted counterclaims against the Company alleging infringement of the three patents named by the Company in its complaint. Multilyte has voluntary submitted the three patents in suit to the United States Patent and Trademark Office for voluntary re-examination. Typically, re-examination proceedings take at least 12 months. A Markman hearing in which the Court will construe the scope of the claims of the Multilyte patents in this action is scheduled for May 24, 2004, and a trial date is scheduled for January 2005.

The Company believes that Multilyte’s claims are without merit and has filed the declaratory judgment and nullity actions to protect its interests. However, the Company cannot be sure that it will prevail in these matters. The Company’s failure to successfully defend against these allegations could result in a material adverse effect on its business, financial condition and results of operations.

Enzo Litigation

On October 28, 2003, Enzo Life Sciences, Inc., a wholly-owned subsidiary of Enzo Biochem, Inc. (collectively “Enzo”) filed a complaint against the Company that is now pending in the United States District Court for the Southern District of New York for breach of contract, injunctive relief and declaratory judgment. The Enzo complaint relates to a 1998 distributorship agreement with Enzo under which the Company served as a non-exclusive distributor of certain reagent labeling kits supplied by Enzo. In its complaint, Enzo seeks monetary damages and an injunction against the Company from using, manufacturing or selling Enzo products and from inducing collaborators and customers to use Enzo products in violation of the 1998 agreement. Enzo also seeks the transfer of certain Affymetrix patents to Enzo. In connection with its complaint, Enzo provided the Company with a notice of termination of the 1998 agreement effective on November 12, 2003.

On November 10, 2003, the Company filed a complaint against Enzo in the United States District Court for the Southern District of New York for declaratory judgment, breach of contract and injunctive relief relating to the 1998 agreement. In its complaint, the Company alleges that Enzo has engaged in a pattern of wrongful conduct against it and other Enzo labeling reagent customers by, among other things, asserting improperly broad rights in its patent portfolio, improperly using the 1998 agreement and distributorship agreements with others in order to corner the market for non-radioactive labeling reagents, and improperly using the 1998 agreement to claim ownership rights to the Company’s proprietary technology. The Company seeks declarations that it has not breached the 1998 agreement, that it is entitled to sell its remaining inventory of Enzo reagent labeling kits, and that nine Enzo patents that are identified in the 1998 agreement are invalid and/or not infringed by it. The Company also seeks damages and injunctive relief to redress Enzo’s alleged breaches of the 1998 agreement, its alleged tortuous interference with the Company’s business relationships and prospective economic advantage, and Enzo’s alleged unfair competition. The Company filed a notice of related case stating that its complaint against Enzo is related to the complaints already pending in the Southern District of New York against eight other former Enzo distributors. The Southern District of New York has related the Company’s case.  On March 1, 2004, the Company attended a status conference before Judge John Sprizzo in the Southern District of New

York regarding Enzo’s suit against the Company, as well as the related suits between Enzo and the several other former Enzo distributors. At the status conference, the Company requested that Enzo’s related lawsuit against the Company be reassigned within the Southern District of New York to Judge Sprizzo; this reassignment has since occurred. Also, Judge Sprizzo did not consolidate Enzo’s suit against the Company with the Company’s suit against Enzo, but indicated that he may do so in the future.  In an order dated March 11, 2004, Judge Sprizzo set a deadline of November 5, 2004 for completion of fact discovery in all of the Enzo cases pending before him, including the cases between Enzo and the Company. Judge Sprizzo also set a pretrial conference scheduled for November 8, 2004.  On April 9, 2004, the Company filed its answer to Enzo’s complaint. Enzo was due to answer the Company’s complaint on May 3, 2004.  There is no trial date in the actions between Enzo and the Company.

The Company believes that the claims set forth in Enzo’s complaint are without merit and have filed the action in the Southern District of New York to protect its interests. However, the Company cannot be sure that it will prevail in these matters. The Company’s failure to successfully defend against these allegations could result in a material adverse effect on its business, financial condition and results of operation.

Administrative Litigation and Proceedings

The Company’s intellectual property is expected to be subject to significant additional administrative and litigation actions. For example, in Europe and Japan, third parties are expected to oppose significant patents that the Company owns or controls. Currently, Multilyte Ltd. and ProtoGene Laboratories, Inc. are parties that have filed oppositions against the Company’s EP 0 619 321 patent in the European Patent Office, and PamGene B.V. has filed an opposition against the Company’s EP 0 728 520. Also, Abbott Laboratories, Applera, Clondiag and CombiMatrix are parties in opposition against the Company’s EP 0 834 575. Abbott Laboratories, CombiMatrix, PamGene B.V., Applera and Dr. Peter Schneider have filed oppositions against the Company’s EP 0 834 576. CombiMatrix has filed an opposition against EP 0 695 941.  Agilent, CombiMatrix, Clondiag and Applera have filed an opposition against EP 0 853 679 and Applera has opposed EP 0 972 564. These procedures will result in the patents being either upheld in their entireties, allowed to issue in amended form in designated European countries, or revoked.

Further, in the United States, the Company expects that third parties will continue to “copy” the claims of its patents in order to provoke interferences in the United States Patent & Trademark Office, and it may copy the claims of others. These proceedings could result in the Company’s patent protection being significantly modified or reduced, and could result in significant costs and consume substantial managerial resources.

At this time, the Company cannot determine the outcome of any of the matters described above.

NOTE 10—EQUITY

During the three months ended March 31, 2004, the Company issued approximately 850,000 shares of common stock in connection with exercises of employee stock options.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2004 and for the three month periods ended March 31, 2004 and 2003 should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2003.

All statements in this quarterly report that do not discuss past results are forward-looking statements. Forward-looking statements are based on management’s current expectations and are therefore subject to certain risks and uncertainties, including those discussed under the section titled “Risk Factors” included in this report. Specific uncertainties which could cause our actual results to differ materially from those projected include, but are not limited to, risks of our ability to achieve and sustain higher levels of revenue, higher gross margins, reduced operating expenses, market acceptance, personnel retention, uncertainties relating to the length and severity of the current global economic weakness, the reduction in overall capital spending in the academic, pharmaceutical and biotechnology sectors, changes in government funding policies, unpredictable fluctuations in quarterly revenues, uncertainties related to cost and pricing of Affymetrix products, dependence on collaborative partners, uncertainties relating to sole source suppliers, uncertainties relating to FDA, and other regulatory approvals, competition, risks relating to intellectual property of others and the uncertainties of patent protection and litigation.

We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

Our Industry

Our industry is affected by a number of factors that influence its size and development. These factors include the availability of genomic sequence data for human and other organisms, technological innovation that increases throughput and lowers the cost of genomic and genetic analysis, the development of new computational techniques to handle and analyze large amounts of genomic data, the availability of government funding for basic and disease-related research, the amount of capital and ongoing expenditures allocated to research and development spending by biotechnology, pharmaceutical and diagnostic companies, the application of genomics to new areas including molecular diagnostics, agriculture, human identity and consumer goods, and the availability of genetic markers and signatures of diagnostic value.

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

For the three months ended March 31, 2004, we incurred a net loss of $1.8 million.  Prior to the year ended December 31, 2003, we incurred losses each year since our inception, and as a result have an accumulated deficit of approximately $200.5 million at March 31, 2004. Our losses have resulted principally from costs incurred in research and development, manufacturing and from selling, general and administrative costs associated with our operations, including the costs of patent related litigation. These costs have historically exceeded our revenues and interest income, which to date have been generated principally from product sales, product related revenue, technology access and other license fees, royalties, collaborative research and development agreements, and from interest earned on cash and investment balances.

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

Company Outlook

As management looks ahead for the remainder of 2004, the outlook for our Company continues to be favorable for a number of reasons. We anticipate that continued improvements in macroeconomic factors, including access to capital markets, will favorably influence research and development expenditures of existing and potential customers; that the current regulatory market appears poised to leverage genetic information tools to improve the approval process for new drugs; and that we will see continued standardization on our technology platform for both existing and new applications. Although it is difficult to predict product demand, we expect our existing and future product offerings to provide continued growth in our product and product related revenue as the number of experiments conducted using GeneChip® technology continues to increase.  In particular, we anticipate that our new line of DNA analysis products, which were launched in the second half of 2003, will provide a meaningful contribution to our product revenue in 2004. Management also expects to realize additional operational efficiencies as we continue to leverage our investments in corporate infrastructure and information management systems.

Going forward, management is focused on growing the business and achieving sustained profitability. A key driver will be increasing the breadth of scientific and clinical applications of our technology, while also industrializing, automating and standardizing our technology to open new markets and drive revenue growth. The aim of our automation efforts is to reduce the cost per experiment, minimize operator variability and dramatically improve experimental throughput. We believe that our automation solutions will enjoy commercial success in the high-throughput markets just as our bench-top systems have in the research markets.

Critical Accounting Policies & Estimates

General

The following section of Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Certain accounting policies are particularly important to the reporting of our financial position and results of operations and require the application of significant judgment by our management. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Management believes the following critical accounting policies reflect its more significant estimates and assumptions used in the preparation of the condensed consolidated financial statements.

There have been no changes to our critical accounting policies from those included in our Form 10-K for December 31, 2003.

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

Accounts Receivable

We evaluate the collectibility of our trade receivables based on a combination of factors. We regularly analyze our significant customer accounts, and, when we become aware of a specific customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position, we record specific bad debt reserves to reduce the related receivable to the amount we reasonably believe is collectible. We also record reserves for bad debt on a small portion of all other customer balances based on a variety of factors including the length of time the receivables are past due, the financial health of the customer, macroeconomic considerations and historical experience. If circumstances related to specific customers change, our estimates of the recoverability of receivables could be further adjusted.

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

Results of Operations

The following discussion compares the historical results of operations for the three months ended March 31, 2004 and 2003, respectively.

Product Sales

The components of product sales are as follows (in thousands):

	Three Months Ended March 31,		Dollar change from 2003
	2004	2003
Probe arrays and related supplies	$45,525	$39,065	$6,460
Instruments	15,566	7,689	7,877
Total product sales	$61,091	$46,754	$14,337

Total product sales increased to $61.1 million for the three months ended March 31, 2004 compared to $46.8 million for the three months ended March 31, 2003. The increase was primarily due to growth in unit sales of our GeneChip® Scanner 3000 upgrades and Fluidics Station 450 upgrades which were introduced in the first and second quarters of 2003, respectively.  We also experienced growth in the unit sales and average selling price of our GeneChip® probe arrays, which includes the transition of our flagship Human and Mouse products from a two chip set to one chip. Unit sales of our GeneChip® related supplies also increased during the quarter  as a result of new product introductions.

Product Related Revenue

The components of product related revenue are as follows (in thousands):

	Three Months Ended March 31,		Dollar change from 2003
	2004	2003
Subscription fees	$5,559	$7,575	$(2,016)
Service and other	4,098	4,441	(343)
License fees and milestone revenue	3,865	2,378	1,487
Total product related revenue	$13,522	$14,394	$(872)

Total product related revenue decreased to $13.5 million for the three months ended March 31, 2004 compared to $14.4 million for the three months ended March 31, 2003. The decrease was primarily due to a decline in subscription fees earned under our EasyAccess™ agreements as we transition customers to volume-based discounting on product sales. Service and other revenue declined due to a decrease in the number of service contracts as pre-existing scanner customers upgraded to our GeneChip® Scanner 3000 which is covered by a one year warranty.  These decreases were partially offset by an increase in license fees earned in connection with the Roche agreement, which was effective for the entire quarter in 2004. License fees and milestone revenue earned in connection with the Roche agreement signed in January 2003, was $3.9 million and $2.4 million for the three months ended March 31, 2004 and 2003, respectively.

Royalties and Other Revenue (in thousands)

	Three Months Ended March 31,		Dollar change from 2003
	2004	2003
Royalties and other revenue	$2,371	$3,154	$(783)

Royalties and other revenue decreased to $2.4 million for the three months ended March 31, 2004 compared to $3.2 million for the three months ended March 31, 2003. The decrease was primarily due to a decline in the number and average selling price of our non-core license agreements and a decrease in research activity related to an existing grant.

Revenue From Perlegen Sciences (in thousands)

	Three Months Ended March 31,		Dollar change from 2003
	2004	2003
Revenue from Perlegen Sciences	$1,649	$2,509	$(860)

Revenue from the sale of wafers to Perlegen, an affiliated party, decreased to $1.6 million for the three months ended March 31, 2004 compared to $2.5 million for the three months ended March 31, 2003. The decrease was consistent with the decrease in Perlegen’s contractual obligations.  During the three months ended March 31, 2004, we also sold Perlegen GeneChip® instruments on which we earned margins consistent with our sales of instruments to other customers.

Product and Product Related Gross Margins (in thousands, except percentage amounts)

			Dollar / Percentage change from 2003
	Three Months Ended March 31,
	2004	2003

Total gross margin on product sales	$40,359	$29,934	$10,425
Total gross margin on product related revenue	10,666	12,201	(1,535)

Total gross margin on product and product related revenue	$51,025	$42,135	$8,890

Product gross margin as a percentage of product sales	66.1%	64.0%	2.1%

Product related gross margin as a percentage of product related revenue	78.9%	84.8%	(5.9)%

Total gross margin on product sales increased to 66.1% for the three months ended March 31, 2004 from 64.0% for the three months ended March 31, 2003.  This improvement was primarily due to an increase in instrument gross margins related to higher average selling prices and lower costs of production due to increased utilization of our Bedford facility. Product related gross margin decreased by 5.9% to 78.9% for the three months ended March 31, 2004 primarily due to a decrease in unit sales of our EasyAccess™ agreements as we transition customers to volume-based discounting on product sales.

Cost of Perlegen Revenues (in thousands)

	Three Months Ended March 31,		Dollar change from 2003
	2004	2003
Cost of revenue from Perlegen Sciences	$1,371	$2,509	$(1,138)

Pursuant to a supply agreement with Perlegen, we sell whole wafers to Perlegen for use in Perlegen’s research and development activities at our fully burdened cost of manufacturing. Cost of Perlegen revenue decreased to approximately $1.4 million for the three months ended March 31, 2004 as compared to $2.5 million for the three months ended March 31, 2003. The decrease in the cost of Perlegen revenue is related to the reduction in wafer purchases made by Perlegen, which is consistent with Perlegen’s declining contractual purchase obligations. This decrease was partially offset by costs associated with Perlegen’s purchase of GeneChip instruments, on which we earned margins consistent with our sales of instruments to other customers.

Research and Development Expenses (in thousands)

	Three Months Ended March 31,		Dollar change from 2003
	2004	2003
Research and development	$17,296	$15,905	$1,391

Research and development expenses, which primarily consist of basic research, product research and development and manufacturing process and development, increased to $17.3 million for the three months ended March 31, 2004 compared to $15.9 million for the three months ended March 31, 2003. The increase was primarily due to the increased utilization of our pilot operations facility in Sunnyvale for research related to our new product development.  We also increased our spending on basic research and development.

We believe a substantial investment in research and development is essential to a long-term sustainable competitive advantage and critical to expansion into additional high throughput markets.

Selling, General and Administrative Expenses (in thousands)

	Three Months Ended March 31,		Dollar change from 2003
	2004	2003
Selling, general and administrative	$28,269	$27,975	$294

Selling, general and administrative expenses remained relatively flat at $28.3 million for the three months ended March 31, 2004 compared to $28.0 million for the three months ended March 31, 2003.  The Company decreased its spending related to its sales and support costs in Japan as our Japanese operations completed their obligations associated with a prior distribution agreement.  In addition, the Company decreased its legal expenses primarily due to the cash reimbursement of legal costs associated with the resolution of an intellectual property dispute and a decrease in general legal expense.  These decreases were offset by an increase in general administrative expense related to on-going regulatory compliance efforts and external marketing expenses.

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

Amortization of Deferred Stock Compensation (in thousands)

	Three Months Ended March 31,		Dollar change from 2003
	2004	2003
Amortization of deferred stock compensation	$324	$695	$(371)

Stock compensation expense decreased to $0.3 million for the three months ended March 31, 2004 compared to $0.7 million for the three months ended March 31, 2003.  Upon the acquisition of Neomorphic in October 2000, the fair value of unvested common stock subject to restricted stock agreements and the intrinsic value of the unvested options held by employees were deducted from the purchase price and allocated to deferred stock compensation. Approximately $0.5 million of the remaining deferred stock compensation of $4.9 million is being amortized to compensation expense over the remaining vesting term, generally two to four years.  We ceased amortizing $4.4 million of deferred stock compensation related to an executive level Neomorphic employee who commenced a leave of absence during the latter part of fiscal 2001.  The remaining $4.4 million balance will be amortized if and when the employee resumes active status with the Company.

Amortization of Purchased Intangibles (in thousands)

	Three Months Ended March 31,		Dollar change from 2003
	2004	2003
Amortization of purchased intangibles	$—	$281	$(281)

We incurred no charges related to purchased intangibles during the three months ended March 31, 2004 as we fully amortized all of our purchased intangibles during the fiscal year ended 2003.  Amortization of purchased intangibles was $0.3 million for the three months ended March 31, 2003.

Charge for Acquired In-process Technology (in thousands)

	Three Months Ended March 31,		Dollar change from 2003
	2004	2003
Charge for acquired in-process technology	$—	$10,096	$(10,096)

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

Interest Income and Other, Net (in thousands)

	Three Months Ended March 31,		Dollar change from 2003
	2004	2003
Interest income and other, net	$1,075	$2,375	$(1,300)

Interest income and other, net decreased to $1.1 million for the three months ended March 31, 2004 compared to $2.4 million for the three months ended March 31, 2003. The decrease in interest income and other, net was primarily due to a $1.4 million impairment charge due to an other-than-temporary decline in the carrying value of a non-marketable equity security.  In addition, we experienced lower returns on our cash and marketable securities portfolio as we had lower cash balances due to the $271.8 million of bond redemptions completed during the three months ended March 31, 2004. These decreases were partially offset by a $0.6 million gain recognized on the sale of a portion of our investment in Perlegen common stock.

Interest Expense (in thousands)

	Three Months Ended March 31,		Dollar change from 2003
	2004	2003
Interest expense	$9,834	$4,900	$4,934

Interest expense increased to $9.8 million for the three months ended March 31, 2004 compared to $4.9 million for the three months ended March 31, 2003. The increase was primarily due to the write off of approximately $3.8 million in issuance costs plus $4.3 million in redemption premiums incurred by us related to both the 5% and 4.75% convertible subordinated notes that were redeemed in the quarter ended March 31, 2004.  Interest expense for the three months ended March 31, 2004 included a full quarter’s worth of interest associated with the $120 million of 0.75% senior convertible notes issued in December 2003 as well as partial period interest charges on the 5% and 4.75% notes.  For the three months ended March 31, 2003, interest expense was primarily related to our 5% and 4.75% notes. We expect interest expense to decrease in future years as a result of the redemptions of the 5% and 4.75% notes.

Income Tax Provision

The provision for income tax increased to $0.9 million for the three months ended March 31, 2004 compared to $0.5 million for the three months ended March 31, 2003. For the three months ended March 31, 2004, the provision consists of foreign and state taxes.  For the three months ended March 31, 2003, the provision consists of foreign, federal and state taxes. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the historical operating performance and the reported cumulative net losses in all prior years, at March 31, 2004, we provided a full valuation allowance against our net deferred tax assets.

Liquidity and Capital Resources

Cashflow (in thousands)

	Three Months Ended March 31,
	2004	2003
Net cash provided by operating activities	$11,253	$71,689
Net cash provided by (used in) investing activities	8,988	(118,047)
Net cash (used in) provided by financing activities	(255,959)	4,267
Effect of foreign currency translation on cash and cash equivalents	(205)	150

Net (decrease) increase in cash and cash equivalents	$(235,923)	$(41,941)

Net cash provided by operating activities was $11.3 million for the three months ended March 31, 2004, as compared to cash provided by operating activities of $71.7 million for the three months ended March 31, 2003. The decrease in our net cash flow from operating activities was primarily due to the $70.0 million Roche transaction in the first quarter of 2003, partially offset by the $10.1 million charge recorded in January 2003 related to the acquisition of in-process research and development.

Our investing activities, other than purchases, sales and maturities of available-for-sale securities, primarily consisted of capital expenditures of $5.4 million for the three months ended March 31, 2004, as compared to capital expenditures, the purchase of an option to license technology, and the purchase of technology rights of $2.7 million, $3.0 million and $2.9 million, respectively, for the three months ended March 31, 2003. Capital expenditures during the three months ended March 31, 2004 related primarily to investments in information management systems, along with continued expansion in manufacturing and other operating facilities.

Net cash used in financing activities was $256.0 million for the three months ended March 31, 2004, as compared to cash provided by financing activities of $4.3 million for the three months ended March 31, 2003.  The decrease primarily relates to the $271.8 million cash outflow for the redemption of the remaining 5% and 4.75% notes during the three months ended March 31, 2004.  This was partially offset by the increase of $11.6 million from the issuance of common stock from stock option exercises pursuant to the Company’s equity incentive plans.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2004, we are not involved in any SPE transactions.

The impact that our contractual obligations as of March 31, 2004 are expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

	Total	2004	2005-2006	2007-2008	After 2008

Senior convertible notes (1)	$120,000	$—	$—	$120,000	$—
Operating leases	60,736	5,121	14,131	14,510	26,974
Purchase commitments (2)	14,370	5,524	8,544	302	—
Other commitments (3)	6,580	4,070	1,010	1,000	500

Total contractual obligations	$201,686	$14,715	$23,685	$135,812	$27,474

(1)                                  Our 0.75% senior convertible notes are due in 2033, however holders may require us to repurchase all or a portion of their notes on December 31, 2008, 2013, 2018, 2023, and 2028.

(2)                                  Purchase commitments include agreements to purchase goods or services that are enforceable and legally binding on Affymetrix and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(3)                                  Other commitments relate to an obligation held by the Company to contribute money in a venture capital limited partnership. The venture capital limited partnership may call in this amount, in part or in full at any time according to the contract terms. Other commitments also include a funding obligation related to a research and development agreement which expires in 2005 and funding to support two fellowships under the Bio-X Program at Stanford.

We have financed our operations primarily through product sales, sales of equity and debt securities, collaborative agreements, interest income, and licensing of our technology. As of March 31, 2004, we had cash, cash equivalents and available-for-sale securities of $211.7 million. We anticipate that our existing capital resources along with the cash to be generated from operations will enable us to maintain currently planned operations, and planned capital expenditures (estimated to be between $23.0 million and $27.0 million for the year ending December 31, 2004), for the foreseeable future. However, this expectation is based on our current operating, financing and capital expenditure plans, which are subject to change, and therefore we could require additional funding. We also expect that our capital requirements will increase over the next several years as we expand our worldwide commercial operations, expand our manufacturing capabilities, increase our investments in third parties and expand our research and development efforts. Our long-term capital expenditure requirements will depend on numerous factors, including: the expansion of commercial scale manufacturing capabilities; our ability to maintain existing collaborative and customer arrangements and establish and maintain new collaborative and customer arrangements; the progress of our research and development programs; initiation or expansion of research programs and collaborations; the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; the effectiveness of product commercialization activities and arrangements; the purchase of patent licenses; and other factors.

As of March 31, 2004, we have no credit facility or other committed sources of capital. To the extent capital resources are insufficient to meet future capital requirements, we will have to raise additional funds to continue the development of our technologies. There can be no assurance that such funds will be available on favorable terms, or at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to our stockholders. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into collaboration agreements on unattractive terms. Our inability to raise capital would have a material adverse effect on our business, financial condition and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the three months ended March 31, 2004, we redeemed all our outstanding 4.75% and 5% convertible subordinated notes at their $267.5 million face amount.  As of March 31, 2004, only our .75% senior convertible notes were outstanding and had a carrying amount and fair value of $120.0 million.  As of March 31, 2004, our investments in available-for-sale debt securities had a carrying value of $178.0 million and a fair value of $178.8 million, which was lower compared to December 31, 2003 primarily because a portion of our investments was liquidated to fund the bond redemption.  There have been no other significant changes in our market risk compared to the disclosures in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

(a)                                  Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)                                 Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

General

We have been in the past and continue to be a party to litigation which has consumed and may in the future continue to consume substantial financial and managerial resources and which could adversely affect our business, financial condition and results of operations. If in any pending or future intellectual property litigation involving us or our collaborative partners, we are found to have infringed the valid intellectual property rights of third parties, we, or our collaborative partners, could be subject to significant liability for damages, could be required to obtain a license from a third party, which may not be available on reasonable terms or at all, or could be prevented from manufacturing and selling our products. In addition, if we are unable to enforce our patents and other intellectual property rights against others, or if our patents are found to be invalid or unenforceable, third parties may more easily be able to introduce and sell DNA array technologies that compete with our GeneChip® brand technology, and our competitive position could suffer. We expect to devote substantial financial and managerial resources to protect our intellectual property rights and to defend against the claims described below as well as any future claims asserted against us. Further, because of the substantial amount of discovery required in connection with any litigation, there is a risk that confidential information could be compromised by disclosure.

Applera Corporation Settlement

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003, on March 12, 2004, we completed our settlement with Applera Corporation resolving the existing litigation between us that was pending in the United States District Court for the Southern District of New York.  The settlement encompasses a lawsuit between us involving five Applera patents related to processes for making oligonucleotides and reagents that we purchased from Applera licensed vendors. Under the terms of the settlement, we are not required to pay any sums to Applera or license any of Applera’s patents and, as such, the settlement is not expected to result in a material adverse effect on our business, financial condition and results of operations.

Purported Shareholder Class Action Lawsuits

On April 10, 2003, two individuals filed a purported shareholder class action lawsuit under the federal securities laws in the United States District Court for the Northern District of California. The defendants in this case include us, three of our executive officers and one outside director. The lawsuit relates to our January 29, 2003 announcement of our financial expectations for 2003 and subsequent announcement on April 3, 2003, updating our financial guidance for the first quarter of 2003. The lawsuit alleges, among other things, that our January 29, 2003 financial guidance was misleading and GlaxoSmithKline plc sold our shares during the first quarter of 2003 while in possession of material nonpublic information. On June 10, 2003, the plaintiffs in this action filed a notice of voluntary dismissal of the lawsuit without prejudice, and the Court granted the dismissal by order dated June 12, 2003.

On May 20, 2003, two other individuals filed a second purported shareholder class action lawsuit in the United States District Court for the Northern District of California that is substantively identical to the one filed on April 10, 2003. The second lawsuit alleges the same claims against the same defendants on behalf of the same purported class of shareholders (those who purchased our securities between January 29, 2003 and April 3, 2003) as the earlier-filed lawsuit. On September 5, 2003, the Court granted the plaintiffs’ unopposed motion for appointment of themselves as lead plaintiffs and approved their selection of lead counsel for the purported class. The plaintiffs filed an amended complaint on November 7, 2003. We and the individual defendants filed a motion to dismiss the amended complaint on December 22, 2003 and on March 11, 2004, the Court granted the motion to dismiss without prejudice in order to allow the plaintiffs the opportunity to attempt to remedy the pleading defects in their amended complaint if they choose to do so.

The plaintiffs chose not to do so.  On April 22, 2004, in view of plaintiffs’ decision not to file a second amended complaint, the parties to the action filed a stipulation and proposed order dismissing the entire action with prejudice.  On April 27, 2004, the Court issued an order directing the parties to address certain procedural aspects regarding dismissal of the action.  On May 4, 2004, the parties submitted a response to the Court.

We anticipate that, pursuant to the parties’ stipulation and proposed order, the Court will dismiss the action with prejudice; we, however, cannot be sure that the Court will do so.  In the unlikely event that this action is not dismissed, our failure to successfully defend against the action could result in a material adverse effect on our business, financial condition and results of operations.

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

In the action pending in the U.K., on August 14, 2003, we commenced proceedings in the English High Court seeking a declaratory judgment that the Multilyte patents are not infringed and are invalid. On September 25, 2003, Multilyte counterclaimed in the U.K. proceedings, alleging that we infringed the Multilyte patents in the U.K. and claiming damages, an injunction and legal costs. The English High Court has directed that the issues of whether the Multilyte patents are valid and whether they have been infringed by us are to be heard together.  On April 19, 2004, Multilyte wrote to the U.K. Patent Office to surrender EP 0 134 215.  The trial of the action in the English High Court is set to begin on October 11, 2004. Multilyte sought a stay of the UK proceedings. The English High Court denied Multilyte’s motion.

In the action pending in the U.S., on August 13, 2003, we commenced proceedings in the United States District Court for the Northern District of California seeking a declaratory judgment that eight Multilyte patents are not infringed and are invalid. Multilyte has agreed that we do not infringe five of the eight named patents. On October 24, 2003, we filed an amended complaint seeking a declaratory judgment as to three of the original eight named patents—U.S. Patents

5,432,099, 5,599,720 and 5,807,755. On November 12, 2003, Multilyte filed an answer to our complaint for declaratory judgment and asserted counterclaims against us alleging infringement of the three patents named by us in our complaint. Multilyte has voluntary submitted the three patents in suit to the United States Patent and Trademark Office for voluntary re-examination. Typically, re-examination proceedings take at least 12 months. A Markman hearing in which the Court will construe the scope of the claims of the Multilyte patents in this action is scheduled for May 24, 2004, and a trial date is scheduled for January 2005.

We believe that Multilyte’s claims are without merit and have filed the declaratory judgment and nullity actions to protect our interests. However, we cannot be sure that we will prevail in these matters. Our failure to successfully defend against these allegations could result in a material adverse effect on our business, financial condition and results of operations.

Enzo Litigation

On October 28, 2003, Enzo Life Sciences, Inc., a wholly-owned subsidiary of Enzo Biochem, Inc. (collectively “Enzo”) filed a complaint against us that is now pending in the United States District Court for the Southern District of New York for breach of contract, injunctive relief and declaratory judgment. The Enzo complaint relates to a 1998 distributorship agreement with Enzo under which we served as a non-exclusive distributor of certain reagent labeling kits supplied by Enzo. In its complaint, Enzo seeks monetary damages and an injunction against us from using, manufacturing or selling Enzo products and from inducing collaborators and customers to use Enzo products in violation of the 1998 agreement. Enzo also seeks the transfer of certain Affymetrix patents to Enzo. In connection with its complaint, Enzo provided us with a notice of termination of the 1998 agreement effective on November 12, 2003.

On November 10, 2003, we filed a complaint against Enzo in the United States District Court for the Southern District of New York for declaratory judgment, breach of contract and injunctive relief relating to the 1998 agreement. In our complaint, we allege that Enzo has engaged in a pattern of wrongful conduct against us and other Enzo labeling reagent customers by, among other things, asserting improperly broad rights in its patent portfolio, improperly using the 1998 agreement and distributorship agreements with others in order to corner the market for non-radioactive labeling reagents, and improperly using the 1998 agreement to claim ownership rights to our proprietary technology. We seek declarations that we have not breached the 1998 agreement, that we are entitled to sell our remaining inventory of Enzo reagent labeling kits, and that nine Enzo patents that are identified in the 1998 agreement are invalid and/or not infringed by us. We also seek damages and injunctive relief to redress Enzo’s alleged breaches of the 1998 agreement, its alleged tortuous interference with the Company’s business relationships and prospective economic advantage, and Enzo’s alleged unfair competition. We filed a notice of related case stating that our complaint against Enzo is related to the complaints already pending in the Southern District of New York against eight other former Enzo distributors. The Southern District of New York has related our case.  On March 1, 2004, we attended a status conference before Judge John Sprizzo in the Southern District of New York regarding Enzo’s suit against us, as well as the related suits between Enzo and the several other former Enzo distributors. At the status conference, we requested that Enzo’s related lawsuit against us be reassigned within the Southern District of New York to Judge Sprizzo; this reassignment has since occurred. Also, Judge Sprizzo did not consolidate Enzo’s suit against us with our suit against Enzo, but indicated that he may do so in the future.  In an order dated March 11, 2004, Judge Sprizzo set a deadline of November 5, 2004 for completion of fact discovery in all of the Enzo cases pending before him, including the cases between Enzo and us. Judge Sprizzo also set a pretrial conference scheduled for November 8, 2004.  On April 9, 2004, we filed our answer to Enzo’s complaint. Enzo was due to answer our complaint on May 3, 2004.  There is no trial date in the actions between Enzo and us.

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

Administrative Litigation and Proceedings

Our intellectual property is expected to be subject to significant additional administrative and litigation actions. For example, in Europe and Japan, third parties are expected to oppose significant patents that we own or control. Currently, Multilyte Ltd. and ProtoGene Laboratories, Inc. are parties that have filed oppositions against our EP 0 619 321 patent in the European Patent Office, and PamGene B.V. has filed an opposition against our EP 0 728 520. Also, Abbott Laboratories, Applera, Clondiag and CombiMatrix are parties in opposition against our EP 0 834 575. Abbott Laboratories, CombiMatrix, PamGene B.V., Applera and Dr. Peter Schneider have filed oppositions against our EP 0 834 576. CombiMatrix has filed an opposition against EP 0 695 941.  Agilent, CombiMatrix, Clondiag and Applera have filed an opposition against EP 0 853 679 and Applera has opposed EP 0 972 564. These procedures will result in the patents being either upheld in their entireties, allowed to issue in amended form in designated European countries, or revoked.

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

WE HAVE A HISTORY OF OPERATING LOSSES AND MAY INCUR FUTURE LOSSES.

For the three months ended March 31, 2004, we incurred a net loss of $1.8 million.  Prior to the year ended December 31, 2003, we incurred losses each year since our inception, and as a result have an accumulated deficit of approximately $200.5 million at March 31, 2004. We expect to continue experiencing fluctuations in our operating results and cannot assure sustained profitability. Our losses have resulted principally from costs incurred in research and development, manufacturing and from selling, general and administrative costs associated with our operations, including the costs of patent related litigation.

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

•                                          general economic conditions affecting our target customers;

•                                          changes in the attitude of the pharmaceutical industry towards the use of genetic information and genetic testing as a methodology for drug discovery and development; and

•                                          changes in the competitive landscape.

Many of these factors have impacted, and may in the future impact, the demand for our products and our quarterly operating results. Although we are expanding our customer base, our revenues are generated from a relatively small number of pharmaceutical and biotechnology companies and academic research centers. We expect that these customers will in the aggregate continue to account for a substantial portion of revenues for the foreseeable future. In the event that we experience cautious capital spending by academic and biotech customers and general economic weakness in the biotechnology sector as we did in the first quarter of 2003, revenue expectations from these customer segments may continue to fluctuate.

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

We depend on our vendors to provide components of our products in required volumes, at appropriate quality and reliability levels, and in compliance with regulatory requirements. Key parts of the GeneChip® product line, such as the hybridization oven, certain reagent kits and lithographic masks as well as certain raw materials used in the synthesis of probe arrays, are currently available only from a single source or limited sources. For example, we have relied on Enzo Life Sciences, Inc. to manufacture various labeling kits recommended for the processing of samples for use with probe arrays in expression analysis applications. In connection with Enzo’s lawsuit against us, effective November 12, 2003, Enzo terminated its agreement under which Affymetrix served as a non-exclusive distributor of certain reagent labeling kits supplied by Enzo. (See Part II, Item 1, Legal Proceedings.) Although we have met the demands of our customers’ needs by selling our own GeneChip® brand labeling kits, our inability to do so either as a result of Enzo’s legal proceedings against us or our inability to obtain a supply of components from other vendors that meet our customers’ performance and quality demands, could result in lost revenue and harm our business, financial condition and results of operations.

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

The market for molecular diagnostics products is currently limited and highly competitive, with several large companies already having significant market share. Companies such as Abbott Laboratories, Becton Dickinson, Bayer AG, Celera Diagnostics,  Illumina, Roche Diagnostics, Johnson & Johnson, bioMérieux and Beckman Coulter have the strategic commitment to diagnostics, the financial and other resources to invest in new technologies, substantial intellectual property portfolios, substantial experience in new product development, regulatory expertise, manufacturing capabilities and the distribution channels to deliver products to customers. Established diagnostic companies also have an installed base of instruments in several markets, including clinical and reference laboratories, which are not compatible with the GeneChip® system and could deter acceptance of our products. In addition, these companies have formed alliances with genomics companies which provide them access to genetic information that may be incorporated into their diagnostic tests.

Future competition will likely come from existing competitors as well as other companies seeking to develop new technologies for analyzing genetic information. For example companies such as Applied Biosystems and Agilent Technologies have recently introduced new products for gene expression research and analysis. In addition, pharmaceutical and biotechnology companies have significant needs for genomic information and may choose to develop or acquire competing technologies to meet these needs. In the molecular diagnostics field, competition will likely come from established diagnostic companies, companies developing and marketing DNA probe tests for genetic and other diseases and other companies conducting research on new technologies to ascertain and analyze genetic information. Further, in the event that we develop new technology and products that compete with existing technology and products of well established companies, there can be no guarantee that the marketplace will readily adopt any such new technology and products that we may introduce in the future.

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

A significant amount of the Company’s revenue is currently generated from sales outside the United States. Though such transactions are denominated in both U.S. dollars and foreign currencies, the Company’s future revenue, gross margin, expenses and financial condition are still affected by such factors as changes in foreign currency exchange rates, unexpected changes in, or impositions of, legislative or regulatory requirements, including export and trade barriers and taxes; longer payment cycles and greater difficulty in accounts receivable collection. We are also subject to general geopolitical risks in connection with international operations, such as political, social and economic instability, potential hostilities and changes in diplomatic and trade relationships. We cannot assure investors that one or more of the foregoing factors will not have a material adverse effect on our business, financial condition and operating results or require us to modify our current business practices.

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

Genetic testing has raised ethical issues regarding privacy and the appropriate uses of the resulting information. For these reasons, governmental authorities may call for limits on or regulation of the use of genetic testing or prohibit testing for genetic predisposition to certain conditions, particularly for those that have no known cure. Similarly, such concerns may lead individuals to refuse to use genetics tests even if permissible. Any of these scenarios could reduce the potential markets for our molecular diagnostic products, which could have a material adverse effect on our business, financial condition and results of operations.

Healthcare reform and restrictions on reimbursements may limit our returns on molecular diagnostic products that we may develop with our collaborators.

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

The market price of our common stock is extremely volatile. To demonstrate the volatility of our stock price, during the twelve-month period ending on March 31, 2004, the volume of our common stock traded on any given day has ranged from 286,700 to 19,405,300 shares. Moreover, during that period, our common stock has traded as low as $16.58 per share and as high as $36.00 per share.

Furthermore, volatility in the stock price of other companies has often led to securities class action litigation against those companies. For example, purported securities class action lawsuits were filed against us in the United States District Court for the Northern District of California after a drop in our stock price following our April 3, 2003 announcement updating our financial guidance for the first quarter of 2003. For additional information concerning these purported securities class action lawsuits, see the section of this Form 10-Q entitled “Legal Proceedings.” Securities litigation against us could result in substantial costs and divert management’s attention and resources, which could seriously harm our business, financial condition and results of operations.

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

(b)                                 REPORTS ON FORM 8-K.

On January 15, 2004, the Company filed a Report on Form 8-K to report under Item 9 (Regulation FD Disclosure) and Item 12 (Results of Operations and Financial Condition).  Under the Form 8-K, Affymetrix furnished that it reaffirmed its previous revenue guidance for fiscal year 2003 which was issued in its October 23, 2003 earnings press release.

On January 28, 2004, the Company filed a Report on Form 8-K to report under Item 7 (Financial Statements and Exhibits) and Item 12 (Results of Operations and Financial Condition) that the Company issued a press release announcing the Company’s operating results for the year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	By:	/s/ GREGORY T. SCHIFFMAN
	Name:	Gregory T. Schiffman
	Title:	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

May 10, 2004

AFFYMETRIX, INC.

EXHIBIT INDEX

MARCH 31, 2004

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