Form 10-Q
period 2004-06-30
AFFYMETRIX INC
filed 2004-08-09
CIK 913077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED JUNE 30, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

COMMON SHARES OUTSTANDING ON JULY 31, 2004:  60,662,133

AFFYMETRIX, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AFFYMETRIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

(UNAUDITED)

	June 30, 2004	December 31, 2003
		(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$54,227	$275,928
Available-for-sale securities	105,692	183,955
Accounts receivable	62,812	71,343
Inventories	18,801	22,632
Prepaid expenses and other current assets	5,510	7,443
Total current assets	247,042	561,301
Property and equipment, net	62,882	62,611
Acquired technology rights, net	67,511	27,818
Goodwill	18,601	18,601
Notes receivable from employees	2,699	1,500
Other assets	26,341	28,333
	$425,076	$700,164

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$42,028	$71,044
Deferred revenue — current portion	32,110	30,019
Convertible subordinated notes — short-term	—	267,460
Total current liabilities	74,138	368,523
Deferred revenue — long-term portion	36,664	43,346
Other long-term liabilities	3,913	3,240
Convertible notes	120,000	120,000
Stockholders’ equity:
Common stock	606	595
Additional paid-in capital	389,689	370,304
Notes receivable from stockholders	(451)	(428)
Deferred stock compensation	(4,537)	(5,185)
Accumulated other comprehensive loss	(1,463)	(1,572)
Accumulated deficit	(193,483)	(198,659)
Total stockholders’ equity	190,361	165,055
	$425,076	$700,164

Note 1:                             The condensed consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date included in the Company’s Form 10-K for the fiscal year ended December 31, 2003.

See accompanying notes.

AFFYMETRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue:
Product sales	$61,664	$49,216	$122,755	$95,974
Product related revenue	13,511	13,977	27,033	28,366
Total product and product related revenue	75,175	63,193	149,788	124,340
Royalties and other revenue	3,187	2,690	5,558	5,845
Revenue from Perlegen Sciences	1,392	2,751	3,041	5,261
Total revenue	79,754	68,634	158,387	135,446

Costs and expenses:
Cost of product sales	19,388	16,997	40,120	33,817
Cost of product related revenue	2,076	2,308	4,932	4,501
Cost of revenue from Perlegen Sciences	1,099	2,751	2,470	5,261
Research and development	17,804	16,622	35,100	32,527
Selling, general and administrative	29,955	24,183	58,224	52,159
Amortization of deferred stock compensation	324	673	648	1,368
Amortization of purchased intangibles	—	281	—	562
Charge for acquired in-process technology	—	—	—	10,096
Total costs and expenses	70,646	63,815	141,494	140,291
Income (loss) from operations	9,108	4,819	16,893	(4,845)
Interest and other income (expense), net	(940)	5,986	135	8,362
Interest expense	(404)	(5,266)	(10,238)	(10,167)

Income (loss) before income taxes	7,764	5,539	6,790	(6,650)
Income tax provision	(755)	(344)	(1,614)	(878)
Net income (loss)	$7,009	$5,195	$5,176	$(7,528)

Basic net income (loss) per share	$0.12	$0.09	$0.09	$(0.13)

Diluted net income (loss) per share	$0.11	$0.09	$0.08	$(0.13)

Shares used in computing basic net income (loss) per share	60,376	58,708	60,140	58,628

Shares used in computing diluted net income (loss) per share	62,970	60,193	62,775	58,628

See accompanying notes.

AFFYMETRIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$5,176	$(7,528)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,171	11,409
Gain from the repurchase of convertible subordinated notes	—	(739)
Redemption premium and related write-off of debt issuance costs	8,095	—
Amortization of intangible assets	2,220	2,266
Amortization of investment premiums (discounts), net	(1,375)	1,893
Stock-based compensation	648	1,368
Realized loss (gain) on sales of investments	999	(5,131)
Write down of equity investments	1,607	496
Amortization of debt offering costs	376	866
Accretion of interest on notes receivable	(23)	(43)
Loss on write-off of equipment	424	398
Changes in operating assets and liabilities:
Accounts receivable, net	8,531	15,023
Inventories	3,831	63
Prepaid expenses and other current assets	(3,034)	2,614
Accounts payable and accrued and other current liabilities	(27,995)	(5,317)
Deferred revenue	(4,591)	65,037
Other long-term liabilities	673	(481)
Net cash provided by operating activities	5,733	82,194

Cash flows from investing activities:
Capital expenditures	(10,866)	(5,511)
Purchases of available-for-sale securities	(97,695)	(335,717)
Proceeds from the sales and maturities of available-for-sale securities	175,634	330,394
Purchase of non-marketable equity investment	—	(1,000)
Purchase of technology rights	(41,913)	(5,903)
Net cash provided by (used in) investing activities	25,160	(17,737)

Cash flows from financing activities:
Issuance of common stock	19,396	5,624
Repurchase of convertible subordinated notes	—	(100,701)
Redemption of convertible subordinated notes	(271,778)	—
Net cash used in financing activities	(252,382)	(95,077)
Effect of exchange rate changes on cash	(212)	(60)
Net decrease in cash and cash equivalents	(221,701)	(30,680)
Cash and cash equivalents at beginning of period	275,928	67,888
Cash and cash equivalents at end of period	$54,227	$37,208

See accompanying notes.

AFFYMETRIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
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

Stock-Based Compensation

At June 30, 2004, the Company has six stock-based employee and non-employee director compensation plans, which are more fully described in the Company’s Annual Report on Form 10-K. The Company has elected to continue to follow the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations for these plans. During the three and six months ended June 30, 2004 and 2003, no stock-based compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant in accordance with FASB Statement No. 123, “Accounting for Stock-Based Compensation (“SFAS 123”), as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”).

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123, as amended by SFAS 148, to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss)—as reported	$7,009	$5,195	$5,176	$(7,528)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(3,701)	(7,975)	(7,823)	(15,441)
Pro forma net income (loss)	$3,308	$(2,780)	$(2,647)	$(22,969)

Net income (loss) per share:
Basic net income (loss) per share-as reported	$0.12	$0.09	$0.09	$(0.13)

Diluted net income (loss) per share-as reported	$0.11	$0.09	$0.08	$(0.13)

Basic and diluted net income (loss) per share-pro forma	$0.05	$(0.05)	$(0.04)	$(0.39)

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss).  Other comprehensive income (loss) includes unrealized gains and losses on the Company’s available-for-sale securities and hedging contracts that are excluded from net income (loss), changes in fair value of derivatives designated as and effective as cash flow hedges, and foreign currency translation adjustments (see note 5).

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share is calculated using the weighted-average number of common shares outstanding during the period less the weighted-average shares subject to repurchase. Diluted net income (loss) per share gives effect to the dilutive effect of stock options and warrants (calculated based on the treasury stock method) and convertible debt (calculated using an as if-converted method).  The calculation of diluted net income (loss) per share excludes shares of potential common stock if their effect is anti-dilutive.

The following table sets forth the computation of the weighted-average shares used in the basic and diluted net income (loss) per share calculations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Weighted-average shares outstanding	60,455	58,825	60,221	58,751
Less: weighted-average shares of common stock subject to repurchase	(79)	(117)	(81)	(123)
Weighted-average shares used in computing basic net income (loss) per share	60,376	58,708	60,140	58,628
Weighted-average effect of dilutive securities:
Options	2,557	1,452	2,598	—
Warrants	37	33	37	—
Weighted-average shares used in computing diluted net income (loss) per share	62,970	60,193	62,775	58,628

Securities excluded from the computation of basic and diluted net loss per share, on an actual outstanding basis, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Options and warrants	2,111	7,397	2,111	10,257
Convertible notes	3,870	2,689	3,870	2,689
Common stock subject to repurchase	9	19	9	112

Total	5,990	10,105	5,990	13,058

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

Derivative Instruments

In April, 2004, the Company began hedging a percentage of its assets that are held in nonfunctional currencies of its subsidiaries with forward contracts and the gains or losses on these contracts largely offset gains and losses on the change in value of the underlying asset.  The Company’s balance sheet hedging policy is designed to reduce the fluctuations in earnings due to changes in foreign currency exchange rates.  The Company’s foreign currency forward contracts are entered into for periods consistent with the related underlying exposures and do not constitute positions that are independent of those exposures. In addition, the Company does not enter into foreign currency forward contracts for trading or speculative purposes, is not party to any leveraged derivative instrument, and may only enter into derivative agreements with highly rated counterparties.

NOTE 2—PRODUCT SALES AND PRODUCT RELATED REVENUE

The components of product sales are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Probe arrays and related supplies	$41,597	$33,629	$87,122	$72,698
Instruments	20,067	15,587	35,633	23,276
Total product sales	$61,664	$49,216	$122,755	$95,974

The components of product related revenue are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Subscription fees	$4,956	$5,977	$10,515	$13,552
Service and other	3,337	4,421	7,436	8,857
License fees and milestone revenue	5,218	3,579	9,082	5,957
Total product related revenue	$13,511	$13,977	$27,033	$28,366

NOTE 3—INVENTORIES

Inventories consist of the following (in thousands):

	June 30, 2004	December 31, 2003
Raw materials	$8,288	$9,129
Work-in-process	4,709	4,226
Finished goods	5,804	9,277

Total	$18,801	$22,632

NOTE 4—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

	June 30, 2004	December 31, 2003
Accounts payable	$12,006	$15,130
Accrued compensation and related liabilities	15,853	18,767
Accrued interest on convertible notes	37	4,260
Accrued taxes	6,034	3,756
Accrued legal	982	3,261
Accrued royalties	392	15,465
Accrued warranties	2,991	2,950
Other	3,733	7,455

Total	$42,028	$71,044

NOTE 5—COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss)	$7,009	$5,195	$5,176	$(7,528)
Foreign currency translation adjustment	(7)	(210)	(212)	(60)
Unrealized gain (loss) on available-for-sale securities	(1,214)	711	(699)	1,045
Unrealized gain (loss) on hedging contracts	850	(187)	1,020	(405)
Comprehensive income (loss)	$6,638	$5,509	$5,285	$(6,948)

NOTE 6—INTANGIBLE ASSETS

Acquired technology rights are comprised of licenses to technology covered by patents to third parties and are amortized over the expected useful life of the underlying patents, which range from one to fifteen years. Accumulated amortization of these rights amounted to $10.3 million and $8.0 million at June 30, 2004 and December 31, 2003, respectively.

In May 2004, the Company reached an agreement with Oxford Gene Technology, Ltd. (“OGT”) to convert the Company’s non-exclusive royalty bearing license to certain of OGT’s patents to a fully paid-up license in return for a cash payment of $62.5 million.  The payment was comprised of approximately $41.9 million for the technology rights which was recorded in acquired technology rights, net and is being amortized over the remaining useful life of the patents of approximately 10 years, and approximately $20.6 million for previously accrued and expensed royalty obligations.

The expected future annual amortization expense of our acquired technology rights and other intangible assets is as follows (in thousands):

For the Year Ending December 31,	Amortization Expense
2004, remainder thereof	$3,868
2005	7,520
2006	7,436
2007	7,436
2008	7,422
Thereafter	33,829
Total expected future annual amortization	$67,511

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

NOTE 8—RELATED PARTY TRANSACTIONS

Perlegen Sciences, Inc.

As of June 30, 2004, the Company held approximately 40% ownership interest in Perlegen Sciences, Inc. (“Perlegen”), a privately-held biotechnology company in which two members of Perlegen’s board of directors are also members of the Company’s board of directors.  In addition, certain affiliates, including the Company’s chief executive officer and members of the Company’s board of directors, hold direct or indirect equity interests in Perlegen.

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

In January 2003, the Company licensed certain Perlegen technologies. Under the terms of the licensing agreement, the Company paid Perlegen a total of $15.0 million in cash and granted Perlegen a $3.0 million credit which will be applied against the margin on the Company’s future sales of chips to Perlegen. The credit can only be used against the margin on chips that are utilized by Perlegen for revenue generating activities. As of June 30, 2004, Perlegen has used all of the $3.0 million credit. The Company engaged an independent third party to conduct a valuation analysis of the licenses acquired. Based upon that independent valuation, the Company recorded a charge of approximately $10.1 million related to acquired in-process research and development in the first quarter of 2003. The remaining $4.9 million was recorded as intangible assets which are being amortized over their useful lives of six to ten years.

The Company accounts for its ownership interest in Perlegen using the equity method as the Company and its affiliates do not control the strategic, operating, investing and financing activities of Perlegen. Further, the Company has no obligations to provide funding to Perlegen nor does it guarantee or otherwise have any obligations related to the liabilities or results of operations of Perlegen or its investors. Given that the Company’s investment in Perlegen has no cost basis, the Company has not recorded any proportionate share of Perlegen’s operating losses in its financial statements since the completion of Perlegen’s initial financing. In January 2004, the Company sold 400,000 shares of Perlegen common stock for a gain of $0.6 million which was included in interest and other income (expense), net during the first quarter of 2004.

In accordance with Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” as amended, the Company has concluded that Perlegen is a Variable Interest Entity (VIE) in which it holds a variable interest, and that the Company is not the primary beneficiary.  Accordingly, no change in accounting is appropriate and the Company will continue to account for its ownership interest in Perlegen under the equity method as described in the preceding paragraph.

As of June 30, 2004 and December 31, 2003, amounts due from Perlegen were $1.9 million and $2.9 million, respectively, and have been included in accounts receivable in the accompanying condensed consolidated balance sheets. Amounts due from Perlegen are payable to the Company on its normal commercial terms.

NOTE 9—COMMITMENTS AND CONTINGENCIES

Product Warranty Commitment

The Company provides for anticipated warranty costs at the time the associated revenue is recognized. Product warranty costs are estimated based upon the Company’s historical experience and the warranty period. Information regarding the changes in the Company’s product warranty liability for the six months ended June 30, 2004 was as follows (in thousands):

Balance at December 31, 2003	$2,950
New warranties issued	868
Repairs and replacements	(1,095)
Balance at March 31, 2004	2,723
New warranties issued	1,201
Repairs and replacements	(933)
Balance at June 30, 2004	$2,991

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

Non-cancelable Supply Agreements

As of June 30, 2004, the Company had approximately $10.0 million of non-cancelable supply agreements through 2007.

Indemnifications

From time to time the Company has entered into indemnification provisions under certain of its agreements with other companies in the ordinary course of business, typically with business partners, customers, and suppliers. Pursuant to these agreements, the Company generally indemnifies, holds harmless, and agrees to reimburse the indemnified parties on a case by case basis for losses suffered or incurred by the indemnified parties in connection with any U.S. patent or other intellectual property infringement claim by any third party with respect to its products. The term of these indemnification provisions is generally perpetual from the time of the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As of June 30, 2004, the Company had not accrued a liability for this guarantee, because the likelihood of incurring a payment obligation in connection with this guarantee is remote.

Legal Proceedings – General

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

Purported Shareholder Class Action Lawsuits

The purported shareholder class action lawsuit brought against the Company, three of its executive officers and one outside director under the federal securities laws relating to the Company’s January 29, 2003 announcement of its financial expectations for 2003 and subsequent announcement on April 3, 2003, updating its financial guidance for the first quarter of 2003, was dismissed with prejudice by the United States District Court for the Northern District of California on June 15, 2004.

Multilyte Litigation

Multilyte Ltd., a British corporation, and Affymetrix have commenced legal proceedings in the United States, United Kingdom and German courts to address allegations made by Multilyte that the Company infringes certain patents owned by Multilyte (the “Multilyte patents”) by making and selling the GeneChip® DNA microarray products.

In the actions pending in Germany, on July 18, 2003, Multilyte filed proceedings in the state court of Dusseldorf, alleging infringement of the Multilyte patents. On October 16, 2003, the Dusseldorf court held its first hearing in the case and ruled that the case be divided into two formally separate cases (one dealing with European patent EP 0 134 215 and the other with European patent EP 0 304 202). Multilyte applied to stay both sets of infringement proceedings before the Dusseldorf court, pending Multilyte’s appeal of the decision of the German Federal Patent Court in Munich (as detailed further below), which held that both Multilyte’s European patents are invalid in Germany. On July 12, 2004, this stay was granted.  In a separate action in Germany, on October 15, 2003, the Company commenced nullity proceedings in German Federal Patent Court in Munich alleging that the German part of Multilyte’s two European patents are invalid. On June 28 and 29, 2004, the Munich court held that both Multilyte’s European patents are invalid in Germany.

In the action pending in the U.K., on August 14, 2003, the Company commenced proceedings in the English High Court seeking a declaratory judgment that three Multilyte patents are not infringed and are invalid. On September 25, 2003, Multilyte counterclaimed in the U.K. proceedings, alleging that the Company infringed two Multilyte patents (EP ‘215 and EP ‘202) in the U.K. and claiming damages, an injunction and legal costs. The English High Court has directed that the issues of whether the Multilyte patents are valid and whether they have been infringed by the Company are to be heard together.  On March 3, 2004, Multilyte notified the Company that they would be surrendering EP ‘215 and that the counterclaim of infringement would necessarily be withdrawn as a result.  On April 19, 2004, Multilyte wrote to the U.K. Patent Office to surrender EP ‘215.  The trial of the action in the English High Court is set to begin on October 11, 2004.

In the action pending in the U.S., on August 13, 2003, the Company commenced proceedings in the United States District Court for the Northern District of California seeking a declaratory judgment that eight Multilyte patents are not infringed and are invalid. Multilyte has agreed that the Company does not infringe five of the eight named patents. On October 24, 2003, the Company filed an amended complaint seeking a declaratory judgment as to three of the original eight named patents—U.S. Patents 5,432,099, 5,599,720 and 5,807,755. On November 12, 2003, Multilyte filed an answer to the Company’s complaint for declaratory judgment and asserted counterclaims against the Company alleging infringement of the three patents named by the Company in its complaint. Multilyte has voluntary submitted the three patents in suit to the United States Patent and Trademark Office for voluntary re-examination. Typically, re-examination proceedings take at least 12 months. On June 3, 2004, the Court stayed the case before it pending the outcome of the re-examination proceedings before the United States Patent and Trademark Office.

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

On November 10, 2003, the Company filed a complaint against Enzo in the United States District Court for the Southern District of New York for declaratory judgment, breach of contract and injunctive relief relating to the 1998 agreement. In its complaint, the Company alleges that Enzo has engaged in a pattern of wrongful conduct against it and other Enzo labeling reagent customers by, among other things, asserting improperly broad rights in its patent portfolio, improperly using the 1998 agreement and distributorship agreements with others in order to corner the market for non-radioactive labeling reagents, and improperly using the 1998 agreement to claim ownership rights to the Company’s proprietary technology. The Company seeks declarations that it has not breached the 1998 agreement, that it is entitled to sell its remaining inventory of Enzo reagent labeling kits, and that nine Enzo patents that are identified in the 1998 agreement are invalid and/or not infringed by it. The Company also seeks damages and injunctive relief to redress Enzo’s alleged breaches of the 1998 agreement, its alleged tortious interference with the Company’s business relationships and prospective economic advantage, and Enzo’s alleged unfair competition. The Company filed a notice of related case stating that its complaint against Enzo is related to the complaints already pending in the Southern District of New York against eight other former Enzo distributors. The Southern District of New York has related the Company’s case.  In an order dated March 11, 2004, the Court set a deadline of November 5, 2004 for completion of fact discovery in all of the Enzo cases pending before the Court, including the cases between Enzo and the Company.  On April 9, 2004, the Company filed its answer to Enzo’s complaint.  Enzo filed an answer to the Company’s complaint on May 13, 2004.  There is no trial date in the actions between Enzo and the Company.

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

NOTE 10—EQUITY

During the six months ended June 30, 2004, the Company issued approximately 1,100,000 shares of common stock in connection with exercises of employee stock options.

On June 10, 2004, at the annual shareholders’ meeting, the shareholders’ approved the Company’s Amended and Restated 2000 Equity Incentive Plan (the “2000 Plan”) to increase share availability by 2,500,000 shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2004 and for the three and six month periods ended June 30, 2004 and 2003 should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2003.

All statements in this quarterly report that do not discuss past results are forward-looking statements. Forward-looking statements are based on management’s current expectations and are therefore subject to certain risks and uncertainties, including those discussed under the section titled “Risk Factors” included in this report. Specific uncertainties which could cause our actual results to differ materially from those projected include, but are not limited to, risks of our ability to achieve and sustain higher levels of revenue, maintain gross margins, reduced operating expenses, market acceptance, personnel retention, global economic conditions, the reduction in overall capital spending in the academic, pharmaceutical and biotechnology sectors, changes in government funding policies, unpredictable fluctuations in quarterly revenues, uncertainties related to cost and pricing of Affymetrix products, dependence on collaborative partners, uncertainties relating to sole source suppliers, uncertainties relating to FDA and other regulatory approvals, competition, risks relating to intellectual property of others and the uncertainties of patent protection and litigation.

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

For the six months ended June 30, 2004, we had net income of $5.2 million.  Prior to the year ended December 31, 2003, we incurred losses each year since our inception, and as a result have an accumulated deficit of approximately $193.5 million at June 30, 2004. Our losses have resulted principally from costs incurred in research and development, manufacturing and from selling, general and administrative costs associated with our operations, including the costs of patent related litigation. These costs have historically exceeded our revenues and interest income, which to date have been generated principally from product sales, product related revenue, technology access and other license fees, royalties, collaborative research and development agreements, and from interest earned on cash and investment balances.

Our financial results are substantially dependent on our ability to generate significant revenues and maintain profitability. Revenues are impacted principally by our ability to expand our customer base and increase sales of our current and future products to new and existing customers, and by the price of product sales, royalties, design and license fees. To maintain or gain market acceptance of our products in the face of the introduction of new products by our competitors, we may have to reduce or discount the price of our products resulting in an adverse impact on revenues and gross margins. In addition to the above, our ability to enter into additional supply, license and collaborative arrangements and our ability and that of our collaborative partners to successfully manufacture and commercialize products incorporating our technologies in new applications and in new markets will also impact our revenue and profitability.

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

Company Outlook

As management looks ahead for the remainder of 2004, the outlook for our company continues to be favorable for a number of reasons. We anticipate that continued improvements in macroeconomic factors, including access to capital markets, will favorably influence research and development expenditures of existing and potential customers; that the current regulatory market appears poised to leverage genetic information tools to improve the approval process for new drugs; and that we will see continued standardization on our technology platform for both existing and new applications. Although it is difficult to predict product demand, we expect our existing and future product offerings to provide continued growth in our product and product related revenue as the number of experiments conducted using GeneChip® technology continues to increase.  In particular, we anticipate that our new line of DNA analysis products, which were launched in the second half of 2003, will provide a meaningful contribution to our product revenue growth in 2004. Management also expects to realize additional operational efficiencies as we continue to leverage our investments in corporate infrastructure and information management systems.

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

Results of Operations

The following discussion compares the historical results of operations for the three and six months ended June 30, 2004 and 2003, respectively.

Product Sales

The components of product sales are as follows (in thousands):

	Three Months Ended June 30,		Three Months Dollar Change	Six Months Ended June 30,		Six Months Dollar Change
	2004	2003	From 2003	2004	2003	From 2003
Probe arrays and related supplies	$41,597	$33,629	$7,968	$87,122	$72,698	$14,424
Instruments	20,067	15,587	4,480	35,633	23,276	12,357
Total product sales	$61,664	$49,216	$12,448	$122,755	$95,974	$26,781

Total product sales increased $12.4 million in the second quarter of 2004 as compared to the same period in 2003.  The increase was primarily due to growth in the unit sales and average selling price of our GeneChip® probe arrays, which includes the transition of our flagship Human, Mouse and Rat products from a two chip set to one chip and growth in unit sales of our GeneChip® related supplies as the result of new product introductions.  Instrument sales also increased primarily due to growth in unit sales of our GeneChip® Scanner 3000 instruments and upgrades which were partially offset by a decrease in unit sales of our full GeneChip® instrumentation systems.

Total product sales increased $26.8 million in the first six months of 2004 as compared to the same period in 2003.  The increase was primarily due to growth in the unit sales and average selling price of our GeneChip® probe arrays, which includes the transition of our flagship Human, Mouse and Rat products from a two chip set to one chip and growth in unit sales of our GeneChip® related supplies as the result of new product introductions.  Instrument sales also increased primarily due to growth in unit sales of our GeneChip® Scanner 3000 instruments and upgrades and Fluidics Station 450 upgrades which were partially offset by a decrease in unit sales of our full GeneChip® instrumentation systems.

Product Related Revenue

The components of product related revenue are as follows (in thousands):

	Three Months Ended June 30,		Three Months Dollar Change	Six Months Ended June 30,		Six Months Dollar Change
	2004	2003	From 2003	2004	2003	From 2003
Subscription fees	$4,956	$5,977	$(1,021)	$10,515	$13,552	$(3,037)
Service and other	3,337	4,421	(1,084)	7,436	8,857	(1,421)
License fees and milestone revenue	5,218	3,579	1,639	9,082	5,957	3,125
Total product related revenue	$13,511	$13,977	$(466)	$27,033	$28,366	$(1,333)

Total product related revenue decreased $0.5 million in the second quarter and $1.3 million in the first six months of 2004 as compared to the same periods in 2003. The decreases were due to a decline in subscription fees earned under our EasyAccess™ agreements as we transition customers to volume-based discounting on product sales. In addition, service and other revenue declined due to decreases in the number of service contracts as pre-existing scanner customers upgraded to our GeneChip® Scanner 3000 which is covered by a one year warranty.  These decreases were partially offset by increases in license fees earned in connection with the Roche agreement and the recognition of milestone revenue due to the achievement of substantive goals as defined by our collaborative agreements.  License fees and milestone revenue earned in connection with the Roche agreement signed in January 2003, was $4.3 million and $7.8 million compared to $3.6 million and $6.0 million for the three and six months ended June 30, 2004 and 2003, respectively.

Royalties and Other Revenue (in thousands)

	Three Months Ended June 30,		Three Months Dollar Change	Six Months Ended June 30,		Six Months Dollar Change
	2004	2003	From 2003	2004	2003	From 2003
Royalties and other revenue	$3,187	$2,690	$497	$5,558	$5,845	$(287)

Royalties and other revenue increased $0.5 million in the second quarter of 2004 as compared to the same period in 2003. The increase was primarily due to the execution of a license agreement with no continuing performance obligations as well as an increase in government grant activity.  These increases were partially offset by a decrease in the number and average value of our remaining non-core license agreements.

Royalties and other revenue decreased $0.3 million in the first six months of 2004 as compared to the same period in 2003. The decrease was primarily due to an overall decrease in the number and average value of our remaining non-core license agreements.

Revenue From Perlegen Sciences (in thousands)

	Three Months Ended June 30,		Three Months Dollar Change	Six Months Ended June 30,		Six Months Dollar Change
	2004	2003	From 2003	2004	2003	From 2003
Revenue from Perlegen Sciences	$1,392	$2,751	$(1,359)	$3,041	$5,261	$(2,220)

Revenue from Perlegen Sciences, an affiliated party, decreased $1.4 million in the second quarter and $2.2 million in the first six months of 2004 as compared to the same periods in 2003. The decreases were consistent with the decrease in Perlegen’s contractual obligations.  During the second quarter of 2004, we recognized margin on the sale of probe arrays that were utilized by Perlegen for revenue generating activities.  In addition, during the first six months of 2004, we also sold Perlegen GeneChip® instruments on which we earned margins consistent with our sales of instruments to other customers.

Product and Product Related Gross Margins (in thousands, except percentage amounts)

	Three Months Ended June 30,		Dollar / Percentage Change From	Six Months Ended June 30,		Dollar / Percentage Change From
	2004	2003	2003	2004	2003	2003
Total gross margin on product sales	$42,276	$32,219	$10,057	$82,635	$62,157	$20,478
Total gross margin on product related revenue	11,435	11,669	(234)	22,101	23,865	(1,764)

Total gross margin on product and product related revenue	$53,711	$43,888	$9,823	$104,736	$86,022	$18,714

Product gross margin as a percentage of product sales	68.6%	65.5%	3.1%	67.3%	64.8%	2.5%

Product related gross margin as a percentage of product related revenue	84.6%	83.5%	1.1%	81.8%	84.1%	(2.3)%

Gross margin on product sales increased 3.1% in the second quarter and 2.5% in the first six months of 2004 as compared to the same periods in 2003.  These improvements were primarily due to an increase in instrument gross margins related to higher average selling prices and lower costs of production due to increased utilization of our Bedford facility.  The increases in gross margin were partially offset by a change in our product mix of probe arrays and related supplies.

Product related gross margin increased by 1.1% in the second quarter of 2004 as compared to the same period in 2003.  The increase was primarily related to the recognition of milestone revenue due to the achievement of substantive goals as defined by our collaborative agreements. The increase was partially offset by a decrease in sales of our EasyAccess™ agreements as we transition customers to volume-based discounting on product sales.

Product related gross margin decreased by 2.3% in the first six months of 2004 as compared to the same period in 2003.  The decline was primarily due to a decrease in sales of our EasyAccess™ agreements as we transition customers to volume-based discounting on product sales.

We expect to see a positive impact in our product and product related gross margins in the second half of 2004 as a result of the conversion of our non-exclusive license to certain of OGT’s patents to a fully paid-up license and the elimination of all future royalties to Oxford Gene Technology, Ltd. (“OGT”).

Cost of Perlegen Revenues (in thousands)

	Three Months Ended June 30,		Three Months Dollar Change	Six Months Ended June 30,		Six Months Dollar Change
	2004	2003	From 2003	2004	2003	From 2003
Cost of revenue from Perlegen Sciences	$1,099	$2,751	$(1,652)	$2,470	$5,261	$(2,791)

Pursuant to a supply agreement with Perlegen, we sell whole wafers to Perlegen for use in Perlegen’s research and development activities at our fully burdened cost of manufacturing. Cost of Perlegen revenue decreased $1.7 million in the second quarter and $2.8 million in the first six months of 2004 as compared to the same periods in 2003. The decreases in the costs of Perlegen revenue were related to the reduction in wafer purchases made by Perlegen, which is consistent with Perlegen’s declining contractual purchase obligations. This decrease was partially offset by costs associated with Perlegen’s purchase of GeneChip® instruments, on which we earned margins consistent with our sales of instruments to other customers.

Research and Development Expenses (in thousands)

	Three Months Ended June 30,		Three Months Dollar Change	Six Months Ended June 30,		Six Months Dollar Change
	2004	2003	From 2003	2004	2003	From 2003
Research and development	$17,804	$16,622	$1,182	$35,100	$32,527	$2,573

Research and development expenses, which primarily consist of basic research, product research and development and manufacturing process and development, increased $1.2 million in the second quarter and $2.6 million in the first six months of 2004 as compared to the same periods in 2003. The increases were primarily due to the increased utilization of our pilot operations facility in Sunnyvale for research related to our new product development.  We also increased our spending on basic research and development.

We believe a substantial investment in research and development is essential to a long-term sustainable competitive advantage and critical to expansion into new markets.

Selling, General and Administrative Expenses (in thousands)

	Three Months Ended June 30,		Three Months Dollar Change	Six Months Ended June 30,		Six Months Dollar Change
	2004	2003	From 2003	2004	2003	From 2003
Selling, general and administrative	$29,955	$24,183	$5,772	$58,224	$52,159	$6,065

Selling, general and administrative expenses increased $5.8 million in the second quarter of 2004 as compared to the same period in 2003.  The increase was primarily due to increases in sales and marketing expenses in our American and European regions related to new product introductions and the recovery of a $1.3 million amount receivable in the second quarter of 2003 which had been expensed in the second half of 2002.  In addition, we continued to increase expenses in 2004 related to on-going regulatory compliance efforts.

Selling, general and administrative expenses increased $6.1 million in the first six months of 2004 as compared to the same period in 2003.  The increase was primarily due to increases in sales and marketing expenses in our American and European regions related to new product introductions and the recovery of a $1.3 million amount receivable in the second quarter of 2003 which had been expensed in the second half of 2002.  In addition, we continued to increase expenses in 2004 related to on-going regulatory compliance efforts.  These increases were partially offset by decreased legal expenses primarily due to the cash reimbursement of legal costs in 2004 associated with the resolution of an intellectual property dispute and a decrease in sales and support costs in Japan as our Japanese operations completed their obligations associated with a prior distribution agreement.

Selling, general and administrative expenses are expected to continue to increase in absolute dollars as we expand sales, marketing, and technical support functions, management and administrative functions, prosecute and defend our intellectual property position and defend against claims made by third parties in ongoing litigation. We expect legal costs to vary substantially as the intensity of legal activity changes. There can be no assurance that we have adequately estimated our exposure for potential damages associated with pending or future litigation.

Amortization of Deferred Stock Compensation (in thousands)

	Three Months Ended June 30,		Three Months Dollar Change	Six Months Ended June 30,		Six Months Dollar Change
	2004	2003	From 2003	2004	2003	From 2003
Amortization of deferred stock compensation	$324	$673	$(349)	$648	$1,368	$(720)

Stock compensation expense decreased $0.3 million in the second quarter and $0.7 million in the first six months of 2004 as compared to the same periods in 2003.  Upon the acquisition of Neomorphic in October 2000, the fair value of unvested common stock subject to restricted stock agreements and the intrinsic value of the unvested options held by employees were deducted from the purchase price and allocated to deferred stock compensation. As of June 30, 2004, approximately $0.1 million of the remaining deferred stock compensation of $4.5 million will continue to be amortized to compensation expense in the second half of 2004.  We ceased amortizing $4.4 million of deferred stock compensation related to an executive level Neomorphic employee who commenced a leave of absence during the latter part of fiscal 2001.  The remaining $4.4 million balance will be amortized if and when the employee resumes active status with us.

Amortization of Purchased Intangibles (in thousands)

	Three Months Ended June 30,		Three Months Dollar Change	Six Months Ended June 30,		Six Months Dollar Change
	2004	2003	From 2003	2004	2003	From 2003
Amortization of purchased intangibles	$—	$281	$(281)	$—	$562	$(562)

We incurred no charges related to purchased intangibles in the second quarter and first six months of 2004 as we fully amortized all of our purchased intangibles during the fiscal year ended 2003.  Amortization of purchased intangibles was $0.3 million and $0.6 million for the three and six months ended June 30, 2003, respectively.

Charge for Acquired In-process Technology (in thousands)

	Three Months Ended June 30,		Three Months Dollar Change	Six Months Ended June 30,		Six Months Dollar Change
	2004	2003	From 2003	2004	2003	From 2003
Charge for acquired in-process technology	$—	$—	$—	$—	$10,096	$(10,096)

During the six months ended June 30, 2003, we recorded a charge of approximately $10.1 million related to acquired in-process research and development. The charge associated with licensing the Perlegen SNP database was included in acquired in-process research and development in the consolidated statement of operations as the database had no alternative future use to us. Specifically, the database contains over one million SNPs and is being used in our research and development program to develop high quality, high density DNA analysis microarray products. The value of the SNP database license was determined by estimating the net present value of future cash flows expected from the sale of DNA analysis products developed from this database using a present value discount rate of 30.0%, which was based on our weighted cost of capital adjusted for the risks associated with the in-process research project in which the SNP database content is being used. Upon entering into this license agreement in January 2003, our DNA analysis development program was approximately 33% complete.

The estimates used by us in valuing the licensed technologies were based upon assumptions we believe to be reasonable but which are inherently uncertain and unpredictable. Our assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the projected results.

Interest and Other Income (Expense), Net (in thousands)

	Three Months Ended June 30,		Three Months Dollar Change	Six Months Ended June 30,		Six Months Dollar Change
	2004	2003	From 2003	2004	2003	From 2003
Interest and other income (expense), net	$(940)	$5,986	$(6,926)	$135	$8,362	$(8,227)

Interest and other income (expense), net decreased $6.9 million in the second quarter of 2004 as compared to the same period in 2003. The decrease was primarily due to the acquisition by a publicly traded entity in April 2003 of a privately-held biotechnology company in which we owned an equity investment. Consistent with EITF 91-5, “Nonmonetary Exchange of Cost Method Investments”, during the second quarter of 2003 we realized a $2.6 million gain on the acquisition date, and recognized an additional gain of $1.2 million upon the subsequent sale of a portion of these securities.  In addition, we experienced lower returns on our cash and marketable securities portfolio as we had lower cash balances due to the $271.8 million of bond redemptions completed during the first quarter of 2004 and a payment in the second quarter of 2004 of approximately $41.9 million to Oxford Gene Technology, Ltd. (“OGT”) to convert our non-exclusive royalty bearing license to certain of OGT’s patents to a fully paid-up license which resulted in a $0.9 million loss associated with the liquidation of a portion of our investment portfolio. We also experienced a decline in favorable currency variances.

Interest and other income (expense), net decreased $8.2 million in the first six months of 2004 as compared to the same period in 2003. The decrease was primarily due to the acquisition by a publicly traded entity in April 2003 of a privately-held biotechnology company in which we owned an equity investment. Consistent with EITF 91-5, “Nonmonetary Exchange of Cost Method Investments”, during the second quarter of 2003 we realized a $2.6 million gain on the acquisition date, and recognized an additional gain of $1.2 million upon the subsequent sale of a portion of these securities.  In addition, we incurred a $1.6 million impairment charge due to an other-than-temporary decline in the carrying value of a non-marketable equity security and experienced lower returns on our cash and marketable securities portfolio as we had lower cash balances due to the $271.8 million of bond redemptions completed in the first quarter of 2004 and a payment in the second quarter of 2004 of approximately $41.9 million to OGT to convert our non-exclusive royalty bearing license to certain of OGT’s patents to a fully paid-up license which resulted in a $0.9 million loss associated with the liquidation of a portion of our investment portfolio. These decreases were partially offset by a $0.6 million gain recognized on the sale of a portion of our investment in Perlegen common stock.

Interest Expense (in thousands)

	Three Months Ended June 30,		Three Months Dollar Change	Six Months Ended June 30,		Six Months Dollar Change
	2004	2003	From 2003	2004	2003	From 2003
Interest expense	$404	$5,266	$(4,862)	$10,238	$10,167	$71

Interest expense decreased $4.9 million in the second quarter of 2004 as compared to the same period in 2003. The decrease was primarily due to the $271.8 million of bond redemptions completed in the first quarter of 2004 of our 5% and 4.75% convertible subordinated notes. This decrease was partially offset by the interest expense associated with the $120 million of 0.75% senior convertible notes issued in December 2003.

Interest expense was relatively flat in the first six months of 2004 as compared to the same period in 2003.  We incurred expenses in the first six months of 2004 related to the write off of approximately $3.8 million in issuance costs plus $4.3 million in redemption premiums due to the $271.8 million of bond redemptions completed in the first quarter of 2004 of our 5% and 4.75% convertible subordinated notes.  We also incurred interest expense associated with the $120 million of 0.75% senior convertible notes issued in December 2003.  In the first six months of 2003, we incurred interest expense primarily related to our 5% and 4.75% notes.

Income Tax Provision (in thousands)

	Three Months Ended June 30,		Three Months Dollar Change	Six Months Ended June 30,		Six Months Dollar Change
	2004	2003	From 2003	2004	2003	From 2003
Income Tax Provision	$755	$344	$411	$1,614	$878	$736

The provision for income tax increased $0.4 million in the second quarter and $0.7 million in the first six months of 2004 as compared to the same periods in 2003. For the three and six months ended June 30, 2004 and 2003, the provision consists of foreign, federal and state taxes and increased primarily due to taxes related to our foreign operations.  Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the historical operating performance and the reported cumulative net losses in all prior years, at June 30, 2004, we provided a full valuation allowance against our net deferred tax assets.

Liquidity and Capital Resources

Cashflow (in thousands)

	Six Months Ended June 30,
	2004	2003
Net cash provided by operating activities	$5,733	$82,194
Net cash provided by (used in) investing activities	25,160	(17,737)
Net cash used in financing activities	(252,382)	(95,077)
Effect of foreign currency translation on cash and cash equivalents	(212)	(60)

Net decrease in cash and cash equivalents	$(221,701)	$(30,680)

Net cash provided by operating activities was $5.7 million for the six months ended June 30, 2004, as compared to $82.2 million for the six months ended June 30, 2003. The decrease in our net cash flow from operating activities was primarily due to the $70.0 million Roche collaboration agreement up-front, nonrefundable license fee received in January 2003, partially offset by the $10.1 million charge recorded in January 2003 related to the acquisition of in-process research and development and $28.0 million in payments related to a reduction in accounts payable and accrued liabilities for the six months ended June 30, 2004.

Our investing activities, other than purchases, sales and maturities of available-for-sale securities, primarily consisted of the purchase of technology rights of $41.9 million to convert our non-exclusive royalty bearing license to certain of OGT’s patents to a fully paid-up license and capital expenditures of $10.9 million for the six months ended June 30, 2004, as compared to the purchase of technology rights, non-marketable equity investment and capital expenditures of $5.9 million, $1.0 million and $5.5 million, respectively, for the six months ended June 30, 2003. Capital expenditures during the six months ended June 30, 2004 related primarily to continued expansion in other operating facilities along with investments in information management systems.

Net cash used in financing activities was $252.4 million for the six months ended June 30, 2004, as compared to $95.1 million for the six months ended June 30, 2003.  The increase primarily relates to the $271.8 million cash outflow for the redemption of the remaining 5% and 4.75% notes during the six months ended June 30, 2004 as compared to the $100.7 million cash outflow for the repurchase of a portion of the convertible subordinated notes during the six months ended June 30, 2003.  This was partially offset by the increase of $13.8 million from the issuance of common stock from stock option exercises pursuant to our equity incentive plans.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2004, we are not involved in any SPE transactions.

The impact that our contractual obligations as of June 30, 2004 are expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

	Total	2004	2005-2006	2007-2008	After 2008

Senior convertible notes (1)	$120,000	$—	$—	$120,000	$—
Operating leases	59,161	3,622	14,121	14,496	26,922
Purchase commitments (2)	17,807	8,961	8,544	302	—
Other commitments (3)	6,580	4,070	1,010	1,000	500

Total contractual obligations	$203,548	$16,653	$23,675	$135,798	$27,422

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

We have financed our operations primarily through product sales, sales of equity and debt securities, collaborative agreements, interest income, and licensing of our technology. As of June 30, 2004, we had cash, cash equivalents and available-for-sale securities of $159.9 million. We anticipate that our existing capital resources along with the cash to be generated from operations will enable us to maintain currently planned operations, and planned capital expenditures (estimated to be between $23.0 million and $27.0 million for the year ending December 31, 2004), for the foreseeable future. However, this expectation is based on our current operating, financing and capital expenditure plans, which are subject to change, and therefore we could require additional funding. We also expect that our capital requirements will increase over the next several years as we expand our worldwide commercial operations, expand our manufacturing capabilities, increase our investments in third parties and expand our research and development efforts. Our long-term capital expenditure requirements will depend on numerous factors, including: the expansion of commercial scale manufacturing capabilities; our ability to maintain existing collaborative and customer arrangements and establish and maintain new collaborative and customer arrangements; the progress of our research and development programs; initiation or expansion of research programs and collaborations; the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; the effectiveness of product commercialization activities and arrangements; the purchase of patent licenses; and other factors.

As of June 30, 2004, we have no credit facility or other committed sources of capital. To the extent capital resources are insufficient to meet future capital requirements, we will have to raise additional funds to continue the development of our technologies. There can be no assurance that such funds will be available on favorable terms, or at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to our stockholders. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into collaboration agreements on unattractive terms. Our inability to raise capital would have a material adverse effect on our business, financial condition and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the six months ended June 30, 2004, we redeemed all our outstanding 4.75% and 5% convertible subordinated notes at their $267.5 million face amount.  As of June 30, 2004, only our .75% senior convertible notes were outstanding and had a carrying amount and fair value of $120.0 million.  As of June 30, 2004, our investments in available-for-sale debt securities had a carrying value of $145.8 million and a fair value of $146.2 million, which was lower compared to December 31, 2003 primarily because a portion of our investments was liquidated to fund the bond redemption during the first quarter of 2004 and to convert our non-exclusive royalty bearing license to certain of OGT’s patents to a fully paid-up license during the second quarter of 2004.

In April, 2004, we began hedging a percentage of our assets that are held in nonfunctional currencies of our subsidiaries with forward contracts and the gains or losses on these contracts largely offset gains and losses on the change in value of the underlying asset.  Our balance sheet hedging policy is designed to reduce the fluctuations in earnings due to changes in foreign currency exchange rates.

We do not use derivative contracts for speculative purposes. At June 30, 2004, total outstanding contracts included the notional equivalent of $55.1 million in foreign currency forward exchange contracts with a fair value of $0.9 million. As of June 30, 2004, all contracts were set to expire at various times through March 2005. The bank counterparties in these contracts expose us to credit-related losses in the event of their nonperformance. However, to mitigate that risk we only contract with reputable institutions. We apply hedge accounting based upon the criteria established by Statement of Financial Accounting Standards No. 133 (“SFAS 133”), whereby we designate our derivatives for revenue hedging purposes as cash flow hedges.  We have elected not to designate our derivatives for balance sheet purposes as fair value hedges under SFAS 133 and have appropriately recorded any changes in fair value to interest and other income (expense), net.

A sensitivity analysis was performed on all of our foreign exchange derivatives as of June 30, 2004. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar. For our forward contracts, we used a hypothetical change made to the spot rates of the currency. A 10% increase in the value of the U.S. dollar would lead to an increase in the fair value of our financial hedging instruments by $5.3 million. Conversely, a 10% decrease in the value of the U.S. dollar would result in a decrease in the fair value of these financial instruments by $5.6 million.

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

Purported Shareholder Class Action Lawsuit

The purported shareholder class action lawsuit brought against us, three of our executive officers and one outside director under the federal securities laws relating to our January 29, 2003 announcement of our financial expectations for 2003 and subsequent announcement on April 3, 2003, updating our financial guidance for the first quarter of 2003, was dismissed with prejudice by the United States District Court for the Northern District of California June 15, 2004.

Multilyte Litigation

Multilyte Ltd., a British corporation, and Affymetrix have commenced legal proceedings in the United States, United Kingdom and German courts to address allegations made by Multilyte that we infringe certain patents owned by Multilyte (the “Multilyte patents”) by making and selling the GeneChip® DNA microarray products.

In the actions pending in Germany, on July 18, 2003, Multilyte filed proceedings in the state court of Dusseldorf, alleging infringement of the Multilyte patents. On October 16, 2003, the Dusseldorf court held its first hearing in the case and ruled that the case be divided into two formally separate cases (one dealing with European patent EP 0 134 215 and the other with European patent EP 0 304 202).  Multilyte applied to stay both sets of infringement proceedings before the Dusseldorf court, pending Multilyte’s appeal of the decision of the German Federal Patent Court in Munich (as detailed further below), which held that both Multilyte’s European patents are invalid in Germany.  On July 12, 2004, this stay was granted.  In a separate action in Germany, on October 15, 2003, we commenced nullity proceedings in German Federal Patent Court in Munich alleging that the German part of Multilyte’s two European patents are invalid. On June 28 and 29, 2004, the Munich court held that both Multilyte’s European patents are invalid in Germany.

In the action pending in the U.K., on August 14, 2003, we commenced proceedings in the English High Court seeking a declaratory judgment that three Multilyte patents are not infringed and are invalid. On September 25, 2003, Multilyte counterclaimed in the U.K. proceedings, alleging that we infringed two Multilyte patents (EP ‘215 and EP ‘202) in the U.K. and claiming damages, an injunction and legal costs. The English High Court has directed that the issues of whether the Multilyte patents are valid and whether they have been infringed by us are to be heard together.  On March 3, 2004, Multilyte notified us that they would be surrendering EP ‘215 and that the counterclaim of infringement would necessarily be withdrawn as a result.  On April 19, 2004, Multilyte wrote to the U.K. Patent Office to surrender EP ‘215.  The trial of the action in the English High Court is set to begin on October 11, 2004.

In the action pending in the U.S., on August 13, 2003, we commenced proceedings in the United States District Court for the Northern District of California seeking a declaratory judgment that eight Multilyte patents are not infringed and are invalid. Multilyte has agreed that we do not infringe five of the eight named patents. On October 24, 2003, we filed an amended complaint seeking a declaratory judgment as to three of the original eight named patents—U.S. Patents 5,432,099, 5,599,720 and 5,807,755. On November 12, 2003, Multilyte filed an answer to our complaint for declaratory judgment and asserted counterclaims against us alleging infringement of the three patents named by us in our complaint. Multilyte has voluntary submitted the three patents in suit to the

United States Patent and Trademark Office for voluntary re-examination. Typically, re-examination proceedings take at least 12 months.  On June 3, 2004, the Court stayed the case before it pending the outcome of the re-examination proceedings before the United States Patent and Trademark Office.

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

On November 10, 2003, we filed a complaint against Enzo in the United States District Court for the Southern District of New York for declaratory judgment, breach of contract and injunctive relief relating to the 1998 agreement. In our complaint, we allege that Enzo has engaged in a pattern of wrongful conduct against us and other Enzo labeling reagent customers by, among other things, asserting improperly broad rights in its patent portfolio, improperly using the 1998 agreement and distributorship agreements with others in order to corner the market for non-radioactive labeling reagents, and improperly using the 1998 agreement to claim ownership rights to our proprietary technology. We seek declarations that we have not breached the 1998 agreement, that we are entitled to sell our remaining inventory of Enzo reagent labeling kits, and that nine Enzo patents that are identified in the 1998 agreement are invalid and/or not infringed by us. We also seek damages and injunctive relief to redress Enzo’s alleged breaches of the 1998 agreement, its alleged tortious interference with the Company’s business relationships and prospective economic advantage, and Enzo’s alleged unfair competition. We filed a notice of related case stating that our complaint against Enzo is related to the complaints already pending in the Southern District of New York against eight other former Enzo distributors. The Southern District of New York has related our case.  In an order dated March 11, 2004, the Court set a deadline of November 5, 2004 for completion of fact discovery in all of the Enzo cases pending before the Court, including the cases between Enzo and us.  On April 9, 2004, we filed our answer to Enzo’s complaint.  Enzo filed an answer to our complaint on May 13, 2004.  There is no trial date in the actions between Enzo and us.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)           Date of Meeting

The Annual Meeting of the Stockholders of Affymetrix, Inc. was held on June 10, 2004.

(b) and (c) Name of Each Director Elected at the Meeting and Description of Each Matter Voted on and Number of Votes Cast

		For	Against	Withheld
1.	To elect directors to serve until the next meeting of stockholders or until their successors are elected.
	Stephen P.A. Fodor, Ph.D.	41,364,924		11,406,821
	Susan E. Siegel	40,048,735		12,723,010
	Paul Berg, Ph.D.	48,538,880		4,232,658
	John D. Diekman, Ph.D.	37,738,208		15,033,537
	Vernon R. Loucks, Jr.	51,699,917		1,071,828
	David B. Singer	38,432,027		14,339,718
	John A. Young	49,289,200		3,482,545

		For	Against	Abstain
2.	To approve the Company’s Amended and Restated 2000 Equity Incentive Plan (the “2000 Plan”).	25,172,372	15,640,084	220,672

3.	To ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 2004.	52,117,145	562,738	31,862

ITEM 5. OTHER INFORMATION

RISKS RELATED TO OUR BUSINESS

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The following discussion highlights some of these risks and others are discussed elsewhere in this Quarterly Report on Form 10-Q.

We have a history of operating losses and may incur future losses.

For the six months ended June 30, 2004, we had net income of $5.2 million.  Prior to the year ended December 31, 2003, we incurred losses each year since our inception, and as a result have an accumulated deficit of approximately $193.5 million at June 30, 2004. We expect to continue experiencing fluctuations in our operating results and cannot assure sustained profitability. Our losses have resulted principally from costs incurred in research and development, manufacturing and from selling, general and administrative costs associated with our operations, including the costs of patent related litigation.

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

•                                          changes in the amounts or timing of government funding to companies and research institutions;

•                                          changes in the attitude of the pharmaceutical industry towards the use of genetic information and genetic testing as a methodology for drug discovery and development; and

•                                          changes in the competitive landscape.

Many of these factors have impacted, and may in the future impact, the demand for our products and our quarterly operating results. Although we are expanding our customer base, our revenues are generated from a relatively small number of pharmaceutical and biotechnology companies and academic research centers. We expect that these customers will in the aggregate continue to account for a substantial portion of revenues for the foreseeable future. In the event that we experience cautious capital spending by academic and biotech customers and general economic weakness in the biotechnology sector, revenue expectations from these customer segments may continue to fluctuate.

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

We produce our GeneChip® products in an innovative and complicated manufacturing process which has the potential for significant variability in manufacturing yields. We have encountered and may in the future encounter difficulties in manufacturing our products and, due to the complexity of our products and our manufacturing process, we cannot be sure we fully understand all of the factors that affect our manufacturing processes or product performance. Manufacturing and product quality issues may arise as we increase production rates at our manufacturing facility and launch new products. As a result, we may experience difficulties in meeting customer, collaborator and internal demand, in which case we could lose customers or be required to delay new product introductions, and demand for our products could decline. Although we rely on internal quality control procedures to verify our manufacturing process, due to the complexity of our products and manufacturing process, it is possible that probe arrays that do not meet all of our performance specifications may not be identified before they are shipped. If our products do not consistently meet our customers’ performance expectations, demand for our products will decline. In addition, we do not maintain any backup manufacturing capabilities for the production of our GeneChip® instruments. Any interruption in our ability to continue operations at our existing manufacturing facilities could delay our ability to develop or sell our products, which could result in lost revenue and seriously harm our business, financial condition and results of operations.

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

Maintaining a strong patent position is critical to our competitive advantage. Litigation on these matters has been prevalent in our industry and we expect that this will continue. Patent law relating to the scope of claims in the technology fields in which we operate is still evolving and the extent of future protection is highly uncertain, so there can be no assurance that the patent rights that we have or may obtain will be valuable. Others have filed, and in the future are likely to file, patent applications that are similar or identical to ours or those of our licensors. To determine the priority of inventions, we will have to participate in interference proceedings declared by the United States Patent and Trademark Office that could result in substantial costs in legal fees and could substantially affect the scope of our patent protection. We cannot assure investors that any such patent applications will not have priority over our patent applications. Also, our intellectual property may be subject to significant administrative and litigation proceedings such as opposition proceedings against our patents in Europe, Japan and other jurisdictions. In addition, we have incurred and may in future periods incur substantial costs in litigation to defend against patent suits brought by third parties and when we initiate such suits.  For example, we currently are engaged in litigation regarding intellectual property rights with Multilyte Ltd and Enzo Life Sciences, Inc. For additional information concerning intellectual property litigation and administrative proceedings, see the section of this Form 10-Q entitled “Legal Proceedings.”

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

The market for molecular diagnostics products is currently limited and highly competitive, with several large companies already having significant market share. Companies such as Abbott Laboratories, Becton Dickinson, Bayer AG, Celera Diagnostics,, Roche Diagnostics, Johnson & Johnson, bioMérieux and Beckman Coulter have the strategic commitment to diagnostics, the financial and other resources to invest in new technologies, substantial intellectual property portfolios, substantial experience in new product development, regulatory expertise, manufacturing capabilities and the distribution channels to deliver products to customers. Established diagnostic companies also have an installed base of instruments in several markets, including clinical and reference laboratories, which are not compatible with the GeneChip® system and could deter acceptance of our products. In addition, these companies have formed alliances with genomics companies which provide them access to genetic information that may be incorporated into their diagnostic tests.

Future competition will likely come from existing competitors as well as other companies seeking to develop new technologies for analyzing genetic information. For example companies such as Applied Biosystems, Illumina and Agilent Technologies have introduced new products for gene expression research and analysis. In addition, pharmaceutical and biotechnology companies have significant needs for genomic information and may choose to develop or acquire competing technologies to meet these needs. In the molecular diagnostics field, competition will likely come from established diagnostic companies, companies developing and marketing DNA probe tests for genetic and other diseases and other companies conducting research on new technologies to ascertain and analyze genetic information. Further, in the event that we develop new technology and products that compete with existing technology and products of well established companies, there can be no guarantee that the marketplace will readily adopt any such new technology and products that we may introduce in the future.

If we are unable to maintain our relationships with collaborative partners, we may have difficulty developing and selling our products and services.

We believe that our success in penetrating our target markets depends in part on our ability to develop and maintain collaborative relationships with key companies as well as with key academic researchers. Currently, our significant collaborative partners include Qiagen GmBH for the sample preparation and purification systems, Invitrogen Corporation for reagents and Ingenuity Systems, Inc. for analytical software. We collaborate with both Beckman Coulter Inc. and Caliper Life Sciences in the development of automation for GeneChip® technology applications for use in drug discovery and development. Roche and bioMérieux are collaborative partners in the development of chip products for medical diagnostic and applied testing markets. Relying on these or other collaborative relationships is risky to our future success because:

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

Our success in penetrating emerging market opportunities in molecular diagnostics depends on the ability of our GeneChip® technologies to be used in clinical applications for diagnosing and informing the treatment of disease.

The clinical applications of GeneChip® technologies for diagnosing and informing the treatment of disease is an emerging market opportunity in molecular diagnostics that seeks to improve the effectiveness of health care by collecting information about DNA variation and RNA expression in patients at various times from prognosis, through diagnosis and on to the end of therapy. Our success depends on our ability to continue to explore and develop market opportunities in molecular diagnostics for clinical applications of our GeneChip® technologies. These markets, however, are new and emerging and there can be no assurances that they will develop as quickly as we expect or that they will reach their full potential. In addition, although we believe that there will be clinical applications of our GeneChip® technologies that will be utilized for diagnosing and informing the treatment of disease, there can be no assurance that the application of our GeneChip® technologies in molecular diagnostics will achieve technical or commercial success.

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

A significant amount of our revenue is currently generated from sales outside the United States. Though such transactions are denominated in both U.S. dollars and foreign currencies, our future revenue, gross margin, expenses and financial condition are still affected by such factors as changes in foreign currency exchange rates, unexpected changes in, or impositions of, legislative or regulatory requirements, including export and trade barriers and taxes; longer payment cycles and greater difficulty in accounts receivable collection. We are also subject to general geopolitical risks in connection with international operations, such as political, social and economic instability, potential hostilities and changes in diplomatic and trade relationships. We cannot assure investors that one or more of the foregoing factors will not have a material adverse effect on our business, financial condition and operating results or require us to modify our current business practices.

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

The United States Food and Drug Administration must approve certain in-vitro diagnostic products before they can be marketed in the U.S. Certain in-vitro diagnostic products must also be approved by the regulatory agencies of foreign governments or jurisdictions before the product can be sold outside the U.S. Commercialization of in-vitro diagnostic products outside of the research environment that we or our collaborators may develop, may depend upon successful completion of clinical trials. Clinical development is a long, expensive and an uncertain process and we do not know whether we, or any of our collaborative partners, will be permitted to undertake clinical trials of any potential in-vitro diagnostic products. It may take us or our collaborative partners many years to complete any such testing, and failure can occur at any stage of testing. Delays or rejections of potential products may be encountered based on changes in regulatory policy for product approval during the period of product development and regulatory agency review. Moreover, if and when our projects reach clinical trials, we or our collaborative partners may decide to discontinue development of any or all of these projects at any time for commercial, scientific or other reasons. Any of the foregoing matters could have a material adverse effect on our business, financial condition and results of operations.

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

The market price of our common stock is extremely volatile. To demonstrate the volatility of our stock price, during the twelve-month period ending on June 30, 2004, the volume of our common stock traded on any given day has ranged from 286,700 to 8,633,200 shares. Moreover, during that period, our common stock has traded as low as $19.08 per share and as high as $37.46 per share.

Furthermore, volatility in the stock price of other companies has often led to securities class action litigation against those companies. For example, purported securities class action lawsuits were filed against us in the United States District Court for the Northern District of California after a drop in our stock price following our April 3, 2003 announcement updating our financial guidance for the first quarter of 2003.  These proceedings have been dismissed by the Court with prejudice.  Future securities litigation against us could result in substantial costs and divert management’s attention and resources, which could seriously harm our business, financial condition and results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  EXHIBITS:

Exhibit Number	Description of Document
3.1(1)	Restated Certification of Incorporation.
3.2(2)	Bylaws.
3.3(3)	Amendment No. 1 to the Bylaws dated as of April 25, 2001.
4.1(4)	Rights Agreement dated October 15, 1998 between Affymetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent.
4.2(5)	Indenture dated as of September 22, 1999, between Affymetrix, Inc. and The Bank of New York, as Trustee.
4.3(6)	Amendment No. 1 to Rights Agreement, dated as of February 7, 2000, between Affymetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent.
4.4(7)	Indenture, dated as of February 14, 2000 between Affymetrix, Inc. and The Bank of New York, as Trustee.
4.5(8)	Registration Rights Agreement, dated as of February 14, 2000, between Affymetrix, Inc. and certain purchasers listed on the signature page thereto.
10.66(9)	Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

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

(5)                                  Incorporated by reference to Exhibit 4.2 to the Registrant’s registration statement on Form S-4 as filed on October 14, 1999 (File No. 333-88987).

(6)                                  Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-A/A as filed on March 29, 2000 (File No. 000-28218).

(7)                                  Incorporated by reference to Exhibit 4.4 to the Registrant’s registration statement on Form S-3 as filed on May 11, 2000 (File No. 333-36790).

(8)                                  Incorporated by reference to Exhibit 4.3 filed with Registrant’s registration statement on Form S-3 as filed on May 11, 2000 (File No. 333-36790).

(9)                                  Incorporated by reference to Appendix D filed with the Registrant’s definitive proxy statement on Schedule 14A as filed on April 29, 2004 (File No. 000-28218).

(b)           REPORTS ON FORM 8-K.

On April 21, 2004, the Company filed a Report on Form 8-K to report under Item 7 (Financial Statements and Exhibits) and Item 12 (Results of Operations and Financial Condition) that the Company issued a press release announcing the Company’s operating results for the quarter ended March 31, 2004.

On April 21, 2004, the Company filed a Report on Form 8-K to report under Item 7 (Financial Statements and Exhibits) and Item 12 (Results of Operations and Financial Condition) that the Company issued a press release reaffirming its financial guidance for fiscal year 2004.

On June 14, 2004, the Company filed a Report on Form 8-K to report under Item 5 (Other Events) and Item 9 (Regulation FD Disclosure) that the Company had reached agreement with Oxford Gene Technology, Ltd. (“OGT”) to convert Affymetrix’ non-exclusive license to OGT’s patents to a fully paid-up license in return for a one time payment to OGT.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	By:	/s/ GREGORY T. SCHIFFMAN
	Name:	Gregory T. Schiffman
	Title:	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

August 9, 2004

AFFYMETRIX, INC.

EXHIBIT INDEX

JUNE 30, 2004

Exhibit Number	Description of Document
3.1(1)	Restated Certification of Incorporation.
3.2(2)	Bylaws.
3.3(3)	Amendment No. 1 to the Bylaws dated as of April 25, 2001.
4.1(4)	Rights Agreement dated October 15, 1998 between Affymetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent.
4.2(5)	Indenture dated as of September 22, 1999, between Affymetrix, Inc. and The Bank of New York, as Trustee.
4.3(6)	Amendment No. 1 to Rights Agreement, dated as of February 7, 2000, between Affymetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent.
4.4(7)	Indenture, dated as of February 14, 2000 between Affymetrix, Inc. and The Bank of New York, as Trustee.
4.5(8)	Registration Rights Agreement, dated as of February 14, 2000, between Affymetrix, Inc. and certain purchasers listed on the signature page thereto.
10.66(9)	Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

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

(5)                                  Incorporated by reference to Exhibit 4.2 to the Registrant’s registration statement on Form S-4 as filed on October 14, 1999 (File No. 333-88987).

(6)                                  Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-A/A as filed on March 29, 2000 (File No. 000-28218).

(7)                                  Incorporated by reference to Exhibit 4.4 to the Registrant’s registration statement on Form S-3 as filed on May 11, 2000 (File No. 333-36790).

(8)                                  Incorporated by reference to Exhibit 4.3 filed with Registrant’s registration statement on Form S-3 as filed on May 11, 2000 (File No. 333-36790).

(9)                                  Incorporated by reference to Appendix D filed with the Registrant’s definitive proxy statement on Schedule 14A as filed on April 29, 2004 (File No. 000-28218).