Form 10-Q
period 2004-09-30
AFFYMETRIX INC
filed 2004-11-09
CIK 913077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED SEPTEMBER 30, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

COMMON SHARES OUTSTANDING ON OCTOBER 31, 2004:  60,957,819

AFFYMETRIX, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets at September 30, 2004 and December 31, 2003

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2004 and 2003

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AFFYMETRIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

(UNAUDITED)

	September 30, 2004	December 31, 2003
		(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$26,369	$275,928
Available-for-sale securities	155,359	183,955
Accounts receivable	65,823	71,343
Inventories	19,807	22,632
Prepaid expenses and other current assets	7,683	7,443
Total current assets	275,041	561,301
Property and equipment, net	62,630	62,611
Acquired technology rights, net	65,578	27,818
Goodwill	18,601	18,601
Notes receivable from employees	2,715	1,500
Other assets	27,443	28,333
	$452,008	$700,164

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$52,960	$71,044
Deferred revenue — current portion	31,932	30,019
Convertible subordinated notes — short-term	—	267,460
Total current liabilities	84,892	368,523
Deferred revenue — long-term	33,064	43,346
Other long-term liabilities	4,299	3,240
Convertible notes	120,000	120,000
Stockholders’ equity:
Common stock	608	595
Additional paid-in capital	393,270	370,304
Notes receivable from stockholders	—	(428)
Deferred stock compensation	(4,270)	(5,185)
Accumulated other comprehensive loss	(1,749)	(1,572)
Accumulated deficit	(178,106)	(198,659)
Total stockholders’ equity	209,753	165,055
	$452,008	$700,164

Note 1:                             The condensed consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date included in the Company’s Form 10-K for the fiscal year ended December 31, 2003.

See accompanying notes.

AFFYMETRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue:
Product sales	$62,318	$57,467	$185,073	$153,441
Product related revenue	13,928	13,625	40,961	41,992
Total product and product related revenue	76,246	71,092	226,034	195,433
Royalties and other revenue	2,742	2,349	8,300	8,194
Revenue from Perlegen Sciences	879	2,744	3,920	8,005
Total revenue	79,867	76,185	238,254	211,632

Costs and expenses:
Cost of product sales	17,107	22,393	57,227	56,210
Cost of product related revenue	2,367	2,304	7,299	6,805
Cost of revenue from Perlegen Sciences	569	2,744	3,039	8,005
Research and development	17,791	16,463	52,892	48,990
Selling, general and administrative	26,989	24,092	85,212	76,250
Amortization of deferred stock compensation	267	484	915	1,852
Amortization of purchased intangibles	—	281	—	844
Charge for acquired in-process technology	—	—	—	10,096
Total costs and expenses	65,090	68,761	206,584	209,052
Income from operations	14,777	7,424	31,670	2,580
Interest and other income, net	1,638	2,403	1,773	10,765
Interest expense	(437)	(3,559)	(10,675)	(13,726)

Income (loss) before income taxes	15,978	6,268	22,768	(381)
Income tax provision	(601)	(466)	(2,215)	(1,344)
Net income (loss)	$15,377	$5,802	$20,553	$(1,725)

Basic net income (loss) per share	$0.25	$0.10	$0.34	$(0.03)

Diluted net income (loss) per share	$0.25	$0.10	$0.33	$(0.03)

Shares used in computing basic net income (loss) per share	60,617	58,881	60,300	58,717

Shares used in computing diluted net income (loss) per share	62,688	60,485	62,749	58,717

See accompanying notes.

AFFYMETRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$20,553	$(1,725)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,894	16,978
Gain from the repurchase of convertible subordinated notes	—	(739)
Redemption premium and related write-off of debt issuance costs	8,095	—
Amortization of intangible assets	4,153	3,425
Amortization of investment (discounts) premiums, net	(1,285)	2,056
Stock-based compensation	915	1,852
Realized loss (gain) on sales of investments	800	(5,669)
Write down of equity investments	2,283	938
Amortization of debt offering costs	566	1,184
Accretion of interest on notes receivable	(26)	(147)
Loss on write-off of equipment	513	405
Changes in operating assets and liabilities:
Accounts receivable, net	5,520	10,788
Inventories	2,825	2,697
Prepaid expenses and other assets	(5,746)	(4,897)
Accounts payable and accrued and other current liabilities	(17,144)	(12,687)
Deferred revenue	(8,369)	57,251
Other long-term liabilities	1,059	(339)
Net cash provided by operating activities	29,606	71,371

Cash flows from investing activities:
Capital expenditures	(15,426)	(8,046)
Purchases of available-for-sale securities	(158,147)	(412,822)
Proceeds from the sales and maturities of available-for-sale securities	186,264	430,705
Purchase of non-marketable equity investment	(991)	(1,000)
Purchase of technology rights	(41,913)	(5,903)
Net cash (used in) provided by investing activities	(30,213)	2,934

Cash flows from financing activities:
Issuance of common stock	22,979	8,947
Repurchase of convertible subordinated notes	—	(100,701)
Redemption of convertible subordinated notes	(271,778)	—
Net cash used in financing activities	(248,799)	(91,754)
Effect of exchange rate changes on cash	(153)	(52)
Net decrease in cash and cash equivalents	(249,559)	(17,501)
Cash and cash equivalents at beginning of period	275,928	67,888
Cash and cash equivalents at end of period	$26,369	$50,387

See accompanying notes.

AFFYMETRIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

(UNAUDITED)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements include the accounts of Affymetrix, Inc. (“Affymetrix” or the “Company”) and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring entries) considered necessary for a fair presentation have been included.

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

Product Related Revenue

Product related revenue includes subscription fees earned under EasyAccess™ agreements; license fees, milestones and royalties earned from collaborative product development and supply agreements; equipment service revenue; product related scientific services revenue; revenue from custom probe array design fees; and software revenue.

Revenue from subscription fees earned under EasyAccess™ agreements is recorded ratably over the related supply term.

The Company enters into collaborative arrangements which generally include a research and product development phase and a manufacturing and product supply phase. These arrangements may include up-front nonrefundable license fees, milestones, the rights to royalties based on the sale of final product by the partner, product supply agreements and distribution arrangements. The Company accounts for multiple element arrangements under Emerging Issues Task Force Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides guidance on accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 were adopted prospectively for revenue arrangements with multiple elements signed subsequent to June 30, 2003. The adoption of EITF 00-21 did not have a material impact on the Company’s results of operations or financial condition.

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

Royalties and Other Revenue

Royalties and other revenue include royalties earned from third party license agreements and research revenue which mainly consists of amounts earned under government grants. Additionally, other revenue includes fees predominately earned through the license of the Company’s intellectual property not associated with current product revenue.

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

Stock-Based Compensation

At September 30, 2004, the Company has six stock-based employee and non-employee director compensation plans, which are more fully described in the Company’s Annual Report on Form 10-K. The Company has elected to continue to follow the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations for these plans. During the three and nine months ended September 30, 2004 and 2003, no stock-based compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant in accordance with FASB Statement No. 123, “Accounting for Stock-Based Compensation (“SFAS 123”), as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”).

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123, as amended by SFAS 148, to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss)—as reported	$15,377	$5,802	$20,553	$(1,725)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	(3,541)	(6,176)	(11,364)	(21,617)
Pro forma net income (loss)	$11,836	$(374)	$9,189	$(23,342)

Net income (loss) per share:
Basic net income (loss) per share-as reported	$0.25	$0.10	$0.34	$(0.03)

Diluted net income (loss) per share-as reported	$0.25	$0.10	$0.33	$(0.03)

Basic net income (loss) per share-pro forma	$0.20	$(0.01)	$0.15	$(0.40)

Diluted net income (loss) per share-pro forma	$0.19	$(0.01)	$0.15	$(0.40)

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss).  Other comprehensive income (loss) includes unrealized gains and losses on the Company’s available-for-sale securities, hedging contracts that are excluded from net income (loss), changes in fair value of derivatives designated as and effective as cash flow hedges, and foreign currency translation adjustments (see note 6).

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share is calculated using the weighted-average number of common shares outstanding during the period less the weighted-average shares subject to repurchase. Diluted net income (loss) per share gives effect to the dilutive effect of stock options and warrants (calculated based on the treasury stock method) and convertible debt (calculated using the as if-converted method).  The calculation of diluted net income (loss) per share excludes shares of potential common stock if their effect is anti-dilutive.

The following table sets forth the computation of the weighted-average shares used in the basic and diluted net income (loss) per share calculations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Weighted-average shares outstanding	60,691	58,983	60,379	58,829
Less: weighted-average shares of common stock subject to repurchase	(74)	(102)	(79)	(112)
Weighted-average shares used in computing basic net income (loss) per share	60,617	58,881	60,300	58,717
Weighted-average effect of dilutive securities:
Options	2,036	1,568	2,413	—
Warrants	35	36	36	—
Weighted-average shares used in computing diluted net income (loss) per share	62,688	60,485	62,749	58,717

Securities excluded from the computation of basic and diluted net loss per share, on an actual outstanding basis, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Options and warrants	2,708	6,415	2,401	10,076
Convertible notes	3,870	2,689	3,870	2,689
Common stock subject to repurchase	9	19	9	91

Total	6,587	9,123	6,280	12,856

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

Derivative Instruments

In April 2004, the Company began hedging a percentage of its assets that are held in various nonfunctional currencies of its subsidiaries with forward contracts, with the gains or losses on these contracts largely offsetting gains and losses on the change in value of the underlying assets.  The Company’s balance sheet hedging policy is designed to reduce the fluctuations in earnings due to changes in foreign currency exchange rates.  The Company’s foreign currency forward contracts are entered into for periods consistent with the related underlying exposures and do not constitute positions that are independent of those exposures. In addition, the Company does not enter into foreign currency forward contracts for trading or speculative purposes, is not party to any leveraged derivative instrument, and may only enter into derivative agreements with highly rated counterparties.

NOTE 2—PRODUCT SALES AND PRODUCT RELATED REVENUE

The components of product sales are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Probe arrays and related supplies	$45,913	$39,384	$133,035	$112,082
Instruments	16,405	18,083	52,038	41,359
Total product sales	$62,318	$57,467	$185,073	$153,441

The components of product related revenue are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Subscription fees	$5,127	$5,984	$15,643	$19,537
Service and other	4,205	4,059	11,639	12,917
License fees and milestone revenue	4,596	3,582	13,679	9,538
Total product related revenue	$13,928	$13,625	$40,961	$41,992

NOTE 3—EQUITY INVESTMENTS

In August 2004, the Company paid $0.5 million for 8,235,714 shares of preferred stock in a non-public biotechnology company.  Concurrent with this investment, the Company licensed certain of its patents to the investee in exchange for an additional 15,082,956 shares of preferred stock valued at $0.9 million.  The value ascribed to the additional shares was equal to the cash price paid per share by the lead investors in the financing and was recorded as a license fee in royalties and other revenues.

NOTE 4—INVENTORIES

Inventories consist of the following (in thousands):

	September 30, 2004	December 31, 2003
Raw materials	$8,074	$9,129
Work-in-process	5,597	4,226
Finished goods	6,136	9,277

Total	$19,807	$22,632

NOTE 5—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

	September 30, 2004	December 31, 2003
Accounts payable	$12,919	$15,130
Accrued compensation and related liabilities	21,004	18,767
Accrued interest on convertible notes	262	4,260
Accrued taxes	9,829	3,756
Accrued legal	945	3,261
Accrued royalties	466	15,465
Accrued warranties	3,323	2,950
Other	4,212	7,455

Total	$52,960	$71,044

NOTE 6—COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss)	$15,377	$5,802	$20,553	$(1,725)
Foreign currency translation adjustment	59	8	(153)	(52)
Unrealized loss on available-for-sale securities	(263)	(1,395)	(962)	(350)
Unrealized gain (loss) on hedging contracts	(82)	(508)	938	(913)
Comprehensive income (loss)	$15,091	$3,907	$20,376	$(3,040)

NOTE 7—INTANGIBLE ASSETS

Acquired technology rights are comprised of licenses to technology covered by patents to third parties and are amortized over the expected useful life of the underlying patents, which range from one to fifteen years. Accumulated amortization of these rights amounted to $12.2 million and $8.0 million at September 30, 2004 and December 31, 2003, respectively.

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

The expected future annual amortization expense of the Company’s acquired technology rights and other intangible assets is as follows (in thousands):

For the Year Ending December 31,	Amortization Expense
2004, remainder thereof	$1,934
2005	7,520
2006	7,436
2007	7,436
2008	7,422
Thereafter	33,830
Total expected future annual amortization	$65,578

NOTE 8—CONVERTIBLE SUBORDINATED NOTES

On September 22, 1999, the Company completed the sale of $150 million principal amount of 5% convertible subordinated notes due 2006 (the “5% notes”). On February 14, 2000, the Company completed the sale of $225.0 million principal amount of 4.75% convertible subordinated notes due 2007 (the “4.75% notes”).  Between August 2001 and June 2003, the Company repurchased $59.5 million and $48.0 million principal amounts of its 4.75% and 5% notes, respectively.

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

NOTE 9—RELATED PARTY TRANSACTIONS

Perlegen Sciences, Inc.

As of September 30, 2004, the Company held approximately 40% ownership interest in Perlegen Sciences, Inc. (“Perlegen”), a privately-held biotechnology company in which two members of Perlegen’s board of directors are also members of the Company’s board of directors.  In addition, certain affiliates, including the Company’s chief executive officer and members of the Company’s board of directors, hold direct or indirect equity interests in Perlegen.

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

In January 2003, the Company licensed certain Perlegen technologies. Under the terms of the licensing agreement, the Company paid Perlegen a total of $15.0 million in cash and granted Perlegen a $3.0 million credit to be applied against the margin on the Company’s future sales of chips to Perlegen that were utilized by Perlegen in their revenue generating activities.  The Company engaged an independent third party to conduct a valuation analysis of the licenses acquired. Based upon that independent valuation, the Company recorded a charge of approximately $10.1 million related to acquired in-process research and development in the first quarter of 2003. The remaining $4.9 million was recorded as intangible assets which are being amortized over their useful lives of nine to ten years.  In the second quarter of 2004, Perlegen had used all of the $3.0 million credit and as such, the Company has started to record margin on specific sales to Perlegen.

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

As of September 30, 2004 and December 31, 2003, amounts due from Perlegen were $1.5 million and $2.9 million, respectively, and have been included in accounts receivable in the accompanying condensed consolidated balance sheets. Amounts due from Perlegen are payable to the Company on its normal commercial terms.

NOTE 10—COMMITMENTS AND CONTINGENCIES

Product Warranty Commitment

The Company provides for anticipated warranty costs at the time the associated revenue is recognized. Product warranty costs are estimated based upon the Company’s historical experience and the warranty period. Information regarding the changes in the Company’s product warranty liability for the nine months ended September 30, 2004 was as follows (in thousands):

Balance at December 31, 2003	$2,950
New warranties issued	868
Repairs and replacements	(1,095)
Balance at March 31, 2004	2,723
New warranties issued	1,201
Repairs and replacements	(933)
Balance at June 30, 2004	2,991
New warranties issued	1,098
Repairs and replacements	(766)
Balance at September 30, 2004	$3,323

Funding Commitments

The Company has invested $6.8 million and is committed to invest up to an additional $3.2 million in a venture capital limited partnership. The Company accounts for this investment using the cost method of accounting, given that its ownership percentage is so minor that the Company has no influence over partnership operating and financial policies. The investment is included on the condensed consolidated balance sheet as a component of other assets.

Non-cancelable Supply Agreements

As of September 30, 2004, the Company had approximately $8.6 million of non-cancelable supply agreements through 2007.

Indemnifications

From time to time the Company has entered into indemnification provisions under certain of its agreements with other companies in the ordinary course of business, typically with business partners, customers, and suppliers. Pursuant to these agreements, the Company generally indemnifies, holds harmless, and agrees to reimburse the indemnified parties on a case by case basis for losses suffered or incurred by the indemnified parties in connection with any U.S. patent or other intellectual property infringement claim by any third party with respect to its products. The term of these indemnification provisions is generally perpetual from the time of the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As of September 30, 2004, the Company had not accrued a liability for this guarantee, because the likelihood of incurring a payment obligation in connection with this guarantee is remote.

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

Multilyte Litigation

Multilyte Ltd., a British corporation, and Affymetrix commenced legal proceedings in the United States, United Kingdom and German courts to address allegations made by Multilyte that the Company infringes certain patents owned by Multilyte (the “Multilyte patents”) by making and selling the GeneChip® DNA microarray products.

Germany

In the actions pending in Germany, on July 18, 2003, Multilyte filed proceedings in the state court of Dusseldorf, alleging infringement of the Multilyte patents.  In a separate action in Germany, on October 15, 2003, the Company commenced nullity proceedings in German Federal Patent Court in Munich alleging that the German part of Multilyte’s two European patents are invalid.  On October 16, 2003, the Dusseldorf court held its first hearing in the infringement case and ruled that the case be divided into two formally separate cases (one dealing with European patent EP 0 134 215 and the other with European patent EP 0 304 202).

On June 29 and 30, 2004, the German Federal Patent Court in Munich held that both Multilyte’s European patents are invalid in Germany.  Following that ruling, Multilyte applied to stay both sets of infringement proceedings before the Dusseldorf court, pending Multilyte’s appeal of the decisions of the German Federal Patent Court in Munich nullifying both Multilyte patents.  On July 12, 2004, this stay was granted.

United Kingdom

In the action pending in the U.K., on August 14, 2003, the Company commenced proceedings in the English High Court seeking a declaratory judgment that three Multilyte patents are not infringed and are invalid. On September 25, 2003, Multilyte counterclaimed in the U.K. proceedings, alleging that the Company infringed two Multilyte patents (EP ‘215 and EP ‘202) in the U.K. and claiming damages, an injunction and legal costs.  Multilyte agreed that Affymetrix did not infringe the third patent and it was dropped from the lawsuit.  The English High Court directed that the issues of whether the Multilyte patents are valid and whether they have been infringed by the Company should be heard together.

On March 3, 2004, Multilyte notified the Company that they would be surrendering EP ‘215 and that the counterclaim of infringement would necessarily be withdrawn as a result.  On April 19, 2004, Multilyte wrote to the U.K. Patent Office to surrender EP ‘215.  On August 18, 2004, Multilyte informed the Company that Multilyte would no longer defend the invalidity proceedings in respect of EP ‘215 or EP ‘202.  At a hearing on August 31, 2004, the English High Court ruled that the EP ‘215 and EP ‘202 were invalid in the United Kingdom.  Multilyte consented to this final judgment, and it is not appealable.  As a consequence of the judgment, Multilyte was required to repay a substantial portion of Affymetrix’s costs of the U.K. actions.

United States

In the action pending in the U.S., on August 13, 2003, the Company commenced proceedings in the United States District Court for the Northern District of California seeking a declaratory judgment that eight Multilyte patents are not infringed and are invalid.  Multilyte has agreed that the Company does not infringe five of the eight named patents.  On October 24, 2003, the Company filed an amended complaint seeking a declaratory judgment as to three of the original eight named patents—U.S. Patents 5,432,099, 5,599,720 and 5,807,755.  On November 12, 2003, Multilyte filed an answer to the Company’s complaint for declaratory judgment and asserted counterclaims against the Company alleging infringement of the three patents named by the Company in its complaint.  Multilyte has submitted the three patents-in-suit to the United States Patent and Trademark Office for voluntary re-examination.  Typically, re-examination proceedings take at least 12 months.  On June 3, 2004, the Court stayed the case before it pending the outcome of the re-examination proceedings before the United States Patent and Trademark Office and set a status hearing for December 2, 2004.

The Company believes that Multilyte’s remaining claims in Germany and the United States are without merit and has filed the declaratory judgment and nullity actions to protect its interests.  However, the Company cannot be sure that it will prevail in these matters.  The Company’s failure to successfully defend against these allegations could result in a material adverse effect on its business, financial condition and results of operations.

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

On November 10, 2003, the Company filed a complaint against Enzo in the United States District Court for the Southern District of New York for declaratory judgment, breach of contract and injunctive relief relating to the 1998 agreement.  In its complaint, the Company alleges that Enzo has engaged in a pattern of wrongful conduct against it and other Enzo labeling reagent customers by, among other things, asserting improperly broad rights in its patent portfolio, improperly using the 1998 agreement and distributorship agreements with others in order to corner the market for non-radioactive labeling reagents, and improperly using the 1998 agreement to claim ownership rights to the Company’s proprietary technology. The Company seeks declarations that it has not breached the 1998 agreement, that it is entitled to sell its remaining inventory of Enzo reagent labeling kits, and that nine Enzo patents that are identified in the 1998 agreement are invalid and/or not infringed by it.  The Company also seeks damages and injunctive relief to redress Enzo’s alleged breaches of the 1998 agreement, its alleged tortious interference with the Company’s business relationships and prospective economic advantage, and Enzo’s alleged unfair competition.  The Company filed a notice of related case stating that its complaint against Enzo is related to the complaints already pending in the Southern District of New York against eight other former Enzo distributors.  The Southern District of New York has related the Company’s case.  On April 9, 2004, the Company filed its answer to Enzo’s complaint.  Enzo filed an answer to the Company’s complaint on May 13, 2004.  On September 14, 2004, the Southern District of New York conducted a consolidated status conference for the various Enzo litigations and scheduled a claim construction hearing for the Enzo patents on June 28, 2005.  There is no trial date in the actions between Enzo and the Company.

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

NOTE 11—EQUITY

During the nine months ended September 30, 2004, the Company issued approximately 1,300,000 shares of common stock in connection with exercises of employee stock options.

On June 10, 2004, at the annual shareholders’ meeting, the shareholders approved the Company’s Amended and Restated 2000 Equity Incentive Plan (the “2000 Plan”) to increase share availability by 2,500,000 shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2004 and for the three and nine month periods ended September 30, 2004 and 2003 should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

Our Business and Financial Results

We have established our GeneChip® system as the platform of choice for acquiring, analyzing and managing complex genetic information. Our integrated GeneChip® platform includes: disposable DNA probe arrays (chips) consisting of gene sequences set out in an ordered, high density pattern, certain reagents for use with the probe arrays, a scanner and other instruments used to process the probe arrays, and software to analyze and manage genomic information obtained from the probe arrays. We currently sell our products directly to pharmaceutical, biotechnology, agrichemical, diagnostics and consumer products companies as well as academic research centers, government research laboratories, private foundation laboratories and clinical reference laboratories in North America, Europe and Japan. We also sell our products through life science supply specialists acting as authorized distributors in Mexico, India, the Middle East and Asia Pacific regions.

In addition to our product sales, we also generate product related revenues which is comprised of revenue from various sources including service contracts on instrumentation; product related scientific services revenue; custom array design fees; licenses, royalties and milestone payments pursuant to collaborative product and supply arrangements with our corporate partners; and subscription fees earned under EasyAccess™ agreements which provide our customers early access to our upcoming products and emerging technologies.  Finally, we derive royalty and other revenue which includes royalties earned from third party license agreements, research grants, and fees from the license of our technologies.

For the nine months ended September 30, 2004, we had net income of $20.6 million.  Prior to the year ended December 31, 2003, we incurred losses each year since our inception, and as a result have an accumulated deficit of approximately $178.1 million at September 30, 2004. Our losses have resulted principally from costs incurred in research and development, manufacturing and from selling, general and administrative costs associated with our operations, including the costs of patent related litigation. These costs have historically exceeded our revenues and interest income, which to date have been generated principally from product sales, product related revenue, technology access and other license fees, royalties, collaborative research and development agreements, and from interest earned on cash and investment balances.

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

Company Outlook

As management looks ahead to the fourth quarter of 2004, we believe the outlook for our company continues to be favorable. Although it is difficult to predict product demand, we expect our existing and future product offerings to provide continued growth in our product and product related revenue as the number of experiments conducted using GeneChip® technology continues to increase.  In particular, we anticipate that our new line of DNA analysis products, which were launched in the second half of 2003, will continue to provide a meaningful contribution to our product revenue growth in the fourth quarter of 2004. Management also expects to realize additional operational efficiencies as we continue to leverage our investments in corporate infrastructure and information management systems.

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

Results of Operations

The following discussion compares the historical results of operations for the three and nine months ended September 30, 2004 and 2003, respectively.

Product Sales

The components of product sales are as follows (in thousands):

	Three Months Ended September 30,		Three Months Dollar Change	Nine Months Ended September 30,		Nine Months Dollar Change
	2004	2003	From 2003	2004	2003	From 2003
Probe arrays and related supplies	$45,913	$39,384	$6,529	$133,035	$112,082	$20,953
Instruments	16,405	18,083	(1,678)	52,038	41,359	10,679
Total product sales	$62,318	$57,467	$4,851	$185,073	$153,441	$31,632

Total product sales increased $4.9 million in the third quarter of 2004 as compared to the same period in 2003.  The increase was primarily due to growth in the unit sales of our GeneChip® probe arrays, which includes our new DNA analysis products and the transition of our flagship Human, Mouse and Rat products from a two chip set to one chip.  In addition, we experienced growth in unit sales of our reagents due to the increased acceptance of our new products.  These increases were partially offset by a decrease in the average selling price of our GeneChip® probe arrays, a decrease in unit sales of our Fluidics Station 450 upgrades and a decrease in unit sales of our full GeneChip® instrumentation systems.

Total product sales increased $31.6 million in the first nine months of 2004 as compared to the same period in 2003.  The increase was primarily due to growth in the unit sales of our GeneChip® probe arrays, which includes our new DNA analysis products and the transition of our flagship Human, Mouse and Rat products from a two chip set to one chip and growth in unit sales of our reagents due to the increased acceptance of our new products.  Instrument sales also increased primarily due to growth in unit sales and the average selling price of our GeneChip® Scanner 3000 instruments and upgrades which were partially offset by a decrease in unit sales of our full GeneChip® instrumentation systems.

Product Related Revenue

The components of product related revenue are as follows (in thousands):

	Three Months Ended September 30,		Three Months Dollar Change	Nine Months Ended September 30,		Nine Months Dollar Change
	2004	2003	From 2003	2004	2003	From 2003
Subscription fees	$5,127	$5,984	$(857)	$15,643	$19,537	$(3,894)
Service and other	4,205	4,059	146	11,639	12,917	(1,278)
License fees and milestone revenue	4,596	3,582	1,014	13,679	9,538	4,141
Total product related revenue	$13,928	$13,625	$303	$40,961	$41,992	$(1,031)

Total product related revenue increased $0.3 million in the third quarter of 2004 as compared to the same period in 2003. The increase was primarily related to the achievement of a substantive at-risk milestone which was recognized as revenue during the quarter. In addition, service and other revenue increased due to an increase in other revenue related to DNA analysis and other product related scientific services partially offset by decreases in the number of service contracts as pre-existing scanner customers upgraded to our GeneChip® Scanner 3000 which is covered by a one year warranty.  Subscription fees earned under our EasyAccess™ agreements declined as we continue to transition customers to volume-based discounting on product sales.  License fees and milestone revenue earned in connection with our Roche collaboration agreement signed in January 2003, was $4.3 million and $3.6 million for the three months ended September 30, 2004 and 2003, respectively.

Total product related revenue decreased $1.0 million in the first nine months of 2004 as compared to the same period in 2003. The decrease was primarily due to a decline in subscription fees earned under our EasyAccess™ agreements as we continue to transition customers to volume-based discounting on product sales. In addition, service and other revenue declined due to decreases in the number of service contracts as pre-existing scanner customers upgraded to our GeneChip® Scanner 3000 which is covered by a one year warranty.  These decreases were partially offset by increases in license fees earned in connection with the Roche agreement and the recognition of milestone revenue due to the achievement of substantive goals as defined by our collaborative agreements.  License fees and milestone revenue earned in connection with the Roche agreement was $12.2 million compared to $9.5 million for the nine months ended September 30, 2004 and 2003, respectively.

Royalties and Other Revenue (in thousands)

	Three Months Ended September 30,		Three Months Dollar Change	Nine Months Ended September 30,		Nine Months Dollar Change
	2004	2003	From 2003	2004	2003	From 2003
Royalties and other revenue	$2,742	$2,349	$393	$8,300	$8,194	$106

Royalties and other revenue increased $0.4 million in the third quarter of 2004 as compared to the same period in 2003. The increase was primarily attributable to the recognition of $0.9 million of nonmonetary revenue resulting from the receipt of preferred stock in a non-public biotechnology company in exchange for a technology access license for which we have no continuing performance obligations. These increases were partially offset by a decrease in the number and average value of our remaining non-core license agreements.

Royalties and other revenue increased $0.1 million in the first nine months of 2004 as compared to the same period in 2003. The increase was primarily due to the recognition of one monetary and one nonmonetary license agreement with no continuing performance obligations as well as an increase in government grant activity.  These increases were partially offset by a decrease in the number and average value of our remaining non-core license agreements.

Revenue From Perlegen Sciences (in thousands)

	Three Months Ended September 30,		Three Months Dollar Change	Nine Months Ended September 30,		Nine Months Dollar Change
	2004	2003	From 2003	2004	2003	From 2003
Revenue from Perlegen Sciences	$879	$2,744	$(1,865)	$3,920	$8,005	$(4,085)

Revenue from Perlegen Sciences, an affiliated party, decreased $1.9 million in the third quarter and $4.1 million in the first nine months of 2004 as compared to the same periods in 2003. The decreases were consistent with the decrease in Perlegen’s contractual obligations under their supply agreement with us.  Pursuant to this supply agreement, we sell whole wafers to Perlegen for use in Perlegen’s research and development activities at our fully burdened cost of manufacturing.  Starting in the second quarter of 2004, we began recognizing margin on the sale of probe arrays that were utilized by Perlegen for revenue generating activities.  In addition, during the first half of 2004, we also sold Perlegen GeneChip® instruments on which we earned margins consistent with our sales of instruments to other customers.

Product and Product Related Gross Margins (in thousands, except percentage amounts)

	Three Months Ended September 30,		Dollar / Percentage Change From	Nine Months Ended September 30,		Dollar / Percentage Change From
	2004	2003	2003	2004	2003	2003
Total gross margin on product sales	$45,211	$35,074	$10,137	$127,846	$97,231	$30,615
Total gross margin on product related revenue	11,561	11,321	240	33,662	35,187	(1,525)

Total gross margin on product and product related revenue	$56,772	$46,395	$10,377	$161,508	$132,418	$29,090

Product gross margin as a percentage of product sales	72.5%	61.0%	11.5%	69.1%	63.4%	5.7%

Product related gross margin as a percentage of product related revenue	83.0%	83.1%	(0.1)%	82.2%	83.8%	(1.6)%

Gross margin on product sales increased 11.5% in the third quarter of 2004 as compared to the same period in 2003 primarily due to an increase in probe array gross margins.  These margins were favorably impacted by a decrease in our cost to produce probe arrays which resulted primarily from savings realized on the conversion of a royalty bearing technology license from Oxford Gene Technology, Ltd. (“OGT”) to a fully paid-up non-royalty bearing license in the second half of 2004.  We also realized lower costs of manufacturing related to increased utilization of our Sacramento facility as we increased probe array production.  In addition, gross margin was favorably impacted due to continued market acceptance of some of our new, higher margin reagents.

Gross margin on product sales increased 5.7% in the first nine months of 2004 as compared to the same period in 2003.  These improvements were primarily due to an increase in instrument gross margins related to higher average selling prices and lower costs of production due to increased utilization of our Bedford facility and an increase in probe array gross margins related to the conversion of a royalty bearing technology license from OGT to a fully paid-up non-royalty bearing license in the second half of 2004.  In addition, gross margin was favorably impacted due to continued market acceptance of some of our new, higher margin reagents.

Product related gross margin decreased 0.1% in the third quarter and 1.6% in the first nine months of 2004 as compared to the same period in 2003.  The decreases were primarily related to a decline in sales of our EasyAccess™ agreements as we continue to transition customers to volume-based discounting on product sales and an increase in expenses related to certain of our service agreements.  These decreases were partially offset by the recognition of milestone revenue due to the achievement of substantive goals as defined by our collaborative agreements.

Cost of Perlegen Revenues (in thousands)

	Three Months Ended September 30,		Three Months Dollar Change	Nine Months Ended September 30,		Nine Months Dollar Change
	2004	2003	From 2003	2004	2003	From 2003
Cost of revenue from Perlegen Sciences	$569	$2,744	$(2,175)	$3,039	$8,005	$(4,966)

Cost of Perlegen revenue decreased $2.2 million in the third quarter and $5.0 million in the first nine months of 2004 as compared to the same periods in 2003. The decreases in the cost of Perlegen revenue were related to the reduction in wafer purchases made by Perlegen, which is consistent with Perlegen’s declining contractual purchase obligations. This decrease was partially offset by costs associated with Perlegen’s purchase of GeneChip® instruments in the first half of 2004.

Research and Development Expenses (in thousands)

	Three Months Ended September 30,		Three Months Dollar Change	Nine Months Ended September 30,		Nine Months Dollar Change
	2004	2003	From 2003	2004	2003	From 2003
Research and development	$17,791	$16,463	$1,328	$52,892	$48,990	$3,902

Research and development expenses, which primarily consist of basic research, product research and development and manufacturing process and development increased $1.3 million in the third quarter and $3.9 million in the first nine months of 2004 as compared to the same periods in 2003. The increases were primarily due to the expanded use of our pilot operations facility in Sunnyvale for research related to our new product development.  We also increased our spending on basic research and development.

We believe a substantial investment in research and development is essential to a long-term sustainable competitive advantage and critical to expansion into new markets.

Selling, General and Administrative Expenses (in thousands)

	Three Months Ended September 30,		Three Months Dollar Change	Nine Months Ended September 30,		Nine Months Dollar Change
	2004	2003	From 2003	2004	2003	From 2003
Selling, general and administrative	$26,989	$24,092	$2,897	$85,212	$76,250	$8,962

Selling, general and administrative expenses increased $2.9 million in the third quarter and $9.0 million in the first nine months of 2004 as compared to the same periods in 2003.  The increases were primarily due to increases in sales and marketing expenses in our American and European regions related to new product introductions.  In addition, we continued to increase expenses in 2004 related to on-going regulatory compliance efforts. These increases were partially offset by lower than anticipated legal expenses, the receipt of a cash settlement in 2004 in connection with the resolution of an intellectual property dispute, and a decrease in sales and support costs in Japan as our Japanese operations completed their obligations associated with a prior distribution agreement.

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

Amortization of Deferred Stock Compensation (in thousands)

	Three Months Ended September 30,		Three Months Dollar Change	Nine Months Ended September 30,		Nine Months Dollar Change
	2004	2003	From 2003	2004	2003	From 2003
Amortization of deferred stock compensation	$267	$484	$(217)	$915	$1,852	$(937)

Stock compensation expense decreased $0.2 million in the third quarter and $0.9 million in the first nine months of 2004 as compared to the same periods in 2003.  Upon the acquisition of Neomorphic in October 2000, the fair value of unvested common stock subject to restricted stock agreements and the intrinsic value of the unvested options held by employees were deducted from the purchase price and allocated to deferred stock compensation. As of September 30, 2004, approximately $0.1 million of the remaining deferred stock compensation of $4.3 million will continue to be amortized to compensation expense in the fourth quarter of 2004.  We ceased amortizing $4.2 million of deferred stock compensation related to an executive level Neomorphic employee who commenced a leave of absence during the latter part of fiscal 2001.  The remaining $4.2 million balance will be amortized if and when the employee resumes active status with us.

Amortization of Purchased Intangibles (in thousands)

	Three Months Ended September 30,		Three Months Dollar Change	Nine Months Ended September 30,		Nine Months Dollar Change
	2004	2003	From 2003	2004	2003	From 2003
Amortization of purchased intangibles	$—	$281	$(281)	$—	$844	$(844)

We incurred no charges related to purchased intangibles in the third quarter and first nine months of 2004 as we fully amortized all of our purchased intangibles during the fiscal year ended 2003.

Charge for Acquired In-process Technology (in thousands)

	Three Months Ended September 30,		Three Months Dollar Change	Nine Months Ended September 30,		Nine Months Dollar Change
	2004	2003	From 2003	2004	2003	From 2003
Charge for acquired in-process technology	$—	$—	$—	$—	$10,096	$(10,096)

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

Interest and Other Income, Net (in thousands)

	Three Months Ended September 30,		Three Months Dollar Change	Nine Months Ended September 30,		Nine Months Dollar Change
	2004	2003	From 2003	2004	2003	From 2003
Interest and other income, net	$1,638	$2,403	$(765)	$1,773	$10,765	$(8,992)

Interest and other income, net decreased $0.8 million for the third quarter of 2004 as compared to the same period in 2003. The decrease was primarily due to a decline in interest income which resulted from lower cash and marketable securities balances following the $271.8 million of bond redemptions completed in the first quarter of 2004 and a $41.9 million license payment to OGT in the second quarter of 2004.  In addition, we experienced lower realized gains on sales of our marketable equity securities and additional impairment charges for other-than-temporary declines in the carrying values of certain non-marketable equity securities.  These decreases were partially offset by a $0.9 million reimbursement for certain legal expenses incurred during prior years.

Interest and other income, net decreased $9.0 million in the first nine months of 2004 as compared to the same period in 2003. The decrease was partially due to the recognition of a gain of $2.6 million in 2003 on an equity investment in a privately-held biotechnology company following its acquisition by a publicly traded entity.  Interest income also declined due to lower cash and marketable securities balances following the $271.8 million of bond redemptions completed in the first quarter of 2004 and a $41.9 million license payment to OGT in the second quarter of 2004.  Finally, we realized higher impairment charges due to other-than-temporary declines in the carrying values of certain non-marketable equity securities.

Interest Expense (in thousands)

	Three Months Ended September 30,		Three Months Dollar Change	Nine Months Ended September 30,		Nine Months Dollar Change
	2004	2003	From 2003	2004	2003	From 2003
Interest expense	$437	$3,559	$(3,122)	$10,675	$13,726	$(3,051)

Interest expense decreased $3.1 million in the third quarter of 2004 as compared to the same period in 2003. The decrease was primarily due to lower interest charges following the $271.8 million of bond redemptions completed in the first quarter of 2004 of our 5% and 4.75% convertible subordinated notes. This decrease was partially offset by the interest expense associated with the $120 million of 0.75% senior convertible notes issued in December 2003.

Interest expense decreased $3.1 million for the first nine months of 2004 as compared to the same period in 2003.  The decrease was primarily due to lower interest charges following the $271.8 million of bond redemptions completed in the first quarter of 2004 of our 5% and 0.75% convertible subordinated notes.  This decrease was primarily offset by charges incurred in connection with the bond redemptions to write-off approximately $3.8 million in unamortized issuance costs plus $4.3 million in redemption premiums.  In addition, the decrease was partially offset by interest expense associated with the $120 million of 0.75% senior convertible notes issued in December 2003.

Income Tax Provision (in thousands)

	Three Months Ended September 30,		Three Months Dollar Change	Nine Months Ended September 30,		Nine Months Dollar Change
	2004	2003	From 2003	2004	2003	From 2003
Income Tax Provision	$601	$466	$135	$2,215	$1,344	$871

The provision for income tax increased $0.1 million in the third quarter and $0.9 million in the first nine months of 2004 as compared to the same periods in 2003. For the three and nine months ended September 30, 2004 and 2003, the provision consists of foreign, federal and state taxes and increased primarily due to taxes related to our foreign operations.  Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the historical operating performance and the reported cumulative net losses in all prior years, at September 30, 2004, we provided a full valuation allowance against our net deferred tax assets.

Liquidity and Capital Resources

Cashflow (in thousands)

	Nine Months Ended September 30,
	2004	2003
Net cash provided by operating activities	$29,606	$71,371
Net cash (used in) provided by investing activities	(30,213)	2,934
Net cash used in financing activities	(248,799)	(91,754)
Effect of foreign currency translation on cash and cash equivalents	(153)	(52)

Net decrease in cash and cash equivalents	$(249,559)	$(17,501)

Net cash provided by operating activities was $29.6 million for the nine months ended September 30, 2004, as compared to $71.4 million for the nine months ended September 30, 2003. The decrease in our net cash flow from operating activities was primarily due to the $70.0 million Roche collaboration agreement up-front, nonrefundable license fee received in January 2003, partially offset by the $10.1 million charge recorded in January 2003 related to the acquisition of in-process research and development and $17.1 million in payments related to a reduction in accounts payable and accrued liabilities for the nine months ended September 30, 2004.

Net cash used in investing activities was $30.2 million for the nine months ended September 30, 2004 compared to $2.9 million provided by investing activities for the nine months ended September 30, 2003.  The decrease in our net cash flow from investing activities was primarily due to a $41.9 million license payment to OGT in the second quarter of 2004.  Additionally, we experienced an increase in capital expenditures in 2004 related to continued expansion in our operating facilities along with investments in information management systems.  These uses of cash were offset by an increase in cash from net sales and maturities of available-for-sale securities.

Net cash used in financing activities was $248.8 million for the nine months ended September 30, 2004, as compared to $91.8 million for the nine months ended September 30, 2003.  The increase primarily relates to the $271.8 million cash outflow for the redemption of the remaining 5% and 4.75% notes during the nine months ended September 30, 2004 as compared to the $100.7 million cash outflow for the repurchase of a portion of the convertible subordinated notes during the nine months ended September 30, 2003.  This was partially offset by proceeds of $23.0 million from the issuance of common stock from stock option exercises pursuant to our equity incentive plans.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2004, we are not involved in any SPE transactions.

The impact that our contractual obligations as of September 30, 2004 are expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

	Total	2004	2005-2006	2007-2008	After 2008

Senior convertible notes (1)	$120,000	$—	$—	$120,000	$—
Operating leases	57,425	1,964	14,110	14,481	26,870
Purchase commitments (2)	21,877	14,547	7,330	—	—
Other commitments (3)	6,080	3,570	1,010	1,000	500

Total contractual obligations	$205,382	$20,081	$22,450	$135,481	$27,370

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

We have financed our operations primarily through product sales, sales of equity and debt securities, collaborative agreements, interest income, and licensing of our technology. As of September 30, 2004, we had cash, cash equivalents and available-for-sale securities of $181.7 million. We anticipate that our existing capital resources along with the cash to be generated from operations will enable us to maintain currently planned operations, and planned capital expenditures (estimated to be approximately $25.0 million for the year ending December 31, 2004), for the foreseeable future. However, this expectation is based on our current operating, financing and capital expenditure plans, which are subject to change, and therefore we could require additional funding. We also expect that our capital requirements will increase over the next several years as we expand our worldwide commercial operations, expand our manufacturing capabilities, increase our investments in third parties and expand our research and development efforts. Our long-term capital expenditure requirements will depend on numerous factors, including: the expansion of commercial scale manufacturing capabilities; our ability to maintain existing collaborative and customer arrangements and establish and maintain new collaborative and customer arrangements; the progress of our research and development programs; initiation or expansion of research programs and collaborations; the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; the effectiveness of product commercialization activities and arrangements; the purchase of patent licenses; expansion of our oversees operations and other factors.

As of September 30, 2004, we have no credit facility or other committed sources of capital. To the extent capital resources are insufficient to meet future capital requirements, we will have to raise additional funds to continue the development of our technologies. There can be no assurance that such funds will be available on favorable terms, or at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to our stockholders. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into collaboration agreements on unattractive terms. Our inability to raise capital would have a material adverse effect on our business, financial condition and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the nine months ended September 30, 2004, we redeemed all our outstanding 4.75% and 5% convertible subordinated notes at their $267.5 million face amount.  As of September 30, 2004, only our 0.75% senior convertible notes were outstanding and had a carrying amount of $120.0 million and fair value of $148.1 million.  As of September 30, 2004, our cash, cash equivalents, and available-for-sale debt securities had a carrying value of $169.6 million and a fair value of $170.1 million, which was lower compared to December 31, 2003 primarily because a portion of our investments was liquidated to fund the bond redemption during the first quarter of 2004 and to convert our non-exclusive royalty bearing license to certain of OGT’s patents to a fully paid-up license during the second quarter of 2004.

In April 2004, we began hedging a percentage of our assets that are held in nonfunctional currencies of our subsidiaries with forward contracts and the gains or losses on these contracts largely offset gains and losses on the change in value of the underlying asset.  Our balance sheet hedging policy is designed to reduce the fluctuations in earnings due to changes in foreign currency exchange rates.

We do not use derivative contracts for speculative purposes. At September 30, 2004, total outstanding contracts included the notional equivalent of $64.1 million in foreign currency forward exchange contracts with a fair value of $1.0 million. As of September 30, 2004, all contracts were set to expire at various times through June 2005. The bank counterparties in these contracts expose us to credit-related losses in the event of their nonperformance. However, to mitigate that risk we only contract with reputable institutions. We apply hedge accounting based upon the criteria established by Statement of Financial Accounting Standards No. 133 (“SFAS 133”), whereby we designate our derivatives for revenue hedging purposes as cash flow hedges.  We have elected not to designate our derivatives for balance sheet purposes as fair value hedges under SFAS 133 and have appropriately recorded any changes in fair value to interest and other income (expense), net.

A sensitivity analysis was performed on all of our foreign exchange derivatives as of September 30, 2004. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar. For our forward contracts, we used a hypothetical change made to the spot rates of the currency. A 10% increase in the value of the U.S. dollar would lead to an increase in the fair value of our financial hedging instruments by $5.0 million. Conversely, a 10% decrease in the value of the U.S. dollar would result in a decrease in the fair value of these financial instruments by $5.7 million.

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

Germany

In the actions pending in Germany, on July 18, 2003, Multilyte filed proceedings in the state court of Dusseldorf, alleging infringement of the Multilyte patents. In a separate action in Germany, on October 15, 2003, we commenced nullity proceedings in German Federal Patent Court in Munich alleging that the German part of Multilyte’s two European patents are invalid.  On October 16, 2003, the Dusseldorf court held its first hearing in the infringement case and ruled that the case be divided into two formally separate cases (one dealing with European patent EP 0 134 215 and the other with European patent EP 0 304 202).

On June 29 and 30, 2004, the German Federal Patent Court in Munich held that both Multilyte’s European patents are invalid in Germany.  Following that ruling, Multilyte applied to stay both sets of infringement proceedings before the Dusseldorf court, pending Multilyte’s appeal of the decision of the German Federal Patent Court in Munich nullifying both Multilyte patents.  On July 12, 2004, this stay was granted.

United Kingdom

In the action pending in the U.K., on August 14, 2003, we commenced proceedings in the English High Court seeking a declaratory judgment that three Multilyte patents are not infringed and are invalid. On September 25, 2003, Multilyte counterclaimed in the U.K. proceedings, alleging that we infringed two Multilyte patents (EP ‘215 and EP ‘202) in the U.K. and claiming damages, an injunction and legal costs. Multilyte agreed that we did not infringe the third patent and it was dropped from the lawsuit.  The English High Court directed that the issues of whether the Multilyte patents are valid and whether they have been infringed by us should be heard together.

On March 3, 2004, Multilyte notified us that they would be surrendering EP ’215 and that the counterclaim of infringement would necessarily be withdrawn as a result.  On April 19, 2004, Multilyte wrote to the U.K. Patent Office to surrender EP ’215.  On August 18, 2004, Multilyte informed us that they would no longer defend the invalidity proceedings in respect of EP ‘215 or EP ‘202.  At a hearing on August 31, 2004, the English High Court ruled that the EP ‘215 and EP ‘202 were invalid in the United Kingdom.  Multilyte consented to this final judgment, and it is not appealable.  As a consequence of the judgment, Multilyte was required to repay a substantial portion of our costs of the U.K. actions.

United States

In the action pending in the U.S., on August 13, 2003, we commenced proceedings in the United States District Court for the Northern District of California seeking a declaratory judgment that eight Multilyte patents are not infringed and are invalid. Multilyte has agreed that we do not infringe five of the eight named patents. On October 24, 2003, we filed an amended complaint seeking a declaratory judgment as to three of the original eight named patents—U.S. Patents 5,432,099, 5,599,720 and 5,807,755. On November 12, 2003, Multilyte filed an answer to our complaint for declaratory judgment and asserted counterclaims against us alleging infringement of the three patents named by us in our complaint. Multilyte has submitted the three patents-in-suit to the United States Patent and Trademark Office for voluntary re-examination. Typically, re-examination proceedings take at least 12 months.  On June 3, 2004, the Court stayed the case before it pending the outcome of the re-examination proceedings before the United States Patent and Trademark Office and set a status hearing for December 2, 2004.

We believe that Multilyte’s remaining claims in Germany and the United States are without merit and have filed the declaratory judgment and nullity actions to protect our interests. However, we cannot be sure that we will prevail in these matters. Our failure to successfully defend against these allegations could result in a material adverse effect on our business, financial condition and results of operations.

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

On November 10, 2003, we filed a complaint against Enzo in the United States District Court for the Southern District of New York for declaratory judgment, breach of contract and injunctive relief relating to the 1998 agreement. In our complaint, we allege that Enzo has engaged in a pattern of wrongful conduct against us and other Enzo labeling reagent customers by, among other things, asserting improperly broad rights in its patent portfolio, improperly using the 1998 agreement and distributorship agreements with others in order to corner the market for non-radioactive labeling reagents, and improperly using the 1998 agreement to claim ownership rights to our proprietary technology.  We seek declarations that we have not breached the 1998 agreement, that we are entitled to sell our remaining inventory of Enzo reagent labeling kits, and that nine Enzo patents that are identified in the 1998 agreement are invalid and/or not infringed by us.  We also seek damages and injunctive relief to redress Enzo’s alleged breaches of the 1998 agreement, its alleged tortious interference with the Company’s business relationships and prospective economic advantage, and Enzo’s alleged unfair competition.  We filed a notice of related case stating that our complaint against Enzo is related to the complaints already pending in the Southern District of New York against eight other former Enzo distributors.  The Southern District of New York has related our case.  On April 9, 2004, we filed our answer to Enzo’s complaint.  Enzo filed an answer to our complaint on May 13, 2004.  On September 14, 2004, the Southern District Court of New York conducted a consolidated status conference for the various Enzo litigations and scheduled a claim construction hearing for the Enzo patents on June 28, 2005.  There is no trial date in the actions between Enzo and us.

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

For the nine months ended September 30, 2004, we had net income of $20.6 million.  Prior to the year ended December 31, 2003, we incurred losses each year since our inception, and as a result have an accumulated deficit of approximately $178.1 million at September 30, 2004. We expect to continue experiencing fluctuations in our operating results and cannot assure sustained profitability. Our losses have resulted principally from costs incurred in research and development, manufacturing and from selling, general and administrative costs associated with our operations, including the costs of patent related litigation.

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

Future competition will likely come from existing competitors as well as other companies seeking to develop new technologies for analyzing genetic information. For example companies such as Applied Biosystems, Illumina, GE Healthcare (through its acquisition of Amersham Biosciences) and Agilent Technologies have introduced new products for gene expression research and analysis. In addition, pharmaceutical and biotechnology companies have significant needs for genomic information and may choose to develop or acquire competing technologies to meet these needs. In the molecular diagnostics field, competition will likely come from established diagnostic companies, companies developing and marketing DNA probe tests for genetic and other diseases and other companies conducting research on new technologies to ascertain and analyze genetic information. Further, in the event that we develop new technology and products that compete with existing technology and products of well established companies, there can be no guarantee that the marketplace will readily adopt any such new technology and products that we may introduce in the future.

If we are unable to maintain our relationships with collaborative partners, we may have difficulty developing and selling our products and services.

We believe that our success in penetrating our target markets depends in part on our ability to develop and maintain collaborative relationships with key companies as well as with key academic researchers. Currently, our significant collaborative partners include Qiagen GmBH for the sample preparation and purification systems, Invitrogen Corporation for reagents, ParAllele BioScience, Inc. for assays and Ingenuity Systems, Inc. for analytical software. We collaborate with both Beckman Coulter Inc. and Caliper Life Sciences in the development of automation for GeneChip® technology applications for use in drug discovery, drug development and clinical research. Roche and bioMérieux are collaborative partners in the development of chip products for medical diagnostic and applied testing markets. Relying on these or other collaborative relationships is risky to our future success because:

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

The clinical applications of GeneChip® technologies for diagnosing and informing the treatment of disease is an emerging market opportunity in molecular diagnostics that seeks to improve the effectiveness of health care by collecting information about DNA variation and RNA expression in patients at various times from prognosis, through diagnosis and on to the end of therapy. Our success depends on our ability to continue to explore and develop market opportunities in molecular diagnostics for clinical applications of our GeneChip® technologies. These markets, however, are new and emerging and there can be no assurances that they will develop as quickly as we expect or that they will reach their full potential. In addition, although we believe that there will be clinical applications of our GeneChip® technologies that will be utilized for diagnosing and informing the treatment of disease, there can be no assurance that the application of our GeneChip® technologies in molecular diagnostics will achieve regulatory approval in the United States or overseas markets, and if even they do, there can be no certainty of the technical or commercial success they will achieve in such markets.

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

The market price of our common stock is extremely volatile. To demonstrate the volatility of our stock price, during the twelve-month period ending on September 30, 2004, the volume of our common stock traded on any given day has ranged from 286,700 to 8,633,200 shares. Moreover, during that period, our common stock has traded as low as $20.77 per share and as high as $37.46 per share.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  EXHIBITS:

Exhibit Number	Description of Document
3.1(1)	Restated Certification of Incorporation.
3.2(2)	Bylaws.
3.3(3)	Amendment No. 1 to the Bylaws dated as of April 25, 2001.
4.1(4)	Rights Agreement dated October 15, 1998 between Affymetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent.
4.3(5)	Amendment No. 1 to Rights Agreement, dated as of February 7, 2000, between Affymetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent.
4.6(6)	Indenture dated as of December 15, 2003, between Affymetrix, Inc. and The Bank of New York, as Trustee
4.7(6)	Affymetrix, Inc. 0.75% Senior Convertible Notes due 2033 Registration Rights Agreement dated December 15, 2003
10.67	Form of Non-Qualified Stock Option Agreement under the Affymetrix, Inc. Amended and Restated 1996 Non-Employee Directors Stock Plan
10.68	Form of Stock Option Agreement under the Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

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

(3)           Incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-Q as filed on May 15, 2001 (File No. 000-28218).

(4)           Incorporated by reference to Exhibit 1 to the Registrant’s Form 8-A as filed on October 16, 1998 (File No. 000-28218).

(5)           Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-A/A as filed on March 29, 2000 (File No. 000-28218).

(6)           Incorporated by reference to the same number exhibit filed with the Registrant’s Form S-3 as filed on January 29, 2004 (File No. 333-112311).

(b)                                 REPORTS ON FORM 8-K.

On July 21, 2004, the Company filed a Report on Form 8-K to report under Item 7 (Financial Statements and Exhibits) and Item 12 (Results of Operations and Financial Condition) that the Company issued a press release announcing the Company’s operating results for the quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	By:	/s/ GREGORY T. SCHIFFMAN
	Name:	Gregory T. Schiffman
	Title:	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

November 9, 2004

AFFYMETRIX, INC.

EXHIBIT INDEX

SEPTEMBER 30, 2004

Exhibit Number	Description of Document
3.1(1)	Restated Certification of Incorporation.
3.2(2)	Bylaws.
3.3(3)	Amendment No. 1 to the Bylaws dated as of April 25, 2001.
4.1(4)	Rights Agreement dated October 15, 1998 between Affymetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent.
4.3(5)	Amendment No. 1 to Rights Agreement, dated as of February 7, 2000, between Affymetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent.
4.6(6)	Indenture dated as of December 15, 2003, between Affymetrix, Inc. and The Bank of New York, as Trustee
4.7(6)	Affymetrix, Inc. 0.75% Senior Convertible Notes due 2033 Registration Rights Agreement dated December 15, 2003
10.67	Form of Non-Qualified Stock Option Agreement under the Affymetrix, Inc. Amended and Restated 1996 Non-Employee Directors Stock Plan
10.68	Form of Stock Option Agreement under the Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

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

(3)           Incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-Q as filed on May 15, 2001 (File No. 000-28218).

(4)           Incorporated by reference to Exhibit 1 to the Registrant’s Form 8-A as filed on October 16, 1998 (File No. 000-28218).

(5)           Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-A/A as filed on March 29, 2000 (File No. 000-28218).

(6)           Incorporated by reference to the same number exhibit filed with the Registrant’s Form S-3 as filed on January 29, 2004 (File No. 333-112311).