Form 10-Q
period 2005-03-31
AFFYMETRIX INC
filed 2005-05-10
CIK 913077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED MARCH 31, 2005

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

COMMON SHARES OUTSTANDING ON APRIL 30, 2005: 63,105,476

AFFYMETRIX, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AFFYMETRIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

(UNAUDITED)

	March 31, 2005	December 31, 2004
		(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$62,950	$42,595
Available-for-sale securities	191,480	163,120
Accounts receivable	68,908	89,441
Accounts receivable from Perlegen Sciences	4,624	3,964
Inventories	19,849	17,997
Prepaid expenses and other current assets	5,854	5,833
Total current assets	353,665	322,950
Property and equipment, net	65,414	64,179
Acquired technology rights, net	62,905	64,334
Goodwill	18,601	18,601
Notes receivable from employees	1,935	1,900
Other assets	28,759	27,807
	$531,279	$499,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$49,646	$62,963
Deferred revenue — current portion	37,292	33,776
Total current liabilities	86,938	96,739
Deferred revenue — long-term portion	25,942	29,463
Other long-term liabilities	4,310	4,382
Convertible notes	120,000	120,000
Stockholders’ equity:
Common stock	630	616
Additional paid-in capital	434,893	407,258
Deferred stock compensation	(4,265)	(4,265)
Accumulated other comprehensive loss	(2,336)	(3,371)
Accumulated deficit	(134,833)	(151,051)
Total stockholders’ equity	294,089	249,187
	$531,279	$499,771

Note 1:          The condensed consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date included in the Company’s Form 10-K for the fiscal year ended December 31, 2004.

See accompanying notes.

AFFYMETRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended March 31,
	2005	2004
Revenue:
Product sales	$73,551	$61,091
Product related revenue	11,317	13,522
Total product and product related revenue	84,868	74,613
Royalties and other revenue	1,560	2,371
Revenue from Perlegen Sciences	2,187	1,649
Total revenue	88,615	78,633

Costs and expenses:
Cost of product sales	19,279	20,732
Cost of product related revenue	2,505	2,856
Cost of revenue from Perlegen Sciences	1,242	1,371
Research and development	17,090	17,296
Selling, general and administrative	29,597	28,269
Stock-based compensation (1)	83	324
Total costs and expenses	69,796	70,848
Income from operations	18,819	7,785
Interest income and other, net	714	1,075
Interest expense	(427)	(9,834)

Income (loss) before income taxes	19,106	(974)
Income tax provision	(2,888)	(859)
Net income (loss)	$16,218	$(1,833)

Basic net income (loss) per common share	$0.26	$(0.03)
Diluted net income (loss) per common share	$0.24	$(0.03)

Shares used in computing basic net income (loss) per share	62,351	59,903
Shares used in computing diluted net income (loss) per share	69,081	59,903

(1) Stock-based compensation related to the following:

Research and development	$—	$258
Selling, general and administrative	83	66
	$83	$324

See accompanying notes.

AFFYMETRIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$16,218	$(1,833)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,024	5,177
Redemption premium and related write-off of debt issuance costs	—	8,095
Amortization of intangible assets	1,929	944
Amortization of investment discounts, net	(68)	(1,693)
Stock-based compensation	83	324
Realized loss on sales of investments	55	57
Realized loss on equity method investment in Perlegen Sciences	938	—
Write down of equity investment	—	1,442
Amortization of debt offering costs	189	197
Accretion of interest on notes receivable	(35)	(12)
Loss on write-off of equipment	12	404
Change in operating assets and liabilities:
Accounts receivable, net	19,873	6,199
Inventories	(1,852)	1,731
Prepaid expenses and other current assets	(100)	(2,365)
Accounts payable and accrued and other current liabilities	(11,857)	(9,297)
Deferred revenue	(5)	1,546
Other long-term liabilities	(72)	337
Net cash provided by operating activities	30,332	11,253

Cash flows from investing activities:
Capital expenditures	(6,271)	(5,391)
Purchases of available-for-sale securities	(67,319)	(86,392)
Proceeds from the sales or maturities of available-for-sale securities	38,736	100,771
Purchase of non-marketable equity investment in Perlegen Sciences	(2,000)	—
Purchase of technology rights	(500)	—
Net cash (used in) provided by investing activities	(37,354)	8,988

Cash flows from financing activities:
Issuance of common stock	27,254	15,819
Redemption of convertible subordinated notes	—	(271,778)
Net cash provided by (used in) financing activities	27,254	(255,959)
Effect of exchange rate changes on cash and cash equivalents	123	(205)
Net increase (decrease) in cash and cash equivalents	20,355	(235,923)
Cash and cash equivalents at beginning of period	42,595	275,928
Cash and cash equivalents at end of period	$62,950	$40,005

See accompanying notes.

AFFYMETRIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
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

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

Any up-front, nonrefundable payments from collaborative product development agreements are typically recognized over the research and product development period, and at-risk substantive based milestones are recognized when earned. Any payments received which are not yet earned are included in deferred revenue.

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

Research revenues result primarily from research grants received from U.S. Government entities or from subcontracts with other life science research-based companies which receive their research grant funding from the U.S. Government. Revenues from research contracts are generated from the efforts of the Company’s technical staff and include the costs for material and subcontract efforts. The Company’s research grant contracts generally provide for the payment of negotiated fixed hourly rates for labor hours incurred plus reimbursement of other allowable costs. Research revenue is recorded in the period in which the associated costs are incurred, up to the limit of the prior approval funding amounts contained in each agreement. The costs associated with these grants are reported as research and development expense.

License revenues are generally recognized upon execution of the agreement unless the Company has continuing performance obligations, in which case the license revenue is recognized ratably over the period of expected performance.

Transactions with Distributors

The Company recognizes revenue on sales to distributors in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” or SAB 104. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable, and collectibility is reasonably assured. The Company’s agreements with distributors do not include rights of return.

Stock-Based Compensation

At March 31, 2005, the Company has six stock-based employee and non-employee director compensation plans, which are more fully described in the Company’s 2004 Annual Report on Form 10-K. The Company has elected to continue to follow the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations for these plans.

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123, as amended by SFAS 148, to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Net income (loss)—as reported	$16,218	$(1,833)
Add: Stock-based employee compensation expense included in reported net income (loss), net of tax	—	324
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	(3,999)	(4,446)
Pro forma net income (loss)	$12,219	$(5,955)

Net income (loss) per share:
Basic net income (loss) per common share—as reported	$0.26	$(0.03)
Diluted net income (loss) per common share—as reported	$0.24	$(0.03)
Basic net income (loss) per common share—pro forma	$0.20	$(0.10)
Diluted net income (loss) per common share—pro forma	$0.18	$(0.10)

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

The following table sets forth a reconciliation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Numerator:
Net income (loss)—basic	$16,218	$(1,833)
Add effect of dilutive securities:
Interest on convertible notes	414	—
Net income (loss) — diluted	$16,632	$(1,833)
Denominator:
Weighted-average shares outstanding	62,423	59,987
Less: weighted-average shares of common stock subject to repurchase	(72)	(84)
Shares used in computing basic net income (loss) per share	62,351	59,903
Add effect of dilutive securities:
Employee stock options	2,773	—
Common stock subject to repurchase	72	—
Warrants to purchase common stock	15	—
Convertible notes	3,870	—
Shares used in computing diluted net income (loss) per share	69,081	59,903
Basic net income (loss) per share	$0.26	$(0.03)
Diluted net income (loss) per share	$0.24	$(0.03)

In September 2004, the Emerging Issues Task Force reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share,” (“EITF 04-8”) which addresses when the dilutive effect of contingently convertible debt instruments should be included in diluted earnings per share. EITF 04-8 requires that contingently convertible debt instruments be included in the computation of diluted earnings per share regardless of whether the market price trigger has been met. EITF 04-8 also requires that prior period diluted earnings per share amounts presented for comparative purposes be restated. EITF 04-8 is effective for reporting periods ending after December 15, 2004. The adoption of EITF 04-8 resulted in a $0.01 decrease in diluted earnings per share for the three months ended March 31, 2005 and had no impact for the three months ended March 31, 2004.

For the three months ended March 31, 2005, diluted earnings per share include certain common share equivalents from outstanding stock options (using the treasury stock method), common stock subject to repurchase, outstanding warrants to purchase common stock and convertible notes (using the as-if-converted method). For the three months ended March 31, 2004, all of these securities have been excluded since they were anti-dilutive.

The securities excluded from the diluted net earnings per share, on an actual outstanding basis, were as follows (in thousands):

	March 31,
	2005	2004

Employee stock options	1,418	9,175
Common stock subject to repurchase	—	82
Warrants to purchase common stock	—	52
Convertible notes	—	3,870

Total	1,418	13,179

Recent Accounting Pronouncement

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows”. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted no later than July 1, 2005. On April 14, 2005, the Securities and Exchange Commission announced the adoption of a new rule that defers the implementation date from July 1, 2005 to January 1, 2006.  Therefore, the Company expects to adopt Statement 123(R) effective January 1, 2006 under the modified-prospective method.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share above. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized for such excess tax deductions was $0.3 million for the three months ended March 31, 2005 and none for the three months ended March 31, 2004.

NOTE 2—PRODUCT SALES AND PRODUCT RELATED REVENUE

The components of product sales are as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Probe arrays	$47,727	$37,977
Reagents	9,916	7,548
Instruments	15,908	15,566
Total product sales	$73,551	$61,091

The components of product related revenue are as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Subscription fees	$3,317	$5,559
Service and other	4,229	4,098
License fees and milestone revenue	3,771	3,865
Total product related revenue	$11,317	$13,522

NOTE 3—INVENTORIES

Inventories consist of the following (in thousands):

	March 31, 2005	December 31, 2004
Raw materials	$8,085	$6,719
Work-in-process	4,680	4,181
Finished goods	7,084	7,097

Total	$19,849	$17,997

NOTE 4—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

	March 31, 2005	December 31, 2004
Accounts payable	$15,693	$14,000
Accrued compensation and related liabilities	14,672	27,416
Accrued interest on convertible notes	262	37
Accrued taxes	8,803	10,158
Accrued legal	1,556	694
Accrued royalties	354	581
Accrued warranties	4,234	4,113
Other	4,072	5,964

Total	$49,646	$62,963

NOTE 5—COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Net income (loss)	$16,218	$(1,833)
Foreign currency translation adjustment	123	(205)
Unrealized (loss) gain on debt securities	(236)	515
Unrealized gain on hedging contracts	1,148	170
Comprehensive income (loss)	$17,253	$(1,353)

NOTE 6—ACQUIRED TECHNOLOGY RIGHTS

Acquired technology rights are comprised of licenses to technology covered by patents to third parties and are amortized over the expected useful life of the underlying patents, which range from one to fifteen years. Accumulated amortization of these rights amounted to $16.5 million and $14.6 million at March 31, 2005 and December 31, 2004, respectively.

The expected future annual amortization expense of our acquired technology rights and other intangible assets is as follows (in thousands):

For the Year Ending December 31,	Amortization Expense
2005, remainder thereof	$5,603
2006	7,459
2007	7,459
2008	7,447
2009	6,586
Thereafter	28,351
Total expected future annual amortization	$62,905

NOTE 7—RELATED PARTY TRANSACTIONS

Perlegen Sciences, Inc.

As of March 31, 2005, the Company held approximately 30% ownership interest in Perlegen Sciences, Inc. (“Perlegen”), a privately-held biotechnology company in which two members of Perlegen’s board of directors are also members of the Company’s board of directors.  In addition, certain affiliates, including the Company’s chief executive officer and members of the board of directors, hold direct or indirect equity interests in Perlegen.

The Company formed Perlegen in October 2000 as a wholly-owned subsidiary and spun it off in March 2001 in a $100 million private equity financing.  The Company acquired its initial ownership interest in Perlegen in an arrangement which provides Perlegen rights to use certain of the Company’s intellectual property in its development efforts, and also provides the Company rights to use and commercialize certain data generated by Perlegen in the array field.

The Company accounts for its ownership interest in Perlegen using the equity method as the Company and its affiliates do not control the strategic, operating, investing and financing activities of Perlegen. Further, the Company has no obligations to provide funding to Perlegen nor does it guarantee or otherwise have any obligations related to the liabilities or results of operations of Perlegen or its investors. Through February 2005, the Company’s investment in Perlegen had no cost basis; accordingly, the Company has not recorded its proportionate share of Perlegen’s operating losses in its financial statements since the completion of Perlegen’s initial financing.  In February 2005, the Company participated in Perlegen’s Series D preferred stock financing and recorded a $2.0 million investment related to this transaction, which is included in the Company’s balance sheet as a component of other assets.  Since the closing date of the Series D preferred stock financing, the Company has recorded $0.9 million related to its proportionate share of Perlegen’s operating losses, which is included as a component of interest and other income, net, in the Company’s condensed consolidated statement of operations.

In January 2004, the Company sold 400,000 shares of Perlegen common stock for a gain of $0.6 million, which was included as a component of interest and other income, net, during the first quarter of 2004.

In accordance with Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” as amended, the Company has concluded that Perlegen is a Variable Interest Entity in which the Company holds a variable interest, and that the Company is not the primary beneficiary.  Accordingly, no change in accounting is appropriate and the Company will continue to account for its ownership interest in Perlegen under the equity method as described above.

NOTE 8—COMMITMENTS AND CONTINGENCIES

Product Warranty Commitment

The Company provides for anticipated warranty costs at the time the associated revenue is recognized. Product warranty costs are estimated based upon the Company’s historical experience and the warranty period. Information regarding the changes in the Company’s product warranty liability for the three months ended March 31, 2005, respectively, was as follows (in thousands):

Three Months Ended March 31, 2005
Beginning balance	$4,113
New warranties issued	658
Repairs and replacements	(537)
Ending balance	$4,234

Funding Commitments

The Company has invested $7.5 million and is committed to invest up to an additional $2.5 million in a venture capital limited partnership. The investment is included on the condensed consolidated balance sheet as a component of other assets and is accounted for under the equity method.

Non-cancelable Supply Agreements

As of March 31, 2005, the Company had approximately $6.3 million of non-cancelable inventory supply agreements that are in effect through 2005 and an additional $1.0 million of non-cancelable inventory supply agreements that are in effect through 2006.

Indemnifications

From time to time the Company has entered into indemnification provisions under certain of its agreements with other companies in the ordinary course of business, typically with business partners, customers, and suppliers. Pursuant to these agreements, the Company generally indemnifies, holds harmless, and agrees to reimburse the indemnified parties on a case by case basis for losses suffered or incurred by the indemnified parties in connection with any U.S. patent or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification provisions is generally perpetual from the time of the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. In addition, the Company has entered into indemnification agreements with its officers and directors. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As of March 31, 2005, the Company had not accrued a liability for this guarantee, because the likelihood of incurring a payment obligation in connection with this guarantee is remote.

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

Multilyte Litigation

Multilyte Ltd., a British corporation, and Affymetrix are engaged in legal proceedings in the United States and German courts to address allegations made by Multilyte that the Company infringes certain patents owned by Multilyte (the “Multilyte patents”) by making and selling the GeneChip® DNA microarray products.

Germany

In the actions pending in Germany, on July 18, 2003, Multilyte filed proceedings in the state court of Düsseldorf, alleging infringement of the Multilyte patents. In a separate action in Germany, on October 15, 2003, the Company commenced nullity proceedings in German Federal Patent Court in Munich alleging that the German part of Multilyte’s two European patents (EPs 0 134 215 and 0 304 202) are invalid. On June 29 and 30, 2004, the German Federal Patent Court in Munich held that both Multilyte’s European patents are invalid in Germany. Following that ruling, on July 12, 2004, the Düsseldorf court stayed both sets of infringement proceedings before it, pending Multilyte’s appeal of the decisions of the German Federal Patent Court in Munich nullifying both Multilyte patents. The Company was notified on April 5, 2005 that Multilyte has abandoned its appeal of the decision nullifying the European Patent 0 134 215.

United States

In the U.S. action., on August 13, 2003, the Company commenced proceedings in the United States District Court for the Northern District of California seeking a declaratory judgment that eight Multilyte patents are not infringed and are invalid. Multilyte has agreed that the Company does not infringe five of the eight named patents. On October 24, 2003, the Company filed an amended complaint seeking a declaratory judgment as to three of the original eight named patents—U.S. Patents 5,432,099, 5,599,720 and 5,807,755. Multilyte answered the Company’s complaint for declaratory judgment and asserted counterclaims against the Company alleging infringement of the three patents named by the Company in its complaint. Multilyte has submitted the three patents-in-suit to the United States Patent and Trademark Office for voluntary re-examination. These patents remain in re-examination in the USPTO. On April 28, 2005, the Court granted the Company’s motions for summary judgment of non-infringement and entered a final judgment in the action in favor of the Company against Multilyte. On May 5, 2005, Multilyte filed a notice of motion to amend the judgment asserting that the Court’s entry of final judgment was premature because it did not give Multilyte the opportunity to present evidence showing infringement under the Court’s most recent claim construction. The motion to amend the judgment is currently scheduled to be heard on June 9, 2005.

The Company believes that Multilyte’s remaining claims against it are without merit and has filed the declaratory judgment and nullity actions to protect its interests. However, the Company cannot be sure that it will prevail in these matters. The Company’s failure to successfully defend against these allegations could result in a material adverse effect on its business, financial condition and results of operations.

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

On November 10, 2003, the Company filed a complaint against Enzo in the United States District Court for the Southern District of New York for declaratory judgment, breach of contract and injunctive relief relating to the 1998 agreement. In its complaint, the Company alleges that Enzo has engaged in a pattern of wrongful conduct against it and other Enzo labeling reagent customers by, among other things, asserting improperly broad rights in its patent portfolio, improperly using the 1998 agreement and distributorship agreements with others in order to corner the market for non-radioactive labeling reagents, and improperly using the 1998 agreement to claim ownership rights to the Company’s proprietary technology. The Company seeks declarations that it has not breached the 1998 agreement, that it is entitled to sell its remaining inventory of Enzo reagent labeling kits, and that nine Enzo patents that are identified in the 1998 agreement are invalid and/or not infringed by it. The Company also seeks damages and injunctive relief to redress Enzo’s alleged breaches of the 1998 agreement, its alleged tortious interference with the Company’s business relationships and prospective economic advantage, and Enzo’s alleged unfair competition. The Company filed a notice of related case stating that its complaint against Enzo is related to the complaints already pending in the Southern District of New York against eight other former Enzo distributors. The Southern District of New York has related the Company’s case. On April 9, 2004, the Company filed its answer to Enzo’s complaint. Enzo filed an answer to the Company’s complaint on May 13, 2004. On September 14, 2004, the Southern District of New York conducted a consolidated status conference for the various Enzo litigations and scheduled a claim construction hearing for the Enzo patents on June 30, 2005 to July 5, 2005. There is no trial date in the actions between Enzo and the Company.

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

Administrative Litigation and Proceedings

The Company’s intellectual property is expected to be subject to significant additional administrative and litigation actions. For example, in Europe and Japan, third parties are expected to oppose significant patents that the Company owns or controls. Currently, Multilyte Ltd. and ProtoGene Laboratories, Inc. have filed oppositions against the Company’s EP 0 619 321 patent in the European Patent Office.  PamGene B.V. has filed an opposition against the Company’s EP 0 728 520 patent and it was revoked at oral proceedings in January 14, 2004.  Affymetrix has appealed this ruling.  Also, Abbott Laboratories, Applera, Clondiag and CombiMatrix are parties in opposition against the Company’s EP 0 834 575.  An oral hearing was conducted by the Opposition Division which upheld the patent on December 4, 2004, and this decision has been appealed.  Abbott Laboratories, CombiMatrix, PamGene B.V., Applera and Dr. Peter Schneider filed an opposition against the Company’s EP 0 834 576 patent.  The Opposition Division revoked the patent during an oral hearing on February 23, 2005.  CombiMatrix has filed an opposition against EP 0 695 941, Agilent, CombiMatrix, Clondiag and Applera have filed an opposition against EP 0 853 679, Applera has opposed EP 0 972 564 and Degussa AG has filed an opposition against EP 1 086 742. These procedures will result in the patents being either upheld in their entireties, allowed to issue in amended form in designated European countries, or revoked.

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

NOTE 9—EQUITY

During the three months ended March 31, 2005, the Company issued approximately 1.4 million shares of common stock in connection with exercises of employee stock options.

NOTE 10—INCOME TAXES

The tax provision principally consists of taxes currently payable on the taxable profits generated by the Company’s foreign operations, federal alternative minimum tax, and state taxes.  The increase of 236% or $2.0 million for the first quarter of 2005 as compared to the same period in 2004, is primarily due to having pretax income in the first quarter of 2005 versus a pretax loss in the first quarter of 2004.  Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and previously reported net losses, at March 31, 2005, the Company continues to maintain a full valuation allowance against its net deferred tax assets as they are not yet realizable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2005 and for the three month periods ended March 31, 2005 and 2004 should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2004.

All statements in this quarterly report that are not historical are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act as amended, including statements regarding our “expectations,” “beliefs,” “hopes,” “intentions,” “strategies” or the like. Such statements are based on our current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. We caution investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, risks of the Company’s ability to achieve and sustain higher levels of revenue, higher gross margins, reduced operating expenses, market acceptance, personnel retention, global economic conditions, the fluctuations in overall capital spending in the academic and biotechnology sectors, changes in government funding policies, unpredictable fluctuations in quarterly revenues, uncertainties related to cost and pricing of Affymetrix products, dependence on collaborative partners, uncertainties relating to sole source suppliers, uncertainties relating to FDA, and other regulatory approvals, risks relating to intellectual property of others and the uncertainties of patent protection and litigation.

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

We have established our GeneChip® system as the platform of choice for acquiring, analyzing and managing complex genetic information. Our integrated GeneChip® platform includes disposable DNA probe arrays (chips) consisting of gene sequences set out in an ordered, high density pattern; certain reagents for use with the probe arrays; a scanner and other instruments used to process the probe arrays; and software to analyze and manage genomic information obtained from the probe arrays. We currently sell our products directly to pharmaceutical, biotechnology, agrichemical, diagnostics and consumer products companies as well as academic research centers, government research laboratories, private foundation laboratories and clinical reference laboratories in North America and Europe. We also sell our products through life science supply specialists acting as authorized distributors in Mexico, India, the Middle East and Asia Pacific regions. We have incurred net losses and negative cash flows from operations in the past, but have now achieved profitability for two consecutive fiscal years. The following overview describes key elements of our business strategy and our goals for fiscal 2005:

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

Our goal is to achieve solid growth in probe arrays and reagent sales by expanding our product lines and adding new customers. While we anticipate instrument revenue to be up slightly as compared to 2004 due to continued revenue growth related to sales of new instruments and automation equipment, this growth will be partially offset by the eventual completion of our GeneArray® Scanner 2500 instrument upgrade cycle, and our largest opportunity for growth will likely be through sales of our GeneChip® products.

Leverage our technologies into new markets. A key driver will be increasing the breadth of scientific and diagnostic applications of our technology, while also industrializing, automating and standardizing our technology to open new markets which will assist us in driving revenue growth. The aim of our automation efforts is to reduce the cost per experiment, minimize operator variability and dramatically improve experimental throughput. We believe that our high-throughput automation solutions will enjoy commercial success in high-throughput markets just as our bench-top systems have in the research markets. We have several active collaborations aimed at extending our existing technologies and products into diagnostic applications and we continue to look for new applications for our technology, new collaborative opportunities and new markets.

Maintain our operating margins.  Management is focused on growing the business and increasing its operating profitability at the same time. In addition to the revenue growth opportunities described above, we will continue to closely manage our manufacturing costs and operating expenses. Our goal has been and continues to be to limit the increase in our operating expenses to about half the growth rate of our product and product related revenue. If we control the growth rate of our operating expenses in this way, we should be able to continue our recent trend of profitability.

Critical Accounting Policies & Estimates

General

The following section of Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Certain accounting policies are particularly important to the reporting of our financial position and results of operations and require the application of significant judgment by our management. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. There have been no changes to our critical accounting policies from those included in our Form 10-K for the year ended December 31, 2004.

Results of Operations

The following discussion compares the historical results of operations for the three months ended March 31, 2005 and 2004, respectively.

Product Sales

The components of product sales are as follows (in thousands):

	Three Months Ended March 31,		Dollar change from
	2005	2004	2004
Probe arrays	$47,727	$37,977	$9,750
Reagents	9,916	7,548	2,368
Instruments	15,908	15,566	342
Total product sales	$73,551	$61,091	$12,460

Total product sales increased 20% or $12.5 million in the first quarter of 2005 as compared to the same period in 2004. The increase in GeneChip® probe arrays was primarily due to growth of $20.3 million related to increased unit sales of our GeneChip® probe arrays which was partially offset by a decrease of $10.5 million related to a decline in the average selling price of our arrays due to a change in product mix. Reagent sales increased $2.4 million primarily due to an increase in the average selling price of our new products.  Instrument sales were relatively flat from the same period in 2004.  We had growth of $3.6 million related to increased unit sales of full GeneChip® instrumentation systems including our new GCS 3000Dx system, and growth of $1.5 million related to increased unit sales of our new GeneChip® Array System and High-throughput scanners.  These increases were partially offset by a unit decline in GeneChip® Scanner 3000 instruments and upgrades of $3.6 million as we near the end of our GeneArray® Scanner 2500 upgrade cycle and a decrease of $1.3 million related to a decline in the average selling price of our GeneChip® instrument systems.

Product Related Revenue

The components of product related revenue are as follows (in thousands):

	Three Months Ended March 31,		Dollar change from
	2005	2004	2004
Subscription fees	$3,317	$5,559	$(2,242)
Service and other	4,229	4,098	131
License fees and milestone revenue	3,771	3,865	(94)
Total product related revenue	$11,317	$13,522	$(2,205)

Total product related revenue decreased 16% or $2.2 million for the first quarter of 2005 compared to the same period in 2004.  The decrease was primarily due to a decline in subscription fees earned under GeneChip® array access programs as we continue to transition customers to volume-based discounting on product sales.

Royalties and Other Revenue (in thousands)

	Three Months Ended March 31,		Dollar change from
	2005	2004	2004
Royalties and other revenue	$1,560	$2,371	$(811)

Royalties and other revenue decreased 34% or $0.8 million for the first quarter of 2005 compared to the same period in 2004.  The decrease was primarily due to a decline in the number of our non-core license agreements.

Revenue from Perlegen Sciences (in thousands)

	Three Months Ended March 31,		Dollar change from
	2005	2004	2004
Revenue from Perlegen Sciences	$2,187	$1,649	$538

Revenue from Perlegen Sciences, a related party, increased 33% or $0.5 million for the first quarter of 2005 compared to the same period in 2004. The increase was primarily due to $0.9 million of royalties earned by us for probe arrays and whole wafers used by Perlegen for their revenue generating activities.  This royalty was partially offset by decreased demand by Perlegen for our probe arrays and whole wafers, which we sell at our fully burdened cost of manufacturing to Perlegen for use in their research and development activities.  Any probe arrays and whole wafers used by Perlegen in their revenue generating activities are royalty bearing to Affymetrix.

Product and Product Related Gross Margins (in thousands, except percentage amounts)

			Dollar /
	Three Months Ended March 31,		Percentage change from
	2005	2004	2004

Total gross margin on product sales	$54,272	$40,359	$13,913
Total gross margin on product related revenue	8,812	10,666	(1,854)

Total gross margin on product and product related revenue	$63,084	$51,025	$12,059

Product gross margin as a percentage of product sales	73.8%	66.1%	7.7%

Product related gross margin as a percentage of product related revenue	77.9%	78.9%	(1.0)%

The gross margin percentage on product sales increased from 66.1% to 73.8% in the first quarter of 2005 as compared to the same period in 2004. Of the 7.7% increase in product gross margins, approximately 1.8% of the increase can be attributed to an increase in probe array gross margins due to the conversion of a royalty bearing technology license from Oxford Gene Technology to a fully paid-up non-royalty bearing license in the second half of 2004. The remainder of the gross margin increase can be attributed to increased utilization of our probe array manufacturing facility due to increased sales volume, increased manufacturing efficiencies and a change in our overall product mix towards consumables such as probe arrays and reagents.

The gross margin percentage on product related revenue decreased from 78.9% to 77.9 % for the first quarter of 2005 as compared to the same period in 2004.  This 1.0% decrease was primarily due to a decline in sales of our access agreements as we continue to transition customers to volume-based discounting on product sales.

Cost of Perlegen Revenues (in thousands)

	Three Months Ended March 31,		Dollar change from
	2005	2004	2004
Cost of revenue from Perlegen Sciences	$1,242	$1,371	$(129)

Cost of Perlegen revenue decreased 9% or $0.1 million for the first quarter of 2005 compared to the same period in 2004 primarily due to decreased demand by Perlegen for our whole wafers.

Research and Development Expenses (in thousands)

	Three Months Ended March 31,		Dollar change from
	2005	2004	2004
Research and development	$17,090	$17,296	$(206)

Research and development expenses for the first quarter of 2005 were slightly lower as compared to the same period in 2004.  The first quarter 2005 costs were lower than expected primarily because of the timing of supply purchases which are anticipated to be incurred later in fiscal 2005.  We believe a substantial investment in research and development is essential to a long-term sustainable competitive advantage and critical to expansion into additional markets.

Selling, General and Administrative Expenses (in thousands)

	Three Months Ended March 31,		Dollar change from
	2005	2004	2004
Selling, general and administrative	$29,597	$28,269	$1,328

Selling, general and administrative expenses increased 5% or $1.3 million for the first quarter of 2005 as compared to the same period in 2004.  This increase was largely due to higher headcount related expenses and legal expense associated with ongoing patent litigation.  Selling, general and administrative expenses are expected to continue to increase as we expand sales, marketing, and technical support functions, management and administrative functions, prosecute and defend our intellectual property position and defend against claims made by third parties in ongoing litigation. We expect legal costs to vary substantially as the level of legal activity changes. There can be no assurance that we have adequately estimated our exposure for potential damages associated with pending or future litigation.

Stock-Based Compensation (in thousands)

	Three Months Ended March 31,		Dollar change from
	2005	2004	2004
Stock-based compensation	$83	$324	$(241)

Stock-based compensation decreased 74% or $0.2 million for the first quarter of 2005 as compared to the same period in 2004.  For the first quarter of 2005, we recorded stock-based compensation related to a fully vested restricted stock grant to a non-employee.  For the first quarter of 2004, stock-based compensation related to the amortization of deferred stock compensation.  Upon the acquisition of Neomorphic in October 2000, the fair value of unvested common stock subject to restricted stock agreements and the intrinsic value of the unvested options held by employees were deducted from the purchase price and allocated to deferred stock compensation. This balance was amortized to stock-based compensation over the remaining vesting terms of the individual equity awards, generally two to four years.  We ceased amortizing $4.3 million of deferred stock compensation related to an executive level Neomorphic employee who commenced a leave of absence during the latter part of fiscal 2001.  The remaining $4.3 million balance will be amortized if and when the employee resumes active employee status with us.

Interest Income and Other, Net (in thousands)

Interest income and other, net, decreased 34% or $0.4 million for the first quarter of 2005 as compared to the same period in 2004. The components of interest income and other, net, are as follows:

	Three Months Ended March 31,		Dollar change from
	2005	2004	2004
Interest income	$1,389	$1,280	$109
Realized loss in Perlegen	(938)	—	(938)
Write down of equity investment	—	(1,442)	1,442
Currency (losses) gains, net	(136)	695	(831)
Other	399	542	(143)
Interest income and other, net	$714	$1,075	$(361)

Interest Expense (in thousands)

	Three Months Ended March 31,		Dollar change from
	2005	2004	2004
Interest expense	$427	$9,834	$(9,407)

Interest expense decreased 96% or $9.4 million for the first quarter of 2005 as compared to the same period in 2004.  Interest expense for the first quarter of 2005 primarily consists of interest and amortization associated with our 0.75% senior convertible notes. Interest expense was higher during the first quarter of 2004 primarily due to the write off of approximately $3.8 million in issuance costs plus $4.3 million in redemption premiums incurred by us in connection with the redemption of our 5% and 4.75% convertible subordinated notes.

Income Tax Provision (in thousands)

	Three Months Ended March 31,		Dollar change from
	2005	2004	2004
Income tax provision	$2,888	$859	$2,029

The provision for income tax increased 236% or $2.0 million for the first quarter of 2005 compared to the same period in 2004. In both periods, the provision principally consists of taxes currently payable on the taxable profits generated by our foreign operations, federal alternative minimum tax, and state taxes.  The increase is primarily due to having pretax income in the first quarter of 2005 versus a pretax loss in the first quarter of 2004.  Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and previously reported net losses, at March 31, 2005, we continue to maintain a full valuation allowance against our net deferred tax assets as they are not yet realizable.  We expect our effective tax rate to be approximately 15% for the full year ending December 31, 2005.  In estimating our effective tax rate, we anticipate that we will utilize net operating losses and other deferred tax assets that are unrelated to the exercise of stock options during fiscal 2005.

Liquidity and Capital Resources

Cashflow (in thousands)

	Three Months Ended March 31,
	2005	2004
Net cash provided by operating activities	$30,332	$11,253
Net cash (used in) provided by investing activities	(37,354)	8,988
Net cash provided by (used in) financing activities	27,254	(255,959)
Effect of foreign currency translation on cash and cash equivalents	123	(205)

Net increase (decrease) in cash and cash equivalents	$20,355	$(235,923)

The increase in our net cash flow from operating activities of $19.1 million was primarily due to an increase in net income and higher cash collections on our trade receivables following record sales in the fourth quarter of 2004.

Our investing activities, other than purchases, sales and maturities of available-for-sale securities, primarily consisted of capital expenditures of $6.3 million and a $2.0 million purchase of non-marketable equity securities for the three months ended March 31, 2005, as compared to capital expenditures of $5.4 million for the three months ended March 31, 2004. Capital expenditures during the three months ended March 31, 2005 related primarily to purchases of manufacturing equipment as well as furniture and computer equipment necessary to supplement our expanding infrastructure.

Net inflows of cash for the first quarter of 2005 were due to cash receipts of $27.3 million from the issuance of common stock for stock option exercises pursuant to the Company’s equity incentive plans.  Net outflows of cash for the first quarter of 2004 were primarily attributable to the $271.8 million cash outflow for the redemption of our 5% and 4.75% convertible subordinated notes.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

There have been no other significant changes in our off-balance sheet arrangements and aggregate contractual obligations as compared to the disclosures in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no other significant changes in our market risk compared to the disclosures in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

a) Disclosure controls and procedures.

Our principal executive officer and our principal financial officer, based on their evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that our disclosure controls and procedures are effective for ensuring that information required to be disclosed by us in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except as described below.

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

Multilyte Litigation

Multilyte Ltd., a British corporation, and Affymetrix are engaged in legal proceedings in the United States and German courts to address allegations made by Multilyte that we infringe certain patents owned by Multilyte (the “Multilyte patents”) by making and selling the GeneChip® DNA microarray products.

Germany

In the actions pending in Germany, on July 18, 2003, Multilyte filed proceedings in the state court of Düsseldorf, alleging infringement of the Multilyte patents. In a separate action in Germany, on October 15, 2003, we commenced nullity proceedings in German Federal Patent Court in Munich alleging that the German part of Multilyte’s two European patents (EPs 0 134 215 and 0 304 202) are invalid. On June 29 and 30, 2004, the German Federal Patent Court in Munich held that both Multilyte’s European patents are invalid in Germany. Following that ruling, on July 12, 2004, the Düsseldorf court stayed both sets of infringement proceedings before it, pending Multilyte’s appeal of the decision of the German Federal Patent Court in Munich nullifying both Multilyte patents.  We were notified on April 5, 2005 that Multilyte has abandoned its appeal of the decision nullifying the European Patent 0 134 215.

United States

In the U.S. action, on August 13, 2003, we commenced proceedings in the United States District Court for the Northern District of California seeking a declaratory judgment that eight Multilyte patents are not infringed and are invalid. Multilyte has agreed that we do not infringe five of the eight named patents. On October 24, 2003, we filed an amended complaint seeking a declaratory judgment as to three of the original eight named patents—U.S. Patents 5,432,099, 5,599,720 and 5,807,755. Multilyte answered our complaint for declaratory judgment and asserted counterclaims against us alleging infringement of the three patents named by us in our complaint. Multilyte has submitted the three patents-in-suit to the United States Patent and Trademark Office for voluntary re-examination. These patents remain in re-examination in the USPTO. On April 28,2005, the Court granted our motions for summary judgment of non-infringement and entered a final judgment in the action in favor of us against Multilyte. On May 5, 2005, Multilyte filed a notice of motion to amend the judgment asserting that the Court’s entry of final judgment was premature because it did not give Multilyte the opportunity to present evidence showing infringement under the Court’s most recent claim construction. The motion to amend the judgment is currently scheduled to be heard on June 9, 2005.

We believe that Multilyte’s remaining claims against us are without merit and have filed the declaratory judgment and nullity actions to protect our interests. However, we cannot be sure that we will prevail in these matters. Our failure to successfully defend against these allegations could result in a material adverse effect on our business, financial condition and results of operations.

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

On November 10, 2003, we filed a complaint against Enzo in the United States District Court for the Southern District of New York for declaratory judgment, breach of contract and injunctive relief relating to the 1998 agreement. In our complaint, we allege that Enzo has engaged in a pattern of wrongful conduct against us and other Enzo labeling reagent customers by, among other things, asserting improperly broad rights in its patent portfolio, improperly using the 1998 agreement and distributorship agreements with others in order to corner the market for non-radioactive labeling reagents, and improperly using the 1998 agreement to claim ownership rights to our proprietary technology. We seek declarations that we have not breached the 1998 agreement, that we are entitled to sell our remaining inventory of Enzo reagent labeling kits, and that nine Enzo patents that are identified in the 1998 agreement are invalid and/or not infringed by us. We also seek damages and injunctive relief to redress Enzo’s alleged breaches of the 1998 agreement, its alleged tortious interference with the Company’s business relationships and prospective economic advantage, and Enzo’s alleged unfair competition. We filed a notice of related case stating that our complaint against Enzo is related to the complaints already pending in the Southern District of New York against eight other former Enzo distributors. The Southern District of New York has related our case. On April 9, 2004, we filed our answer to Enzo’s complaint. Enzo filed an answer to our complaint on May 13, 2004. On September 14, 2004, the Southern District Court of New York conducted a consolidated status conference for the various Enzo litigations and scheduled a claim construction hearing for the Enzo patents on June 30, 2005 to July 5, 2005. There is no trial date in the actions between Enzo and us.

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

Administrative Litigation and Proceedings

Our intellectual property is expected to be subject to significant additional administrative and litigation actions. For example, in Europe and Japan, third parties are expected to oppose significant patents that we own or control. Currently, Multilyte Ltd. and ProtoGene Laboratories, Inc. have filed oppositions against our EP 0 619 321 patent in the European Patent Office.  PamGene B.V. has filed an opposition against our EP 0 728 520 patent and it was revoked at oral proceedings in January 14, 2004.  Affymetrix has appealed this ruling.  Also, Abbott Laboratories, Applera, Clondiag and CombiMatrix are parties in opposition against our EP 0 834 575.  An oral hearing was conducted by the Opposition Division which upheld the patent on December 4, 2004, and this decision has been appealed.  Abbott Laboratories, CombiMatrix, PamGene B.V., Applera and Dr. Peter Schneider filed an opposition against our EP 0 834 576 patent.  The Opposition Division revoked the patent during an oral hearing on February 23, 2005.  CombiMatrix has filed an opposition against EP 0 695 941, Agilent, CombiMatrix, Clondiag and Applera have filed an opposition against EP 0 853 679, Applera has opposed EP 0 972 564 and Degussa AG has filed an opposition against EP 1 086 742. These procedures will result in the patents being either upheld in their entireties, allowed to issue in amended form in designated European countries, or revoked.

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

We have only recently achieved profitability.

Prior to the year ended December 31, 2003, we incurred losses each year since our inception, and as a result have an accumulated deficit of approximately $134.8 million at March 31, 2005. We expect to continue experiencing fluctuations in our operating results and cannot assure sustained profitability. Our losses have resulted principally from costs incurred in research and development, manufacturing and from selling, general and administrative costs associated with our operations, including the costs of patent related litigation.

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

The genetic sequence information upon which we rely to develop and manufacture our products is contained in a variety of public databases throughout the world. These databases are rapidly expanding and evolving. In addition, the accuracy of such databases and resulting genetic research is dependent on various scientific interpretations and it is not expected that global genetic research efforts will result in standardized genetic sequence databases for particular genomes in the near future. Although we have implemented ongoing internal quality control efforts to help ensure the quality and accuracy of our products, the fundamental nature of our products requires us to rely on genetic sequence databases and scientific interpretations which are continuously evolving. As a result, these variables may cause us to develop and manufacture products that incorporate sequence errors or ambiguities. The magnitude and importance of these errors depends on multiple and complex factors that would be considered in determining the appropriate actions required to remedy any inaccuracies. Our inability to timely deliver acceptable products as a result of these factors would likely adversely affect our relationship with customers, and could have a material adverse effect on our business, financial condition and results of operations.

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

We are currently developing diagnostic and therapeutic products with our collaborators. The ability of our collaborators to commercialize such products may depend, in part, on the extent to which reimbursement for the cost of these products will be available under U.S. and foreign regulations that govern reimbursement for clinical testing services by government authorities, private health insurers and other organizations. In the U.S., third-party payor price resistance, the trend towards managed health care and legislative proposals to reform health care or reduce government insurance programs could reduce prices for health care products and services, adversely affect the profits of our customers and collaborative partners and reduce our future royalties.

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

Maintaining a strong patent position is critical to our competitive advantage. Litigation on these matters has been prevalent in our industry and we expect that this will continue. Patent law relating to the scope of claims in the technology fields in which we operate is still evolving and the extent of future protection is highly uncertain, so there can be no assurance that the patent rights that we have or may obtain will be valuable. Others have filed, and in the future are likely to file, patent applications that are similar or identical to ours or those of our licensors. To determine the priority of inventions, we will have to participate in interference proceedings declared by the United States Patent and Trademark Office that could result in substantial costs in legal fees and could substantially affect the scope of our patent protection. We cannot assure investors that any such patent applications will not have priority over our patent applications. Also, our intellectual property may be subject to significant administrative and litigation proceedings such as opposition proceedings against our patents in Europe, Japan and other jurisdictions. In addition, we have incurred and may in future periods incur substantial costs in litigation to defend against patent suits brought by third parties or initiated by us. For example, we currently are engaged in litigation regarding intellectual property rights with Multilyte Ltd and Enzo Life Sciences, Inc. For additional information concerning intellectual property litigation and administrative proceedings, see Part II, Item 1, Legal Proceedings, of this Form 10-Q.

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

Future competition will likely come from existing competitors as well as other companies seeking to develop new technologies for analyzing genetic information. For example, companies such as Applied Biosystems, Illumina, GE Healthcare (through its acquisition of Amersham Biosciences) and Agilent Technologies have introduced new products for gene expression research and analysis. In addition, pharmaceutical and biotechnology companies have significant needs for genomic information and may choose to develop or acquire competing technologies to meet these needs. In the molecular diagnostics field, competition will likely come from established diagnostic companies, companies developing and marketing DNA probe tests for genetic and other diseases and other companies conducting research on new technologies to ascertain and analyze genetic information. Further, in the event that we develop new technology and products that compete with existing technology and products of well established companies, there can be no guarantee that the marketplace will readily adopt any such new technology and products that we may introduce in the future.

If we are unable to maintain our relationships with collaborative partners, we may have difficulty developing and selling our products and services.

We believe that our success in penetrating our target markets depends in part on our ability to develop and maintain collaborative relationships with key companies as well as with key academic researchers. Currently, our significant collaborative partners include Qiagen GmBH for sample preparation and purification systems, Invitrogen Corporation for reagents, ParAllele BioScience, Inc. for assays and Ingenuity Systems, Inc. for analytical software. We collaborate with both Beckman Coulter Inc. and Caliper Life Sciences in the development of automation for GeneChip® technology applications for use in drug discovery, drug development and clinical research. Roche, bioMérieux and Veridex are collaborative partners in the development of chip products for medical diagnostic and applied testing markets. Relying on these or other collaborative relationships is risky to our future success because:

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

The RNA/DNA probe array field is undergoing rapid technological changes. New technologies, techniques or products could emerge which might allow the packaging and analysis of genomic information at a similar or higher density to our microarray technology. Other companies may begin to offer products that are directly competitive with, or are technologically superior, to our products. Although we know of no such technology at the present time, there can be no guarantee that we will be able to maintain our technological advantages over emerging technologies in the future. Over time, we will need to respond to technological innovation in a rapidly changing industry. In addition, although we believe that we are recognized as a market leader in creating systems for genetic analysis in the life sciences, standardization of tools and systems for genetic research is still ongoing and there can be no assurance that our products will emerge as the standard for genetic research. The emergence of competing technologies and systems as market standards for genetic research may result in our products becoming uncompetitive and could cause our business to suffer.

The size and structure of our current sales, marketing and technical support organizations may limit our ability to sell our products.

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

A significant amount of our revenue is currently generated from sales outside the United States. Though such transactions are denominated in both U.S. dollars and foreign currencies, our future revenue, gross margin, expenses and financial condition are still affected by such factors as changes in foreign currency exchange rates; unexpected changes in, or impositions of, legislative or regulatory requirements; including export and trade barriers and taxes; longer payment cycles and greater difficulty in accounts receivable collection. We are also subject to general geopolitical risks in connection with international operations, such as political, social and economic instability, potential hostilities and changes in diplomatic and trade relationships. We cannot assure investors that one or more of the foregoing factors will not have a material adverse effect on our business, financial condition and operating results or require us to modify our current business practices.

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

Our future effective tax rates could be adversely affected by various internal and external factors. These factors include, but are not limited to, earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates; changes in the valuation of our deferred tax assets and liabilities; or changes in tax laws or interpretations thereof.

Recent accounting pronouncements may impact our future financial position and results of operations.

There may be potential new accounting pronouncements or regulatory rulings that may have an impact on our future financial position and results of operations. On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”.  Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows”. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company expects to adopt Statement 123(R) effective January 1, 2006 under the modified-prospective method. The adoption of Statement 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend, in part, on levels of share-based payments granted prior to the date of adoption.

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

We have previously engaged in acquisitions and may do so in the future in order to exploit technology or market opportunities. If we acquire another company, we may not be able to successfully integrate the acquired business into our existing business in a timely and non-disruptive manner, or at all. Furthermore, an acquisition may not produce the revenues, earnings or business synergies that we anticipate. If we fail to integrate the acquired business effectively or if key employees of that business leave, the anticipated benefits of the acquisition would be jeopardized. The time, capital management and other resources spent on an acquisition that fails to meet our expectations could cause our business and financial condition to be materially and adversely affected. In addition, acquisitions can involve substantial charges and amortization of significant amounts of deferred stock compensation that could adversely affect our results of operations.

The market price of our common stock has been extremely volatile.

The market price of our common stock is extremely volatile. To demonstrate this volatility, during the twelve-month period ending on March 31, 2005, the volume of our common stock traded on any given day ranged from 279,000 to 8,633,200 shares. Moreover, during that period, our common stock traded as low as $24.48 per share and as high as $45.47 per share.

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

ITEM 6. EXHIBITS

Exhibit Number	Description of Document
3.1(1)	Restated Certification of Incorporation.
3.2(2)	Bylaws.
3.3(3)	Amendment No. 1 to the Bylaws dated as of April 25, 2001.
4.1(4)	Rights Agreement, dated October 15, 1998, between Affymetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent.
4.2(5)	Amendment No. 1 to Rights Agreement, dated as of February 7, 2000, between Affymetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent.
4.3(6)	Indenture, dated as of December 15, 2003, between Affymetrix, Inc. and The Bank of New York, as Trustee.
4.4(6)	Affymetrix, Inc. 0.75% Senior Convertible Notes due 2033 Registration Rights Agreement dated December 15, 2003.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(1)                                  Incorporated by reference to Registrant’s Form 8-K as filed on June 13, 2000 (File No. 000-28218).

(2)                                  Incorporated by reference to Appendix C of Registrant’s Definitive Proxy Statement on Schedule 14A as filed on April 29, 1998 (File No. 000-28218).

(3)                                  Incorporated by reference to Registrant’s Form 10-Q as filed on May 15, 2001 (File No. 000-28218).

(4)                                  Incorporated by reference to Registrant’s Form 8-A as filed on October 16, 1998 (File No. 000-28218).

(5)                                  Incorporated by reference to Registrant’s Form 8-A/A as filed on March 29, 2000 (File No. 000-28218).

(6)                                  Incorporated by reference to Registrant’s Form S-3 as filed on January 29, 2004 (File No. 333-112311).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	By:	/s/ GREGORY T. SCHIFFMAN
	Name:	Gregory T. Schiffman
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

May 10, 2005

AFFYMETRIX, INC.

EXHIBIT INDEX

MARCH 31, 2005

Exhibit Number	Description of Document
3.1(1)	Restated Certification of Incorporation.
3.2(2)	Bylaws.
3.3(3)	Amendment No. 1 to the Bylaws dated as of April 25, 2001.
4.1(4)	Rights Agreement, dated October 15, 1998, between Affymetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent.
4.2(5)	Amendment No. 1 to Rights Agreement, dated as of February 7, 2000, between Affymetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent.
4.3(6)	Indenture, dated as of December 15, 2003, between Affymetrix, Inc. and The Bank of New York, as Trustee.
4.4(6)	Affymetrix, Inc. 0.75% Senior Convertible Notes due 2033 Registration Rights Agreement dated December 15, 2003.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(1)                                  Incorporated by reference to Registrant’s Form 8-K as filed on June 13, 2000 (File No. 000-28218).

(2)                                  Incorporated by reference to Appendix C of Registrant’s Definitive Proxy Statement on Schedule 14A as filed on April 29, 1998 (File No. 000-28218).

(3)                                  Incorporated by reference to Registrant’s Form 10-Q as filed on May 15, 2001 (File No. 000-28218).

(4)                                  Incorporated by reference to Registrant’s Form 8-A as filed on October 16, 1998 (File No. 000-28218).

(5)                                  Incorporated by reference to Registrant’s Form 8-A/A as filed on March 29, 2000 (File No. 000-28218).

(6)                                  Incorporated by reference to Registrant’s Form S-3 as filed on January 29, 2004 (File No. 333-112311).