Form 10-Q
period 2005-06-30
AFFYMETRIX INC
filed 2005-08-09
CIK 913077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED JUNE 30, 2005

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

COMMON SHARES OUTSTANDING ON JULY 31, 2005: 63,839,249

AFFYMETRIX, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AFFYMETRIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	June 30, 2005	December 31, 2004
	(Unaudited)	(Note 1)
ASSETS:
Current assets:
Cash and cash equivalents	$26,967	$42,595
Available-for-sale securities	245,510	163,120
Accounts receivable	64,319	89,441
Accounts receivable from Perlegen Sciences	2,484	3,964
Inventories	25,837	17,997
Prepaid expenses and other current assets	11,414	5,833
Total current assets	376,531	322,950
Property and equipment, net	66,573	64,179
Acquired technology rights, net	61,031	64,334
Goodwill	18,601	18,601
Notes receivable from employees	1,949	1,900
Other assets	27,251	27,807
	$551,936	$499,771

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued liabilities	$48,815	$62,963
Deferred revenue — current portion	35,174	33,776
Total current liabilities	83,989	96,739
Deferred revenue — long-term portion	22,380	29,463
Other long-term liabilities	4,553	4,382
Convertible notes	120,000	120,000
Stockholders’ equity:
Common stock	636	616
Additional paid-in capital	454,193	407,258
Deferred stock compensation	(6,333)	(4,265)
Accumulated other comprehensive loss	(460)	(3,371)
Accumulated deficit	(127,022)	(151,051)
Total stockholders’ equity	321,014	249,187
	$551,936	$499,771

Note 1:                             The condensed consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date included in the Company’s Form 10-K for the fiscal year ended December 31, 2004.

See accompanying notes.

AFFYMETRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue:
Product sales	$69,213	$61,664	$142,764	$122,755
Product related revenue	10,934	13,511	22,251	27,033
Total product and product related revenue	80,147	75,175	165,015	149,788
Royalties and other revenue	1,993	3,187	3,553	5,558
Revenue from Perlegen Sciences	1,911	1,392	4,098	3,041
Total revenue	84,051	79,754	172,666	158,387

Costs and expenses:
Cost of product sales	17,952	19,388	37,231	40,120
Cost of product related revenue	2,459	2,076	4,964	4,932
Cost of revenue from Perlegen Sciences	1,750	1,099	2,992	2,470
Research and development	20,799	17,804	37,889	35,100
Selling, general and administrative	32,540	29,955	62,137	58,224
Stock-based compensation (1)	33	324	116	648
Total costs and expenses	75,533	70,646	145,329	141,494
Income from operations	8,518	9,108	27,337	16,893
Interest income and other, net	953	(940)	1,667	135
Interest expense	(289)	(404)	(716)	(10,238)

Income before income taxes	9,182	7,764	28,288	6,790
Income tax provision	(1,371)	(755)	(4,259)	(1,614)
Net income	$7,811	$7,009	$24,029	$5,176

Basic net income per share	$0.12	$0.12	$0.38	$0.09

Diluted net income per share	$0.12	$0.11	$0.36	$0.08

Shares used in computing basic net income per share	63,214	60,376	62,785	60,140

Shares used in computing diluted net income per share	70,227	66,919	69,703	62,857

(1) Stock-based compensation related to the following:

Research and development	$3	$258	$3	$516
Selling, general and administrative	30	66	113	132
	$33	$324	$116	$648

See accompanying notes.

AFFYMETRIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$24,029	$5,176
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,160	10,171
Redemption premium and related write-off of debt issuance costs	—	8,095
Amortization of intangible assets	3,803	2,220
Amortization of investment discounts, net	(355)	(1,375)
Stock-based compensation	116	648
Realized loss on sales of investments	253	999
Realized loss on equity method investment in Perlegen Sciences	2,000	—
Write down of other equity investments	62	1,607
Tax benefit from employee stock options	6,096	—
Amortization of debt offering costs	379	376
Accretion of interest on notes receivable	(49)	(23)
Loss on write-off of equipment	7	424
Changes in operating assets and liabilities:
Accounts receivable, net	26,602	8,531
Inventories	(7,840)	3,831
Prepaid expenses and other current assets	(5,670)	(3,034)
Accounts payable and accrued and other current liabilities	(11,712)	(27,995)
Deferred revenue	(5,685)	(4,591)
Other long-term liabilities	171	673
Net cash provided by operating activities	42,367	5,733

Cash flows from investing activities:
Capital expenditures	(12,568)	(10,866)
Purchases of available-for-sale securities	(191,662)	(97,695)
Proceeds from the sales or maturities of available-for-sale securities	109,615	175,634
Proceeds from the capital distribution of a non-marketable equity investment	411	—
Purchase of non-marketable equity investment in Perlegen Sciences	(2,000)	—
Purchase of non-marketable equity investment	(250)	—
Purchase of technology rights	(500)	(41,913)
Net cash (used in) provided by investing activities	(96,954)	25,160

Cash flows from financing activities:
Issuance of common stock	38,675	19,396
Redemption of convertible subordinated notes	—	(271,778)
Net cash provided by (used in) financing activities	38,675	(252,382)
Effect of exchange rate changes on cash and cash equivalents	284	(212)
Net decrease in cash and cash equivalents	(15,628)	(221,701)
Cash and cash equivalents at beginning of period	42,595	275,928
Cash and cash equivalents at end of period	$26,967	$54,227

See accompanying notes.

AFFYMETRIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
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

The Company derives the majority of its revenue from product sales of GeneChip® probe arrays, reagents, and related instrumentation that may be sold individually or combined with any of the product or product related revenue items listed below. When a sale combines multiple elements, the Company accounts for multiple element arrangements under Emerging Issues Task Force Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables”.

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

Stock-Based Compensation

At June 30, 2005, the Company has six stock-based employee and non-employee director compensation plans, which are more fully described in the Company’s 2004 Annual Report on Form 10-K. The Company has elected to continue to follow the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations for these plans.

In the second quarter of fiscal 2005, the Company granted restricted common stock awards, pursuant to the Company’s stock option plan, to certain employees.  Upon issuance of the restricted stock awards, unearned compensation equivalent to the market value on the date of grant of approximately $2.1 million was recorded as deferred compensation in stockholders’ equity and is being amortized to expense over the appropriate vesting periods of the awards.  The Company recognized approximately thirty-three thousand dollars of stock-based compensation expense during the three months ended June 30, 2005 related to these restricted stock awards.

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123, as amended by SFAS 148, to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income—as reported	$7,811	$7,009	$24,029	$5,176
Add: Stock-based employee compensation expense included in reported net income, net of tax	—	324	—	648
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	(3,948)	(4,025)	(7,947)	(8,471)
Pro forma net income (loss)	$3,863	$3,308	$16,082	$(2,647)

Net income (loss) per share:
Basic net income per share—as reported	$0.12	$0.12	$0.38	$0.09
Diluted net income per share—as reported	$0.12	$0.11	$0.36	$0.08
Basic net income (loss) per share—pro forma	$0.06	$0.05	$0.26	$(0.04)
Diluted net income (loss) per share—pro forma	$0.06	$0.05	$0.24	$(0.04)

Net Income Per Share

Basic net income per share is calculated using the weighted-average number of common shares outstanding during the period less the weighted-average shares subject to repurchase. Diluted income per share gives effect to the dilutive common stock subject to repurchase, stock options and warrants (calculated based on the treasury stock method), and convertible debt (calculated using an as if-converted method).

The following table sets forth a reconciliation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator:
Net income — basic	$7,811	$7,009	$24,029	$5,176
Add effect of dilutive securities:
Interest on convertible notes	415	404	829	—
Net income — diluted	$8,226	$7,413	$24,858	$5,176
Denominator:
Weighted-average shares outstanding	63,296	60,455	62,862	60,221
Less: weighted-average shares of common stock subject to repurchase	(82)	(79)	(77)	(81)
Shares used in computing basic net income per share	63,214	60,376	62,785	60,140
Add effect of dilutive securities:
Employee stock options	3,061	2,557	2,963	2,599
Common stock subject to repurchase	82	79	77	81
Warrants to purchase common stock	—	37	8	37
Convertible notes	3,870	3,870	3,870	—
Shares used in computing diluted net income per share	70,227	66,919	69,703	62,857
Basic net income per share	$0.12	$0.12	$0.38	$0.09
Diluted net income per share	$0.12	$0.11	$0.36	$0.08

In September 2004, the Emerging Issues Task Force reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share”, (“EITF 04-8”) which addresses when the dilutive effect of contingently convertible debt instruments should be included in diluted earnings per share. EITF 04-8 requires that contingently convertible debt instruments be included, if dilutive, in the computation of diluted earnings per share regardless of whether the market price trigger has been met. EITF 04-8 also requires that prior period diluted earnings per share amounts presented for comparative purposes be restated. EITF 04-8 is effective for reporting periods ending after December 15, 2004. The adoption of EITF 04-8 resulted in no impact on the diluted earnings per share for the three months ended June 30, 2004 and was excluded from the diluted earnings per share for the six months ended June 30, 2004 as the contingently convertible debt instruments were anti-dilutive.

For the three and six months ended June 30, 2005 and June 30, 2004, diluted earnings per share include certain common share equivalents from outstanding stock options (using the treasury stock method), common stock subject to repurchase, outstanding warrants to purchase common stock and convertible notes (using the as-if-converted method).

The securities excluded from the computation of diluted net earnings per share, on an actual outstanding basis, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Employee stock options	257	2,384	1,420	2,393
Common stock subject to repurchase	—	9	—	9
Convertible notes	—	—	—	3,870

Total	257	2,393	1,420	6,272

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

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on the Company’s result of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and the assumptions used in valuing share-based awards. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share above. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

NOTE 2—PRODUCT SALES AND PRODUCT RELATED REVENUE

The components of product sales are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Probe arrays	$45,941	$35,368	$93,663	$73,345
Reagents	9,746	6,229	19,662	13,777
Instruments	13,526	20,067	29,439	35,633
Total product sales	$69,213	$61,664	$142,764	$122,755

The components of product related revenue are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Subscription fees	$3,153	$4,956	$6,470	$10,515
Service and other	4,199	3,337	8,429	7,436
License fees and milestone revenue	3,582	5,218	7,352	9,082
Total product related revenue	$10,934	$13,511	$22,251	$27,033

NOTE 3—INVENTORIES

Inventories consist of the following (in thousands):

	June 30, 2005	December 31, 2004
Raw materials	$9,208	$6,719
Work-in-process	7,093	4,181
Finished goods	9,536	7,097

Total	$25,837	$17,997

NOTE 4—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

	June 30, 2005	December 31, 2004
Accounts payable	$18,117	$14,000
Accrued compensation and related liabilities	16,047	27,416
Accrued taxes	3,954	10,158
Accrued legal	1,400	694
Accrued royalties	451	581
Accrued warranties	4,808	4,113
Other	4,038	6,001

Total	$48,815	$62,963

NOTE 5—COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$7,811	$7,009	$24,029	$5,176
Foreign currency translation adjustment	161	(7)	284	(212)
Unrealized gain (loss) on available-for-sale securities	427	(1,214)	191	(699)
Unrealized gain on hedging contracts	1,288	850	2,436	1,020
Comprehensive income	$9,687	$6,638	$26,940	$5,285

NOTE 6—ACQUIRED TECHNOLOGY RIGHTS

Acquired technology rights are comprised of licenses to technology covered by patents to third parties and are amortized over the expected useful life of the underlying patents, which range from one to fifteen years. Accumulated amortization of these rights amounted to $18.4 million and $14.6 million at June 30, 2005 and December 31, 2004, respectively.

The expected future annual amortization expense of the Company’s acquired technology rights and other intangible assets is as follows (in thousands):

For the Year Ending December 31,	Amortization Expense
2005, remainder thereof	$3,729
2006	7,459
2007	7,459
2008	7,447
2009	6,586
Thereafter	28,351
Total expected future annual amortization	$61,031

NOTE 7—RELATED PARTY TRANSACTIONS

Perlegen Sciences, Inc.

As of June 30, 2005, the Company, and certain of its affiliates, including the Company’s chief executive officer and members of the board of directors, held approximately 30% ownership interest in Perlegen Sciences, Inc. (“Perlegen”), a privately-held biotechnology company.  In addition, two members of Perlegen’s board of directors are also members of the Company’s board of directors.

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

The Company accounts for its ownership interest in Perlegen using the equity method as the Company and its affiliates do not control the strategic, operating, investing and financing activities of Perlegen. Further, the Company has no obligations to provide funding to Perlegen nor does it guarantee or otherwise have any obligations related to the liabilities or results of operations of Perlegen or its investors. Through February 2005, the Company’s investment in Perlegen had no cost basis; accordingly, the Company has not recorded its proportionate share of Perlegen’s operating losses in its financial statements since the completion of Perlegen’s initial financing.  In February 2005, the Company participated in Perlegen’s Series D preferred stock financing and recorded a $2.0 million investment related to this transaction, which is included in the Company’s balance sheet as a component of other assets. As of June 30, 2005, the Company has recorded $2.0 million related to its proportionate share of Perlegen’s operating losses, which is included as a component of interest and other income, net, in the Company’s condensed consolidated statement of operations.

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

On June 28, 2005, the Company executed an agreement with a customer pursuant to which the Company agreed to provide genotypic data in the context of whole genome association studies.  The Company has subcontracted certain elements of this agreement to Perlegen which will use Affymetrix GeneChip® technology to provide the genotypic data.

NOTE 8—COMMITMENTS AND CONTINGENCIES

Product Warranty Commitment

The Company provides for anticipated warranty costs at the time the associated revenue is recognized. Product warranty costs are estimated based upon the Company’s historical experience and the warranty period. The Company periodically reviews the adequacy of its warranty reserve, and adjusts, if necessary, the warranty percentage and accrual based on actual experience and estimated costs to be incurred.  Information regarding the changes in the Company’s product warranty liability for the three and six months ended June 30, 2005, respectively, was as follows (in thousands):

Balance at December 31, 2004	$4,113
New warranties issued	658
Repairs and replacements	(537)
Adjustments	—
Balance at March 31, 2005	4,234
New warranties issued	733
Repairs and replacements	(700)
Adjustments	541
Balance at June 30, 2005	$4,808

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

Germany

In the actions pending in Germany, on July 18, 2003, Multilyte filed proceedings in the state court of Düsseldorf, alleging infringement of the Multilyte patents. In a separate action in Germany, on October 15, 2003, the Company commenced nullity proceedings in German Federal Patent Court in Munich alleging that the German part of Multilyte’s two European patents (EPs 0 134 215 and 0 304 202) are invalid. On June 29 and 30, 2004, the German Federal Patent Court in Munich held that both Multilyte European patents are invalid in Germany. Following that ruling, on July 12, 2004, the Düsseldorf court stayed both sets of infringement proceedings before it, pending Multilyte’s appeal of the decisions of the German Federal Patent Court in Munich nullifying both Multilyte patents. The Company was notified on April 5, 2005 that Multilyte has abandoned its appeal of the decision nullifying the European Patent 0 134 215.

United States

In the U.S. action, on August 13, 2003, the Company commenced proceedings in the United States District Court for the Northern District of California seeking a declaratory judgment that eight Multilyte patents are not infringed and are invalid. Multilyte has agreed that the Company does not infringe five of the eight named patents. On October 24, 2003, the Company filed an amended complaint seeking a declaratory judgment as to three of the original eight named patents—U.S. Patents 5,432,099, 5,599,720 and 5,807,755. Multilyte answered the Company’s complaint for declaratory judgment and asserted counterclaims against the Company alleging infringement of the three patents named by the Company in its complaint. Multilyte has submitted the three patents-in-suit to the United States Patent and Trademark Office for voluntary re-examination. These patents remain in re-examination in the USPTO. On April 28, 2005, the Court granted the Company’s motions for summary judgment of non-infringement and entered a final judgment in the action in favor of the Company against Multilyte. On May 5, 2005, Multilyte filed a notice of motion to amend the judgment asserting that the Court’s entry of final judgment was premature because it did not give Multilyte the opportunity to present evidence showing infringement under the Court’s most recent claim construction. On June 23, 2005, the Court again granted summary judgment of non-infringement. The Court then entered judgment in favor of the Company.  Multilyte has appealed the Court’s decision to the United States Court of Appeals for the Federal Circuit.

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

Administrative Litigation and Proceedings

The Company’s intellectual property is expected to be subject to significant additional administrative and litigation actions. For example, in Europe and Japan, third parties are expected to oppose significant patents that the Company owns or controls. Currently, Multilyte Ltd. and ProtoGene Laboratories, Inc. have filed oppositions against the Company’s EP 0 619 321 patent in the European Patent Office.  PamGene B.V. has filed an opposition against the Company’s EP 0 728 520 patent and it was revoked at oral proceedings in January 14, 2004.  Affymetrix has appealed this ruling.  Also, Abbott Laboratories, Applera, Clondiag and CombiMatrix are parties in opposition against the Company’s EP 0 834 575.  An oral hearing was conducted by the Opposition Division which upheld the patent on December 4, 2004, and this decision has been appealed.  Abbott Laboratories, CombiMatrix, PamGene B.V., Applera and Dr. Peter Schneider filed an opposition against the Company’s EP 0 834 576 patent.  The Opposition Division revoked the patent during an oral hearing on February 23, 2005 and Affymetrix has appealed this ruling.  CombiMatrix has filed an opposition against EP 0 695 941, Agilent, CombiMatrix, Clondiag and Applera have filed an opposition against EP 0 853 679, Applera has opposed EP 0 972 564 and Degussa AG has filed an opposition against EP 1 086 742. These procedures will result in the patents being either upheld in their entireties, allowed to issue in amended form in designated European countries, or revoked.

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

NOTE 9—EQUITY

During the six months ended June 30, 2005, the Company issued approximately 2.0 million shares of common stock in connection with exercises of employee stock options, warrants and restricted stock awards.

NOTE 10—INCOME TAXES

The tax provision principally consists of taxes currently payable on the taxable profits generated by the Company’s foreign operations, and federal and state taxes offset by the utilization of net operating losses.  The increase of 82% or $0.6 million in the second quarter and 164% or $2.6 million in the first six months of 2005 as compared to the same periods in 2004, is primarily due to an increase in pretax income of approximately $21.5 million in the six month period ended June 30, 2005 verses the six month period ended June 30, 2004.  Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company’s historical operating performance and previously reported net losses, at June 30, 2005, the Company continues to maintain a full valuation allowance against its net deferred tax assets as they are not yet realizable.

NOTE 11—PENDING ACQUISITION

On May 31, 2005, Affymetrix entered into a definitive agreement to acquire ParAllele BioScience, Inc. (“ParAllele”) which is currently expected to be consummated in the third quarter of 2005, subject to customary closing conditions and regulatory approvals.  Upon completion of the merger, ParAllele shareholders will be entitled to receive an aggregate of up to approximately $120.7 million in merger consideration, subject to certain adjustments, including an adjustment for changes in ParAllele’s working capital prior to the closing of the transaction. Under certain circumstances, the merger consideration may be paid in Affymetrix stock, in cash or in a combination of stock and cash.  Affymetrix intends to account for the merger under the purchase method of accounting in accordance with the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations.” Under this accounting method, Affymetrix will record as its cost the assets of ParAllele less the liabilities assumed, with the excess of such cost over the estimated fair value of such net assets reflected as goodwill. Additionally, certain costs directly related to the merger will be reflected as additional purchase price in excess of net assets acquired. Affymetrix’ statement of operations will include the operations of ParAllele after the effective date of the merger.  Based on preliminary estimates, Affymetrix expects to record a purchase price for the acquisition of approximately $132.0 million which includes the issuance of approximately 2.2 million shares of Affymetrix common stock valued at approximately $118.2 million, the estimated fair value of ParAllele common stock options assumed and common stock subject to repurchase of approximately $11.1 million and estimated transaction costs of approximately $2.7 million.  The estimated fair value of $118.2 million was derived using the current estimate of fair market value of Affymetrix common stock to be issued in the merger of $53.42 which is based on the average price per share of Affymetrix common stock during the two days before and after the execution and announcement of the merger agreement.   The final recorded cost will be determined based on a number of factors including the Affymetrix stock price on and around the transaction closing date, the number of ParAllele shares and stock options outstanding at the closing date, and ParAllele’s final working capital.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2005 and for the three and six month periods ended June 30, 2005 and 2004 should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2004.

All statements in this quarterly report that are not historical are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act as amended, including statements regarding our “expectations,” “beliefs,” “hopes,” “intentions,” “strategies” or the like. Such statements are based on our current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. We caution investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, risks of our ability to achieve and sustain higher levels of revenue, higher gross margins, reduced operating expenses, market acceptance, personnel retention, global economic conditions, the fluctuations in overall capital spending in the academic and biotechnology sectors, changes in government funding policies, unpredictable fluctuations in quarterly revenues, uncertainties related to cost and pricing of Affymetrix products, dependence on collaborative partners, uncertainties relating to sole source suppliers, uncertainties relating to FDA and other regulatory approvals, risks relating to intellectual property of others and the uncertainties of patent protection and litigation.

We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

Pending Acquisition

On May 31, 2005, Affymetrix entered into a definitive agreement to acquire ParAllele BioScience, Inc. (“ParAllele”) which is currently expected to be consummated in the third quarter of 2005, subject to customary closing conditions and regulatory approvals.  Upon completion of the merger, ParAllele shareholders will be entitled to receive an aggregate of up to approximately $120.7 million in merger consideration, subject to certain adjustments, including an adjustment for changes in ParAllele’s working capital prior to the closing of the transaction. Under certain circumstances, the merger consideration may be paid in Affymetrix stock, in cash or in a combination of stock and cash.  We intend to account for the merger under the purchase method of accounting in accordance with the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations.” Under this accounting method, we will record as its cost the assets of ParAllele less the liabilities assumed, with the excess of such cost over the estimated fair value of such net assets reflected as goodwill. Additionally, certain costs directly related to the merger will be reflected as additional purchase price in excess of net assets acquired. Our statement of operations will include the operations of ParAllele after the effective date of the merger.  Based on preliminary estimates, we expect to record a purchase price for the acquisition of approximately $132.0 million which includes the issuance of approximately 2.2 million shares of Affymetrix common stock valued at approximately $118.2 million, the estimated fair value of ParAllele common stock options assumed and common stock subject to repurchase of approximately $11.1 million and estimated transaction costs of approximately $2.7 million.  The estimated fair value of $118.2 million was derived using the current estimate of fair market value of Affymetrix common stock to be issued in the merger of $53.42 which is based on the average price per share of Affymetrix common stock during the two days before and after the execution and announcement of the merger agreement.  The final recorded cost will be determined based on a number of factors including the Affymetrix stock price on and around the transaction closing date, the number of ParAllele shares and stock options outstanding at the closing date, and ParAllele’s final working capital.  We expect the acquisition to have a significant impact on our consolidated financial position and results of operations.  The following discussion and analysis does not reflect the impact of the ParAllele acquisition.

Overview

We are engaged in the development, manufacture, sale and service of systems for genetic analysis for use in the life sciences and in clinical diagnostics, and emerging markets outside of healthcare including agricultural markets, environmental testing and bio-defense applications. Our industry is affected by a number of factors that influence its size and development. These factors include the availability of genomic sequence data for human and other organisms, technological innovation that increases throughput and lowers the cost of genomic and genetic analysis, the development of new computational techniques to handle and analyze large amounts of genomic data, the availability of government and private funding for basic and disease-related research, the amount of capital and ongoing expenditures allocated to research and development spending by biotechnology, pharmaceutical and diagnostic companies, the application of genomics to new areas including molecular diagnostics, agriculture, human identity and consumer goods, and the availability of genetic markers and signatures of diagnostic value.

We have established our GeneChip® system as the platform of choice for acquiring, analyzing and managing complex genetic information. Our integrated GeneChip® platform includes disposable DNA probe arrays (chips) consisting of gene sequences set out in an ordered, high density pattern; certain reagents for use with the probe arrays; a scanner and other instruments used to process the probe arrays; and software to analyze and manage genomic information obtained from the probe arrays. We currently sell our products directly to pharmaceutical, biotechnology, agrichemical, diagnostics and consumer products companies as well as academic research centers, government research laboratories, private foundation laboratories and clinical reference laboratories in North America, Europe and Japan. We also sell our products through life science supply specialists acting as authorized distributors in Mexico, India, the Middle East, South America, South Africa and Asia Pacific regions. We have incurred net losses and negative cash flows from operations in the past, but have now achieved profitability for two consecutive fiscal years. The following overview describes key elements of our business strategy and our goals for fiscal 2005:

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

Our goal is to achieve solid growth in probe arrays and reagent sales by expanding our product lines and adding new customers. While we anticipate instrument revenue to be consistent with 2004 due to continued revenue growth related to sales of new instruments and automation equipment, this growth will be partially offset by the eventual completion of our GeneArray® Scanner 2500 instrument upgrade cycle, and our largest opportunity for growth will likely be through sales of our GeneChip® products.

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

Results of Operations

The following discussion compares the historical results of operations for the three and six months ended June 30, 2005 and 2004, respectively.

Product Sales

The components of product sales are as follows (in thousands):

	Three Months Ended June 30,		Three Months Dollar Change	Six Months Ended June 30,		Six Months Dollar Change
	2005	2004	From 2004	2005	2004	From 2004
Probe arrays	$45,941	$35,368	$10,573	$93,663	$73,345	$20,318
Reagents	9,746	6,229	3,517	19,662	13,777	5,885
Instruments	13,526	20,067	(6,541)	29,439	35,633	(6,194)
Total product sales	$69,213	$61,664	$7,549	$142,764	$122,755	$20,009

Total product sales increased 12% or $7.5 million for the second quarter of 2005 as compared to the same period in 2004.  Probe array sales increased 30% primarily due to an increase of $24.2 million in revenue related to growth in unit sales of our GeneChip® probe arrays.  This increase was partially offset by a decrease of $13.7 million in revenue related to a decline in the average selling price of our arrays due to a change in product mix. Reagent sales increased 56% primarily due to an increase in the average selling price of our reagents related to a change in product mix and growth in reagent unit sales associated with increased probe array unit sales.  Instrument sales decreased 33% from the same period in 2004.  The decline was primarily due to a decrease of $7.1 million in revenue related to a decline in unit sales of our GeneChip® Scanner 3000 as we near the end of our GeneArray® Scanner 2500 upgrade cycle as well as a decrease of $1.9 million in revenue related to a decline in unit sales and in the average selling price of our Fluidics Station 450.  These decreases were partially offset by growth of $1.0 million in revenue related to increased unit sales of our new GeneChip® Array System and high-throughput scanners and growth of $1.4 million in revenue related to increased unit sales of our GeneChip® Scanner 3000 high-resolution upgrades which support our next generation products.

Total product sales increased 16% or $20.0 million in the first six months of 2005 as compared to the same period in 2004.  Probe array sales increased 28% primarily due to an increase of $44.5 million in revenue related to growth in unit sales of our GeneChip® probe arrays.  This increase was partially offset by a decrease of $24.2 million in revenue related to a decline in the average selling price of our arrays due to a change in product mix. Reagent sales increased 43% primarily due to an increase in the average selling price of our reagents related to a change in product mix and growth in reagent unit sales associated with increased probe array unit sales.  Instrument sales decreased 17% from the same period in 2004.  The decline was primarily due to a decrease of $10.8 million in revenue related to a decline in unit sales of our GeneChip® Scanner 3000 as we near the end of our GeneArray® Scanner 2500 upgrade cycle as well as a decrease of $1.9 million in revenue related to a decline in unit sales and in the average selling price of our Fluidics Station 450.  These decreases were partially offset by growth of $2.5 million in revenue related to increased unit sales of our new GeneChip® Array System and high-throughput scanners and growth of $3.6 million in revenue related to increased unit sales of our full GeneChip® instrumentation systems.

Product Related Revenue

The components of product related revenue are as follows (in thousands):

	Three Months Ended June 30,		Three Months Dollar Change	Six Months Ended June 30,		Six Months Dollar Change
	2005	2004	From 2004	2005	2004	From 2004
Subscription fees	$3,153	$4,956	$(1,803)	$6,470	$10,515	$(4,045)
Service and other	4,199	3,337	862	8,429	7,436	993
License fees and milestone revenue	3,582	5,218	(1,636)	7,352	9,082	(1,730)
Total product related revenue	$10,934	$13,511	$(2,577)	$22,251	$27,033	$(4,782)

Total product related revenue decreased 19% or $2.6 million for the second quarter of 2005 and decreased 18% or $4.8 million in the first six months of 2005 as compared to the same periods in 2004.  The decrease was primarily due to the decline in subscription fees earned under GeneChip® array access programs as we continue to transition customers to volume-based pricing on array sales, and the recognition of $1.4 million in milestone revenue due to the achievement of substantive goals as defined by our collaborative agreements in the second quarter of 2004.  Service and other revenue increased primarily due to increased unit sales of service contracts for our GeneChip® Scanner 3000.

Royalties and Other Revenue (in thousands)

	Three Months Ended June 30,		Three Months Dollar Change	Six Months Ended June 30,		Six Months Dollar Change
	2005	2004	From 2004	2005	2004	From 2004
Royalties and other revenue	$1,993	$3,187	$(1,194)	$3,553	$5,558	$(2,005)

Royalties and other revenue decreased 37% or $1.2 million for the second quarter of 2005 and decreased 36% or $2.0 million in the first six months of 2005 as compared to the same periods in 2004.  These decreases were primarily due to a decline in the number of our non-core license agreements and the execution of a $1.1 million license agreement with no continuing performance obligations in the second quarter of 2004.

Revenue from Perlegen Sciences (in thousands)

	Three Months Ended June 30,		Three Months Dollar Change	Six Months Ended June 30,		Six Months Dollar Change
	2005	2004	From 2004	2005	2004	From 2004
Revenue from Perlegen Sciences	$1,911	$1,392	$519	$4,098	$3,041	$1,057

Revenue from Perlegen Sciences, a related party, increased 37% or $0.5 million for the second quarter of 2005 and increased 35% or $1.1 million in the first six months of 2005 as compared to the same periods in 2004. These increases were primarily due to increased demand by Perlegen for our probe arrays and whole wafers, which we sell at our fully burdened cost of manufacturing to Perlegen for use in their research and development activities.  These increases were partially offset by a credit of $0.6 million to royalty revenue based on our receipt of an updated sales report from Perlegen.  Probe arrays and whole wafers used by Perlegen in their revenue generating activities are generally royalty bearing to Affymetrix. We rely on sales reports from Perlegen in order to recognize our royalty revenue.

Product and Product Related Gross Margins (in thousands, except percentage amounts)

	Three Months Ended June 30,		Dollar / Percentage Change From	Six Months Ended June 30,		Dollar / Percentage Change From
	2005	2004	2004	2005	2004	2004
Total gross margin on product sales	$51,261	$42,276	$8,985	$105,533	$82,635	$22,898
Total gross margin on product related revenue	8,475	11,435	(2,960)	17,287	22,101	(4,814)

Total gross margin on product and product related revenue	$59,736	$53,711	$6,025	$122,820	$104,736	$18,084

Product gross margin as a percentage of product sales	74.1%	68.6%	5.5%	73.9%	67.3%	6.6%

Product related gross margin as a percentage of product related revenue	77.5%	84.6%	(7.1)%	77.7%	81.8%	(4.1)%

The gross margin percentage on product sales increased from 68.6% to 74.1% for the second quarter of 2005 as compared to the same period in 2004. Of the 5.5% increase in product gross margins, approximately 0.7% of the increase can be attributed to an increase in probe array gross margins due to the conversion of a royalty bearing technology license from Oxford Gene Technology to a fully paid-up non-royalty bearing license in the second half of 2004. The remainder of the gross margin increase can be attributed to decreased unit costs associated with the increased utilization of our probe array manufacturing facility due to increased sales volume, increased manufacturing efficiencies and a change in our overall product mix towards our higher margin products such as probe arrays and reagents.

The gross margin percentage on product sales increased from 67.3% to 73.9% in the first six months of 2005 as compared to the same period in 2004. Of the 6.6% increase in product gross margins, approximately 2.0% of the increase can be attributed to an increase in probe array gross margins due to the conversion of a royalty bearing technology license from Oxford Gene Technology to a fully paid-up non-royalty bearing license in the second half of 2004. The remainder of the gross margin increase can be attributed to decreased unit costs associated with the increased utilization of our probe array manufacturing facility due to increased sales volume, increased manufacturing efficiencies and a change in our overall product mix towards our higher margin products such as probe arrays and reagents.

The gross margin percentage on product related revenue decreased from 84.6% to 77.5% for the second quarter of 2005 and decreased from 81.8% to 77.7% in the first six months of 2005 as compared to the same periods in 2004.  The margin decreases were primarily due to a decline in sales of our access agreements as we continue to transition customers to volume-based pricing on array sales and the recognition of $1.4 million in milestone revenue in the second quarter of 2004.

Cost of Perlegen Revenues (in thousands)

	Three Months Ended June 30,		Three Months Dollar Change	Six Months Ended June 30,		Six Months Dollar Change
	2005	2004	From 2004	2005	2004	From 2004
Cost of revenue from Perlegen Sciences	$1,750	$1,099	$651	$2,992	$2,470	$522

Cost of Perlegen revenue increased 59% or $0.7 million for the second quarter of 2005 and increased 21% or $0.5 million in the first six months of 2005 as compared to the same periods in 2004 primarily due to increased demand by Perlegen for our probe arrays and whole wafers, which we sell at our fully burdened cost of manufacturing to Perlegen for use in their research and development activities.

Research and Development Expenses (in thousands)

	Three Months Ended June 30,		Three Months Dollar Change	Six Months Ended June 30,		Six Months Dollar Change
	2005	2004	From 2004	2005	2004	From 2004
Research and development	$20,799	$17,804	$2,995	$37,889	$35,100	$2,789

Research and development expenses increased 17% or $3.0 million for the second quarter of 2005 and increased 8% or $2.8 million in the first six months of 2005 as compared to the same periods in 2004.  These increases were primarily due to an increase in development supply purchases of $2.7 million for the second quarter of 2005 and an increase of $2.3 million in the first six months of 2005 as compared to the same periods in 2004.  Development supply purchases increased as a result of our preparation for new product introductions and applications expected to be introduced in the next eighteen months.  We believe a substantial investment in research and development is essential to a long-term sustainable competitive advantage and critical to expansion into additional markets.

Selling, General and Administrative Expenses (in thousands)

	Three Months Ended June 30,		Three Months Dollar Change	Six Months Ended June 30,		Six Months Dollar Change
	2005	2004	From 2004	2005	2004	From 2004

Selling, general and administrative	$32,540	$29,955	$2,585	$62,137	$58,224	$3,913

Selling, general and administrative expenses increased 9% or $2.6 million for the second quarter of 2005 and increased 7% or $3.9 million in the first six months of 2005 as compared to the same periods in 2004.  These increases were primarily due to higher headcount-related costs from hiring new employees and normal salary increases for existing employees of $2.1 million for the second quarter of 2005 and $3.2 million in the first six months of 2005.  Our headcount increases were primarily due to our continued international expansion and in anticipation of our new product introductions.  Selling, general and administrative expenses are expected to continue to increase as we expand sales, marketing, and technical support functions, management and administrative functions, prosecute and defend our intellectual property position and defend against claims made by third parties in ongoing litigation. We expect legal costs to vary substantially as the level of legal activity changes. There can be no assurance that we have adequately estimated our exposure for potential damages associated with pending or future litigation.

Stock-Based Compensation (in thousands)

	Three Months Ended June 30,		Three Months Dollar Change	Six Months Ended June 30,		Six Months Dollar Change
	2005	2004	From 2004	2005	2004	From 2004

Amortization of deferred stock compensation	$33	$324	$(291)	$116	$648	$(532)

Stock-based compensation decreased 90% or $0.3 million for the second quarter of 2005 and decreased 82% or $0.5 million in the first six months of 2005 as compared to the same periods in 2004.  For the second quarter of 2005, we recorded stock-based compensation related to restricted stock awards granted to certain employees.  For the first six months of 2005, we recorded stock-based compensation expense related to restricted stock awards granted to certain employees and one fully vested restricted stock award granted to a non-employee.  For the second quarter of 2004 and for the first six months of 2004, stock-based compensation related to the amortization of deferred stock compensation generated upon the acquisition of Neomorphic in October 2000, which has been amortized to stock-based compensation over the remaining vesting terms of the individual equity awards, generally two to four years.

We ceased amortizing $4.3 million of deferred stock compensation related to an executive level Neomorphic employee who commenced a leave of absence during the latter part of fiscal 2001.  The remaining $4.3 million balance will be amortized if and when the employee resumes active employee status with us.  We expect to continue to grant restricted stock awards to certain employees.  Accordingly, since these awards will be amortized to stock-based compensation consistent with the vesting terms, the timing or size of these restricted stock awards could have a significant impact on our future results of operations.

Interest Income and Other, Net (in thousands)

Interest income and other, net, increased 201% or $1.9 million for the second quarter of 2005 and increased 1,135% or $1.5 million in the first six months of 2005 as compared to the same periods in 2004. The components of interest income and other, net, are as follows:

	Three Months Ended June 30,		Three Months Dollar Change	Six Months Ended June 30,		Six Months Dollar Change
	2005	2004	From 2004	2005	2004	From 2004
Interest income	$1,842	$927	$915	$3,231	$2,207	$1,024
Realized loss in Perlegen	(1,062)	—	(1,062)	(2,000)	—	(2,000)
Write down of equity investment	(62)	(165)	103	(62)	(1,607)	1,545
Currency gains (losses), net	432	(917)	1,349	296	(222)	518
Other	(197)	(785)	588	202	(243)	445
Interest income and other, net	$953	$(940)	$1,893	$1,667	$135	$1,532

Interest income increased for the second quarter of 2005 and in the first six months of 2005 as compared to the same periods in 2004 due to an increase in our cash and marketable securities balances as we continue to generate positive cashflows from operations.  These increases were partially offset by realized losses by the recognition of our proportionate share of Perlegen’s net loss.  The carrying value of our investment in Perlegen has now been written down to zero at June 30, 2005; therefore, to the extent we do not make any additional future investments in Perlegen, we do not expect anymore charges related to this investment.

Interest Expense (in thousands)

	Three Months Ended June 30,		Three Months Dollar Change	Six Months Ended June 30,		Six Months Dollar Change
	2005	2004	From 2004	2005	2004	From 2004
Interest expense	$289	$404	$(115)	$716	$10,238	$(9,522)

Interest expense was relatively flat for the second quarter of 2005 and decreased 93% or $9.5 million in the first six months of 2005 as compared to the same periods in 2004.  Interest expense in the first six months of 2005 primarily consists of interest and amortization associated with our 0.75% senior convertible notes. Interest expense was higher in the first six months of 2004 primarily due to the write off of approximately $3.8 million in issuance costs plus $4.3 million in redemption premiums incurred by us in connection with the redemption of our 5% and 4.75% convertible subordinated notes.

Income Tax Provision (in thousands)

	Three Months Ended June 30,		Three Months Dollar Change	Six Months Ended June 30,		Six Months Dollar Change
	2005	2004	From 2004	2005	2004	From 2004
Income Tax Provision	$1,371	$755	$616	$4,259	$1,614	$2,645

The provision for income tax increased approximately 82% or $0.6 million in the second quarter and 164% or $2.6 million in the first six months of 2005 as compared to the same periods in 2004. In both periods, the provision principally consists of taxes currently payable on the taxable profits generated by our foreign operations, and federal and state taxes offset by the utilization of net operating losses.  The increase is primarily due to an increase in pretax income of approximately $21.5 million in the six month period ended June 30, 2005 verses the six month period ended June 30, 2004.  Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and previously reported net losses, at June 30, 2005, we continue to maintain a full valuation allowance against our net deferred tax assets as they are not yet realizable.  We expect our effective tax rate to be approximately 15% for the full year ending December 31, 2005. However, our effective tax rate may change upon the closing of the acquisition of ParAllele, which is currently expected to close in the third quarter of 2005.  In estimating our effective tax rate, we anticipate that we will utilize net operating losses and other deferred tax assets that are unrelated to the exercise of stock options during fiscal 2005.

Liquidity and Capital Resources

Cashflow (in thousands)

	Six Months Ended June 30,
	2005	2004
Net cash provided by operating activities	$42,367	$5,733
Net cash (used in) provided by investing activities	(96,954)	25,160
Net cash provided by (used in) financing activities	38,675	(252,382)
Effect of foreign currency translation on cash and cash equivalents	284	(212)

Net decrease in cash and cash equivalents	$(15,628)	$(221,701)

The increase in our net cash flow from operating activities of $36.6 million for the six months ended June 30, 2005 was primarily due to an increase of $18.9 million in net income, higher cash collections of $18.1 million on our trade receivables following record sales in the fourth quarter of 2004, and a decrease of $22.4 million in payments related to a reduction in accounts payable and accrued liabilities due to the elimination of our royalty obligations to Oxford Gene Technology, Ltd. (“OGT”) in 2004.  These increases in cash flow from operations were partially offset by an increase in inventory purchases of $11.7 million as we prepare for our year end sales ramp and new product introductions.

Our investing activities, other than purchases, sales and maturities of available-for-sale securities, primarily consisted of capital expenditures of $12.6 million and a $2.3 million purchase of non-marketable equity securities for the six months ended June 30, 2005, as compared to capital expenditures of $10.9 million for the six months ended June 30, 2004. Capital expenditures during the six months ended June 30, 2005 related primarily to purchases of manufacturing equipment as well as furniture and computer equipment necessary to supplement our expanding infrastructure.  The purchase of technology rights of $41.9 million for the six months ended June 30, 2004, consisted of the conversion of our non-exclusive royalty bearing license to certain of OGT’s patents to a fully paid-up license.

Net cash provided by financing activities for the six months ended June 30, 2005 was primarily attributable to cash receipts of $38.7 million from the issuance of common stock for stock option exercises pursuant to the Company’s equity incentive plans.  Net cash used in financing activities for the six months ended June 30, 2004 was primarily attributable to the $271.8 million cash outflow for the redemption of our 5% and 4.75% convertible subordinated notes.

Pending Acquisition

On May 31, 2005, we entered into a definitive agreement to acquire ParAllele BioScience, Inc. (“ParAllele”) which is expected to close in the third quarter of 2005, subject to customary closing conditions and regulatory approvals.  We expect to incur significant incremental operating costs related to this acquisition. We believe that our existing cash and cash equivalents, short-term investments and cash generated from operations will be sufficient to meet these cash outlays.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

There have been no other significant changes in our off-balance sheet arrangements and aggregate contractual obligations as compared to the disclosures in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2004 other than the pending acquisition of ParAllele discussed in the preceding paragraph.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no other significant changes in our market risk compared to the disclosures in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures.

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

Germany

In the actions pending in Germany, on July 18, 2003, Multilyte filed proceedings in the state court of Düsseldorf, alleging infringement of the Multilyte patents. In a separate action in Germany, on October 15, 2003, we commenced nullity proceedings in German Federal Patent Court in Munich alleging that the German part of Multilyte’s two European patents (EPs 0 134 215 and 0 304 202) are invalid. On June 29 and 30, 2004, the German Federal Patent Court in Munich held that both Multilyte European patents are invalid in Germany. Following that ruling, on July 12, 2004, the Düsseldorf court stayed both sets of infringement proceedings before it, pending Multilyte’s appeal of the decision of the German Federal Patent Court in Munich nullifying both Multilyte patents.  We were notified on April 5, 2005 that Multilyte has abandoned its appeal of the decision nullifying the European Patent 0 134 215.

United States

In the U.S. action, on August 13, 2003, we commenced proceedings in the United States District Court for the Northern District of California seeking a declaratory judgment that eight Multilyte patents are not infringed and are invalid. Multilyte has agreed that we do not infringe five of the eight named patents. On October 24, 2003, we filed an amended complaint seeking a declaratory judgment as to three of the original eight named patents—U.S. Patents 5,432,099, 5,599,720 and 5,807,755. Multilyte answered our complaint for declaratory judgment and asserted counterclaims against us alleging infringement of the three patents named by us in our complaint. Multilyte has submitted the three patents-in-suit to the United States Patent and Trademark Office for voluntary re-examination. These patents remain in re-examination in the USPTO. On April 28,2005, the Court granted our motions for summary judgment of non-infringement and entered a final judgment in the action in favor of us against Multilyte. On May 5, 2005, Multilyte filed a notice of motion to amend the judgment asserting that the Court’s entry of final judgment was premature because it did not give Multilyte the opportunity to present evidence showing infringement under the Court’s most recent claim construction. On June 23, the Court again granted summary judgment of non-infringement in favor of us. Multilyte has appealed the Court’s decision to the United States Court of Appeals for the Federal Circuit.

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

Administrative Litigation and Proceedings

Our intellectual property is expected to be subject to significant additional administrative and litigation actions. For example, in Europe and Japan, third parties are expected to oppose significant patents that we own or control. Currently, Multilyte Ltd. and ProtoGene Laboratories, Inc. have filed oppositions against our EP 0 619 321 patent in the European Patent Office.  PamGene B.V. has filed an opposition against our EP 0 728 520 patent and it was revoked at oral proceedings in January 14, 2004.  Affymetrix has appealed this ruling.  Also, Abbott Laboratories, Applera, Clondiag and CombiMatrix are parties in opposition against our EP 0 834 575.  An oral hearing was conducted by the Opposition Division which upheld the patent on December 4, 2004, and this decision has been appealed.  Abbott Laboratories, CombiMatrix, PamGene B.V., Applera and Dr. Peter Schneider filed an opposition against our EP 0 834 576 patent.  The Opposition Division revoked the patent during an oral hearing on February 23, 2005 and we have appealed this ruling.  CombiMatrix has filed an opposition against EP 0 695 941, Agilent, CombiMatrix, Clondiag and Applera have filed an opposition against EP 0 853 679, Applera has opposed EP 0 972 564 and Degussa AG has filed an opposition against EP 1 086 742. These procedures will result in the patents being either upheld in their entireties, allowed to issue in amended form in designated European countries, or revoked.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)           Date of Meeting

The Annual Meeting of the Stockholders of Affymetrix, Inc. was held on June 16, 2005.

(b) and (c) Name of Each Director Elected at the Meeting and Description of Each Matter Voted on and Number of Votes Cast

		For	Against	Withheld
1.	To elect directors to serve until the next meeting of stockholders or until their successors are elected.
	Stephen P.A. Fodor, Ph.D.	47,681,070	—	7,332,958
	Paul Berg, Ph.D.	49,196,667	—	5,817,361
	Susan D. Desmond-Hellmann, M.D., M.P.H.	54,290,971	—	723,057
	John D. Diekman, Ph.D.	40,733,854	—	14,280,174
	Vernon R. Loucks, Jr.	53,712,714	—	1,301,314
	Susan E. Siegel	47,503,929	—	7,510,099
	David B. Singer	41,195,717	—	13,818,311
	John A. Young	48,853,940	—	6,160,088

		For	Against	Abstain
2.	To ratify the appointment of Ernst & Young LLP as the independent registered public accounting firm as auditors of the Company for the fiscal year ending December 31, 2005.	54,440,245	550,212	23,570

ITEM 5. OTHER INFORMATION

RISKS RELATED TO OUR BUSINESS

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The following discussion highlights some of these risks and others are discussed elsewhere in this Quarterly Report on Form 10-Q.

We have only recently achieved profitability.

Prior to the year ended December 31, 2003, we incurred losses each year since our inception, and as a result have an accumulated deficit of approximately $127.0 million at June 30, 2005. We expect to continue experiencing fluctuations in our operating results and cannot assure sustained profitability. Our losses have resulted principally from costs incurred in research and development, manufacturing and from selling, general and administrative costs associated with our operations, including the costs of patent related litigation.

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

Maintaining a strong patent position is critical to our competitive advantage. Litigation on these matters has been prevalent in our industry and we expect that this will continue. Patent law relating to the scope of claims in the technology fields in which we operate is still evolving and the extent of future protection is highly uncertain, so there can be no assurance that the patent rights that we have or may obtain will be valuable. Others have filed, and in the future are likely to file, patent applications that are similar or identical to ours or those of our licensors. To determine the priority of inventions, we will have to participate in interference proceedings declared by the United States Patent and Trademark Office that could result in substantial costs in legal fees and could substantially affect the scope of our patent protection. We cannot assure investors that any such patent applications will not have priority over our patent applications. Also, our intellectual property may be subject to significant administrative and litigation proceedings such as opposition proceedings against our patents in Europe, Japan and other jurisdictions. In addition, we have incurred and may in future periods incur substantial costs in litigation to defend against patent suits brought by third parties or initiated by us. For example, we currently are engaged in litigation regarding intellectual property rights with Multilyte Ltd. and Enzo Life Sciences, Inc. For additional information concerning intellectual property litigation and administrative proceedings, see Part II, Item 1, Legal Proceedings, of this Form 10-Q.

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

There may be potential new accounting pronouncements or regulatory rulings that may have an impact on our future financial position and results of operations. On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”.  Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows”. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We expect to adopt Statement 123(R) effective January 1, 2006 under the modified-prospective method. The adoption of Statement 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend, in part, on levels of share-based payments granted prior to the date of adoption.

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

We have previously engaged in acquisitions and may do so in the future in order to exploit technology or market opportunities.  If we acquire another company, we may not be able to successfully integrate the acquired business into our existing business in a timely and non-disruptive manner, or at all. Furthermore, an acquisition may not produce the revenues, earnings or business synergies that we anticipate. If we fail to integrate the acquired business effectively or if key employees of that business leave, the anticipated benefits of the acquisition would be jeopardized. The time, capital management and other resources spent on an acquisition that fails to meet our expectations could cause our business and financial condition to be materially and adversely affected.  For example, on May 31, 2005, we entered into a definitive agreement to acquire ParAllele BioScience, Inc. which is expected to close in the third quarter of 2005, subject to customary closing conditions and regulatory approvals.   Although Affymetrix and ParAllele expect that the merger will result in benefits to the combined company, the combined company may not realize those benefits because of integration and other challenges which include, among others, unanticipated incompatibility of corporate and administrative infrastructures, the ability to retain key employees, including key scientists, the diversion of management's attention from ongoing business concerns, and the potential adverse reaction of Affymetrix' and/or ParAllele's customers to the merger or resulting changes to the combined company's product and services offerings.  In addition, acquisitions can involve substantial charges and amortization of significant amounts of deferred stock compensation that could adversely affect our results of operations.

The market price of our common stock has been extremely volatile.

The market price of our common stock is extremely volatile. To demonstrate this volatility, during the twelve-month period ending on June 30, 2005, the volume of our common stock traded on any given day ranged from 279,000 to 8,116,400 shares. Moreover, during that period, our common stock traded as low as $24.48 per share and as high as $55.10 per share.

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

ITEM 6. EXHIBITS

Exhibit Number	Description of Document
2.1(1)	Agreement and Plan of Merger dated as of May 31, 2005 among ParAllele BioScience, Inc., Affymetrix, Inc., Pinecone Acquisition, Inc. and Jonathan MacQuitty.
2.2(1)

Form of Voting and Lockup Agreement dated as of May 31, 2005 between Affymetrix and each of Abingworth Management, Ronald Davis, Bill Ericson, Malek Faham, Maneesh Jain, George Karlin-Neuman, Elizabeth Krodel, Jonathan MacQuitty, André Marion, MDV Partners, Nicholas Naclerio, Camille Samuels, Robert Smith, Aaron Solomon, Versant Ventures, Gregory Went and Thomas Willis.

3.1(2)	Restated Certification of Incorporation.
3.2(3)	Bylaws.
3.3(4)	Amendment No. 1 to the Bylaws dated as of April 25, 2001.
4.1(5)	Rights Agreement, dated October 15, 1998, between Affymetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent.
4.2(6)	Amendment No. 1 to Rights Agreement, dated as of February 7, 2000, between Affymetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent.
4.3(7)	Indenture, dated as of December 15, 2003, between Affymetrix, Inc. and The Bank of New York, as Trustee.
4.4(7)	Affymetrix, Inc. 0.75% Senior Convertible Notes due 2033 Registration Rights Agreement dated December 15, 2003.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(1)                                  Incorporated by reference to Registrant’s Form S-4 as filed on July 20, 2005 (File No. 333-126718).

(2)                                  Incorporated by reference to Registrant’s Form 8-K as filed on June 13, 2000 (File No. 000-28218).

(3)                                  Incorporated by reference to Appendix C of Registrant’s Definitive Proxy Statement on Schedule 14A as filed on April 29, 1998 (File No. 000-28218).

(4)                                  Incorporated by reference to Registrant’s Form 10-Q as filed on May 15, 2001 (File No. 000-28218).

(5)                                  Incorporated by reference to Registrant’s Form 8-A as filed on October 16, 1998 (File No. 000-28218).

(6)                                  Incorporated by reference to Registrant’s Form 8-A/A as filed on March 29, 2000 (File No. 000-28218).

(7)                                  Incorporated by reference to Registrant’s Form S-3 as filed on January 29, 2004 (File No. 333-112311).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	By:	/s/ GREGORY T. SCHIFFMAN
	Name:	Gregory T. Schiffman
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

August 9, 2005

AFFYMETRIX, INC.

EXHIBIT INDEX

JUNE 30, 2005

Exhibit Number	Description of Document
2.1(1)	Agreement and Plan of Merger dated as of May 31, 2005 among ParAllele BioScience, Inc., Affymetrix, Inc., Pinecone Acquisition, Inc. and Jonathan MacQuitty.
2.2(1)

Form of Voting and Lockup Agreement dated as of May 31, 2005 between Affymetrix and each of Abingworth Management, Ronald Davis, Bill Ericson, Malek Faham, Maneesh Jain, George Karlin-Neuman, Elizabeth Krodel, Jonathan MacQuitty, André Marion, MDV Partners, Nicholas Naclerio, Camille Samuels, Robert Smith, Aaron Solomon, Versant Ventures, Gregory Went and Thomas Willis.

3.1(2)	Restated Certification of Incorporation.
3.2(3)	Bylaws.
3.3(4)	Amendment No. 1 to the Bylaws dated as of April 25, 2001.
4.1(5)	Rights Agreement, dated October 15, 1998, between Affymetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent.
4.2(6)	Amendment No. 1 to Rights Agreement, dated as of February 7, 2000, between Affymetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent.
4.3(7)	Indenture, dated as of December 15, 2003, between Affymetrix, Inc. and The Bank of New York, as Trustee.
4.4(7)	Affymetrix, Inc. 0.75% Senior Convertible Notes due 2033 Registration Rights Agreement dated December 15, 2003.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(1)                                  Incorporated by reference to Registrant’s Form S-4 as filed on July 20, 2005 (File No. 333-126718).

(2)                                  Incorporated by reference to Registrant’s Form 8-K as filed on June 13, 2000 (File No. 000-28218).

(3)                                  Incorporated by reference to Appendix C of Registrant’s Definitive Proxy Statement on Schedule 14A as filed on April 29, 1998 (File No. 000-28218).

(4)                                  Incorporated by reference to Registrant’s Form 10-Q as filed on May 15, 2001 (File No. 000-28218).

(5)                                  Incorporated by reference to Registrant’s Form 8-A as filed on October 16, 1998 (File No. 000-28218).

(6)                                  Incorporated by reference to Registrant’s Form 8-A/A as filed on March 29, 2000 (File No. 000-28218).

(7)                                  Incorporated by reference to Registrant’s Form S-3 as filed on January 29, 2004 (File No. 333-112311).