Form 10-Q
period 2005-09-30
AFFYMETRIX INC
filed 2005-11-09
CIK 913077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

COMMON SHARES OUTSTANDING ON OCTOBER 31, 2005:66,368,946

AFFYMETRIX, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AFFYMETRIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	September 30, 2005	December 31, 2004
	(Unaudited)	(Note 1)
ASSETS:
Current assets:
Cash and cash equivalents	$51,701	$42,595
Available-for-sale securities	223,767	163,120
Accounts receivable, net	65,157	89,441
Accounts receivable from Perlegen Sciences	2,260	3,964
Inventories	34,640	17,997
Prepaid expenses and other current assets	17,979	5,833
Total current assets	395,504	322,950
Property and equipment, net	67,365	64,179
Acquired technology rights, net	59,168	64,334
Goodwill	18,601	18,601
Notes receivable from employees	1,964	1,900
Other assets	26,816	27,807
	$569,418	$499,771

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued liabilities	$55,481	$62,963
Deferred revenue — current portion	33,458	33,776
Total current liabilities	88,939	96,739
Deferred revenue — long-term portion	18,780	29,463
Other long-term liabilities	3,858	4,382
Convertible notes	120,000	120,000
Stockholders’ equity:
Common stock	640	616
Additional paid-in capital	462,593	407,258
Deferred stock compensation	(6,192)	(4,265)
Accumulated other comprehensive loss	(891)	(3,371)
Accumulated deficit	(118,309)	(151,051)
Total stockholders’ equity	337,841	249,187
	$569,418	$499,771

Note 1:

The condensed consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date included in the Company’s Form 10-K for the fiscal year ended December 31, 2004.

See accompanying notes.

AFFYMETRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue:
Product sales	$69,044	$62,318	$211,808	$185,073
Product related revenue	10,456	13,928	32,707	40,961
Total product and product related revenue	79,500	76,246	244,515	226,034
Royalties and other revenue	1,727	2,742	5,280	8,300
Revenue from Perlegen Sciences	2,220	879	6,318	3,920
Total revenue	83,447	79,867	256,113	238,254

Costs and expenses:
Cost of product sales	20,755	17,107	57,986	57,227
Cost of product related revenue	2,655	2,367	7,619	7,299
Cost of revenue from Perlegen Sciences	1,359	569	4,351	3,039
Research and development	19,835	17,791	57,724	52,892
Selling, general and administrative	30,362	26,989	92,499	85,212
Stock-based compensation (1)	141	267	257	915
Total costs and expenses	75,107	65,090	220,436	206,584
Income from operations	8,340	14,777	35,677	31,670
Interest income and other, net	2,294	1,638	3,961	1,773
Interest expense	(413)	(437)	(1,129)	(10,675)

Income before income taxes	10,221	15,978	38,509	22,768
Income tax provision	(1,508)	(601)	(5,767)	(2,215)
Net income	$8,713	$15,377	$32,742	$20,553

Basic net income per share	$0.14	$0.25	$0.52	$0.34

Diluted net income per share	$0.13	$0.24	$0.49	$0.33

Shares used in computing basic net income per share	63,786	60,617	63,112	60,300

Shares used in computing diluted net income per share	70,463	66,632	69,966	66,699

(1) Stock-based compensation related to the following:

Research and development	$7	$201	$10	$717
Selling, general and administrative	134	66	247	198
	$141	$267	$257	$915

See accompanying notes.

AFFYMETRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$32,742	$20,553
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,289	14,894
Redemption premium and related write-off of debt issuance costs	—	8,095
Amortization of intangible assets	5,666	4,153
Amortization of investment discounts, net	(1,256)	(1,285)
Stock-based compensation	257	915
Realized loss on sales of investments	114	800
Realized loss on equity method investment in Perlegen Sciences	2,000	—
Write down of other equity investments	123	2,283
Tax benefit from employee stock options	6,096	—
Amortization of debt offering costs	569	566
Accretion of interest on notes receivable	(78)	(26)
Loss on write-off of equipment	10	513
Changes in operating assets and liabilities:
Accounts receivable, net	25,988	5,520
Inventories	(16,643)	2,825
Prepaid expenses and other current assets	(6,379)	(5,746)
Accounts payable and accrued and other current liabilities	(5,394)	(17,144)
Deferred revenue	(11,001)	(8,369)
Other long-term liabilities	(524)	1,059
Net cash provided by operating activities	47,579	29,606

Cash flows from investing activities:
Capital expenditures	(18,492)	(15,426)
Purchases of available-for-sale securities	(220,645)	(158,147)
Proceeds from the sales or maturities of available-for-sale securities	160,799	186,264
Proceeds from the capital distribution of a non-marketable equity investment	411	—
Purchase of non-marketable equity investment in Perlegen Sciences	(2,000)	—
Purchase of non-marketable equity investment	(1,000)	(991)
Purchase of technology rights	(500)	(41,913)
Issuance of loan receivable	(4,500)	—
Net cash used in investing activities	(85,927)	(30,213)

Cash flows from financing activities:
Issuance of common stock	47,079	22,979
Redemption of convertible subordinated notes	—	(271,778)
Net cash provided by (used in) financing activities	47,079	(248,799)
Effect of exchange rate changes on cash and cash equivalents	375	(153)
Net increase (decrease) in cash and cash equivalents	9,106	(249,559)
Cash and cash equivalents at beginning of period	42,595	275,928
Cash and cash equivalents at end of period	$51,701	$26,369

See accompanying notes.

AFFYMETRIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

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

Stock-Based Compensation

At September 30, 2005, the Company has six stock-based employee and non-employee director compensation plans, which are more fully described in the Company’s 2004 Annual Report on Form 10-K. The Company has elected to continue to follow the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations for these plans.

In the second quarter of fiscal 2005, the Company granted restricted common stock awards, pursuant to the Company’s stock option plan, to certain employees.  Upon issuance of the restricted stock awards, unearned compensation equivalent to the market value on the date of grant of approximately $2.1 million was recorded as deferred compensation in stockholders’ equity and is being amortized to expense over the appropriate vesting periods of the awards.  The Company recognized approximately $0.1 million and $0.2 million of stock-based compensation expense during the three months and nine months ended September 30, 2005, respectively, related to these restricted stock awards.

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123, as amended by SFAS 148, to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income—as reported	$8,713	$15,377	$32,742	$20,553
Add: Stock-based employee compensation expense included in reported net income, net of tax	—	267	—	915
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	(4,691)	(3,808)	(12,321)	(12,279)
Pro forma net income	$4,022	$11,836	$20,421	$9,189

Net income per share:
Basic net income per share—as reported	$0.14	$0.25	$0.52	$0.34
Diluted net income per share—as reported	$0.13	$0.24	$0.49	$0.33
Basic net income per share—pro forma	$0.06	$0.20	$0.32	$0.15
Diluted net income per share—pro forma	$0.06	$0.19	$0.31	$0.15

Net Income Per Share

Basic net income per share is calculated using the weighted-average number of common shares outstanding during the period less the weighted-average shares subject to repurchase. Diluted net income per share gives effect to the dilutive common stock subject to repurchase, stock options and warrants (calculated based on the treasury stock method), and convertible debt (calculated using an as if-converted method).

The following table sets forth a reconciliation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Numerator:
Net income — basic	$8,713	$15,377	$32,742	$20,553
Add effect of dilutive securities:
Interest on convertible notes	415	415	1,244	1,240
Net income — diluted	$9,128	$15,792	$33,986	$21,793
Denominator:
Weighted-average shares outstanding	63,868	60,691	63,201	60,379
Less: weighted-average shares of common stock subject to repurchase	(82)	(74)	(89)	(79)
Shares used in computing basic net income per share	63,786	60,617	63,112	60,300
Add effect of dilutive securities:
Employee stock options	2,725	2,036	2,890	2,413
Common stock subject to repurchase	82	74	89	79
Warrants to purchase common stock	—	35	5	37
Convertible notes	3,870	3,870	3,870	3,870
Shares used in computing diluted net income per share	70,463	66,632	69,966	66,699
Basic net income per share	$0.14	$0.25	$0.52	$0.34
Diluted net income per share	$0.13	$0.24	$0.49	$0.33

In September 2004, the Emerging Issues Task Force reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share”, (“EITF 04-8”) which addresses when the dilutive effect of contingently convertible debt instruments should be included in diluted earnings per share. EITF 04-8 requires that contingently convertible debt instruments be included, if dilutive, in the computation of diluted earnings per share regardless of whether the market price trigger has been met. EITF 04-8 also requires that prior period diluted earnings per share amounts presented for comparative purposes be restated. EITF 04-8 is effective for reporting periods ending after December 15, 2004. The adoption of EITF 04-8 resulted in a decrease of $0.01 and no impact on the diluted earnings per share for the three months and nine months ended September 30, 2004, respectively.

For the three and nine months ended September 30, 2005 and September 30, 2004, diluted earnings per share include certain common share equivalents from outstanding stock options (using the treasury stock method), common stock subject to repurchase, outstanding warrants to purchase common stock and convertible notes (using the as-if-converted method).

The securities excluded from the computation of diluted net earnings per share, on an actual outstanding basis, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Employee stock options	507	2,708	1,647	2,401
Common stock subject to repurchase	—	9	—	9

Total	507	2,717	1,647	2,410

Recent Accounting Pronouncement

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows”. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.The Company expects to adopt Statement 123(R) effective January 1, 2006 under the modified-prospective method.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on the Company’s result of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and the assumptions used in valuing share-based awards. However, had the Company adopted Statement 123(R) in prior periods, the Company believes the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share above. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting standards. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

NOTE 2—PRODUCT SALES AND PRODUCT RELATED REVENUE

The components of product sales are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Probe arrays	$44,577	$37,535	$138,240	$110,881
Reagents	10,692	8,378	30,354	22,154
Instruments	13,775	16,405	43,214	52,038
Total product sales	$69,044	$62,318	$211,808	$185,073

The components of product related revenue are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Subscription fees	$3,066	$5,127	$9,536	$15,643
Service and other	3,789	4,205	12,218	11,639
License fees and milestone revenue	3,601	4,596	10,953	13,679
Total product related revenue	$10,456	$13,928	$32,707	$40,961

NOTE 3—INVENTORIES

Inventories consist of the following (in thousands):

	September 30, 2005	December 31, 2004
Raw materials	$11,554	$6,719
Work-in-process	9,674	4,181
Finished goods	13,412	7,097

Total	$34,640	$17,997

NOTE 4—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

	September 30, 2005	December 31, 2004
Accounts payable	$19,103	$14,000
Accrued compensation and related liabilities	17,726	27,416
Accrued taxes	5,801	10,158
Accrued legal	1,136	694
Accrued royalties	367	581
Accrued warranties	6,991	4,113
Other	4,357	6,001

Total	$55,481	$62,963

NOTE 5—COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$8,713	$15,377	$32,742	$20,553
Foreign currency translation adjustment	91	59	375	(153)
Unrealized gain (loss) on available-for-sale securities	(174)	(263)	17	(962)
Unrealized gain (loss) on hedging contracts	(348)	(82)	2,088	938
Comprehensive income	$8,282	$15,091	$35,222	$20,376

NOTE 6—ACQUIRED TECHNOLOGY RIGHTS

Acquired technology rights are comprised of licenses to technology covered by patents to third parties and are amortized over the expected useful life of the underlying patents, which range from one to fifteen years. Accumulated amortization of these rights amounted to $20.3 million and $14.6 million at September 30, 2005 and December 31, 2004, respectively.

The expected future annual amortization expense of the Company’s acquired technology rights and other intangible assets is as follows (in thousands):

For the Year Ending December 31,	Amortization Expense
2005, remainder thereof	$1,865
2006	7,459
2007	7,459
2008	7,447
2009	6,586
Thereafter	28,352
Total expected future annual amortization	$59,168

NOTE 7—RELATED PARTY TRANSACTIONS

Perlegen Sciences, Inc.

As of September 30, 2005, the Company, and certain of its affiliates, including the Company’s chief executive officer and members of the board of directors, held approximately 30% ownership interest in Perlegen Sciences, Inc. (“Perlegen”), a privately-held biotechnology company.  In addition, two members of Perlegen’s board of directors are also members of the Company’s board of directors.

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

The Company accounts for its ownership interest in Perlegen using the equity method as the Company and its affiliates do not control the strategic, operating, investing and financing activities of Perlegen. Further, the Company has no obligations to provide funding to Perlegen nor does it guarantee or otherwise have any obligations related to the liabilities or results of operations of Perlegen or its investors. Through January 2005, the Company’s investment in Perlegen had no cost basis; accordingly, the Company has not recorded its proportionate share of Perlegen’s operating losses in its financial statements since the completion of Perlegen’s initial financing.  In February 2005, the Company participated in Perlegen’s Series D preferred stock financing and recorded a $2.0 million investment related to this transaction, which was included in the Company’s balance sheet as a component of other assets. As of September 30, 2005 the Company had reduced its investment to zero through the recording of its proportionate share of Perlegen’s operating losses it incurred since February 2005, which is included as a component of interest and other income, net, in the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2005.

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

On June 28, 2005, the Company executed an agreement with a customer pursuant to which the Company agreed to provide genotypic data in the context of whole genome association studies.  The Company has subcontracted certain elements of this agreement to Perlegen which will use Affymetrix GeneChip® technology to provide the genotypic data.  The Company may incur up to $3.6 million in expenses related to subcontract services from Perlegen through the term of the agreement, which is expected to end in 2006.  As of September 30, 2005, no expenses have been incurred.

NOTE 8—COMMITMENTS AND CONTINGENCIES

Product Warranty Commitment

The Company provides for anticipated warranty costs at the time the associated revenue is recognized. Product warranty costs are estimated based upon the Company’s historical experience and the warranty period. The Company periodically reviews the adequacy of its warranty reserve, and adjusts, if necessary, the warranty percentage and accrual based on actual experience and estimated costs to be incurred.  In the third quarter of 2005, the Company adjusted its warranty reserve by approximately $2.0 million for anticipated costs associated with its decision to replace 500K Mapping Arrays purchased by certain of its early access customers.  Information regarding the changes in the Company’s product warranty liability for the three and nine months ended September 30, 2005, respectively, was as follows (in thousands):

Balance at December 31, 2004	$4,113
New warranties issued	658
Repairs and replacements	(537)
Adjustments	—
Balance at March 31, 2005	4,234
New warranties issued	733
Repairs and replacements	(700)
Adjustments	541
Balance at June 30, 2005	4,808
New warranties issued	1,072
Repairs and replacements	(915)
Adjustments	2,026
Balance at September 30, 2005	$6,991

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

NOTE 9—EQUITY

During the nine months ended September 30, 2005, the Company issued approximately 2.4 million shares of common stock in connection with exercises of employee stock options, warrants and restricted stock awards.

NOTE 10—INCOME TAXES

The tax provision principally consists of taxes currently payable on the taxable profits generated by the Company’s foreign operations, and federal and state taxes offset by the utilization of net operating losses.  The increase of 151% or $0.9 million in the third quarter and 160% or $3.6 million in the first nine months of 2005 as compared to the same periods in 2004, is primarily due to an increase in pretax income of approximately $15.7 million in the nine month period ended September 30, 2005 verses the nine month period ended September 30, 2004.  Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company’s historical operating performance and previously reported net losses, at September 30, 2005, the Company continues to maintain a full valuation allowance against its remaining net deferred tax assets as they are not yet considered realizable.

NOTE 11—ACQUISITION

On May 31, 2005, Affymetrix entered into a definitive agreement to acquire ParAllele BioScience, Inc. (“ParAllele”), a provider of comprehensive genetic discovery solutions to the life science research, pharmaceutical and diagnostic sectors.  ParAllele’s products and services utilize a unique approach that leverages novel biochemical processes rather than complex instrumentation to discover and analyze minute variations in the human genome.  The acquisition was approved by ParAllele stockholders on October 20, 2005 and was completed on October 21, 2005.  Affymetrix expects the acquisition to accelerate the development and commercialization of new products and create greater opportunities for market penetration and revenue generation as well as increase Affymetrix’ core assay development capabilities.

In connection with the completion of the acquisition, the stockholders of ParAllele will be receiving approximately $120.8 million in merger consideration in the form of approximately 2.29 million shares of Affymetrix common stock and $11.7 million in cash in exchange for all of their outstanding shares and the assumption of all of ParAllele’s stock options.

The preliminary estimated total purchase price of the ParAllele merger is as follows (in thousands):

Estimated fair value of Affymetrix common stock	$100,225
Estimated merger consideration paid in cash	11,723
Estimated fair value of stock options assumed and common stock subject to repurchase	10,370
Estimated direct transaction costs	3,140
Total estimated purchase price	$125,458

The estimated fair value of $100.2 million was derived using the average market price of Affymetrix’ common stock of $43.84, which was based on the closing price for a range of trading days (October 18, 2005 through October 24, 2005) around the measurement date.

Affymetrix intends to account for the merger under the purchase method of accounting in accordance with the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations.” Under this accounting method, the Company will record as its cost the assets of ParAllele less the liabilities assumed, with the excess of such cost over the estimated fair value of such net assets reflected as goodwill. Additionally, certain costs directly related to the merger will be reflected as additional purchase price in excess of net assets acquired. The Company’s statement of operations will include the operations of ParAllele beginning on October 21, 2005.

A preliminary valuation of the purchased assets was undertaken by a third party valuation specialist to assist Affymetrix in determining the estimated fair value of identifiable intangible assets, including acquired in-process research and development projects. The preliminary analysis resulted in $15.0 million of the purchase price being allocated to acquired in-process research and development which will be charged to expense in the fourth quarter of 2005.

On September 1, 2005, in connection with the transactions contemplated by the merger agreement, Affymetrix and ParAllele entered into a loan agreement under which Affymetrix agreed to extend a loan to ParAllele for the ongoing operation of its business. Pursuant to terms of the loan agreement, on September 1, 2005, ParAllele borrowed the full $4.5 million permitted under the loan agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2005 and for the three and nine month periods ended September 30, 2005 and 2004 should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2004.

All statements in this quarterly report that are not historical are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act as amended, including statements regarding our “expectations,” “beliefs,” “hopes,” “intentions,” “strategies,” or the like. Such statements are based on our current expectations and are subject to risks and uncertainties that could cause actual results to differ materially for us from those projected, including, but not limited to: risks of our ability to achieve and sustain higher levels of revenue, higher gross margins, reduced operating expenses, market acceptance and personnel retention; risks related to our ability to achieve hoped-for manufacturing yields for certain array products, including the ability to identify and resolve manufacturing problems; global economic conditions; the fluctuations in overall capital spending in the academic and biotechnology sectors; changes in government funding policies; unpredictable fluctuations in quarterly revenues; uncertainties related to cost and pricing of our products; dependence on collaborative partners; uncertainties relating to sole source suppliers; uncertainties relating to FDA, and other regulatory approvals; risks relating to intellectual property of others; and the uncertainties of patent protection and litigation.

We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

Acquisition

On May 31, 2005, Affymetrix entered into a definitive agreement to acquire ParAllele BioScience, Inc. (“ParAllele”), a provider of comprehensive genetic discovery solutions to the life science research, pharmaceutical and diagnostic sectors.  ParAllele’s products and services utilize a unique approach that leverages novel biochemical processes rather than complex instrumentation to discover and analyze minute variations in the human genome.  The acquisition was approved by ParAllele stockholders on October 20, 2005 and was completed on October 21, 2005.  Affymetrix expects the acquisition to accelerate the development and commercialization of new products and create greater opportunities for market penetration and revenue generation as well as increase Affymetrix’ core assay development capabilities.

In connection with the completion of the acquisition, the stockholders of ParAllele will be receiving approximately $120.8 million in merger consideration in the form of approximately 2.29 million shares of Affymetrix common stock and $11.7 million in cash in exchange for all of their outstanding shares and the assumption of all of ParAllele’s stock options.

The preliminary estimated total purchase price of the ParAllele merger is as follows (in thousands):

Estimated fair value of Affymetrix common stock	$100,225
Estimated merger consideration paid in cash	11,723
Estimated fair value of stock options assumed and common stock subject to repurchase	10,370
Estimated direct transaction costs	3,140
Total estimated purchase price	$125,458

The estimated fair value of $100.2 million was derived using the average market price of Affymetrix’ common stock of $43.84, which was based on the closing price for a range of trading days (October 18, 2005 through October 24, 2005) around the measurement date.

We intend to account for the merger under the purchase method of accounting in accordance with the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations.” Under this accounting method, we will record as its cost the assets of ParAllele less the liabilities assumed, with the excess of such cost over the estimated fair value of such net assets reflected as goodwill. Additionally, certain costs directly related to the merger will be reflected as additional purchase price in excess of net assets acquired. Our statement of operations will include the operations of ParAllele beginning on October 21, 2005.

A preliminary valuation of the purchased assets was undertaken by a third party valuation specialist to assist us in determining the estimated fair value of identifiable intangible assets, including acquired in-process research and development projects. The preliminary analysis resulted in $15.0 million of the purchase price being allocated to acquired in-process research and development which will be charged to expense in the fourth quarter of 2005.

On September 1, 2005, in connection with the transactions contemplated by the merger agreement, Affymetrix and ParAllele entered into a loan agreement under which we agreed to extend a loan to ParAllele for the ongoing operation of its business. Pursuant to terms of the loan agreement, on September 1, 2005, ParAllele borrowed the full $4.5 million permitted under the loan agreement.

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

Our goal in 2005 is to achieve solid growth in probe arrays and reagent sales by expanding our product lines and adding new customers. While we now anticipate instrument revenue to be down from 2004 due to the completion of our GeneArray® Scanner 2500 instrument upgrade cycle we expect continued revenue growth related to sales of new instruments and automation equipment, and continue to believe our largest opportunity for growth will likely be through sales of our consumable GeneChip® products in 2005.

Leverage our technologies into new markets. A key driver will be increasing the breadth of scientific and diagnostic applications of our technology, while also industrializing, automating and standardizing our technology to open new markets which will assist us in driving revenue growth. The aim of our automation efforts is to reduce the cost per experiment, minimize operator variability and improve experimental throughput. We believe that our automation solutions will enjoy commercial success in industrial applications and high-volume markets just as our bench-top systems have in the research markets. We have several active collaborations aimed at extending our existing technologies and products into diagnostic applications and we continue to look for new applications for our technology, new collaborative opportunities and new markets.

Maintain our operating margins.  Management is focused on growing the business and increasing its operating profitability at the same time. In addition to the revenue growth opportunities described above, we will continue to closely manage our manufacturing costs and operating expenses.

Critical Accounting Policies & Estimates

General

The following section of Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Certain accounting policies are particularly important to the reporting of our financial position and results of operations and require the application of significant judgment by our management. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. There have been no significant changes to our critical accounting policies from those included in our Form 10-K for the year ended December 31, 2004.

Results of Operations

The following discussion compares the historical results of operations for the three and nine months ended September 30, 2005 and 2004, respectively.

Product Sales

The components of product sales are as follows (in thousands):

	Three Months Ended September 30,		Three Months Dollar Change	Nine Months Ended September 30,		Nine Months Dollar Change
	2005	2004	From 2004	2005	2004	From 2004
Probe arrays	$44,577	$37,535	$7,042	$138,240	$110,881	$27,359
Reagents	10,692	8,378	2,314	30,354	22,154	8,200
Instruments	13,775	16,405	(2,630)	43,214	52,038	(8,824)
Total product sales	$69,044	$62,318	$6,726	$211,808	$185,073	$26,735

Total product sales increased 11% or $6.7 million for the third quarter of 2005 as compared to the same period in 2004.  Probe array sales increased 19% primarily due to an increase of $12.8 million in revenue related to growth in unit sales of our GeneChip® probe arrays.  This increase was partially offset by a decrease of $6.2 million in revenue related to a decline in the average selling price of our arrays due to a change in product mix. Reagent sales increased 28% primarily due to an increase in the average selling price of our reagents related to a change in product mix and growth in reagent unit sales associated with increased probe array unit sales.  Instrument sales decreased 16% from the same period in 2004.  The decline was primarily due to a decrease of $4.0 million in revenue related to a decline in unit sales of our GeneChip® Scanner 3000 upgrades as we end our GeneArray® Scanner 2500 upgrade cycle.  These decreases were partially offset by growth of $1.1 million in revenue related to increased unit sales of our new automation equipment and growth of $1.2 million in revenue related to increased unit sales of our GeneChip® Scanner 3000 high-resolution upgrades.

Total product sales increased 14% or $26.7 million in the first nine months of 2005 as compared to the same period in 2004.  Probe array sales increased 25% primarily due to an increase of $57.3 million in revenue related to growth in unit sales of our GeneChip® probe arrays.  This increase was partially offset by a decrease of $30.4 million in revenue related to a decline in the average selling price of our arrays due to a change in product mix. Reagent sales increased 37% primarily due to an increase in the average selling price of our reagents related to a change in product mix and growth in reagent unit sales associated with increased probe array unit sales.  Instrument sales decreased 17% from the same period in 2004.  The decline was primarily due to a decrease of $14.8 million in revenue related to a decline in unit sales of our GeneChip® Scanner 3000 upgrades as we end our GeneArray® Scanner 2500 upgrade cycle as well as a decrease of $2.5 million in revenue related to a decline in unit sales and in the average selling price of our Fluidics Station 450.  These decreases were partially offset by growth of $3.6 million in revenue related to increased unit sales of our new automation equipment, growth of $3.6 million in revenue related to increased unit sales of our complete GeneChip® instrumentation systems and growth of $2.6 million in revenue related to increased unit sales of our GeneChip® Scanner 3000 high-resolution upgrades.

In the third quarter of 2005, probe array shipments were constrained due to low initial production yields on our 500K Mapping Array which led to capacity constraints.  These capacity constraints may continue in the fourth quarter of 2005.

Product Related Revenue

The components of product related revenue are as follows (in thousands):

	Three Months Ended September 30,		Three Months Dollar Change	Nine Months Ended September 30,		Nine Months Dollar Change
	2005	2004	From 2004	2005	2004	From 2004
Subscription fees	$3,066	$5,127	$(2,061)	$9,536	$15,643	$(6,107)
Service and other	3,789	4,205	(416)	12,218	11,639	579
License fees and milestone revenue	3,601	4,596	(995)	10,953	13,679	(2,726)
Total product related revenue	$10,456	$13,928	$(3,472)	$32,707	$40,961	$(8,254)

Total product related revenue decreased 25% or $3.5 million for the third quarter of 2005 and decreased 20% or $8.3 million in the first nine months of 2005 as compared to the same periods in 2004.  The decreases were primarily due to the decline in subscription fees earned under our GeneChip® array access programs as we continue to transition customers to volume-based pricing on array sales.  Additionally, the recognition of $0.8 million and $2.2 million in milestone revenue due to the achievement of substantive goals as defined by our collaborative agreements in the third quarter of 2004 and the first nine months of 2004, respectively, contributed to the decrease.  Service and other revenue decreased $0.4 million for the third quarter of 2005 primarily due to a decrease in other revenue related to DNA analysis and other product related scientific services and increased in the first nine months of 2005 primarily due to increased sales of service contracts for our GeneChip® Scanner 3000.

Royalties and Other Revenue (in thousands)

	Three Months Ended September 30,		Three Months Dollar Change	Nine Months Ended September 30,		Nine Months Dollar Change
	2005	2004	From 2004	2005	2004	From 2004
Royalties and other revenue	$1,727	$2,742	$(1,015)	$5,280	$8,300	$(3,020)

Royalties and other revenue decreased 37% or $1.0 million for the third quarter of 2005 and decreased 36% or $3.0 million in the first nine months of 2005 as compared to the same periods in 2004.  These decreases were primarily due to a decline in the number of our non-core license agreements and the recognition of $0.9 million in non-monetary revenue resulting from the receipt of preferred stock in a non-public company in exchange for a license agreement with no continuing performance obligations in the third quarter of 2004 and the recognition of one monetary and one non-monetary license agreement with no continuing performance obligations in the first nine months of 2004.

Revenue from Perlegen Sciences (in thousands)

	Three Months Ended September 30,		Three Months Dollar Change	Nine Months Ended September 30,		Nine Months Dollar Change
	2005	2004	From 2004	2005	2004	From 2004
Revenue from Perlegen Sciences	$2,220	$879	$1,341	$6,318	$3,920	$2,398

Revenue from Perlegen Sciences, a related party, increased 153% or $1.3 million for the third quarter of 2005 and increased 61% or $2.4 million in the first nine months of 2005 as compared to the same periods in 2004. These increases were primarily due to increased demand by Perlegen for our probe arrays and whole wafers, which we sell at our fully burdened cost of manufacturing to Perlegen for use in their research and development activities, and an increase in royalty revenues as Perlegen increases the use of our wafers and probe arrays to support their growing commercial business.  Probe arrays and whole wafers used by Perlegen in their revenue generating activities are generally royalty bearing to us. We rely on sales reports from Perlegen in order to recognize our royalty revenue.

Product and Product Related Gross Margins (in thousands, except percentage and point amounts)

	Three Months Ended September 30,		Dollar / Point Change From	Nine Months Ended September 30,		Dollar / Point Change From
	2005	2004	2004	2005	2004	2004
Total gross margin on product sales	$48,289	$45,211	$3,078	$153,822	$127,846	$25,976
Total gross margin on product related revenue	7,801	11,561	(3,760)	25,088	33,662	(8,574)

Total gross margin on product and product related revenue	$56,090	$56,772	$(682)	$178,910	$161,508	$17,402

Product gross margin as a percentage of product sales	70.0%	72.5%	(2.5)	72.6%	69.1%	3.5

Product related gross margin as a percentage of product related revenue	74.6%	83.0%	(8.4)	76.7%	82.2%	(5.5)

The gross margin percentage on product sales decreased from 72.5% to 70.0% for the third quarter of 2005 as compared to the same period in 2004. Of the 2.5 point decrease in product gross margin approximately 3.2 points of the decrease can be attributed to a $2.0 million warranty adjustment and yield issues associated with the release of our 500K Mapping Array product in the third quarter of 2005. This decrease was partially offset by an increase in gross margin attributed to decreased unit costs of our other probe arrays associated with the increased utilization of our probe array manufacturing facility due to increased sales volume and a shift in our overall product mix towards our higher margin products such as probe arrays and reagents.

The gross margin percentage on product sales increased from 69.1% to 72.6% in the first nine months of 2005 as compared to the same period in 2004. Of the 3.5 point increase in product gross margins, approximately 2.0 points of the increase can be attributed to an increase in probe array gross margins due to the conversion of a royalty bearing technology license from Oxford Gene Technology to a fully paid-up non-royalty bearing license in the second half of 2004. The remainder of the gross margin increase can be attributed to decreased unit costs associated with the increased utilization of our probe array manufacturing facility due to increased sales volume, increased manufacturing efficiencies and a change in our overall product mix towards our higher margin products such as probe arrays and reagents.  The increase was partially offset by a decrease in gross margin of approximately 1 point which can be attributed to a $2.0 million warranty adjustment and yield issues associated with the release of our 500K Mapping Array product in the third quarter of 2005.

The gross margin percentage on product related revenue decreased from 83.0% to 74.6% for the third quarter of 2005 and decreased from 82.2% to 76.7% in the first nine months of 2005 as compared to the same periods in 2004.  The margin decreases were primarily due to a decline in sales of our access agreements as we continue to transition customers to volume-based pricing on array sales and the recognition of $0.8 million and $2.2 million in milestone revenue due to the achievement of substantive goals as defined by our collaborative agreements in the third quarter of 2004 and the first nine months of 2004, respectively.

Cost of Perlegen Revenues (in thousands)

	Three Months Ended September 30,		Three Months Dollar Change	Nine Months Ended September 30,		Nine Months Dollar Change
	2005	2004	From 2004	2005	2004	From 2004
Cost of revenue from Perlegen Sciences	$1,359	$569	$790	$4,351	$3,039	$1,312

Cost of Perlegen revenue increased 139% or $0.8 million for the third quarter of 2005 and increased 43% or $1.3 million in the first nine months of 2005 as compared to the same periods in 2004 primarily due to increased demand by Perlegen for our probe arrays and whole wafers.

Research and Development Expenses (in thousands)

	Three Months Ended September 30,		Three Months Dollar Change	Nine Months Ended September 30,		Nine Months Dollar Change
	2005	2004	From 2004	2005	2004	From 2004
Research and development	$19,835	$17,791	$2,044	$57,724	$52,892	$4,832

Research and development expenses increased 11% or $2.0 million for the third quarter of 2005 and increased 9% or $4.8 million in the first nine months of 2005 as compared to the same periods in 2004.  These increases were primarily due to an increase in the consumption of development supply materials of $1.9 million for the third quarter of 2005 and an increase of $3.5 million in the first nine months of 2005 as compared to the same periods in 2004.  Development supply purchases increased as a result of our preparation for new product introductions and applications expected to be introduced in the next eighteen months.  We believe a substantial investment in research and development is essential to a long-term sustainable competitive advantage and critical to expansion into additional markets.

Selling, General and Administrative Expenses (in thousands)

	Three Months Ended September 30,		Three Months Dollar Change	Nine Months Ended September 30,		Nine Months Dollar Change
	2005	2004	From 2004	2005	2004	From 2004

Selling, general and administrative	$30,362	$26,989	$3,373	$92,499	$85,212	$7,287

Selling, general and administrative expenses increased 12% or $3.4 million for the third quarter of 2005 and increased 9% or $7.3 million in the first nine months of 2005 as compared to the same periods in 2004.  These increases were primarily due to higher headcount-related costs from hiring new employees and normal salary increases for existing employees of $1.9 million for the third quarter of 2005 and $4.5 million in the first nine months of 2005.  Our headcount increases were primarily due to our continued international expansion and in anticipation of our new product introductions.  Selling, general and administrative expenses are expected to continue to increase as we expand sales, marketing, and technical support functions, management and administrative functions, prosecute and defend our intellectual property position and defend against claims made by third parties in ongoing litigation. We expect legal costs to vary substantially as the level of legal activity changes. There can be no assurance that we have adequately estimated our exposure for potential damages associated with pending or future litigation.

Stock-Based Compensation (in thousands)

	Three Months Ended September 30,		Three Months Dollar Change	Nine Months Ended September 30,		Nine Months Dollar Change
	2005	2004	From 2004	2005	2004	From 2004

Amortization of deferred stock compensation	$141	$267	$(126)	$257	$915	$(658)

Stock-based compensation decreased 47% or $0.1 million for the third quarter of 2005 and decreased 72% or $0.7 million in the first nine months of 2005 as compared to the same periods in 2004.  For the third quarter of 2005, we recorded stock-based compensation related to restricted stock awards granted to certain employees.  For the first nine months of 2005, we recorded stock-based compensation expense related to restricted stock awards granted to certain employees and one fully vested restricted stock award granted to a non-employee.  For the third quarter of 2004 and for the first nine months of 2004, stock-based compensation related to the amortization of deferred stock compensation generated upon the acquisition of Neomorphic in October 2000, which has been amortized to stock-based compensation over the remaining vesting terms of the individual equity awards, generally two to four years.

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

Interest Income and Other, Net (in thousands)

Interest income and other, net, increased 40% or $0.7 million for the third quarter of 2005 and increased 123% or $2.2 million in the first nine months of 2005 as compared to the same periods in 2004. The components of interest income and other, net, are as follows:

	Three Months Ended September 30,		Three Months Dollar Change	Nine Months Ended September 30,		Nine Months Dollar Change
	2005	2004	From 2004	2005	2004	From 2004
Interest income	$2,315	$950	$1,365	$5,546	$3,157	$2,389
Realized loss in Perlegen	—	—	—	(2,000)	—	(2,000)
Write up (down) of equity investment	117	(676)	793	55	(2,283)	2,338
Currency gains (losses), net	(107)	224	(331)	189	2	187
Other	(31)	1,140	(1,171)	171	897	(726)
Interest income and other, net	$2,294	$1,638	$656	$3,961	$1,773	$2,188

Interest income increased for the third quarter of 2005 and in the first nine months of 2005 as compared to the same periods in 2004 due to an increase in our cash and marketable securities balances as we continue to generate positive cashflows from operations and financing.  For the first nine months of 2005, these increases were partially offset by a realized loss related to the recognition of our proportionate share of Perlegen’s net loss.  The carrying value of our investment in Perlegen has now been written down to zero at June 30, 2005; therefore, to the extent we do not make any additional future investments in Perlegen, we do not expect further charges related to this investment.

Interest Expense (in thousands)

	Three Months Ended September 30,		Three Months Dollar Change	Nine Months Ended September 30,		Nine Months Dollar Change
	2005	2004	From 2004	2005	2004	From 2004
Interest expense	$413	$437	$(24)	$1,129	$10,675	$(9,546)

Interest expense was relatively flat for the third quarter of 2005 and decreased 89% or $9.5 million in the first nine months of 2005 as compared to the same periods in 2004.  Interest expense in the first nine months of 2005 primarily consists of interest and amortization associated with our 0.75% senior convertible notes. Interest expense was higher in the first nine months of 2004 primarily due to the write off of approximately $3.8 million in issuance costs plus $4.3 million in redemption premiums incurred by us in connection with the redemption of our 5% and 4.75% convertible subordinated notes.

Income Tax Provision (in thousands)

	Three Months Ended September 30,		Three Months Dollar Change	Nine Months Ended June 30,		Nine Months Dollar Change
	2005	2004	From 2004	2005	2004	From 2004
Income Tax Provision	$1,508	$601	$907	$5,767	$2,215	$3,552

The provision for income taxes increased approximately 151% or $0.9 million in the third quarter and 160% or $3.6 million in the first nine months of 2005 as compared to the same periods in 2004. In both periods, the provision principally consists of taxes currently payable on the taxable profits generated by our foreign operations, and federal and state taxes largely offset by the utilization of net operating losses.  The increase is primarily due to an increase in pretax income of approximately $15.7 million in the nine month period ended September 30, 2005 verses the nine month period ended September 30, 2004.  Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and previously reported net losses, at September 30, 2005, we continue to maintain a full valuation allowance against our net deferred tax assets as they are not yet considered realizable.  As a result of completing the ParAllele acquisition on October 21, 2005 and including its results of operations in our consolidated statement of income, we now expect our effective tax rate to be approximately 17% for the full year ending December 31, 2005. In estimating our effective tax rate, we anticipate that we will utilize all net operating losses and other deferred tax assets that are unrelated to the exercise of stock options during fiscal 2005.

Liquidity and Capital Resources

Cashflow (in thousands)

	Nine Months Ended September 30,
	2005	2004
Net cash provided by operating activities	$47,579	$29,606
Net cash used in investing activities	(85,927)	(30,213)
Net cash provided by (used in) financing activities	47,079	(248,799)
Effect of foreign currency translation on cash and cash equivalents	375	(153)

Net increase (decrease) in cash and cash equivalents	$9,106	$(249,559)

The increase in our net cash flow from operating activities of $18.0 million for the nine months ended September 30, 2005 was primarily due to an increase of $12.2 million in net income, higher cash collections of $20.5 million on our trade receivables as we continue to increase our sales, and a decrease of $11.8 million in accounts payable and accrued and other current liabilities as a result of the elimination of our royalty obligations to Oxford Gene Technology, Ltd. (“OGT”) in 2004.  These increases in cash flow from operations were partially offset by an increase in our inventory balance of $19.5 million as we prepare for our year end sales ramp and new product introductions.

Our investing activities, other than purchases, sales and maturities of available-for-sale securities, primarily consisted of capital expenditures of $18.5 million and $3.0 million in purchases of non-marketable equity securities, and the issuance of a loan receivable of $4.5 million to ParAllele BioScience, Inc. for the nine months ended September 30, 2005, as compared to capital expenditures of $15.4 million and $1.0 million related to the purchase of a non-marketable equity security for the nine months ended September 30, 2004. Capital expenditures during the nine months ended September 30, 2005 related primarily to purchases of manufacturing equipment as well as furniture and computer equipment necessary to supplement our expanding infrastructure.  The purchase of technology rights of $41.9 million for the nine months ended September 30, 2004, consisted of the conversion of our non-exclusive royalty bearing license to certain of OGT’s patents to a fully paid-up license.

Net cash provided by financing activities for the nine months ended September 30, 2005 was primarily attributable to cash receipts of $47.1 million from the issuance of common stock for stock option exercises pursuant to our equity incentive plans.  Net cash used in financing activities for the nine months ended September 30, 2004 was primarily attributable to the $271.8 million cash outflow for the redemption of our 5% and 4.75% convertible subordinated notes.

Acquisition

On May 31, 2005, Affymetrix entered into a definitive agreement to acquire ParAllele BioScience, Inc. (“ParAllele”).  The acquisition was approved by ParAllele stockholders on October 20, 2005 and was completed on October 21, 2005. In connection with the completion of the acquisition, the stockholders of ParAllele will be receiving approximately $120.8 million in merger consideration in the form of approximately 2.29 million shares of Affymetrix common stock and $11.7 million in cash in exchange for all of their outstanding shares and the assumption of all of ParAllele’s stock options.  We expect to incur significant incremental operating costs related to this acquisition. We believe that our existing cash and cash equivalents, short-term investments and cash generated from operations will be sufficient to meet these cash outlays.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

There have been no other significant changes in our off-balance sheet arrangements and aggregate contractual obligations as compared to the disclosures in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2004 other than the acquisition of ParAllele discussed in the preceding paragraph.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

General

We have been in the past and continue to be a party to litigation which has consumed and may in the future continue to consume substantial financial and managerial resources which could adversely affect our business, financial condition and results of operations. If in any pending or future intellectual property litigation involving us or our collaborative partners, we are found to have infringed the valid intellectual property rights of third parties, we, or our collaborative partners, could be subject to significant liability for damages, could be required to obtain a license from a third party, which may not be available on reasonable terms or at all, or could be prevented from manufacturing and selling our products. In addition, if we are unable to enforce our patents and other intellectual property rights against others, or if our patents are found to be invalid or unenforceable, third parties may more easily be able to introduce and sell DNA array technologies that compete with our GeneChip® brand technology, and our competitive position could suffer. We expect to devote substantial financial and managerial resources to protect our intellectual property rights and to defend against the claims described below as well as any future claims asserted against us. Further, because of the substantial amount of discovery required in connection with any litigation, there is a risk that confidential information could be compromised by disclosure.

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

United States

In the U.S. action, on August 13, 2003, we commenced proceedings in the United States District Court for the Northern District of California seeking a declaratory judgment that eight Multilyte patents are not infringed and are invalid. Multilyte has agreed that we do not infringe five of the eight named patents. On October 24, 2003, we filed an amended complaint seeking a declaratory judgment as to three of the original eight named patents—U.S. Patents 5,432,099, 5,599,720 and 5,807,755. Multilyte answered our complaint for declaratory judgment and asserted counterclaims against us alleging infringement of the three patents named by us in our complaint. Multilyte has submitted the three patents-in-suit to the United States Patent and Trademark Office for voluntary re-examination. These patents remain in re-examination in the USPTO. On April 28, 2005, the Court granted our motions for summary judgment of non-infringement and entered a final judgment in the action in favor of us against Multilyte. On May 5, 2005, Multilyte filed a notice of motion to amend the judgment asserting that the Court’s entry of final judgment was premature because it did not give Multilyte the opportunity to present evidence showing infringement under the Court’s most recent claim construction. On June 23, the Court again granted summary judgment of non-infringement in favor of us. Multilyte has appealed the Court’s decision to the United States Court of Appeals for the Federal Circuit.

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

Prior to the year ended December 31, 2003, we incurred losses each year since our inception, and as a result have an accumulated deficit of approximately $118.3 million at September 30, 2005. We expect to continue experiencing fluctuations in our operating results and cannot assure sustained profitability. Our losses have resulted principally from costs incurred in research and development, manufacturing and from selling, general and administrative costs associated with our operations, including the costs of patent related litigation.

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

We expect that our revenues in the foreseeable future will be derived primarily from products and services provided to a relatively small number of pharmaceutical and biotechnology companies and academic, governmental and other research institutions. Our success will depend upon their demand for and use of our products and services. Our operating results may fluctuate substantially due to reductions and delays in research and development expenditures by these customers. For example, reductions in capital expenditures by these customers may result in lower than expected instrumentation sales and similarly, reductions in operating expenditures by these customers could result in lower than expected GeneChip® array and reagent sales. These reductions and delays may result from factors that are not within our control, such as:

•      changes in economic conditions;

•      changes in government programs that provide funding to companies and research institutions;

•      changes in the regulatory environment affecting life sciences companies and life sciences research;

•      market-driven pressures on companies to consolidate and reduce costs; and

•      other factors affecting research and development spending.

We may lose customers or experience lost sales if we are unable to manufacture our products and ensure their proper performance and quality.

We produce our GeneChip® products in an innovative and complicated manufacturing process which has the potential for significant variability in manufacturing yields. We have encountered and may in the future encounter difficulties in manufacturing our products and, due to the complexity of our products and our manufacturing process, we cannot be sure we fully understand all of the factors that affect our manufacturing processes or product performance. For example, in the third quarter of 2005, we announced that due to low initial-production yields of our commercial 500K Mapping Array Set, shipment volumes had been constrained and, as a result, we were unable to manufacture enough product to meet our revenue targets for the third and fourth quarter of 2005. Although we have taken steps to increase our manufacturing capacity, there are uncertainties inherent in expansion of our manufacturing capabilities and there are no assurances as to the timing of our ability to increase capacity. For example, manufacturing and product quality issues may arise as we increase production rates at our manufacturing facility and launch new products. As a result, we may experience difficulties in meeting customer, collaborator and internal demand, in which case we could lose customers or be required to delay new product introductions, and demand for our products could decline. Although we rely on internal quality control procedures to verify our manufacturing process, due to the complexity of our products and manufacturing process, it is possible that probe arrays that do not meet all of our performance specifications may not be identified before they are shipped. If our products do not consistently meet our customers’ performance expectations, demand for our products will decline. In addition, we do not maintain any backup manufacturing capabilities for the production of our GeneChip® instruments. Any interruption in our ability to continue operations at our existing manufacturing facilities could delay our ability to develop or sell our products, which could result in lost revenue and seriously harm our business, financial condition and results of operations.

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

We may not successfully obtain regulatory approval of any diagnostic or other product that we or our collaborative partners develop.

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

We depend on our vendors to provide components of our products in required volumes, at appropriate quality and reliability levels, and in compliance with regulatory requirements. Key parts of the GeneChip® product line are currently available only from a single source or limited sources. In addition, components of our manufacturing equipment and certain raw materials used in the synthesis of probe arrays are available from one of only a few suppliers. If supplies from these vendors were delayed or interrupted for any reason, we would not be able to get manufacturing equipment, produce probe arrays, or sell scanners or other components for our GeneChip® products in a timely fashion or in sufficient quantities or under acceptable terms.

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

We compete in markets that are new, intensely competitive, highly fragmented and rapidly changing, and many of our current and potential competitors have significantly greater financial, technical, marketing and other resources. In addition, many current and potential competitors have greater name recognition, more extensive customer bases and access to proprietary genetic content. The continued success of our GeneChip® products will depend on our ability to produce products with smaller feature sizes, our ability to dice the wafer, and create greater information capacity at our current or lower costs.  The successful development, manufacture and introduction of our new products is a complicated process and depends on our ability to manufacture enough products in sufficient quantity and at acceptable cost in order to meet customer demand.  If we fail to keep pace with emerging technologies or are unable to develop, manufacture and introduce new products, we will become uncompetitive, our pricing and margins will decline and our business will suffer.

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

We have previously engaged in acquisitions and may do so in the future in order to exploit technology or market opportunities.  If we acquire another company, we may not be able to successfully integrate the acquired business into our existing business in a timely and non-disruptive manner, or at all. Furthermore, an acquisition may not produce the revenues, earnings or business synergies that we anticipate. If we fail to integrate the acquired business effectively or if key employees of that business leave, the anticipated benefits of the acquisition would be jeopardized. The time, capital management and other resources spent on an acquisition that fails to meet our expectations could cause our business and financial condition to be materially and adversely affected.  For example, on October 21, 2005, Affymetrix completed its acquisition of ParAllele BioScience, Inc. Although Affymetrix and ParAllele expect that the merger will result in benefits to the combined company, the combined company may not realize those benefits because of integration and other challenges which include, among others, unanticipated incompatibility of corporate and administrative infrastructures, the ability to retain key employees, including key scientists, the diversion of management’s attention from ongoing business concerns, and the potential adverse reaction of Affymetrix’ and/or ParAllele’s customers to the merger or resulting changes to the combined company’s product and services offerings.  In addition, acquisitions can involve substantial charges and amortization of significant amounts of deferred stock compensation that could adversely affect our results of operations.

The market price of our common stock has been volatile.

The market price of our common stock is volatile. To demonstrate this volatility, during the twelve-month period ending on September 30, 2005, the volume of our common stock traded on any given day ranged from 279,000 to 11,118,700 shares. Moreover, during that period, our common stock traded as low as $28.89 per share and as high as $59.73 per share.

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

2.3(2)

Amendment No. 1, dated as of September 1, 2005, to Agreement and Plan of Merger dated as of May 31, 2005 among ParAllele BioScience, Inc., Affymetrix, Inc., Pinecone Acquisition, Inc. and Jonathan MacQuitty.

2.4(3)

Amendment No. 2, dated as of October 5, 2005, to Agreement and Plan of Merger dated as of May 31, 2005 among ParAllele BioScience, Inc., Affymetrix, Inc., Pinecone Acquisition, Inc. and Jonathan MacQuitty.

3.1(4)	Restated Certification of Incorporation.
3.2(5)	Bylaws.
3.3(6)	Amendment No. 1 to the Bylaws dated as of April 25, 2001.
4.1(7)	Rights Agreement, dated October 15, 1998, between Affymetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent.
4.2(8)	Amendment No. 1 to Rights Agreement, dated as of February 7, 2000, between Affymetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent.
4.3(9)	Indenture, dated as of December 15, 2003, between Affymetrix, Inc. and The Bank of New York, as Trustee.
4.4(9)	Affymetrix, Inc. 0.75% Senior Convertible Notes due 2033 Registration Rights Agreement dated December 15, 2003.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Registrant’s Form S-4 as filed on July 20, 2005 (File No. 333-126718).

(2)	Incorporated by reference to Registrant’s Form S-4/A as filed on September 1, 2005 (File No. 333-126718).

(3)	Incorporated by reference to Registrant’s Form S-4/A as filed on October 5, 2005 (File No. 333-126718).

(4)	Incorporated by reference to Registrant’s Form 8-K as filed on June 13, 2000 (File No. 000-28218).

(5)	Incorporated by reference to Appendix C of Registrant’s Definitive Proxy Statement on Schedule 14A as filed on April 29, 1998 (File No. 000-28218).

(6)	Incorporated by reference to Registrant’s Form 10-Q as filed on May 15, 2001 (File No. 000-28218).

(7)	Incorporated by reference to Registrant’s Form 8-A as filed on October 16, 1998 (File No. 000-28218).

(8)	Incorporated by reference to Registrant’s Form 8-A/A as filed on March 29, 2000 (File No. 000-28218).

(9)	Incorporated by reference to Registrant’s Form S-3 as filed on January 29, 2004 (File No. 333-112311).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	By:	/s/ GREGORY T. SCHIFFMAN
	Name:	Gregory T. Schiffman
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

November 9, 2005

AFFYMETRIX, INC.

EXHIBIT INDEX

SEPTEMBER 30, 2005

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

2.3(2)

Amendment No. 1, dated as of September 1, 2005, to Agreement and Plan of Merger dated as of May 31, 2005 among ParAllele BioScience, Inc., Affymetrix, Inc., Pinecone Acquisition, Inc. and Jonathan MacQuitty.

2.4(3)

Amendment No. 2, dated as of October 5, 2005, to Agreement and Plan of Merger dated as of May 31, 2005 among ParAllele BioScience, Inc., Affymetrix, Inc., Pinecone Acquisition, Inc. and Jonathan MacQuitty.

3.1(4)	Restated Certification of Incorporation.
3.2(5)	Bylaws.
3.3(6)	Amendment No. 1 to the Bylaws dated as of April 25, 2001.
4.1(7)	Rights Agreement, dated October 15, 1998, between Affymetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent.
4.2(8)	Amendment No. 1 to Rights Agreement, dated as of February 7, 2000, between Affymetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent.
4.3(9)	Indenture, dated as of December 15, 2003, between Affymetrix, Inc. and The Bank of New York, as Trustee.
4.4(9)	Affymetrix, Inc. 0.75% Senior Convertible Notes due 2033 Registration Rights Agreement dated December 15, 2003.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Registrant’s Form S-4 as filed on July 20, 2005 (File No. 333-126718).

(2)	Incorporated by reference to Registrant’s Form S-4/A as filed on September 1, 2005 (File No. 333-126718).

(3)	Incorporated by reference to Registrant’s Form S-4/A as filed on October 5, 2005 (File No. 333-126718).

(4)	Incorporated by reference to Registrant’s Form 8-K as filed on June 13, 2000 (File No. 000-28218).

(5)	Incorporated by reference to Appendix C of Registrant’s Definitive Proxy Statement on Schedule 14A as filed on April 29, 1998 (File No. 000-28218).

(6)	Incorporated by reference to Registrant’s Form 10-Q as filed on May 15, 2001 (File No. 000-28218).

(7)	Incorporated by reference to Registrant’s Form 8-A as filed on October 16, 1998 (File No. 000-28218).

(8)	Incorporated by reference to Registrant’s Form 8-A/A as filed on March 29, 2000 (File No. 000-28218).

(9)	Incorporated by reference to Registrant’s Form S-3 as filed on January 29, 2004 (File No. 333-112311).