Form 10-K
period 2005-12-31
AFFYMETRIX INC
filed 2006-03-09
CIK 913077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER 0-28218

AFFYMETRIX, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	77-0319159
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
3420 CENTRAL EXPRESSWAY SANTA CLARA, CALIFORNIA	95051
(Address of principal executive offices)	(Zip Code)

(408) 731-5000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01

Preferred Stock Purchase Rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b(2) of the Exchange Act. (Check one).

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant at June 30, 2005, based on the closing price of such stock on the Nasdaq National Market on such date, was approximately $1.44 billion. The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding on March 2, 2006, was 67,398,440.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Proxy Statement to be filed in connection with the 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated.

AFFYMETRIX, INC.

FORM 10-K
DECEMBER 31, 2005

PART I

ITEM 1.                BUSINESS

Forward-Looking Statements

All statements in this Annual Report on Form 10-K that are not historical are “forward-looking statements” within the meaning of the federal securities laws, including statements regarding our “expectations,” “beliefs,” “hopes,” “intentions,” “strategies” or the like. Such statements are based on our current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. We caution investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the risk factors discussed in “Risk Factors” contained in Item 1A of this report and elsewhere in this report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

Narrative Description of Business

Overview

We are engaged in the development, manufacture, sale and service of consumables and systems for genetic analysis in the life sciences and clinical healthcare and are recognized as a market leader in creating breakthrough tools that are advancing our understanding of the molecular basis of life. The markets for our products currently include all aspects of molecular biology research in the life sciences, including basic human disease research, genetic analysis, pharmaceutical drug discovery and development, pharmacogenomics (research relating to how a person’s genes affect the body’s response to drug treatments), toxicogenomics (research relating to the measurement of gene expression as a predictor of toxicity) and molecular diagnostics. Additional markets are emerging in agricultural research, plant breeding, food testing, pathogen identification and consumer genetics. Our integrated GeneChip® microarray platform includes: disposable DNA probe arrays (chips) consisting of nucleic acid sequences set out in an ordered, high density pattern, certain reagents for use with the probe arrays, a scanner and other instruments used to process the probe arrays, and software to analyze and manage genomic or genetic information obtained from the probe arrays. Related microarray technology also offered by us includes licenses for fabricating, scanning, collecting and analyzing results from complementary technologies.

Our business strategy is to capitalize on our leadership position in the DNA microarray field by marketing our GeneChip® technologies to customers based on two central applications: gene expression monitoring and DNA variation detection. Due to the novel, massively parallel approach to studying biological systems that GeneChip® technology enables, numerous discoveries across many disciplines have already been made, as evidenced by the over 4,000 peer-reviewed publications released that have cited GeneChip® technology. The molecular diagnostic application of GeneChip® technologies for diagnosing and guiding treatment of disease is an emerging market opportunity in health management that seeks to improve the effectiveness of health care by collecting information about DNA variation and RNA expression in patients at various times from screening and diagnosis through prognosis and throughout therapeutic monitoring. We currently sell our products directly to pharmaceutical, biotechnology, agrichemical, diagnostics and consumer products companies as well as academic research centers, government research laboratories, private foundation laboratories and clinical reference laboratories in North America and Europe. We also sell our products through life science supply specialists acting as authorized distributors in Latin America, India, the Middle East and Asia Pacific regions, including China.

In March 1992, Affymetrix, Inc. was incorporated in California as a wholly-owned subsidiary of Affymax N.V. (Affymax) and we have continued our business and operations as Affymetrix. We completed our initial public offering in June 1996 and in September 1998 we reincorporated as a Delaware corporation. Our headquarters and principal research and development facilities are located in Santa Clara, California, and we maintain facilities in West Sacramento, California (probe array manufacturing), Sunnyvale, California (sales, marketing, administration, and array research and development), Emeryville, California (bioinformatics and software development), South San Francisco, California (manufacturing and research and development), Bedford, Massachusetts (instrument development and manufacturing), and additional sales offices in the United Kingdom, Singapore and Japan.

Acquisition

On October 21, 2005, Affymetrix acquired 100% of the outstanding shares of ParAllele BioScience, Inc. (“ParAllele”), a provider of comprehensive genetic discovery solutions to the life science research, pharmaceutical and diagnostic sectors. ParAllele’s products and services utilize a unique approach that leverages novel biochemical processes rather than complex instrumentation to discover and analyze minute variations in the human genome. Affymetrix expects the acquisition to accelerate the development and commercialization of new products and create greater opportunities for market penetration and revenue generation as well as increase Affymetrix’ core assay development capabilities.

Scientific Background and Technology

Introduction to the Genome and its Opportunity

The genetic content of an organism is known as its “genome.” All known genomes are composed of either deoxyribonucleic acid (DNA) or ribonucleic acid (RNA). The instructions required for every living cell to develop its characteristic form and function are believed to be represented within discrete regions of the DNA or RNA known as genes. The instructions contained within genes are embodied in the specific sequences of the four nucleotide bases—adenine-A, cytosine-C, guanine-G and thymine-T (uracil-U replaces T in RNA)—that are the chemical building blocks of DNA and RNA. In protein coding genes, the sequence of these building blocks forms a code which instructs the cell to build a protein, comprised of a string of amino acids, ordered in a way which matches the sequence code of the gene. These proteins are an example of a “hard copy” output of the genetic code and contribute to the structure, biochemical functions and communication mechanisms of the cell in which they are formed.

The DNA molecule possesses a chemical structure which consists of a combination of two DNA strands with hydrogen bonds between nucleotide bases on one strand to complementary nucleotide bases on the other strand. Only certain pairs of the bases can form these complementary bonds: C pairs with G, and A pairs with T. Therefore, a single DNA strand containing bases in the sequence CGTACGGAT can form a bond with a DNA strand containing bases in the sequence GCATGCCTA. Such paired DNA strands are said to be “complementary” and can form a double helix structure in a process called “hybridization.” Our GeneChip® technology uses the principle of hybridization to recognize the presence of specific gene sequences and to analyze genetic information.

Genes are segments of DNA that serve as information packets of the genome. In general, a gene’s functional information is made available to a cell through the process of transcription or “gene expression,” whereby the sequence is copied into an RNA molecule. Protein coding genes may span thousands to hundreds of thousands, or even millions, of nucleotide bases since the non-coding regions of a gene (called “introns”) and the coding regions of a gene (called “exons”) are usually distributed within neighboring genomic sequences that are not translated into proteins or used, or to the extent currently understood, as a functional part of the gene. The number of distinct protein coding genes in the human genome is estimated to be between 25,000 to 30,000. The number of functional non-coding sequences is the focus of current research interest. Though currently unknown, the number of functional non-coding sequences is estimated to be significantly larger than the number of protein coding genes in the human genome.

A primary goal in life sciences research and modern molecular medicine is to unravel the complexities of the genome. This has generated a worldwide effort to identify and sequence the genomes of many organisms. In the human genome, this effort includes more than three billion nucleotide pairs. In recent years, the effort led by the Human Genome Project and related academic, government and industry research projects resulted in a first near complete draft of the human genome sequence. It is anticipated that many years of research will be required to gain a better understanding of the complexities of the genome, and its characteristics in normal and diseased conditions. We believe that this will lead to a new healthcare paradigm where disease is understood at the molecular level, allowing patients to be diagnosed according to genetic information and then treated with drugs designed to work on specific molecular targets. Ultimately, in addition to diagnosis and treatment, prevention and cure of disease might also be possible based on genetic information.

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

Another major mechanism by which the fate and function of cells is regulated is the timing and level of gene expression, which can reflect the interface between genes and the environment. Although most cells contain an organism’s full set of genes, each cell expresses only a fraction of this set of genes in different quantities and at different times. The expression patterns of genes can be correlated with many human diseases such as cancer, as well as with the effectiveness of treatment in specific patient populations for which new therapies can be developed. By identifying genes that are differentially expressed in particular diseases or patient populations, novel molecular targets and treatments may be identified and validated. In addition, gene expression signatures may be identified that allow the selection of optimal treatment for a single individual.

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

GeneChip® Probe Array Technology

Our GeneChip® technology leverages semiconductor-based photolithographic fabrication techniques, which enables us to synthesize a large variety of predetermined DNA sequences simultaneously in predetermined locations on a small glass chip called a “probe array.” Photolithography is a technique which uses light to create exposure patterns on the glass chip and direct chemical reactions. The process begins by coating the chip with light-sensitive chemical compounds that prevent chemical coupling. These light-sensitive compounds are called “protecting groups.” Lithographic masks, which consist of predetermined transparent patterns etched into a glass plate that either block or transmit light, are used to selectively illuminate the glass surface of the chip. Only those areas exposed to light are deprotected, and thus activated for chemical coupling through removal of the light-sensitive protecting groups. The entire surface is then flooded with a solution containing the first in a series of DNA building blocks (A, C, G or T). Coupling only occurs in those regions that have been deprotected through illumination. The new DNA building block also bears a light-sensitive protecting group so that the cycle can be repeated.

This process of exposure to light and subsequent chemical coupling can be repeated many times on the same chip in order to generate a complex array of DNA sequences of defined length. The intricate illumination patterns allow us to build high-density arrays of many diverse DNA sequences in a small area. Unlike conventional synthesis techniques, which generally use a linear process to create compounds, our synthesis technique is combinatorial, in that the number of different compounds synthesized grows exponentially with the number of cycles in the synthesis. Currently available commercial arrays contain over 6.0 million unique sequences. Each unique sequence is 25 nucleotides in length and is represented millions of times within a specified area of the probe array. Just as in the semiconductor industry, we manufacture probe arrays in a wafer format. Each wafer is approximately five inches square and can contain over 300 million unique probe sequences based on current technology. Whole wafers have been used by a related party of Affymetrix, Perlegen Sciences, Inc., in its work to resequence multiple samples of the human genome. For our commercial array products, we can manufacture a large number of identical or different DNA probe arrays on a glass wafer, which is then diced into individual chips. Given the large amount of unique sequences represented in our probe arrays, our technology enables the efficient analysis of a multitude of DNA probes to analyze DNA or RNA sequences in a test sample.

In the semiconductor industry, the principle that the number of transistors in a semiconductor chip doubles every 18 months based on feature shrink, or increased resolution, is known as Moore’s Law. Because we leverage photolithographic manufacturing processes adapted from the semiconductor industry, we have also been able to continually “shrink” the size of features, or oligonucleotide probes of a given sequence, on our GeneChip® arrays. Our first commercial GeneChip® products, which we shipped in 1994, had a feature size of 100 microns and by 2005, we introduced our Human Exon Array product with a 5 micron feature size. We have thus been able to increase the amount of genetic information packaged onto our GeneChip® arrays by nearly 400 times since the introduction of our first products.

Because we manufacture our chips in wafer format, we can vary the number of chips manufactured per wafer. We can therefore manufacture thousands of chips per wafer with low information content and lower cost of goods sold or decrease the number of chips per wafer and increase the information content. We expect that we will continue to benefit from this manufacturing leverage as our technology development activities enable further feature shrink. We believe that our unique manufacturing process is a significant competitive advantage.

Products

Overview

Our products form an integral part of our GeneChip® system that is designed for use by pharmaceutical, biotechnology, agrichemical, diagnostics and consumer products companies, as well as academic research centers, private government research foundations and clinical reference laboratories. The GeneChip® system consists of several integrated components: disposable probe arrays containing genetic information on a chip, reagents for extracting, amplifying and labeling target nucleic acids, a fluidics station for introducing the test sample to the probe arrays, a hybridization oven for optimizing the binding of samples to the probe arrays, a scanner to read the fluorescent image from the probe arrays, and software to analyze and manage the resulting genetic information. The function of each single-stranded sequence on the GeneChip® probe array is to bind to its complementary single strand of DNA or RNA from a biological sample. Each unique sequence feature on the GeneChip® probe array contains multiple copies of the same single strand of DNA. The nucleic acid (DNA or RNA) to be tested is isolated from a sample, such as blood or biopsy tissue, amplified and fluorescently labeled by one of several standard biochemical methods. The test sample is then washed over the probe array, where the now labeled individual nucleic acid sequences that represent the genetic content or expressed genes of the sample hybridize to their complementary sequences bound on the array. When scanned by a laser, which is part of the scanner instrument, the test sample generates a fluorescent signal. The locations where a fluorescent signal is detected by an optical detection system on the scanner instrument correspond to sequences complementary to the test sample. Sequence variation, or the quantification of specific sequences of nucleic acids in the sample, can be determined by detecting the relative strength of these signals since the sequence and position of each complementary DNA probe on the probe array is known. The combination of a particular GeneChip® probe array, together with an optimized set of reagents and a user protocol describing how to carry out the procedure, is referred to as an “assay.”

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

In addition, we believe that genetic analysis and testing products will be a core component in the area of clinical research and molecular diagnostic applications and we are developing our GeneChip® system for clinical research and diagnostic analysis of both gene expression and DNA analysis. Together with our collaborative partners, we are focusing on the development and commercialization of diagnostic products in cancer, osteoporosis, cardiovascular, inflammatory, metabolic, infectious and other diseases, and believe that our GeneChip® assays will facilitate more efficient and effective disease detection, prognosis and treatment selection, leading to overall improved patient management. To further our clinical research and molecular diagnostics strategy, we have established partnerships and customer relationships with leading academic researchers, pharmaceutical and biotechnology companies, including F. Hoffmann-La Roche Ltd. (“Roche”), bioMérieux, Inc. (“bioMérieux”), and Veridex, LLC, a Johnson & Johnson company (“Veridex”). We believe that the rapid growth of the clinical research and the diagnostic devices markets holds the potential for GeneChip® technology applications ranging from basic research to clinical trials and, ultimately, diagnostic devices. As a result we are working with leaders in molecular diagnostics to provide custom made GeneChip® probe arrays to their specifications. Our partners subsequently package the chips into kits, seek regulatory approval for their diagnostic use, and sell them into the diagnostic markets using their sales channels. We are leveraging our partners’ strengths in research, development, regulatory practices and distribution while leveraging our strengths in array technology. These products are marketed as being Powered by Affymetrix™.

Gene Expression Monitoring Arrays

Gene expression monitoring is a valuable tool for identifying correlations between genes, determining their biological functions and identifying patterns that might be useful in classifying diseases. To monitor gene expression, we design and manufacture probe arrays with single-stranded DNA molecules that are complementary to sequences within genes of interest. By synthesizing specific probes for multiple genes on a single probe array, we enable researchers to quickly, quantitatively and simultaneously monitor the expression of a large number of genes of interest. By monitoring the expression of such genes under different conditions and at different times, researchers can use the probe arrays to understand the dynamic relationship between gene expression and biological activity. We believe such information will be an important tool in understanding gene function and for the development of new drugs and diagnostic tools. Increasingly, clinical research is showing that gene expression patterns in tissue samples, particularly those from cancerous tissues, can be used to characterize disease sub-types and hopefully to predict therapeutic responses and likely outcomes.

The range of GeneChip® Expression products is described below:

•       Standard Expression Monitoring Arrays.   We are currently selling a portfolio of standard expression monitoring GeneChip® arrays. Our current offering of standard arrays includes products that monitor the expression of the majority of full-length and partial gene sequences contained in publicly available sequence databases, which correspond with human, mouse, rat, canine, Drosophila melanogaster (fruit fly), Caenorhabditis elegans (nematode), Xenopus laevis (frog), Danio rario (zebrafish), Saccharomyces cerevisiae (yeast), Escherichia coli (bacteria), Pseudomonas aeruginosa (bacteria), Plasmodium falciparum (malarial parasite), Anopheles (mosquito vector of malaria), Arabidopsis thaliana (mustard plant, a common model organism for plants), bovine (cow), chicken, maize (corn), medicago (alfalfa), poplar (tree), porcine (pig), Rhesus macaque (monkey), rice, soy, sugar cane, tomato, Vitis vinifera (wine grapes) and citrus arrays.

•       GeneChip® Exon Arrays.   We are now offering exon arrays that interrogate the expression of individual exons, the building blocks that make up a transcript. It is well known that alternative utilization of different exons from the same gene (known as alternative splicing) leads to the generation of various protein products, leading to diverse functional consequences. In addition, mis-regulation of splicing has been associated with many different diseases including cancer and diabetes. The exon array is the first experimental tool to discover new splicing events on a genome-wide scale to help researchers better understand disease mechanisms which can lead to the design of novel therapies for treatment and more informative diagnostic signatures.

•       Whole Genome Tiling Arrays.   We offer tiling arrays for the genomes of a number of major organisms including human, mouse, drosophila, C.elegans and yeast. These designs use evenly spaced probes across the non-repetitive portion of the genome and rely only on genomic DNA sequence and not functional annotation for their design. The arrays are used for mapping the entire collection of transcribed elements (including non-coding RNAs that are used for structural and regulatory purposes), identifying protein binding and methylation sites and identification of genomic origins of replication.

•       Custom Express Arrays.   We have established a GeneChip® CustomExpress™ Array Program enabling customers to design affordable arrays tailored to their specific research needs. Our CustomExpress™ arrays enable customers to select probes from any of our probe sequences on our catalog arrays and/or to incorporate probes from their own proprietary gene sequences. These arrays are then produced utilizing the same manufacturing technologies as our other GeneChip® whole genome expression arrays.

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

We have initiated product research and development efforts on several genetic analysis probe arrays and variant detection analysis systems and formed collaborations to accelerate the development of our genotyping products. For additional information concerning these efforts and collaborations see the sections of this Form 10-K entitled “Research and Development” and “Our Collaborative Partners.” We currently market the following DNA analysis products:

•       GeneChip® Human Mapping 500K Set.   The Mapping 500K Set is our newest whole genome genotyping product and the third in a family of products for large scale genome-wide genotyping using a simple, scalable, one-primer assay. The 500K Set genotypes over 500,000 SNPs on a two array set. The 500K Set is enabling novel genetic experiments (called genome-wide association studies) to understand the genes involved in complex disease and drug response using real-world disease populations. Researchers have for many years sought to study major diseases in unrelated populations, but the information density (hundreds of thousands of markers) and experiment size (hundreds or thousands of samples) made these experiments unaffordable. The 500K Set is the first and market leading product in making large scale whole genome analysis cost effective.

•       GeneChip® Human Mapping 100K Set and 10K Array.   We offer two other products based on the same scalable one primer assay as our 500K product: the 100K Set and the 10K Array. The 100K Set genotypes over 100,000 SNPs on a two array set and the 10K Array genotypes over 10,000 SNPs on a single array. The 100K Set was the first product to enable genome-wide association studies and is also used for chromosomal copy number analysis. The 10K Array is used primarily for linkage analysis, the study of the inheritance of disease in families.

•       Targeted Genotyping Products.   We offer a variety of targeted genotyping products for the analysis of between 1,500 and 20,000 SNPs per sample, using a highly multiplexed assay for use with GeneChip® Universal Tag Arrays. This innovative assay enables customers to genotype selected

SNPs in a single assay with only one primer per SNP. We offer the widest variety of standard panels of pre-selected SNPs for major diseases (e.g., inflammatory disease), model organisms (e.g., mouse), and specific applications (e.g., drug metabolizing enzymes), as well as custom capabilities that offer customers the highest conversion rates to genotype more of the SNPs they want.

The assay described above and the products offered through this product line represent the technology and products acquired through the ParAllele acquisition described elsewhere in this report.

•       GeneChip® CustomSeq™ Resequencing Arrays.   Version 2 of this product line was released in 2005, increasing sequence content per array by tenfold. The CustomSeq™ sequence variation product line now enables customers to sequence up to 300,000 bases on one array in just two days with high accuracy. CustomSeq™ arrays offer researchers a powerful complementary tool to our whole genome genotyping and whole genome expression products on the same industry-standard GeneChip® platform, and are currently being used in a wide variety of applications ranging from infectious disease research to detailed sequence analysis following up association studies to full mitochondrial genome sequencing.

DNA Analysis Products Powered by Affymetrix™

•       Roche AmpliChip™ CYP450.   The Powered by Affymetrix™ program and collaboration with Roche announced in January 2003 resulted in the June 2003 release of the Roche AmpliChip™ CYP450 microarray. The AmpliChip CYP450 microarray allows for complex sequence information to be analyzed for the purpose of genotyping the CYP2D6 and CYP2C19 genes. Sequence variation in these genes can result in marked differences in the way individuals metabolize, and hence respond to, an estimated 25% of all drugs. In late 2004, Roche obtained in-vitro diagnostic status for the product in the United States and Europe.

Access Programs for Our GeneChip® Arrays

We offer a variety of sales programs for our gene expression monitoring and DNA analysis arrays, tailored to the needs of industrial, biotech and academic/government customers. These programs are tied to volume usage and customers can select a program that best meets their needs to receive favorable pricing per array.

Reagents for Our GeneChip® Systems

Our GeneChip® reagent kits contain validated reagents critical for the success of expression monitoring and DNA analysis experiments. The 2005 additions to the Affymetrix GeneChip® reagent family are listed below:

Whole Transcript Reagents.   With the launch of the GeneChip® Whole Transcript (WT) Sense Target Labeling Assay, we introduced: GeneChip® WT Terminal Labeling Kit and GeneChip® WT cDNA Synthesis and Amplification Kit, each available in 10 or 30 reactions.

Array Station Reagents.   We introduced two new GeneChip® reagent kits developed and optimized specifically for target preparation on the GeneChip® Array Station: GeneChip® HT One-Cycle cDNA synthesis Kit and GeneChip® HT IVT Labeling Kit in 96 reactions.

Mapping 500K Reagents.   With the launch of the GeneChip® Human Mapping 500K Array Set, we introduced the GeneChip® Mapping 250K Sty Assay Kit and the GeneChip® Mapping 250K Nsp Assay Kit, each available in 30 or 100 reactions.

Hybridization Wash and Stain Reagents.   In December 2005 we introduced the GeneChip® Hybridization Wash and Stain Kit which contains reagents formulated into the fewest number of individual components possible.

For our expression probe arrays, we offer the following reagents: One-Cycle cDNA Synthesis Kit, Two-Cycle cDNA Synthesis Kit, GeneChip® Expression 3’-Amplification Reagents for IVT Labeling, GeneChip® Sample Cleanup Module, GeneChip® IVT cRNA Clean up Kit, T7-Oligo(dT) Promoter Primer Kit, Eukaryotic Poly-A RNA Control Kit and Eukaryotic Hybridization Control Kit, GeneChip® WT Terminal Labeling Kit, GeneChip® WT cDNA Synthesis and Amplification Kit, GeneChip® HT One-Cycle cDNA synthesis Kit, GeneChip® HT IVT Labeling Kit, and the GeneChip® Hybridization Wash and Stain Kit.

For our DNA analysis arrays, we offer the following reagents: GeneChip® Resequencing Assay Kit, GeneChip® Mapping 10K Xba Assay Kit, GeneChip® Mapping 50K Xba Assay Kit, GeneChip® Mapping 50K Hind Assay Kit, GeneChip® Mapping 250K Sty Assay Kit and the GeneChip® Mapping 250K Nsp Assay Kit.

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

•       GeneChip® Scanner 3000.   The GeneChip® Scanner 3000 uses proprietary laser scanning technology and high resolution optics to read the fluorescent signal from GeneChip® arrays. The GeneChip® Scanner 3000, developed and manufactured by Affymetrix, represents the next generation in scanner technology. The Flying Objective™ scanning technology incorporated into this scanner has been adapted to provide faster scanning of GeneChip® probe arrays with a high degree of image uniformity and accuracy. The current version of the GeneChip® Scanner 3000 has been validated to allow imaging of GeneChip® arrays with feature sizes as small as 5 microns and can support multicolor assays. The GeneChip® Scanner 3000 is purchased with a computer workstation loaded with Affymetrix GeneChip® Operating Software (“GCOS”) (discussed below under “Software for Our GeneChip® Systems and Analysis Tools”).

•       GeneChip® AutoLoader.   The GeneChip® AutoLoader, developed and manufactured by Affymetrix, is a 48-array carousel that automatically loads and unloads arrays from the scanner, helping researchers automate their array processing and providing walk-away use in the lab. The GeneChip® Scanner with AutoLoader can load and scan 48 current catalog arrays in 28 hours or less, depending on the feature size and array format that is scanned. Thermostatic control allows the stored arrays to be held in a cooled environment and then warmed to optimum temperature for scanning. The AutoLoader attaches to the top of the scanner, saving valuable bench space, and does not require any additional power source.

•       Workstations.   We offer workstations to accommodate varied research needs. The Type I GeneChip® Workstation (Windows NT) is configured with system software enabling it to operate the GeneChip® Scanner 3000 and multiple Fluidics Stations. Our Type II GeneChip® Workstation (Windows NT and Windows 2000) can operate independently of the scanner and fluidics station instruments.

•       GeneChip® Array Station.   Through our collaboration with Caliper Life Sciences, Inc., we launched the Affymetrix GeneChip® Array Station that has the capacity to process hundreds of biological samples per week with minimal human supervision, reducing operating costs and variability in target preparation in 2005. The GeneChip® Array Station is designed to perform target preparation for both cartridges and array plates as well as perform the wash and stain function for the array plates. The GeneChip® Array Station adapts the same industry-standard GeneChip® technology to a standard 96-well microtiter plate, and runs on an automated system built with off-the-shelf robotic components. In addition, we launched the GeneChip® HT Scanner that utilizes CCD based technology for imaging of the new array plates. The GeneChip® Array Station automates the most labor intensive steps in GeneChip® probe array processing, dramatically reducing the cost per assay. The decrease in cost and increase in throughput makes the GeneChip® Array Station well suited for downstream development applications such as compound profiling, molecular toxicology and clinical trials.

Software for Our GeneChip® Systems and Analysis Tools

Our “GCOS” software is supplied as part of an integrated system and runs on an industry standard PC platform. The fluorescence intensity data captured from the scanner are used in conjunction with computer files containing the probe sequence and location of all the probes on the probe array to determine the expression level of a particular gene or to identify particular DNA sequence variations of the test sample.

Our Data Mining Tool® and GeneChip® Operating Software Server (“GCOS Server”) software products allow for sophisticated analyses of gene expression results and provide a means of linking and integrating this information with other databases.

Customers may choose operating or other software products provided by third party vendors that have been developed through our OpenSystems™ program, which includes the provision of a Software Developer’s Kit to interested commercial and academic parties. Through this program we intend to stimulate a wide range of independent groups to develop tools for use with our platform, further enhancing our customers’ capability to generate unique biological insights from the high quality data provided by the GeneChip® platform.

Finally, our NetAffx™ Analysis Center (www.affymetrix.com/analysis/) is our exclusive online informatics resource for our customers and provides streamlined, open access to design information and biological annotations associated with our GeneChip® arrays. It was created to assist genomic researchers with the design and analysis of DNA array based experiments. NetAffx™ offers researchers a searchable catalog of Affymetrix GeneChip® probe array content, a range of publicly available and Affymetrix generated databases, and links to important third party resources.

Instruments for Use in Molecular Diagnostics

The GeneChip® System 3000Dx (GCS3000Dx) is configured especially for the molecular diagnostic market. In September 2004, the GCS3000Dx received Conformite Europeene (CE) certification, clearing it for use as an in-vitro diagnostic (IVD) product in the European Union. In December 2004, the GCS3000Dx was also cleared by the United States Food and Drug Administration (FDA) as an IVD to be used in conjunction with the Roche Diagnostics AmpliChip™ CYP450 Test. The AmpliChip™ CYP450 Test also received CE certification and FDA clearance in 2004 making it the first Powered by Affymetrix™ IVD test. This test, which utilizes an Affymetrix microarray produced specifically for Roche Diagnostics, analyzes a patient’s Cytochrome P450 2D6 and 2C19 genotypes to look for variations that can influence drug metabolism. The GCS3000Dx will support all Powered by Affymetrix™ molecular diagnostic tests. The system includes the GCS3000Dx Scanner with Autoloader Dx, FS450Dx Fluidics Station, and Workstation with GCOS Dx software.

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

For example, we are non-exclusively collaborating with Roche to develop and commercialize GeneChip® diagnostic tests for DNA analysis, genotyping and resequencing applications, as well as for RNA expression analysis, in a broad range of human disease areas. Using our GeneChip®technologies, Roche intends to develop and market diagnostic tests for diseases such as cancer and osteoporosis and cardiovascular, metabolic, infectious and inflammatory diseases.

In oncology, we are non-exclusively collaborating with Veridex, a Johnson & Johnson company, to develop and commercialize GeneChip® diagnostic tests for oncology. Using our GeneChip® technologies, Veridex intends to develop and market tests for cancer.

We have a non-exclusive collaborative development agreement and an associated supply agreement for probe arrays with bioMérieux, Inc. in breast cancer and in bacteriology to identify the species and drug resistance profiles of those bacteria causing human infection. The agreements also allow for non-exclusive development of DNA probe arrays for certain diagnostic viral tests and for the fields of food and industrial testing.

We have also entered into non-exclusive collaborative development and associated supply agreement with a number of other smaller companies in focused areas of cancer and certain other diseases.

We and our Powered by Affymetrix™ partners believe that developing diagnostic products for cancer and other human diseases will establish new standards for molecular diagnostic testing. Ultimately, these products will allow physicians to better diagnose and treat human disease.

We have also entered into a series of agreements with Beckman Coulter that give it the right to develop probe array-based diagnostic products using some elements of our GeneChip® technology. Under these agreements, we have also agreed to grant Beckman Coulter licenses to commercialize probe arrays manufactured using certain of our technologies other than light-directed synthesis. Under the arrangement, Beckman Coulter would pay us transfer prices and royalties on sales of these products.

For additional information concerning our collaborations, see the section of this Form 10-K entitled “Our Collaborative Partners.”

Our Collaborative Partners

Our strategy is to establish the GeneChip® system as the platform of choice for analyzing complex genetic information, to expand the applications of our technology and to acquire access to complementary technologies and resources. Accordingly, we have entered into and intend to enter into additional collaborative agreements to further this strategy. The information below is a selected listing of collaborators with whom we have current agreements, together with the related products and programs and the commencement dates of the most recent agreement with each. The section is organized by reference to the product area that represents the most significant portion of the collaboration; however, the collaboration may also involve other areas of our business and product line.

Gene Expression Monitoring

Qiagen, GmbH.   In February 2002, we entered into a three-year supply agreement with Qiagen, GmbH (“Qiagen”) for Qiagen to supply us with certain nucleic acid purification products for use with our GeneChip® arrays for target labeling in expression analysis and have collaboration and co-marketing agreements in place that support the complementary use of Qiagen’s sample prep instrumentation and reagents with Affymetrix GeneChip® arrays. The term of this supply agreement has been extended for an additional two-year period.

PreAnalytiX GmbH.   In October 2003, we entered into a collaborative agreement with PreAnalytiX GmbH, a joint venture between QIAGEN N.V. and Becton, Dickinson and Company. The goal of the collaboration will be to develop improved methods for the use of PreAnalytiX technology with GeneChip® expression analysis arrays. By combining PreAnalytiX and Affymetrix technologies, our goal is to develop a complete, standardized process for expression profiling starting from whole blood samples.

Invitrogen Corporation.   In November 2003 we signed a collaboration and supply agreement to develop and market a new line of GeneChip® brand expression reagents including two new cDNA Synthesis Kits. Both of the new cDNA Synthesis Kits were developed in collaboration with Invitrogen and contain Invitrogen’s industry-leading SuperScript™ reverse transcriptase (RT). These reagents have been optimized for use with Affymetrix GeneChip® technology, offering a complete, standardized sample preparation system that is easier to use and will help customers produce more robust and consistent array results. The One-Cycle cDNA Synthesis Kit offers all necessary reagents for standard target labeling. This protocol has been used by the majority of Affymetrix customers already, but the new kit provides improved configuration and greater convenience. The new Two-Cycle cDNA Synthesis Kit offers customers a streamlined procedure for preparing samples using a small amount of material, such as biopsy or laser capture dissected samples.

DNA Analysis

Perlegen Sciences, Inc.   In March 2001, we contributed to Perlegen the rights to use certain intellectual property with no cost basis and received from Perlegen the rights to use and commercialize certain data generated by Perlegen in the array field. Using access to whole-wafer technology developed by Affymetrix, Perlegen focuses on identifying the millions of genetic variations (known as single nucleotide polymorphisms or “SNPs”) among individuals, and finding patterns in those variations that might be predictive of disease susceptibility or drug response. In January 2003, we obtained accelerated access to Perlegen’s SNP database which was used to help develop our Mapping 500K Array Set and will also be used in future products. In addition, our collaborative arrangement with Perlegen provides us with access and commercialization rights to certain whole genome technologies, including 248,000 chip-optimized assays covering the genome that we intend to make available to our customers for use in resequencing and genotyping. For additional information concerning our relationship with Perlegen, including our ownership interest in Perlegen, our collaborative relationship with Perlegen and existing relationships between certain of our directors and officers and Perlegen, see the section of this Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 11 to our Consolidated Financial Statements.

Molecular Diagnostics

bioMérieux, Inc.   In September 1996, we entered into a collaborative development agreement and associated supply agreement for probe arrays with bioMérieux, Inc. (“bioMérieux”) to identify the species and drug resistance profiles of bacteria causing human infection. As part of the collaboration, bioMérieux is developing instrumentation for the use of these probe arrays in a molecular diagnostic setting. Under the terms of the agreements, bioMérieux provides research and development support and makes payments to us upon achievement of certain milestones. In addition, bioMérieux pays specified prices for the supply of probe arrays and royalties on any resulting product sales. In December 1997 and January 1998, we expanded the collaboration with bioMérieux to include the non-exclusive development of DNA probe arrays for molecular diagnostic tests in the fields of virology and food and industrial testing. In March 2003, the collaboration agreement was amended in order to reinstate bioMérieux’s licenses and in March 2005, the collaboration was further expanded to include breast cancer. bioMérieux has launched the FoodExpertID array under this collaboration. For additional information, see the section of this 10-K entitled “DNA Analysis Products Powered by Affymetrix™.”

F. Hoffmann-La Roche Ltd.   In February 1998, we entered into a non-exclusive collaborative development agreement with F. Hoffmann-La Roche Ltd. (“Roche”) to initially develop human probe array-based diagnostic products. Under the terms of the agreement the parties are collaborating to develop mutually agreed upon arrays, as well as associated instrumentation and reagents. In January 2003, we expanded our collaboration with Roche by granting Roche access to our GeneChip® technologies to develop and commercialize GeneChip® diagnostic laboratory tests for DNA analysis, genotyping and resequencing applications, as well as for RNA expression analysis, in a broad range of human disease areas. Using our GeneChip® technologies, Roche intends to develop and market diagnostic tests for diseases such as cancer and osteoporosis and cardiovascular, metabolic, infectious and inflammatory diseases. Affymetrix and Roche believe that developing targeted microarray expression profiles for cancer, plus genotyping and resequencing profiles for other diseases will enable the creation and commercialization of novel standardized diagnostic solutions. These solutions ultimately will allow physicians to better diagnose and treat human disease. Under the terms of the collaborative agreement, Roche paid us an access fee of $70 million relating to the first five years of the arrangement. The agreement, which is subject to Roche’s option to terminate on December 31, 2007, or any time on or after June 2, 2013 with one year’s prior notice, includes a broad range of other compensation payable by Roche to Affymetrix throughout the life of the agreement based on royalties on sales of diagnostic kits, milestone payments for technical and commercial achievements, a manufacturing and supply agreement, and related license installments. As part of the agreement, Affymetrix will manufacture and supply Roche with microarrays and related instrumentation based on Affymetrix’ GeneChip® platform. In 2003, Roche launched the AmpliChip® CYP450 array product initially for research use only, but in late 2004 obtained CE marking and FDA regulatory approvals of the product for in-vitro diagnostic use.

Veridex, LLC.   In December 2004, we entered into a non-exclusive collaboration agreement with Veridex LLC, a Johnson & Johnson company, to develop and commercialize GeneChip® based diagnostic products for use in the field of oncology. Veridex was granted long-term and comprehensive access to our GeneChip® technology to create and market in-vitro diagnostics for cancer. The agreement, made under the Powered by Affymetrix™ program, gives Veridex non-exclusive rights to Affymetrix’ patented arrays, instrumentation systems and planned improvements to these technologies.

Other Collaborations

The Broad Institute.   In September 2004, we entered into a supply and research collaboration agreement with the Broad Institute and Massachusetts Institute of Technology. The agreement provides Affymetrix technology on preferential terms to the Broad Institute for applications development in return for the option to make commercial products available from the resulting research. The collaboration is focused on whole genome SNP analysis, resequencing and high throughput expression analysis.

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

Caliper Life Sciences, Inc.   In January 2004, we signed a collaboration and supply agreement to develop and provide automated target preparation instruments for the GeneChip® Probe Array system. These new automation systems are expected to cut array processing, reduce variability and labor costs, and enable researchers to industrialize their genomic research. The two companies will develop products that leverage Caliper’s expertise in high-throughput automation and microfluidics with our expertise in microarray technology and applications. The first products were launched in 2004 and automate GeneChip® microarray target preparation steps including hybridization, washing and staining for expression and DNA analysis. The automated system enables a single operator to run up to 96 RNA samples at a time, compared to the manual rate of 20 to 24 samples. In 2005 we launched the Affymetrix GeneChip® Array Station that has the capacity to process hundreds of biological samples per week with minimal human supervision, reducing operating costs and variability in target preparation. The GeneChip® Array Station is designed to perform target preparation for both cartridges and array plates as well as perform the wash and stain function for the array plates. The GeneChip® Array Station adapts the same industry-standard GeneChip® technology to a standard 96-well microtiter plate, and runs on an automated system built with off-the-shelf robotic components.

Marketing and Distribution

The markets for our products include all aspects of molecular biology research in the life sciences, including basic human disease research, clinical research, pharmaceutical drug discovery and development, including pharmacogenomics and toxicogenomics and agricultural research, amongst others. Our customers include pharmaceutical, biotechnology, agrichemical, diagnostics, industrial and consumer products companies, as well as academic research centers, laboratories in government agencies, private research foundations and clinical and industrial reference laboratories. The following factors, among others, influence the size and development of our markets:

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

•       the amount of capital and ongoing expenditures allocated to research and development and outsourced spending by biotechnology, pharmaceutical and diagnostic companies for products and services;

•       the application of genomics to new areas including molecular diagnostics, agriculture, human identity and consumer goods; and

•       the availability of genetic markers and signatures of diagnostic value.

In North America and major European markets, our GeneChip® products are marketed principally through our own sales and distribution organizations. We own or lease sales and service offices in the United States, Europe, Japan and Singapore. We are finalizing plans to open offices in China in 2006, although our primary route to market in China will continue to be through distributors. In markets outside of North America and Europe, we sell our GeneChip® products principally through third party distributors, primarily in Mexico, India, the Middle East and Asia Pacific. These distributors are life science supply specialists within their own countries and operate as our sole distributors within a defined country or other geographic area.

For molecular diagnostic and industrial applications market opportunities, we supply our partners with arrays and instruments, which they incorporate into diagnostic products and take on the primary commercialization responsibilities. Current collaborative partners include Roche, bioMérieux, and Veridex, a Johnson & Johnson company. For additional information concerning our collaborative partners, see the section of this Form 10-K entitled “Our Collaborative Partners.”

Manufacturing and Raw Materials

We manufacture our GeneChip® probe arrays, GCS 3000 scanner, fluidics stations, instrument control software and certain reagents in-house and contract with third-party suppliers to manufacture our hybridization oven, GCAS and HT Scanner and certain reagents for our GeneChip® system. Additionally, through our GeneChip-compatible™ application program, a number of third-party software suppliers develop, market and sell genomic data analysis software that interfaces with data files generated by our GeneChip® system.

Our probe array manufacturing process involves wafer preparation, probe synthesis, dicing of synthesized wafers into chips, assembly of chips and quality control. We have developed software programs that extensively automate the design of photolithographic masks used in probe array manufacturing and that control the probe array manufacturing lines. Glass wafers are prepared for synthesis through the application of chemical coatings. GeneChip® probe arrays are synthesized on the wafers using our proprietary, combinatorial photolithographic process. The completed wafers can then be diced to yield individual probe arrays, which are assembled and packaged for shipment.

We are currently manufacturing GeneChip® probe arrays for sale to customers as well as for internal and collaborative purposes. Probe arrays are manufactured at our dedicated manufacturing facility located in West Sacramento, California. We also maintain a manufacturing process engineering and development facility in Santa Clara, California, and a manufacturing and development facility in Bedford, Massachusetts to support our instrumentation products. All of our instrument and array manufacturing facilities comply with Good Manufacturing Practices as a subset of the Quality System Regulation (21 CFR 820).

Currently, we have physical capacity under optimal conditions to produce approximately 27,000 wafers annually. The actual number of probe arrays we are able to manufacture depends on the available equipment capacity, the yield of probe arrays that pass quality control testing and the number of probe arrays manufactured on each wafer. For instance, in 2005, we announced that due to low initial-production yields of our commercial Mapping 500K Array Set, shipment volumes had been constrained and, as a result, we were unable to manufacture enough product to meet our revenue targets for the third and fourth quarters of 2005. We are taking steps to increase our manufacturing capacity, including an expansion of our existing West Sacramento, California probe array manufacturing facility and are scheduled to begin commercial probe array production at our Singapore facility in the second half of 2006. We will continue to invest in additional capital equipment for our West Sacramento facility and our new facility in Singapore to both increase production capacity and increase the flexibility of this capacity to produce a broader range of products. See Item 7. Off-Balance Sheet Arrangements and Aggregate Contractual Obligations for further information.

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

We perform quality tests on in-house and third party reagents to verify performance of reagent components and assembled reagent kits. We have qualified second source vendors for labeling reagents and oligonucleotides.

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

Research and Development

We believe a substantial investment in research and development is essential to a long-term sustainable competitive advantage and critical to expansion into high-value markets such as toxicogenomics, pharmacogenomics, and molecular diagnostic and applied testing applications. Our research and development effort is divided into the major areas of basic research, product research and development, and manufacturing process development. Our research and development expenses for the years ended December 31, 2005, 2004 and 2003, were $77.4 million, $73.4 million and $65.9 million, respectively. In addition, on October 21, 2005, we recorded a charge of approximately $8.3 million to acquired in-process technology related to our acquisition of ParAllele BioScience, Inc. (“ParAllele”), a provider of comprehensive genetic discovery solutions to the life science research, pharmaceutical and diagnostic sectors.

Basic Research

Basic research efforts are carried out through our Affymetrix Research Laboratories to further advance our GeneChip® platform, develop new concepts that can be rapidly productized, and create innovations that will influence our business model in the future. Our initial focus is on basic technology research including high throughput systems, high resolution chip fabrication and detection, genotyping, and gene expression and analysis of the human transcriptome and of other model organism genomes. We are focusing our genotyping research efforts on the development of new assays principally designed to perform whole genome analysis at various resolutions. We believe that products based on this research will ultimately help researchers understand the molecular biology of genomes, to develop more effective therapeutics and help identify the diagnostic markers and tests useful in molecular diagnostic applications.

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

Manufacturing Process and Development

We are conducting research aimed at enhancing the manufacturing process currently employed in the production of our GeneChip® probe arrays. This process, which leverages semiconductor photolithographic fabrication techniques, is combinatorial in that the number of different compounds synthesized grows exponentially with the number of cycles in the synthesis. The objective of this research is to allow us to produce arrays with higher information density in the same unit area, similar to advances achieved in the semiconductor industry, which has produced silicon chip capacity closely following Moore’s Law. Moore’s Law is the observation that the number of transistors per square inch on a silicon chip had doubled every 18 months since the silicon chip was invented. To date, we have also been able to achieve rapid advances in genetic information content, reducing commercial product feature size from 100 microns in 1994 to 5 microns in 2005 with the introduction of our Human Exon Array product. We are continuing research aimed at using smaller feature technology in commercial products and implementing novel, cost-effective packaging approaches for the small array formats including packaging these into the standard industry microtiter plate format.

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

We are pursuing a patent strategy designed to facilitate our research and development program and the commercialization of our current and future products. We have been issued 335 patents in the United States and we hold approximately 537 pending United States patent applications. Many of these patents and applications have been filed and/or issued in one or more foreign countries. While no one patent is considered essential to our success, we aggressively seek to protect our patent rights as our patent portfolio as a whole is material to the success of the business.

There are a significant number of United States and foreign patents and patent applications in our areas of interest, and we believe that there will continue to be significant litigation in the industry regarding patent and other intellectual property rights. Others have filed, and in the future are likely to file, patent applications that are similar or identical to ours or those of our licensors. It may be necessary for us to enter into litigation to defend against or assert claims of infringement, to enforce patents issued to us, to protect trade secrets or know-how owned by us or to determine the scope and validity of the proprietary rights of others. To determine the priority of inventions, it may be necessary for us to participate in interference proceedings declared by the United States Patent and Trademark Office. Litigation or interference proceedings could result in substantial costs to and distraction from our core business and our efforts in respect to such proceedings may not be successful. For further information see Item 3, Legal Proceedings.

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

In the gene expression monitoring and DNA analysis fields, existing competitive technologies include gel-based sequencing using instruments provided by companies such as Applied Biosystems, Inc. (an Applera company), Beckman Coulter, Inc. and General Electric (GE) Healthcare. Other companies developing or marketing potentially competitive DNA array technology include: Agilent Technologies, Inc., Applied Biosystems, Inc., BD Biosciences, Clontech, CombiMatrix Corporation, Digital Gene Technologies, Inc., GE Healthcare, Illumina, Inc., Invitrogen Corporation (formerly Xeotron, Inc.), Molecular Devices, Inc. (formerly Axon Instruments, Inc.), Nanogen, Inc., NimbleGen Systems, Inc., Sequenom, Inc., Solexa, Inc. (formerly Lynx Therapeutics, Inc.), and Visible Genetics Inc. (recently acquired by Bayer). For example, companies such as Agilent Technologies, Inc., Applied Biosystems, Inc., GE Healthcare and Illumina, Inc. have products for DNA analysis which are directly competitive with our GeneChip® Mapping Array products. In order to compete against existing and emerging technologies, we will need to be successful in demonstrating to customers that the GeneChip® system provides a competitive advantage.

In Japan, the former Amersham Biosciences K.K. (acquired by GE Healthcare), from which we transitioned to our own sales operation during 2003, is a competitor, as well as a licensee of certain of our technology. In addition, we have several other third party licensees that could offer products that compete with our product offering.

The market for molecular diagnostic products derived from gene discovery is currently limited and highly competitive, with several large corporations already having significant market share. Established diagnostic companies could compete with us by developing new products. Companies such as Abbott Laboratories, Bayer AG, Beckman Coulter, Becton Dickinson, bioMérieux , Johnson & Johnson and Roche have the strategic commitment to diagnostics, the financial and other resources to invest in new technologies, substantial intellectual property portfolios, substantial experience in new product development, regulatory expertise, manufacturing capabilities and the distribution channels to deliver products to customers. Established diagnostic companies also have an installed base of instruments in several markets, including clinical and reference laboratories, which are not compatible with the GeneChip® system and could slow acceptance of our products. In addition, these companies have formed alliances with genomics companies which provide them access to genetic information that may be incorporated into their diagnostic tests.

Future competition in existing and potential markets will likely come from existing competitors as well as other companies seeking to develop new technologies for sequencing and analyzing genetic information. In addition, pharmaceutical and biotechnology companies have significant needs for genomic information and may choose to develop or acquire competing technologies to meet these needs. Through 2005 we have significantly expanded our network of approved service providers in America, Japan and Europe. While these companies expand the reach of Affymetrix technology and make its analytical power available to a wider base of users they may act as a substitute for outright purchase of instruments and arrays by those end users. In the molecular diagnostic field, competition will likely come from established diagnostic companies, companies developing and marketing DNA probe tests for genetic and other diseases, and other companies conducting research on new technologies to ascertain and analyze genetic information.

Government Regulation

Regulation by governmental authorities in the United States and other countries will likely be a significant factor in the manufacturing, labeling, distribution and marketing of certain products and services that may be developed by us or our collaborative partners. In particular, diagnostic products we are developing with our collaborative partners may require regulatory approval by governmental agencies when distributed outside of the research environment.

Commercially available diagnostic tests are regulated as medical devices and are generally subject to rigorous testing and other approval procedures by the United States Food and Drug Administration (FDA). The FDA’s Quality System Regulations also apply in connection with our manufacture of arrays and systems as components for use in diagnostic products developed by our partners. Obtaining these clearances or approvals and the compliance with these regulations require the expenditure of substantial resources over a significant period of time, and there can be no assurance that any clearances or approvals will be granted on a timely basis, if at all. Once granted, a clearance or approval may place substantial restrictions on how the device is marketed or labeled or to whom it may be sold. In addition, various federal and state statutes and regulations govern or influence the manufacturing, safety, storage of our products and components of our products and our record keeping.

Medical device laws and regulations, including those covering in vitro diagnostic products, are also in effect in the European Union, and many of the countries in which we may do business outside the United States. These range from comprehensive device approval requirements for some or all of our medical device products to requests for product data or self-certifications. We may not be able to obtain regulatory approvals in such countries or may incur significant costs in obtaining or maintaining our non-US regulatory approvals. In addition, the export by us of certain of our products which have not yet been cleared for domestic commercial distribution may be subject to FDA or other export restrictions.

Our diagnostic clinical laboratory will be subject to extensive federal and state regulation including the requirements of the Clinical Laboratory Improvement Act of 1988 (CLIA). CLIA is intended to ensure the quality and reliability of clinical laboratories in the United States by requiring all laboratories to meet specified standards in the areas of personnel qualification, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections. There can be no assurance that regulations under and future administrative interpretations of CLIA will not have an adverse impact on the potential market for our diagnostic clinical laboratory.

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

Third-party payors may deny reimbursement if they determine that a prescribed health care product or service has not received appropriate FDA or other governmental regulatory clearances, is not used in accordance with cost-effective treatment methods as determined by the payor, or is deemed by the third-party payor to be experimental, unnecessary or inappropriate. Furthermore, third-party payors are increasingly challenging the prices charged for health care products and services.

Currently, sales of our products and services are not subject to third-party reimbursement. However, we are currently developing diagnostic and therapeutic products with our collaborative partners which may be subject to reimbursement issues. The ability of our collaborators to commercialize such products may depend, in part, on the extent to which reimbursement for the cost of these products will be available under U.S. and foreign regulations governing reimbursement for clinical testing services by government authorities, private health insurers and other organizations. In addition, we are establishing a diagnostic clinical laboratory which will provide subcontract services to primary clinical laboratories. Our diagnostic clinical laboratory may be subject to reimbursement issues and the ability of primary clinical laboratories to utilize our laboratory services may depend, in part, on the extent to which reimbursement for the cost of clinical services will be available.

In the United States, third-party payor price resistance, the trend towards managed health care and legislative proposals to reform health care or reduce government insurance programs could reduce prices for health care products and services, adversely affect the profits of our customers and collaborative partners and reduce our future royalties and product sales.

Environmental Matters

We are dedicated to compliance and protection of the environment and individuals. Our operations require the use of hazardous materials (including biological materials) which subject us to a variety of federal, state and local environmental and safety laws and regulations. We believe we are in material compliance with current and applicable laws and regulations. However, some of the regulations under the current regulatory structure allow for “strict liability,” holding a party potentially liable without regard to fault or negligence. We could be held liable for damages and fines as a result of our, or others’, business operations should contamination of the environment or individual exposure to hazardous substances occur. We cannot predict how changes in these laws or development of new regulations will affect our business operations or the cost of compliance.

Employees

As of March 2, 2006, we had 1,101 full-time employees. The employee group includes chemists, engineers, computer scientists, mathematicians and molecular biologists with experience in the diagnostic products, medical products, semiconductor, computer software and electronics industries. None of our employees are represented by a collective bargaining agreement, nor have we experienced work stoppages. We believe that we maintain good relationships with our employees. Our success depends in large part on our ability to attract and retain skilled and experienced employees.

Seasonality

Customer demand for probe arrays and instrumentation systems is typically highest in the fourth quarter of the calendar year as customers spend unused budget allocations before the end of the financial year.

Backlog

Because most customer orders are shipped in the quarter in which they are received, we believe that backlog at quarter end is typically not a material indicator of future sales. In addition, backlog may not result in sales because of cancellation of orders or other factors. On a few occasions we have experienced, and made public announcements about, short-term increases in backlog as a result of factors such as new product introductions or supply constraints. For example, due to low initial production yields on our new Mapping 500K Array product we announced that probe array shipments were constrained during the third and fourth quarters of fiscal 2005. Although these capacity constraints may have increased our backlog with respect to our Mapping 500K Array product, we continue to believe that backlog information is not material to an understanding of our business taken as a whole.

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

Financial Information About Geographic Areas

Our consolidated product and product related revenue from customers outside of the United States for fiscal years 2005, 2004 and 2003 was $176.7 million, $159.2 million and $127.8 million, or 50.5%, 48.1% and 45.5%, respectively, of our consolidated product and product related revenue. A summary of revenues from external customers attributed to each of our geographic areas for the fiscal years ended December 31, 2005, 2004 and 2003, is included in Note 17 of our Consolidated Financial Statements included in this report.

Available Information

Our internet address is www.affymetrix.com. Information included in our website is not part of this Form 10-K. We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. In addition, copies of our annual reports are available free of charge upon written request. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

ITEM 1A.   RISK FACTORS

This Form 10-K contains forward-looking information based on our current expectations. Because our actual results may differ materially from any forward-looking statements made by or on behalf of Affymetrix, this section includes a discussion of important risk factors that could affect our actual future results.

We may not maintain profitability.

We incurred losses each year from our inception through the year ended December 31, 2003, and as a result we had an accumulated deficit of approximately $93.5 million at December 31, 2005. We expect to continue experiencing fluctuations in our operating results and cannot assure sustained profitability. Our losses have resulted principally from costs incurred in research and development, manufacturing and from selling, general and administrative costs associated with our operations.

Our ability to generate significant revenues and maintain profitability is dependent in large part on our ability to expand our customer base, increase sales of our current products to existing customers, manage our expense growth, and enter into additional supply, license and collaborative arrangements as well as on our ability and that of our collaborative partners to successfully manufacture and commercialize products incorporating our technologies in new applications and in new markets. If our revenues grow more slowly than we anticipate, or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenues, our business will be materially and adversely affected.

Our quarterly results have historically fluctuated significantly and may continue to fluctuate unpredictably and any failure to meet financial expectations may disappoint securities analysts or investors and result in a decline in our stock price.

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

We cannot forecast with any certainty the impact of these and other factors on our sales and operating results in any future period. Results of operations in any period, therefore, should not be considered indicative of the results to be expected for any future period. Because of this difficulty in predicting future performance, our operating results may fall below the expectations of securities analysts or investors in some future quarter or quarters. Our failure in the past to meet these expectations has adversely affected the market price of our common stock and may continue to do so.

We may lose customers or experience lost sales if we are unable to manufacture our products and ensure their proper performance and quality.

We produce our GeneChip® products in an innovative and complicated manufacturing process which has the potential for significant variability in manufacturing yields. We have encountered and may in the future encounter difficulties in manufacturing our products and, due to the complexity of our products and our manufacturing process, we may not fully understand all of the factors that affect our manufacturing processes or product performance. For example, in 2005, we announced that due to low initial-production yields of our commercial Mapping 500K Array Set, shipment volumes had been constrained and, as a result, we were unable to manufacture enough product to meet our revenue targets for the third and fourth quarters of 2005.

Although we are taking steps to increase our manufacturing capacity, including the expansion of our existing West Sacramento, California probe array manufacturing facility and the development of a new probe array manufacturing facility in Singapore, there are uncertainties inherent in the expansion of our manufacturing capabilities and there can be no assurance as to when any additional capacity may be available to us. For example, manufacturing and product quality issues may arise as we begin our manufacturing operations at the new Singapore facility or as we increase production rates at our West Sacramento facility and launch new products. In addition, we base our manufacturing capabilities on our forecasted product mix for the quarter. If the actual product mix varies significantly from our forecast, we may not be able to fill some orders during that quarter, which could adversely impact our financial results. Difficulties in meeting customer, collaborator and internal demand could also cause us to lose customers or require us to delay new product introductions, which could in turn result in reduced demand for our products.

We rely on internal quality control procedures to verify our manufacturing processes. Due to the complexity of our products and manufacturing process, however, it is possible that probe arrays that do not meet all of our performance specifications may not be identified before they are shipped. If our products do not consistently meet our customers’ performance expectations, demand for our products will decline. In addition, we do not maintain any backup manufacturing capabilities for the production of our GeneChip® instruments. Any interruption in our ability to continue operations at our existing manufacturing facilities could delay our ability to develop or sell our products, which could result in lost revenue and seriously harm our business, financial condition and results of operations.

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

The RNA/DNA probe array field is undergoing rapid technological changes. New technologies, techniques or products could emerge which might allow the packaging and analysis of genomic information at densities similar to or higher than our microarray technology. Other companies may begin to offer products that are directly competitive with, or are technologically superior, to our products. There can be no guarantee that we will be able to maintain our technological advantages over emerging technologies in the future. Over time, we will need to respond to technological innovation in a rapidly changing industry. In addition, although we believe that we are recognized as a market leader in creating systems for genetic analysis in the life sciences, standardization of tools and systems for genetic research is still ongoing and there can be no assurance that our products will emerge as the standard for genetic research. The emergence of competing technologies and systems as market standards for genetic research may result in our products becoming uncompetitive and could cause our business to suffer.

Our success depends on the continuous development of new products and our ability to manage the transition from our older products to new products.

We compete in markets that are new, intensely competitive, highly fragmented and rapidly changing, and many of our current and potential competitors have significantly greater financial, technical, marketing and other resources than we do. In addition, many current and potential competitors have greater name recognition, more extensive customer bases and access to proprietary genetic content. The continued success of our GeneChip® products will depend on our ability to produce products with smaller feature sizes, our ability to dice the wafer, and create greater information capacity at our current or lower costs. The successful development, manufacture and introduction of our new products is a complicated process and depends on our ability to manufacture enough products in sufficient quantity and at acceptable cost in order to meet customer demand. If we fail to keep pace with emerging technologies or are unable to develop, manufacture and introduce new products, we will become uncompetitive, our pricing and margins will decline and our business will suffer.

Our failure to successfully manage the transition between our older products and our new products may adversely affect our financial results. As we introduce new or enhanced products, we must successfully manage the transition from older products to minimize disruption in customers’ ordering patterns, avoid excessive levels of older product inventories and provide sufficient supplies of new products to meet customer demands. When we introduce new or enhanced products, we face numerous risks relating to product transitions, including the inability to accurately forecast demand and difficulties in managing different sales and support requirements due to the type or complexity of the new products. For instance, many of our existing customers are currently scaling up production on the Mapping 500K Array Set and some of these customers are experiencing challenges in the scale up which may affect the timing of future 500K Set product reorders.

We expect to face increasing competition.

Future competition will likely come from existing competitors as well as other companies seeking to develop new technologies for analyzing genetic information. For example, companies such as Agilent Technologies, Applied Biosystems, GE Healthcare (through its acquisition of Amersham Biosciences) and Illumina have products for gene expression research and analysis which are directly competitive with our GeneChip® Mapping array products. In addition, pharmaceutical and biotechnology companies have significant needs for genomic information and may choose to develop or acquire competing technologies to meet these needs. In the molecular diagnostics field, competition will likely come from established diagnostic companies, companies developing and marketing DNA probe tests for genetic and other diseases and other companies conducting research on new technologies to ascertain and analyze genetic information. Further, in the event that we develop new technology and products that compete with existing technology and products of well established companies, there can be no guarantee that the marketplace will readily adopt any such new technology and products that we may introduce in the future.

The market for molecular diagnostics products is currently limited and highly competitive, with several large companies already having significant market share. Companies such as Abbott Laboratories, Bayer AG, Beckman Coulter, Becton Dickinson, bioMérieux, Celera Diagnostics, Johnson & Johnson and Roche Diagnostics have made strategic commitments to diagnostics, have financial and other resources to invest in new technologies, and have substantial intellectual property portfolios, substantial experience in new product development, regulatory expertise, manufacturing capabilities and the distribution channels to deliver products to customers. Established diagnostic companies also have an installed base of instruments in several markets, including clinical and reference laboratories, which are not compatible with the GeneChip® system and could deter acceptance of our products. In addition, these companies have formed alliances with genomics companies which provide them access to genetic information that may be incorporated into their diagnostic tests.

Recent accounting pronouncements may impact our future financial position and results of operations.

There have been new accounting pronouncements or regulatory rulings that will have an impact on our future financial position and results of operations. For instance, on December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS 123(R) is similar to the approach described in Statement 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We expect to adopt SFAS 123(R) effective January 1, 2006 under the modified-prospective method. The adoption of SFAS 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. With the adoption of SFAS 123(R), we expect to record stock-based compensation of approximately $11.0 million, net of tax, or $0.15 per diluted share in 2006. Our estimate of stock-based compensation expense is affected by our stock price, the number of stock-based awards we may grant in 2006, as well as a number of complex and subjective valuation assumptions and the related tax effect. These valuation assumptions include, but are not limited to, the volatility of our stock price, the estimated forfeiture rates and employee stock option exercise behaviors.

Our effective tax rate may vary significantly.

Our future effective tax rates could be adversely affected by various internal and external factors. These factors include, but are not limited to, earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates; changes in the valuation of our deferred tax assets and liabilities; or changes in tax laws or interpretations thereof; changes in tax rates, future levels of research and development spending, and changes in overall levels of pretax earnings. Any new interpretative accounting guidance related to accounting for uncertain tax positions could adversely affect our tax provision.

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

Our success in penetrating emerging market opportunities in molecular diagnostics depends on the efforts of our partners and the ability of our GeneChip® technologies to be used in clinical applications for diagnosing and informing the treatment of disease.

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

The molecular diagnostics market is relatively new for us and presents us with new risks and uncertainties. Our success in this area depends to a large extent on our collaborative relationships and the ability of our collaborative partners to successfully market and sell products using our GeneChip® technologies. As a result, we are also dependent on the ability of our collaborative partners to achieve regulatory approval for such products in the United States and in overseas markets. Although Roche received FDA approval of the first diagnostic genotyping test for use with our GeneChip® System 3000Dx in late 2004, there can be no assurance that other products using our GeneChip® technologies will achieve needed approvals.

We may not successfully obtain regulatory approval of any diagnostic or other product or service that we or our collaborative partners develop.

The FDA must approve certain in-vitro diagnostic products before they can be marketed in the U.S. Certain in-vitro diagnostic products must also be approved by the regulatory agencies of foreign governments or jurisdictions before the product can be sold outside the U.S. Commercialization of our and our collaborative partners’ in-vitro diagnostic products outside of the research environment that may depend upon successful completion of clinical trials. Clinical development is a long, expensive and uncertain process and we do not know whether we, or any of our collaborative partners, will be permitted to undertake clinical trials of any potential in-vitro diagnostic products. It may take us or our collaborative partners many years to complete any such testing, and failure can occur at any stage. Delays or rejections of potential products may be encountered based on changes in regulatory policy for product approval during the period of product development and regulatory agency review. Moreover, if and when our projects reach clinical trials, we or our collaborative partners may decide to discontinue development of any or all of these projects at any time for commercial, scientific or other reasons. Any of the foregoing matters could have a material adverse effect on our business, financial condition and results of operations.

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

Our diagnostic clinical laboratory will be subject to extensive federal and state regulation including the requirements of the Clinical Laboratory Improvement Act of 1988 (CLIA). CLIA is intended to ensure the quality and reliability of clinical laboratories in the United States by requiring all laboratories to meet specified standards in the areas of personnel qualification, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections. There can be no assurance that regulations under and future administrative interpretations of CLIA will not have an adverse impact on the potential market for our diagnostic clinical laboratory.

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

We depend on our vendors to provide components of our products in required volumes, at appropriate quality and reliability levels, and in compliance with regulatory requirements. Key parts of the GeneChip® product line are currently available only from a single source or limited sources. In addition, components of our manufacturing equipment and certain raw materials used in the synthesis of probe arrays are available from limited sources. If supplies from these vendors were delayed or interrupted for any reason, we would not be able to get manufacturing equipment, produce probe arrays, or sell scanners or other components for our GeneChip® products in a timely fashion or in sufficient quantities or under acceptable terms. Furthermore, our business is dependent on our ability to forecast the needs for components and products in the GeneChip® product line and our suppliers’ ability to deliver such components and products in time to meet critical manufacturing and product release schedules. Our business could be adversely affected, for example, if suppliers fail to meet product release schedules, if we experience supply constraints, if we fail to negotiate favorable pricing or if we experience any other interruption or delay in the supply chain which interferes with our ability to manufacture our products or manage our inventory levels.

Our success will require that we establish a strong intellectual property position and that we can defend ourselves against intellectual property claims from others.

Maintaining a strong patent position is critical to our business. Litigation on these matters has been prevalent in our industry and we expect that this will continue. Patent law relating to the scope of claims in the technology fields in which we operate is still evolving and the extent of future protection is highly uncertain, so there can be no assurance that the patent rights that we have or may obtain will be valuable. Others have filed, and in the future are likely to file, patent applications that are similar or identical to ours or those of our licensors. To determine the priority of inventions, we will have to participate in interference proceedings declared by the United States Patent and Trademark Office that could result in substantial costs in legal fees and could substantially affect the scope of our patent protection. We cannot assure investors that any such patent applications will not have priority over our patent applications. Also, our intellectual property may be subject to significant administrative and litigation proceedings such as opposition proceedings against our patents in Europe, Japan and other jurisdictions. In addition, we have incurred and may in future periods incur substantial costs in litigation to defend against patent suits brought by third parties or initiated by us. For example, we currently are engaged in litigation regarding intellectual property rights with Multilyte Ltd. and Enzo Life Sciences, Inc. For additional information concerning intellectual property litigation and administrative proceedings, see Part I, Item 3, Legal Proceedings, of this Form 10-K.

In addition to patent protection, we also rely upon copyright and trade secret protection for our confidential and proprietary information. There can be no assurance, however, that such measures will provide adequate protection for our copyrights, trade secrets or other proprietary information. In addition, there can be no assurance that trade secrets and other proprietary information will not be disclosed, or that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to or disclose our trade secrets and other proprietary information. There can also be no assurance that we will be able to effectively protect our copyrights, trade secrets or other proprietary information. If we cannot obtain, maintain or enforce intellectual property rights, our competitors may be able to offer probe array systems similar to our GeneChip® technology.

Our success also depends in part on us neither infringing patents or other proprietary rights of third parties nor breaching any licenses that may relate to our technologies and products. We are aware of third-party patents that may relate to our technology, including reagents used in probe array synthesis and in probe array assays, probe array scanners, synthesis techniques, polynucleotide amplification techniques, assays, and probe arrays. We routinely receive notices claiming infringement from third parties as well as invitations to take licenses under third party patents. There can be no assurance that we will not infringe on these patents or other patents or proprietary rights or that we would be able to obtain a license to such patents or proprietary rights on commercially acceptable terms, if at all.

If we are unable to maintain our relationships with collaborative partners, we may have difficulty developing and selling our products and services.

We believe that our success in penetrating our target markets depends in part on our ability to develop and maintain collaborative relationships with key companies as well as with key academic researchers. Currently, our significant collaborative partners include Qiagen GmBH for sample preparation and purification systems, Invitrogen Corporation for reagents, and Ingenuity Systems, Inc. for analytical software. We collaborate with both Beckman Coulter Inc. and Caliper Life Sciences in the development of automation for GeneChip® technology applications for use in drug discovery, drug development and clinical research. Roche, bioMérieux and Veridex are collaborative partners in the development of chip products for medical diagnostic and applied testing markets. Relying on these or other collaborative relationships is risky to our future success because:

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

We have previously engaged in acquisitions and may do so in the future in order to exploit technology or market opportunities. If we acquire another company, we may not be able to successfully integrate the acquired business into our existing business in a timely and non-disruptive manner, or at all. Furthermore, an acquisition may not produce the revenues, earnings or business synergies that we anticipate. If we fail to integrate the acquired business effectively or if key employees of that business leave, the anticipated benefits of the acquisition would be jeopardized. The time, capital management and other resources spent on an acquisition that fails to meet our expectations could cause our business and financial condition to be materially and adversely affected. For example, on October 21, 2005, we completed the acquisition of ParAllele BioScience, Inc. We may not realize the anticipated benefits of the acquisition because of integration and other challenges which include, among others, unanticipated incompatibility of corporate and administrative infrastructures, the ability to retain key employees, including key scientists, the diversion of management’s attention from ongoing business concerns, and the potential adverse reaction of customers to the merger or resulting changes to the combined company’s product and services offerings. In addition, acquisitions can involve substantial charges and amortization of significant amounts of deferred stock compensation that could adversely affect our results of operations.

The market price of our common stock has been volatile.

The market price of our common stock is volatile. To demonstrate this volatility, during the twelve-month period ending on December 31, 2005, the volume of our common stock traded on any given day ranged from 215,200 to 11,118,700 shares. Moreover, during that period, our common stock traded as low as $33.94 per share and as high as $59.73 per share.

Furthermore, volatility in the stock price of other companies has often led to securities class action litigation against those companies. Any future securities litigation against us could result in substantial costs and divert management’s attention and resources, which could seriously harm our business, financial condition and results of operations.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

The following chart indicates the facilities that we own or lease, the location and size of each such facility and their designated use. We expect our facilities needs to increase over the next several years as we continue to expand our worldwide commercial operations and our manufacturing capabilities.

Location	Approximate Square Feet	Operation	Own or Lease (Expiration)
Bedford, MA	80,000 sq. ft.	R&D, Manufacturing, Administrative	Lease expires 2013
Emeryville, CA	11,000 sq. ft.	Software Development	Lease expires 2010
Osaka, Japan	710 sq. ft.	Administrative	Lease expires 2007
Santa Clara, CA	200,000 sq. ft.	R&D, Administrative	Lease expires 2013
Singapore	1,700 sq. ft.	Administrative	Lease expires 2007
	147,000 sq. ft	Manufacturing	Lease expires 2008
Sunnyvale, CA	31,000 sq. ft.	R&D	Lease expires 2008
	57,000 sq. ft.	Administrative	Lease expires 2010
Tokyo, Japan	11,000 sq. ft.	Administrative	Lease expires 2007
Wooburn Green, UK	10,000 sq. ft.	Administrative	Lease expires 2016
West Sacramento, CA	52,000 sq. ft.	Manufacturing	Own (facility and land)
	3,800 sq. ft.	Warehouse	Lease expires 2006
Shanghai, China	4,000 sq. ft.	Administrative	Lease expires 2009
South San Francisco, CA	35,000 sq.ft.	R&D, Manufacturing, Administrative	Lease expires 2007

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

Multilyte Litigation

Multilyte Ltd., a British corporation, and Affymetrix are engaged in legal proceedings in Germany and the United States to address allegations made by Multilyte that we infringe certain patents owned by Multilyte (the “Multilyte patents”) by making and selling our GeneChip® DNA microarray products.

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

United States

In the U.S. action, on August 13, 2003, we commenced proceedings in the United States District Court for the Northern District of California seeking a declaratory judgment that eight Multilyte patents are not infringed and are invalid. Multilyte has agreed that we do not infringe five of the eight named patents. On October 24, 2003, we filed an amended complaint seeking a declaratory judgment as to three of the original eight named patents—U.S. Patents 5,432,099, 5,599,720 and 5,807,755. Multilyte answered our complaint for declaratory judgment and asserted counterclaims against us alleging infringement of the three patents named by us in our complaint. Multilyte has submitted the three patents-in-suit to the United States Patent and Trademark Office for voluntary re-examination. These patents remain in re-examination in the USPTO. On April 28, 2005, the Court granted our motions for summary judgment of non-infringement and entered a final judgment in the action in favor of us against Multilyte. On May 5, 2005, Multilyte filed a notice of motion to amend the judgment asserting that the Court’s entry of final judgment was premature because it did not give Multilyte the opportunity to present evidence showing infringement under the Court’s most recent claim construction. On June 23, 2005, the Court again granted summary judgment of non-infringement in favor of us. Multilyte has appealed the Court’s decision to the United States Court of Appeals for the Federal Circuit which held oral argument on the appeal on March 7, 2006.

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

On November 10, 2003, we filed a complaint against Enzo in the United States District Court for the Southern District of New York for declaratory judgment, breach of contract and injunctive relief relating to the 1998 agreement. In our complaint, we allege that Enzo has engaged in a pattern of wrongful conduct against us and other Enzo labeling reagent customers by, among other things, asserting improperly broad rights in its patent portfolio, improperly using the 1998 agreement and distributorship agreements with others in order to corner the market for non-radioactive labeling reagents, and improperly using the 1998 agreement to claim ownership rights to our proprietary technology. We seek declarations that we have not breached the 1998 agreement, that we are entitled to sell our remaining inventory of Enzo reagent labeling kits, and that nine Enzo patents that are identified in the 1998 agreement are invalid and/or not infringed by us. We also seek damages and injunctive relief to redress Enzo’s alleged breaches of the 1998 agreement, its alleged tortious interference with the Company’s business relationships and prospective economic advantage, and Enzo’s alleged unfair competition. We filed a notice of related case stating that our complaint against Enzo is related to the complaints already pending in the Southern District of New York against eight other former Enzo distributors. The U.S. District Court for the Southern District of New York has related our case. There is no trial date in the actions between Enzo and us.

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

Administrative Litigation and Proceedings

Our intellectual property is subject to a number of significant administrative and litigation actions. For example, in Europe and Japan, we expect third parties to oppose significant patents that we own or control. Currently, Multilyte Ltd. and ProtoGene Laboratories, Inc. have filed oppositions against our EP 0 619 321 patent in the European Patent Office. PamGene B.V. filed an opposition against our EP 0 728 520 patent and it was revoked at oral proceedings on January 14, 2004. Affymetrix has appealed this ruling. Also, Abbott Laboratories, Applera, Clondiag and CombiMatrix are parties in opposition against our EP 0 834 575. An oral hearing was conducted by the Opposition Division which upheld the patent on December 4, 2004, and this decision has been appealed. Abbott Laboratories, CombiMatrix, PamGene B.V., Applera and Dr. Peter Schneider filed an opposition against our EP 0 834 576 patent. The Opposition Division revoked the patent during an oral hearing on February 23, 2005 and we have appealed this ruling. CombiMatrix has filed an opposition against EP 0 695 941, Agilent, CombiMatrix, Clondiag and Applera have filed an opposition against EP 0 853 679, Applera has opposed EP 0 972 564 and Degussa AG has filed an opposition against EP 1 086 742. These procedures will result in the respective patents being either upheld in their entirety, allowed to issue in amended form in designated European countries, or revoked.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the year ended December 31, 2005.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq National Market System under the symbol of AFFX. The following table sets forth, for the periods indicated, the low and high bid prices per share for our common stock as reported by the Nasdaq National Market.

	Low	High
2004
First Quarter	$23.18	$36.30
Second Quarter	$26.56	$38.20
Third Quarter	$24.48	$32.52
Fourth Quarter	$28.89	$37.48
2005
First Quarter	$33.94	$45.47
Second Quarter	$42.18	$55.10
Third Quarter	$40.03	$59.73
Fourth Quarter	$42.19	$52.44

As of March 8, 2006, there were approximately 475 holders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company (“DTC”).  All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and therefore, are considered to be held of record by Cede & Co. as one shareholder.

No dividends have been paid on our common stock. We currently intend to retain all future earnings, if any, for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

ITEM 6.                SELECTED FINANCIAL DATA

The following selected historical consolidated financial information has been derived from our audited consolidated financial statements. The balance sheet data as of December 31, 2005 and 2004 and statements of operations data for each of the three years in the period ended December 31, 2005 are derived from audited consolidated financial statements included in this Form 10-K. You should read this table in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue:
Product and product related revenue	$350,190	$330,885	$280,780	$248,538	$194,936
Royalties and other revenue	8,339	9,832	10,556	19,777	18,447
Revenue from Perlegen Sciences	9,073	5,245	9,460	21,559	11,491
Total revenue	367,602	345,962	300,796	289,874	224,874
Income (loss) from operations	57,413	59,719	17,544	5,266	(40,596)
Net income (loss)	$57,516	$47,608	$14,285	$(1,630)	$(33,121)
Basic net income (loss) per common share	$0.90	$0.79	$0.24	$(0.03)	$(0.58)
Diluted net income (loss) per common share	$0.84	$0.74	$0.24	$(0.03)	$(0.58)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and available-for-sale securities	$284,932	$205,715	$459,883	$361,458	$368,823
Working capital	345,566	226,211	192,778	371,708	372,718
Total assets(2)	766,823	499,771	700,164	601,403	580,015
Long-term obligations(1)	139,790	153,845	166,586	380,222	378,000

(1)    In September 1999, we issued $150.0 million principal amount of 5% convertible subordinated notes. In February 2000, we issued $225.0 million principal amount of 4.75% convertible subordinated notes. In August 2001, we repurchased $5.0 million principal amount of the 4.75% notes for total consideration of $3.3 million. In connection with the transaction, we recorded an extraordinary gain of approximately $1.7 million in fiscal 2001 which was reclassified during fiscal 2002 to interest income and other, net in accordance with Financial Accounting Standard (“FAS”) 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” In December 2002, we repurchased $1.1 million principal amount of the 4.75% notes for total consideration of approximately $0.9 million. In connection with the transaction we recorded a gain of $0.2 million which is included in interest income and other, net. In the second quarter of 2003, we repurchased $53.4 million principal amount of our 4.75% convertible subordinated notes due in 2007 and $48.0 million principal amount of our 5.0% convertible subordinated notes due in 2006. In connection with these transactions, we recognized a net loss of approximately $1.0 million which is included in interest income and other, net. In December 2003, we issued $120.0 million principal amount of 0.75% senior convertible notes. In January 2004, we completed the redemption of our 5.0% notes ($102.0 million face value). In connection with the redemption, we recorded a charge of $3.2 million to interest expense in the first quarter of 2004, related to the unamortized issuance costs and redemption fee associated with the repurchased 5.0% notes. In February 2004, we also completed the redemption of our 4.75% notes ($165.5 million face value). In connection with the redemption, we recorded a charge of $4.9 million to interest expense related to the unamortized issuance costs and redemption fee associated with the repurchased 4.75% notes.

Included in long-term obligations in 2003 through 2005 is the long term portion of deferred revenue relating primarily to our collaboration agreement with Roche. In January 2003, we expanded our collaboration with Roche. Under the terms of the collaborative agreement, Roche paid us an up-front, nonrefundable license fee of $70.0 million. We are recognizing this amount as a component of product related revenue over the research and product development phase which is expected to approximate five years.

(2)    On October 21, 2005, we completed the $122.4 million acquisition of ParAllele BioScience, Inc. (“ParAllele”), a provider of comprehensive genetic discovery solutions to the life science research, pharmaceutical and diagnostic sectors.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this document.

This discussion should be read in conjunction with the other sections of this Annual Report on Form 10-K, including “Item 1: Business”; “Item 1A: Risk Factors”; “Item 6: Selected Financial Data”; and “Item 8: Financial Statements and Supplementary Data.” The various sections of this discussion contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing. Our actual results may differ materially.

All statements in this Annual Report on Form 10-K that are not historical are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 as amended, including statements regarding our “expectations,” “beliefs,” “hopes,” “intentions,” “strategies” or the like. Such statements are based on our current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. We caution investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the risk factors discussed in this Annual Report on Form 10-K in Item 1A. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

Overview

We are engaged in the development, manufacture, sale and service of consumables and systems for genetic analysis for use in the life sciences and in clinical diagnostics, and emerging markets outside of healthcare including agricultural markets, environmental testing and bio-defense applications. Our industry is affected by a number of factors that influence its size and development. These factors include the availability of genomic sequence data for human and other organisms, technological innovation that increases throughput and lowers the cost of genomic and genetic analysis, the development of new computational techniques to handle and analyze large amounts of genomic data, the availability of government and private funding for basic and disease-related research, the amount of capital and ongoing expenditures allocated to research and development spending by biotechnology, pharmaceutical and diagnostic companies, the application of genomics to new areas including molecular diagnostics, agriculture, human identity and consumer goods, and the availability of genetic markers and signatures of diagnostic value.

We have established our GeneChip® system as the platform of choice for acquiring, analyzing and managing complex genetic information. Our integrated GeneChip® platform includes disposable DNA probe arrays (chips) consisting of gene sequences set out in an ordered, high density pattern; certain reagents for use with the probe arrays; a scanner and other instruments used to process the probe arrays; and software to analyze and manage genomic information obtained from the probe arrays. We currently sell our products directly to pharmaceutical, biotechnology, agrichemical, diagnostics and consumer products companies as well as academic research centers, government research laboratories, private foundation laboratories and clinical reference laboratories in North America, Europe and Japan. We also sell our products through life science supply specialists acting as authorized distributors in Latin America, India, the Middle East, and Asia Pacific regions, including China. We have incurred net losses and negative cash flows from operations in the past, but have now achieved profitability for three consecutive fiscal years. The following overview describes key elements of our business strategy and our goals for fiscal 2006:

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

Increase sales related to our consumables:   Our goal in 2006 is to continue to grow our product and product related revenue. We expect to achieve this goal through continued growth in sales of our consumable probe arrays and reagents as well as related services as we expand our product lines, applications and add new customers. We anticipate that our continued growth in consumables will offset an expected decline in instrument sales as we finish our instrument upgrade cycle.

Maintain our operating margins.   Management is focused on growing the business and increasing its operating profitability. In addition to the revenue growth opportunities described above, we will continue to closely manage our manufacturing costs and operating expenses. We expect a slight decline in gross margins for 2006 as we continue to expand our manufacturing capacity to support our anticipated sales growth in consumables. In addition, we will see increased operating costs and expenses related to our adoption of SFAS 123(R) and our integration of the ParAllele acquisition.

Acquisition

On October 21, 2005, Affymetrix acquired 100% of the outstanding shares of ParAllele BioScience, Inc. (“ParAllele”), a provider of comprehensive genetic discovery solutions to the life science research, pharmaceutical and diagnostic sectors. ParAllele’s products and services utilize a unique approach that leverages novel biochemical processes rather than complex instrumentation to discover and analyze minute variations in the human genome. We expect the acquisition to accelerate the development and commercialization of new products and create greater opportunities for market penetration and revenue generation as well as increase our core assay development capabilities.

The total purchase price of the ParAllele acquisition was $122.4 million and includes the following components (in thousands):

Fair value of Affymetrix common stock issued	$99,446
Merger consideration paid in cash	11,723
Fair value of stock options assumed	7,666
Direct transaction costs	3,582
Total purchase price	$122,417

The results of operations of ParAllele have been included in the accompanying consolidated financial statements from the date of acquisition. See Note 3 for further information regarding this acquisition.

CRITICAL ACCOUNTING POLICIES & ESTIMATES

General

The following section of Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

REVENUE RECOGNITION

We enter into contracts to sell our products and, while the majority of our sales agreements contain standard terms and conditions, there are agreements that contain multiple elements or non-standard terms and conditions. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes, and if so, how the value of the arrangement should be allocated among the deliverable elements, when and how to recognize revenue for each element, and the period over which revenue should be recognized. We recognize revenue for delivered elements only when the fair values of undelivered elements are known and customer acceptance has occurred. Changes in the allocation of the sales price between delivered to undelivered elements might impact the timing of revenue recognition, but would not change the total revenue recognized on any arrangement.

ACCOUNTS RECEIVABLE

We evaluate the collectibility of our trade receivables based on a combination of factors. We regularly analyze our significant customer accounts, and, when we become aware of a specific customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position, we record specific bad debt allowances to reduce the related receivable to the amount we reasonably believe is collectible. We also record allowances for bad debt on a small portion of all other customer balances based on a variety of factors including the length of time the receivables are past due, the financial health of the customer, macroeconomic considerations and historical experience. If circumstances related to specific customers change, our estimates of the recoverability of receivables could be further adjusted.

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

NONMARKETABLE EQUITY SECURITIES

As part of our strategic efforts to gain access to potential new products and technologies, we invest in equity securities of certain private biotechnology companies. Our nonmarketable equity securities are carried at cost unless we determine that an impairment that is other than temporary has occurred, in which case we write the investment down to its impaired value. We periodically review our investments for impairment; however, the impairment analysis requires significant judgment in identifying events or circumstances that would likely have significant adverse effect on the fair value of the investment. The analysis may include assessment of the investee’s (i) revenue and earnings trend, (ii) business outlook for its products and technologies, (iii) liquidity position and the rate at which it is using its cash, and (iv) likelihood of obtaining subsequent rounds of financing. If an investee obtains additional funding at a valuation lower than our carrying value, we presume that the investment is other than temporarily impaired. We have experienced impairments in our portfolio due to the decline in equity markets over the past few years. However, we are not able to determine at the present time which specific investments are likely to be impaired in the future, or the extent or timing of the individual impairments.

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

RECENT ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS 123(R) is similar to the approach described in Statement 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their estimated fair values. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting standards. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Pro forma disclosure in our notes to our consolidated financial statements will no longer be an alternative. We will adopt SFAS 123(R) effective January 1, 2006 under the modified-prospective method. As permitted by Statement 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. With the adoption of SFAS 123(R), we expect to record stock-based compensation of approximately $11.0 million, net of tax, or $0.15 per diluted share in 2006. Our estimate of stock-based compensation expense is affected by our stock price, the number of stock-based awards it may grant in 2006, as well as a number of complex and subjective valuation assumptions and the related tax effect. These valuation assumptions include, but are not limited to, the volatility of our stock price, the estimated forfeiture rates and employee stock option exercise behaviors.

RESULTS OF OPERATIONS

The following discussion compares the historical results of operations for the years ended December 31, 2005, 2004 and 2003.

PRODUCT SALES

The components of product sales are as follows (in thousands, except percentage amounts):

	Year ended December 31,			Dollar change from		Percentage change from
	2005	2004	2003	2004	2003	2004	2003
Probe arrays	$197,949	$168,243	$139,591	$29,706	$28,652	18%	21%
Reagents	42,428	31,744	20,419	10,684	11,325	34	55
Instruments	62,636	77,269	62,738	(14,633)	14,531	(19)	23
Total product sales	$303,013	$277,256	$222,748	$25,757	$54,508	9	24

Total product sales increased in 2005 as compared to 2004. Probe array sales increased primarily due to an increase of $69.3 million in revenue related to growth in unit sales of our GeneChip® probe arrays. This increase was partially offset by a decrease of $39.6 million in revenue related to a decline in the average selling price of our arrays due to a change in product mix. Reagent sales increased primarily due to an increase in the average selling price of our reagents related to a change in product mix and growth in reagent unit sales associated with increased probe array unit sales. Instrument sales decreased primarily due to a decrease of $16.4 million in revenue related to a decline in unit sales of our GeneChip® Scanner 3000 upgrades as we end our GeneArray® Scanner 2500 upgrade cycle as well as a decrease of $4.4 million in revenue related to a decline in unit sales and in the average selling price of our Fluidics Station 450. These decreases were partially offset by growth of $4.4 million in revenue related to increased unit sales of our new automation equipment and growth of $4.1 million in revenue related to increased unit sales of our GeneChip® Scanner 3000 high-resolution upgrades.

Total product sales increased in 2004 as compared to 2003. Probe array sales increased primarily due to an increase of $32.4 million in revenue related to growth in unit sales of our GeneChip® probe arrays. This increase was partially offset by a decrease of $4.6 million in revenue related to a decline in the average selling price of our probe arrays due to a change in product mix. The increase in unit sales of our probe arrays was primarily the result of new product introductions. Reagent sales increased primarily due to increased probe array sales and continued market acceptance of our new internally manufactured reagents. Instrument sales increased primarily due to growth of $2.5 million in revenue related to increased unit sales of our GeneChip® Scanner 3000 instruments and upgrades, growth of $6.9 million in revenue related to increased unit sales of full GeneChip® instrumentation systems including our new GCS 3000Dx system, and growth of $3.8 million in revenue related to an increase in the average selling price of our instruments due to a change in product mix.

PRODUCT RELATED REVENUE

The components of product related revenue are as follows (in thousands, except percentage amounts):

	Year ended December 31,			Dollar change from		Percentage change from
	2005	2004	2003	2004	2003	2004	2003
Subscription fees	$12,448	$20,669	$26,208	$(8,221)	$(5,539)	(40)%	(21)%
Service and other	20,172	15,526	18,451	4,646	(2,925)	30	(16)
License fees and milestone revenue	14,557	17,434	13,373	(2,877)	4,061	(17)	30
Total product related revenue	$47,177	$53,629	$58,032	$(6,452)	$(4,403)	(12)	(8)

Total product related revenue decreased in 2005 as compared to 2004. The decrease was primarily due to the decline in subscription fees earned under our GeneChip® array access programs as we continue to transition customers to volume-based pricing on array sales. Additionally, the recognition of $2.2 million in milestone revenue due to the achievement of substantive goals as defined by our collaborative agreements in 2004 contributed to the decrease. Service and other revenue increased in 2005 primarily due to an increase of approximately $3.2 million in other revenue related to DNA analysis services pertaining to the completion of certain contracts assumed by us upon the acquisition of ParAllele in the fourth quarter of 2005 and due to increased sales of service contracts for our GeneChip® Scanner 3000.

Total product related revenue decreased in 2004 as compared to 2003. The decrease was primarily due to a decline in subscription fees earned under GeneChip® array access programs as we continue to transition customers to volume-based pricing on array sales. In addition, service and other revenue declined primarily due to a $1.8 million decline in service contract revenue due to a decrease in the number of contracts as pre-existing scanner customers upgraded to our GeneChip® Scanner 3000 which is covered by a one year warranty. These decreases were partially offset by an additional $1.1 million of license fees earned from a full year of amortization of the Roche agreement and the recognition of $2.2 million in milestone revenue due to the achievement of substantive at risk goals as defined by our collaborative agreements.

ROYALTY AND OTHER REVENUE (in thousands, except percentage amounts)

	Year ended December 31,			Dollar change from		Percentage change from
	2005	2004	2003	2004	2003	2004	2003
Royalties and other revenue	$8,339	$9,832	$10,556	$(1,493)	$(724)	(15)%	(7)%

Royalties and other revenue decreased in 2005 as compared to 2004. The decrease was primarily due to a decline in the number of our non-core license agreements and the recognition of one monetary and one non-monetary license agreement with no continuing performance obligations in 2004 partially offset by the recognition of a $1.5 million license agreement with no continuing performance obligations in the fourth quarter of 2005.

Royalties and other revenue decreased in 2004 as compared to 2003. The decrease was primarily due to a decline in the number and average value of our remaining non-core license agreements.

REVENUE FROM PERLEGEN SCIENCES, INC. (in thousands, except percentage amounts)

	Year ended December 31,			Dollar change from		Percentage change from
	2005	2004	2003	2004	2003	2004	2003
Revenue from Perlegen Sciences	$9,073	$5,245	$9,460	$3,828	$(4,215)	73%	(45)%

Revenue from Perlegen Sciences, a related party, increased in 2005 as compared to 2004. These increases were primarily due to increased demand by Perlegen for our probe arrays and whole wafers. Probe arrays and wafers used by Perlegen for use in their research and development activities are sold at our fully burdened cost of manufacturing. We also earn a royalty on certain of these wafers if these products are used by Perlegen for certain revenue activities. Royalties recognized were $2.8 million and $1.4 million in 2005 and 2004. Beginning in the fourth quarter of 2005, we also began selling probe arrays and reagents to Perlegen for use in certain new applications, with 2005 revenues totaling $1.0 million.

Revenue from Perlegen Sciences, a related party, decreased in 2004 as compared to 2003. The decline was primarily due to decreased demand by Perlegen for our whole wafers. We sell whole wafers to Perlegen for use in Perlegen’s research and development activities at our fully burdened cost of manufacturing. Starting in the second quarter of 2004, we began recognizing royalties on the sale of probe arrays that were utilized by Perlegen for revenue generating activities. The royalities earned on the sale of these probe arrays was $1.4 million in 2004.

PRODUCT AND PRODUCT RELATED GROSS MARGINS (in thousands, except percentage amounts)

	Year ended December 31,			Dollar /Point change from
	2005	2004	2003	2004	2003
Gross margin on product sales	$218,305	$195,556	$142,590	$22,749	$52,966
Gross margin on product related revenue	35,627	43,995	48,375	(8,368)	(4,380)
Gross margin on product and product related revenue	$253,932	$239,551	$190,965	$14,381	$48,586
Product gross margin as a percentage of product sales	72.0%	70.5%	64.0%	1.5	6.5
Product related gross margin as a percentage of product related revenue	75.5%	82.0%	83.4%	(6.5)	(1.4)

The gross margin percentage on product sales increased in 2005 as compared to 2004. Of the 1.5 point increase in product gross margins, approximately 1.0 point of the increase can be attributed to an increase in probe array gross margins due to the conversion of a royalty bearing technology license from Oxford Gene Technology (OGT) to a fully paid-up non-royalty bearing license in the second half of 2004. The remainder of the gross margin increase can be attributed to decreased unit costs associated with the increased utilization of our probe array manufacturing facility due to increased sales volume and a change in our overall product mix towards our higher margin products such as probe arrays and reagents. The increase was partially offset by a decrease in gross margin of approximately 1.0 point which can be attributed to a $2.0 million warranty adjustment and related yield issues associated with the release of our Mapping 500K Array product in the third quarter of 2005.

The gross margin percentage on product related revenue decreased in 2005 as compared to 2004. The margin decreases were primarily due to a decline in sales of our access agreements as we continue to transition customers to volume-based pricing on array sales and the recognition of $2.2 million in milestone revenue due to the achievement of substantive goals as defined by our collaborative agreements in 2004. We also incurred costs related to the completion of contracts entered into by ParAllele prior to the closing of the acquisition in the fourth quarter of 2005.

The gross margin percentage on product sales increased from in 2004 as compared to 2003. Of the 6.5 point increase in product gross margins, approximately 2.1 points of the increase can be attributed to an increase in probe array gross margins due to the conversion of a royalty bearing technology license from OGT to a fully paid-up non-royalty bearing license in the second half of 2004. The remainder of the gross margin increase can be attributed to increased utilization of our chip and instrument manufacturing facilities due to increased sales volume as well as a change in our overall product mix.

The gross margin percentage on product related revenue decreased in 2004 as compared to 2003. The 1.4 point decrease was primarily due to a decline in sales of our access agreements as we continue to transition customers to volume-based discounting on product sales and due to an increase in expenses related to certain of our service agreements. These margin decreases were partially offset by the recognition of $2.2 million in milestone revenue due to the achievement of substantive at risk goals as defined by our collaborative agreements.

COST OF PERLEGEN REVENUES (in thousands, except percentage amounts)

	Year ended December 31,			Dollar change from		Percentage change from
	2005	2004	2003	2004	2003	2004	2003
Cost of revenue from Perlegen Sciences	$5,154	$3,611	$9,460	$1,543	$(5,849)	43%	(62)%

Cost of Perlegen revenue increased in 2005 and increased as compared to 2004 primarily due to increased demand by Perlegen for our probe arrays and whole wafers.

Cost of Perlegen revenue decreased in 2004 as compared to 2003 primarily due to the reduction in wafer purchases made by Perlegen. This decrease was partially offset by costs associated with Perlegen’s purchase of GeneChip® instruments in the first half of 2004.

RESEARCH AND DEVELOPMENT EXPENSES (in thousands, except percentage amounts)

	Year ended December 31,			Dollar change from		Percentage change from
	2005	2004	2003	2004	2003	2004	2003
Research and development	$77,404	$73,405	$65,909	$3,999	$7,496	5%	11%

Research and development expenses increased in 2005 as compared to 2004. These increases were primarily due to an increase in the consumption of development supply materials of $2.1 million and an increase of $1.9 million in co-development costs. These increases are as a result of our preparation for new product introductions and applications expected to be introduced in the next twelve months. These increases were partially offset by a decrease of $2.5 million in performance based compensation.

Research and development expenses, which primarily consist of basic research, product research and development and manufacturing process and development increased in 2004 as compared to 2003. The growth was primarily due to $4.2 million in increased costs associated with the expanded use of our pilot operations facility in Sunnyvale for new product development. We also increased our spending on basic research and product research and development.

We believe a substantial investment in research and development is essential to a long-term sustainable competitive advantage and critical to expansion into additional markets and expect our expenses to increase as we integrate our ParAllele acquisition, develop new products and incorporate our stock-based compensation charges related to our adoption of SFAS 123(R).

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (in thousands, except percentage amounts)

	Year ended December 31,			Dollar change from		Percentage change from
	2005	2004	2003	2004	2003	2004	2003
Selling, general and administrative	$121,952	$116,973	$104,797	$4,979	$12,176	4%	12%

Selling, general and administrative expenses increased in 2005 as compared to 2004. These increases were primarily due to higher headcount-related costs from hiring new employees and normal salary increases for existing employees of $6.3 million and an increase of $2.5 million in consulting costs. Our increased headcount expenses and consulting costs were primarily due to our continued international expansion, investments in new strategic initiatives, and in anticipation of our new product introductions. These increases were partially offset by a decrease of $6.2 million in performance based compensation.

Selling, general and administrative expenses increased in 2004 as compared to 2003. The growth was partially due to an increase of $5.2 million in sales and marketing expenses which was comprised of $8.0 million related to new product introductions and increased sales volume in our American and European regions, partially offset by a decrease in sales and support costs of $2.8 million in Japan as our Japanese operations completed their obligations associated with a prior distribution agreement. In addition, general and administrative expenses increased by $7.0 million related to on-going regulatory compliance efforts and other general administrative costs. This increase is net of $3.7 million in lower legal expenses and the receipt of a cash settlement in 2004 of approximately $1.0 million in connection with the resolution of an intellectual property dispute.

Selling, general and administrative expenses are expected to continue to increase as we expand sales, marketing, and technical support functions, management and administrative functions, prosecute and defend our intellectual property position, defend against claims made by third parties in ongoing litigation, and incorporate our stock-based compensation charges related to our adoption of SFAS 123(R). We expect legal costs to vary substantially as the intensity of legal activity changes. There can be no assurance that we have adequately estimated our exposure for potential damages associated with pending or future litigation.

STOCK-BASED COMPENSATION (in thousands, except percentage amounts)

	Year ended December 31,			Dollar change from		Percentage change from
	2005	2004	2003	2004	2003	2004	2003
Stock-based compensation	$1,106	$920	$2,238	$186	$(1,318)	20%	(59)%

Stock-based compensation increased in 2005 as compared to 2004. In 2005, we recorded stock-based compensation expense related to restricted stock awards granted to certain employees and one fully vested restricted stock award granted to a non-employee. Also in 2005, stock-based compensation included the amortization of deferred stock compensation generated upon the acquisition of ParAllele in October 2005. The amortization of deferred stock-based compensation is principally attributable to research and development and selling, general and administrative employees. In 2004, stock-based compensation related to the amortization of deferred stock compensation generated upon the acquisition of Neomorphic in October 2000, this was fully amortized as of December 31, 2004, except for approximately $4.3 million related to an executive level Neomorphic employee.

Stock-based compensation, which primarily includes the amortization of deferred stock compensation in fiscal 2004 and 2003, decreased $1.3 million in 2004 as compared to 2003. Upon the acquisition of Neomorphic in October 2000, the fair value of unvested common stock subject to restricted stock agreements and the intrinsic value of the unvested options held by employees were deducted from the purchase price and allocated to deferred stock compensation. The amortization of deferred stock-based compensation is principally attributable to research and development and selling, general and administrative employees. As of December 31, 2004, all of the remaining deferred stock compensation related to the Neomorphic acquisition has been amortized except for approximately $4.3 million of deferred stock compensation.

We ceased amortizing $4.3 million of deferred stock compensation related to an executive level Neomorphic employee who commenced a leave of absence during the latter part of fiscal 2001. The terms of this restricted stock arrangement permit an extended leave of absence under certain circumstances and as such, any remaining deferred compensation will be amortized if and when the employee resumes active employee status with us. We expect to continue to grant restricted stock awards to certain employees. Accordingly, since these awards will be amortized to the appropriate cost and expense lines consistent with the vesting terms, the timing or size of these restricted stock awards upon the adoption of SFAS 123(R) could have a significant impact on our future results of operations.

With our adoption of SFAS 123(R), we expect to record stock-based compensation of approximately $11.0 million, net of tax, or $0.15 per diluted share in 2006. However, our estimate of future stock-based compensation expense is affected by our stock price, the number of stock-based awards we may grant in 2006, as well as a number of complex and subjective valuation assumptions and the related tax effect. These valuation assumptions include, but are not limited to, the volatility of our stock price, the estimated forfeiture rates and employee stock option exercise behaviors. The costs associated with stock-based compensation will be included in the appropriate cost and expense lines on our Consolidated Statement of Operations for our results in 2006.

AMORTIZATION OF PURCHASED INTANGIBLES (in thousands, except percentage amounts)

	Year ended December 31,			Dollar change from		Percentage change from
	2005	2004	2003	2004	2003	2004	2003
Amortization of purchased intangibles	$—	$—	$937	$—	$(937)	—%	(100)%

We incurred no charges related to the amortization of purchased intangibles in 2004 or 2005 as we fully amortized all of our purchased intangibles during the fiscal year ended 2003.

For fiscal 2003, the amortization of purchased intangibles represents the amortization of intangibles related to the acquisition of Neomorphic, Inc. We adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) on January 1, 2002. In accordance with SFAS 142, we reclassified $0.8 million of assembled workforce to goodwill and ceased the amortization of goodwill.

We completed our review for potential impairment of goodwill as of June 30, 2005, and concluded there was no impairment of goodwill. In addition, there have been no indicators of potential impairment through December 31, 2005.

ACQUIRED IN-PROCESS TECHNOLOGY (in thousands, except percentage amounts)

	Year ended December 31,			Dollar change from		Percentage change from
	2005	2004	2003	2004	2003	2004	2003
Acquired in-process technology	$8,315	$—	$10,096	$8,315	$(10,096)	—%	(100)%

During the year ended December 31, 2005, we recorded a charge of approximately $8.3 million to acquired in-process technology upon the October 21, 2005 completion of our acquisition of ParAllele BioScience, Inc. (“ParAllele”), a provider of comprehensive genetic discovery solutions to the life science research, pharmaceutical and diagnostic sectors. We utilized the assistance of a third party valuation specialist to help us determine the estimated fair value of certain research and development programs in-process at the acquisition date that had not yet reached technological feasibility and had no alternative future use. These projects primarily included the development of a DNA genotyping product and to a lesser extent certain RNA and other expression products. The fair values of these projects were determined using the Income Approach whereby we estimated each project’s related future net cash flows between 2005 and 2015 and discounted them to their present value using a risk adjusted discount rate of 28%. This discount rate is based on our estimated weighted average cost of capital adjusted upward for the risks associated with the projects acquired. The projected cash flows from the acquired projects were based on estimates of revenues and operating profits related to the projects considering the stage of development of each potential product acquired, the time and resources needed to complete the development and approval of each product, the life of each potential commercialized product and the inherent difficulties and uncertainties in developing products and services based on complex genetic technologies and biochemical processes. As of October 21, 2005 and December 31, 2005, the DNA genotyping project was 33% complete and the RNA & other projects were 40% complete. We expect to incur costs of approximately $5.6 million to complete the DNA genotyping project and costs of $1.5 million to complete the RNA & other projects. We expect significant cash flows from these projects to begin in 2006 and do not anticipate any material changes to historical pricing, expense levels or gross margins related to these products.

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

The estimates used by us in valuing the licensed technologies and acquired in process technologies were based upon assumptions we believe to be reasonable but which are inherently uncertain and unpredictable. Our assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the projected results.

INTEREST INCOME AND OTHER, NET (in thousands, except percentage amounts)

The components of interest income and other, net, are as follows:

	Year ended December 31,			Dollar change from		Percentage change from
	2005	2004	2003	2004	2003	2004	2003
Interest income	$8,118	$4,189	$7,382	$3,929	$(3,193)	94%	(43)%
Realized loss in Perlegen	(2,000)	—	—	(2,000)	—	(100)	—
Write (down) up of equity investment, net	(171)	(2,283)	4,876	2,112	(7,159)	93	(147)
Currency gains (losses), net	470	(458)	3,574	928	(4,032)	203	(113)
Other	323	869	830	(546)	39	(63)	5
Interest income and other, net	$6,740	$2,317	$16,662	$4,423	$(14,345)	191	(86)

Interest income and other, net, increased in 2005 as compared to 2004. The increase was primarily due to an increase in our cash and marketable securities balances as we continue to generate positive cashflows from operations and financing activities. However, these increases were partially offset by a realized loss related to the recognition of our proportionate share of Perlegen’s net loss. The carrying value of our investment in Perlegen has now been written down to zero at December 31, 2005; therefore, to the extent we do not make any additional future investments in Perlegen, we do not expect further charges related to this investment.

Interest income and other, net decreased in 2004 as compared to 2003. The decrease in interest income and other, net was primarily due to the recognition of a $4.4 million gain in 2003 on an equity investment in a privately-held biotechnology company following its acquisition by a publicly traded entity and a $1.4 million gain realized in 2003 on the sale of some of our Perlegen stock. In 2003, we also realized currency gains of $3.5 million prior to the date we began hedging a percentage of our assets in 2004 that are held in various foreign currencies of our subsidiaries with forward contracts, with the gains or losses on these contracts largely offsetting gains and losses on the change in value of the underlying assets. Interest income declined in 2004 due to lower cash and marketable securities balances following the $271.8 million of bond redemptions completed in the first quarter of 2004 and a $41.9 million license payment to OGT in the second quarter of 2004. Finally, we realized impairment charges of $2.3 million in 2004 due to other-than-temporary declines in the carrying values of certain non-marketable equity securities.

INTEREST EXPENSE (in thousands, except percentage amounts)

	Year ended December 31,			Dollar change from		Percentage change from
	2005	2004	2003	2004	2003	2004	2003
Interest expense	$1,545	$11,102	$17,358	$(9,557)	$(6,256)	(86)%	(36)%

Interest expense decreased in 2005 as compared to 2004. Interest expense in 2005 primarily consists of interest and amortization of the debt issuance costs associated with our $120.0 million 0.75% senior convertible notes issued in December 2003. Interest expense was higher in 2004 primarily due to the write off of approximately $3.8 million in issuance costs plus $4.3 million in redemption premiums incurred by us in connection with the redemption of our 5% and 4.75% convertible subordinated notes in January 2004.

Interest expense decreased in 2004 as compared to 2003. The decrease was primarily due to lower interest charges following the $271.8 million of bond redemptions completed in the first quarter of 2004 of our 5% and 4.75% convertible subordinated notes. This decrease was primarily due to the write off of approximately $3.8 million in issuance costs plus $4.3 million in redemption premiums incurred by us in connection with the redemption of our 5% and 4.75% convertible subordinated notes. In addition, the decrease was also offset by $1.7 million in interest expense and the amortization of debt issuance costs associated with the $120.0 million of 0.75% senior convertible notes issued in December 2003.

INCOME TAX PROVISION (in thousands, except percentage amounts)

	Year ended December 31,			Dollar change from		Percentage change from
	2005	2004	2003	2004	2003	2004	2003
Income tax provision	$5,092	$3,326	$2,563	$1,766	$763	53%	30%

The provision for income tax was approximately $5.1 million in 2005, up from $3.3 million in 2004. In 2005, the provision principally consists of federal taxes, state taxes, and taxes payable on the taxable profits generated by our foreign operations. The provision for income tax was approximately $3.3 million in 2004, up from $2.6 million in 2003. In 2004 and 2003, the provision consists of current taxes payable on the profits attributable to our foreign operations, state taxes and federal alternative minimum tax.

Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which included an analysis of projected future book and taxable income, as of December 31, 2005, we provided for a valuation allowance of $82.3 million.

During fiscal 2005, we reduced our deferred tax asset valuation allowance by approximately $35.9 million. In assessing the realizability of deferred tax assets, we considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We considered historical book income, the scheduled reversal of deferred tax assets, and projected future book and taxable income in making this assessment. Based upon a detailed analysis of historical and projected book and taxable income, we determined that the realization of certain deferred tax assets for which a valuation allowance had been recorded is considered more likely than not for purposes of reversing the valuation allowance.

As of December 31, 2005, we had total net operating loss carryforwards of $186.9 million, comprised of $144.2 million for U.S. federal and $42.7 million for state. The net operating loss carryforwards expire in the years 2018 through 2023. Additionally, we have federal and state research and development tax credit carryforwards and other various tax credit carryforwards of approximately $35.6 million, which expire in the years 2007 through 2025. Utilization of our net operating loss and tax credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

LIQUIDITY AND CAPITAL RESOURCES

Cashflow (in thousands)

	Year ended December 31,
	2005	2004	2003
Net cash provided by operating activities	$64,613	$48,932	$89,858
Net cash (used in) provided by investing activities	(82,304)	(46,785)	86,396
Net cash provided by (used in) financing activities	74,846	(235,083)	32,140
Effect of foreign currency translation on cash and cash equivalents	486	(397)	(354)
Net increase (decrease) in cash and cash equivalents	$57,641	$(233,333)	$208,040

Net Cash Provided by Operating Activities

Cash provided by operating activities is primarily driven by increases in our net income. However, operating cash flows differ from net income as a result of non-cash charges or differences in the timing of cash flows and earnings recognition. Significant components of the change in cash provided by operating activities are as follows:

Net cash used to purchase inventories totaled $15.1 million during 2005. This was related to our decision to stock finished goods instrument inventory at year-end as this is generally our largest sales period.

Deferred revenues declined $13.2 million during 2005 compared to a decrease of $10.1 million in 2004. The decrease in 2005 was primarily due to the amortization of the Roche collaboration fee.

Net Cash Provided by (Used in) Investing Activities

Our investing activities, other than purchases, sales and maturities of available-for-sale securities, primarily consist of capital expenditures, strategic investments and purchased technology rights. Cash used for capital expenditures was $40.2 million, $21.9 million and $12.4 million for the years ended 2005, 2004 and 2003, respectively. Capital expenditures in 2003 through 2005 related to continued expansion in our operating facilities, investments in information management systems, and purchases of production and lab equipment. In 2005, in addition to the common stock we issued, we also used $10.9 million in cash, net of cash assumed, for our acquisition of ParAllele in October 2005. Cash used for the purchase of technology rights was $0.8 million, $43.1 million and $3.3 million in the years ended 2005, 2004 and 2003, respectively. In 2004, the primary component of purchased technology rights related to a $41.9 million license payment to OGT in the second quarter of 2004.

Net Cash Provided by (Used in) Financing Activities

Our financing activities primarily consist of activity under our employee stock plan or funds used in the redemption of or provided by the issuance of our convertible notes. Cash provided by the issuance of stock under our employee stock plan was $74.7 million, $36.2 million and $12.5 million for the years ended 2005, 2004 and 2003, respectively. Net cash used in financing activities in 2004 was primarily attributable to the $271.8 million cash outflow for the redemption of our 5% and 4.75% convertible subordinated notes. In 2003, we repurchased $53.4 million principal amount of our 4.75% convertible subordinated notes due in 2007 and $48.0 million principal amount of our 5.0% convertible subordinated notes due in 2006. Additionally, in December 2003 we raised $120.0 million from the sale of 0.75% senior convertible notes due 2033.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2005, we are not involved in any SPE transactions.

The impact that our contractual obligations as of December 31, 2005 are expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

	Total	2006	2007-2008	2009-2010	After 2010
Senior convertible notes(1)	$120,000	$—	$120,000	$—	$—
Interest on senior convertible notes(1)	2,700	900	1,800	—	—
Operating leases	61,278	11,085	20,446	13,270	16,477
Purchase commitments(2)	10,042	8,979	922	141	—
Other commitments(3)	2,100	1,500	600	—	—
Total contractual obligations	$196,120	$22,464	$143,768	$13,411	$16,477

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

(3)          Other commitments relate to an ongoing obligation held by the Company to contribute $1.5 million in a venture capital limited partnership. The venture capital limited partnership may call in this amount, in part or in full at any time according to the contract terms. Other commitments also includes a funding obligation to support two fellowships under the Bio-X Program at Stanford.

We have financed our operations primarily through product sales, sales of equity and debt securities, collaborative agreements, interest income, and licensing of our technology. As of December 31, 2005, we had cash, cash equivalents, and available-for-sale securities of approximately $284.9 million. We anticipate that our existing capital resources along with the cash to be generated from operations will enable us to maintain currently planned operations and planned capital expenditures (estimated to be approximately $65.0 million for the year ending December 31, 2006, which includes our Sacramento and Singapore expansion), for the foreseeable future. However, this expectation is based on our current operating, financing and capital expenditure plans, which are subject to change, and therefore we could require additional funding. We also expect that our capital requirements will increase over the next several years as we expand our worldwide commercial operations, expand our manufacturing capabilities, increase our investments in third parties and expand our research and development efforts. Our long-term capital expenditure requirements will depend on numerous factors, including: the expansion of commercial scale manufacturing capabilities; our ability to maintain existing collaborative and customer arrangements and establish and maintain new collaborative and customer arrangements; the progress of our research and development programs; initiation or expansion of research programs and collaborations; the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; the effectiveness of product commercialization activities and arrangements; the purchase of patent licenses; and other factors.

As of December 31, 2005, we have no credit facility or other committed sources of capital. To the extent capital resources are insufficient to meet future capital requirements; we will have to raise additional funds to continue the development of our technologies. There can be no assurance that such funds will be available on favorable terms, or at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to our stockholders. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into collaboration agreements on unattractive terms. Our inability to raise capital would have a material adverse effect on our business, financial condition and results of operations.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The table below presents principal amounts and related weighted interest rates by year of maturity for our available-for-sale securities and debt obligations, all of which are denominated in United States dollars, and the fair value of each as of December 31, 2005 and 2004.

	Periods of Maturity					Fair Value at December 31,
	2006	2007	2008	Thereafter	Total	2005
ASSETS:
Available-for-sale securities	$229,207	$31,109	$—	$—	$260,316	$261,314
Average interest rate	2.2%	3.3%
LIABILITIES:
0.75% senior convertible notes due 2033	$—	$—	$120,000	$—	$120,000	$189,886
Average interest rate			0.75%

	Periods of Maturity					Fair Value at December 31,
	2005	2006	2007	Thereafter	Total	2004
ASSETS:
Available-for-sale securities	$145,126	$34,552	$106	$—	$179,784	$180,608
Average interest rate	2.4%	3.0%	3.3%
LIABILITIES:
0.75% senior convertible notes due 2033	$—	$—	$—	$120,000	$120,000	$162,300
Average interest rate				0.75%

Foreign Currency Exchange Rate Risk

We derive a portion of our revenues in foreign currencies, predominantly in Europe and Japan. In addition, a portion of our assets are held in nonfunctional currencies of our subsidiaries. In early 2003, we began hedging activities by using currency forward contracts to manage a portion of the currency exposures created from our activities denominated in foreign currencies. (See Note 1 of the notes to our Consolidated Financial Statements included in this report.) Our hedging program reduces, but does not entirely eliminate, the impact of currency exchange rate movements.

We hedge a percentage of forecasted international revenue with forward contracts and the gains and losses on these contracts largely offset gains and losses on the transactions being hedged. Our revenue hedging policy is designed to reduce the negative impact on our forecasted revenue due to foreign currency exchange rate movements. We also hedge a percentage of our assets that are held in nonfunctional currencies of our subsidiaries with forward contracts and the gains or losses on these contracts largely offset gains and losses on the change in value of the underlying asset. Our balance sheet hedging policy is designed to reduce the fluctuations in earnings due to changes in foreign currency exchange rates. We do not use derivative contracts for speculative purposes. At December 31, 2005, total outstanding contracts included the notional equivalent of $21.6 million in foreign currency forward exchange contracts with a fair market value of $0.8 million. As of December 31, 2005, all contracts were set to expire at various times through December 2006. The bank counterparties in these contracts expose us to credit-related losses in the event of their nonperformance. However, to mitigate that risk we only contract with reputable institutions. We apply hedge accounting based upon the criteria established by Statement of Financial Accounting Standards No. 133 (“SFAS 133”), whereby we designate our derivatives for revenue hedging purposes as cash flow hedges. We have elected not to designate our derivatives for balance sheet purposes as fair value hedges under SFAS 133 and have appropriately recorded any changes in fair value to interest income and other, net.

A sensitivity analysis was performed on all of our foreign exchange derivatives as of December 31, 2005. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar. For our forward contracts, we used a hypothetical change made to the spot rates of the currency. A 10% increase in the value of the U.S. dollar would lead to an increase in the fair value of our financial hedging instruments by $1.9 million. Conversely, a 10% decrease in the value of the U.S. dollar would result in a decrease in the fair value of these financial instruments by $2.2 million.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Stockholders of Affymetrix, Inc.

We have audited the accompanying consolidated balance sheets of Affymetrix, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Affymetrix, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Affymetrix, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Palo Alto, California,
March 2, 2006

AFFYMETRIX, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2005	2004
ASSETS:
Current assets:
Cash and cash equivalents	$100,236	$42,595
Available-for-sale securities	184,696	163,120
Accounts receivable (net of allowances of $415 in 2005 and $841 in 2004)	93,028	89,441
Accounts receivable from Perlegen Sciences	4,082	3,964
Inventories	35,980	17,997
Deferred tax assets—current portion	22,117	—
Prepaid expenses and other current assets	12,622	5,833
Total current assets	452,761	322,950
Property and equipment, net	85,560	64,179
Acquired technology rights, net	61,426	64,334
Goodwill	124,498	18,601
Deferred tax assets—long-term portion	13,436	—
Notes receivable from employees	1,824	1,900
Other assets	27,318	27,807
Total assets	$766,823	$499,771
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued liabilities	$71,551	$61,265
Deferred revenue—current portion	35,644	33,776
Other current liabilities	—	1,698
Total current liabilities	107,195	96,739
Deferred revenue—long-term portion	15,606	29,463
Other long-term liabilities	4,184	4,382
Convertible notes	120,000	120,000
Commitments and contingencies (Note 12)
Stockholders’ equity:
Convertible redeemable preferred stock, $0.01 par value; 5,000 shares authorized; no shares issued and outstanding at December 31, 2005 and 2004	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 67,220 and 61,588 shares issued and outstanding at December 31, 2005 and 2004, respectively	672	616
Additional paid-in capital	624,727	407,258
Deferred stock compensation	(10,799)	(4,265)
Accumulated other comprehensive loss	(1,227)	(3,371)
Accumulated deficit	(93,535)	(151,051)
Total stockholders’ equity	519,838	249,187
	$766,823	$499,771

See Accompanying Notes

AFFYMETRIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2005	2004	2003
REVENUE:
Product sales	$303,013	$277,256	$222,748
Product related revenue	47,177	53,629	58,032
Total product and product related revenue	350,190	330,885	280,780
Royalties and other revenue	8,339	9,832	10,556
Revenue from Perlegen Sciences	9,073	5,245	9,460
Total revenue	367,602	345,962	300,796
COSTS AND EXPENSES:
Cost of product sales	84,708	81,700	80,158
Cost of product related revenue	11,550	9,634	9,657
Cost of revenue from Perlegen Sciences	5,154	3,611	9,460
Research and development	77,404	73,405	65,909
Selling, general and administrative	121,952	116,973	104,797
Stock-based compensation(1)	1,106	920	2,238
Amortization of purchased intangibles	—	—	937
Acquired in-process technology	8,315	—	10,096
Total costs and expenses	310,189	286,243	283,252
Income from operations	57,413	59,719	17,544
Interest income and other, net	6,740	2,317	16,662
Interest expense	(1,545)	(11,102)	(17,358)
Income before income taxes	62,608	50,934	16,848
Income tax provision	(5,092)	(3,326)	(2,563)
Net income	$57,516	$47,608	$14,285
Basic net income per common share	$0.90	$0.79	$0.24
Diluted net income per common share	$0.84	$0.74	$0.24
Shares used in computing basic net income per share	63,816	60,512	58,860
Shares used in computing diluted net income per share	70,586	66,878	60,852

(1) Stock-based compensation related to the following:
Cost of product sales	$134	$—	$—
Research and development	342	720	1,713
Selling, general and administrative	630	200	525
	$1,106	$920	$2,238

See Accompanying Notes

AFFYMETRIX, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2005	2004	2003
Net income	$57,516	$47,608	$14,285
Other comprehensive income (loss):
Foreign currency translation, net of tax	486	(397)	(354)
Unrealized gains (losses) on available-for-sale and non-marketable securities, net of tax	119	(1,500)	(6,827)
Reclassification adjustment for (losses) gains in net income	(157)	287	6,057
Unrealized gains (losses) on cash flow hedges, net of tax	544	(1,152)	(963)
Reclassification adjustment for gains in net income	1,152	963	—
Net change in other comprehensive income (loss)	2,144	(1,799)	(2,087)
Comprehensive income	$59,660	$45,809	$12,198

See Accompanying Notes

AFFYMETRIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER EQUITY
(In thousands)

	Year Ended December 31,
	2005	2004	2003
Convertible redeemable preferred stock:
Balance, beginning of year	$—	$—	$—
Balance, end of year	—	—	—
Common stock:
Balance, beginning of year	616	595	585
Common stock issued	56	21	10
Balance, end of year	672	616	595
Additional paid-in capital:
Balance, beginning of year	407,258	370,304	355,515
Issuance of common stock upon exercise of stock options and warrants	74,649	36,220	12,487
Issuance of common stock upon exercise of stock purchase right	—	—	3,000
Issuance of restricted stock	2,636	—	—
Cancellation of notes or deferred compensation	—	—	(698)
Income tax benefit from employee stock option exercises	33,072	734	—
Issuance of common stock from acquisition of ParAllele	107,112	—	—
Balance, end of year	624,727	407,258	370,304
Notes receivable from stockholders:
Balance, beginning of year	—	(428)	(720)
Repayment of notes receivable	—	454	344
Accretion of interest on notes receivable	—	(26)	(158)
Cancellation of common stock	—	—	106
Balance, end of year	—	—	(428)
Deferred stock compensation:
Balance, beginning of year	(4,265)	(5,185)	(8,015)
Amortization of deferred stock compensation	1,022	920	2,238
Unearned stock compensation, net of cancellations	(7,556)	—	592
Balance, end of year	(10,799)	(4,265)	(5,185)
Accumulated other comprehensive loss:
Balance, beginning of year	(3,371)	(1,572)	515
Unrealized gain (loss) on investments, net of tax	(38)	(1,213)	(770)
Unrealized gain (loss) on hedging contracts, net of tax	1,696	(189)	(963)
Foreign currency translation adjustment, net of tax	486	(397)	(354)
Balance, end of year	(1,227)	(3,371)	(1,572)
Accumulated deficit:
Balance, beginning of year	(151,051)	(198,659)	(212,944)
Net income	57,516	47,608	14,285
Balance, end of year	(93,535)	(151,051)	(198,659)
Total stockholders equity	$519,838	$249,187	$165,055
Number of shares of common stock
Balance, beginning of year	61,588	59,474	58,504
Issuance of common stock for cash or services	3,346	2,114	970
Issuance of common stock for acquisition of ParAllele	2,286	—	—
Balance, end of year	67,220	61,588	59,474

See Accompanying Notes

AFFYMETRIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$57,516	$47,608	$14,285
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,467	19,660	22,214
Amortization of intangible assets	7,731	6,075	4,463
Gain from repurchase of convertible notes	—	—	(739)
Redemption premium and related write-off of debt issuance costs	—	8,095	—
Charge for acquired in-process technology	8,315	—	—
Amortization of investment premiums, net	(1,177)	(1,142)	2,013
Stock-based compensation	1,106	920	2,238
Write down of equity investments	172	2,283	938
Realized loss on equity method investment in Perlegen Sciences	2,000	—	—
Realized loss (gain) on the sales of investments	145	859	(5,603)
Deferred tax assets	(2,700)	—	—
Amortization of debt offering costs	759	756	1,538
Accretion of interest on notes receivable	(98)	(26)	(158)
Loss on disposal of equipment	12	657	447
Changes in operating assets and liabilities:
Accounts receivable, net	(94)	(22,062)	(5,357)
Inventories	(15,137)	4,635	4,107
Prepaid expenses and other assets	3,143	(2,867)	(2,647)
Accounts payable and accrued liabilities	(4,115)	(7,535)	3,217
Deferred revenue	(13,203)	(10,126)	53,984
Other long-term liabilities	(229)	1,142	(5,082)
Net cash provided by operating activities	64,613	48,932	89,858
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(40,166)	(21,885)	(12,436)
Purchases of available-for-sale securities	(227,290)	(182,876)	(447,422)
Proceeds from sales and maturities of available-for-sale securities	206,395	202,780	560,057
Purchase of non-marketable equity investments	(3,500)	(1,741)	(7,500)
Purchase of non-marketable equity investments in Perlegen	(2,000)	—	—
Capital distribution from non-marketable investment	411	—	—
Purchases of technology rights	(750)	(43,063)	(3,303)
Purchase of option to license technology	—	—	(3,000)
Issuance of loan to ParAllele BioScience, Inc.	(4,500)	—	—
Acquisition of ParAllele BioScience, Inc., net of cash acquired	(10,904)	—	—
Net cash (used in) provided by investing activities	(82,304)	(46,785)	86,396
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	74,705	36,241	12,497
Repayment of notes receivable from stockholders	141	454	344
Issuance of senior convertible notes	—	—	120,000
Repurchase of convertible subordinated notes	—	—	(100,701)
Redemption of convertible subordinated notes	—	(271,778)	—
Net cash provided by (used in) financing activities	74,846	(235,083)	32,140
Effect of foreign currency translation on cash and cash equivalents	486	(397)	(354)
Net increase (decrease) in cash and cash equivalents	57,641	(233,333)	208,040
Cash and cash equivalents at beginning of year	42,595	275,928	67,888
Cash and cash equivalents at end of year	$100,236	$42,595	$275,928
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Recognition of deferred tax assets relating to tax benefits from employee stock plans	$32,853	$—	$—
Acquisition of technology rights	$—	$—	$3,000
Issuance of common stock upon exercise of common stock purchase right	$—	$—	$3,000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$900	$10,623	$17,346
Cash paid for income taxes	$2,001	$1,127	$1,751

See Accompanying Notes

AFFYMETRIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

NOTE 1—NATURE OF OPERATIONS

Affymetrix, Inc. (“Affymetrix” or the “Company”) is engaged in the development, manufacture, sale and service of systems for genetic analysis for use in the life sciences and in clinical diagnostics. Affymetrix has developed its GeneChip® system and related microarray technology as the platform of choice for acquiring, analyzing and managing complex genetic information. The Company’s integrated GeneChip® platform includes: disposable DNA probe arrays (chips) consisting of gene sequences set out in an ordered, high density pattern, certain reagents for use with the probe arrays, a scanner and other instruments used to process the probe arrays, and software to analyze and manage genomic information obtained from the probe arrays. Related microarray technology also offered by Affymetrix includes instrumentation, software and licenses for fabricating, scanning, collecting and analyzing results from low density microarrays. The Company commenced the first commercial sale for research use in August 1994, with broader commercial sales beginning in April 1996. The Company currently sells its products directly to pharmaceutical, biotechnology, agrichemical, diagnostics and consumer products companies as well as academic research centers, government research laboratories, private foundation laboratories and clinical reference laboratories in North America and Europe. The Company also sells some of its products through life science supply specialists acting as authorized distributors in Latin America, India, the Middle East and Asia Pacific regions, including China.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Affymetrix and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company has accounted for its ownership interest in Perlegen Sciences, Inc. (“Perlegen”) using the equity method since March 30, 2001 (see Note 11). In addition, the Company acquired ParAllele BioScience, Inc. on October 21, 2005 and it is included in the Company’s operations from that date (see Note 3).

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

FOREIGN CURRENCY

Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment are translated to U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive income (loss) within stockholders’ equity. Income and expense accounts are translated at average exchange rates during the year. Foreign currency transaction gains and losses are recognized in interest income and other, net and were comprised of net gains of $0.5 million, $0.5 million and $3.6 million for the years ended December 31, 2005, 2004, and 2003, respectively.

CASH EQUIVALENTS, AVAILABLE-FOR-SALE SECURITIES AND INVESTMENTS

Marketable Securities

The Company’s investments consist of U.S. government notes and bonds; corporate notes, bonds and asset-backed securities; municipal notes and bonds; and publicly traded equity securities. The Company reports all debt securities with maturities at the date of purchase of three months or less that are readily convertible into cash and have insignificant interest rate risk as cash equivalents. Cash equivalents and available-for-sale securities consist of marketable equity and debt securities. Management determines the appropriate classification of debt securities at the time of purchase. As of December 31, 2005 and 2004, the Company’s investments in debt securities are classified as available-for-sale and are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity. The cost of debt securities is adjusted for amortization of premiums and discounts to maturity. This amortization is included in interest income and other, net. Realized gains and losses, as well as interest income, on available-for-sale securities are also included in interest income and other, net. The cost of securities sold is based on the specific identification method. The fair values of securities are based on quoted market prices. All of the Company’s available-for-sale securities are included in current assets as management considers the securities readily available to fund current operations. The Company monitors its investment portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. Fair values for investments in public companies are determined using quoted market prices.

Non-marketable Securities

The Company also has investments in non-marketable securities issued by privately held companies. These investments are included in other assets in the Consolidated Balance Sheets and are primarily carried at cost. The Company periodically monitors the liquidity and financing activities of the respective issuers to determine if any impairment exists and accordingly writes down to the extent necessary, the cost basis of our non-marketable equity securities to their estimated fair values. In order to determine whether a decline in value is other-than-temporary, the Company evaluates, among other factors: the duration and extent to which the fair value has been less than the carrying value; the financial condition of and business outlook of the issuer for the company, including key operational and cash flow metrics, current market conditions; and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in estimated fair value.

ACCOUNTS RECEIVABLE

Trade accounts receivable are recorded at net invoice value. The Company considers amounts past due based on the related terms of the invoice. The Company reviews its exposure to amounts receivable and provides an allowance for specific amounts if collectibility is no longer reasonably assured. The Company also provides an allowance for a percentage of the gross trade receivable balance (excluding any specifically reserved amounts) based on its collection history.

DERIVATIVE INSTRUMENTS

The Company has international operations and during the normal course of business is exposed to foreign currency exchange risks as a result of transactions that are denominated in currencies other than the United States dollar. Early in 2003, the Company began entering into foreign currency forward contracts to manage a portion of the volatility of transactions that are denominated in foreign currencies. The Company’s foreign currency forward contracts are entered into for periods consistent with the related underlying exposures and do not constitute positions that are independent of those exposures. In addition, the Company does not enter into foreign currency forward contracts for trading or speculative purposes, is not party to any leveraged derivative instrument, and may only enter into derivative agreements with highly rated counterparties.

The foreign currency forward contracts used by the Company are generally short-term in nature, maturing within one year, and are accounted for as cash flow hedges. The effect of exchange rate changes on foreign currency forward contracts is expected to offset the effect of exchange rate changes on the underlying hedged items. For these contracts, unrealized gains or losses from the effective portion of the hedge is reported as a component of other comprehensive income (loss) in stockholders’ equity and is reclassified using the specific identification method into earnings in the same period or periods in which the hedged transaction affects earnings, and within the same consolidated statement of operations line item. The gain or loss from the ineffective portion of the hedge in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in interest income and other, net during the period of change.

INVENTORIES

Inventory cost is computed on an adjusted standard basis (which approximates actual cost on a first-in, first-out basis). Provisions for slow moving, potentially excess and obsolete inventories are provided based on estimated demand requirements, product life cycle and development plans, component cost trends, product pricing, product expiration and quality issues.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the assets or the lease term, whichever is shorter. Equipment and furniture is depreciated over useful lives generally ranging from 3 to 7 years, company-owned buildings are depreciated over 25 years and leasehold improvements are depreciated over lease terms generally ranging from 3 to 15 years. Maintenance and repair costs are expensed as incurred.

GOODWILL AND ACQUIRED TECHNOLOGY RIGHTS

Goodwill represents the difference between the purchase price and the estimated fair value of the net assets acquired arising from business combinations. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill is subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach. As of December 31, 2005 and 2004, goodwill relates to the acquisition of Neomorphic in October 2000 and the acquisition of ParAllele in October 2005. There is no impairment of goodwill for any period presented.

Acquired technology rights are carried at cost less accumulated amortization and are comprised of licenses to technology covered by patents held by third parties or acquired by the Company. Amortization is computed over the estimated useful life of the underlying patents, which has historically ranged from one to thirteen years. SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.

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

INCOME TAXES

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Significant estimates and management judgment are required in determining the provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations. The Company believes that their estimates are reasonable and that their reserves for income tax related uncertainties are adequate. Deferred tax assets are assessed for the likelihood that they are recoverable. The assessment considers recent historic results, future market growth, forecasted earnings, future taxable income, and the mix of earnings in jurisdictions in which the Company operates. To the extent management believes that the recovery is not likely, a valuation allowance is recorded to reduce the deferred tax assets to the amount that the Company believes is more likely than not to be realized. Future changes in tax laws, regulations and rates, changes in the interpretations of existing tax laws or regulations, changes in overall levels and mix of income before tax, and ultimate outcomes of income tax audits could have an impact on the Company’s future effective tax rate.

CONTINGENCIES

The Company is subject to various legal proceedings principally related to intellectual property matters. Based on the information available at the most recent balance sheet date, the Company assesses the likelihood of any material adverse judgments or outcomes that may result from these matters, as well as the range of possible or probable loss, if any. If losses are probable and reasonably estimable, the Company will record a reserve in accordance with SFAS 5, “Accounting for Contingencies.” Any reserves recorded may change in the future due to new developments in each matter.

REVENUE RECOGNITION

Overview

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the amount is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of the product or system is required, revenue is deferred until all the acceptance criteria have been met.

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

EITF 00-21 provides guidance on accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. In accordance with EITF 00-21, the Company allocates revenue for transactions or collaborations that include multiple elements to each unit of accounting based on its relative fair value, and recognizes revenue for each unit of accounting when the revenue recognition criteria have been met. The price charged when the element is sold separately generally determines its fair value. In the absence of fair value of a delivered element, the Company allocates revenue first to the fair value of the undelivered elements and the residual revenue to the delivered elements. The Company recognizes revenue for delivered elements when the delivered elements have standalone value and the Company has objective and reliable evidence of fair value for each undelivered element. If the fair value of any undelivered element included in a multiple element arrangement cannot be objectively determined, revenue is deferred until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements.

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

Product Related Revenue

Product related revenue includes subscription fees earned under GeneChip® array access programs; license fees; milestones and royalties earned from collaborative product development and supply agreements; extended warranty and equipment service revenue; product related scientific services revenue; and revenue from custom probe array design fees.

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

Revenue from scientific and DNA analysis services are generally recognized upon shipment of the required data to the customer.

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

SOFTWARE DEVELOPMENT COSTS

Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. The Company’s software is deemed to have achieved technologically feasibility at the point a working model of the software product is developed. The Company has capitalized approximately $0.5 million and zero costs incurred subsequent to the establishment of technological feasibility for the years ended December 31, 2005 and 2004, respectively. These costs will be amortized to cost of product sales from the date of general release of the related instrument. The costs of developing routine software enhancements are expensed as research and development as incurred because of the short time between the determination of technological feasibility and the date of general release of the related products.

The Company applies Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Historically, except for the implementation of an enterprise resource planning system in 2002, internal use software costs were insignificant. The Company begins amortizing the costs associated with software developed for internal use at the time in which the software is ready for its intended use.

ADVERTISING COSTS

The Company expenses advertising costs as incurred. Advertising costs were $1.9 million for 2005, $1.9 million for 2004, and $1.5 million for 2003.

STOCK-BASED COMPENSATION

At December 31, 2005, the Company has seven stock-based employee and non-employee director compensation plans, which are described more fully in Note 15. The Company has elected to continue to follow the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations for these plans.

The following table illustrates the effect on reported net income (loss) and net income (loss) per common share if the Company had applied the fair value recognition provisions of SFAS 123, as amended by SFAS 148, to stock-based employee compensation (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004	2003
Net income—as reported	$57,516	$47,608	$14,285
Add: Stock-based employee compensation expense included in reported net income, net of tax	384	920	2,238
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	(15,800)	(15,984)	(29,220)
Pro forma net income (loss)	$42,100	$32,544	$(12,697)
Net income (loss) per share:
Basic net income per common share—as reported	$0.90	$0.79	$0.24
Diluted net income per common share—as reported	$0.84	$0.74	$0.24
Basic net income (loss) per common share—pro forma	$0.66	$0.54	$(0.22)
Diluted net income (loss) per common share—pro forma	$0.60	$0.51	$(0.22)

The fair value of options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2005	2004	2003
Risk free interest rate	4.1%	3.2%	2.0%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	0.45	0.56	0.72
Expected option term (in years)	3.6	3.4	2.9

Based on this calculation, the weighted average fair value of options granted during 2005, 2004 and 2003 was $18.97, $12.99 and $10.72, respectively. For purposes of pro forma disclosures pursuant to SFAS 123, as amended by SFAS 148, the estimated fair value of options is amortized to expense in accordance with FASB Interpretation No.28 over the options’ vesting period, generally four years.

In the fourth quarter of 2005, the Company evaluated its assumptions used in determining fair value in preparation of the adoption of SFAS 123(R). Under the fair value recognition provisions of SFAS 123, as amended by SFAS 148, the Company had used its historical stock price volatility for purposes of its pro forma information. The Company has changed its expected stock price volatility assumption to a combination of historical and implied volatility of the Company’s common stock. The Company’s assessment is that this combined method is more representative of future stock price trends than historical volatility alone. The selection of the historical and implied volatility combination approach was based upon the availability of actively traded options on the Company’s common stock.

COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on the Company’s available-for-sale securities that are excluded from net income, changes in fair value of derivatives designated as and effective as cash flow hedges, and foreign currency translation adjustments. Total comprehensive income has been disclosed in the consolidated statement of comprehensive income.

The components of accumulated other comprehensive losses are as follows (in thousands):

	December 31,
	2005	2004
Foreign currency translation adjustment, net of tax	$(909)	$(1,395)
Unrealized losses on available-for-sale and non-marketable securities, net of tax	(862)	(824)
Unrealized gains (losses) on hedging contracts, net of tax	544	(1,152)
Accumulated other comprehensive loss	$(1,227)	$(3,371)

NET INCOME PER COMMON SHARE

Basic net income per common share is calculated using the weighted-average number of common shares outstanding during the period less the weighted-average shares subject to repurchase. Diluted income per common share gives effect to the dilutive common stock subject to repurchase, stock options and warrants (calculated based on the treasury stock method), and convertible debt (calculated using an as if-converted method).

The following table sets forth a reconciliation of basic and diluted net income per common share (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004	2003
Numerator:
Net income—basic	$57,516	$47,608	$14,285
Add effect of dilutive securities:
Interest on convertible notes (inclusive of amortization of debt issuance costs)	1,659	1,655	74
Net income—diluted	$59,175	$49,263	$14,359
Denominator:
Weighted-average shares outstanding	63,912	60,591	58,970
Less: weighted-average shares of common stock subject to repurchase	(96)	(79)	(110)
Shares used in computing basic net income per common share	63,816	60,512	58,860
Add effect of dilutive securities:
Employee stock options	2,799	2,380	1,685
Common stock subject to repurchase	96	79	110
Warrants to purchase common stock	5	37	38
Convertible notes	3,870	3,870	159
Shares used in computing diluted net income per common share	70,586	66,878	60,852
Basic net income per common share	$0.90	$0.79	$0.24
Diluted net income per common share	$0.84	$0.74	$0.24

In September 2004, the Emerging Issues Task Force reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share,” (“EITF 04-8”) which addresses when the dilutive effect of contingently convertible debt instruments should be included in diluted earnings per share. EITF 04-8 requires that contingently convertible debt instruments be included in the computation of diluted earnings per share regardless of whether the market price trigger has been met. EITF 04-8 also requires that prior period diluted earnings per share amounts presented for comparative purposes be restated. EITF 04-8 was effective for reporting periods ending after December 15, 2004. The adoption of EITF 04-8 resulted in a $0.02 decrease in diluted earnings per share for the year ended December 31, 2004 and had no impact for the year ended December 31, 2003.

Diluted earnings per share include certain common share equivalents from outstanding stock options (on the treasury stock method), common stock subject to repurchase, outstanding warrants to purchase common stock and convertible notes (on the as-if-converted basis).

The securities excluded from diluted earnings per common share, on an actual outstanding basis, were as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Employee stock options	1,427	2,613	5,253
Convertible notes	—	—	2,689
Total	1,427	2,613	7,942

RECENT ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS 123(R) is similar to the approach described in Statement 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their estimated fair values. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting standards. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Pro forma disclosure will no longer be an alternative. The Company will adopt SFAS 123(R) effective January 1, 2006 under the modified-prospective method. As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. With the adoption of SFAS 123(R), the Company expects to record stock-based compensation of approximately $11.0 million, net of tax, or $0.15 per diluted share in 2006. The Company’s estimate of stock-based compensation expense is affected by its stock price, the number of stock-based awards it may grant in 2006, as well as a number of complex and subjective valuation assumptions and the related tax effect. These valuation assumptions include, but are not limited to, the volatility of the Company’s stock price, the estimated forfeiture rates and employee stock option exercise behaviors.

NOTE 3—ACQUISITION

On October 21, 2005, Affymetrix acquired 100% of the outstanding shares of ParAllele BioScience, Inc. (“ParAllele”), a provider of comprehensive genetic discovery solutions to the life science research, pharmaceutical and diagnostic sectors. ParAllele’s products and services utilize a unique approach that leverages novel biochemical processes rather than complex instrumentation to discover and analyze minute variations in the human genome. Affymetrix expects the acquisition to accelerate the development and commercialization of new products and create greater opportunities for market penetration and revenue generation as well as increase Affymetrix’ core assay development capabilities.

Affymetrix accounted for the merger under the purchase method of accounting in accordance with the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations.” Under this accounting method, the Company recorded the assets acquired and liabilities assumed at their estimated fair value, with the excess purchase price reflected as goodwill. Additionally, certain costs directly related to the merger were reflected as additional purchase price in excess of net assets acquired. The results of operations of ParAllele since October 21, 2005 have been included in Affymetrix’ consolidated financial statements for the year ended December 31, 2005.

Purchase Price

The total purchase price of the ParAllele acquisition was $122.4 million and includes the following components (in thousands):

Fair value of Affymetrix common stock issued	$99,446
Merger consideration paid in cash	11,723
Fair value of stock options assumed	7,666
Direct transaction costs	3,582
Total purchase price	$122,417

The fair value of the 2.29 million shares of Affymetrix’ common stock issued was derived using the average market price of Affymetrix’ common stock of $43.66 per share, which was based on the closing price for a range of trading days (October 18, 2005 through October 21, 2005) around the measurement date. The fair value of ParAllele options assumed and common stock subject to repurchase was determined using the Black-Scholes option pricing model with the following weighted average assumptions: volatility of 0.39, expected life of 2.94 years, risk-free interest rate of 4.24%, and expected dividend yield of 0%. The expected stock price volatility assumption was determined using a combination of historical and implied volatility of the Company’s common stock.

Purchase Price Allocation

The following table allocates the purchase price based on the fair values of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Tangible assets and liabilities:
Current assets	$7,387
Long-term assets	4,088
Current liabilities	(9,596)
Long-term liabilities	(8,013)
Total net tangible liabilities	(6,134)
Amortizable intangible assets:
Developed technology	1,853
Patents	3,082
Backlog	251
Total amortizable intangible assets	5,186
Goodwill	105,679
Deferred tax asset	4,368
Deferred stock compensation	5,003
In-process technology	8,315
Total	$122,417

In April 2004, Affymetrix and ParAllele had entered into a two-year product collaboration agreement in which Affymetrix distributed ParAllele products and supplied ParAllele with probe arrays. No value was assigned to this pre-existing relationship in the purchase accounting summarized above. Current assets include $0.6 million of trade receivables from Affymetrix and current liabilities include $0.7 million of trade payables to Affymetrix as well as $4.5 million loan from Affymetrix to fund ParAllele’s operations. Upon completion of the acquisition, these balances were eliminated in Affymetrix’ consolidated financial statements.

Intangible Assets and Goodwill

A valuation of the purchased intangibles was undertaken by a third party valuation specialist to assist Affymetrix’ management in its determination of estimated fair value of such assets. The $4.9 million value assigned to developed technology and patents is included in acquired technology rights on the Company’s Consolidated Balance Sheet and will be amortized to cost of product sales over the estimated useful lives of these assets, generally five to eight years. Affymetrix had recorded amortization expense of approximately $0.2 million for the year ended December 31, 2005 related to these acquired patents and technology. The $0.3 million value assigned to backlog will be amortized to selling, general & administrative expenses within one year. Goodwill of $105.7 million was recorded as the excess of the purchase price over the net assets acquired. No goodwill was deemed to be deductible for income tax purposes.

Deferred Stock Compensation

The $5.0 million of deferred compensation represents the intrinsic value of the unvested stock options assumed by Affymetrix in the transaction. This amount will be amortized to the appropriate costs and expense line items over the remaining vesting periods of the underlying equity awards, which extend through September 2009.

In-process Technology

Management utilized the assistance of a third party valuation specialist to help it determine the estimated fair value of certain research and development programs in-process at the acquisition date that had not yet reached technological feasibility and had no alternative future use. These projects primarily included the development of a DNA genotyping product and to a lesser extent certain RNA and other expression products. The fair values of these projects were determined using the Income Approach whereby management estimated each project’s related future net cash flows between 2005 and 2015 and discounted them to their present value using a risk adjusted discount rate of 28%. This discount rate is based on our estimated weighted average cost of capital adjusted upward for the risks associated with the projects acquired. The projected cash flows from the acquired projects were based on estimates of revenues and operating profits related to the projects considering the stage of development of each potential product acquired, the time and resources needed to complete the development and approval of each product, the life of each potential commercialized product and the inherent difficulties and uncertainties in developing products and services based on complex genetic technologies and biochemical processes. The Company expects significant cash flows from these projects to begin in 2006 and is not anticipating any material changes to its historical pricing, expense levels or gross margins related to these products.

As of October 21, 2005 and December 31, 2005, the DNA genotyping project was 33% complete and the RNA & other projects were 40% complete. The Company expects to incur costs of approximately $5.6 million to complete the DNA genotyping project and costs of $1.5 million to complete the RNA & other projects. Upon consummation of the acquisition on October 21, 2005 and completion of our valuation efforts, $8.3 million was charged to acquired in-process technology in the Consolidated Statement of Operations.

Pro Forma Results

The following pro forma data summarizes the results of operations for the periods indicated as if the ParAllele acquisition had been completed as of the beginning of each of the periods presented. The pro forma data give effect to actual operating results prior to the acquisition as well as amortization of intangibles acquired in the acquisition, however, no effect has been given to cost reductions or operating synergies. In addition, certain transactions related to the Company’s pre-existing relationship with ParAllele have been excluded as well as accretion charges associated with ParAllele’s preferred stock. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of the beginning of the periods presented or that may be obtained in the future.

The pro forma results are as follows (in thousands, except per share amounts):

	Year ended December 31,
	2005	2004
Net revenue	$371,662	$347,978
Net income	$47,489	$24,889
Basic net income per common share	$0.72	$0.40
Diluted net income per common share	$0.68	$0.38

NOTE 4—COLLABORATIVE AGREEMENTS

The Company has agreements with several entities to develop and test probe arrays for the detection of certain gene sequences, mutations or organisms. Under such agreements, the Company may receive development fees and may receive payments upon achievement of certain technical goals. The Company also has research agreements with many universities and research organizations. The Company’s material agreements are described below:

BECKMAN COULTER, INC. (“Beckman”)

In July 1998, the Company entered into an arrangement with Beckman that involved the execution of a series of agreements including an Asset Purchase Agreement (the “APA”). Pursuant to the APA, which was implemented and became effective in June 1999, the Company purchased Beckman’s array business. Under the APA, the Company agreed to grant Beckman licenses to commercialize probe arrays manufactured using certain Affymetrix technologies other than light-directed synthesis, and an OEM supply agreement for products that use the Company’s GeneChip® array technology. Under the arrangement, Beckman would pay Affymetrix transfer prices and royalties on sales of these products.

Under the agreements, Affymetrix made a $5.9 million payment to Beckman in 1998 and agreed to provide a credit of $5.0 million to be applied against research and development services to be performed by the Company. Affymetrix had the option of performing or agreeing to perform such services by July 2003, or paying the amount of the unapplied credit in cash or stock to Beckman. In addition, under the agreement Affymetrix contracted to establish a joint venture with Beckman. The Company determined after review of EITF 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or a Business” that the purchase should be accounted for as the receipt of an intangible asset. Therefore, the payments and credit obligation to Beckman were accounted for as the purchase of an intangible asset which is being amortized on a straight-line basis over its estimated useful life of 15 years. At December 31, 2005 and 2004, accumulated amortization amounted to $11.3 million and $6.6 million, respectively. During the year ended December 31, 2003, the Company paid to Beckman $5.0 million in settlement of the obligation to perform research and development activities and established a joint venture with Beckman called Array Automation, LLC. (See Note 11 Related Parties).

F. HOFFMANN-LA ROCHE LTD. (“Roche”)

In February 1998, Affymetrix entered into a non-exclusive collaborative development agreement with Roche to initially develop probe array-based diagnostic products. Under the terms of the agreement the parties were collaborating to develop mutually agreed upon arrays directed to selected genes, as well to develop the associated instrumentation and reagents. In January 2003, the Company expanded its collaboration with Roche by granting Roche access to its GeneChip® technologies to develop and commercialize GeneChip® diagnostic laboratory tests for DNA analysis, genotyping and resequencing applications, as well as for RNA expression analysis, in a broad range of human disease areas. Using Affymetrix’ GeneChip® technologies, Roche is seeking to develop and market diagnostic tests for diseases such as cancer, osteoporosis, cardiovascular, metabolic, infectious and inflammatory diseases. Affymetrix and Roche believe that developing targeted microarray expression profiles for cancer and genotyping and resequencing profiles for other diseases will enable the creation and commercialization of novel standardized diagnostic solutions. These solutions ultimately may allow physicians to better diagnose and treat human disease. Under the terms of the expanded collaborative agreement, Roche paid Affymetrix an access fee of $70 million, which the Company is recognizing as a component of product related revenue over the estimated research and development period of approximately five years. Research revenue under this contract was approximately $14.2 million and $14.2 million for the years ended December 31, 2005 and 2004, respectively. Milestone revenue earned under this contract was zero and $1.5 million for the year ended December 31, 2005 and 2004, respectively. The associated research costs are not significant for each of the years presented. The expanded collaboration agreement, which is subject to Roche’s option to terminate on December 31, 2007, December 31, 2010 or any time on or after December 31, 2015, with one year’s prior notice, includes a broad range of other compensation payable by Roche to Affymetrix throughout the life of the agreement based on annual royalties on sales of diagnostic kits, milestone payments for technical and commercial achievements, a manufacturing and supply agreement, and related license installments.

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

Certain raw materials or components used in the synthesis of probe arrays or the assembly of instrumentation, are currently available only from a single source or limited sources. No assurance can be given that these raw materials or other components of the GeneChip® system will be available in commercial quantities at acceptable costs from other vendors should the need arise. If the Company is required to seek alternative sources of supply, it could be time consuming and expensive.

In addition, the Company is dependent on its vendors to provide components of appropriate quality and reliability and to meet applicable regulatory requirements. Consequently, in the event that supplies from these vendors are delayed or interrupted for any reason, the Company’s ability to develop and supply its products could be impaired, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Approximately 50% of the Company’s product and product related revenue is generated from sales outside the United States. Though such transactions are denominated in either United States dollars and foreign currencies, the Company’s results of operations are still affected by such factors as changes in foreign currency exchange rates, trade protection measures, longer accounts receivable collection patterns and changes in regional or worldwide economic or political conditions. The risks of the Company’s international operations are mitigated in part by the extent to which its sales are geographically distributed and its foreign currency hedging program.

NOTE 6—AVAILABLE-FOR-SALE SECURITIES AND OTHER FINANCIAL INSTRUMENTS

INVESTMENTS IN DEBT AND EQUITY SECURITIES

The fair values of all available-for-sale securities are based on quoted market prices and are included in current assets as management considers the securities readily available to fund current operations. The following is a summary of available-for-sale securities as of December 31, 2005 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government obligations and agency securities	$138,114	$1	$(605)	$137,510
U.S. corporate debt securities	124,198	34	(428)	123,804
Total securities	$262,312	$35	$(1,033)	$261,314
Amounts included in:
Cash equivalents	$76,617	$2	$(1)	$76,618
Available-for-sale securities	185,695	33	(1,032)	184,696
Total securities	$262,312	$35	$(1,033)	$261,314
Amounts mature in:
Less than one year	$230,739	$35	$(801)	$229,973
One to two years	31,573	—	(232)	31,341
Total securities	$262,312	$35	$(1,033)	$261,314

The following is a summary of available-for-sale securities as of December 31, 2004 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government obligations and agency securities	$68,253	$3	$(289)	$67,967
U.S. corporate debt securities	113,179	14	(552)	112,641
Total securities	$181,432	$17	$(841)	$180,608
Amounts included in:
Cash equivalents	$17,487	$1	$—	$17,488
Available-for-sale securities	163,945	16	(841)	163,120
Total securities	$181,432	$17	$(841)	$180,608
Amounts mature in:
Less than one year	$146,316	$17	$(613)	$145,720
One to three years	35,116	—	(228)	34,888
Total securities	$181,432	$17	$(841)	$180,608

Realized gains and losses for the year ended December 31, 2005 were $0.1 million and $0.4 million, respectively. Realized gains and losses for the year ended December 31, 2004 were $0.3 million and $1.2 million, respectively. Realized gains and losses are included in interest income and other, net in the accompanying Consolidated Statements of Operations. The gross unrealized losses as at December 31, 2005 and 2004, above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of our securities. Based on the Company’s review of these securities, including the assessment of the severity of the related unrealized losses, the Company has not recorded any other-than-temporary impairments on these securities.

Excluding our available-for-sale marketable securities, the declines in estimated fair values of certain investments were determined to be other-than-temporary. Accordingly, the Company recorded net impairment losses on certain investments in both publicly-traded and non-marketable equity securities of $2.2 million, $2.3 million and $0.9 million during the years ended December 31, 2005, 2004 and 2003, respectively. Net investment losses are included in interest income and other, net on the Consolidated Statement of Operations. Depending on market conditions, the Company may incur additional charges on this investment portfolio in the future.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to foreign currency exchange rate fluctuations in the normal course of its business. As part of its risk management strategy, the Company uses derivative instruments to hedge certain foreign currency exposures. The Company hedges a percentage of forecasted international revenue with forward contracts and the gains and losses on these contracts largely offset gains and losses on the transactions being hedged. The Company’s revenue hedging policy is designed to reduce the impact on its revenue of foreign currency exchange rate movements. The Company also hedges a percentage of its assets that are held in nonfunctional currencies of our subsidiaries with forward contracts and the gains or losses on these contracts largely offset gains and losses on the change in value of the underlying asset. The Company’s balance sheet hedging policy is designed to reduce the fluctuations in earnings due to changes in foreign currency exchange rates. The Company does not use derivative contracts for speculative purposes. During the years ended December 31, 2005 and 2004, all of the Company’s hedges were deemed effective. At December 31, 2005 and 2004, total outstanding contracts included the notional equivalent of $21.6 million and $62.6 million, respectively, in foreign currency forward exchange contracts with a fair value of $0.8 million and $(1.7) million, respectively, which are included in other current assets (liabilities) on the Consolidated Balance Sheets. As of December 31, 2005, all contracts were set to expire at various times through December 2006. The Company applies hedge accounting based upon the criteria established by Statement of Financial Accounting Standards No. 133, whereby the Company designates its derivatives for revenue hedging purposes as cash flow hedges. The Company has elected not to designate its derivatives for balance sheet purposes as fair value hedges under SFAS 133 and have appropriately recorded any changes in fair value to interest income and other, net. The net realized foreign currency gains (losses) related to the foreign currency forward contracts were $1.4 million and ($1.1) million for the years ended December 31, 2005 and 2004, respectively.

OTHER FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of financial instruments, other than those accounted for in accordance with Statement of Financial Accounting Standards No. 115, were as follows at December 31, 2005 and 2004 (in thousands):

	2005		2004
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Non-marketable equity securities	$18,120	$18,120	$14,890	$14,890
Note receivable from Nuvelo	5,240	5,240	4,940	4,940
Employee loans receivable	1,824	1,824	1,900	1,900
Liability:
Convertible notes	120,000	189,886	120,000	162,300

The fair value estimates provided above for the Company’s convertible notes were based on quoted market prices available at December 31, 2005 and 2004. All other fair values were based on current market rates, liquidation and net realizable values.

NOTE 7—INVENTORIES

Inventories consist of the following at December 31, 2005 and 2004 (in thousands):

	2005	2004
Raw materials	$13,094	$6,719
Work-in-process	10,423	4,181
Finished goods	12,463	7,097
Total	$35,980	$17,997

NOTE 8—PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31, 2005 and 2004 (in thousands):

	2005	2004
Property and equipment:
Construction-in-progress	$25,233	$16,927
Equipment and furniture	115,143	96,843
Building and leasehold improvements	55,477	41,597
Land	1,310	1,310
	197,163	156,677
Less accumulated depreciation and amortization	(111,603)	(92,498)
Net property and equipment	$85,560	$64,179

Construction-in-progress includes construction costs for new and upgraded facilities in Singapore and West Sacramento as well as related purchased equipment not yet placed in service.

NOTE 9—ACQUIRED TECHNOLOGY RIGHTS

Acquired technology rights are comprised of licenses to technology covered by patents owned by third parties or patents acquired by the Company and are amortized over the expected useful lives of these assets, which range from one to fifteen years. Accumulated amortization of these rights amounted to $22.2 million and $14.6 million at December 31, 2005 and 2004, respectively.

In May 2004, the Company reached an agreement with Oxford Gene Technology, Ltd. (“OGT”) that required the Company to make a total cash payment of $62.5 million to OGT. The agreement included two distinct components. The first component related to the payment of approximately $20.6 million due in connection with previously accrued and expensed royalty obligations through May 2004 calculated using the terms of the original license agreement. The second component related to a cash payment of approximately $41.9 million to convert the Company’s non exclusive royalty bearing license to certain OGT patents to a fully paid up license. The Company determined that the $41.9 million cash payment is less than the net present value of the future estimated royalty obligations under the terms of the original license agreement. In accordance with Statement of Financial Accounting Standard 142 (“SFAS 142”), Goodwill and Other Intangible Assets, the $41.9 million was recorded as an intangible asset. Consistent with the guidance in SFAS 142 and with Statement of Financial Accounting Standard 141 (“SFAS 141”), Business Combinations, this fully paid license is being amortized over its remaining useful life of approximately ten years.

The expected future annual amortization expense of the Company’s acquired technology rights is as follows (in thousands):

For the Year Ending December 31,	Amortization Expense
2006	$7,942
2007	7,942
2008	7,930
2009	7,061
2010	6,321
Thereafter	24,230
Total expected future annual amortization	$61,426

NOTE 10—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of December 31, 2005 and 2004 consist of the following (in thousands):

	2005	2004
Accounts payable	$29,718	$14,000
Accrued compensation and related liabilities	20,419	27,416
Accrued taxes	10,354	10,158
Accrued legal	1,357	694
Accrued warranties	6,223	4,113
Other	3,480	4,884
Total	$71,551	$61,265

NOTE 11—RELATED PARTY TRANSACTIONS AND NOTES RECEIVABLE FROM EMPLOYEES

RELATED PARTY TRANSACTIONS

PERLEGEN SCIENCES, INC.

As of December 31, 2005, the Company, and certain of its affiliates, including the Company’s chief executive officer and members of the board of directors, held approximately 25% ownership interest in Perlegen Sciences, Inc. (“Perlegen”), a privately-held biotechnology company. In addition, two members of Perlegen’s board of directors are also members of the Company’s board of directors.

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

The Company accounts for its ownership interest in Perlegen using the equity method as the Company and its affiliates do not control the strategic, operating, investing and financing activities of Perlegen. Further, the Company has no obligations to provide funding to Perlegen nor does it guarantee or otherwise have any obligations related to the liabilities or results of operations of Perlegen or its investors. Through January 2005, the Company’s investment in Perlegen had no cost basis; accordingly, the Company has not recorded its proportionate share of Perlegen’s operating losses in its financial statements since the completion of Perlegen’s initial financing. In February 2005, the Company participated in Perlegen’s Series D preferred stock financing and recorded a $2.0 million investment related to this transaction, which was included in the Company’s Consolidated Balance Sheet as a component of other assets. As of June 30,

2005 the Company had reduced the carrying value of its investment to zero through the recording of its proportionate share of Perlegen’s operating losses it incurred since February 2005, which is included as a component of interest and other income, net, in the Company’s Consolidated Statement of Operations for the year ended December 31, 2005.

In accordance with Financial Accounting Standards Board Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” as amended, the Company has concluded that Perlegen is a Variable Interest Entity (VIE) in which it holds a variable interest, and that the Company is not the primary beneficiary. Accordingly, no change to the Company’s historical accounting for Perlegen is required.

On January 9, 2003, the Company entered into an agreement with Perlegen to in-license certain intangible assets that are expected to accelerate its plans to design and commercialize the Company’s microarrays for whole genome and candidate region DNA analysis. In addition to broadening its access to certain specific Perlegen technologies, this licensing agreement advanced by approximately three years its prior commercialization rights to the Perlegen single nucleotide polymorphism (SNP) database for the development of Affymetrix microarray DNA products that the Company already had under development prior to January 2003. This agreement also eliminated any future royalty obligations for array products that the Company may commercialize based on information contained in Perlegen’s SNP database. Under the terms of the licensing agreement, the Company paid Perlegen a total of $15.0 million in cash and granted Perlegen a $3.0 million credit to be applied against the margin on the Company’s future sales of chips to Perlegen that were utilized by Perlegen in their revenue generating activities. In the second quarter of 2004, Perlegen had used all of the $3.0 million credit and as such, the Company has started to record margin on specific sales to Perlegen.

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

The Company’s management engaged an independent third party valuation professional to assist them in determining the relative fair values of each intangible asset licensed and the allocation of the consideration paid. While management considered the work of the independent third party valuation professional, management took primary responsibility for allocating the consideration paid for the intangible assets acquired. The $10.1 million charge associated with advanced access to the Perlegen SNP database was included in acquired in-process technology in the Consolidated Statement of Operations as the database has no alternative future use to us beyond its developing a limited number of closely related DNA analysis products. The advanced access to the Perlegen SNP database was obtained for use in developing a finite number of products within its DNA analysis product line. Therefore, as of the license date, the Company did not forecast any material changes from its historical gross margins for any of its DNA analysis products.

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

On June 28, 2005, the Company executed an agreement with a customer pursuant to which the Company agreed to provide genotypic data in the context of whole genome association studies. The Company has subcontracted certain elements of this agreement to Perlegen which will use Affymetrix GeneChip® technology to provide the genotypic data. The Company may incur up to $3.6 million in expenses related to subcontract services from Perlegen through the term of the agreement, which is expected to end in 2006. As of December 31, 2005, no expenses have been incurred.

In the third and fourth quarters of 2005, the Company supplied Perlegen with probe arrays for use in providing genotyping services to third parties in specific projects. These sales to Perlegen are outside the scope of the existing supply arrangement with Perlegen and are included in revenue from Perlegen on the Consolidated Statement of Operations for the year ended December 31, 2005.

ARRAY AUTOMATION, LLC

The Company is currently a partner in Array Automation, LLC (“AAL”), a joint venture with Beckman Coulter, Inc. (“Beckman”). In July 1998, the Company entered into an asset purchase agreement with Beckman. As part of the asset purchase agreement, the Company agreed to establish a joint venture with Beckman. AAL was incorporated in July 2003, with the primary purpose of product research and development in the field of non-photolithographic arrays of polynucleotide sequences and instruments. In accordance with the agreement between the Company and Beckman, 100% of the losses generated by AAL are allocated to Beckman. Future net income generated by AAL, if any, is allocated 51% to the Company and 49% to Beckman, after Beckman has recovered all of the cumulative losses it has recorded.

Based on the application of FIN 46R, the Company has concluded that AAL is a VIE, but that the Company is not the primary beneficiary of AAL. Accordingly, the Company will account for its investment in AAL using the equity method. Since the cost basis of the Company’s assets contributed to AAL were of zero value, the Company’s investment in AAL is also recorded at zero value. As a result, the Company will not record any impact of AAL’s operating results in its consolidated statements of operations until, and only if, Beckman has recovered all of the losses that it will absorb pursuant to the terms of the joint venture agreement. If AAL is terminated with a cumulative deficit, the Company is not obligated to fund any such losses. In addition, the Company does not have any obligation to provide funding to AAL, guarantee or otherwise have any obligations related to the liabilities of AAL or its investors.

NOTES RECEIVABLE FROM EMPLOYEES

The Company has notes receivable from employees totaling $1.8 million and $1.9 million as of December 31, 2005 and 2004, respectively. The notes are generally due four to five years after the date of issuance and accrued interest is due based on the Internal Revenue Service imputed interest rate at the date of issuance. Interest rates have generally been between 2% and 6%. In July 2001, the Company entered into a credit arrangement with an officer of the Company for an amount not to exceed $1.2 million. In January 2004, the officer borrowed the entire $1.2 million available under the arrangement. Repayment of the $1.2 million is due on the earlier date of i) four years from the date of withdrawal or ii) the date the executive leaves the Company. The note bears interest at the IRS imputed rate of 3.5%, and accrued interest is payable after two years.

NOTE 12—COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

Affymetrix leases laboratory, office and manufacturing facilities under non-cancelable operating leases that expire at various times through 2016. Some of these leases contain renewal options ranging from two to five years and escalation clauses. Rent expense related to operating leases was approximately $8.9 million in 2005, $8.6 million in 2004, and $6.9 million in 2003. In connection with some of these facility leases, the Company has made security deposits totaling $2.7 million, which are included in long-term other assets in the Consolidated Balance Sheets. Future minimum lease obligations at December 31, 2005 under all non-cancelable operating leases are as follows (in thousands):

Year Ending December 31,	Amount
2006	$11,085
2007	10,375
2008	10,071
2009	7,171
2010	6,098
Thereafter	16,478
Total minimum lease payments	$61,278

PRODUCT WARRANTY COMMITMENT

The Company provides for anticipated warranty costs at the time the associated revenue is recognized. Product warranty costs are estimated based upon the Company’s historical experience and the warranty period. The Company periodically reviews the adequacy of its warranty reserve, and adjusts, if necessary, the warranty percentage and accrual based on actual experience and estimated costs to be incurred. In the third quarter of 2005, the Company adjusted its warranty reserve by approximately $2.0 million for anticipated costs associated with its decision to replace the Mapping 500K Array sets purchased by certain of its early access customers. Information regarding the changes in the Company’s product warranty liability for the years ended December 31, 2004 and December 31, 2005 is as follows (in thousands):

Amount
Balance at December 31, 2003	$2,950
New warranties issued	4,684
Repairs and replacements	(3,521)
Adjustments	—
Balance at December 31, 2004	4,113
New warranties issued	5,002
Repairs and replacements	(4,918)
Adjustments	2,026
Balance at December 31, 2005	$6,223

FUNDING COMMITMENTS

The Company has invested $8.5 million and is committed to invest up to an additional $1.5 million in a venture capital limited partnership. The investment is included on the Consolidated Balance Sheet as a component of other assets and is accounted for under the equity method.

NON-CANCELABLE SUPPLY AGREEMENTS

As of December 31, 2005, the Company had approximately $3.9 million of non-cancelable inventory supply agreements that are in effect through 2009.

INDEMNIFICATIONS

From time to time the Company has entered into indemnification provisions under certain of its agreements with other companies in the ordinary course of business, typically with business partners, customers, and suppliers. Pursuant to these agreements, the Company generally indemnifies, holds harmless, and agrees to reimburse the indemnified parties on a case by case basis for losses suffered or incurred by the indemnified parties in connection with any U.S. patent or other intellectual property infringement claim by any third party with respect to its products. The term of these indemnification provisions is generally perpetual from the time of the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. In addition, the Company has entered into indemnification agreements with its officers and directors. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As of December 31, 2005, the Company had not accrued a liability for this guarantee, because the likelihood of incurring a payment obligation in connection with this guarantee is remote.

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

Multilyte Litigation

Multilyte Ltd., a British corporation, and Affymetrix are engaged in legal proceedings in Germany and the United States to address allegations made by Multilyte that the Company infringes certain patents owned by Multilyte (the “Multilyte patents”) by making and selling our GeneChip® DNA microarray products.

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

United States

In the U.S. action, on August 13, 2003, the Company commenced proceedings in the United States District Court for the Northern District of California seeking a declaratory judgment that eight Multilyte patents are not infringed and are invalid. Multilyte has agreed that the Company does not infringe five of the eight named patents. On October 24, 2003, the Company filed an amended complaint seeking a declaratory judgment as to three of the original eight named patents—U.S. Patents 5,432,099, 5,599,720 and 5,807,755. Multilyte answered the Company’s complaint for declaratory judgment and asserted counterclaims against the Company alleging infringement of the three patents named by the Company in its complaint. Multilyte has submitted the three patents-in-suit to the United States Patent and Trademark Office for voluntary re-examination. These patents remain in re-examination in the USPTO. On April 28, 2005, the Court granted the Company’s motions for summary judgment of non-infringement and entered a final judgment in the action in favor of the Company against Multilyte. On May 5, 2005, Multilyte filed a notice of motion to amend the judgment asserting that the Court’s entry of final judgment was premature because it did not give Multilyte the opportunity to present evidence showing infringement under the Court’s most recent claim construction. On June 23, 2005, the Court again granted summary judgment of non-infringement. The Court then entered judgment in favor of the Company. Multilyte has appealed the Court’s decision to the United States Court of Appeals for the Federal Circuit which held oral argument on the appeal on March 7, 2006.

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

On November 10, 2003, the Company filed a complaint against Enzo in the United States District Court for the Southern District of New York for declaratory judgment, breach of contract and injunctive relief relating to the 1998 agreement. In its complaint, the Company alleges that Enzo has engaged in a pattern of wrongful conduct against it and other Enzo labeling reagent customers by, among other things, asserting improperly broad rights in its patent portfolio, improperly using the 1998 agreement and distributorship agreements with others in order to corner the market for non-radioactive labeling reagents, and improperly using the 1998 agreement to claim ownership rights to the Company’s proprietary technology. The Company seeks declarations that it has not breached the 1998 agreement, that it is entitled to sell its remaining inventory of Enzo reagent labeling kits, and that nine Enzo patents that are identified in the 1998 agreement are invalid and/or not infringed by it. The Company also seeks damages and injunctive relief to redress Enzo’s alleged breaches of the 1998 agreement, its alleged tortious interference with the Company’s business relationships and prospective economic advantage, and Enzo’s alleged unfair competition. The Company filed a notice of related case stating that its complaint against Enzo is related to the complaints already pending in the Southern District of New York against eight other former Enzo distributors. The U.S. District Court for the Southern District of New York has related the Company’s case. There is no trial date in the actions between Enzo and the Company.

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

Administrative Litigation and Proceedings

The Company’s intellectual property is subject to a number of significant administrative and litigation actions. For example, in Europe and Japan, we expect third parties to oppose significant patents that the Company owns or controls. Currently, Multilyte Ltd. and ProtoGene Laboratories, Inc. filed oppositions against the Company’s EP 0 619 321 patent in the European Patent Office. PamGene B.V. has filed an opposition against the Company’s EP 0 728 520 patent and it was revoked at oral proceedings on January 14, 2004. Affymetrix has appealed this ruling. Also, Abbott Laboratories, Applera, Clondiag and CombiMatrix are parties in opposition against the Company’s EP 0 834 575. An oral hearing was conducted by the Opposition Division which upheld the patent on December 4, 2004, and this decision has been appealed. Abbott Laboratories, CombiMatrix, PamGene B.V., Applera and Dr. Peter Schneider filed an opposition against the Company’s EP 0 834 576 patent. The Opposition Division revoked the patent during an oral hearing on February 23, 2005 and Affymetrix has appealed this ruling. CombiMatrix has filed an opposition against EP 0 695 941, Agilent, CombiMatrix, Clondiag and Applera have filed an opposition against EP 0 853 679, Applera has opposed EP 0 972 564 and Degussa AG has filed an opposition against EP 1 086 742. These procedures will result in the respective patents being either upheld in their entirety, allowed to issue in amended form in designated European countries, or revoked.

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

NOTE 13—CONVERTIBLE SUBORDINATED NOTES

On September 22, 1999, the Company completed the sale of $150 million principal amount of 5% convertible subordinated notes due 2006 (the “5% Notes”). The 5% Notes mature on October 1, 2006 and bear interest at a rate of 5% per annum, which is payable semi-annually on April 1 and October 1. The 5% Notes are convertible, at the option of the holder at any time prior to maturity or redemption, into shares of the Company’s common stock at a conversion price of $61.50 per share, subject to adjustment. The Company can redeem some or all of the 5% Notes at any time after October 7, 2002, and the debt holder has a right to require the Company to purchase all or a portion of the 5% Notes upon a change in control. The 5% Notes are subordinated to all of the Company’s existing and future senior indebtedness. Total offering expenses related to the 5% notes were $5.4 million and have been included in other assets. These expenses will be amortized to interest expense over the life of the notes.

On February 14, 2000, the Company completed the sale of $225.0 million principal amount of 4.75% convertible subordinated notes due 2007 (the “4.75% Notes”). The 4.75% Notes mature on February 15, 2007 and bear interest at a rate of 4.75% per annum, which is payable semi-annually on February 15 and August 15. The 4.75% Notes are convertible, at the option of the holder at any time prior to maturity or redemption, into shares of the Company’s common stock at a conversion price of $160.50 per share, subject to adjustment. The Company can redeem some or all of the 4.75% Notes at any time after February 20, 2003 and the debt holders have a right to require the Company to purchase all or a portion of the 4.75% Notes upon a change in control. The 4.75% Notes are subordinated to all of the Company’s existing and future senior indebtedness. Total offering expenses related to these notes were $7.2 million and have been included in other assets. These expenses will be amortized to interest expense over the life of the 4.75% Notes.

Between August 2001 and June 2003, the Company repurchased $59.5 million and $48.0 million principal amounts of its 4.75% Notes and 5% Notes, respectively. On January 9, 2004, the Company completed the redemption of its 5% Notes ($102.0 million face value). In connection with the redemption, the Company recorded a charge of $3.2 million to interest expense in the first quarter of 2004, related to the unamortized issuance costs and redemption fee associated with the repurchased notes. On February 19, 2004, the Company also completed the redemption of its 4.75% Notes ($165.5 million face value). In connection with the redemption, the Company recorded a charge of $4.9 million to interest expense related to the unamortized issuance costs and redemption fee associated with the repurchased notes.

NOTE 14—SENIOR CONVERTIBLE NOTES

On December 10, 2003, the Company issued $120.0 million of 0.75% Senior Convertible Notes (the “0.75% Notes”) due December 15, 2033. The net proceeds after issuance costs (which will be amortized over 5 years, the earliest term for redemption outside of the Company’s control), from the 0.75% Notes offering were $116.0 million. The 0.75% Notes bear interest of 0.75% per year on the principal amount payable semi-annually in arrears on June 15 and December 15 of each year, beginning June 15, 2004. The Company used the net proceeds of the offering to repurchase its 4.75% Notes. The 0.75% Notes are convertible into 32.2431 shares of Affymetrix common stock per $1,000 principal amount of notes which equates to 3,869,172 shares of common stock, or $31.01 per share of common stock subject to adjustment, prior to the close of business on the business day prior to the maturity date under the following circumstances: (1) during any quarterly conversion period prior to December 15, 2028, if the sales price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading-day period ending on the first day of such conversion period reaches a specified threshold, (2) on or after December 28, 2028, at any time after the sale price of the Company’s common stock on any date is greater than 130% of the then current conversion price, (3) during the five consecutive trading-day period in which the average of the trading prices for the notes was less than 98% of the average of the sale price of the Company’s common stock multiplied by the then applicable conversion rate, (4) the 0.75% Notes are called for redemption, or (5) specified corporate transactions have occurred.

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

NOTE 15—STOCKHOLDERS’ EQUITY

STOCKHOLDER RIGHTS PLAN

On October 15, 1998, the Board of Directors of the Company declared a dividend of (i) one preferred share purchase right (a “Right”) for each outstanding share of common stock of the Company, and (ii) a number of Rights for each share of Series AA Preferred Stock of the Company equal to the number of shares of common stock into which such share of Series AA Preferred Stock was convertible. The dividend was paid on October 27, 1998 (the “Record Date”) to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series B Junior Participating Preferred Stock, par value $.01 per share, of the Company (the “Series B Preferred Stock”) at a price of $62.50 per one one-thousandth of a share of Series B Preferred Stock, subject to adjustment. The Rights will be exercisable if a person or group hereafter acquires beneficial ownership of 15% or more of the common stock of the Company or announces a tender offer for 15% or more of the common stock. The Board of Directors will be entitled to redeem the Rights at one cent per Right at any time before any such person acquires beneficial ownership of 15% or more of the outstanding common stock. If a person or group acquires 15% or more of the outstanding common stock of the Company, each Right will entitle its holder to purchase, at the Right’s exercise price, a number of shares of common stock having a market value at that time of twice the Right’s exercise price. Rights held by the 15% holder will become void and will not be exercisable to purchase shares at the bargain purchase price. If the Company is acquired in a merger or other business combination transaction after a person acquires 15% or more of the Company’s common stock, each Right will entitle its holder to purchase, at the Right’s then-current exercise price, a number of the acquiring company’s common shares having a market value at that time of twice the Right’s exercise price.

On February 7, 2000, the Company’s Board of the Directors approved an amendment to its stockholders rights plan. The amendment increases the exercise price of the Preferred Share Purchase Rights to $625.00 and extends the expiration date of the plan to February 2010. Under the amended plan, each Preferred Share Purchase Right entitles stockholders to buy one one-thousandth of a share of Series B Junior Participating Preferred Stock of the Company at the new exercise price of $625.00. The Rights will be exercisable if a person or group acquires beneficial ownership of 15% or more of the common stock of the Company or announces a tender offer for 15% or more of the common stock.

STOCK OPTION AND BENEFIT PLANS

In 1996, the Board of Directors adopted the Affymetrix 1996 Non-Employee Directors Stock Option Plan (the "1996 Stock Plan"), which was amended and restated in 2001, under which only nonqualified stock options may be granted to non-employee directors of the Company. Options granted under the 1996 Stock Plan expire no later than ten years and two days from the date of grant. The option price shall be at least 100% of the fair value of the Company's common stock on the date of grant (110% in certain circumstances), as determined by the Board of Directors. Options granted under the 1996 Stock Plan are subject to the vesting provisions set forth in that plan. A total of 600,000 shares of common stock are authorized for issuance under the 1996 Stock Plan and the shares are subject to repurchase by the Company under the terms of the grant. All options granted under the 1996 Stock Plan are exercisable in full six months after the date of grant and are subject to repurchase at the original exercise price by the Company over the remaining vesting period which is generally five years for initial grants and one year for annual grants. At December 31, 2005, there were no shares subject to repurchase under this plan.

In 1998, the Board of Directors adopted the Affymetrix 1998 Stock Incentive Plan (the “1998 Stock Plan”) under which nonqualified stock options and restricted stock may be granted to employees and outside consultants, except that members of the Board of Directors and individuals who are considered officers of the Company under the rules of the National Association of Securities Dealers shall not be eligible. Options granted under the 1998 Stock Plan expire no later than ten years from the date of grant. The option price shall be at least 100% of the fair value of the Company’s common stock on the date of grant (110% in certain circumstances), as determined by the Board of Directors. Options may be granted with different vesting terms from time to time as determined by the Board of Directors. A total of 3,600,000 shares of common stock are authorized for issuance under the 1998 Stock Plan .

In 2000, the Board of Directors adopted the 2000 Equity Incentive Plan (the “2000 Stock Plan”), which was amended and restated in 2001, under which restricted shares, stock units, stock options and stock appreciation rights may be granted to employees, outside directors and consultants. Options granted under the 2000 Stock Plan expire no later than ten years from the date of grant. The option price shall be at least 100% of the fair value of the Company’s common stock on the date of grant (110% in certain circumstances), as determined by the Board of Directors. Options may be granted with different vesting terms from time to time as determined by the Board of Directors. In 2004, the 2000 Stock Plan was

amended and restated to increase share availability by 2,500,000 shares bringing the total shares of common stock authorized for issuance under the 2000 Stock Plan to 7,500,000.

On October 21, 2005, Affymetrix completed the acquisition of ParAllele and assumed all options outstanding under its stock option plan, which was subsequently amended and is now the Affymetrix/ParAllele 2001 Stock Option Plan (“ParAllele Stock Plan”). If all assumed options under the ParAllele Stock Plan became fully vested and exercised, they would convert to 190,944 shares of Affymetrix’ common stock. No additional options are authorized for grant. Options granted under the ParAllele Stock Plan expire no later than ten years from the date of grant.

Activity under the stock plans through December 31, 2005 is as follows (in thousands, except per share amounts):

		Options Outstanding
	Options Available for Grant	Number Outstanding	Weighted Averaged Exercise Price Per Share
Balance at December 31, 2002	2,082	11,126	$24.66
Granted	(436)	436	$23.10
Exercised	—	(834)	$14.33
Canceled	652	(653)	$24.21
Expired	(660)	—	—
Balance at December 31, 2003	1,638	10,075	$25.48
Authorized	2,500	—	—
Granted	(1,729)	1,730	$30.75
Exercised	—	(2,101)	$17.32
Canceled	361	(361)	$39.05
Expired	(43)	—	$23.01
Balance at December 31, 2004	2,727	9,343	$27.72
Authorized	191	—	—
Granted	(1,076)	1,076	$45.08
Exercised	—	(3,294)	$22.89
Canceled	368	(368)	$37.25
Expired	(15)	—	—
Balance at December 31, 2005	2,195	6,757	$31.31

The following table summarizes information concerning currently outstanding and exercisable options at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number (in thousands)	Weighted-Average Remaining Contractual Life (In Years)	Weighted-Average Exercise Price Per Share	Number (in thousands)	Weighted-Average Exercise Price Per Share
$ 0.26 - $20.38	1,069	4.18	$13.81	876	$14.59
$20.50 - $24.44	1,429	4.37	$23.41	1,246	$23.53
$24.48 - $30.32	894	4.85	$26.97	500	$26.59
$30.34 - $34.51	1,278	5.85	$31.23	635	$31.23
$34.56 - $45.94	647	6.13	$40.60	192	$37.14
$45.98 - $50.07	1,000	5.04	$47.88	841	$47.86
$50.28 - $60.94	407	6.35	$55.53	151	$55.52
$61.25 - $133.50	33	4.70	$77.95	33	$77.95
Total	6,757	5.07	$31.31	4,474	$29.86

RESERVED SHARES

At December 31, 2005, the Company has shares reserved for future issuance as follows (in thousands):

Options outstanding	6,757
Options available for future grants	2,195
Convertible subordinated notes	3,870
12,822

NOTE 16—INCOME TAXES

The following table presents the U.S. and foreign components of consolidated income (loss) before income taxes and the provision for income taxes (in thousands):

	Year Ended December 31,
	2005	2004	2003
INCOME (LOSS) BEFORE INCOME TAXES:
U.S.	$127,382	$48,208	$15,064
Foreign	(64,774)	2,726	1,784
Income (loss) before income taxes	$62,608	$50,934	$16,848
PROVISION FOR INCOME TAXES:
Current:
Federal	$30,380	$437	$1,500
State	2,663	280	293
Foreign	1,969	2,609	770
Subtotal	$35,012	$3,326	$2,563
Deferred:
Federal	$(29,170)	$—	$—
State	—	—	—
Foreign	(750)	—	—
Subtotal	$(29,920)	$—	$—
Provision for income taxes	$5,092	$3,326	$2,563

The difference between the provision for income taxes and the amount computed by applying the Federal statutory income tax rate (35%) to income before taxes is explained as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Tax at federal statutory rate	$21,913	$17,827	$5,896
Previously unbenefited losses	(49,279)	(17,503)	(6,571)
State taxes, net	4,042	182	190
Non-deductible stock compensation	281	322	783
Foreign taxes	523	1,657	748
Unbenefited foreign loss	28,597	—	—
Alternative minimum taxes	—	1,751	1,500
Non-deductible in-process research and development	2,910	—	—
Research credits	(2,137)	—	—
Export tax benefits	(1,142)	—	—
Domestic manufacturing deduction	(840)	—	—
Other	224	(910)	17
	$5,092	$3,326	$2,563

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$52,925	$64,034
Tax credit carryforwards	29,024	16,682
Deferred revenue	12,899	18,631
Capitalized research and development costs	3,126	3,985
Intangibles	2,242	2,704
Accrued compensation	3,492	3,349
Accrued warranty	2,452	1,652
Equipment reserve	4,452	2,477
Other, net	9,209	4,668
Total deferred tax assets	119,821	118,182
Valuation allowance for deferred tax assets	(82,324)	(118,182)
Net deferred tax assets	37,497	—
Net deferred tax liabilities:
Property and equipment	(1,944)	—
Net deferred tax assets	$35,553	$—

As of December 31, 2005, the Company had total net operating loss carryforwards of $186.9 million, comprised of $144.2 million for U.S. federal purposes and $42.7 million for state purposes. The net operating loss carryforwards expire in the years 2018 through 2023. Additionally, the Company has federal and state research and development tax credit carryforwards and other various tax credit carryforwards of approximately $35.6 million, which expire in the years 2007 through 2025. Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

The valuation allowance decreased by $35.9 million and $3.1 million for the years ended December 31, 2005 and 2004, respectively. Based upon the weight of available evidence, which included an analysis of projected future book and taxable income, as of December 31, 2005, the Company retained a valuation allowance of $82.3 million.

During fiscal 2005, the Company reduced its deferred tax asset valuation allowance by approximately $35.9 million. In assessing the realizability of its deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considered historical book income, the scheduled reversal of deferred tax assets, and projected future book and taxable income in making this assessment. Based upon a detailed analysis of historical and projected book and taxable income, the Company determined that the realization of certain deferred tax assets for which a valuation allowance had been previously recorded is considered more likely than not.

Approximately $73.4 million of the valuation allowance as of December 31, 2005 is attributable to the income tax benefits of stock option deductions, the benefit of which will be credited to stockholders’ equity when, and if, realized. The remaining valuation allowance of approximately $8.9 million as of December 31, 2005 is attributable to the acquisition of certain ParAllele tax attributes, the benefit of which will be credited to goodwill when, and if, realized.

Cumulative unremitted foreign earnings that are considered to be permanently invested outside the United States and on which no U.S. taxes have been provided were approximately $6.0 million as of December 31, 2005. The residual U.S. tax liability, if such amounts were remitted, would be nominal.

Of the total tax benefits resulting from the exercise of employee stock options and other employee stock programs, the amounts booked to stockholders’ equity were approximately $33.1 million and $0.7 million for the years ended December 31, 2005 and 2004 respectively.

NOTE 17—PRODUCT SALES, GEOGRAPHIC SALES, AND SIGNIFICANT CUSTOMERS

The Company has determined that, in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information”, it operates in one segment as it only reports operating results on an aggregate basis to the chief operating decision makers of the Company. The Company reported product and product related revenue by type and by region as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Total product and product related revenue:
Probe arrays	$197,949	$168,243	$139,591
Reagents	42,428	31,744	20,419
Instruments	62,636	77,269	62,738
Subscription fees	12,448	20,669	26,208
Service and other	20,172	15,526	18,451
License fee and milestone revenue	14,557	17,434	13,373
Total product and product related revenue	$350,190	$330,885	$280,780
Customer location:
United States	$173,496	$171,674	$152,937
Europe	108,907	100,553	82,850
Japan	47,920	43,488	35,409
Other	19,867	15,170	9,584
Total	$350,190	$330,885	$280,780

There were no customers representing 10% or more of total revenue in 2005, 2004 and 2003.

NOTE 18—DEFINED-CONTRIBUTION SAVINGS PLANS

401(K) PLAN

The Company maintains a defined-contribution savings plan which is qualified under Section 401(k) of the Internal Revenue Code. The plan covers substantially all full-time U.S. employees. Participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Company’s expense associated with matching employee contributions totaled $3.3 million in 2005, $3.0 million in 2004 and $1.7 million in 2003. Company contributions vest to employees ratably over four years.

DIRECTOR AND EXECUTIVE DEFERRED COMPENSATION PLAN

In December 2004, the Board of Directors approved the creation of the Affymetrix, Inc. Deferred Compensation Plan (the “Plan”). The Plan provides directors, executive officers and other eligible employees with the opportunity to enter into agreements to defer specified percentages of their cash compensation derived from base salary, bonus awards and other specified compensation (including director fees). Distributions occur upon termination of service (or the 6-month anniversary after termination), death, or upon such other dates that may be elected by the participant in accordance with the terms of the Plan. Generally participants may elect for distributions of deferred amounts upon termination or death to be paid in the form of either a lump sum or in annual installments. Distributions would be made in the event of a change of control of Affymetrix. Deferrals are adjusted for gain or loss based on the performance of one or more investment options selected by the participant from among investment funds chosen by the Compensation Committee of the Board. The Company in its sole discretion may suspend or terminate the Plan or revise or amend it in any respect, except that no such action may reduce vested amounts credited to deferral accounts, and such accounts will continue to be owed to the participants or beneficiaries and will continue to be a liability of the Company until paid. For the years ended December 31, 2005 and 2004, the Company incurred no significant expenses in connection with the Plan.

NOTE 19—UNAUDITED QUARTERLY FINANCIAL INFORMATION

	2005				2004
	Fourth Quarter(3)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter(1)
	(in thousands, except per share amounts)
Total revenue (excluding Perlegen)	$108,734	$81,227	$82,140	$86,428	$106,383	$78,988	$78,362	$76,984
Perlegen revenue	$2,755	$2,220	$1,911	$2,187	$1,325	$2,742	$1,392	$1,649
Total cost of goods sold (excluding Perlegen)	$30,653	$23,410	$20,411	$21,784	$26,808	$19,474	$21,464	$23,588
Perlegen cost of goods sold	$803	$1,359	$1,750	$1,242	$572	$569	$1,099	$1,371
Net income (loss)	$24,774	$8,713	$7,811	$16,218	$27,055	$15,377	$7,009	$(1,833)
Basic net income (loss) per share	$0.38	$0.14	$0.12	$0.26	$0.44	$0.25	$0.12	$(0.03)
Diluted net income (loss) per share(2)	$0.35	$0.13	$0.12	$0.24	$0.41	$0.24	$0.11	$(0.03)

(1)    In January 2004, the Company completed the redemption of its 5.0% Notes ($102.0 million face value). In connection with the redemption, the Company recorded a charge of $3.2 million to interest expense in the first quarter of 2004, related to the unamortized issuance costs and redemption fee associated with the repurchased 5.0% Notes. In February 2004, the Company also completed the redemption of its 4.75% Notes ($165.5 million face value). In connection with the redemption, the Company recorded a charge of $4.9 million to interest expense related to the unamortized issuance costs and redemption fee associated with the repurchased 4.75% Notes.

(2)    In September 2004, the Emerging Issues Task Force reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share,” (“EITF 04-8”) which addresses when the dilutive effect of contingently convertible debt instruments should be included in diluted earnings per share. EITF 04-8 requires that contingently convertible debt instruments be included in the computation of diluted earnings per share regardless of whether the market price trigger has been met. EITF 04-8 also requires that prior period diluted earnings per share amounts presented for comparative purposes be restated. EITF 04-8 is effective for reporting periods ending after December 15, 2004. The Company’s diluted earnings per share calculation has been restated to include shares issuable upon conversion of the Company’s 0.75% senior convertible notes issued in 2003 for periods where the Company reported net income. There were no changes to reported diluted earnings per share except for the third quarter of 2004 where the diluted earnings per share decreased from $0.25 to $0.24.

(3)    On October 21, 2005, we recorded a charge of approximately $8.3 million related to acquired in-process technology in connection with our acquisition of ParAllele BioScience, Inc. (“ParAllele”), a provider of comprehensive genetic discovery solutions to the life science research, pharmaceutical and diagnostic sectors.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, Affymetrix’ management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of Affymetrix’ disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Affymetrix’ disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the operations acquired from ParAllele BioScience, Inc. on October 21, 2005, which are included in our fiscal 2005 consolidated financial statements and which, in the aggregate, consisted of $5.4 million and $4.5 million of total assets and net assets, respectively, as of December 31, 2005 and which in the aggregate, represented $4.5 million and $1.1 million of revenues and losses from operations, respectively, for the year then ended. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Affymetrix, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Affymetrix, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Affymetrix, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of ParAllele BioScience, Inc., which is included in the 2005 consolidated financial statements of Affymetrix, Inc. and constituted $5.4 million and $4.5 million of total and net assets, respectively, as of December 31, 2005 and $4.5 million and $1.1 million of revenues and losses from operations, respectively, for the year then ended. Our audit of internal control over financial reporting of Affymetrix, Inc. also did not include an evaluation of the internal control over financial reporting of ParAllele Bioscience, Inc.

In our opinion, management’s assessment that Affymetrix, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Affymetrix, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Affymetrix, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of Affymetrix, Inc. and our report dated March 2, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Palo Alto, California,
March 2, 2006

Changes in Internal Control Over Financial Reporting

Other than as set out in this Item 9A, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

Not applicable.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding our directors and executive officers is incorporated by reference to the sections of the Company’s proxy statement for the 2006 Annual Meeting of Stockholders (the “Proxy Statement”) entitled “Election of Directors” and “Management.”

The information concerning our audit committee required by this Item is incorporated by reference to the sections of the Proxy Statement entitled “Governance of the Company” and “Report of the Audit Committee.”

The information concerning compliance with Section 16(a) of the Exchange Act required by this Item is incorporated by reference to the section of the Proxy Statement entitled “Section 16(a) Beneficial Ownership Reporting Compliance” under the heading “Stock Ownership of Principal Stockholders and Management.”

CODE OF ETHICS

Affymetrix has adopted a code of business conduct and ethics for directors, officers (including Affymetrix’ Chief Executive Officer, Chief Financial Officer and Corporate Controller) and employees, known as the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on Affymetrix’ website at http://www.affymetrix.com in the Corporate Governance section under the “Investors” link. Stockholders may request a free copy of the Code of Business Conduct and Ethics by sending an email request to investor@affymetrix.com.

ITEM 11.   EXECUTIVE COMPENSATION

Incorporated by reference to the sections of the Proxy Statement entitled “Executive Compensation,” “Compensation Committee Report,” “Certain Transactions” and “Compensation of Directors.”

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Incorporated by reference to the section of the Proxy Statement entitled “Stock Ownership of Principal Stockholders and Management.”

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the section of the Proxy Statement entitled “Certain Transactions.”

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Information about principal accountant fees and services as well as related pre-approval policies appears under “Fees Paid to Ernst & Young LLP” and “Audit and Finance Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm” in the Proxy Statement. Those portions of the Proxy Statement are incorporated by reference into this report.

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

3.1(4)	Restated Certificate of Incorporation.
3.2(5)	Bylaws.
3.3(6)	Amendment No. 1 to the Bylaws dated as of April 25, 2001.
3.4(7)	Summary of Rights to Purchase Shares of Preferred Stock pursuant to the Rights Agreement dated as of October 15, 1998.
4.1(8)	Rights Agreement, dated October 15, 1998, between Affymetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent.
4.2(9)	Amendment No. 1 to Rights Agreement, dated as of February 7, 2000, between Affymetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent.
4.3(10)	Indenture dated as of December 15, 2003, between Affymetrix, Inc. and The Bank of New York, as Trustee.
4.4(10)	Affymetrix, Inc. 0.75% Senior Convertible Notes due 2033 Registration Rights Agreement dated December 15, 2003.
10.1(11)†	1993 Stock Plan, as amended.
10.2(11)†	1996 Nonemployee Directors Stock Option Plan.
10.3(12)	Lease between Sobrato Interests and Affymetrix, Inc. dated June 12, 1996 (3380 Central Expressway, Santa Clara, CA).
10.4(12)	Lease between Sobrato Interests and Affymetrix, Inc. dated May 31, 1996 (3450 Central Expressway, Santa Clara, CA).

10.5(13)†	1998 Stock Incentive Plan.
10.6(13)†	Form of Officer and Director Indemnification Agreement.
10.7(14)	Lease Agreement by and between the Company and Aetna Life Insurance Company dated as of July 30, 1999.
10.8(15)	Amendment No. 1 to the 1996 Nonemployee Directors Stock Option Plan of Affymetrix, Inc.
10.9(16)	Amended and Restated 1996 Non-Employee Directors Stock Plan.
10.10(17)*	Common Terms Agreement between F. Hoffmann-La Roche Ltd. and Affymetrix, Inc. dated January 29, 2003.
10.11(17)*	License Agreement between F. Hoffmann-La Roche Ltd. and Affymetrix, Inc. dated January 29, 2003.
10.12(17)*	Affymetrix Instrument and Chip Supply Agreement between F. Hoffmann-La Roche Ltd. and Affymetrix, Inc. dated January 29, 2003.
10.13(17)*	Research & Development Collaboration Agreement between F. Hoffmann-La Roche Ltd. and Affymetrix, Inc. dated January 29, 2003.
10.14(17)*	Diagnostic Product and Instrument Agency Agreement between F. Hoffmann-La Roche Ltd. and Affymetrix, Inc. dated January 29, 2003.
10.15(17)*	Affymetrix Instrument Agency Agreement between F. Hoffmann-La Roche Ltd. and Affymetrix, Inc. dated January 29, 2003.
10.16(18)	Lease between Sobrato Interests and Affymetrix dated July 3, 2002 (3420 Central Expressway, Santa Clara, CA).
10.17(18)	First Amendment to Lease between Sobrato Interests and Affymetrix dated September 30, 2003 (3420 Central Expressway, Santa Clara, CA).
10.18(18)†	Loan Agreement in principal amount of $1.2 million executed by Barbara A. Caulfield dated January 7, 2004 pursuant to an extension of credit made to Ms. Caulfield by the Company on July 16, 2001.
10.19(19)	Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan.
10.20(20)	Form of Non-Qualified Stock Option Agreement under the Affymetrix, Inc. Amended and Restated 1996 Non-Employee Directors Stock Plan.
10.21(20)	Form of Stock Option Agreement under the Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan.
10.22(21)	Affymetrix, Inc. Deferred Compensation Plan.
10.23(22)	Fifth Amendment to Lease between Sobrato Interests and Affymetrix, Inc. dated July 3, 2002 (3380 Central Expressway, Santa Clara, CA).
10.24(22)	First Amendment to Lease between Sobrato Interests and Affymetrix, Inc. dated July 3, 2002 (3450 Central Expressway, Santa Clara, CA).
10.25	Lease between Keppel Logistics Pte Ltd. and Affymetrix Pte Ltd. dated as of January 1, 2006 (7 Gul Circle, Singapore 629363).
10.26	Form of Restricted Stock Agreement under the Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan.
21	List of Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

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

(6)          Incorporated by reference to Registrant’s Form 10-Q as filed on May 15, 2001 (File No. 000-28218).

(7)          Incorporated by reference to Registrant’s Form 8-K as filed on October 16, 1998 (File No. 000-28218).

(8)          Incorporated by reference to Registrant’s Form 8-A as filed on October 16, 1998 (File No. 000-28218).

(9)          Incorporated by reference to Registrant’s Form 8-A/A as filed on March 29, 2000 (File No. 000-28218).

(10)   Incorporated by reference to Registrant’s Form S-3 as filed on January 29, 2004 (File No. 333-112311).

(11)   Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-3648), as amended.

(12)   Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q as filed on August 14, 1996 (File No. 000-28218).

(13)   Incorporated by reference to Registrant’s Report on Form 10-K as filed on March 31, 1999 (File No. 000-28218).

(14)   Incorporated by reference to Registrant’s Form 10-Q as filed on August 16, 1999 (File No. 000-28218).

(15)   Incorporated by reference to Registrant’s Registration Statement on Form S-3 as filed on July 12, 1999 (File No. 333-82685), as amended.

(16)   Incorporated by reference to Registrant’s Form 10-Q as filed on May 15, 2001 (File No. 000-28218).

(17)   Incorporated by reference to Registrant’s Form 10-Q as filed on May 15, 2003 (File No. 000- 0-28218).

(18)   Incorporated by reference to Registrant’s Form 10-K as filed on March 15, 2004 (File No. 000-28218).

(19)   Incorporated by reference to Registrant’s Form 10-Q as filed on August 9, 2004 (File No. 000-0-28218).

(20)   Incorporated by reference to Registrant’s Form 10-Q as filed on November 9, 2004 (File No. 000-0-28218).

(21)   Incorporated by reference to Registrant’s Form 8-K as filed on December 14, 2004 (File No. 000-28218).

(22)   Incorporated by reference to Registrant’s Form 10-K as filed on March 16, 2005 (File No. 000-28218).

*                    Confidential treatment granted

†                    Management contract, compensatory plan or arrangement

AFFYMETRIX, INC.
Schedule II—Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Period	Recorded to Costs and Expenses	Deductions(1)	Balance at End of Period
Year Ended December 31, 2005:
Allowance for doubtful accounts	$841	$(33)	$(393)	$415
Year Ended December 31, 2004:
Allowance for doubtful accounts	$761	$144	$(64)	$841
Year Ended December 31, 2003:
Allowance for doubtful accounts	$2,835	$(1,224)	$(850)	$761

(1)          Uncollectible accounts written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFYMETRIX, INC.
(Registrant)
March 9, 2006	By:	/s/ STEPHEN P.A. FODOR, PH.D.
Stephen P.A. Fodor, Ph.D.
FOUNDER, CHAIRMAN OF THE BOARD AND
CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Title	Date
By:	/s/ STEPHEN P.A. FODOR, PH.D.	Founder, Chairman of the	March 9, 2006
	Stephen P.A. Fodor, Ph.D.	Board and Chief Executive Officer
(Principal Executive Officer)
By:	/s/ GREGORY T. SCHIFFMAN	Executive Vice President	March 9, 2006
	Gregory T. Schiffman	and Chief Financial Officer
(Principal Financial Officer)
By:	/s/ JOHN D. DIEKMAN, PH.D.	Director	March 9, 2006
John D. Diekman, Ph.D.
By:	/s/ PAUL BERG, PH.D.	Director	March 9, 2006
Paul Berg, Ph.D.
By:	/s/ SUSAN D. DESMOND-HELLMANN, M.D.	Director	March 9, 2006
Susan D. Desmond-Hellmann, M.D.
By:	/s/ VERNON R. LOUCKS, JR.	Director	March 9, 2006
Vernon R. Loucks, Jr.
By:	/s/ SUSAN E. SIEGEL	Director	March 9, 2006
Susan E. Siegel
By:	/s/ DAVID B. SINGER	Director	March 9, 2006
David B. Singer
By:		Director
Robert H. Trice, Ph.D.
By:	/s/ JOHN A. YOUNG	Director	March 9, 2006
John A. Young

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
2.1(1)	Agreement and Plan of Merger dated as of May 31, 2005 among ParAllele BioScience, Inc., Affymetrix, Inc., Pinecone Acquisition, Inc. and Jonathan MacQuitty.
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

3.1(4)	Restated Certificate of Incorporation.
3.2(5)	Bylaws.
3.3(6)	Amendment No. 1 to the Bylaws dated as of April 25, 2001.
3.4(7)	Summary of Rights to Purchase Shares of Preferred Stock pursuant to the Rights Agreement dated as of October 15, 1998.
4.1(8)	Rights Agreement, dated October 15, 1998, between Affymetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent.
4.2(9)	Amendment No. 1 to Rights Agreement, dated as of February 7, 2000, between Affymetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent.
4.3(10)	Indenture dated as of December 15, 2003, between Affymetrix, Inc. and The Bank of New York, as Trustee.
4.4(10)	Affymetrix, Inc. 0.75% Senior Convertible Notes due 2033 Registration Rights Agreement dated December 15, 2003.
10.1(11)†	1993 Stock Plan, as amended.
10.2(11)†	1996 Nonemployee Directors Stock Option Plan.
10.3(12)	Lease between Sobrato Interests and Affymetrix, Inc. dated June 12, 1996 (3380 Central Expressway, Santa Clara, CA).
10.4(12)	Lease between Sobrato Interests and Affymetrix, Inc. dated May 31, 1996 (3450 Central Expressway, Santa Clara, CA).
10.5(13)†	1998 Stock Incentive Plan.
10.6(13)†	Form of Officer and Director Indemnification Agreement.
10.7(14)	Lease Agreement by and between the Company and Aetna Life Insurance Company dated as of July 30, 1999.
10.8(15)	Amendment No. 1 to the 1996 Nonemployee Directors Stock Option Plan of Affymetrix, Inc.
10.9(16)	Amended and Restated 1996 Non-Employee Directors Stock Plan.

10.10(17)*	Common Terms Agreement between F. Hoffmann-La Roche Ltd. and Affymetrix, Inc. dated January 29, 2003.
10.11(17)*	License Agreement between F. Hoffmann-La Roche Ltd. and Affymetrix, Inc. dated January 29, 2003.
10.12(17)*	Affymetrix Instrument and Chip Supply Agreement between F. Hoffmann-La Roche Ltd. and Affymetrix, Inc. dated January 29, 2003.
10.13(17)*	Research & Development Collaboration Agreement between F. Hoffmann-La Roche Ltd. and Affymetrix, Inc. dated January 29, 2003.
10.14(17)*	Diagnostic Product and Instrument Agency Agreement between F. Hoffmann-La Roche Ltd. and Affymetrix, Inc. dated January 29, 2003.
10.15(17)*	Affymetrix Instrument Agency Agreement between F. Hoffmann-La Roche Ltd. and Affymetrix, Inc. dated January 29, 2003.
10.16(18)	Lease between Sobrato Interests and Affymetrix dated July 3, 2002 (3420 Central Expressway, Santa Clara, CA).
10.17(18)	First Amendment to Lease between Sobrato Interests and Affymetrix dated September 30, 2003 (3420 Central Expressway, Santa Clara, CA).
10.18(18)†	Loan Agreement in principal amount of $1.2 million executed by Barbara A. Caulfield dated January 7, 2004 pursuant to an extension of credit made to Ms. Caulfield by the Company on July 16, 2001.
10.19(19)	Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan.
10.20(20)	Form of Non-Qualified Stock Option Agreement under the Affymetrix, Inc. Amended and Restated 1996 Non-Employee Directors Stock Plan.
10.21(20)	Form of Stock Option Agreement under the Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan.
10.22(21)	Affymetrix, Inc. Deferred Compensation Plan.
10.23(22)	Fifth Amendment to Lease between Sobrato Interests and Affymetrix, Inc. dated July 3, 2002 (3380 Central Expressway, Santa Clara, CA).
10.24(22)	First Amendment to Lease between Sobrato Interests and Affymetrix, Inc. dated July 3, 2002 (3450 Central Expressway, Santa Clara, CA).
10.25	Lease between Keppel Logistics Pte Ltd. and Affymetrix Pte Ltd. dated as of January 1, 2006 (7 Gul Circle, Singapore 629363).
10.26	Form of Restricted Stock Agreement under the Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan.
21	List of Subsidiaries.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

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

(6)          Incorporated by reference to Registrant’s Form 10-Q as filed on May 15, 2001 (File No. 000-28218).

(7)          Incorporated by reference to Registrant’s Form 8-K as filed on October 16, 1998 (File No. 000-28218).

(8)          Incorporated by reference to Registrant’s Form 8-A as filed on October 16, 1998 (File No. 000-28218).

(9)          Incorporated by reference to Registrant’s Form 8-A/A as filed on March 29, 2000 (File No. 000-28218).

(10)   Incorporated by reference to Registrant’s Form S-3 as filed on January 29, 2004 (File No. 333-112311).

(11)   Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-3648), as amended.

(12)   Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q as filed on August 14, 1996 (File No. 000-28218).

(13)   Incorporated by reference to Registrant’s Report on Form 10-K as filed on March 31, 1999 (File No. 000-28218).

(14)   Incorporated by reference to Registrant’s Form 10-Q as filed on August 16, 1999 (File No. 000-28218).

(15)   Incorporated by reference to Registrant’s Registration Statement on Form S-3 as filed on July 12, 1999 (File No. 333-82685), as amended.

(16)   Incorporated by reference to Registrant’s Form 10-Q as filed on May 15, 2001 (File No. 000-28218).

(17)   Incorporated by reference to Registrant’s Form 10-Q as filed on May 15, 2003 (File No. 000- 0-28218).

(18)   Incorporated by reference to Registrant’s Form 10-K as filed on March 15, 2004 (File No. 000-28218).

(19)   Incorporated by reference to Registrant’s Form 10-Q as filed on August 9, 2004 (File No. 000-0-28218).

(20)   Incorporated by reference to Registrant’s Form 10-Q as filed on November 9, 2004 (File No. 000-0-28218).

(21)   Incorporated by reference to Registrant’s Form 8-K as filed on December 14, 2004 (File No. 000-28218).

(22)   Incorporated by reference to Registrant’s Form 10-K as filed on March 16, 2005 (File No. 000-28218).

*                    Confidential treatment granted

†                    Management contract, compensatory plan or arrangement