Form 10-Q
period 2006-03-31
AFFYMETRIX INC
filed 2006-05-10
CIK 913077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

COMMON SHARES OUTSTANDING ON MAY 3, 2006: 67,459,599

AFFYMETRIX, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AFFYMETRIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

(UNAUDITED)

	March 31, 2006	December 31, 2005
		(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$104,492	$100,236
Available-for-sale securities – short-term	149,804	184,696
Accounts receivable	70,606	93,028
Accounts receivable from Perlegen Sciences	6,236	4,082
Inventories	40,702	35,980
Deferred tax assets—current portion	22,218	22,117
Prepaid expenses and other current assets	10,648	12,622
Total current assets	404,706	452,761
Available-for-sale securities – long-term	22,515	—
Property and equipment, net	99,894	85,560
Acquired technology rights, net	59,442	61,426
Goodwill	124,063	124,498
Deferred tax assets—long-term portion	13,436	13,436
Notes receivable from employees	1,839	1,824
Other assets	28,019	27,318
	$753,914	$766,823

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$50,054	$71,551
Deferred revenue — current portion	39,577	35,644
Total current liabilities	89,631	107,195
Deferred revenue — long-term portion	10,706	15,606
Other long-term liabilities	4,563	4,184
Convertible notes	120,000	120,000
Stockholders’ equity:
Common stock	675	672
Additional paid-in capital	621,567	624,727
Deferred stock compensation	—	(10,799)
Accumulated other comprehensive loss	(1,518)	(1,227)
Accumulated deficit	(91,710)	(93,535)
Total stockholders’ equity	529,014	519,838
	$753,914	$766,823

Note 1:          The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date included in the Company’s Form 10-K for the fiscal year ended December 31, 2005.

See accompanying notes.

AFFYMETRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
Revenue:
Product sales	$65,972	$73,551
Product related revenue	13,243	11,317
Total product and product related revenue	79,215	84,868
Royalties and other revenue	1,876	1,560
Revenue from Perlegen Sciences	5,300	2,187
Total revenue	86,391	88,615

Costs and expenses:
Cost of product sales	19,074	19,279
Cost of product related revenue	6,441	2,505
Cost of revenue from Perlegen Sciences	1,584	1,242
Research and development	23,501	17,090
Selling, general and administrative	38,766	29,597
Stock-based compensation	—	83
Total costs and expenses	89,366	69,796
(Loss) income from operations	(2,975)	18,819
Interest income and other, net	4,287	714
Interest expense	(424)	(427)

Income before income taxes	888	19,106
Income tax benefit (provision)	937	(2,888)
Net income	$1,825	$16,218

Basic net income per common share	$0.03	$0.26
Diluted net income per common share	$0.03	$0.24

Shares used in computing basic net income per share	67,213	62,351
Shares used in computing diluted net income per share	68,680	69,081

See accompanying notes.

AFFYMETRIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$1,825	$16,218
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,443	5,024
Amortization of intangible assets	2,074	1,929
Amortization of investment discounts, net	(646)	(68)
Stock-based compensation	3,763	83
Realized loss on sales of available for sale securities	83	55
Realized loss on equity method investment in Perlegen Sciences	—	938
Deferred tax assets	(101)	—
Write down of equity investment	46	—
Amortization of debt offering costs	189	189
Accretion of interest on notes receivable	(15)	(35)
Loss on write-off of equipment	—	12
Change in operating assets and liabilities:
Accounts receivable, net	20,268	19,873
Inventories	(4,722)	(1,852)
Prepaid expenses and other current assets	1,049	(100)
Accounts payable and accrued and other current liabilities	(21,765)	(11,857)
Deferred revenue	(967)	(5)
Other long-term liabilities	379	(72)
Net cash provided by operating activities	6,903	30,332

Cash flows from investing activities:
Capital expenditures	(19,777)	(6,271)
Purchases of available-for-sale securities	(5,300)	(67,319)
Proceeds from the sales or maturities of available-for-sale securities	18,370	38,736
Purchase of non-marketable equity investment in Perlegen Sciences	—	(2,000)
Purchase of non-marketable equity investment	(250)	—
Purchase of technology rights	—	(500)
Net cash used in investing activities	(6,957)	(37,354)

Cash flows from financing activities:
Issuance of common stock through the Company’s stock option plans	4,314	27,254
Net cash provided by financing activities	4,314	27,254
Effect of exchange rate changes on cash and cash equivalents	(4)	123
Net increase in cash and cash equivalents	4,256	20,355
Cash and cash equivalents at beginning of period	100,236	42,595
Cash and cash equivalents at end of period	$104,492	$62,950

See accompanying notes.

AFFYMETRIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements include the accounts of Affymetrix, Inc. (“Affymetrix” or the “Company”) and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included.

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

Any up-front, nonrefundable payments from collaborative product development agreements are recognized ratably over the research and product development period, and at-risk substantive based milestones are recognized when earned. Any payments received which are not yet earned are included in deferred revenue.

Revenue related to extended warranty arrangements is deferred and recognized ratably over the applicable periods. Revenue from custom probe array design fees associated with the Company’s GeneChip® CustomExpress™ and CustomSeq™ products are recognized when the associated products are shipped.

Revenue from scientific and DNA analysis services are recognized upon shipment of the required data to the customer.

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

The following table sets forth a reconciliation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2006	2005
Numerator:
Net income —basic	$1,825	$16,218
Add effect of dilutive securities:
Interest on convertible notes (inclusive of amortization of debt issuance costs)	415	414
Net income — diluted	$2,240	$16,632
Denominator:
Weighted-average shares outstanding	67,347	62,423
Less: weighted-average shares of common stock subject to repurchase	(134)	(72)
Shares used in computing basic net income per common share	67,213	62,351
Add effect of dilutive securities:
Employee stock options	1,333	2,773
Common stock subject to repurchase	134	72
Warrants to purchase common stock	—	15
Convertible notes	—	3,870
Shares used in computing diluted net income per common share	68,680	69,081
Basic net income per common share	$0.03	$0.26
Diluted net income per common share	$0.03	$0.24

The following securities were excluded from the computation of diluted earnings per common share, on an actual outstanding basis, as they were anti-dilutive (in thousands):

	March 31,
	2006	2005

Employee stock options	2,261	1,418
Convertible notes	3,870	—

Total	6,131	1,418

Recent Accounting Pronouncement

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), “Share-Based Payment” (“SFAS 123R”), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS 123R is similar to the approach described in Statement 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the Statement of Income based on their estimated fair values. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting standards. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Pro forma disclosure will no longer be an alternative. The Company adopted SFAS 123R effective January 1, 2006 under the modified-prospective transition method. See Note 2 for further detail.

NOTE 2—STOCK-BASED COMPENSTION

Stock-Based Compensation Plans

The Company has a stock-based compensation program that provides the Board of Directors broad discretion in creating equity incentives for employees, officers, directors and consultants. This program includes incentive and non-qualified stock options and non-vested stock awards (also known as restricted stock) granted under various stock plans. Stock options are generally time-based, vesting 25% on each annual anniversary of the grant date over four years and expire 7 to 10 years from the grant date. Non-vested stock awards are generally time-based, vesting 25% on each annual anniversary of the grant date over four years. As of March 31, 2006, the Company had approximately 1.7 million shares of common stock reserved for future issuance under its stock-based compensation plans. New shares are issued as a result of stock option exercises and non-vested restricted stock awards.

Adoption of SFAS 123R

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method.  Under the modified prospective transition method, prior periods are not restated for the effect of SFAS 123R.  Commencing with the first quarter of 2006, compensation cost includes all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes the fair value of its stock option awards as compensation expense over the requisite service period of each award, generally four years. Compensation expense related to stock options granted prior to January 1, 2006 is recognized using the graded method while compensation expense related to stock options granted on or after January 1, 2006 is recognized on a straight-line basis.

Prior to the adoption of SFAS 123R, the Company applied SFAS 123, amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS 148), which allowed companies to apply the existing accounting rules under APB 25, “Accounting for Stock Issued to Employees,” and related Interpretations. In general, as the exercise price of options granted under the Company’s plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost was recognized in the Company’s net income (loss) for periods prior to the adoption of SFAS 123R. As required by SFAS 148 prior to the adoption of SFAS 123R, the Company provided pro forma net income (loss) and pro forma net income (loss) per common share disclosures for stock-based awards, as if the fair-value-based method defined in SFAS 123 had been applied.

As a result of adopting SFAS 123R, the Company’s income before taxes, net income and basic and diluted earnings per share for the three months ended March 31, 2006 were $3.2 million, $1.9 million, $0.03 lower, respectively, than if the Company had continued to account for stock-based compensation under APB Opinion No. 25. In accordance with SFAS 123R, the Company is also required to present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows. No income tax benefit was realized from stock option exercises during the three months ended March 31, 2006, therefore no such amounts are presented as financing cash flows.

The following table sets forth the total stock-based compensation expense resulting from stock options and non-vested stock awards included in the Company’s Condensed Consolidated Statements of Income upon the adoption of SFAS 123R (in thousands):

Three Months Ended March 31, 2006
Costs of product sales	$341
Research and development	1,062
Selling, general and administrative	2,360
Total stock-based compensation expense	$3,763
Income tax benefit	(932)
Total stock-based compensation expense, net of tax	$2,831

As of March 31, 2006, $20.9 million of total unrecognized stock-based compensation expense related to non-vested awards is expected to be recognized over the respective vesting terms of each award through 2010. The weighted average term of the unrecognized stock-based compensation expense is 1.6 years.

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share amounts):

Three Months Ended March 31, 2005
Net income—as reported	$16,218
Add: Stock-based employee compensation expense included in reported net income, net of tax	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	(3,999)
Pro forma net income	$12,219

Net income per share:
Basic net income per common share—as reported	$0.26
Diluted net income per common share—as reported	$0.24
Basic net income per common share—pro forma	$0.20
Diluted net income per common share—pro forma	$0.18

Stock Options

The fair value of options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2006	2005
Risk free interest rate	4.8%	4.0%
Expected dividend yield	0.0%	0.0%
Expected volatility	0.39%	0.51%
Expected option term (in years)	4.5	3.8

The risk free interest rate for periods within the contractual life of the Company’s stock options is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term is derived from an analysis of the Company’s historical exercise trends over ten years. The expected volatility for the three months ended March 31, 2006 is based on a blend of historical and market-based implied volatility. The expected volatility for the three months ended March 31, 2005, is based solely on historical volatility. The Company’s management changed its expected volatility estimation approach based upon the availability of actively traded options on the Company’s common stock and because management believes this blended method is more representative of future stock price trends than historical volatility alone. Using the assumptions above, the weighted average grant date fair value of options granted during the three months ended March 31, 2006 and 2005 was $15.34 and $16.66, respectively.

Activity under the Company’s stock plans for the three months ended March 31, 2006 is as follows (in thousands, except per share amounts):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	6,757	$31.31
Grants	185	38.33
Exercises	(188)	23.17
Forfeitures or expirations	(45)	43.42

Outstanding at March 31, 2006	6,709	$31.65	4.9	$38,636

Exercisable at March 31, 2006	4,389	$30.01	4.3	$30,269

Vested and expected to vest at March 31, 2006	6,417	$31.40	4.8	$37,968

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of its first quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised is $3.4 million and $28.6 million for the three months ended March 31, 2006 and 2005, respectively.

Restricted Stock

The following table summarizes the Company’s non-vested restricted stock activity for the three months ended March 31, 2006 (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant Date Fair Value

Non-vested stock at December 31, 2005	121	$56.54
Granted	19	38.41
Vested	(1)	52.85

Non-vested stock at March 31, 2006	139	$54.08

Total fair value of shares vested is $21,000 and $83,000 for the three months ended March 31, 2006 and 2005, respectively.

NOTE 3—ACQUISITION

On October 21, 2005, the Company acquired 100% of the outstanding shares of ParAllele BioScience, Inc. (“ParAllele”), a provider of comprehensive genetic discovery solutions to the life science research, pharmaceutical and diagnostic sectors. Affymetrix accounted for the merger under the purchase method of accounting in accordance with the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations.” Under this accounting method, the Company recorded the assets acquired and liabilities assumed at their estimated fair value, with the excess purchase price reflected as goodwill. Additionally, certain costs directly related to the merger were reflected as additional purchase price in excess of net assets acquired. The results of operations of ParAllele have been included in Affymetrix’ condensed consolidated financial statements for the quarter ended March 31, 2006.

Upon the adoption of SFAS 123R, the Company reversed all unamortized deferred stock-based compensation against additional paid in capital. There have been no other significant changes in the ParAllele acquisition compared to the disclosures in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2005.

NOTE 4—INVENTORIES

Inventories consist of the following (in thousands):

	March 31, 2006	December 31, 2005
Raw materials	$13,748	$13,094
Work-in-process	11,108	10,423
Finished goods	15,846	12,463

Total	$40,702	$35,980

NOTE 5—ACQUIRED TECHNOLOGY RIGHTS

Acquired technology rights are comprised of licenses to technology covered by patents to third parties and are amortized over the expected useful life of the underlying patents, which range from one to fifteen years. Accumulated amortization of these rights amounted to $24.2 million and $22.2 million at March 31, 2006 and December 31, 2005, respectively.

The expected future annual amortization expense of our acquired technology rights and other intangible assets is as follows (in thousands):

For the Year Ending December 31,	Amortization Expense
2006, remainder thereof	$5,956
2007	7,942
2008	7,930
2009	7,061
2010	6,321
Thereafter	24,232
Total expected future annual amortization	$59,442

NOTE 6—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

	March 31, 2006	December 31, 2005
Accounts payable	$16,190	$29,718
Accrued compensation and related liabilities	13,461	20,419
Accrued taxes	8,433	10,354
Accrued legal	1,779	1,357
Accrued warranties	6,151	6,223
Other	4,040	3,480

Total	$50,054	$71,551

NOTE 7—COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Net income	$1,825	$16,218
Foreign currency translation adjustment	(4)	123
Unrealized loss on debt securities	(19)	(236)
Unrealized (loss) gain on hedging contracts	(268)	1,148
Comprehensive income	1,534	$17,253

NOTE 8—RELATED PARTY TRANSACTIONS

Perlegen Sciences, Inc.

As of March 31, 2006, the Company, and certain of its affiliates, including the Company’s chief executive officer and members of the board of directors, held approximately 25% ownership interest in Perlegen Sciences, Inc. (“Perlegen”), a privately-held biotechnology company. In addition, two members of Perlegen’s board of directors are also members of the Company’s board of directors. See the Company’s most recent Proxy Statement as filed on May 1, 2006 for further information.

The Company accounts for its ownership interest in Perlegen using the equity method as the Company and its affiliates do not control the strategic, operating, investing and financing activities of Perlegen; however, the Company does have significant influence over Perlegen’s operating activities. Further, the Company has no obligations to provide funding to Perlegen nor does it guarantee or otherwise have any obligations related to the liabilities or results of operations of Perlegen or its investors. Through January 2005, the Company’s investment in Perlegen had no cost basis; accordingly, the Company has not recorded its proportionate share of Perlegen’s operating losses in its financial statements since the completion of Perlegen’s initial financing. In February 2005, the Company participated in Perlegen’s Series D preferred stock financing and recorded a $2.0 million investment related to this transaction, which was included in the Company’s balance sheet as a component of other assets. As of March 31, 2005, the Company had recorded $0.9 million related to its proportionate share of Perlegen’s operating losses, which was included as a component of interest and other income, net, in the Company’s condensed consolidated statement of operations. As of June 30, 2005, the Company had reduced the carrying value of its investment to zero through the recording of its proportionate share of Perlegen’s operating losses.

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

In December 2003, the Company sold 950,000 shares of Perlegen preferred stock and realized a gain of $1.4 million which was included in interest and other income, net. Additionally, in January 2004, the Company sold 400,000 shares of Perlegen preferred stock and realized a gain of $0.6 million which was included in interest income and other, net.

On June 28, 2005, the Company executed an agreement with a customer pursuant to which the Company agreed to provide genotypic data in the context of whole genome association studies. The Company has subcontracted certain elements of this agreement to Perlegen which will use Affymetrix GeneChip® technology to provide the genotypic data. The Company may incur up to $3.6 million in expenses related to subcontract services from Perlegen through the term of the agreement, which is expected to end in 2006. As of March 31, 2006, no expenses have been incurred.

On April 7, 2006, Perlegen announced its intention to file its initial public offering.

NOTE 9—COMMITMENTS AND CONTINGENCIES

Product Warranty Commitment

The Company provides for anticipated warranty costs at the time the associated revenue is recognized. Product warranty costs are estimated based upon the Company’s historical experience and the warranty period. The Company periodically reviews the adequacy of its warranty reserve, and adjusts, if necessary, the warranty percentage and accrual based on actual experience and estimated costs to be incurred. In the first quarter of 2006, the Company adjusted its warranty reserve by approximately $0.4 million for anticipated costs associated with its decision to replace certain gene expression products. Information regarding the changes in the Company’s product warranty liability for the three months ended March 31, 2006, respectively, was as follows (in thousands):

Three Months Ended March 31, 2006
Beginning balance	$6,223
New warranties issued	849
Repairs and replacements	(1,312)
Adjustments	392
Ending balance	$6,151

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

Germany

In the German action, on July 18, 2003, Multilyte filed proceedings in the state court of Düsseldorf, alleging infringement of the Multilyte patents. In a separate action in Germany, on October 15, 2003, the Company commenced nullity proceedings in German Federal Patent Court in Munich alleging that the German part of Multilyte’s two European patents (EPs 0 134 215 and 0 304 202) are invalid. On June 29 and 30, 2004, the German Federal Patent Court in Munich held that both Multilyte European patents are invalid in Germany. Following that ruling, on July 12, 2004, the Düsseldorf court stayed both sets of infringement proceedings before it, pending Multilyte’s appeal of the decisions of the German Federal Patent Court in Munich nullifying both Multilyte patents. The Company was notified on April 5, 2005 that Multilyte had abandoned its appeal of the Munich court’s decision nullifying the European Patent 0 134 215 and the Düsseldorf court dismissed the corresponding infringement proceedings applicable to such patent, on May 12, 2005. The Company was notified on March 16, 2006 that Multilyte had abandoned its appeal of the Munich court’s decision nullifying the European Patent 0 304 202 and the Düsseldorf court dismissed the corresponding infringement proceedings applicable to such patent, on April 25, 2006.

United States

In the U.S. action, on August 13, 2003, the Company commenced proceedings in the United States District Court for the Northern District of California seeking a declaratory judgment that eight Multilyte patents are not infringed and are invalid. Multilyte subsequently agreed that the Company does not infringe five of the eight named patents. On October 24, 2003, the Company filed an amended complaint seeking a declaratory judgment as to three of the original eight named patents—U.S. Patents 5,432,099, 5,599,720 and 5,807,755. Multilyte answered the Company’s complaint for declaratory judgment and asserted counterclaims against the Company alleging infringement of the three patents named by the Company in its complaint. Multilyte submitted the three patents-in-suit to the United States Patent and Trademark Office for voluntary re-examination and on March 21, 2006, the USPTO indicated that it would issue the three patents-in-suit. On April 28, 2005, the District Court granted the Company’s motions for summary judgment of non-infringement and entered a final judgment in the action in favor of the Company against Multilyte. On May 5, 2005, Multilyte filed a notice of motion to amend the judgment asserting that the District Court’s entry of final judgment was premature because it did not give Multilyte the opportunity to present evidence showing infringement under the District Court’s most recent claim construction. On June 23, 2005, the District Court again granted summary judgment of non-infringement. The District Court then entered judgment in favor of the Company. Multilyte appealed the District Court’s decision to the United States Court of Appeals for the Federal Circuit which held oral argument on the appeal on March 7, 2006. On March 24, 2006, the Court of Appeals affirmed the District Court’s judgment of non-infringement.

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

Administrative Litigation and Proceedings

The Company’s intellectual property is subject to a number of significant administrative and litigation actions. For example, in Europe and Japan, we expect third parties to oppose significant patents that the Company owns or controls. Currently, third parties, including several of Affymetrix’ competitors, have filed oppositions against several of the Company’s European patents in the European Patent Office. These opposition proceedings are at various procedural stages and will result in the respective patents being either upheld in their entirety, allowed to issue in amended form in designated European countries, or revoked. Further, in the United States, the Company expects that third parties will continue to “copy” the claims of its patents in order to provoke interferences in the United States Patent & Trademark Office. These proceedings could result in the Company’s patent protection being significantly modified or reduced, and could result in significant costs and consume substantial managerial resources.

NOTE 10—INCOME TAXES

For the three months ended March 31, 2006, the tax benefit principally consists of a $1.3 million reduction in a tax reserve based upon the completion of a foreign tax authority audit, partially offset by the Company’s tax provisions for federal, state and foreign taxes. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Additionally, SFAS 123R prohibits the recognition of a deferred tax asset related to the excess tax benefit resulting from the exercise of employee stock options that has not been realized. Based upon the weight of available evidence, which included an analysis of projected future book and taxable income, as of March 31, 2006, the Company has provided for a valuation allowance of $82.3 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2006 and for the three month periods ended March 31, 2006 and 2005 should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

We have established our GeneChip® system as the platform of choice for acquiring, analyzing and managing complex genetic information. Our integrated GeneChip® platform includes disposable DNA probe arrays (chips) consisting of gene sequences set out in an ordered, high density pattern; certain reagents for use with the probe arrays; a scanner and other instruments used to process the probe arrays; and software to analyze and manage genomic information obtained from the probe arrays. We currently sell our products directly to pharmaceutical, biotechnology, agrichemical, diagnostics and consumer products companies as well as academic research centers, government research laboratories, private foundation laboratories and clinical reference laboratories in North America, Europe and Japan. We also sell our products through life science supply specialists acting as authorized distributors in Latin America, the Middle East and Asia Pacific regions, including China. We have incurred net losses and negative cash flows from operations in the past, but have now achieved profitability for three consecutive fiscal years. The following overview describes key elements of our business strategy and our goals for fiscal 2006:

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

Strengthen our product line. Our goal in 2006 is to grow our product and product related revenue. We can achieve this goal through continued growth in sales of our consumable probe arrays and reagents as well as related services as we focus on strengthening our product lines and the transition of products from research and development to commercialization. We expect a decline in instrument sales as we finish our instrument upgrade cycle.

Maintain our operating margins. Management is focused on growing the business and increasing its operating profitability. We will continue to closely manage our manufacturing costs and operating expenses. We expect a decline in gross margins for 2006 as we continue to expand our manufacturing capacity to support our anticipated sales growth in consumables. In addition, we will see increased operating costs and expenses related to our adoption of SFAS 123R and our integration of the ParAllele acquisition.

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

Non-marketable Securities

As part of our strategic efforts to gain access to potential new products and technologies, we invest in equity securities of certain private biotechnology companies. Our non-marketable equity securities are carried at cost unless we determine that an impairment that is other than temporary has occurred, in which case we write the investment down to its impaired value. We periodically review our investments for impairment; however, the impairment analysis requires significant judgment in identifying events or circumstances that would likely have significant adverse effect on the fair value of the investment. The analysis may include assessment of the investee’s (i) revenue and earnings trend, (ii) business outlook for its products and technologies, (iii) liquidity position and the rate at which it is using its cash, and (iv) likelihood of obtaining subsequent rounds of financing. If an investee obtains additional funding at a valuation lower than our carrying value, we presume that the investment is other than temporarily impaired. We have experienced impairments in our portfolio due to the decline in equity markets over the past few years. However, we are not able to determine at the present time which specific investments are likely to be impaired in the future, or the extent or timing of the individual impairments.

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

Accounting for Stock-Based Compensation

Beginning January 1, 2006, we account for employee stock-based compensation in accordance with SFAS 123R. Under the provisions of SFAS 123R, we estimate the fair value of our employee stock awards at the date of grant using the Black-Scholes option-pricing model, which requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates of the expected term, volatility and forfeiture rates of the awards. The expected stock price volatility assumption was determined using a combination of historical and implied volatility of our common stock.  We determined that blended volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility. The estimate of these key assumptions is based on historical information and judgment regarding market factors and trends.  As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, we are likely to change our valuation assumptions used to value employee stock-based awards granted in future periods.

SFAS 123R requires that employee stock-based compensation costs be recognized over the requisite service period, or the vesting period, in a manner similar to all other forms of compensation paid to employees. Accordingly, in the first quarter of 2006, we recognized employee stock-based compensation of $0.3 million in cost of product sales, $1.1 million in research and development expense and $2.4 million in sales, general and administrative expenses. We adopted SFAS 123R on a modified prospective basis. As of March 31, 2006, $20.9 million of total unrecognized compensation cost related to non-vested stock options not yet recognized is expected to be allocated to cost of products sales and operating expenses over a weighted-average period of 1.6 years.

There was no stock-based compensation expense related to employee stock options recognized under SFAS 123R during the three months ended March 31, 2005.

Results of Operations

The following discussion compares the historical results of operations for the three months ended March 31, 2006 and 2005, respectively.

Product Sales

The components of product sales are as follows (in thousands, except percentage amounts):

	Three Months Ended March 31,		Dollar change from	Percentage change from
	2006	2005	2005	2005
Probe arrays	$43,204	$47,727	(4,523)	(9)%
Reagents	10,440	9,916	524	5
Instruments	12,328	15,908	(3,580)	(23)
Total product sales	$65,972	$73,551	(7,579)	(10)

Probe array sales declined due to three primary factors: a decrease of $1.7 million in revenue related to a decline in the average selling price of our probe arrays related to volume discounts on certain large genetic studies, a decrease of $1.4 million in revenue due to a decline in unit sales and a decrease of $1.4 million in revenue related to changes in product mix. Reagent sales increased primarily due to an increase in reagent unit sales. Instrument sales decreased primarily due to a decrease of $2.5 million in revenue related to a decline in unit sales of our GeneChip® Scanner 3000 upgrades as we end our GeneArray® Scanner 2500 upgrade cycle.

Product Related Revenue

The components of product related revenue are as follows (in thousands, except percentage amounts):

	Three Months Ended March 31,		Dollar change from	Percentage change from
	2006	2005	2005	2005
Subscription fees	$1,993	$3,317	$(1,324)	(40)%
Service and other	7,712	4,229	3,483	82
License fees and milestone revenue	3,538	3,771	(233)	(6)
Total product related revenue	$13,243	$11,317	$1,926	17

Service and other revenue increased in 2006 primarily due to an increase of approximately $3.7 million in other revenue related to DNA analysis services. This increase was partially offset by a decline in subscription fees earned under our GeneChip® array access programs as we continue to transition customers to volume-based pricing on array sales.

Royalties and Other Revenue (in thousands, except percentage amounts)

	Three Months Ended March 31,		Dollar change from	Percentage change from
	2006	2005	2005	2005
Royalties and other revenue	$1,876	$1,560	$316	20%

The increase was primarily related to the recognition of $0.4 million related to a license agreement with no continuing performance obligations in the first quarter of 2006.

Revenue from Perlegen Sciences (in thousands, except percentage amounts)

	Three Months Ended March 31,		Dollar change from	Percentage change from
	2006	2005	2005	2005
Revenue from Perlegen Sciences	$5,300	$2,187	$3,113	142%

The increase was primarily due to increased demand by Perlegen for our probe arrays and whole wafers. Probe arrays and wafers used by Perlegen for use in their research and development activities are sold at our fully burdened cost of manufacturing. We also earn a royalty on certain of these wafers if these products are used by Perlegen for certain revenue activities. Royalties recognized were $0.6 million and $0.9 million in first quarter of 2006 and 2005, respectively. Beginning in the fourth quarter of 2005, we also began selling probe arrays and reagents to Perlegen for use in certain new applications, this generated additional revenues of $4.2 million in the first quarter of 2006.

Product and Product Related Gross Margins (in thousands, except percentage/point amounts)

			Dollar /
	Three Months Ended March 31,		Point change from
	2006	2005	2005

Total gross margin on product sales	$46,898	$54,272	$(7,374)
Total gross margin on product related revenue	6,802	8,812	(2,010)

Total gross margin on product and product related revenue	$53,700	$63,084	$(9,384)

Product gross margin as a percentage of product sales	71.1%	73.8%	(2.7)

Product related gross margin as a percentage of product related revenue	51.4%	77.9%	(26.5)

Of the 2.7 point decrease in product gross margin, approximately 2.2 points of the decrease can be attributed to a decline in the average selling price of our probe arrays related to volume discounts on certain large genetic studies. In addition, 1.5 points of the decrease can be attributed to start-up costs for our new Singapore manufacturing facility, and a decrease of 1.3 points due to increased unit costs of certain instrument sales. These decreases were partially offset by a 3.2 point increase in product gross margins as we sold fewer of our lower margin GeneChip® Scanner 3000 upgrades.

The 26.5 point decrease was primarily due to an increase in expenses related to our genotyping services business as well as the continuing decline in sales of our access agreements as we continue to transition customers to volume-based discounting on product sales.

Cost of Perlegen Revenues (in thousands)

	Three Months Ended March 31,		Dollar change from	Percentage change from
	2006	2005	2005	2005
Cost of revenue from Perlegen Sciences	$1,584	$1, 242	$342	28%

Cost of Perlegen revenue increased in the first quarter of 2006 as compared to the same period in 2005 primarily due to increased demand by Perlegen for our probe arrays and whole wafers as discussed above.

Research and Development Expenses (in thousands, except percentage amounts)

	Three Months Ended March 31,		Dollar change from	Percentage change from
	2006	2005	2005	2005
Research and development	$23,501	$17,090	$6,411	38%

The increase was primarily due to an increase in on-going research and development costs of $2.6 million associated with our acquisition of ParAllele and an increase of $1.1 million of stock-based compensation expense related to our adoption of SFAS 123R. We also increased our spending on supplies and co-development expenses by $3.5 million as we continue our preparation for new product introductions.

We believe a substantial investment in research and development is essential to a long-term sustainable competitive advantage and critical to expansion into additional markets and expect our expenses to increase in absolute dollars as we integrate our ParAllele acquisition, develop new products and incorporate our stock-based compensation charges related to our adoption of SFAS 123R.

Selling, General and Administrative Expenses (in thousands, except percentage amounts)

	Three Months Ended March 31,		Dollar change from	Percentage change from
	2006	2005	2005	2005
Selling, general and administrative	$38,766	$29,597	$9,169	31%

The increase was primarily due to higher headcount-related costs of $4.4 million from hiring new employees and $2.4 million of stock-based compensation expense related to our adoption of SFAS 123R. Our increased headcount expenses were primarily due to our continued international expansion, investments in new strategic initiatives, and in anticipation of our new product introductions.

Stock-Based Compensation (in thousands, except percentage amounts)

	Three Months Ended March 31,		Dollar change from	Percentage change from
	2006	2005	2005	2005
Stock-based compensation	$—	$83	$(83)	(100)%

With our adoption of SFAS 123R on January 1, 2006 all stock-based compensation expense has been included for the first quarter of 2006 in cost of product sales, research and development expenses and selling, general and administrative expenses. Under SFAS 123R, stock-based compensation cost is calculated on the date of grant using the Black-Scholes method. The compensation cost is then amortized straight-line over the vesting period. In the first quarter of 2005, stock based compensation expense was related to selling, general and administrative expenses for one fully vested restricted stock award granted to a non-employee that was calculated using prior accounting standards.

Interest Income and Other, Net (in thousands, except percentage amounts)

The components of interest income and other, net, are as follows:

	Three Months Ended March 31,		Dollar change from	Percentage change from
	2006	2005	2005	2005
Interest income	$2,847	$1, 389	$1,458	105%
Realized loss in Perlegen	—	(938)	938	100
Write down of equity investment	(46)	—	(46)	(100)
Currency gains (losses), net	1,566	(136)	1,702	1,251
Other	(80)	399	(479)	(120)
Interest income and other, net	$4,287	$714	$3,573	500

Interest income increased $1.5 million due to an increase in our cash and marketable securities balances as we continue to generate positive cashflows from operations and financing activities. We also realized a $1.6 million currency gain on assets held in various foreign currencies. In the first quarter of 2005, we realized a loss related to the recognition of our proportionate share of Perlegen’s net loss. The carrying value of our investment in Perlegen was written down to zero at December 31, 2005; therefore, to the extent we do not make any additional future investments in Perlegen, we do not expect further expenses related to this investment.

Income Tax Benefit (Provision) (in thousands, except percentage amounts)

	Three Months Ended March 31,		Dollar change from	Percentage change from
	2006	2005	2005	2005
Income tax benefit (provision)	$937	$(2,888)	$3,825	132%

We recorded an income tax benefit of $0.9 million in the first quarter of 2006 as compared to an income tax provision of $2.9 million in the first quarter of 2005. In the first quarter of 2006, the benefit principally consists of a $1.3 million reduction in an income tax reserve based on the conclusion of an audit of a foreign tax authority which was partially offset by our provisions for federal, state, and foreign taxes. In the first quarter of 2005, the provision principally consists of federal, state, and foreign taxes.

Liquidity and Capital Resources

Cashflow (in thousands)

	Three Months Ended March 31,
	2006	2005
Net cash provided by operating activities	$6,903	$30,332
Net cash used in investing activities	(6,957)	(37,354)
Net cash provided by financing activities	4,314	27,254
Effect of foreign currency translation on cash and cash equivalents	(4)	123

Net increase in cash and cash equivalents	$4,256	$20,355

Net Cash Provided by Operating Activities

Cash provided by operating activities in prior quarters has primarily been driven by increases in our net income. Our net income in the first quarter of 2006 decreased $14.4 million from the first quarter of 2005 which consequently resulted in a reduction in the cash provided by operating activities. Operating cash flows differ from net income as a result of non-cash charges or differences in the timing of cash flows and the earnings process. The significant component of the change in cash provided by operating activities was the consumption of $21.8 million of accounts payable in the first quarter of 2006 compared to the consumption of $11.9 million in 2005. The decrease in the first quarter of 2006 was primarily due to the payment of amounts related to our manufacturing expansion in West Sacramento and our costs related to the construction and testing of our new manufacturing facility in Singapore.

Net Cash Used in Investing Activities

Our investing activities, other than purchases, sales and maturities of available-for-sale securities, primarily consist of capital expenditures and strategic investments. Cash used for capital expenditures was $19.8 million and $6.3 million in the first quarter of 2006 and 2005, respectively. Our capital expenditures in the first quarter of 2006 primarily related to our manufacturing expansion in West Sacramento and capital costs related to our new manufacturing facility in Singapore. In the first quarter of 2005, we made a $2.0 million purchase of non-marketable equity investment in Perlegen Sciences.

Net Cash Provided by Financing Activities

Our financing activities consist of activity under our employee stock plan. Cash provided by the issuance of stock under our employee stock plan was $4.3 million and $27.3 million in the first quarter of 2006 and 2005, respectively.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

There have been no other significant changes in our off-balance sheet arrangements and aggregate contractual obligations as compared to the disclosures in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no other significant changes in our market risk compared to the disclosures in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2005.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in “Item 1. Condensed Consolidated Financial Statements – Note 9. Commitments and Contingencies” to the interim condensed consolidated financial statements, and is incorporated by reference herein.

ITEM 1A. RISK FACTORS

In evaluating our business, you should carefully consider the following risks, as well as the other information contained in this quarterly report on Form 10-Q. If any of the following risks actually occurs, our business could be harmed.

We may not maintain profitability.

We incurred losses each year from our inception through the year ended December 31, 2003, and as a result we had an accumulated deficit of approximately $91.7 million at March 31, 2006. We expect to continue experiencing fluctuations in our operating results and cannot assure sustained profitability. Our losses have resulted principally from costs incurred in research and development, manufacturing and from selling, general and administrative costs associated with our operations.

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

There have been new accounting pronouncements or regulatory rulings that will have an impact on our future financial position and results of operations. For instance, on December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS 123R is similar to the approach described in Statement 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We adopted SFAS 123R effective January 1, 2006 under the modified-prospective transition method. The adoption of SFAS 123R’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. Our effective tax rate may vary significantly.

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

The market price of our common stock is volatile. To demonstrate this volatility, during the twelve-month period ending on March 31, 2006, the volume of our common stock traded on any given day ranged from 215,200 to 11,118,700 shares. Moreover, during that period, our common stock traded as low as $29.80 per share and as high as $59.73 per share.

Furthermore, volatility in the stock price of other companies has often led to securities class action litigation against those companies. Any future securities litigation against us could result in substantial costs and divert management’s attention and resources, which could seriously harm our business, financial condition and results of operations.

ITEM 5. OTHER INFORMATION

None.

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

May 10, 2006

AFFYMETRIX, INC.

EXHIBIT INDEX

MARCH 31, 2006

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