Form 10-K/A
period 2005-12-31
AFFYMETRIX INC
filed 2006-08-30
CIK 913077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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
Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☒

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b(2) of the Exchange Act. (Check one).

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

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Proxy Statement to be filed in connection with the 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K/A where indicated.

Explanatory Note
Restatement of Consolidated Financial Statements

We are amending our Annual Report on Form 10-K (the “Original Filing”) for the year ended December 31, 2005 to restate our consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 and the related disclosures.  This Form 10-K/A also includes the restatement of selected financial data as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, which is included in Item 6.

On August 9, 2006, we concluded that our consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 as well as the selected financial data for the years ended December 31, 2002 and 2001 should be restated to record additional non-cash stock-based compensation expense, and the related income tax impact, resulting from stock options granted during fiscal years 1997 to 1999 that were incorrectly accounted for under U.S. generally accepted accounting principles. Our decision to restate our consolidated financial statements was based on the results of an internal review of our historical stock option granting practices from January 1, 1997 through May 31, 2006 performed under the direction of the Audit Committee of the Board of Directors.  The review did not find any pattern or practice of inappropriately identifying grant dates with hindsight in order to provide “discounted” or “in-the-money” grants.

We have not amended and do not anticipate amending our Annual Reports on Form 10-K for any of the years prior to December 31, 2005, nor will we be amending our Quarterly Reports on Form 10-Q that were originally filed, with the exception of our Form 10-Q for the quarter ended March 31, 2006. The information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K/A. Accordingly, the consolidated financial statements and related financial information contained in those previously filed reports should no longer be relied upon.

All the information in this Form 10-K/A is as of December 31, 2005 and does not reflect any subsequent information or events other than the restatement and related matters discussed in Note 3 and 20 to the consolidated financial statements appearing in this Form 10-K/A. Only the following items have been amended as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended as a result of the restatement:

Part I – Item 1 – Risk Factors;

Part II – Item 6 – Selected Financial Data;

Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations;

Part II – Item 8 – Financial Statements and Supplementary Data;

Part II – Item 9A – Controls and Procedures

Part IV – Item 15 – Exhibits and Financial Statement Schedules

Other than as discussed above, this Form 10-K/A does not reflect events occurring after the filing of the Original Filing or modify or update disclosures (including, except as otherwise provided herein, the exhibits to the Original Filing), affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with our periodic filings made with the Securities and Exchange Commission subsequent to the date of the Original Filing, including any amendments to those filings. In addition, this Form 10-K/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2.

AFFYMETRIX, INC.

FORM 10-K/A
DECEMBER 31, 2005

PART I

ITEM 1.                    BUSINESS

Forward-Looking Statements

All statements in this Annual Report on Form 10-K/A that are not historical are “forward-looking statements” within the meaning of the federal securities laws, including statements regarding our “expectations,” “beliefs,” “hopes,” “intentions,” “strategies” or the like. Such statements are based on our current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. We caution investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the risk factors discussed in “Risk Factors” contained in Item 1A of this report and elsewhere in this report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

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

We have initiated product research and development efforts on several genetic analysis probe arrays and variant detection analysis systems and formed collaborations to accelerate the development of our genotyping products. For additional information concerning these efforts and collaborations see the sections of this Form 10-K/A entitled “Research and Development” and “Our Collaborative Partners.” We currently market the following DNA analysis products:

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

For additional information concerning our collaborations, see the section of this Form 10-K/A entitled “Our Collaborative Partners.”

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

DNA Analysis

Perlegen Sciences, Inc.   In March 2001, we contributed to Perlegen the rights to use certain intellectual property with no cost basis and received from Perlegen the rights to use and commercialize certain data generated by Perlegen in the array field. Using access to whole-wafer technology developed by Affymetrix, Perlegen focuses on identifying the millions of genetic variations (known as single nucleotide polymorphisms or “SNPs”) among individuals, and finding patterns in those variations that might be predictive of disease susceptibility or drug response. In January 2003, we obtained accelerated access to Perlegen’s SNP database which was used to help develop our Mapping 500K Array Set and will also be used in future products. In addition, our collaborative arrangement with Perlegen provides us with access and commercialization rights to certain whole genome technologies, including 248,000 chip-optimized assays covering the genome that we intend to make available to our customers for use in resequencing and genotyping. For additional information concerning our relationship with Perlegen, including our ownership interest in Perlegen, our collaborative relationship with Perlegen and existing relationships between certain of our directors and officers and Perlegen, see the section of this Form 10-K/A entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 11 to our Consolidated Financial Statements.

Molecular Diagnostics

bioMérieux, Inc.   In September 1996, we entered into a collaborative development agreement and associated supply agreement for probe arrays with bioMérieux, Inc. (“bioMérieux”) to identify the species and drug resistance profiles of bacteria causing human infection. As part of the collaboration, bioMérieux is developing instrumentation for the use of these probe arrays in a molecular diagnostic setting. Under the terms of the agreements, bioMérieux provides research and development support and makes payments to us upon achievement of certain milestones. In addition, bioMérieux pays specified prices for the supply of probe arrays and royalties on any resulting product sales. In December 1997 and January 1998, we expanded the collaboration with bioMérieux to include the non-exclusive development of DNA probe arrays for molecular diagnostic tests in the fields of virology and food and industrial testing. In March 2003, the collaboration agreement was amended in order to reinstate bioMérieux’s licenses and in March 2005, the collaboration was further expanded to include breast cancer. bioMérieux has launched the FoodExpertID array under this collaboration. For additional information, see the section of this 10-K/A entitled “DNA Analysis Products Powered by Affymetrix™.”

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

For molecular diagnostic and industrial applications market opportunities, we supply our partners with arrays and instruments, which they incorporate into diagnostic products and take on the primary commercialization responsibilities. Current collaborative partners include Roche, bioMérieux, and Veridex, a Johnson & Johnson company. For additional information concerning our collaborative partners, see the section of this Form 10-K/A entitled “Our Collaborative Partners.”

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

The market for molecular diagnostic products derived from gene discovery is currently limited and highly competitive, with several large corporations already having significant market share. Established diagnostic companies could compete with us by developing new products. Companies such as Abbott Laboratories, Bayer AG, Beckman Coulter, Becton Dickinson, bioMérieux, Johnson & Johnson and Roche have the strategic commitment to diagnostics, the financial and other resources to invest in new technologies, substantial intellectual property portfolios, substantial experience in new product development, regulatory expertise, manufacturing capabilities and the distribution channels to deliver products to customers. Established diagnostic companies also have an installed base of instruments in several markets, including clinical and reference laboratories, which are not compatible with the GeneChip® system and could slow acceptance of our products. In addition, these companies have formed alliances with genomics companies which provide them access to genetic information that may be incorporated into their diagnostic tests.

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

Available Information

Our internet address is www.affymetrix.com. Information included in our website is not part of this Form 10-K/A. We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. In addition, copies of our annual reports are available free of charge upon written request. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

ITEM 1A.   RISK FACTORS

This Form 10-K/A contains forward-looking information based on our current expectations. Because our actual results may differ materially from any forward-looking statements made by or on behalf of Affymetrix, this section includes a discussion of important risk factors that could affect our actual future results.

We may not maintain profitability.

We incurred losses each year from our inception through the year ended December 31, 2003, and as a result we had an accumulated deficit of approximately $106.7 million at December 31, 2005. We expect to continue experiencing fluctuations in our operating results and cannot assure sustained profitability. Our losses have resulted principally from costs incurred in research and development, manufacturing and from selling, general and administrative costs associated with our operations.

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

Maintaining a strong patent position is critical to our business. Litigation on these matters has been prevalent in our industry and we expect that this will continue. Patent law relating to the scope of claims in the technology fields in which we operate is still evolving and the extent of future protection is highly uncertain, so there can be no assurance that the patent rights that we have or may obtain will be valuable. Others have filed, and in the future are likely to file, patent applications that are similar or identical to ours or those of our licensors. To determine the priority of inventions, we will have to participate in interference proceedings declared by the United States Patent and Trademark Office that could result in substantial costs in legal fees and could substantially affect the scope of our patent protection. We cannot assure investors that any such patent applications will not have priority over our patent applications. Also, our intellectual property may be subject to significant administrative and litigation proceedings such as opposition proceedings against our patents in Europe, Japan and other jurisdictions. In addition, we have incurred and may in future periods incur substantial costs in litigation to defend against patent suits brought by third parties or initiated by us. For example, we currently are engaged in litigation regarding intellectual property rights with Multilyte Ltd. and Enzo Life Sciences, Inc. For additional information concerning intellectual property litigation and administrative proceedings, see Part I, Item 3, Legal Proceedings, of this Form 10-K/A.

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

Approximate
Location	Square Feet	Operation	Own or Lease (Expiration)
Bedford, MA	80,000 sq. ft.	R&D, Manufacturing, Administrative	Lease expires 2013
Emeryville, CA	11,000 sq. ft.	Software Development	Lease expires 2010
Osaka, Japan	710 sq. ft.	Administrative	Lease expires 2007
Santa Clara, CA	200,000 sq. ft.	R&D, Administrative	Lease expires 2013
Singapore	1,700 sq. ft.	Administrative	Lease expires 2007
	147,000 sq. ft	Manufacturing	Lease expires 2008
Sunnyvale, CA	31,000 sq. ft.	R&D	Lease expires 2008
	57,000 sq. ft.	Administrative	Lease expires 2010
Tokyo, Japan	11,000 sq. ft.	Administrative	Lease expires 2007
Wooburn Green, UK	10,000 sq. ft.	Administrative	Lease expires 2016
West Sacramento, CA	52,000 sq. ft.	Manufacturing	Own (facility and land)
	3,800 sq. ft.	Warehouse	Lease expires 2006
Shanghai, China	4,000 sq. ft.	Administrative	Lease expires 2009
South San Francisco, CA	35,000 sq.ft.	R&D, Manufacturing, Administrative	Lease expires 2007

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

ITEM 6.                    SELECTED FINANCIAL DATA

The following selected historical consolidated financial information has been derived from our audited consolidated financial statements. The balance sheet data as of December 31, 2005 and 2004 and statements of operations data for each of the three years in the period ended December 31, 2005 are derived from audited consolidated financial statements included in this Form 10-K/A. The statement of operations data set forth below for the years ended December 31, 2005 and 2003 and the balance sheet data set forth below at December 31, 2005, 2004 and 2003 has been restated to conform to the restated consolidated financial statements included in this Form 10-K/A and is presented herein on an unaudited basis.

As announced in our Current Report on Form 8-K filed on August 9, 2006, after we filed our Original 10-K, we concluded that our previously filed consolidated financial statements should no longer be relied upon due to certain errors in the stock-based compensation expense, and the related income tax impact.

Refer to the “Restatement of Consolidated Financial Statements” explanatory note presented in this Annual Report on Form 10-K/A and Note 3 to our consolidated financial statements for more detailed information regarding the restatement of our consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 and at December 31, 2005 and 2004. You should read this table in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share amounts)
	(as previously reported)
Consolidated Statement of Operations Data:
Revenue:
Product and product related revenue	$350,190	$330,885	$280,780	$248,538	$194,936
Royalties and other revenue	8,339	9,832	10,556	19,777	18,447
Revenue from Perlegen Sciences	9,073	5,245	9,460	21,559	11,491
Total revenue	367,602	345,962	300,796	289,874	224,874
Income (loss) from operations	57,413	59,719	17,544	5,266	(40,596)
Net income (loss)	$57,516	$47,608	$14,285	$(1,630)	$(33,121)
Basic net income (loss) per common share	$0.90	$0.79	$0.24	$(0.03)	$(0.58)
Diluted net income (loss) per common share	$0.84	$0.74	$0.24	$(0.03)	$(0.58)

Consolidated Balance Sheet Data:
Cash, cash equivalents, and available-for-sale securities	$284,932	$205,715	$459,883	$361,458	$368,823
Working capital	345,566	226,211	192,778	371,708	372,718
Total assets(2)	766,823	499,771	700,164	601,403	580,015
Long-term obligations(1)	139,790	153,845	166,586	380,222	378,000

	Year Ended December 31,
	2005	2004	2003	2002	2001
				(unaudited)	(unaudited)
	(In thousands, except per share amounts)
	(restatement)
Consolidated Statement of Operations Data:
Revenue:
Product and product related revenue	$—	$—	$—	$—	$—
Royalties and other revenue	—	—	—	—	—
Revenue from Perlegen Sciences	—	—	—	—	—
Total revenue	—	—	—	—	—
Income (loss) from operations(3)	—	—	(1,724)	(4,075)	(4,995)
Net income (loss)(3)	$8,271	$—	$(1,724)	$(4,075)	$(4,995)
Basic net income (loss) per common share	$0.13	$—	$(0.03)	$(0.07)	$(0.08)
Diluted net income (loss) per common share	$0.12	$—	$(0.03)	$(0.07)	$(0.08)

Consolidated Balance Sheet Data:
Cash, cash equivalents, and available-for-sale securities	$—	$—	$—	$—	$—
Working capital	4,113	—	—	—	—
Total assets	8,271	—	—	—	—
Long-term obligations	—	—	—	—	—

	Year Ended December 31,
	2005	2004	2003	2002	2001
				(unaudited)	(unaudited)
	(In thousands, except per share amounts)
	(as restated)
Consolidated Statement of Operations Data:
Revenue:
Product and product related revenue	$350,190	$330,885	$280,780	$248,538	$194,936
Royalties and other revenue	8,339	9,832	10,556	19,777	18,447
Revenue from Perlegen Sciences	9,073	5,245	9,460	21,559	11,491
Total revenue	$367,602	$345,962	$300,796	$289,874	$224,874
Income (loss) from operations	57,413	59,719	15,820	1,191	(45,591)
Net income (loss)	$65,787	$47,608	$12,561	$(5,705)	$(38,116)
Basic net income (loss) per common share	$1.03	$0.79	$0.21	$(0.10)	$(0.66)
Diluted net income (loss) per common share	$0.96	$0.74	$0.21	$(0.10)	$(0.66)

Consolidated Balance Sheet Data:
Cash, cash equivalents, and available-for-sale securities	$284,932	$205,715	$459,883	$361,458	$368,823
Working capital	349,679	226,211	192,778	371,708	372,718
Total assets(2)	775,094	499,771	700,164	601,403	580,015
Long-term obligations(1)	139,790	153,845	166,586	380,222	378,000

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

(3)             For the years ended December 31, 2003, 2002 and 2001, the restatement amounts represent additional stock option expense resulting from stock options granted during fiscal years 1997 to 1999 that were incorrectly accounted for under U.S. generally accepted accounting principles.  For the year ended December 31, 2005, the restatement amount represents the income tax benefit associated with the additional stock option expense which was recorded in the year in which we reduced our valuation allowance for certain deferred tax assets.

ITEM 7.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this document.

This discussion should be read in conjunction with the other sections of this Annual Report on Form 10-K/A, including “Item 1: Business”; “Item 1A: Risk Factors”; “Item 6: Selected Financial Data”; and “Item 8: Financial Statements and Supplementary Data.” The various sections of this discussion contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing. Our actual results may differ materially.

As announced in our Current Report on Form 8-K filed on August 9, 2006, after we filed our Original 10-K, we concluded that our previously filed consolidated financial statements should no longer be relied upon due to certain errors in the stock-based compensation expense, and the related income tax impact.

All statements in this Annual Report on Form 10-K/A that are not historical are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 as amended, including statements regarding our “expectations,” “beliefs,” “hopes,” “intentions,” “strategies” or the like. Such statements are based on our current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. We caution investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the risk factors discussed in this Annual Report on Form 10-K/A in Item 1A. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

Restatement of Consolidated Financial Statements

On August 9, 2006, we concluded that our consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 should be restated to record additional non-cash stock-based compensation expense, and the related income tax impact, resulting from stock options granted during fiscal years 1997 to 1999 that were incorrectly accounted for under U.S. generally accepted accounting principles. Our decision to restate our financial statements was based on the results of an internal review of our historical stock option granting practices from January 1, 1997 through May 31, 2006 performed under the direction of the Audit Committee of the Board of Directors.  The internal review identified certain errors and documentation lapses but did not find any pattern or practice of inappropriately identifying grant dates with hindsight in order to provide “discounted” or “in-the-money” grants.

We have concluded that there was a material accounting error as a result of a documentation lapse in July 1999, in which the option grant for an aggregate of 1.99 million shares should have been measured for accounting purposes as of a later date.  In light of the restatement required by this matter, we have also included in this restatement corrections relating to certain other errors and documentation lapses in the fiscal years 1997 and 1998.  Approximately 97% of the charges relating to the restatement arose from the documentation lapse in July 1999.

We have determined that the cumulative, pre-tax, non-cash, stock-based compensation expense resulting from revised measurement dates for options granted between 1997 and 1999 was approximately $21.5 million. Accordingly, we recorded stock-based compensation expense of $0, $0, and $1.7 million for the years ended December 31, 2005, 2004 and 2003, respectively, and $19.8 million for the five years preceding 2003, based on the vesting periods of the respective grants.  In addition, we recorded an income tax benefit of $8.3 million in 2005.  Principally as a result of cumulative losses incurred through 2004, we recorded a full valuation allowance against all deferred tax assets for the years ended December 31, 2004 and 2003 and consequently, there is no income tax effect of the additional stock-based compensation expense recorded in those years.  The cumulative effect of the restatement adjustments on our consolidated balance sheet at December 31, 2005 was an increase in additional paid-in capital of $21.5 million offset by an increase in the accumulated deficit of $13.2 million, which results in a net effect on stockholders’ equity of $8.3 million.  The adjustments increased previously reported basic and diluted net income per common share by $0.13 and $0.12, respectively, for the year ended December 31, 2005 and decreased basic and diluted net income per common share by $0.03 for the year ended December 31, 2003.

As part of our review, we assessed generally whether there were other matters that should have been corrected in our previously issued consolidated financial statements. Apart from the errors underlying the restatement described above, no other matters have come to our attention that should be adjusted in our previously issued consolidated financial statements.

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

The results of operations of ParAllele have been included in the accompanying consolidated financial statements from the date of acquisition. See Note 4 for further information regarding this acquisition.

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

STOCK-BASED COMPENSATION (in thousands, except percentage amounts)

	Year ended December 31,			Dollar change from		Percentage change from
	2005	2004	2003	2004	2003	2004	2003
	(as previously reported)

Stock-based compensation	$1,106	$920	$2,238	$186	$(1,318)	20%	(59)%

	Year ended December 31,			Dollar change from		Percentage change from
	2005	2004	2003	2004	2003	2004	2003
	(restatement)

Stock-based compensation	$—	$—	$1,724	$—	$1,724	—%	(100)%

	Year ended December 31,			Dollar change from		Percentage change from
	2005	2004	2003	2004	2003	2004	2003
	(as restated)

Stock-based compensation	$1,106	$920	$3,962	$186	$(3,042)	20%	(77)%

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

Stock-based compensation, which primarily includes the amortization of deferred stock compensation in fiscal 2004 and 2003, decreased $3.0 million in 2004 as compared to 2003. Upon the acquisition of Neomorphic in October 2000, the fair value of unvested common stock subject to restricted stock agreements and the intrinsic value of the unvested options held by employees were deducted from the purchase price and allocated to deferred stock compensation. Stock-based compensation expenses relates principally to research and development and selling, general and administrative employees. As of December 31, 2004, all of the remaining deferred stock compensation related to the Neomorphic acquisition has been amortized except for approximately $4.3 million of deferred stock compensation. Further, as a result of our restatement, we recorded additional deferred stock-based compensation over the vesting period, which is primarily four years, for certain stock options granted during fiscal years 1997 through 1999 where the fair market value of our common stock on the grant date was higher than the fair market value on the measurement date for accounting purposes.  The deferred compensation related to these grants was fully amortized at the end of fiscal 2003.

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

INCOME TAX PROVISION (BENEFIT) (in thousands, except percentage amounts)

	Year ended December 31,			Dollar change from		Percentage change from
	2005	2004	2003	2004	2003	2004	2003
	(as previously reported)

Income tax provision	$5,092	$3,326	$2,563	$1,766	$763	53%	30%

	Year ended December 31,			Dollar change from		Percentage change from
	2005	2004	2003	2004	2003	2004	2003
	(restatement)

Income tax benefit	$(8,271)	$—	$—	$(8,271)	$—	(100)%	—%

	Year ended December 31,			Dollar change from		Percentage change from
	2005	2004	2003	2004	2003	2004	2003
	(as restated)

Income tax (benefit) provision	$(3,179)	$3,326	$2,563	$(6,505)	$763	(196)%	30%

We recorded an income tax benefit of approximately $3.2 million in 2005, versus an income tax provision of $3.3 million in 2004. In 2005, the income tax benefit consists of a current provision for federal, state, and foreign income taxes, more than offset by a benefit resulting from a reduction in our valuation allowance for certain federal and state deferred tax assets. The provision for income taxes was approximately $3.3 million in 2004, up from $2.6 million in 2003. In 2004 and 2003, the provision consists of current taxes payable on the profits attributable to our foreign operations, state taxes and federal alternative minimum tax.

Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which included an analysis of projected future book and taxable income, as of December 31, 2005, we provided for a valuation allowance of $76.6 million.

During fiscal 2005, we reduced our deferred tax asset valuation allowance by approximately $45.7 million. In assessing the realizability of deferred tax assets, we considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We considered historical book income, the scheduled reversal of deferred tax assets, and projected future book and taxable income in making this assessment. Based upon a detailed analysis of historical and projected book and taxable income, we determined that the realization of certain deferred tax assets for which a valuation allowance had been recorded is considered more likely than not for purposes of reversing the valuation allowance.

As of December 31, 2005, we had total net operating loss carryforwards of $180.6 million, comprised of $141.1 million for U.S. federal and $39.5 million for state. The net operating loss carryforwards expire in the years 2018 through 2023. Additionally, we have federal and state research and development tax credit carryforwards and other various tax credit carryforwards of approximately $35.6 million, which expire in the years 2007 through 2025. Utilization of our net operating loss and tax credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

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

As discussed in Note 3 to the consolidated financial statements, the 2003, 2004 and 2005 consolidated financial statements have been restated to correct certain errors and record additional non-cash stock-based compensation expense, and the related income tax impact.

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

/s/ Ernst & Young LLP
Palo Alto, California,
March 2, 2006, except for Notes 3 and 20, as to which the date is August 23, 2006

AFFYMETRIX, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2005	2004
	(as restated)	(as restated)
ASSETS:
Current assets:
Cash and cash equivalents	$100,236	$42,595
Available-for-sale securities	184,696	163,120
Accounts receivable (net of allowances of $415 in 2005 and $841 in 2004)	93,028	89,441
Accounts receivable from Perlegen Sciences	4,082	3,964
Inventories	35,980	17,997
Deferred tax assets—current portion	26,230	—
Prepaid expenses and other current assets	12,622	5,833
Total current assets	456,874	322,950
Property and equipment, net	85,560	64,179
Acquired technology rights, net	61,426	64,334
Goodwill	124,498	18,601
Deferred tax assets—long-term portion	17,594	—
Notes receivable from employees	1,824	1,900
Other assets	27,318	27,807
Total assets	$775,094	$499,771

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued liabilities	$71,551	$61,265
Deferred revenue—current portion	35,644	33,776
Other current liabilities	—	1,698
Total current liabilities	107,195	96,739
Deferred revenue—long-term portion	15,606	29,463
Other long-term liabilities	4,184	4,382
Convertible notes	120,000	120,000

Commitments and contingencies (Note 12)
Stockholders’ equity:
Convertible redeemable preferred stock, $0.01 par value; 5,000 shares authorized; no shares issued and outstanding at December 31, 2005 and 2004	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 67,220 and 61,588 shares issued and outstanding at December 31, 2005 and 2004, respectively	672	616
Additional paid-in capital	646,186	428,717
Deferred stock compensation	(10,799)	(4,265)
Accumulated other comprehensive loss	(1,227)	(3,371)
Accumulated deficit	(106,723)	(172,510)
Total stockholders’ equity	528,109	249,187
	$775,094	$499,771

See Accompanying Notes

AFFYMETRIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2005	2004	2003
	(as restated)	(as previously reported)	(as restated)
REVENUE:
Product sales	$303,013	$277,256	$222,748
Product related revenue	47,177	53,629	58,032
Total product and product related revenue	350,190	330,885	280,780
Royalties and other revenue	8,339	9,832	10,556
Revenue from Perlegen Sciences	9,073	5,245	9,460
Total revenue	367,602	345,962	300,796
COSTS AND EXPENSES:
Cost of product sales	84,708	81,700	80,158
Cost of product related revenue	11,550	9,634	9,657
Cost of revenue from Perlegen Sciences	5,154	3,611	9,460
Research and development	77,404	73,405	65,909
Selling, general and administrative	121,952	116,973	104,797
Stock-based compensation(1)	1,106	920	3,962
Amortization of purchased intangibles	—	—	937
Acquired in-process technology	8,315	—	10,096
Total costs and expenses	310,189	286,243	284,976
Income from operations	57,413	59,719	15,820
Interest income and other, net	6,740	2,317	16,662
Interest expense	(1,545)	(11,102)	(17,358)
Income before income taxes	62,608	50,934	15,124
Income tax benefit (provision)	3,179	(3,326)	(2,563)
Net income	$65,787	$47,608	$12,561
Basic net income per common share	$1.03	$0.79	$0.21
Diluted net income per common share	$0.96	$0.74	$0.21
Shares used in computing basic net income per share	63,816	60,512	58,860
Shares used in computing diluted net income per share	70,586	66,878	60,582

(1)	Stock-based compensation related to the following:
	Cost of product sales	$134	$—	$69
	Research and development	342	720	2,144
	Selling, general and administrative	630	200	1,749
		$1,106	$920	$3,962

See Accompanying Notes

AFFYMETRIX, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2005	2004	2003
	(as restated)	(as previously reported)	(as restated)

Net income	$65,787	$47,608	$12,561
Other comprehensive income (loss):
Foreign currency translation, net of tax	486	(397)	(354)
Unrealized gains (losses) on available-for-sale and non-marketable securities, net of tax	119	(1,500)	(6,827)
Reclassification adjustment for (losses) gains in net income	(157)	287	6,057
Unrealized gains (losses) on cash flow hedges, net of tax	544	(1,152)	(963)
Reclassification adjustment for gains in net income	1,152	963	—
Net change in other comprehensive income (loss)	2,144	(1,799)	(2,087)
Comprehensive income	$67,931	$45,809	$10,474

See Accompanying Notes

AFFYMETRIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER EQUITY

(In thousands)

	Year Ended December 31,
	2005	2004	2003
	(as restated)	(as restated)	(as restated)
Convertible redeemable preferred stock:
Balance, beginning of year	$—	$—	$—
Balance, end of year	—	—	—
Common stock:
Balance, beginning of year	616	595	585
Common stock issued	56	21	10
Balance, end of year	672	616	595
Additional paid-in capital:
Balance, beginning of year	428,717	391,763	376,974
Issuance of common stock upon exercise of stock options and warrants	74,649	36,220	12,487
Issuance of common stock upon exercise of stock purchase right	—	—	3,000
Issuance of restricted stock	2,636	—	—
Cancellation of notes or deferred compensation	—	—	(698)
Income tax benefit from employee stock option exercises	33,072	734	—
Issuance of common stock from acquisition of ParAllele	107,112	—	—
Balance, end of year	646,186	428,717	391,763
Notes receivable from stockholders:
Balance, beginning of year	—	(428)	(720)
Repayment of notes receivable	—	454	344
Accretion of interest on notes receivable	—	(26)	(158)
Cancellation of common stock	—	—	106
Balance, end of year	—	—	(428)
Deferred stock compensation:
Balance at January 1, 2003, as originally reported	—	—	(8,015)
Restatement (see Note 3)	—	—	(1,724)
Balance, as restated	(4,265)	(5,185)	(9,739)
Amortization of deferred stock compensation	1,022	920	3,962
Unearned stock compensation, net of cancellations	(7,556)	—	592
Balance, end of year	(10,799)	(4,265)	(5,185)
Accumulated other comprehensive loss:
Balance, beginning of year	(3,371)	(1,572)	515
Unrealized gain (loss) on investments, net of tax	(38)	(1,213)	(770)
Unrealized gain (loss) on hedging contracts, net of tax	1,696	(189)	(963)
Foreign currency translation adjustment, net of tax	486	(397)	(354)
Balance, end of year	(1,227)	(3,371)	(1,572)
Accumulated deficit:
Balance at January 1, 2003, as originally reported	—	—	(212,944)
Restatement (see Note 3)	—	—	(19,735)
Balance, as restated	(172,510)	(220,118)	(232,679)
Net income	65,787	47,608	12,561
Balance, end of year	(106,723)	(172,510)	(220,118)
Total stockholders equity	$528,109	$249,187	$165,055

Number of shares of common stock
Balance, beginning of year	61,588	59,474	58,504
Issuance of common stock for cash or services	3,346	2,114	970
Issuance of common stock for acquisition of ParAllele	2,286	—	—
Balance, end of year	67,220	61,588	59,474

See Accompanying Notes

AFFYMETRIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2005	2004	2003
	(as restated)	(as previously reported)	(as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$65,787	$47,608	$12,561
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,467	19,660	22,214
Amortization of intangible assets	7,731	6,075	4,463
Gain from repurchase of convertible notes	—	—	(739)
Redemption premium and related write-off of debt issuance costs	—	8,095	—
Charge for acquired in-process technology	8,315	—	—
Amortization of investment premiums, net	(1,177)	(1,142)	2,013
Stock-based compensation	1,106	920	3,962
Write down of equity investments	172	2,283	938
Realized loss on equity method investment in Perlegen Sciences	2,000	—	—
Realized loss (gain) on the sales of investments	145	859	(5,603)
Deferred tax assets	(10,971)	—	—
Amortization of debt offering costs	759	756	1,538
Accretion of interest on notes receivable	(98)	(26)	(158)
Loss on disposal of equipment	12	657	447
Changes in operating assets and liabilities:
Accounts receivable, net	(94)	(22,062)	(5,357)
Inventories	(15,137)	4,635	4,107
Prepaid expenses and other assets	3,143	(2,867)	(2,647)
Accounts payable and accrued liabilities	(4,115)	(7,535)	3,217
Deferred revenue	(13,203)	(10,126)	53,984
Other long-term liabilities	(229)	1,142	(5,082)
Net cash provided by operating activities	64,613	48,932	89,858
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(40,166)	(21,885)	(12,436)
Purchases of available-for-sale securities	(227,290)	(182,876)	(447,422)
Proceeds from sales and maturities of available-for-sale securities	206,395	202,780	560,057
Purchase of non-marketable equity investments	(3,500)	(1,741)	(7,500)
Purchase of non-marketable equity investments in Perlegen	(2,000)	—	—
Capital distribution from non-marketable investment	411	—	—
Purchases of technology rights	(750)	(43,063)	(3,303)
Purchase of option to license technology	—	—	(3,000)
Issuance of loan to ParAllele BioScience, Inc.	(4,500)	—	—
Acquisition of ParAllele BioScience, Inc., net of cash acquired	(10,904)	—	—
Net cash (used in) provided by investing activities	(82,304)	(46,785)	86,396
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	74,705	36,241	12,497
Repayment of notes receivable from stockholders	141	454	344
Issuance of senior convertible notes	—	—	120,000
Repurchase of convertible subordinated notes	—	—	(100,701)
Redemption of convertible subordinated notes	—	(271,778)	—
Net cash provided by (used in) financing activities	74,846	(235,083)	32,140
Effect of foreign currency translation on cash and cash equivalents	486	(397)	(354)
Net increase (decrease) in cash and cash equivalents	57,641	(233,333)	208,040
Cash and cash equivalents at beginning of year	42,595	275,928	67,888
Cash and cash equivalents at end of year	$100,236	$42,595	$275,928
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Recognition of deferred tax assets relating to tax benefits from employee stock plans	$32,853	$—	$—
Acquisition of technology rights	$—	$—	$3,000
Issuance of common stock upon exercise of common stock purchase right	$—	$—	$3,000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$900	$10,623	$17,346
Cash paid for income taxes	$2,001	$1,127	$1,751

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Affymetrix and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company has accounted for its ownership interest in Perlegen Sciences, Inc. (“Perlegen”) using the equity method since March 30, 2001 (see Note 12). In addition, the Company acquired ParAllele BioScience, Inc. on October 21, 2005 and it is included in the Company’s operations from that date (see Note 4).

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

The following table illustrates the effect on reported net income (loss) and net income (loss) per common share if the Company had applied the fair value recognition provisions of SFAS 123, as amended by SFAS 148, to stock-based employee compensation (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004	2003
	(as restated)	(as previously reported)	(as restated)

Net income—as reported	$65,787	$47,608	$12,561
Add: Stock-based employee compensation expense included in reported net income, net of tax	384	920	3,962
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	(15,800)	(15,984)	(29,220)
Pro forma net income (loss)	$50,371	$32,544	$(12,697)
Net income (loss) per share:
Basic net income per common share—as reported	$1.03	$0.79	$0.21
Diluted net income per common share—as reported	$0.96	$0.74	$0.21
Basic net income (loss) per common share—pro forma	$0.79	$0.54	$(0.22)
Diluted net income (loss) per common share—pro forma	$0.74	$0.51	$(0.22)

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

The following table sets forth a reconciliation of basic and diluted net income per common share (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004	2003
	(as restated)	(as previously reported)	(as restated)
Numerator:
Net income—basic	$65,787	$47,608	$12,561
Add effect of dilutive securities:
Interest on convertible notes (inclusive of amortization of debt issuance costs)	1,659	1,655	74
Net income—diluted	$67,446	$49,263	$12,635
Denominator:
Weighted-average shares outstanding	63,912	60,591	58,970
Less: weighted-average shares of common stock subject to repurchase	(96)	(79)	(110)
Shares used in computing basic net income per common share	63,816	60,512	58,860
Add effect of dilutive securities:
Employee stock options	2,799	2,380	1,685
Common stock subject to repurchase	96	79	110
Warrants to purchase common stock	5	37	38
Convertible notes	3,870	3,870	159
Shares used in computing diluted net income per common share	70,586	66,878	60,852
Basic net income per common share	$1.03	$0.79	$0.21
Diluted net income per common share	$0.96	$0.74	$0.21

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

NOTE 3—RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On August 9, 2006, the Company concluded that its consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 should be restated to record additional non-cash stock-based compensation expense, and the related income tax impact, resulting from stock options granted during fiscal years 1997 to 1999 that were incorrectly accounted for under U.S. generally accepted accounting principles. The Company’s decision to restate its financial statements was based on the results of an internal review of the Company’s historical stock option granting practices from January 1, 1997 through May 31, 2006 performed under the direction of the Audit Committee of the Board of Directors.  The internal review identified certain errors and documentation lapses but did not find any pattern or practice of inappropriately identifying grant dates with hindsight in order to provide “discounted” or “in-the-money” grants.

The Company has concluded that there was a material accounting error as a result of a documentation lapse in July 1999, in which the option grant for an aggregate of 1.99 million shares should have been measured for accounting purposes as of a later date.  In light of the restatement required by this matter, the Company has also included in this restatement corrections relating to certain other errors and documentation lapses in the fiscal years 1997 and 1998.  Approximately 97% of the charges relating to the restatement arose from the documentation lapse in July 1999.

The Company has determined that the cumulative, pre-tax, non-cash, stock-based compensation expense resulting from revised measurement dates for options granted between 1997 and 1999 was approximately $21.5 million. Accordingly, the Company recorded stock-based compensation expense of $0, $0, and $1.7 million for the years ended December 31, 2005, 2004 and 2003, respectively, and $19.8 million for the five years preceding 2003, based on the vesting periods of the respective grants.  In addition, the Company recorded an income tax benefit of $8.3 million in 2005.  Principally as a result of cumulative losses incurred through 2004, the Company recorded a full valuation allowance against all deferred tax assets for the years ended December 31, 2004 and 2003 and consequently, there is no income tax effect of the additional stock-based compensation expense recorded in those years.  The cumulative effect of the restatement adjustments on the Company’s consolidated balance sheet at December 31, 2005 was an increase in additional paid-in capital of $21.5 million offset by an increase in the accumulated deficit of $13.2 million, which results in a net effect on stockholders’ equity of $8.3 million.  The adjustments increased previously reported basic and diluted net income per common share by $0.13 and $0.12, respectively, for the year ended December 31, 2005 and decreased basic and diluted net income per common share by $0.03 for the year ended December 31, 2003.

As part of the Company’s review, the Company assessed whether there were other matters that should have been corrected in its previously issued consolidated financial statements. Apart from the errors underlying the restatement described above, no other matters have come to the Company’s attention that should be adjusted in its previously issued consolidated financial statements.

The following tables set forth the effects of the restatement on certain line items within the Company’s consolidated statements of operations for the years ended December 31, 2005, 2004 and 2003 and consolidated balance sheets as of December 31, 2005 and 2004:

	Year Ended December 31,
	2005	2004	2003
Stock-based compensation expense:
Cost of product sales - as previously reported	$134	$—	$—
Cost of product sales - as restated	134	—	69

Research and development - as previously reported	342	720	1,713
Research and development - as restated	342	720	2,144

Selling, general and administrative - as previously reported	630	200	525
Selling, general and administrative - as restated	630	200	1,749

Total stock-based compensation expense - as previously reported	$1,106	$920	$2,238

Total stock-based compensation expense - as restated	$1,106	$920	3,962

Income before income taxes:
As previously reported	$62,608	$50,934	$16,848
As restated	$62,608	$50,934	$15,124

Income tax provision (benefit):
As previously reported	$5,092	$3,326	$2,563
As restated	$(3,179)	$3,326	$2,563

Net income:
As previously reported	$57,516	$47,608	$14,285
As restated	$65,787	$47,608	$12,561

Basic net income per share:
As previously reported	$0.90	$0.79	$0.24
As restated	$1.03	$0.79	$0.21

Diluted net income per share:
As previously reported	$0.84	$0.74	$0.24
As restated	$0.96	$0.74	$0.21

	As of December 31,
	2005	2004
Deferred tax assets – current portion:
As previously reported	$22,117	$—
As restated	$26,230	$—

Deferred tax assets – long-term portion:
As previously reported	$13,436	$—
As restated	$17,594	$—

Additional paid-in capital:
As previously reported	$624,727	$407,258
As restated	$646,186	$428,717

Accumulated deficit:
As previously reported	$93,535	$151,051
As restated	$106,723	$172,510

The following is a summary of the effect of these corrections on the Company’s pro-forma calculation of its net income per share for the years ended December 31, 2005 and 2003:

	Year Ended December 31,
	2005	2005
	(as previously reported)	(as restated)
Net income—as reported	$57,516	$65,787
Add: Stock-based employee compensation expense included in reported net income, net of tax	384	384
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	(15,800)	(15,800)
Pro forma net income	$42,100	$50,371
Net income per share:
Basic net income per common share—as reported	$0.90	$1.03
Diluted net income per common share—as reported	$0.84	$0.96
Basic net income per common share—pro forma	$0.66	$0.79
Diluted net income per common share—pro forma	$0.60	$0.74

	Year Ended December 31,
	2003	2003
	(as previously reported)	(as restated)
Net income—as reported	$14,285	$12,561
Add: Stock-based employee compensation expense included in reported net income, net of tax	2,238	3,962
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	(29,220)	(29,220)
Pro forma net loss	$(12,697)	$(12,697)
Net income (loss) per share:
Basic net income per common share—as reported	$0.24	$0.21
Diluted net income per common share—as reported	$0.24	$0.21
Basic net loss per common share—pro forma	$(0.22)	$(0.22)
Diluted net loss per common share—pro forma	$(0.22)	$(0.22)

Certain other footnotes appearing in these financial statements were impacted by these corrections. Refer to Notes 2, 4, 17, 20 and 21.

NOTE 4—ACQUISITION

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

The pro forma results are as follows (in thousands, except per share amounts):

	Year ended December 31,
	2005	2004
	(as previously reported)
Net revenue	$371,662	$347,978
Net income	$47,489	$24,889
Basic net income per common share	$0.72	$0.40
Diluted net income per common share	$0.68	$0.38

	Year ended December 31,
	2005	2004
	(restatement)
Net revenue	$—	$—
Net income	$8,271	$—
Basic net income per common share	$0.13	$—
Diluted net income per common share	$0.11	$—

	Year ended December 31,
	2005	2004
	(restated)	(as previously reported)
Net revenue	$371,662	$347,978
Net income	$55,760	$24,889
Basic net income per common share	$0.85	$0.40
Diluted net income per common share	$0.79	$0.38

The fiscal year 2005 pro forma net income, basic net income per common share, and diluted net income per common share were increased by $8.3 million, $0.13 and $0.14, respectively, as a result of the tax benefit associated with the restatement of stock based compensation.  See Note 3 for futher information.

NOTE 5—COLLABORATIVE AGREEMENTS

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

Under the agreements, Affymetrix made a $5.9 million payment to Beckman in 1998 and agreed to provide a credit of $5.0 million to be applied against research and development services to be performed by the Company. Affymetrix had the option of performing or agreeing to perform such services by July 2003, or paying the amount of the unapplied credit in cash or stock to Beckman. In addition, under the agreement Affymetrix contracted to establish a joint venture with Beckman. The Company determined after review of EITF 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or a Business” that the purchase should be accounted for as the receipt of an intangible asset. Therefore, the payments and credit obligation to Beckman were accounted for as the purchase of an intangible asset which is being amortized on a straight-line basis over its estimated useful life of 15 years. At December 31, 2005 and 2004, accumulated amortization amounted to $11.3 million and $6.6 million, respectively. During the year ended December 31, 2003, the Company paid to Beckman $5.0 million in settlement of the obligation to perform research and development activities and established a joint venture with Beckman called Array Automation, LLC. (See Note 12 Related Parties).

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

NOTE 6—CONCENTRATIONS OF RISK

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

NOTE 7—AVAILABLE-FOR-SALE SECURITIES AND OTHER FINANCIAL INSTRUMENTS

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

NOTE 8—INVENTORIES

Inventories consist of the following at December 31, 2005 and 2004 (in thousands):

	2005	2004
Raw materials	$13,094	$6,719
Work-in-process	10,423	4,181
Finished goods	12,463	7,097
Total	$35,980	$17,997

NOTE 9—PROPERTY AND EQUIPMENT

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

NOTE 10—ACQUIRED TECHNOLOGY RIGHTS

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

NOTE 11—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of December 31, 2005 and 2004 consist of the following (in thousands):

	2005	2004
Accounts payable	$29,718	$14,000
Accrued compensation and related liabilities	20,419	27,416
Accrued taxes	10,354	10,158
Accrued legal	1,357	694
Accrued warranties	6,223	4,113
Other	3,480	4,884
Total	$71,551	$61,265

NOTE 12—RELATED PARTY TRANSACTIONS AND NOTES RECEIVABLE FROM EMPLOYEES

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

NOTE 13—COMMITMENTS AND CONTINGENCIES

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

NOTE 14—CONVERTIBLE SUBORDINATED NOTES

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

NOTE 15—SENIOR CONVERTIBLE NOTES

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

NOTE 16—STOCKHOLDERS’ EQUITY

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

STOCK OPTION AND BENEFIT PLANS

In 1996, the Board of Directors adopted the Affymetrix 1996 Non-Employee Directors Stock Option Plan (the “1996 Stock Plan”), which was amended and restated in 2001, under which only nonqualified stock options may be granted to non-employee directors of the Company. Options granted under the 1996 Stock Plan expire no later than ten years and two days from the date of grant. The option price shall be at least 100% of the fair value of the Company’s common stock on the date of grant (110% in certain circumstances), as determined by the Board of Directors. Options granted under the 1996 Stock Plan are subject to the vesting provisions set forth in that plan. A total of 600,000 shares of common stock are authorized for issuance under the 1996 Stock Plan and the shares are subject to repurchase by the Company under the terms of the grant. All options granted under the 1996 Stock Plan are exercisable in full six months after the date of grant and are subject to repurchase at the original exercise price by the Company over the remaining vesting period which is generally five years for initial grants and one year for annual grants. At December 31, 2005, there were no shares subject to repurchase under this plan.

In 1998, the Board of Directors adopted the Affymetrix 1998 Stock Incentive Plan (the “1998 Stock Plan”) under which nonqualified stock options and restricted stock may be granted to employees and outside consultants, except that members of the Board of Directors and individuals who are considered officers of the Company under the rules of the National Association of Securities Dealers shall not be eligible. Options granted under the 1998 Stock Plan expire no later than ten years from the date of grant. The option price shall be at least 100% of the fair value of the Company’s common stock on the date of grant (110% in certain circumstances), as determined by the Board of Directors. Options may be granted with different vesting terms from time to time as determined by the Board of Directors. A total of 3,600,000 shares of common stock are authorized for issuance under the 1998 Stock Plan.

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

Activity under the stock plans through December 31, 2005 is as follows (in thousands, except per share amounts):

		Options Outstanding
	Options Available for Grant	Number Outstanding	Weighted Averaged Exercise Price Per Share
Balance at December 31, 2002	2,082	11,126	$24.66
Granted	(436)	436	$23.10
Exercised	—	(834)	$14.33
Canceled	652	(653)	$24.21
Expired	(660)	—	—
Balance at December 31, 2003	1,638	10,075	$25.48
Authorized	2,500	—	—
Granted	(1,729)	1,730	$30.75
Exercised	—	(2,101)	$17.32
Canceled	361	(361)	$39.05
Expired	(43)	—	$23.01
Balance at December 31, 2004	2,727	9,343	$27.72
Authorized	191	—	—
Granted	(1,076)	1,076	$45.08
Exercised	—	(3,294)	$22.89
Canceled	368	(368)	$37.25
Expired	(15)	—	—
Balance at December 31, 2005	2,195	6,757	$31.31

The following table summarizes information concerning currently outstanding and exercisable options at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price Per Share	Number	Weighted-Average Exercise Price Per Share
	(in thousands)	(In Years)		(in thousands)
$0.26 - $20.38	1,069	4.18	$13.81	876	$14.59
$20.50 - $24.44	1,429	4.37	$23.41	1,246	$23.53
$24.48 - $30.32	894	4.85	$26.97	500	$26.59
$30.34 - $34.51	1,278	5.85	$31.23	635	$31.23
$34.56 - $45.94	647	6.13	$40.60	192	$37.14
$45.98 - $50.07	1,000	5.04	$47.88	841	$47.86
$50.28 - $60.94	407	6.35	$55.53	151	$55.52
$61.25 - $133.50	33	4.70	$77.95	33	$77.95
Total	6,757	5.07	$31.31	4,474	$29.86

RESERVED SHARES

At December 31, 2005, the Company has shares reserved for future issuance as follows (in thousands):

Options outstanding	6,757
Options available for future grants	2,195
Convertible subordinated notes	3,870
12,822

NOTE 17—INCOME TAXES

The following table presents the U.S. and foreign components of consolidated income (loss) before income taxes and the provision for income taxes (in thousands):

	Year Ended December 31, 2005
	As Previously Reported	Restatement	As Restated
INCOME (LOSS) BEFORE INCOME TAXES:
U.S.	$127,382	$—	$127,382
Foreign	(64,774)	—	(64,774)
Income before income taxes	$62,608	$—	$62,608

PROVISION (BENEFIT) FOR INCOME TAXES:
Current:
Federal	$30,380	$—	$30,380
State	2,663	—	2,663
Foreign	1,969	—	1,969
Subtotal	$35,012	$—	$35,012
Deferred:
Federal	$(29,170)	$(7,366)	$(36,536)
State	—	(905)	(905)
Foreign	(750)	—	(750)
Subtotal	$(29,920)	$(8,271)	$(38,191)
Provision (benefit) for income taxes	$5,092	$(8,271)	$(3,179)

	Year Ended December 31, 2004
	As Previously Reported	Restatement	As Restated
INCOME BEFORE INCOME TAXES:
U.S.	$48,208	$—	$48,208
Foreign	2,726	—	2,726
Income before income taxes	$50,934	$—	$50,934

PROVISION FOR INCOME TAXES:
Current:
Federal	$437	$—	$437
State	280	—	280
Foreign	2,609	—	2,609
Subtotal	$3,326	$—	$3,326
Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
Subtotal	$—	$—	$—
Provision for income taxes	$3,326	$—	$3,326

	Year Ended December 31, 2003
	As Previously Reported	Restatement	As Restated
INCOME (LOSS) BEFORE INCOME TAXES:
U.S.	$15,064	$(1,724)	$13,340
Foreign	1,784	—	1,784
Income (loss) before income taxes	$16,848	$(1,724)	$15,124

PROVISION FOR INCOME TAXES:
Current:
Federal	$1,500	$—	$1,500
State	293	—	293
Foreign	770	—	770
Subtotal	$2,563	$—	$2,563
Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
Subtotal	$—	$—	$—
Provision for income taxes	$2,563	$—	$2,563

The difference between the provision (benefit) for income taxes and the amount computed by applying the Federal statutory income tax rate (35%) to income before taxes is explained as follows (in thousands):

	Year Ended December 31, 2005
	As Previously Reported	Restatement	As Restated
Tax at federal statutory rate	$21,913	$—	$21,913
Previously unbenefited losses	(49,279)	(8,271)	(57,550)
State taxes, net	4,042	—	4,042
Non-deductible stock compensation	281	—	281
Foreign taxes	523	—	523
Unbenefited foreign loss	28,597	—	28,597
Alternative minimum taxes	—	—	—
Non-deductible in-process research and development	2,910	—	2,910
Research credits	(2,137)	—	(2,137)
Export tax benefits	(1,142)	—	(1,142)
Domestic manufacturing deduction	(840)	—	(840)
Other	224	—	224
	$5,092	$(8,271)	$(3,179)

	Year Ended December 31, 2004
	As Previously Reported	Restatement	As Restated
Tax at federal statutory rate	$17,827	$—	$17,827
Previously unbenefited losses	(17,503)	—	(17,503)
State taxes, net	182	—	182
Non-deductible stock compensation	322	—	322
Foreign taxes	1,657	—	1,657
Unbenefited foreign loss	—	—	—
Alternative minimum taxes	1,751	—	1,751
Non-deductible in-process research and development	—	—	—
Research credits	—	—	—
Export tax benefits	—	—	—
Domestic manufacturing deduction	—	—	—
Other	(910)	—	(910)
	$3,326	$—	$3,326

	Year Ended December 31, 2003
	As Previously Reported	Restatement	As Restated
Tax at federal statutory rate	$5,896	$(603)	$5,293
Previously unbenefited losses	(6,571)	603	(5,968)
State taxes, net	190	—	190
Non-deductible stock compensation	783	—	783
Foreign taxes	748	—	748
Unbenefited foreign loss	—	—	—
Alternative minimum taxes	1,500	—	1,500
Non-deductible in-process research and development	—	—	—
Research credits	—	—	—
Export tax benefits	—	—	—
Domestic manufacturing deduction	—	—	—
Other	17	—	17
	$2,563	$—	$2,563

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31, 2005
	As Previously Reported	Restatement	As Restated
Deferred tax assets:
Net operating loss carryforwards	$52,925	$(1,247)	$51,678
Tax credit carryforwards	29,024	—	29,024
Deferred revenue	12,899	—	12,899
Capitalized research and development costs	3,126	—	3,126
Intangibles	2,242	—	2,242
Stock-based compensation	—	3,837	3,837
Accrued compensation	3,492	—	3,492
Accrued warranty	2,452	—	2,452
Equipment reserve	4,452	—	4,452
Other, net	9,209	—	9,209
Total deferred tax assets	119,821	2,590	122,411
Valuation allowance for deferred tax assets	(82,324)	5,681	(76,643)
Net deferred tax assets	37,497	8,271	45,768
Net deferred tax liabilities:
Property and equipment	(1,944)	—	(1,944)
Net deferred tax assets	$35,553	$8,271	$43,824

	December 31, 2004
	As Previously Reported	Restatement	As Restated
Deferred tax assets:
Net operating loss carryforwards	$64,034	$(1,247)	$62,787
Tax credit carryforwards	16,682	—	16,682
Deferred revenue	18,631	—	18,631
Capitalized research and development costs	3,985	—	3,985
Intangibles	2,704	—	2,704
Stock-based compensation	—	5,406	5,406
Accrued compensation	3,349	—	3,349
Accrued warranty	1,652	—	1,652
Equipment reserve	2,477	—	2,477
Other, net	4,668	—	4,668
Total deferred tax assets	118,182	4,159	122,341
Valuation allowance for deferred tax assets	(118,182)	(4,159)	(122,341)
Net deferred tax assets	—	—	—
Net deferred tax liabilities:
Property and equipment	—	—	—
Net deferred tax assets	$—	$—	$—

As of December 31, 2005, the Company had total net operating loss carryforwards of $180.6 million, comprised of $141.1 million for U.S. federal purposes and $39.5 million for state purposes. The net operating loss carryforwards expire in the years 2018 through 2023. Additionally, the Company has federal and state research and development tax credit carryforwards and other various tax credit carryforwards of approximately $35.6 million, which expire in the years 2007 through 2025. Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

The valuation allowance decreased by $45.7 million and $4.8 million for the years ended December 31, 2005 and 2004, respectively. Based upon the weight of available evidence, which included an analysis of projected future book and taxable income, as of December 31, 2005, the Company retained a valuation allowance of $76.6 million.

During fiscal 2005, the Company reduced its deferred tax asset valuation allowance by approximately $45.7 million. In assessing the realizability of its deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considered historical book income, the scheduled reversal of deferred tax assets, and projected future book and taxable income in making this assessment. Based upon a detailed analysis of historical and projected book and taxable income, the Company determined that the realization of certain deferred tax assets for which a valuation allowance had been previously recorded is considered more likely than not.

Approximately $67.7 million of the valuation allowance as of December 31, 2005 is attributable to the income tax benefits of stock option deductions, the benefit of which will be credited to stockholders’ equity when, and if, realized. The remaining valuation allowance of approximately $8.9 million as of December 31, 2005 is attributable to the acquisition of certain ParAllele tax attributes, the benefit of which will be credited to goodwill when, and if, realized.

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

NOTE 18—PRODUCT SALES, GEOGRAPHIC SALES, AND SIGNIFICANT CUSTOMERS

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

NOTE 19—DEFINED-CONTRIBUTION SAVINGS PLANS

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

NOTE 20—SUBSEQUENT EVENTS

Default Under Convertible Notes

The Company violated the reporting covenant under the indentures governing the 0.75% Notes as a result of the Company’s failure to file its Form 10-Q for the quarter ended June 30, 2006 by the required deadline. As a consequence of these violations, the holders of the 0.75% Notes have the right to accelerate the maturity of such Notes if they or the trustee provide the Company with notice of the default and the Company is unable to cure the default within 60 days after that notice.

NASDAQ Notice

On August 17, 2006, the Company announced that it will request a hearing before the NASDAQ Listing Qualifications Panel (the “Panel”) in response to the receipt of a NASDAQ Staff Determination letter dated August 17, 2006 indicating that the Company is not in compliance with the filing requirements for continued listing as set forth in Marketplace Rule 4310(c)(14). As anticipated, the letter was issued in accordance with NASDAQ procedures due to the delayed filing of the Company’s Form 10-Q for the quarter ended June 30, 2006. Pending a decision by the Panel, Affymetrix shares will remain listed on the NASDAQ Stock Market.

NOTE 21—UNAUDITED QUARTERLY FINANCIAL INFORMATION

	2005				2004
	Fourth Quarter(3)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter(1)
	(in thousands, except per share amounts)
	(as previously reported)
Total revenue (excluding Perlegen)	$108,734	$81,227	$82,140	$86,428	$106,383	$78,988	$78,362	$76,984
Perlegen revenue	$2,755	$2,220	$1,911	$2,187	$1,325	$2,742	$1,392	$1,649
Total cost of goods sold (excluding Perlegen)	$30,653	$23,410	$20,411	$21,784	$26,808	$19,474	$21,464	$23,588
Perlegen cost of goods sold	$803	$1,359	$1,750	$1,242	$572	$569	$1,099	$1,371
Net income (loss)	$24,774	$8,713	$7,811	$16,218	$27,055	$15,377	$7,009	$(1,833)
Basic net income (loss) per share	$0.38	$0.14	$0.12	$0.26	$0.44	$0.25	$0.12	$(0.03)
Diluted net income (loss) per share(2)	$0.35	$0.13	$0.12	$0.24	$0.41	$0.24	$0.11	$(0.03)

	2005(4)				2004
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except per share amounts)
	(restatement)
Total revenue (excluding Perlegen)	$—	$—	$—	$—	$—	$—	$—	$—
Perlegen revenue	$—	$—	$—	$—	$—	$—	$—	$—
Total cost of goods sold (excluding Perlegen)	$—	$—	$—	$—	$—	$—	$—	$—
Perlegen cost of goods sold	$—	$—	$—	$—	$—	$—	$—	$—
Net income	$5,835	$684	$526	$1,226	$—	$—	$—	$—
Basic net income per share	$0.08	$0.01	$0.01	$0.02	$—	$—	$—	$—
Diluted net income per share	$0.08	$0.01	$—	$0.02	$—	$—	$—	$—

	2005 (4)				2004
	Fourth Quarter(3)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter(1)
	(in thousands, except per share amounts)				(in thousands, except per share amounts)
	(as restated)				(as previously reported)
Total revenue (excluding Perlegen)	$108,734	$81,227	$82,140	$86,428	$106,383	$78,988	$78,362	$76,984
Perlegen revenue	$2,755	$2,220	$1,911	$2,187	$1,325	$2,742	$1,392	$1,649
Total cost of goods sold (excluding Perlegen)	$30,653	$23,410	$20,411	$21,784	$26,808	$19,474	$21,464	$23,588
Perlegen cost of goods sold	$803	$1,359	$1,750	$1,242	$572	$569	$1,099	$1,371
Net income (loss)	$30,609	$9,398	$8,337	$17,444	$27,055	$15,377	$7,009	$(1,833)
Basic net income (loss) per share	$0.46	$0.15	$0.13	$0.28	$0.44	$0.25	$0.12	$(0.03)
Diluted net income (loss) per share(2)	$0.43	$0.14	$0.12	$0.26	$0.41	$0.24	$0.11	$(0.03)

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

(4)             On August 9, 2006, the Company concluded that its consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 should be restated to record additional non-cash stock-based compensation expense, and the related income tax impact, resulting from stock options granted during fiscal years 1997 to 1999 that were incorrectly accounted for under U.S. generally accepted accounting principles. The Company has determined that the cumulative, pre-tax, non-cash, stock-based compensation expense resulting from using revised measurement dates for accounting purposes was approximately $0, $0 and $1.7 million for the years ended December 31, 2005, 2004, and 2003, respectively, and $19.8 million for the five years preceding 2003, based on the vesting periods of the respective grants.  In addition, the Company recorded an income tax benefit of $8.3 million in fiscal 2005.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.   CONTROLS AND PROCEDURES

Background of Restatement

On August 9, 2006, we concluded that our consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 should be restated to record additional non-cash stock-based compensation expense, and the related income tax impact, resulting from stock options granted during fiscal years 1997 to 1999 that were incorrectly accounted for under U.S. generally accepted accounting principles. Our decision to restate our financial statements was based on the results of an internal review of our historical stock option granting practices from January 1, 1997 through May 31, 2006 performed under the direction of the Audit Committee of the Board of Directors.  The internal review identified certain errors and documentation lapses but did not find any pattern or practice of inappropriately identifying grant dates with hindsight in order to provide “discounted” or “in-the-money” grants.

We have concluded that there was a material accounting error as a result of a documentation lapse in July 1999, in which the option grant for an aggregate of 1.99 million shares should have been measured for accounting purposes as of a later date.  In light of the restatement required by this matter, we have also included in this restatement corrections relating to certain other errors and documentation lapses in the fiscal years 1997 and 1998.  Approximately 97% of the charges relating to the restatement arose from the documentation lapse in July 1999.

We have determined that the cumulative, pre-tax, non-cash, stock-based compensation expense resulting from revised measurement dates for options granted between 1997 and 1999 was approximately $21.5 million. Accordingly, we recorded stock-based compensation expense of $0, $0, and $1.7 million for the years ended December 31, 2005, 2004 and 2003, respectively, and $19.8 million for the five years preceding 2003, based on the vesting periods of the respective grants.  In addition, we recorded an income tax benefit of $8.3 million in 2005.  Principally as a result of cumulative losses incurred through 2004, we recorded a full valuation allowance against all deferred tax assets for the years ended December 31, 2004 and 2003 and consequently, there is no income tax effect of the additional stock-based compensation expense recorded in those years.  The cumulative effect of the restatement adjustments on our consolidated balance sheet at December 31, 2005 was an increase in additional paid-in capital of $21.5 million offset by an increase in the accumulated deficit of $13.2 million, which results in a net effect on stockholders’ equity of $8.3 million.  The adjustments increased previously reported basic and diluted net income per common share by $0.13 and $0.12, respectively, for the year ended December 31, 2005 and decreased basic and diluted net income per common share by $0.03 for the year ended December 31, 2003.

As part of our review, we assessed generally whether there were other matters that should have been corrected in our previously issued consolidated financial statements. Apart from the errors underlying the restatement described above, no other matters have come to our attention that should be adjusted in our previously issued consolidated financial statements.

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

Management’s Consideration of the Restatement

     In reaching the conclusion that our disclosure controls and procedures and our internal control over financial reporting were effective as of December 31, 2005, management considered, among other things, the control deficiencies related to accounting for stock-based compensation, which resulted in the need to restate our previously issued consolidated financial statements as disclosed in Note 3, “Restatement of Previously Issued Financial Statements,” included in Item 8 of this report. Management has concluded that the control deficiencies that resulted in the restatement of the previously issued consolidated financial statements did not constitute a material weakness as of December 31, 2005 because management determined that as of December 31, 2005 there were effective controls designed and in place to prevent or detect a material misstatement and therefore the likelihood of stock-based compensation, deferred compensation and deferred tax assets being materially misstated is not more than remote.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Affymetrix, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of Affymetrix, Inc. and our report dated March 2, 2006, except for Notes 3 and 20, as to which the date is August 23, 2006, expressed an unqualified opinion thereon.

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

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)                                         Financial Statements. The financial statements as set forth under Item 8 of this report on Form 10-K/A are incorporated herein by reference.

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

3.1(4)	Restated Certificate of Incorporation.

3.2(5)	Bylaws.

3.3(6)	Amendment No. 1 to the Bylaws dated as of April 25, 2001.

3.4(7)	Summary of Rights to Purchase Shares of Preferred Stock pursuant to the Rights Agreement dated as of October 15, 1998.

4.1(8)	Rights Agreement, dated October 15, 1998, between Affymetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent.

4.2(9)	Amendment No. 1 to Rights Agreement, dated as of February 7, 2000, between Affymetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent.

4.3(10)	Indenture dated as of December 15, 2003, between Affymetrix, Inc. and The Bank of New York, as Trustee.

4.4(10)	Affymetrix, Inc. 0.75% Senior Convertible Notes due 2033 Registration Rights Agreement dated December 15, 2003.

10.1(11)†	1993 Stock Plan, as amended.

10.2(11)†	1996 Nonemployee Directors Stock Option Plan.

10.3(12)	Lease between Sobrato Interests and Affymetrix, Inc. dated June 12, 1996 (3380 Central Expressway, Santa Clara, CA).

10.4(12)	Lease between Sobrato Interests and Affymetrix, Inc. dated May 31, 1996 (3450 Central Expressway, Santa Clara, CA).

10.5(13)†	1998 Stock Incentive Plan.

10.6(13)†	Form of Officer and Director Indemnification Agreement.

10.7(14)	Lease Agreement by and between the Company and Aetna Life Insurance Company dated as of

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
July 30, 1999.

10.8(15)	Amendment No. 1 to the 1996 Nonemployee Directors Stock Option Plan of Affymetrix, Inc.

10.9(16)	Amended and Restated 1996 Non-Employee Directors Stock Plan.

10.10(17)*	Common Terms Agreement between F. Hoffmann-La Roche Ltd. and Affymetrix, Inc. dated January 29, 2003.

10.11(17)*	License Agreement between F. Hoffmann-La Roche Ltd. and Affymetrix, Inc. dated January 29, 2003.

10.12(17)*	Affymetrix Instrument and Chip Supply Agreement between F. Hoffmann-La Roche Ltd. and Affymetrix, Inc. dated January 29, 2003.

10.13(17)*	Research & Development Collaboration Agreement between F. Hoffmann-La Roche Ltd. and Affymetrix, Inc. dated January 29, 2003.

10.14(17)*	Diagnostic Product and Instrument Agency Agreement between F. Hoffmann-La Roche Ltd. and Affymetrix, Inc. dated January 29, 2003.

10.15(17)*	Affymetrix Instrument Agency Agreement between F. Hoffmann-La Roche Ltd. and Affymetrix, Inc. dated January 29, 2003.

10.16(18)	Lease between Sobrato Interests and Affymetrix dated July 3, 2002 (3420 Central Expressway, Santa Clara, CA).

10.17(18)	First Amendment to Lease between Sobrato Interests and Affymetrix dated September 30, 2003 (3420 Central Expressway, Santa Clara, CA).

10.18(18)†	Loan Agreement in principal amount of $1.2 million executed by Barbara A. Caulfield dated January 7, 2004 pursuant to an extension of credit made to Ms. Caulfield by the Company on July 16, 2001.

10.19(19)	Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan.

10.20(20)	Form of Non-Qualified Stock Option Agreement under the Affymetrix, Inc. Amended and Restated 1996 Non-Employee Directors Stock Plan.

10.21(20)	Form of Stock Option Agreement under the Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan.

10.22(21)	Affymetrix, Inc. Deferred Compensation Plan.

10.23(22)	Fifth Amendment to Lease between Sobrato Interests and Affymetrix, Inc. dated July 3, 2002 (3380 Central Expressway, Santa Clara, CA).

10.24(22)	First Amendment to Lease between Sobrato Interests and Affymetrix, Inc. dated July 3, 2002 (3450 Central Expressway, Santa Clara, CA).

10.25(23)	Lease between Keppel Logistics Pte Ltd. and Affymetrix Pte Ltd. dated as of January 1, 2006 (7 Gul Circle, Singapore 629363).

10.26(23)	Form of Restricted Stock Agreement under the Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan.

21	List of Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

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

(19)       Incorporated by reference to Registrant’s Form 10-Q as filed on August 9, 2004 (File No. 000-0-28218).

(20)       Incorporated by reference to Registrant’s Form 10-Q as filed on November 9, 2004 (File No. 000-0-28218).

(21)       Incorporated by reference to Registrant’s Form 8-K as filed on December 14, 2004 (File No. 000-28218).

(22)       Incorporated by reference to Registrant’s Form 10-K as filed on March 16, 2005 (File No. 000-28218).

(23) Incorporated by reference to Registrant’s Form 10-K as filed on March 9, 2006 (File No. 000-28218).

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

AFFYMETRIX, INC.
(Registrant)

August 30, 2006	By:	/s/ STEPHEN P.A. FODOR, PH.D.
Stephen P.A. Fodor, Ph.D.
FOUNDER, CHAIRMAN OF THE BOARD AND
CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name		Title	Date

By:	/s/ STEPHEN P.A. FODOR, PH.D.	Founder, Chairman of the	August 30, 2006
	Stephen P.A. Fodor, Ph.D.	Board and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ GREGORY T. SCHIFFMAN	Executive Vice President	August 30, 2006
	Gregory T. Schiffman	and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ JOHN D. DIEKMAN, PH.D.	Director	August 30, 2006
John D. Diekman, Ph.D.

By:	/s/ PAUL BERG, PH.D.	Director	August 30, 2006
Paul Berg, Ph.D.

By:	/s/ SUSAN D. DESMOND HELLMANN, M.D.	Director	August 30, 2006
Susan D. Desmond-Hellmann, M.D.

By:	/s/ VERNON R. LOUCKS, JR.	Director	August 30, 2006
Vernon R. Loucks, Jr.

By:		Director
Susan E. Siegel

By:	/s/ DAVID B. SINGER	Director	August 30, 2006
David B. Singer

By:	/s/ ROBERT H. TRICE	Director	August 30, 2006
Robert H. Trice, Ph.D.

By:	/s/ JOHN A. YOUNG	Director	August 30, 2006
John A. Young

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
2.1(1)	Agreement and Plan of Merger dated as of May 31, 2005 among ParAllele BioScience, Inc., Affymetrix, Inc., Pinecone Acquisition, Inc. and Jonathan MacQuitty.

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

3.1(4)	Restated Certificate of Incorporation.

3.2(5)	Bylaws.

3.3(6)	Amendment No. 1 to the Bylaws dated as of April 25, 2001.

3.4(7)	Summary of Rights to Purchase Shares of Preferred Stock pursuant to the Rights Agreement dated as of October 15, 1998.

4.1(8)	Rights Agreement, dated October 15, 1998, between Affymetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent.

4.2(9)	Amendment No. 1 to Rights Agreement, dated as of February 7, 2000, between Affymetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent.

4.3(10)	Indenture dated as of December 15, 2003, between Affymetrix, Inc. and The Bank of New York, as Trustee.

4.4(10)	Affymetrix, Inc. 0.75% Senior Convertible Notes due 2033 Registration Rights Agreement dated December 15, 2003.

10.1(11)†	1993 Stock Plan, as amended.

10.2(11)†	1996 Nonemployee Directors Stock Option Plan.

10.3(12)	Lease between Sobrato Interests and Affymetrix, Inc. dated June 12, 1996 (3380 Central Expressway, Santa Clara, CA).

10.4(12)	Lease between Sobrato Interests and Affymetrix, Inc. dated May 31, 1996 (3450 Central Expressway, Santa Clara, CA).

10.5(13)†	1998 Stock Incentive Plan.

10.6(13)†	Form of Officer and Director Indemnification Agreement.

10.7(14)	Lease Agreement by and between the Company and Aetna Life Insurance Company dated as of July 30, 1999.

10.8(15)	Amendment No. 1 to the 1996 Nonemployee Directors Stock Option Plan of Affymetrix, Inc.

10.9(16)	Amended and Restated 1996 Non-Employee Directors Stock Plan.

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
10.10(17)*	Common Terms Agreement between F. Hoffmann-La Roche Ltd. and Affymetrix, Inc. dated January 29, 2003.

10.11(17)*	License Agreement between F. Hoffmann-La Roche Ltd. and Affymetrix, Inc. dated January 29, 2003.

10.12(17)*	Affymetrix Instrument and Chip Supply Agreement between F. Hoffmann-La Roche Ltd. and Affymetrix, Inc. dated January 29, 2003.

10.13(17)*	Research & Development Collaboration Agreement between F. Hoffmann-La Roche Ltd. and Affymetrix, Inc. dated January 29, 2003.

10.14(17)*	Diagnostic Product and Instrument Agency Agreement between F. Hoffmann-La Roche Ltd. and Affymetrix, Inc. dated January 29, 2003.

10.15(17)*	Affymetrix Instrument Agency Agreement between F. Hoffmann-La Roche Ltd. and Affymetrix, Inc. dated January 29, 2003.

10.16(18)	Lease between Sobrato Interests and Affymetrix dated July 3, 2002 (3420 Central Expressway, Santa Clara, CA).

10.17(18)	First Amendment to Lease between Sobrato Interests and Affymetrix dated September 30, 2003 (3420 Central Expressway, Santa Clara, CA).

10.18(18)†	Loan Agreement in principal amount of $1.2 million executed by Barbara A. Caulfield dated January 7, 2004 pursuant to an extension of credit made to Ms. Caulfield by the Company on July 16, 2001.

10.19(19)	Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan.

10.20(20)	Form of Non-Qualified Stock Option Agreement under the Affymetrix, Inc. Amended and Restated 1996 Non-Employee Directors Stock Plan.

10.21(20)	Form of Stock Option Agreement under the Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan.

10.22(21)	Affymetrix, Inc. Deferred Compensation Plan.

10.23(22)	Fifth Amendment to Lease between Sobrato Interests and Affymetrix, Inc. dated July 3, 2002 (3380 Central Expressway, Santa Clara, CA).

10.24(22)	First Amendment to Lease between Sobrato Interests and Affymetrix, Inc. dated July 3, 2002 (3450 Central Expressway, Santa Clara, CA).

10.25(23)	Lease between Keppel Logistics Pte Ltd. and Affymetrix Pte Ltd. dated as of January 1, 2006 (7 Gul Circle, Singapore 629363).

10.26(23)	Form of Restricted Stock Agreement under the Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan.

21	List of Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

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

(16)       Incorporated by reference to Registrant’s Form 10-Q as filed on May 15, 2001 (File No. 000-28218).

(17)       Incorporated by reference to Registrant’s Form 10-Q as filed on May 15, 2003 (File No. 000- 0-28218).

(18)       Incorporated by reference to Registrant’s Form 10-K as filed on March 15, 2004 (File No. 000-28218).

(19)       Incorporated by reference to Registrant’s Form 10-Q as filed on August 9, 2004 (File No. 000-0-28218).

(20)       Incorporated by reference to Registrant’s Form 10-Q as filed on November 9, 2004 (File No. 000-0-28218).

(21)       Incorporated by reference to Registrant’s Form 8-K as filed on December 14, 2004 (File No. 000-28218).

(22)       Incorporated by reference to Registrant’s Form 10-K as filed on March 16, 2005 (File No. 000-28218).

(23) Incorporated by reference to Registrant’s Form 10-K as filed on March 9, 2006 (File No.  000-28218).

*                    Confidential treatment granted

†                     Management contract, compensatory plan or arrangement