Form 10-Q/A
period 2006-03-31
AFFYMETRIX INC
filed 2006-08-30
CIK 913077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐No ☒

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b(2) of the Exchange Act. (Check one).

Large accelerated filer ☒           Accelerated filer ☐           Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

COMMON SHARES OUTSTANDING ON MAY 3, 2006: 67,459,599

Explanatory Note
Restatement of Consolidated Financial Statements

We are amending our Quarterly Report on Form 10-Q for the three months ended March 31, 2006 (the “Original Filing”), originally filed with the Securities and Exchange Commission on May 10, 2006, to restate our consolidated financial statements for the three months ended March 31, 2005, the condensed consolidated balance sheets as of March 31, 2006 and December 31, 2005, and the related disclosures.

On August 9, 2006, we concluded that our consolidated financial statements for the years ended December 31, 2005, 2004 and 2003, as well as the selected financial data for the years ended December 31, 2002 and 2001, should be restated to record additional non-cash stock-based compensation expense, and the related income tax impact, resulting from stock options granted during fiscal years 1997 to 1999 that were incorrectly accounted for under U.S. generally accepted accounting principles. Our decision to restate our condensed consolidated financial statements was based on the results of an internal review of our historical stock option granting practices from January 1, 1997 through May 31, 2006 performed under the direction of the Audit Committee of the Board of Directors. The review did not find any pattern or practice of inappropriately identifying grant dates with hindsight in order to provide “discounted” or “in-the-money” grants.

We have not amended, and do not anticipate amending, our Annual Reports on Form 10-K for any of the years prior to December 31, 2005, or our Quarterly Reports for any period prior to the three month period ended March 31, 2006. The information that has been previously filed or otherwise reported for the quarters ended March 31, 2005 and 2006 is superseded by the information in this Quarterly Report on Form 10-Q/A. Accordingly, the consolidated financial statements and related financial information contained in the Original Filing should no longer be relied upon.

All the information in this Form 10-Q/A is as of March 31, 2006 and does not reflect any subsequent information or events other than the restatement and related matters discussed in Note 2 and 12 to the consolidated financial statements appearing in this Form 10-Q/A. Only the following items have been amended as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended as a result of the restatement:

Part I – Item 1 – Financial Statements and Supplementary Data;

Part II – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II – Item 1A – Risk Factors

Other than as discussed above, this Form 10-Q/A does not reflect events occurring after the filing of the Original Filing or modify or update disclosures (including, except as otherwise provided herein, the exhibits to the Original Filing), affected by subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with our periodic filings made with the Securities and Exchange Commission subsequent to the date of the Original Filing, including any amendments to those filings. In addition, this Form 10-Q/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2.

AFFYMETRIX, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AFFYMETRIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

(UNAUDITED)

	March 31, 2006	December 31, 2005
	(as restated)	Note 1 (as restated)
ASSETS
Current assets:
Cash and cash equivalents	$104,492	$100,236
Available-for-sale securities – short-term	149,804	184,696
Accounts receivable	70,606	93,028
Accounts receivable from Perlegen Sciences	6,236	4,082
Inventories	40,702	35,980
Deferred tax assets—current portion	26,331	26,230
Prepaid expenses and other current assets	10,648	12,622
Total current assets	408,819	456,874
Available-for-sale securities – long-term	22,515	—
Property and equipment, net	99,894	85,560
Acquired technology rights, net	59,442	61,426
Goodwill	124,063	124,498
Deferred tax assets—long-term portion	17,594	17,594
Notes receivable from employees	1,839	1,824
Other assets	28,019	27,318
	$762,185	$775,094

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$50,054	$71,551
Deferred revenue — current portion	39,577	35,644
Total current liabilities	89,631	107,195
Deferred revenue — long-term portion	10,706	15,606
Other long-term liabilities	4,563	4,184
Convertible notes	120,000	120,000
Stockholders’ equity:
Common stock	675	672
Additional paid-in capital	643,026	646,186
Deferred stock compensation	—	(10,799)
Accumulated other comprehensive loss	(1,518)	(1,227)
Accumulated deficit	(104,898)	(106,723)
Total stockholders’ equity	537,285	528,109
	$762,185	$775,094

Note 1:                             The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date included in the Company’s Form 10-K/A for the fiscal year ended December 31, 2005.

See accompanying notes.

AFFYMETRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
Revenue:		(as restated)
Product sales	$65,972	$73,551
Product related revenue	13,243	11,317
Total product and product related revenue	79,215	84,868
Royalties and other revenue	1,876	1,560
Revenue from Perlegen Sciences	5,300	2,187
Total revenue	86,391	88,615

Costs and expenses:
Cost of product sales	19,074	19,279
Cost of product related revenue	6,441	2,505
Cost of revenue from Perlegen Sciences	1,584	1,242
Research and development	23,501	17,090
Selling, general and administrative	38,766	29,597
Stock-based compensation	—	83
Total costs and expenses	89,366	69,796
(Loss) income from operations	(2,975)	18,819
Interest income and other, net	4,287	714
Interest expense	(424)	(427)

Income before income taxes	888	19,106
Income tax benefit (provision)	937	(1,662)
Net income	$1,825	$17,444

Basic net income per common share	$0.03	$0.28
Diluted net income per common share	$0.03	$0.26

Shares used in computing basic net income per share	67,213	62,351
Shares used in computing diluted net income per share	68,680	69,081

See accompanying notes.

AFFYMETRIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
		(as restated)
Cash flows from operating activities:
Net income	$1,825	$17,444
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,443	5,024
Amortization of intangible assets	2,074	1,929
Amortization of investment discounts, net	(646)	(68)
Stock-based compensation	3,763	83
Realized loss on sales of available for sale securities	83	55
Realized loss on equity method investment in Perlegen Sciences	—	938
Deferred tax assets	(101)	(1,226)
Write down of equity investment	46	—
Amortization of debt offering costs	189	189
Accretion of interest on notes receivable	(15)	(35)
Loss on write-off of equipment	—	12
Change in operating assets and liabilities:
Accounts receivable, net	20,268	19,873
Inventories	(4,722)	(1,852)
Prepaid expenses and other current assets	1,049	(100)
Accounts payable and accrued and other current liabilities	(21,765)	(11,857)
Deferred revenue	(967)	(5)
Other long-term liabilities	379	(72)
Net cash provided by operating activities	6,903	30,332

Cash flows from investing activities:
Capital expenditures	(19,777)	(6,271)
Purchases of available-for-sale securities	(5,300)	(67,319)
Proceeds from the sales or maturities of available-for-sale securities	18,370	38,736
Purchase of non-marketable equity investment in Perlegen Sciences	—	(2,000)
Purchase of non-marketable equity investment	(250)	—
Purchase of technology rights	—	(500)
Net cash used in investing activities	(6,957)	(37,354)

Cash flows from financing activities:
Issuance of common stock through the Company’s stock option plans	4,314	27,254
Net cash provided by financing activities	4,314	27,254
Effect of exchange rate changes on cash and cash equivalents	(4)	123
Net increase in cash and cash equivalents	4,256	20,355
Cash and cash equivalents at beginning of period	100,236	42,595
Cash and cash equivalents at end of period	$104,492	$62,950

See accompanying notes.

AFFYMETRIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q/A and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements include the accounts of Affymetrix, Inc. (“Affymetrix” or the “Company”) and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included.

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on August 30, 2006.

Restatement of Prior Period Information

The financial results of operations for the three months ended March 31, 2005 have been restated to correct certain errors resulting from the recording of additional non-cash stock-based compensation expense, and the related income tax impact.  Refer to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005 for a detailed discussion of the restatement.

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

The following table sets forth a reconciliation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2006	2005
		(as restated)
Numerator:
Net income —basic	$1,825	$17,444
Add effect of dilutive securities:
Interest on convertible notes (inclusive of amortization of debt issuance costs)	415	414
Net income — diluted	$2,240	$17,858
Denominator:
Weighted-average shares outstanding	67,347	62,423
Less: weighted-average shares of common stock subject to repurchase	(134)	(72)
Shares used in computing basic net income per common share	67,213	62,351
Add effect of dilutive securities:
Employee stock options	1,333	2,773
Common stock subject to repurchase	134	72
Warrants to purchase common stock	—	15
Convertible notes	—	3,870
Shares used in computing diluted net income per common share	68,680	69,081
Basic net income per common share	$0.03	$0.28
Diluted net income per common share	$0.03	$0.26

The following securities were excluded from the computation of diluted earnings per common share, on an actual outstanding basis, as they were anti-dilutive (in thousands):

	March 31,
	2006	2005

Employee stock options	2,261	1,418
Convertible notes	3,870	—

Total	6,131	1,418

Recent Accounting Pronouncement

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), “Share-Based Payment” (“SFAS 123R”), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS 123R is similar to the approach described in Statement 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the Statement of Income based on their estimated fair values. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting standards. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Pro forma disclosure will no longer be an alternative. The Company adopted SFAS 123R effective January 1, 2006 under the modified-prospective transition method. See Note 3 for further detail.

NOTE 2—RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

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

The Company concluded that there was a material accounting error as a result of a documentation lapse in July 1999, in which the option grant for an aggregate of 1.99 million shares should have been measured for accounting purposes as of a later date.  In light of the restatement required by this matter, the Company also included in this restatement corrections relating to certain other errors and documentation lapses in the fiscal years 1997 and 1998.  Approximately 97% of the charges relating to the restatement arose from the documentation lapse in July 1999.

The Company determined that the cumulative, pre-tax, non-cash, stock-based compensation expense resulting from revised measurement dates for options granted between 1997 and 1999 was approximately $21.5 million. Accordingly, the Company recorded stock-based compensation expense of $0, $0, and $1.7 million for the years ended December 31, 2005, 2004 and 2003, respectively, and $19.8 million for the five years preceding 2003, based on the vesting periods of the respective grants.  In addition, the Company recorded an income tax benefit of $8.3 million in 2005.  Principally as a result of cumulative losses incurred through 2004, the Company recorded a full valuation allowance against all deferred tax assets for the years ended December 31, 2004 and 2003 and consequently, there was no income tax effect of the additional stock-based compensation expense recorded in those years.  The cumulative effect of the restatement adjustments on the Company’s consolidated balance sheet at December 31, 2005 was an increase in additional paid-in capital of $21.5 million offset by an increase in the accumulated deficit of $13.2 million, which resulted in a net effect on stockholders’ equity of $8.3 million.  The adjustments increased previously reported basic and diluted net income per common share by $0.13 and $0.12, respectively, for the year ended December 31, 2005 and decreased basic and diluted net income per common share by $0.03 for the year ended December 31, 2003.

As part of the Company’s review, the Company assessed whether there were other matters that should have been corrected in its previously issued consolidated financial statements. Apart from the errors underlying the restatement described above, no other matters came to the Company’s attention that should have been adjusted in its previously issued consolidated financial statements.

The following tables set forth the effects of the restatement on certain line items within the Company’s consolidated statements of income for three months ended March 31, 2005 and condensed consolidated balance sheets as of March 31, 2006 and December 31, 2005:

Three Months Ended March 31, 2005
Income tax provision:
As previously reported	$2,888
As restated	$1,662

Net income:
As previously reported	$16,218
As restated	$17,444

Basic net income per share:
As previously reported	$0.26
As restated	$0.28

Diluted net income per share:
As previously reported	$0.24
As restated	$0.26

	March 31, 2006	December 31, 2005
Deferred tax assets — current portion:
As previously reported	$22,218	$22,117
As restated	$26,331	$26,230

Deferred tax assets — long-term portion:
As previously reported	$13,436	$13,436
As restated	$17,594	$17,594

Additional paid-in capital:
As previously reported	$621,567	$624,727
As restated	$643,026	$646,186

Accumulated deficit:
As previously reported	$(91,710)	$(93,535)
As restated	$(104,898)	$(106,723)

Certain other footnotes appearing in these financial statements were impacted by the error corrections reflected in the restatement.  Refer to footnotes 1, 3, 8, and 12.

NOTE 3—STOCK-BASED COMPENSTION

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

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three months ended March 31,
	2005	2005
	(as previously reported)	(as restated)
Net income—as reported	$16,218	$17,444
Add: Stock-based employee compensation expense included in reported net income, net of tax	—	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	(3,999)	(3,999)
Pro forma net income	$12,219	$13,445
Net income per share:
Basic net income per common share—as reported	$0.26	$0.28
Diluted net income per common share—as reported	$0.24	$0.26
Basic net income per common share—pro forma	$0.20	$0.22
Diluted net income per common share—pro forma	$0.18	$0.20

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

NOTE 4—ACQUISITION

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

Upon the adoption of SFAS 123R, the Company reversed all unamortized deferred stock-based compensation against additional paid in capital. There have been no other significant changes in the ParAllele acquisition compared to the disclosures in Item 8 of our Annual Report on Form 10-K/A for the year ended December 31, 2005.

NOTE 5—INVENTORIES

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

The expected future annual amortization expense of our acquired technology rights and other intangible assets is as follows (in thousands):

For the Year Ending December 31,	Amortization Expense
2006, remainder thereof	$5,956
2007	7,942
2008	7,930
2009	7,061
2010	6,321
Thereafter	24,232
Total expected future annual amortization	$59,442

NOTE 7—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

	March 31, 2006	December 31, 2005
Accounts payable	$16,190	$29,718
Accrued compensation and related liabilities	13,461	20,419
Accrued taxes	8,433	10,354
Accrued legal	1,779	1,357
Accrued warranties	6,151	6,223
Other	4,040	3,480

Total	$50,054	$71,551

NOTE 8—COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
		(as restated)
Net income	$1,825	$17,444
Foreign currency translation adjustment	(4)	123
Unrealized loss on debt securities	(19)	(236)
Unrealized (loss) gain on hedging contracts	(268)	1,148
Comprehensive income	1,534	$18,479

NOTE 9—RELATED PARTY TRANSACTIONS

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

Legal Proceedings — General

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

NOTE 11—INCOME TAXES

For the three months ended March 31, 2006, the tax benefit principally consists of a $1.3 million reduction in a tax reserve based upon the completion of a foreign tax authority audit, partially offset by the Company’s tax provisions for federal, state and foreign taxes. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Additionally, SFAS 123R prohibits the recognition of a deferred tax asset related to the excess tax benefit resulting from the exercise of employee stock options that has not been realized. Based upon the weight of available evidence, which included an analysis of projected future book and taxable income, as of March 31, 2006, the Company has provided for a valuation allowance of $76.6 million.

NOTE 12—SUBSEQUENT EVENTS

Default Under Convertible Notes

The Company violated the reporting covenant under the indentures governing the Company’s $120 million aggregate principal amount 0.75% Senior Convertible Notes due 2033 (the “Notes”) as a result of the Company’s failure to file its Form 10-Q for the quarter ended June 30, 2006 by the required deadline. As a consequence of these violations, the holders of the Notes have the right to accelerate the maturity of such Notes if they or the trustee provide the Company with notice of the default and the Company is unable to cure the default within 60 days after that notice.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2006 and for the three month period ended March 31, 2006 and 2005 should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K/A for the year ended December 31, 2005.

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

We concluded that there was a material accounting error as a result of a documentation lapse in July 1999, in which the option grant for an aggregate of 1.99 million shares should have been measured for accounting purposes as of a later date.  In light of the restatement required by this matter, we also included in this restatement corrections relating to certain other errors and documentation lapses in the fiscal years 1997 and 1998.  Approximately 97% of the charges relating to the restatement arose from the documentation lapse in July 1999.

We determined that the cumulative, pre-tax, non-cash, stock-based compensation expense resulting from revised measurement dates for options granted between 1997 and 1999 was approximately $21.5 million. Accordingly, we recorded stock-based compensation expense of $0, $0, and $1.7 million for the years ended December 31, 2005, 2004 and 2003, respectively, and $19.8 million for the five years preceding 2003, based on the vesting periods of the respective grants.  In addition, we recorded an income tax benefit of $8.3 million in 2005.  Principally as a result of cumulative losses incurred through 2004, we recorded a full valuation allowance against all deferred tax assets for the years ended December 31, 2004 and 2003 and consequently, there was no income tax effect of the additional stock-based compensation expense recorded in those years.  The cumulative effect of the restatement adjustments on our consolidated balance sheet at December 31, 2005 was an increase in additional paid-in capital of $21.5 million offset by an increase in the accumulated deficit of $13.2 million, which resulted in a net effect on stockholders’ equity of $8.3 million.  The adjustments increased previously reported basic and diluted net income per common share by $0.13 and $0.12, respectively, for the year ended December 31, 2005 and decreased basic and diluted net income per common share by $0.03 for the year ended December 31, 2003.

As part of our review, we assessed whether there were other matters that should have been corrected in our previously issued consolidated financial statements. Apart from the errors underlying the restatement described above, no other matters came to our attention that should have been adjusted in our previously issued consolidated financial statements.

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

Income Tax Benefit (Provision) (in thousands, except percentage amounts)

	Three Months Ended March 31,		Dollar change from	Percentage change from
	2006	2005	2005	2005
		(as restated)
Income tax benefit (provision)	$937	$(1,662)	$2,599	156%

We recorded an income tax benefit of $0.9 million in the first quarter of 2006 as compared to an income tax provision of $1.7 million in the first quarter of 2005. In the first quarter of 2006, the benefit principally consists of a $1.3 million reduction in an income tax reserve based on the conclusion of an audit of a foreign tax authority which was partially offset by our provisions for federal, state, and foreign taxes. In the first quarter of 2005, the provision principally consists of federal, state, and foreign taxes.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

There have been no other significant changes in our off-balance sheet arrangements and aggregate contractual obligations as compared to the disclosures in Item 7 of our Annual Report on Form 10-K/A for the year ended December 31, 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no other significant changes in our market risk compared to the disclosures in Item 7A of our Annual Report on Form 10-K/A for the year ended December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures.

Our principal executive officer and our principal financial officer, based on their evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q/A, have concluded that our disclosure controls and procedures are effective for ensuring that information required to be disclosed by us in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in “Item 1. Condensed Consolidated Financial Statements– Note 10. Commitments and Contingencies” to the interim condensed consolidated financial statements, and is incorporated by reference herein.

ITEM 1A. RISK FACTORS

In evaluating our business, you should carefully consider the following risks, as well as the other information contained in this quarterly report on Form 10-Q/A. If any of the following risks actually occurs, our business could be harmed.

We may not maintain profitability.

We incurred losses each year from our inception through the year ended December 31, 2003, and as a result we had an accumulated deficit of approximately $104.9 million at March 31, 2006. We expect to continue experiencing fluctuations in our operating results and cannot assure sustained profitability. Our losses have resulted principally from costs incurred in research and development, manufacturing and from selling, general and administrative costs associated with our operations.

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

Maintaining a strong patent position is critical to our business. Litigation on these matters has been prevalent in our industry and we expect that this will continue. Patent law relating to the scope of claims in the technology fields in which we operate is still evolving and the extent of future protection is highly uncertain, so there can be no assurance that the patent rights that we have or may obtain will be valuable. Others have filed, and in the future are likely to file, patent applications that are similar or identical to ours or those of our licensors. To determine the priority of inventions, we will have to participate in interference proceedings declared by the United States Patent and Trademark Office that could result in substantial costs in legal fees and could substantially affect the scope of our patent protection. We cannot assure investors that any such patent applications will not have priority over our patent applications. Also, our intellectual property may be subject to significant administrative and litigation proceedings such as opposition proceedings against our patents in Europe, Japan and other jurisdictions. In addition, we have incurred and may in future periods incur substantial costs in litigation to defend against patent suits brought by third parties or initiated by us. For example, we currently are engaged in litigation regarding intellectual property rights with Multilyte Ltd. and Enzo Life Sciences, Inc. For additional information concerning intellectual property litigation and administrative proceedings, see Part II, Item 1, Legal Proceedings, of this Form 10-Q/A.

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

August 30, 2006

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