Form 10-Q
period 2006-06-30
AFFYMETRIX INC
filed 2006-08-30
CIK 913077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

COMMON SHARES OUTSTANDING ON AUGUST 24, 2006: 67,677,616

AFFYMETRIX, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AFFYMETRIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

(UNAUDITED)

	June 30, 2006	December 31, 2005
		Note 1 (as restated)
ASSETS
Current assets:
Cash and cash equivalents	$ 76,031	$ 100,236
Available-for-sale securities – short-term	184,572	184,696
Accounts receivable, net	65,049	93,028
Accounts receivable from Perlegen Sciences	2,688	4,082
Inventories	45,091	35,980
Deferred tax assets—current portion	26,390	26,230
Prepaid expenses and other current assets	7,594	12,622
Total current assets	407,415	456,874
Available-for-sale securities – long-term	8,626	—
Property and equipment, net	122,108	85,560
Acquired technology rights, net	59,286	61,426
Goodwill	124,063	124,498
Deferred tax assets—long-term portion	17,594	17,594
Notes receivable from employees	1,853	1,824
Other assets	26,949	27,318
	$ 767,894	$ 775,094

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$ 62,111	$ 71,551
Deferred revenue — current portion	38,980	35,644
Total current liabilities	101,091	107,195
Deferred revenue — long-term portion	8,505	15,606
Other long-term liabilities	4,763	4,184
Convertible notes	120,000	120,000
Stockholders’ equity:
Common stock	676	672
Additional paid-in capital	649,208	646,186
Deferred stock compensation	—	(10,799)
Accumulated other comprehensive loss	(1,397)	(1,227)
Accumulated deficit	(114,952)	(106,723)
Total stockholders’ equity	533,535	528,109
	$ 767,894	$ 775,094

Note 1:                             The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date included in the Company’s Form 10-K/A for the fiscal year ended December 31, 2005.

See accompanying notes.

AFFYMETRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(as restated)		(as restated)
Revenue
Product sales	$61,043	$69,213	$127,015	$142,764
Product related revenue	14,407	10,934	27,650	22,251
Total product and product related revenue	75,450	80,147	154,665	165,015
Royalties and other revenue	2,419	1,993	4,294	3,553
Revenue from Perlegen Sciences	2,197	1,911	7,498	4,098
Total revenue	80,066	84,051	166,457	172,666

Costs and expenses:
Cost of product sales	19,646	17,952	38,720	37,231
Cost of product related revenue	7,412	2,459	13,853	4,964
Cost of revenue from Perlegen Sciences	1,074	1,750	2,658	2,992
Research and development	21,597	20,799	45,098	37,889
Selling, general and administrative	39,476	32,540	78,242	62,137
Stock-based compensation	—	33	—	116
Total costs and expenses	89,205	75,533	178,571	145,329
(Loss) income from operations	(9,139)	8,518	(12,114)	27,337
Interest income and other, net	3,720	953	8,007	1,667
Interest expense	(400)	(289)	(824)	(716)

(Loss) income before income taxes	(5,819)	9,182	(4,931)	28,288
Income tax provision	(4,235)	(845)	(3,298)	(2,507)
Net (loss) income	$(10,054)	$8,337	$(8,229)	$25,781

Basic net (loss) income per common share	$(0.15)	$0.13	$(0.12)	$0.41
Diluted net (loss) income per common share	$(0.15)	$0.12	$(0.12)	$0.38

Shares used in computing basic net (loss) income per share	67,313	63,214	67,275	62,785
Shares used in computing diluted net (loss) income per share	67,313	70,227	67,275	69,703

See accompanying notes.

AFFYMETRIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2006	2005
		(as restated)
Cash flows from operating activities:
Net (loss) income	$ (8,229)	$ 25,781
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	11,028	10,160
Amortization of intangible assets	4,154	3,803
Amortization of investment discounts, net	(298)	(355)
Stock-based compensation	8,882	116
Realized loss on sales of available for sale securities	68	253
Realized loss on equity method investment in Perlegen Sciences	—	2,000
Deferred tax assets	(160)	(1,752)
Write down of equity investment	108	62
Tax benefit from employee stock options	—	6,096
Amortization of debt offering costs	379	379
Accretion of interest on notes receivable	(29)	(49)
Loss on write-off of equipment	—	7
Change in operating assets and liabilities:
Accounts receivable, net	29,373	26,602
Inventories	(9,111)	(7,840)
Prepaid expenses and other current assets	3,474	(5,670)
Accounts payable and accrued and other current liabilities	(10,044)	(11,712)
Deferred revenue	(3,765)	(5,685)
Other long-term liabilities	579	171
Net cash provided by operating activities	26,409	42,367

Cash flows from investing activities:
Capital expenditures	(47,576)	(12,568)
Purchases of available-for-sale securities	(67,986)	(191,662)
Proceeds from the sales or maturities of available-for-sale securities	59,961	109,615
Proceeds from the capital distribution of a non-marketable equity investment	—	411
Purchase of non-marketable equity investment in Perlegen Sciences	—	(2,000)
Purchase of non-marketable equity investment	(250)	(250)
Purchase of technology rights	(250)	(500)
Net cash used in investing activities	(56,101)	(96,954)

Cash flows from financing activities:
Issuance of common stock through the Company’s stock option plans	5,378	38,675
Net cash provided by financing activities	5,378	38,675
Effect of exchange rate changes on cash and cash equivalents	109	284
Net decrease in cash and cash equivalents	(24,205)	(15,628)
Cash and cash equivalents at beginning of period	100,236	42,595
Cash and cash equivalents at end of period	$ 76,031	$ 26,967

See accompanying notes.

AFFYMETRIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006
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

Restatement of Prior Period Information

The financial results of operations for the six months ended June 30, 2005 have been restated to correct certain errors resulting from the recording of additional non-cash stock-based compensation expense, and the related income tax impact.  Refer to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005 for a detailed discussion of the restatement.

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

Net (Loss) Income Per Share

Basic net (loss) income per share is calculated using the weighted-average number of common shares outstanding during the period less the weighted-average shares subject to repurchase. Diluted (loss) income per share gives effect to the dilutive common stock subject to repurchase, stock options and warrants (calculated based on the treasury stock method), and convertible debt (calculated using an as if-converted method).

The following table sets forth a reconciliation of basic and diluted net (loss) income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(as restated)		(as restated)
Numerator:
Net (loss) income —basic	$(10,054)	$8,337	$(8,229)	$25,781
Add effect of dilutive securities:
Interest on convertible notes (inclusive of amortization of debt issuance costs)	—	415	—	829
Net (loss) income — diluted	$(10,054)	$8,752	$(8,229)	$26,610
Denominator:
Weighted-average shares outstanding	67,443	63,296	67,395	62,862
Less: weighted-average shares of common stock subject to repurchase	(130)	(82)	(120)	(77)
Shares used in computing basic net (loss) income per common share	67,313	63,214	67,275	62,785
Add effect of dilutive securities:
Employee stock options	—	3,061	—	2,963
Common stock subject to repurchase	—	82	—	77
Warrants to purchase common stock	—	—	—	8
Convertible notes	—	3,870	—	3,870
Shares used in computing diluted net (loss) income per common share	67,313	70,227	67,275	69,703
Basic net (loss) income per common share	$(0.15)	$0.13	$(0.12)	$0.41
Diluted net (loss) income per common share	$(0.15)	$0.12	$(0.12)	$0.38

The following securities were excluded from the computation of diluted net (loss) income per common share, on an actual outstanding basis, as they were anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Employee stock options	7,069	257	7,069	1,420
Common stock subject to repurchase	130	—	120	—
Convertible notes	3,870	—	3,870	—

Total	11,069	257	11,059	1,420

Change in functional currency

Beginning April 1, 2006, Affymetrix, UK Ltd, a wholly-owned subsidiary incorporated in the United Kingdom, and Affymetrix Pte Ltd, a wholly-owned subsidiary incorporated in Singapore, changed their functional currencies from their local currencies to the U.S. dollar. The change in the functional currency of these subsidiaries is in accordance with SFAS 52, “Foreign Currency Translation”, (SFAS 52) and reflects the changed economic facts and circumstances pertaining to these subsidiaries. Under the requirements of SFAS 52, the Company assessed the various economic factors relating to Affymetrix, UK Ltd and Affymetrix Pte Ltd and concluded that due to changes in facts, circumstances, scope of operations and business practices, the U.S. dollar is now the currency of the primary economic environment in which these subsidiaries operate. Consequently, these subsidiaries will no longer generate translation adjustments which would impact the balance of accumulated other comprehensive income. Translation adjustments from prior periods will continue to remain in accumulated other comprehensive income.

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

The following tables set forth the effects of the restatement on certain line items within the Company’s consolidated statements of income for three and six months ended June 30, 2005 and condensed consolidated balance sheet as of December 31, 2005:

	Three months ended June 30, 2005	Six months ended June 30, 2005
Income tax provision:
As previously reported	$1,371	$4,259
As restated	$845	$2,507

Net income:
As previously reported	$7,811	$24,029
As restated	$8,337	$25,781

Basic net income per share:
As previously reported	$0.12	$0.38
As restated	$0.13	$0.41

Diluted net income per share:
As previously reported	$0.12	$0.36
As restated	$0.12	$0.38

December 31, 2005
Deferred tax assets – current portion:
As previously reported	$22,117
As restated	$26,230

Deferred tax assets – long-term portion:
As previously reported	$13,436
As restated	$17,594

Additional paid-in capital:
As previously reported	$624,727
As restated	$646,186

Accumulated deficit:
As previously reported	$(93,535)
As restated	$(106,723)

Certain other footnotes appearing in these financial statements were impacted by the error corrections reflected in the restatement.  Refer to footnotes 1, 3, 8, and 12.

NOTE 3—STOCK-BASED COMPENSTION

Stock-Based Compensation Plans

The Company has a stock-based compensation program that provides the Board of Directors broad discretion in creating equity incentives for employees, officers, directors and consultants. This program includes incentive and non-qualified stock options and non-vested stock awards (also known as restricted stock) granted under various stock plans. Stock options are generally time-based, vesting 25% on each annual anniversary of the grant date over four years and expire 7 to 10 years from the grant date. Non-vested stock awards are generally time-based, vesting 25% on each annual anniversary of the grant date over four years. As of June 30, 2006, the Company had approximately 1.1 million shares of common stock reserved for future issuance under its stock-based compensation plans. New shares are issued as a result of stock option exercises and non-vested restricted stock awards.

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

As a result of adopting SFAS 123R, the Company’s loss before taxes, net loss and basic and diluted loss per share for the three months ended June 30, 2006 was $4.4 million, $3.2 million, $0.05 lower, respectively, than if the Company had continued to account for stock-based compensation under APB Opinion No. 25 and for the six months ended June 30, 2006 was $7.6 million, $5.1 million and $0.08 lower, respectively.  In accordance with SFAS 123R, the Company is also required to present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows. No income tax benefit was realized from stock option exercises during the six months ended June 30, 2006, therefore no such amounts are presented as financing cash flows.

The following table sets forth the total stock-based compensation expense resulting from stock options and non-vested stock awards included in the Company’s Condensed Consolidated Statements of (Loss) Income upon the adoption of SFAS 123R (in thousands):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Costs of product sales	$377	$718
Research and development	1,042	2,104
Selling, general and administrative	3,700	6,060
Total stock-based compensation expense	$5,119	$8,882
Income tax benefit	(798)	(1,730)
Total stock-based compensation expense, net of tax	$4,321	$7,152

Selling, general and administrative expense included a $1.1 million charge in the second quarter of 2006 due to the modification of an executive officer’s stock option grant to include an extension of time to exercise as well as the vesting of certain stock options without a requisite service period.
As of June 30, 2006, $26.6 million of total unrecognized stock-based compensation expense related to non-vested awards is expected to be recognized over the respective vesting terms of each award through 2010. The weighted average term of the unrecognized stock-based compensation expense is 1.7 years.

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2005	2005	2005	2005
	(as previously reported)	(as restated)	(as previously reported)	(as restated)
Net income—as reported	$7,811	$8,337	$24,029	$25,781
Add: Stock-based employee compensation expense included in reported net income, net of tax	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	(3,948)	(3,948)	(7,947)	(7,947)
Pro forma net income	$3,863	$4,389	$16,082	$17,834
Net income per share:
Basic net income per common share—as reported	$0.12	$0.13	$0.38	$0.41
Diluted net income per common share—as reported	$0.12	$0.12	$0.36	$0.38
Basic net income per common share—pro forma	$0.06	$0.07	$0.26	$0.28
Diluted net income per common share—pro forma	$0.06	$0.06	$0.24	$0.26

Stock Options

The fair value of options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Risk free interest rate	5.1%	3.6%	5.1%	3.8%
Expected dividend yield	—%	—%	—%	—%
Expected volatility	39.4%	48.9%	39.4%	49.8%
Expected option term (in years)	4.5	3.1	4.5	3.3

The risk free interest rate for periods within the contractual life of the Company’s stock options is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term is derived from an analysis of the Company’s historical exercise trends over ten years. The expected volatility for the three and six months ended June 30, 2006 is based on a blend of historical and market-based implied volatility. The expected volatility for the six months ended June 30, 2005, is based solely on historical volatility. The Company’s management changed its expected volatility estimation approach based upon the availability of actively traded options on the Company’s common stock and because management believes this blended method is more representative of future stock price trends than historical volatility alone. Using the assumptions above, the weighted average grant date fair value of options granted during the three months ended June 30, 2006 and 2005 was $11.27 and $18.09, respectively, and for the six months ended June 30, 2006 and 2005 was $12.15 and $17.50, respectively.

Activity under the Company’s stock plans for the six months ended June 30, 2006 is as follows (in thousands, except per share amounts):

	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in Years)
Outstanding at December 31, 2005	6,757	$31.31
Grants	843	30.25
Exercises	(252)	21.92
Forfeitures, cancellations or expirations	(279)	34.00

Outstanding at June 30, 2006	7,069	$31.42	4.8	$16,479

Exercisable at June 30, 2006	4,457	$30.03	4.1	$14,056

Vested and expected to vest at June 30, 2006	6,717	$31.25	4.8	$16,323

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of its second quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised is $0.7 million and $16.0 million for the three months ended June 30, 2006 and 2005, respectively and $4.2 million and $44.5 million for the six months ended June 30, 2006 and 2005, respectively.

Restricted Stock

The following table summarizes the Company’s non-vested restricted stock activity for the six months ended June 30, 2006 (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested stock at December 31, 2005	121	$56.54
Granted	176	29.10
Vested	(10)	51.05
Forfeited	(1)	45.08

Non-vested stock at June 30, 2006	286	$39.83

Total fair value of shares vested is $0.3 million and $0.1 million for the six months ended June 30, 2006 and 2005, respectively.

NOTE 4—ACQUISITION

On October 21, 2005, the Company acquired 100% of the outstanding shares of ParAllele BioScience, Inc. (“ParAllele”), a provider of comprehensive genetic discovery solutions to the life science research, pharmaceutical and diagnostic sectors. Affymetrix accounted for the merger under the purchase method of accounting in accordance with the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations.” Under this accounting method, the Company recorded the assets acquired and liabilities assumed at their estimated fair value, with the excess purchase price reflected as goodwill. Additionally, certain costs directly related to the merger were reflected as additional purchase price in excess of net assets acquired. The results of operations of ParAllele have been included in Affymetrix’ condensed consolidated financial statements for the three and six months ended June 30, 2006.

Upon the adoption of SFAS 123R, the Company reversed all unamortized deferred stock-based compensation against additional paid in capital. There have been no other significant changes in the ParAllele acquisition compared to the disclosures in Item 8 of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005.

NOTE 5—INVENTORIES

Inventories consist of the following (in thousands):

	June 30, 2006	December 31, 2005
Raw materials	$15,379	$13,094
Work-in-process	10,602	10,423
Finished goods	19,110	12,463

Total	$45,091	$35,980

NOTE 6—ACQUIRED TECHNOLOGY RIGHTS

Acquired technology rights are comprised of licenses to technology covered by patents to third parties and are amortized over the expected useful life of the underlying patents, which range from one to fifteen years. Accumulated amortization of these rights amounted to $26.5 million and $22.2 million at June 30, 2006 and December 31, 2005, respectively.

The expected future annual amortization expense of the Company’s acquired technology rights and other intangible assets is as follows (in thousands):

For the Year Ending December 31,	Amortization Expense
2006, remainder thereof	$4,163
2007	8,326
2008	8,314
2009	7,446
2010	6,676
Thereafter	24,361
Total expected future annual amortization	$59,286

NOTE 7—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

	June 30, 2006	December 31, 2005
Accounts payable	$ 22,339	$ 29,718
Accrued compensation and related liabilities	17,968	20,419
Accrued taxes	10,860	10,354
Accrued legal	1,988	1,357
Accrued warranties	5,083	6,223
Other	3,873	3,480

Total	$ 62,111	$ 71,551

NOTE 8—COMPREHENSIVE (LOSS) INCOME

The components of comprehensive (loss) income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(as restated)		(as restated)
Net (loss) income	$(10,054)	$8,337	$(8,229)	$25,781
Foreign currency translation adjustment	113	161	109	284
Unrealized gain on debt securities	344	427	325	191
Unrealized (loss) gain on hedging contracts	(336)	1,288	(604)	2,436
Comprehensive (loss) income	$(9,933)	$10,213	$(8,399)	$28,692,

NOTE 9—RELATED PARTY TRANSACTIONS

Perlegen Sciences, Inc.

As of June 30, 2006, the Company, and certain of its affiliates, including the Company’s chief executive officer and members of the board of directors, held approximately 25% ownership interest in Perlegen Sciences, Inc. (“Perlegen”), a privately-held biotechnology company. In addition, two members of Perlegen’s board of directors are also members of the Company’s board of directors. See the Company’s most recent Proxy Statement as filed on May 1, 2006 for further information.

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

On June 28, 2005, the Company executed an agreement with a customer pursuant to which the Company agreed to provide genotypic data in the context of whole genome association studies. The Company has subcontracted certain elements of this agreement to Perlegen which will use Affymetrix GeneChip® technology to provide the genotypic data. The Company may incur up to $3.6 million in expenses related to subcontract services from Perlegen through the term of the agreement, which is expected to end in 2006. As of June 30, 2006, no expenses have been incurred.

On April 7, 2006, Perlegen announced its intention to file its initial public offering.

NOTE 10—COMMITMENTS AND CONTINGENCIES

Product Warranty Commitment

The Company provides for anticipated warranty costs at the time the associated revenue is recognized. Product warranty costs are estimated based upon the Company’s historical experience and the warranty period. The Company periodically reviews the adequacy of its warranty reserve, and adjusts, if necessary, the warranty percentage and accrual based on actual experience and estimated costs to be incurred. In the first quarter of 2006, the Company adjusted its warranty reserve by approximately $0.4 million for anticipated costs associated with its decision to replace certain gene expression products. Information regarding the changes in the Company’s product warranty liability for the three and six months ended June 30, 2006, respectively, was as follows (in thousands):

Beginning balance at December 31, 2005	$6,223
New warranties issued	849
Repairs and replacements	(1,312)
Adjustments	391
Ending balance at March 31, 2006	6,151
New warranties issued	812
Repairs and replacements	(1,880)
Adjustments	—
Ending balance at June 30, 2006	$5,083

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

Multilyte Litigation

As previously reported Multilyte Ltd., a British corporation, and Affymetrix have been engaged in legal proceedings in Germany and the United States to address allegations made by Multilyte that the Company infringes certain patents owned by Multilyte (the “Multilyte patents”) by making and selling our GeneChip® DNA microarray products.   As reported in the Quarterly Report on Form 10-Q for the period ended March 31, 2006, Affymetrix prevailed in the United States infringement proceedings.

In the German action, on July 18, 2003, Multilyte filed proceedings in the state court of Düsseldorf, alleging infringement of the Multilyte patents. In a separate action in Germany, on October 15, 2003, the Company commenced nullity proceedings in German Federal Patent Court in Munich alleging that the German part of Multilyte’s two European patents (EPs 0 134 215 and 0 304 202) are invalid. On June 29 and 30, 2004, the German Federal Patent Court in Munich held that both Multilyte European patents are invalid in Germany. Following that ruling, on July 12, 2004, the Düsseldorf court stayed both sets of infringement proceedings before it, pending Multilyte’s appeal of the decisions of the German Federal Patent Court in Munich nullifying both Multilyte patents. The Company was notified on April 5, 2005 that Multilyte had abandoned its appeal of the Munich court’s decision nullifying the European Patent 0 134 215 and the Düsseldorf court dismissed the corresponding infringement proceedings applicable to such patent, on May 12, 2005. The Company was notified on March 16, 2006 that Multilyte had abandoned its appeal of the Munich court’s decision nullifying the European Patent 0 304 202 and the Düsseldorf court dismissed the corresponding infringement proceedings applicable to such patent, on April 25, 2006.  On July 12, 2006 the German Federal Supreme Court held that the nullity proceedings against both European patents were terminated due to the fact that Multilyte had withdrawn the appeal against the Munich court’s decision to revoke these patents.

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

NOTE 11—INCOME TAXES

For the six months ended June 30, 2006, the tax provision principally consists of federal, state and foreign taxes partially offset by a $1.3 million reduction in an income tax reserve based on the conclusion of an audit of a foreign tax authority in the first quarter of 2006. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Additionally, SFAS 123R prohibits the recognition of a deferred tax asset related to the excess tax benefit resulting from the exercise of employee stock options that has not been realized. Based upon the weight of available evidence, which included an analysis of projected future book and taxable income, as of June 30, 2006, the Company has provided for a valuation allowance of $76.6 million.

NOTE 12—SUBSEQUENT EVENTS

Restructuring

In its earnings announcement for the quarter ended June 30, 2006, the Company announced its intent to restructure its corporate, general and administrative expenses in the third quarter of fiscal 2006 in order to bring the Company’s general and administrative cost structure in line with its current business requirements.  The restructuring actions will consist of a combination of reducing headcount in general and administrative functions and rationalizing of the Company’s facility requirements.  The Company expects the benefits of the restructuring actions will be reflected in lower operating expenses and anticipate savings from these initiatives will begin to be realized in the fourth quarter of fiscal 2006.  At this time, the Company cannot reasonably estimate the total restructuring charge as not all the Company’s restructuring initiatives have been finalized.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2006 and for the three and six month periods ended June 30, 2006 and 2005 should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K/A for the year ended December 31, 2005.

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

Overview

We are engaged in the development, manufacture and sale of consumables, systems and services for genetic analysis in the life sciences and clinical diagnostics fields.  Other emerging markets we are focused on include agricultural, environmental testing, pathogen detection and bio-defense.  There are a number of factors that influence the size and development of our industry, including: the availability of genomic sequence data for human and other organisms, technological innovation that increases throughput and lowers the cost of genomic and genetic analysis, the development of new computational techniques to handle and analyze large amounts of genomic data, the availability of government and private funding for basic and disease-related research, the amount of capital and ongoing expenditures allocated to research and development spending by biotechnology, pharmaceutical and diagnostic companies, the application of genomics to new areas including molecular diagnostics, agriculture, human identity and consumer goods, and the availability of genetic markers and signatures of diagnostic value.

We have established our GeneChip® system as the platform of choice for acquiring, analyzing and managing complex genetic information. Our integrated GeneChip® platform includes disposable DNA probe arrays (chips) consisting of gene sequences set out in an ordered, high density pattern; certain reagents for use with the probe arrays; a scanner and other instruments used to process the probe arrays; and software to analyze and manage genomic information obtained from the probe arrays. We currently sell our products directly to pharmaceutical, biotechnology, agrichemical, diagnostics and consumer products companies as well as academic research centers, government research laboratories, private foundation laboratories and clinical reference laboratories in North America, Europe and Japan. We also sell our products through life science supply specialists acting as authorized distributors in Latin America, the Middle East and Asia Pacific regions, including China. We have incurred net losses and negative cash flows from operations in the past, have achieved profitability for the three previous consecutive fiscal years, but have now incurred a net loss for the second quarter of fiscal 2006. The following overview describes key elements of our business strategy and our goals:

Continue to develop and expand sales of our GeneChip® system. We intend to continue to enhance our GeneChip® technology through substantial investments in research and development and collaborations. As we continue to enhance the functionality and work to decrease the unit costs of our GeneChip® products, we aim to encourage our customers to expand their uses for our GeneChip® system, which we believe will create new market opportunities for us.

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

Strengthen our product line. Our goal is to grow our product and product related revenue. We can achieve this goal through growth in sales of our consumable probe arrays and reagents as well as instruments and related services as we focus on new product solutions for the genotyping market, new advances in the espression arena, and continued progress in the clinical products market.  We expect a decline in instrument sales for 2006 as we finish our instrument upgrade cycle.

Maintain our operating margins. Management is focused on growing the business and increasing its operating profitability. We will continue to closely manage our manufacturing costs and operating expenses. We expect a decline in gross margins for 2006 as we continue to expand our manufacturing capacity to support our anticipated sales growth in consumables and forward price our 500K genotyping product in expectation of launching this onto one chip later this year. In addition, we will see increased operating costs and expenses related to our adoption of SFAS 123R and our integration of the ParAllele acquisition.  In July 2006, we announced our intent to restructure our general and administrative cost structure, including rationalizing our facilities requirements in order to bring our operating expenses in line with our current business requirements.

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

SFAS 123R requires that employee stock-based compensation costs be recognized over the requisite service period, or the vesting period, in a manner similar to all other forms of compensation paid to employees. Accordingly, in the first six months of 2006, we recognized employee stock-based compensation of $0.7 million in cost of product sales, $2.1 million in research and development expense and $6.1 million in sales, general and administrative expenses, which includes approximately $1.1 million related to the modification of an executive officer’s stock option grant to increase the associated exercise period. We adopted SFAS 123R on a modified prospective basis. As of June 30, 2006, $26.6 million of total unrecognized compensation cost related to non-vested stock options not yet recognized is expected to be allocated to cost of products sales and operating expenses over a weighted-average period of 1.7 years.

There was no stock-based compensation expense related to employee stock options recognized under SFAS 123R during the six months ended June 30, 2005.

Results of Operations

The following discussion compares the historical results of operations for the three and six months ended June 30, 2006 and 2005, respectively.

Product Sales

The components of product sales are as follows (in thousands, except percentage amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
Probe arrays	$40,177	$45,941	$(5,764)	(13)%	$83,379	$93,663	(10,284)	(11)%
Reagents	9,641	9,746	(105)	(1)	20,081	19,662	419	2
Instruments	11,225	13,526	(2,301)	(17)	23,555	29,439	(5,884)	(20)
Total product sales	$61,043	$69,213	$(8,170)	(12)	$127,015	$142,764	(15,749)	(11)

Probe array sales for the second quarter of 2006 as compared to the same period in 2005 declined primarily due to a decrease of $8.8 million in revenue due to a decline in unit sales partially offset by an increase of $3.0 million in revenue related to an increase in the average selling price of our probe arrays due to a change in product mix. Instrument sales decreased primarily due to a decrease of $1.3 million in revenue related to a decline in unit sales of our GeneChip® Scanner 3000 and a decrease of $0.9 million due to a drop in unit sales of our GeneChip® Scanner 3000 high-resolution upgrades.

Probe array sales in the first six months of 2006 as compared to the same period in 2005 declined primarily due to a decrease of $10.4 million in revenue due to a decline in unit sales. Instrument sales decreased primarily due to a decrease of $4.9 million in revenue related to a decline in unit sales of our GeneChip® Scanner 3000.

In July 2006, we announced a decrease in the selling price of our current two-chip 500K SNP genotyping set as we believe this will enable scientists to run more samples, and thereby increase the power of their genetic association studies.  We believe this decrease in the selling price could cause our future probe array revenues to decline from prior periods if unit sales do not increase.

Product Related Revenue

The components of product related revenue are as follows (in thousands, except percentage amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
Subscription fees	$1,716	$3,153	$(1,437)	(46)%	$3,709	$6,470	$(2,761)	(43)%
Service and other	9,112	4,199	4,913	117	16,824	8,429	8,395	100
License fees and milestone revenue	3,579	3,582	(3)	—	7,117	7,352	(235)	(3)
Total product related revenue	$14,407	$10,934	$3,473	32	$27,650	$22,251	$5,399	24

Service and other revenue increased for the second quarter of 2006 and in the first six months of 2006 as compared to the same periods in 2005 primarily due to increases of approximately $4.6 million and $8.3 million, respectively, in other revenue related to our genotyping services business. These increases were partially offset by declines in subscription fees earned under our GeneChip® array access programs as we continue to transition customers to volume-based pricing on array sales.

Royalties and Other Revenue (in thousands, except percentage amounts)

	Three Months Ended June 30,				Six Months Ended June 30,
	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
Royalties and other revenue	$2,419	$1,993	$426	21%	$4,294	$3,553	$741	21%

The increases in royalties and other revenue for the second quarter of 2006 and in the first six months of 2006 as compared to the same periods in 2005 were primarily related to the recognition of $0.4 million related to a license agreement with no continuing performance obligations in the first quarter of 2006 and the recognition of $0.5 million related to a license agreement with no continuing performance obligations in the second quarter of 2006.

Revenue from Perlegen Sciences (in thousands, except percentage amounts)

	Three Months Ended June 30,				Six Months Ended June 30,
	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
Revenue from Perlegen Sciences	$2,197	$1,911	$286	15%	$7,498	$4,098	$3,400	83%

The increase in the first six months of 2006 as compared to the same period in 2005 was primarily due to increased demand by Perlegen for our probe arrays and whole wafers used for certain new applications, which generated additional revenues of $5.4 million. This increase was partially offset by a decrease in demand for wafers used by Perlegen for internal research and development. Probe arrays and wafers used by Perlegen for use in their research and development activities are sold at our fully burdened cost of manufacturing. We also earn a royalty on certain of these wafers if they are used by Perlegen for certain revenue activities. Royalties recognized were $0.9 million and $0.8 million in the first six months of 2006 and 2005, respectively.

Product and Product Related Gross Margins (in thousands, except percentage/point amounts)

			Dollar /			Dollar /
	Three Months Ended June 30,		Point change from	Six Months Ended June 30,		Point change from
	2006	2005	2005	2006	2005	2005

Total gross margin on product sales	$41,397	$51,261	$(9,864)	$88,295	$105,533	$(17,238)
Total gross margin on product related revenue	6,995	8,475	(1,480)	13,797	17,287	(3,490)

Total gross margin on product and product related revenue	$48,392	$59,736	$(11,344)	$102,092	$122,820	$(20,728)

Product gross margin as a percentage of product sales	67.8%	74.1%	(6.3)	69.5%	73.9%	(4.4)

Product related gross margin as a percentage of product related revenue	48.6%	77.5%	(28.9)	49.9%	77.7%	(27.8)

Of the 6.3 point decrease in product gross margin for the second quarter of 2006 as compared to the same period in 2005, approximately 5.7 points of the decrease can be attributed to start-up costs for our new Singapore manufacturing facility, additional warranty and royalty costs and the inclusion of costs related to our adoption of SFAS 123R. An additional 1.6 points of the decrease is due to increased unit costs of certain reagents. These decreases were partially offset by a 2.3 point increase in product gross margins as we sold fewer of our lower margin GeneChip® Scanner 3000 upgrades.

Of the 4.4 point decrease in product gross margin in the first six months of 2006 as compared to the same period in 2005, approximately 4.3 points of the decrease can be attributed to start-up costs for our new Singapore manufacturing facility, additional warranty and royalty costs and the inclusion of costs related to our adoption of SFAS 123R. An additional 0.8 points of the decrease is due to increased unit costs of certain reagents. These decreases were partially offset by a 1.8 point increase in product gross margins as we sold fewer of our lower margin GeneChip® Scanner 3000 upgrades.

In July 2006, we announced a decrease in the selling price of our current two-chip 500K SNP genotyping set as we believe this will enable scientists to run more samples, and thereby increase the power of their genetic association studies.  We believe this decrease in the selling price may unfavorably impact our product gross margin in the second half of fiscal 2006.

The 28.9 point and 27.8 point decrease in product related gross margin for the second quarter of 2006 and in the first six months of 2006 as compared to the same periods in 2005 were primarily due to an increase in expenses related to our genotyping services business as well as the continuing decline in sales of our access agreements as we continue to transition customers to volume-based discounting on product sales.

Cost of Perlegen Revenues (in thousands, except percentage amounts)

	Three Months Ended June 30,				Six Months Ended June 30,
	2006	2005	$ Change	% Change	2006	2005	$ Change	$ Change
Cost of revenue from Perlegen Sciences	$1,074	$1,7500	$(676)	(39)%	$2,658	$2,992	$(334)	(11)%

Cost of Perlegen revenue decreased for the second quarter of 2006 and in the first six months of 2006 as compared to the same periods in 2005 primarily due to decreased demand by Perlegen for wafers used for internal research and development which are sold at our fully burdened cost of manufacturing.

Research and Development Expenses (in thousands, except percentage amounts)

	Three Months Ended June 30,				Six Months Ended June 30,
	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
Research and development	$21,597	$20,799	$798	4%	$45,098	$37,889	$7,209	19%

The increase in the second quarter of 2006 as compared to same period in 2005 was primarily due to an increase in headcount costs of $1.6 million primarily due to our acquisition of ParAllele and an increase of $1.0 million of stock-based compensation expense related to our adoption of SFAS 123R. These increases were partially offset by a decrease in our spending on supplies and co-development expenses of $1.8 million as we completed multiple product launches in the prior year.

The increase in the first six months of 2006 as compared to same period in 2005 was primarily due to an increase in headcount related costs of $4.0 million primarily due to our acquisition of ParAllele as well as an increase in new hires and an increase of $2.1 million of stock-based compensation expense related to our adoption of SFAS 123R. We also increased spending on supplies of $1.7 million as the company completed multiple product launches in the first quarter of 2006. We believe a substantial investment in research and development is essential to a long-term sustainable competitive advantage and critical to expansion into additional markets and expect our expenses to increase in absolute dollars as we integrate our ParAllele acquisition, develop new products and incorporate our stock-based compensation charges related to our adoption of SFAS 123R.

Selling, General and Administrative Expenses (in thousands, except percentage amounts)

	Three Months Ended June 30,				Six Months Ended June 30,
	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
Selling, general and administrative	$39,476	$32,540	$6,936	21%	$78,242	$62,137	$16,105	26%

The increases in the second quarter of 2006 and in the first six months of 2006 as compared to the same periods in 2005 were primarily due to $3.7 million and $6.1 million, respectively, of stock-based compensation expense related to our adoption of SFAS 123R. Our stock-based compensation expense included a $1.1 million charge in the second quarter of 2006 due to the modification of an executive officer’s stock option grant to include an extension of time to exercise as well as the vesting of certain stock options without a requisite service period.  In addition, we saw an increase related to higher headcount-related costs of $2.2 million and $7.1 million, respectively, from hiring new employees.  Our increased headcount expenses were primarily due to our continued international expansion, investments in new strategic initiatives, and in anticipation of our new product introductions.  We also increased legal expenses by $1.5 million and $1.7 million in the second quarter of 2006 and the first six months of 2006 as we continue to defend our patent rights.

In our earnings release for the quarter ended June 30, 2006,  we announced our intent to initiate restructuring actions in the the third quarter of fiscal 2006 in order to bring our general and administrative cost structure in line with our current business requirements.  The restructuring actions will consist of a combination of headcount reductions and rationalizing of its facility requirements.  We expect the benefits of the restructuring actions will be reflected in lower operating expenses and anticipate savings from these initiatives will begin to be realized in the fourth quarter of fiscal 2006.  At this time, we cannot reasonably estimate the total restructuring charge as not all actions have been finalized.

Stock-Based Compensation (in thousands, except percentage amounts)

	Three Months Ended June 30,				Six Months Ended June 30,
	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
Stock-based compensation	$—	$33	$(33)	(100)%	$—	$116	$(116)	(100)%

With our adoption of SFAS 123R on January 1, 2006 all stock-based compensation expense has been included for the second quarter of 2006 and the first six months of 2006 in cost of product sales, research and development expenses and selling, general and administrative expenses. Under SFAS 123R, stock-based compensation cost is calculated on the date of grant using the Black-Scholes method. The compensation cost is then amortized straight-line over the vesting period. For the first six months of 2005, we recorded stock-based compensation expense related to restricted stock awards granted to certain employees and one fully vested restricted stock award granted to a non-employee that were calculated using prior accounting standards.

Interest Income and Other, Net (in thousands, except percentage amounts)

The components of interest income and other, net, are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
Interest income	$2,988	$1,842	$1,146	62%	$5,835	$3,231	$2,604	81%
Realized loss in Perlegen	—	(1,062)	1,062	100	—	(2,000)	2,000	100
Write down of equity investment	(62)	(62)	—	—	(108)	(62)	(46)	(74)
Currency gains, net	776	432	344	80	2,342	296	2,046	691
Other	18	(197)	215	109	(62)	202	(264)	(131)
Interest income and other, net	$3,720	$953	$2,767	290	$8,007	$1,667	$6,340	380

Interest income increased for the second quarter of 2006 and in the first six months of 2006 as compared to the same periods in 2005 due to an increase in the returns on our cash and marketable securities balances.  In the first quarter of 2006, we also realized a $1.6 million currency gain on assets held in various foreign currencies. In the first and second quarters of 2005, we realized losses related to the recognition of our proportionate share of Perlegen’s net loss. The carrying value of our investment in Perlegen was written down to zero at December 31, 2005; therefore, to the extent we do not make any additional future investments in Perlegen, we do not expect further expenses related to this investment.

Income Tax Benefit Provision (in thousands, except percentage amounts)

	Three Months Ended June 30,				Six Months Ended June 30,
	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
		(as restated)				(as restated)
Income tax provision	$4,235	$845	$3,390	401%	$3,298	$2,507	$791	32%

The provision for income tax increased approximately 401% or $3.4 million in the second quarter and increased approximately 32% or $0.8 million in the first six months of 2006 as compared to the same periods in 2005. For both periods, the provision principally consists of federal, state and foreign taxes. The increase in the second quarter and first six months of 2006 is primarily due to lower than expected profitability in foreign jurisdictions with rates lower than the statutory U.S. tax rate.

Liquidity and Capital Resources

Cashflow (in thousands)

	Six Months Ended June 30,
	2006	2005
Net cash provided by operating activities	$26,409	$42,367
Net cash used in investing activities	(56,101)	(96,954)
Net cash provided by financing activities	5,378	38,675
Effect of foreign currency translation on cash and cash equivalents	109	284

Net increase in cash and cash equivalents	$(24,205)	$(15,628)

Net Cash Provided by Operating Activities

Cash provided by operating activities is net (loss) income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities was comprised of a net loss of $8.2 million, non-cash depreciation and amortization of $11.0 million, and non-cash stock-based compensation expense of $8.9 million.  Significant changes in assets and liabilities are as follows:

Our total accounts receivable, including Perlegen, was $67.7 million at June 30, 2006, a decrease of $29.4 million from December 31, 2005. The decrease is primarily due to lower product sales of probe arrays and instruments.

Our inventory balance was $45.1 million at June 30, 2006, an increase of $9.1 million from December 31, 2005. The increase is primarily due to the buildup of consumables as we prepare to transition some of our manufacturing capacity to our Singapore facility.

Net Cash Used in Investing Activities

Our investing activities, other than purchases, sales and maturities of available-for-sale securities, primarily consist of capital expenditures and strategic investments. Cash used for capital expenditures was $47.6 million and $12.6 million in the first six months of 2006 and 2005, respectively. Our capital expenditures in the first six months of 2006 primarily related to our manufacturing expansion in West Sacramento and capital costs related to our new manufacturing facility in Singapore. In the first quarter of 2005, we made a $2.0 million purchase of non-marketable equity investment in Perlegen Sciences.

Net Cash Provided by Financing Activities

Our financing activities consist of activity under our employee stock plans. Cash provided by the issuance of stock under our employee stock plan was $5.4 million and $38.7 million in the first six months of 2006 and 2005, respectively.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

There have been no other significant changes in our off-balance sheet arrangements and aggregate contractual obligations as compared to the disclosures in Item 7 of our Annual Report on Form 10-K/A for the year ended December 31, 2005 other than the increase of approximately $22.0 million in our purchases commitments, which primarily relates to future capital expdentitures relating to the expansion of our manufacturing facilities Our total purchases commitments were $32.0 million as of June 30, 2006 as compared to $10.0 million as of December 31, 2005.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in “Item 1. Condensed Consolidated Financial Statements – Note 10. Commitments and Contingencies” to the interim condensed consolidated financial statements, and is incorporated by reference herein.

ITEM 1A. RISK FACTORS

In evaluating our business, you should carefully consider the following risks, as well as the other information contained in this quarterly report on Form 10-Q. If any of the following risks actually occurs, our business could be harmed.

The matters relating to our internal review of our historical stock option granting practices and the restatement of our consolidated financial statements may have a material adverse effect on us.

We have conducted an internal review, performed under the direction of our Audit Committee of the Board of Directors, of our historical stock option granting practices from January 1, 1997 through May 31, 2006.  As a result of this review, we have restated our consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 to record additional non-cash stock-based compensation expense and the related tax impact resulting from stock options granted during fiscal years 1997 to 1999.  We may in the future be subject to litigation or other proceedings or actions arising in relation to our historical stock option granting practices and the restatement of our prior period financial statements.  Litigation and any potential regulatory proceeding or action may be time consuming, expensive and distracting from the conduct of our business.  The adverse resolution of any specific lawsuit or any potential regulatory proceeding or action could have a material adverse effect on our business, financial condition and results of operations.

Also, as a result of our delayed filing of this Form 10-Q for the quarter ended June 30, 2006, we will be ineligible to register our securities on Form S-3 for sale by us or resale by others until we have timely filed all periodic reports under the Securities Exchange Act of 1934 for one year. We may use Form S-1 to raise capital or complete acquisitions, which could increase transaction costs and adversely affect our ability to raise capital or complete acquisitions of other companies during this period.

We may not maintain profitability.

We incurred losses each year from our inception through the year ended December 31, 2003, and as a result we had an accumulated deficit of approximately $115.0 million at June 30, 2006. We expect to continue experiencing fluctuations in our operating results and cannot assure sustained profitability. Our losses have resulted principally from costs incurred in research and development, manufacturing and from selling, general and administrative costs associated with our operations.

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

Future competition will likely come from existing competitors as well as other companies seeking to develop new technologies for analyzing genetic information. For example, companies such as Agilent Technologies, Applied Biosystems, GE Healthcare (through its acquisition of Amersham Biosciences) and Illumina have products for genetic analysis which are directly competitive with our GeneChip® Mapping array products. In addition, pharmaceutical and biotechnology companies have significant needs for genomic information and may choose to develop or acquire competing technologies to meet these needs. In the molecular diagnostics field, competition will likely come from established diagnostic companies, companies developing and marketing DNA probe tests for genetic and other diseases and other companies conducting research on new technologies to ascertain and analyze genetic information. Further, in the event that we develop new technology and products that compete with existing technology and products of well established companies, there can be no guarantee that the marketplace will readily adopt any such new technology and products that we may introduce in the future.

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

Our future effective tax rates could be adversely affected by various internal and external factors. These factors include, but are not limited to, earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates; changes in the valuation of our deferred tax assets and liabilities; establishing or changing our valuation allowance; or changes in tax laws or interpretations thereof; changes in tax rates, future levels of research and development spending, and changes in overall levels of pretax earnings. Any new interpretative accounting guidance related to accounting for uncertain tax positions could adversely affect our tax provision.

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

The market price of our common stock is volatile. To demonstrate this volatility, during the twelve-month period ending on June 30, 2006, the volume of our common stock traded on any given day ranged from 215,200 to 12,591,300 shares. Moreover, during that period, our common stock traded as low as $25.60 per share and as high as $59.73 per share.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)           Date of Meeting

The Annual Meeting of the Stockholders of Affymetrix, Inc. was held on June 15, 2006.

(b) and (c) Name of Each Director Elected at the Meeting and Description of Each Matter Voted on and Number of Votes Cast

		For	Against	Withheld
1.	To elect directors to serve until the next meeting of stockholders or until their successors are elected.
	Stephen P.A. Fodor, Ph.D.	56,753,799	—	1,635,240
	Paul Berg, Ph.D.	57,884,888	—	504,151
	Susan D. Desmond-Hellmann, M.D.	34,962,010	—	23,427,029
	John D. Diekman, Ph.D.	41,663,703	—	16,725,336
	Vernon R. Loucks, Jr.	57,871,169	—	517,870
	David B. Singer	43,065,492	—	15,323,547
	Robert H. Trice, Ph.D.	58,084,375	—	304,664
	John A. Young	56,912,127	—	1,476,912

		For	Against	Abstain
2.	To ratify the appointment of Ernst & Young LLP as independent registered public accounting firm as auditors of the Company for the fiscal year ending December 31, 2006.	57,944,571	423,900	20,566

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document
3.1(1)	Restated Certification of Incorporation.
3.2(2)	Bylaws.
3.3(3)	Amendment No. 1 to the Bylaws dated as of April 25, 2001.
4.1(4)	Rights Agreement, dated October 15, 1998, between Affymetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent.
4.2(5)	Amendment No. 1 to Rights Agreement, dated as of February 7, 2000, between Affymetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent.
4.3(6)	Indenture, dated as of December 15, 2003, between Affymetrix, Inc. and The Bank of New York, as Trustee.
4.4(6)	Affymetrix, Inc. 0.75% Senior Convertible Notes due 2033 Registration Rights Agreement dated December 15, 2003.
10.1(7)	Agreement between Affymetrix, Inc. and Susan E. Siegel dated May 30, 2006.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

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

(3)                                  Incorporated by reference to Registrant’s Form 10-Q as filed on May 15, 2001 (File No. 000-28218).

(4)                                  Incorporated by reference to Registrant’s Form 8-A as filed on October 16, 1998 (File No. 000-28218).

(5)                                  Incorporated by reference to Registrant’s Form 8-A/A as filed on March 29, 2000 (File No. 000-28218).

(6)                                  Incorporated by reference to Registrant’s Form S-3 as filed on January 29, 2004 (File No. 333-112311).

(7)                                  Incorporated by reference to Registrant’s Form 8-K as filed on June 5, 2006 (File No. 000-28218).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	By:	/s/ GREGORY T. SCHIFFMAN
	Name:	Gregory T. Schiffman
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

August 30, 2006

AFFYMETRIX, INC.

EXHIBIT INDEX

JUNE 30, 2006

Exhibit Number	Description of Document
3.1(1)	Restated Certification of Incorporation.
3.2(2)	Bylaws.
3.3(3)	Amendment No. 1 to the Bylaws dated as of April 25, 2001.
4.1(4)	Rights Agreement, dated October 15, 1998, between Affymetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent.
4.2(5)	Amendment No. 1 to Rights Agreement, dated as of February 7, 2000, between Affymetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent.
4.3(6)	Indenture, dated as of December 15, 2003, between Affymetrix, Inc. and The Bank of New York, as Trustee.
4.4(6)	Affymetrix, Inc. 0.75% Senior Convertible Notes due 2033 Registration Rights Agreement dated December 15, 2003.
10.1(7)	Agreement between Affymetrix, Inc. and Susan E. Siegel dated May 30, 2006.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

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

(3)                                  Incorporated by reference to Registrant’s Form 10-Q as filed on May 15, 2001 (File No. 000-28218).

(4)                                  Incorporated by reference to Registrant’s Form 8-A as filed on October 16, 1998 (File No. 000-28218).

(5)                                  Incorporated by reference to Registrant’s Form 8-A/A as filed on March 29, 2000 (File No. 000-28218).

(6)                                  Incorporated by reference to Registrant’s Form S-3 as filed on January 29, 2004 (File No. 333-112311).

(7)                                  Incorporated by reference to Registrant’s Form 8-K as filed on June 5, 2006 (File No. 000-28218).