Form 10-Q
period 2006-09-30
AFFYMETRIX INC
filed 2006-11-09
CIK 913077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

COMMON SHARES OUTSTANDING ON NOVEMBER 3, 2006: 67,847,821

AFFYMETRIX, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AFFYMETRIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

(UNAUDITED)

	September 30, 2006	December 31, 2005
		Note 1 (as restated)
ASSETS
Current assets:
Cash and cash equivalents	$66,487	$100,236
Available-for-sale securities – short-term	179,055	184,696
Accounts receivable, net	65,097	93,028
Accounts receivable from Perlegen Sciences	5,153	4,082
Inventories	45,654	35,980
Deferred tax assets—current portion	26,375	26,230
Prepaid expenses and other current assets	7,584	12,622
Total current assets	395,405	456,874
Property and equipment, net	132,465	85,560
Acquired technology rights, net	57,204	61,426
Goodwill	124,787	124,498
Deferred tax assets—long-term portion	18,087	17,594
Notes receivable from employees	2,364	1,824
Other assets	33,051	27,318
	$763,363	$775,094

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$60,939	$71,551
Deferred revenue — current portion	34,316	35,644
Total current liabilities	95,255	107,195
Deferred revenue — long-term portion	12,029	15,606
Other long-term liabilities	5,279	4,184
Convertible notes	120,000	120,000
Stockholders’ equity:
Common stock	678	672
Additional paid-in capital	660,732	646,186
Deferred stock compensation	—	(10,799)
Accumulated other comprehensive loss	(1,503)	(1,227)
Accumulated deficit	(129,107)	(106,723)
Total stockholders’ equity	530,800	528,109
	$763,363	$775,094

Note 1:                             The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date included in the Company’s Form 10-K/A for the fiscal year ended December 31, 2005.

See accompanying notes.

AFFYMETRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		(as restated)		(as restated)
Revenue
Product sales	$56,139	$69,044	$183,154	$211,808
Product related revenue	17,971	10,456	45,621	32,707
Total product and product related revenue	74,110	79,500	228,775	244,515
Royalties and other revenue	5,969	1,727	10,263	5,280
Revenue from Perlegen Sciences	4,593	2,220	12,091	6,318
Total revenue	84,672	83,447	251,129	256,113

Costs and expenses:
Cost of product sales	23,618	20,755	62,338	57,986
Cost of product related revenue	8,859	2,655	22,712	7,619
Cost of revenue from Perlegen Sciences	1,646	1,359	4,304	4,351
Research and development	21,639	19,835	66,737	57,724
Selling, general and administrative	35,865	30,362	114,107	92,499
Stock-based compensation	—	141	—	257
Restructuring	10,008	—	10,008	—
Total costs and expenses	101,635	75,107	280,206	220,436
(Loss) income from operations	(16,963)	8,340	(29,077)	35,677
Interest income and other, net	2,942	2,294	10,949	3,961
Interest expense	(350)	(413)	(1,174)	(1,129)

(Loss) income before income taxes	(14,371)	10,221	(19,302)	38,509
Income tax benefit (provision)	216	(823)	(3,082)	(3,330)
Net (loss) income	(14,155)	$9,398	(22,384)	$35,179

Basic net (loss) income per common share	$(0.21)	$0.15	$(0.33)	$0.56
Diluted net (loss) income per common share	$(0.21)	$0.14	$(0.33)	$0.52

Shares used in computing basic net (loss) income per share	67,248	63,786	67,320	63,112
Shares used in computing diluted net (loss) income per share	67,248	70,463	67,320	69,966

See accompanying notes.

AFFYMETRIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2006	2005
		(as restated)
Cash flows from operating activities:
Net (loss) income	$(22,384)	$35,178
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	16,733	15,289
Amortization of intangible assets	6,236	5,666
Amortization of investment discounts, net	(664)	(1,256)
Stock-based compensation	20,058	257
Realized (gain) loss on sales of available for sale securities	(7)	114
Realized loss on equity method investment in Perlegen Sciences	—	2,000
Deferred tax assets	(1,362)	(2,436)
Write down of equity investment	165	123
Tax benefit from employee stock options	—	6,096
Amortization of debt offering costs	569	569
Accretion of interest on notes receivable	(40)	(78)
Loss on write-off of equipment	631	10
Change in operating assets and liabilities:
Accounts receivable, net	26,860	25,988
Inventories	(9,674)	(16,643)
Prepaid expenses and other current assets	(5,160)	(6,379)
Accounts payable and accrued and other current liabilities	(10,860)	(5,394)
Deferred revenue	(4,905)	(11,001)
Other long-term liabilities	1,095	(524)
Net cash provided by operating activities	17,291	47,579

Cash flows from investing activities:
Capital expenditures	(64,269)	(18,492)
Purchases of available-for-sale securities	(85,642)	(220,645)
Proceeds from the sales or maturities of available-for-sale securities	94,260	160,799
Proceeds from the capital distribution of a non-marketable equity investment	—	411
Purchase of non-marketable equity investment in Perlegen Sciences	—	(2,000)
Purchase of non-marketable equity investment	(950)	(1,000)
Purchase of technology rights	(250)	(500)
Issuance of loan receivable	—	(4,500)
Net cash used in investing activities	(56,851)	(85,927)

Cash flows from financing activities:
Issuance of common stock through the Company’s stock option plans	5,728	47,079
Net cash provided by financing activities	5,728	47,079
Effect of exchange rate changes on cash and cash equivalents	83	375
Net (decrease) increase in cash and cash equivalents	(33,749)	9,106
Cash and cash equivalents at beginning of period	100,236	42,595
Cash and cash equivalents at end of period	$66,487	$51,701

See accompanying notes.

AFFYMETRIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
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

Restatement of Prior Period Information

The financial results of operations for the three and nine month periods ended September 30, 2005 have been restated to correct certain errors resulting from the recording of additional non-cash stock-based compensation expense, and the related income tax impact.  Refer to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005 for a detailed discussion of the restatement.

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

Net (Loss) Income Per Share

Basic net (loss) income per share is calculated using the weighted-average number of common shares outstanding during the period less the weighted-average shares subject to repurchase. Diluted net (loss) income per share gives effect to the dilutive common stock subject to repurchase, stock options and warrants (calculated based on the treasury stock method), and convertible debt (calculated using an as if-converted method).

The following table sets forth a reconciliation of basic and diluted net (loss) income per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		(as restated)		(as restated)
Numerator:
Net (loss) income —basic	$(14,155)	$9,397	$(22,384)	$35,179
Add effect of dilutive securities:
Interest on convertible notes (inclusive of amortization of debt issuance costs)	—	415	—	1,244
Net (loss) income — diluted	$(14,155)	$9,812	$(22,384)	$36,423
Denominator:
Weighted-average shares outstanding	67,498	63,868	67,430	63,201
Less: weighted-average shares of common stock subject to repurchase	(250)	(82)	(110)	(89)
Shares used in computing basic net (loss) income per common share	67,248	63,786	67,320	63,112
Add effect of dilutive securities:
Employee stock options	—	2,725	—	2,890
Common stock subject to repurchase	—	82	—	89
Warrants to purchase common stock	—	—	—	5
Convertible notes	—	3,870	—	3,870
Shares used in computing diluted net (loss) income per common share	67,248	70,463	67,320	69,966
Basic net (loss) income per common share	$(0.21)	$0.15	$(0.33)	$0.56
Diluted net (loss) income per common share	$(0.21)	$0.14	$(0.33)	$0.52

The following securities were excluded from the computation of diluted net (loss) income per common share, on an actual outstanding basis, as they were anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Employee stock options	6,878	507	6,878	1,647
Common stock subject to repurchase	250	—	110	—
Convertible notes	3,870	—	3,870	—

Total	10,998	507	10,858	1,647

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

Recent Accounting Pronouncement

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”).  Under FIN 48 a company would recognize the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position.  FIN 48 clarifies how a company would measure the income tax benefits from the tax positions that are recognized, provides guidance as to the timing of the derecognition of previously recognized tax benefits and describes the methods for classifying and disclosing the liabilities within the financial statements for any unrecognized tax benefits.  FIN 48 also addresses when a company should record interest and penalties related to tax positions and how the interest and penalties may be classified within the income statement and presented in the balance sheet.  FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by the Company effective January 1, 2007.  The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption.  The Company is currently evaluating FIN 48 and its possible impacts on the Company’s financial statements and is not yet in a position to determine such effects, if any.

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

The following tables set forth the effects of the restatement on certain line items within the Company’s consolidated statements of income for three and nine months ended September 30, 2005 and condensed consolidated balance sheet as of December 31, 2005:

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Income tax provision:
As previously reported	$1,508	$5,767
As restated	$824	$3,330

Net income:
As previously reported	$8,713	$32,742
As restated	$9,398	$35,179

Basic net income per share:
As previously reported	$0.14	$0.52
As restated	$0.15	$0.56

Diluted net income per share:
As previously reported	$0.13	$0.49
As restated	$0.14	$0.52

December 31, 2005
Deferred tax assets – current portion:
As previously reported	$22,117
As restated	$26,230

Deferred tax assets – long-term portion:
As previously reported	$13,436
As restated	$17,594

Additional paid-in capital:
As previously reported	$624,727
As restated	$646,186

Accumulated deficit:
As previously reported	$(93,535)
As restated	$(106,723)

Certain other footnotes appearing in these financial statements were impacted by the error corrections reflected in the restatement.  Refer to footnotes 1, 3, and 8.

NOTE 3—STOCK-BASED COMPENSATION

Stock-Based Compensation Plans

The Company has a stock-based compensation program that provides the Board of Directors broad discretion in creating equity incentives for employees, officers, directors and consultants. This program includes incentive and non-qualified stock options and non-vested stock awards (also known as restricted stock) granted under various stock plans. Stock options are generally time-based, vesting 25% on each annual anniversary of the grant date over four years and expire 7 to 10 years from the grant date. Non-vested restricted stock awards are generally time-based, vesting 33% on each of the second, third and fourth anniversaries of the grant date. As of September 30, 2006, the Company had approximately 1.2 million shares of common stock reserved for future issuance under its stock-based compensation plans. New shares are issued as a result of stock option exercises and non-vested restricted stock awards.

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

As a result of adopting SFAS 123R, the Company’s loss before taxes, net loss and basic and diluted loss per share for the three months ended September 30, 2006 was $5.1 million, $4.1 million, $0.06 lower, respectively, than if the Company had continued to account for stock-based compensation under APB Opinion No. 25 and for the nine months ended September 30, 2006 was $12.6 million, $9.2 million and $0.14 lower, respectively.  In accordance with SFAS 123R, the Company is also required to present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows. No income tax benefit was realized from stock option exercises during the nine months ended September 30, 2006, therefore no such amounts are presented as financing cash flows.

The following table sets forth the total stock-based compensation expense resulting from stock options and non-vested stock awards included in the Company’s Condensed Consolidated Statements of (Loss) Income upon the adoption of SFAS 123R (in thousands):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Costs of product sales	$408	$1,126
Research and development	934	3,038
Selling, general and administrative	2,290	8,350
Restructuring	7,544	7,544
Total stock-based compensation expense	$11,176	$20,058
Income tax benefit	(1,596)	(3,326)
Total stock-based compensation expense, net of tax	$9,580	$16,732

Selling, general and administrative expense included a $1.1 million charge in the second quarter of 2006 due to the modification of an executive officer’s stock option grant to include an extension of time to exercise as well as the vesting of certain stock options without a requisite service period.  Restructuring expense included a $7.5 million charge in the third quarter of 2006 due to the modification of a former Neomorphic employee’s equity awards, all of which became fully vested under the terms of a prior leave of absence agreement when he was involuntarily terminated in connection with the Company’s third quarter restructuring effort (see Note 4).
As of September 30, 2006, $23.5 million of total unrecognized stock-based compensation expense related to non-vested awards is expected to be recognized over the respective vesting terms of each award through 2010. The weighted average term of the unrecognized stock-based compensation expense is 1.6 years.

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2005	2005	2005	2005
	(as previously reported)	(as restated)	(as previously reported)	(as restated)
Net income—as reported	$8,713	$9,398	$32,742	$35,179
Add: Stock-based employee compensation expense included in reported net income, net of tax	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	(4,691)	(4,691)	(12,321)	(12,321)
Pro forma net income	$4,022	$4,706	$20,421	$22,858
Net income per share:
Basic net income per common share—as reported	$0.14	$0.15	$0.52	$0.56
Diluted net income per common share—as reported	$0.13	$0.14	$0.49	$0.52
Basic net income per common share—pro forma	$0.06	$0.07	$0.32	$0.36
Diluted net income per common share—pro forma	$0.06	$0.07	$0.31	$0.33

Stock Options

The fair value of options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Risk free interest rate	4.5%	4.1%	5.0%	3.9%
Expected dividend yield	—%	—%	—%	—%
Expected volatility	39.4%	46.6%	39.4%	48.4%
Expected option term (in years)	4.5	3.2	4.5	3.3

The risk free interest rate for periods within the contractual life of the Company’s stock options is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term is derived from an analysis of the Company’s historical exercise trends over ten years. The expected volatility for the three and nine months ended September 30, 2006 is based on a blend of historical and market-based implied volatility. The expected volatility for the nine months ended September 30, 2005, is based solely on historical volatility. The Company’s management changed its expected volatility estimation approach based upon the availability of actively traded options on the Company’s common stock and because management believes this blended method is more representative of future stock price trends than historical volatility alone. Using the assumptions above, the weighted average grant date fair value of options granted during the three months ended September 30, 2006 and 2005 was $8.12 and $18.49, respectively, and for the nine months ended September 30, 2006 and 2005 was $11.77 and $17.93, respectively.

Activity under the Company’s stock plans for the nine months ended September 30, 2006 is as follows (in thousands, except per share amounts):

	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in Years)
Outstanding at December 31, 2005	6,757	$31.31
Grants	926	29.40
Exercises	(296)	19.88
Forfeitures, cancellations or expirations	(509)	33.85

Outstanding at September 30, 2006	6,878	$31.37	4.6	$6,9965

Exercisable at September 30, 2006	4,578	$30.73	4.0	$6,003

Vested and expected to vest at September 30, 2006	6,588	$31.29	4.5	$6,913

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of its second quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised is $0.6 million and $12.2 million for the three months ended September 30, 2006 and 2005, respectively and $4.7 million and $56.8 million for the nine months ended September 30, 2006 and 2005, respectively.

Restricted Stock

The following table summarizes the Company’s non-vested restricted stock activity for the nine months ended September 30, 2006 (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested stock at December 31, 2005	121	$56.54
Granted	242	26.74
Vested	(81)	60.03
Forfeited	(8)	31.29

Non-vested stock at September 30, 2006	274	$29.93

Total fair value of shares vested is $1.7 million and $0.1 million for the nine months ended September 30, 2006 and 2005, respectively.

NOTE 4—RESTRUCTURING

Fiscal 2006 Restructuring Plan

In the third quarter of 2006, the Company initiated a restructuring plan (“the plan”) to better align certain of its expenses with the Company’s current business outlook.  The Company’s primary focus of the plan was in the general and administrative functions and included rationalizing its facilities.  In August, the Company terminated certain employees in the general and administrative functions.  Additionally, in September, the Company announced its plan to close its Bedford, Massachusetts based instrumentation manufacturing and development facility. The Company plans to consolidate the Bedford facility’s instrument manufacturing operations with its probe array manufacturing facility in West Sacramento, California. The Company’s instrumentation development capabilities will be consolidated with its principal research and development facilities located in Santa Clara, California. Implementation of the plan is expected to begin in the fourth quarter of 2006 and continue into the first half of 2007 and will eliminate or transfer certain positions. The Company expects the closure of its Bedford, Massachusetts facility to be materially completed by the third quarter of fiscal 2007.

The Company estimates that the total restructuring expenses to be incurred in connection with the plan will be approximately $28 million. Of this total, the Company estimates that $19 million relates to employee severance and relocation benefits, $7 million relates to contract termination costs associated with vacating the leased Bedford facility, and approximately $2 million relates to other restructuring costs such as fixed asset write downs and equipment and inventory relocation costs. The Company has incurred restructuring expenses beginning in the third quarter of 2006 and expects to continue incurring related expenses through the third quarter of 2007. Cash outlays incurred in connection with these restructuring activities are estimated to be approximately $21 million.  In accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), the costs relating to employee severance and relocation will be accrued over the remaining service periods of the employees.

During the third quarter of 2006, the Company recognized approximately $10.0 million of expense which was presented in a single line item labeled restructuring in the Company’s Statement of (Loss) Income, of which approximately $7.5 million of the expense related to the modification of a former Neomorphic employee’s equity awards, all of which became fully vested under the terms of a prior leave of absence agreement when he was involuntarily terminated in connection with the plan.
The activity in the accrued restructuring balances related to the plan described above for the three and nine months ended September 30, 2006 was as follows:
	Balance as	Three and nine months ended September 30,			Balance as	As of September 30, 2006
	of December 31, 2005	2006 charges (reversals)	Cash Payments	Non-Cash Settlements	of September 30, 2006	Total costs to date	Total expected costs
Employee severance and relocation benefits	$—	$10,008	$(1,541)	$(7,544)	$923	$10,008	19,000
Contract termination costs	—	—	—	—	—	—	7,000
Other restructuring costs	—	—	—	—	—	—	2,000
Total restructuring costs	$—	$10,008	$(1,541)	$(7,544)	$923	$10,008	28,000

NOTE 5—ACQUISITION

On October 21, 2005, the Company acquired 100% of the outstanding shares of ParAllele BioScience, Inc. (“ParAllele”), a provider of comprehensive genetic discovery solutions to the life science research, pharmaceutical and diagnostic sectors. Affymetrix accounted for the merger under the purchase method of accounting in accordance with the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations.” Under this accounting method, the Company recorded the assets acquired and liabilities assumed at their estimated fair value, with the excess purchase price reflected as goodwill. Additionally, certain costs directly related to the merger were reflected as additional purchase price in excess of net assets acquired. The results of operations of ParAllele have been included in Affymetrix’ condensed consolidated financial statements for the three and nine months ended September 30, 2006.

Upon the adoption of SFAS 123R, the Company reversed all unamortized deferred stock-based compensation against additional paid in capital. There have been no other significant changes in the ParAllele acquisition compared to the disclosures in Item 8 of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005.

NOTE 6—INVENTORIES

Inventories consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Raw materials	$18,630	$13,094
Work-in-process	11,743	10,423
Finished goods	15,281	12,463

Total	$45,654	$35,980

NOTE 7—ACQUIRED TECHNOLOGY RIGHTS

Acquired technology rights are comprised of licenses to technology covered by patents to third parties and are amortized over the expected useful life of the underlying patents, which range from one to fifteen years. Accumulated amortization of these rights amounted to $28.6 million and $22.2 million at September 30, 2006 and December 31, 2005, respectively.

The expected future annual amortization expense of the Company’s acquired technology rights and other intangible assets is as follows (in thousands):

For the Year Ending December 31,	Amortization Expense
2006, remainder thereof	$2,082
2007	8,326
2008	8,314
2009	7,446
2010	6,676
Thereafter	24,360
Total expected future annual amortization	$57,204

NOTE 8—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Accounts payable	$19,216	$29,718
Accrued compensation and related liabilities	18,153	20,419
Accrued taxes	11,766	10,354
Accrued legal	2,733	1,357
Accrued warranties	4,865	6,223
Other	4,206	3,480

Total	$60,939	$71,551

NOTE 9—COMPREHENSIVE (LOSS) INCOME

The components of comprehensive (loss) income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		(as restated)		(as restated)
Net (loss) income	$(14,155)	$9,398	$(22,384)	$35,179
Foreign currency translation adjustment	(26)	91	83	375
Unrealized (loss) gain on debt securities	(436)	(174)	(111)	17
Unrealized gain (loss) on hedging contracts	356	(348)	(248)	2,088
Comprehensive (loss) income	$(14,261)	$8,967	$(22,660)	$37,659

NOTE 10—RELATED PARTY TRANSACTIONS

Perlegen Sciences, Inc.

As of September 30, 2006, the Company, and certain of its affiliates, including the Company’s chief executive officer and members of the board of directors, held approximately 25% ownership interest in Perlegen Sciences, Inc. (“Perlegen”), a privately-held biotechnology company. In addition, two members of Perlegen’s board of directors are also members of the Company’s board of directors. See the Company’s most recent Proxy Statement as filed on May 1, 2006 for further information.

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

In June 2005, the Company executed an agreement with a customer pursuant to which the Company agreed to provide genotypic data in the context of whole genome association studies. The Company had subcontracted certain elements of this agreement to Perlegen which will use Affymetrix GeneChip® technology to provide the genotypic data. As of September 2006, the agreement has ended and no expenses were incurred.

In October 2006, the Company entered into four new supply and license agreements with Perlegen.  These four agreements, consisting of a commercial products supply agreement, non-commercial products supply agreement and two intellectual property license agreements, replace the prior supply and intellectual property license agreements entered into by the Company and Perlegen in 2003.  Under the new supply agreements, which include terms that are generally consistent with the Company’s standard supply terms, the Company shall supply commercial GeneChip products and certain non-commercial custom GeneChip products for Perlegen's use in defined fields.

NOTE 11—COMMITMENTS AND CONTINGENCIES

Product Warranty Commitment

The Company provides for anticipated warranty costs at the time the associated revenue is recognized. Product warranty costs are estimated based upon the Company’s historical experience and the warranty period. The Company periodically reviews the adequacy of its warranty reserve, and adjusts, if necessary, the warranty percentage and accrual based on actual experience and estimated costs to be incurred. In the first quarter of 2006, the Company adjusted its warranty reserve by approximately $0.4 million for anticipated costs associated with its decision to replace certain gene expression products. Information regarding the changes in the Company’s product warranty liability for the three and nine months ended September 30, 2006, respectively, was as follows (in thousands):

Beginning balance at December 31, 2005	$6,223
New warranties issued	849
Repairs and replacements	(1,312)
Adjustments	391
Ending balance at March 31, 2006	6,151
New warranties issued	812
Repairs and replacements	(1,880)
Adjustments	—
Ending balance at June 30, 2006	$5,083
New warranties issued	1,463
Repairs and replacements	(1,681)
Adjustments	—
Ending balance at September 30, 2006	$4,865

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

Shareholder Derivative Lawsuits

Three shareholders of the Company have filed purported derivative lawsuits on behalf of the Company, which lawsuits name the Company (as nominal defendant) and several of the Company's current and former officers and directors, and allege that these officers and directors breached their fiduciary duties and breached other laws by participating in backdating stock options grants.  Two of these lawsuits were filed in the United States District Court for the Northern District of California on August 30, 2006 and September 13, 2006 and the third was filed in the Superior Court of the State of California on October 20, 2006.  The substance of the allegations in all three lawsuits is similar, and the plaintiffs in the two federal actions are seeking to have those actions consolidated, relief that the Company has supported in papers filed with the Court.  Allegations made in one or more of the three actions include allegations of breaches of fiduciary duty, unjust enrichment as a result of the receipt and retention of backdated stock option grants, violations of federal securities laws, violations of Generally Accepted Accounting Principles, violations of Section 162(m) of the Internal Revenue Code, and other violations of state law including violations of the California Corporations Code.  In one or more of the actions that have been filed, the plaintiffs seek to recover, on behalf of the Company, damages resulting from the alleged violations, including treble damages pursuant to California law, disgorgement or voiding of any backdated stock options or the proceeds of any such exercised stock options from the individual defendants, changes in the Company’s corporate governance and internal control procedures, other equitable relief, punitive damages, an award of attorneys' fees and costs, and other relief.  The Company may be subject to other lawsuits from private plaintiffs concerning this subject matter based on allegations similar to those described above.  As previously disclosed in the Company’s Form 10-K/A for the year ended December 31, 2005, the Company’s decision to restate its consolidated financial statements was based on the results of an internal review of its historical stock option granting practices from January 1, 1997 through May 31, 2006 performed under the direction of the Audit Committee of the Board of Directors.  The review did not find any pattern or practice of inappropriately identifying grant dates with hindsight in order to provide “discounted” or “in-the-money” grants.  The Company does not believe that the claims in these derivative lawsuits have merit and the Company intends to vigorously defend the cases.

SEC Informal Inquiry

On September 12, 2006, the Company received written notice from the Securities and Exchange Commission that it is conducting an informal inquiry into the Company’s stock option practices.  The Company is responding to the request for information and are cooperating fully in the informal inquiry.  The Company was advised in the SEC’s notice that the SEC’s request should not be construed as an indication by the SEC or its staff that any violations of law have occurred; and nor should the request be considered an adverse reflection upon any person, entity or security.

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

On November 10, 2003, the Company filed a complaint against Enzo in the United States District Court for the Southern District of New York for declaratory judgment, breach of contract and injunctive relief relating to the 1998 agreement. In its complaint, the Company alleges that Enzo has engaged in a pattern of wrongful conduct against it and other Enzo labeling reagent customers by, among other things, asserting improperly broad rights in its patent portfolio, improperly using the 1998 agreement and distributorship agreements with others in order to corner the market for non-radioactive labeling reagents, and improperly using the 1998 agreement to claim ownership rights to the Company’s proprietary technology. The Company seeks declarations that it has not breached the 1998 agreement and that nine Enzo patents that are identified in the 1998 agreement are invalid and/or not infringed by it. The Company also seeks damages and injunctive relief to redress Enzo’s alleged breaches of the 1998 agreement, its alleged tortious interference with the Company’s business relationships and prospective economic advantage, and Enzo’s alleged unfair competition. The Company filed a notice of related case stating that its complaint against Enzo is related to the complaints already pending in the Southern District of New York against eight other former Enzo distributors. The U.S. District Court for the Southern District of New York has related the Company’s case. There is no trial date in the actions between Enzo and the Company.

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

NOTE 12—INCOME TAXES

For the nine months ended September 30, 2006, the tax provision principally consists of federal, state and foreign taxes partially offset by a $1.3 million reduction in an income tax reserve based on the conclusion of an audit of a foreign tax authority in the first quarter of 2006 and by a $1.8 million reduction in an income tax reserve related to U.S. and foreign transfer pricing issues in the third quarter of 2006. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Additionally, SFAS 123R prohibits the recognition of a deferred tax asset related to the excess tax benefit resulting from the exercise of employee stock options that has not been realized. Based upon the weight of available evidence, which included an analysis of projected future book and taxable income, as of September 30, 2006, the Company has provided for a valuation allowance of $75.2 million.

NOTE 13—OTHER EVENTS

Default Under Convertible Notes

The Company violated the reporting covenant under the indentures governing the Company’s $120 million aggregate principal amount 0.75% Senior Convertible Notes due 2033 (the “Notes”) as a result of the Company’s failure to file its Form 10-Q for the quarter ended June 30, 2006 by the required deadline. As a consequence of these violations, the holders of the Notes had the right to accelerate the maturity of such Notes if they or the trustee provide the Company with notice of the default and the Company was unable to cure the default within 60 days after that notice.  The Company cured the default within 60 days of the notice by filing its Form 10-Q for the quarter ended June 30, 2006 on August 30, 2006.

NASDAQ Notice

On August 17, 2006, the Company announced that it requested a hearing before the NASDAQ Listing Qualifications Panel (the “Panel”) in response to the receipt of a NASDAQ Staff Determination letter dated August 17, 2006 indicating that the Company is not in compliance with the filing requirements for continued listing as set forth in Marketplace Rule 4310(c)(14). As anticipated, the letter was issued in accordance with NASDAQ procedures due to the delayed filing of the Company’s Form 10-Q for the quarter ended June 30, 2006. The Company returned to compliance by filing its Form 10-Q for the quarter ended June 30, 2006 on August 30, 2006 and therefore, a hearing before the Panel was not required.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2006 and for the three and nine month periods ended September 30, 2006 and 2005 should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K/A for the year ended December 31, 2005.

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

We have established our GeneChip® system as the platform of choice for acquiring, analyzing and managing complex genetic information. Our integrated GeneChip® platform includes disposable DNA probe arrays (chips) consisting of gene sequences set out in an ordered, high density pattern; certain reagents for use with the probe arrays; a scanner and other instruments used to process the probe arrays; and software to analyze and manage genomic information obtained from the probe arrays. We currently sell our products directly to pharmaceutical, biotechnology, agrichemical, diagnostics and consumer products companies as well as academic research centers, government research laboratories, private foundation laboratories and clinical reference laboratories in North America, Europe and Japan. We also sell our products through life science supply specialists acting as authorized distributors in Latin America, the Middle East and Asia Pacific regions, including China. We have incurred net losses and negative cash flows from operations in the past, have achieved profitability for the three previous consecutive fiscal years, but have now incurred a net loss for the first nine months of fiscal 2006. The following overview describes key elements of our business strategy and our goals:

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

Strengthen our product line. Our goal is to grow our product and product related revenue. We can achieve this goal through growth in sales of our consumable probe arrays and reagents as well as instruments and related services as we focus on new product solutions for the genotyping market, new advances in the expression arena, and continued progress in the clinical products market.  In 2006, we have experienced a decline in instrument sales and we expect this decline to continue for the remainder of fiscal 2006 as we finish our instrument upgrade cycle.

Maintain our operating margins. Management is focused on growing the business and increasing its operating profitability. We will continue to closely manage our manufacturing costs and operating expenses. We expect a decline in gross margins for 2006 as we continue to expand our manufacturing capacity to support our anticipated sales growth in consumables and forward price our 500K genotyping product in expectation of launching this onto one chip later this year. In addition, we will see increased operating costs and expenses related to our adoption of SFAS 123R and our integration of the ParAllele acquisition.  In July 2006, we announced our intent to restructure our general and administrative cost structure, including rationalizing our facilities requirements in order to bring our operating expenses in line with our current business requirements. We began those efforts and have incurred charges of approximately $10.0 million in the third quarter of 2006 and anticipate seeing a decrease in headcount related expenses in our general and administrative functions starting in the fourth quarter of 2006.  We expect to incur additional charges through the third quarter of fiscal 2007 of approximately $18.0 million related to this effort.

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

The results of operations of ParAllele have been included in the accompanying consolidated financial statements from the date of acquisition. See Note 5 for further information regarding this acquisition.

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

SFAS 123R requires that employee stock-based compensation costs be recognized over the requisite service period, or the vesting period, in a manner similar to all other forms of compensation paid to employees. Accordingly, in the first nine months of 2006, we recognized employee stock-based compensation of $1.1 million in cost of product sales, $3.0 million in research and development expense and $8.4 million in sales, general and administrative expenses, which includes approximately $1.1 million related to the modification of an executive officer’s stock option grant to increase the associated exercise period. We also incurred a charge of $7.5 million which was included in restructuring related to the modification of a research and development employee’s equity awards, all of which became fully vested under the terms of a prior severance agreement when he was involuntarily terminated as part of our cost reduction efforts.  We adopted SFAS 123R on a modified prospective basis. As of September 30, 2006, $23.5 million of total unrecognized compensation cost related to non-vested stock options not yet recognized is expected to be allocated to cost of products sales and operating expenses over a weighted-average period of 1.6 years.

There was no stock-based compensation expense related to employee stock options recognized under SFAS 123R during the nine months ended September 30, 2005.

Restructuring

 We have recently engaged in, and may continue to engage in, restructuring actions, which require management to utilize significant estimates related to expenses for severance and other employee separation costs, lease cancellation, realizable values of assets that may become duplicative or obsolete, and other exit costs.  If the actual amounts differ from our estimates, the amount of the restructuring charges could be materially impacted.  For a full description of our restructuring actions, see Note 4.

Results of Operations

The following discussion compares the historical results of operations for the three and nine months ended September 30, 2006 and 2005, respectively.

Product Sales

The components of product sales are as follows (in thousands, except percentage amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
Probe arrays	$37,422	$44,577	$(7,155)	(16)%	$120,790	$138,240	(17,450)	(13)%
Reagents	10,166	10,692	(526)	(5)	30,247	30,354	(107)	—
Instruments	8,551	13,775	(5,224)	(38)	32,117	43,214	(11,097)	(26)
Total product sales	$56,139	$69,044	$(12,905)	(19)	$183,154	$211,808	(28,654)	(14)

Probe array sales for the third quarter of 2006 as compared to the same period in 2005 declined primarily due to a decrease of $8.2 million in revenue related to a decrease in the average selling price of our probe arrays primarily due to the reduction of the selling price of our current two-chip 500K genotyping product.  This decline was partially offset by an increase in probe array revenue of $1.0 million related to an increase in unit sales.  Instrument sales decreased primarily due to a decrease of $2.6 million in revenue related to a decline in unit sales of our GeneChip® Scanner 3000, a decrease of $0.8 million due to a drop in unit sales of our GeneChip® Scanner 3000 high-resolution upgrades and a decrease of $0.8 million in unit sales of our automation equipment.

Probe array sales in the first nine months of 2006 as compared to the same period in 2005 declined primarily due to a decrease of $9.4 million in revenue due to a decline in unit sales and a decrease of $8.1 million in revenue related to the reduction of the average selling price of our probe arrays primarily due to a decrease in the selling price of our current two-chip 500Kgenotyping product. Instrument sales decreased primarily due to a decrease of $7.5 million in revenue related to a decline in unit sales of our GeneChip® Scanner 3000, a decrease of $1.7 million due to a drop in unit sales of our GeneChip® Scanner 3000 high-resolution upgrades and a decrease of $1.8 million in unit sales of our automation equipment.

In July 2006, we announced a decrease in the selling price of our current two-chip 500K genotyping product as we believe this will enable scientists to run more samples, and thereby increase the power of their genetic association studies.  We believe this decrease in the selling price could cause our future probe array revenues to decline from prior periods if unit sales do not increase.

Product Related Revenue

The components of product related revenue are as follows (in thousands, except percentage amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
Subscription fees	$1,868	$3,066	$(1,198)	(39)%	$5,576	$9,536	$(3,960)	(42)%
Service and other	12,445	3,789	8,656	228	29,270	12,218	17,052	140
License fees and milestone revenue	3,658	3,601	57	2	10,775	10,953	(178)	(2)
Total product related revenue	$17,971	$10,456	$7,515	72	$45,621	$32,707	$12,914	39

Service and other revenue increased for the third quarter of 2006 and in the first nine months of 2006 as compared to the same periods in 2005 primarily due to increases of approximately $7.7 million and $16.0 million, respectively, in other revenue related to our genotyping services business. These increases were partially offset by declines in subscription fees earned under our GeneChip® array access programs as we continue to transition customers to volume-based pricing on array sales.

In January 2003, under the terms of an expanded collaborative agreement, Roche paid us an access fee of $70 million, which we are recognizing as a component of product related revenue in license fees over the estimated research and development period of approximately five years. The expanded collaboration agreement, which is subject to Roche’s option to terminate on December 31, 2007, December 31, 2010 or any time on or after December 31, 2015, with one year’s prior notice, includes a broad range of other compensation payable by Roche to us throughout the life of the agreement based on annual royalties on sales of diagnostic kits, milestone payments for technical and commercial achievements, a manufacturing and supply agreement, and related license installments.  In accordance with Emerging Issues Task Force Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables,” if this agreement is modified, it could materially affect the periods in which certain product related revenues will be recognized.

Royalties and Other Revenue (in thousands, except percentage amounts)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
Royalties and other revenue	$5,969	$1,727	$4,242	246%	$10,263	$5,280	$4,983	94%

The increases in royalties and other revenue for the third quarter of 2006 and in the first nine months of 2006 as compared to the same periods in 2005 were primarily related to the recognition of $4.5 million related to a license agreement with no continuing performance obligations in the third quarter of 2006. We also recorded an additional $5.3 million in deferred revenue related to this license agreement which will be recognized when the payment is received which we anticipate will occur during 2008.

Revenue from Perlegen Sciences (in thousands, except percentage amounts)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
Revenue from Perlegen Sciences	$4,593	$2,220	$2,373	107%	$12,091	$6,318	$5,773	91%

Perlegen revenue increased for the third quarter of 2006 and in the first nine months of 2006 as compared to the same periods in 2005 primarily due to increases of approximately $4.0 million and $9.5 million, respectively, related to increased demand by Perlegen for our probe arrays and whole wafers used for certain new applications.  These increases were partially offset by a decrease in demand for wafers used by Perlegen for internal research and development of $0.9 million and $2.7 million for the third quarter of 2006 and in the first nine months of 2006, respectively. Probe arrays and wafers used by Perlegen for use in their research and development activities are sold at our fully burdened cost of manufacturing. We also earn a royalty on certain of these wafers if they are used by Perlegen for certain revenue activities. Royalties recognized were $1.1 million and $1.6 million in the first nine months of 2006 and 2005, respectively.  We rely on reports from Perlegen to recognize royalty revenue.

Product and Product Related Gross Margins (in thousands, except percentage/point amounts)

			Dollar /			Dollar /
	Three Months Ended September 30,		Point change from	Nine Months Ended September 30,		Point change from
	2006	2005	2005	2006	2005	2005

Total gross margin on product sales	$32,521	$48,289	$(15,768)	$120,816	$153,822	$(33,006)
Total gross margin on product related revenue	9,112	7,801	1,311	22,909	25,088	(2,179)

Total gross margin on product and product related revenue	$41,633	$56,090	$(14,457)	$143,725	$178,910	$(35,185)

Product gross margin as a percentage of product sales	57.9%	70.0%	(12.1)	66.0%	72.6%	(6.7)

Product related gross margin as a percentage of product related revenue	50.7%	74.6%	(23.9)	50.2%	76.7%	(26.5)

The 12.1 point decrease in product gross margin for the third quarter of 2006 as compared to the same period in 2005 is primarily due to the following three factors:  5.3 points of the decrease can be attributed to a decrease in the average selling price of our probe arrays primarily due to a decrease in the selling price of our two-chip 500K genotyping product;  2.4 points of the decrease is due to start-up costs for our new Singapore manufacturing facility; and 6.9 points of the decrease is due to underutilized capacity in our probe array and instrument manufacturing facilities. These decreases were partially offset by an increase of 2.3 points as we sold more of our higher margin products.

 The 6.7 point decrease in product gross margin in the first nine months of 2006 as compared to the same period in 2005 is primarily due to the following three factors:  1.4 points of the decrease can be attributed to a decrease in the average selling price of our probe arrays primarily due to a decrease in the selling price of our two-chip 500K genotyping product;  2.3 points of the decrease is due to start-up costs for our new Singapore manufacturing facility; and 4.5 points of the decrease is due to underutilized capacity in our probe array and instrument manufacturing facilities and increased manufacturing costs for our chips. These decreases were partially offset by a 1.3 point increase in product gross margins as we sold more of our higher margin products.

In July 2006, we announced a decrease in the selling price of our current two-chip 500K genotyping product as we believe that this will enable scientists to run more samples, and thereby increase the power of their genetic association studies.  We believe this decrease in the selling price may continue to unfavorably impact our product gross margin for the remainder of fiscal 2006.

The 23.9 point and 26.5 point decrease in product related gross margin for the third quarter of 2006 and in the first nine months of 2006 as compared to the same periods in 2005 were primarily due to an increase in expenses related to our genotyping services business as well as the continuing decline in sales of our access agreements as we continue to transition customers to volume-based discounting on product sales.

Cost of Perlegen Revenues (in thousands, except percentage amounts)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	2005	$ Change	% Change	2006	2005	$ Change	$ Change
Cost of revenue from Perlegen Sciences	$1,646	$1,359	$287	21%	$4,304	$4,351	$(47)	(1)%

Cost of Perlegen revenue was relatively flat for the third quarter of 2006 and in the first nine months of 2006 as compared to the same periods in 2005 primarily due to decreased demand by Perlegen for wafers used for internal research and development which are sold at our fully burdened cost of manufacturing which was offset by an increase in the costs of products purchased by Perlegen for use in certain new applications.

Research and Development Expenses (in thousands, except percentage amounts)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
Research and development	$21,639	$19,835	$1,804	9%	$66,737	$57,724	$9,013	16%

The increase for the third quarter of 2006 as compared to the same period in 2005 was primarily due to an increase in headcount related costs of $1.7 million primarily due to our acquisition of ParAllele as well as an increase in new hires and an increase of $0.9 million of stock-based compensation expense related to our adoption of SFAS 123R.

The increase in the first nine months of 2006 as compared to the same period in 2005 was primarily due to an increase in headcount related costs of $5.7 million primarily due to our acquisition of ParAllele as well as an increase in new hires and an increase of $3.0 million of stock-based compensation expense related to our adoption of SFAS 123R. We believe a substantial investment in research and development is essential to a long-term sustainable competitive advantage and critical to expansion into additional markets and expect our expenses to increase in absolute dollars as we integrate our ParAllele acquisition, develop new products and incorporate our stock-based compensation charges related to our adoption of SFAS 123R.

Selling, General and Administrative Expenses (in thousands, except percentage amounts)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
Selling, general and administrative	$35,865	$30,362	$5,503	18%	$114,107	$92,499	$21,608	23%

The increases in the third quarter of 2006 and in the first nine months of 2006 as compared to the same periods in 2005 were primarily due to $2.3 million and $8.4 million, respectively, of stock-based compensation expense related to our adoption of SFAS 123R. Our stock-based compensation expense included a $1.1 million charge in the second quarter of 2006 due to the modification of an executive officer’s stock option grant to include an extension of time to exercise as well as the vesting of certain stock options without a requisite service period.   We also increased legal expenses by $1.4 million and $3.1 million in the third quarter of 2006 and the first nine months of 2006, respectively, as we continue to defend our patent rights.  In the third quarter of 2006, we also incurred approximately $1.1 million in costs related to our stock option review. In addition, we saw an increase related to higher headcount-related costs of $8.0 million in the first nine months of 2006.  We anticipate that our cost reduction efforts launched in the third quarter of 2006 will decrease our headcount costs in future periods as we continue to bring our general and administrative costs in line with our current business requirements.

Stock-Based Compensation (in thousands, except percentage amounts)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
Stock-based compensation	$—	$141	$(141)	(100)%	$—	$257	$(257)	(100)%

With our adoption of SFAS 123R on January 1, 2006 all stock-based compensation expense has been included for the third quarter of 2006 and the first nine months of 2006 in cost of product sales, research and development expenses, selling, general and administrative expenses and restructuring expenses. Under SFAS 123R, stock-based compensation cost is calculated on the date of grant using the Black-Scholes method. The compensation cost is then amortized straight-line over the vesting period. For the first nine months of 2005, we recorded stock-based compensation expense related to restricted stock awards granted to certain employees and one fully vested restricted stock award granted to a non-employee that were calculated using prior accounting standards.

Restructuring (in thousands, except percentage amounts)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
Restructuring	$10,008	$—	$10,008	100%	$10,008	$—	$10,008	100%

In the third quarter of 2006, we initiated a restructuring plan (“the plan”) to better align certain of our expenses with our current business outlook.  Our primary focus of the plan was in the general and administrative functions and included rationalizing our facilities.  In August, we terminated certain employees in the general and administrative functions.  Additionally, in September, we announced our plan to close our Bedford, Massachusetts based instrumentation manufacturing and development facility. We plan to consolidate the Bedford facility’s instrument manufacturing operations with our probe array manufacturing facility in West Sacramento, California. Our instrumentation development capabilities will be consolidated with our principal research and development facilities located in Santa Clara, California. Implementation of the plan is expected to begin in the fourth quarter of 2006 and continue into the first half of 2007 and will eliminate or transfer certain positions. We expect the closure of our Bedford, Massachusetts facility to be materially completed by the third quarter of fiscal 2007.

We estimate that the total restructuring expenses to be incurred in connection with the plan will be approximately $28 million. Of this total, we estimate that $19 million relates to employee severance and relocation benefits,  $7 million relates to contract termination costs associated with vacating the leased Bedford facility, and approximately $2 million relates to other restructuring costs such as fixed asset write downs and equipment and inventory relocation costs. We have incurred restructuring expenses beginning in the third quarter of 2006 and expect to continue incurring related expenses through the third quarter of 2007. Cash outlays incurred in connection with these restructuring activities are estimated to be approximately $21 million.  In accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), the costs relating to employee severance and relocation will be accrued over the remainng service periods of the employees.

During the third quarter of 2006, we recognized approximately $10.0 million of expense which was presented in a single line item labeled restructuring in our Statement of (Loss) Income, of which approximately $7.5 million of the expense related to the modification of a former Neomorphic employee’s equity awards, all of which became fully vested under the terms of a prior leave of absence agreement when he was involuntarily terminated in connection with the plan.

Interest Income and Other, Net (in thousands, except percentage amounts)

The components of interest income and other, net, are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
Interest income	$2,831	$2,315	$516	22%	$8,666	$5,546	$3,120	56%
Realized loss in Perlegen	—	—	—	—	—	(2,000)	2,000	100
Write down of equity investment	(57)	117	(174)	(149)	(165)	55	(220)	(400)
Currency gains (losses), net	251	(107)	358	(335)	2,593	189	2,404	1,272
Other	(83)	(31)	(52)	168	(145)	171	(316)	(185)
Interest income and other, net	$2,942	$2,294	$648	28	$10,949	$3,961	$6,988	176

Interest income increased for the third quarter of 2006 and in the first nine months of 2006 as compared to the same periods in 2005 due to an increase in the returns on our cash and marketable securities balances.  In the first quarter of 2006, we also realized a $1.6 million currency gain on assets held in various foreign currencies. In the first and second quarters of 2005, we realized losses related to the recognition of our proportionate share of Perlegen’s net loss. The carrying value of our investment in Perlegen was written down to zero at December 31, 2005; therefore, to the extent we do not make any additional future investments in Perlegen, we do not expect further expenses related to this investment.

Income Tax (Benefit) Provision (in thousands, except percentage amounts)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
		(as restated)				(as restated)
Income tax (benefit) provision	$(216)	$824	$(1,040)	(126)%	$3,082	$3,331	$(249)	(7)%

The provision for income tax decreased approximately 126% or $1.0 million in the third quarter and decreased approximately 7% or $0.2 million in the first nine months of 2006 as compared to the same periods in 2005.  The decrease in the third quarter and first nine months of 2006 is primarily due to lower profitability.  The provision for income tax for fiscal 2006 differs from the amount computed by applying the federal statutory rate of 35% due to various factors, including the tax impact of non-U.S. operations, non-deductible stock option compensation expense recorded under FAS 123(R), state taxes, release of tax reserves, export incentives and research and development credits.

We believe realization of our deferred tax assets as of September 30, 2006, is more likely than not based upon future taxable earnings.  An additional valuation allowance against deferred tax assets may be necessary if it is more likely than not that all or a portion of the deferred tax assets will not be realized.

Liquidity and Capital Resources

Cashflow (in thousands)

	Nine Months Ended September 30,
	2006	2005
Net cash provided by operating activities	$17,291	$47,579
Net cash used in investing activities	(56,851)	(85,927)
Net cash provided by financing activities	5,728	47,079
Effect of foreign currency translation on cash and cash equivalents	83	375

Net (decrease) increase in cash and cash equivalents	$(33,749)	$9,106

Net Cash Provided by Operating Activities

Cash provided by operating activities is net (loss) income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities was comprised of a net loss of $22.4 million, non-cash depreciation and amortization of $16.7 million, and non-cash stock-based compensation expense of $20.1 million.  Significant changes in assets and liabilities are as follows:

Our total accounts receivable, including Perlegen, was $70.3 million at September 30, 2006, a decrease of $26.9 million from December 31, 2005. The decrease is primarily due to lower product sales of probe arrays and instruments.

Our inventory balance was $45.7 million at September 30, 2006, an increase of $9.7 million from December 31, 2005. The increase is primarily due to the buildup of consumables as we continue to transition production to our Singapore facility and prepare for anticipated year end sales.

Our accounts payable and accrued payables balance was $60.9 million at September 30, 2006, a decrease of $10.6 million from December 31, 2005. The decrease was primarily due to the payment of accounts payable related to our manufacturing expansion in West Sacramento and capital costs on our new manufacturing facility in Singapore.

Net Cash Used in Investing Activities

Our investing activities, other than purchases, sales and maturities of available-for-sale securities, primarily consist of capital expenditures and strategic investments. Cash used for capital expenditures was $64.3 million and $18.5 million in the first nine months of 2006 and 2005, respectively. Our capital expenditures in the first nine months of 2006 primarily related to our manufacturing expansion in West Sacramento and capital costs related to our new manufacturing facility in Singapore. In the first quarter of 2005, we made a $2.0 million purchase of non-marketable equity investment in Perlegen Sciences.

Net Cash Provided by Financing Activities

Our financing activities consist of activity under our employee stock plans. Cash provided by the issuance of stock under our employee stock plan was $5.7 million and $47.1 million in the first nine months of 2006 and 2005, respectively.

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

We have conducted an internal review, performed under the direction of our Audit Committee of the Board of Directors, of our historical stock option granting practices from January 1, 1997 through May 31, 2006.  As a result of this review, we have restated our consolidated financial statements to record additional non-cash stock-based compensation expense and the related tax impact resulting from stock options granted during fiscal years 1997 to 1999.  We may in the future be subject to litigation or other proceedings or actions arising in relation to our historical stock option granting practices and the restatement of our prior period financial statements.  For example, three purported derivative lawsuits have been filed against us and several of our current and former officers and directors alleging that the defendants breached their fiduciary duty by backdating stock option grants, as well as violations of federal securities laws in connection with the dissemination of our financial and proxy statements, violations of Generally Accepted Accounting Principles, violations of Section 162(m) of the Internal Revenue Code and violations of state law including violation of the California Corporations Code.  In addition, we have received notice from the Securities and Exchange Commission that it is conducting an informal inquiry into our stock option practices.  Litigation and any potential regulatory proceeding or action may be time consuming, expensive and distracting from the conduct of our business.  The adverse resolution of any specific lawsuit or any potential regulatory proceeding or action could have a material adverse effect on our business, financial condition and results of operations.  Also, as a result of our delayed filing our Form 10-Q for the quarter ended June 30, 2006, we will be ineligible to register our securities on Form S-3 for sale by us or resale by others until we have timely filed all periodic reports under the Securities Exchange Act of 1934 for one year. We may use Form S-1 to raise capital or complete acquisitions, which could increase transaction costs and adversely affect our ability to raise capital or complete acquisitions of other companies during this period.

We may not maintain profitability.

We incurred losses each year from our inception through the year ended December 31, 2003, and as a result we had an accumulated deficit of approximately $129.1 million at September 30, 2006. We expect to continue experiencing fluctuations in our operating results and cannot assure sustained profitability. Our losses have resulted principally from costs incurred in research and development, manufacturing and from selling, general and administrative costs associated with our operations.

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

Our revenues and operating results may fluctuate significantly due in part to factors that are beyond our control and which we cannot predict. The timing of our customers’ orders may fluctuate from quarter to quarter. However, we have historically experienced customer ordering patterns for GeneChip® instrumentation and GeneChip® arrays where the majority of the shipments occur in the last month of the quarter. These ordering patterns may limit management’s ability to accurately forecast our future revenues.  Additionally, license revenue may also be unpredictable and may fluctuate due to the timing of payments of non-recurring licensing fees.  Because our expenses are largely fixed in the short to medium term, any material shortfall in revenues will materially reduce our profitability and may cause us to experience losses. In particular, our revenue growth and profitability depend on sales of our GeneChip® products. Factors that could cause sales for these products to fluctuate include:

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

We manufacture our GeneChip® instrumentation products at our manufacturing facility in Bedford, Massachusetts.  In the third quarter, 2006, we announced that we will be consolidating our Bedford instrumentation manufacturing facility with our probe array manufacturing facility in West Sacramento, California as part of our previously announced efforts to reduce expenses in the general and administrative functions including the rationalization of our facilities.  The successful reorganization of our instrumentation manufacturing capabilities to our West Sacramento site will require regulatory approvals, including the registration of our West Sacramento site with the United States FDA, and is expected to be materially completed by the third fiscal quarter 2007.  This transition is subject to risks and uncertainties that may cause interruptions in our ability to supply GeneChip® instrumentation products to our customers, which could result in lost revenue and seriously harm our business, financial condition and results of operations.

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

We compete in markets that are new, intensely competitive, highly fragmented and rapidly changing, and many of our current and potential competitors have significantly greater financial, technical, marketing and other resources than we do. In addition, many current and potential competitors have greater name recognition, more extensive customer bases and access to proprietary genetic content. The continued success of our GeneChip® products will depend on our ability to produce products with smaller feature sizes, our ability to dice the wafer, and create greater information capacity at our current or lower costs. The successful development, manufacture and introduction of our new products is a complicated process and depends on our ability to manufacture enough products in sufficient quantity and at acceptable cost in order to meet customer demand. If we fail to keep pace with emerging technologies or are unable to develop, manufacture and introduce new products, including the development of new assay protocols and training our customers, we will become uncompetitive, our pricing and margins will decline and our business will suffer.

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

If we do not attract and retain key employees, our business could be impaired.

To be successful, we must attract and retain qualified scientific, engineering, manufacturing, sales, and management personnel.  To expand our research, product development and sales efforts we need additional people skilled in areas such as bioinformatics, organic chemistry, information services, regulatory affairs, manufacturing, sales, marketing and technical support. Competition for these people is intense. We will not be able to expand our business if we are unable to hire, train and retain a sufficient number of qualified employees. There can be no assurance that we will be successful in hiring or retaining qualified personnel and our failure to do so could have a material adverse impact on our business, financial condition and results of operations.

We also rely on our scientific advisors and consultants to assist us in formulating our research, development and commercialization strategy. All of these individuals are engaged by other employers and have commitments to other entities that may limit their availability to us. A scientific advisor’s other obligations may prevent him or her from assisting us in developing our technical and business strategies.

We expect to face increasing competition.

Future competition will likely come from existing competitors as well as other companies seeking to develop new technologies for analyzing genetic information. For example, companies such as Agilent Technologies, Applied Biosystems, GE Healthcare (through its acquisition of Amersham Biosciences) and Illumina have products for genetic analysis which are directly competitive with our GeneChip® products. In addition, pharmaceutical and biotechnology companies have significant needs for genomic information and may choose to develop or acquire competing technologies to meet these needs. In the molecular diagnostics field, competition will likely come from established diagnostic companies, companies developing and marketing DNA probe tests for genetic and other diseases and other companies conducting research on new technologies to ascertain and analyze genetic information. Further, in the event that we develop new technology and products that compete with existing technology and products of well established companies, there can be no guarantee that the marketplace will readily adopt any such new technology and products that we may introduce in the future.

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

Our future effective tax rates could be adversely affected by various internal and external factors. These factors include, but are not limited to, earnings or losses being different than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates; changes in the valuation of our deferred tax assets and liabilities; establishing or changing our valuation allowance; or changes in tax laws or interpretations thereof; changes in tax rates, future levels of research and development spending, and changes in overall levels of pretax earnings. Any new interpretative accounting guidance related to accounting for uncertain tax positions could adversely affect our tax provision.

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

Maintaining a strong patent position is critical to our business. Litigation on these matters has been prevalent in our industry and we expect that this will continue. Patent law relating to the scope of claims in the technology fields in which we operate is still evolving and the extent of future protection is highly uncertain, so there can be no assurance that the patent rights that we have or may obtain will be valuable. Others have filed, and in the future are likely to file, patent applications that are similar or identical to ours or those of our licensors. To determine the priority of inventions, we will have to participate in interference proceedings declared by the United States Patent and Trademark Office that could result in substantial costs in legal fees and could substantially affect the scope of our patent protection. We cannot assure investors that any such patent applications will not have priority over our patent applications. Also, our intellectual property may be subject to significant administrative and litigation proceedings such as opposition proceedings against our patents in Europe, Japan and other jurisdictions. Because of the size and breadth of our patent portfolio we may or may not chose to pursue litigation or interferences against those that have infringed on our patents, or used them without authorization, due to the associated expense and time commitment of monitoring these activities.  In addition, we have incurred and may in future periods incur substantial costs in litigation to defend against patent suits brought by third parties or initiated by us. For example, we currently are engaged in litigation regarding intellectual property rights with Enzo Life Sciences, Inc. For additional information concerning intellectual property litigation and administrative proceedings, see Part II, Item 1, Legal Proceedings, of this Form 10-Q.  If we fail to protect or to enforce our intellectual property rights successfully, our competitive position could suffer, which could harm our results of operations.

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

We have previously engaged in acquisitions and may do so in the future in order to exploit technology or market opportunities. If we acquire another company, we may not be able to successfully integrate the acquired business into our existing business in a timely and non-disruptive manner, or at all. Furthermore, an acquisition may not produce the revenues, earnings or business synergies that we anticipate. If we fail to integrate the acquired business effectively, commercialize the acquired technology, or if key employees of that business leave, the anticipated benefits of the acquisition would be jeopardized. The time, capital management and other resources spent on an acquisition that fails to meet our expectations could cause our business and financial condition to be materially and adversely affected. For example, on October 21, 2005, we completed the acquisition of ParAllele BioScience, Inc. We may not realize the anticipated benefits of the acquisition because of integration and other challenges which include, among others, unanticipated incompatibility of corporate and administrative infrastructures, the ability to retain key employees, including key scientists, the diversion of management’s attention from ongoing business concerns, and the potential adverse reaction of customers to the merger or resulting changes to the combined company’s product and services offerings. In addition, acquisitions can involve substantial charges of stock based compensation that could adversely affect our results of operations.

The market price of our common stock has been volatile.

The market price of our common stock is volatile. To demonstrate this volatility, during the twelve-month period ending on September 30, 2006, the volume of our common stock traded on any given day ranged from 215,200 to 12,591,300 shares. Moreover, during that period, our common stock traded as low as $17.50 per share and as high as $52.44 per share.

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

November 9, 2006

AFFYMETRIX, INC.
EXHIBIT INDEX
SEPTEMBER 30, 2006

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