Form 10-K
period 2006-12-31
AFFYMETRIX INC
filed 2007-03-01
CIK 913077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER 0-28218

AFFYMETRIX, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	77-0319159
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
3420 CENTRAL EXPRESSWAY SANTA CLARA, CALIFORNIA	95051
(Address of principal executive offices)	(Zip Code)

(408) 731-5000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	The Nasdaq Global Market
Preferred Stock Purchase Rights	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant at June 30, 2006, based on the closing price of such stock on the Nasdaq Global Market on such date, was approximately $936 million. The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding on February 20, 2007, was 68,213,103.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Proxy Statement to be filed in connection with the 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated.

AFFYMETRIX, INC.

FORM 10-K
DECEMBER 31, 2006

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

Narrative Description of Business

Overview

We are engaged in the development, manufacture, sale and service of consumables and systems for genetic analysis in the life sciences and clinical healthcare markets and are recognized as a market leader in creating breakthrough tools that are advancing our understanding of the molecular basis of life. The markets for our products currently include all aspects of molecular biology research in the life sciences, including basic human disease research, genetic analysis, pharmaceutical drug discovery and development, pharmacogenomics (research relating to how a person’s genes affect the body’s response to drug treatments), toxicogenomics (research relating to the measurement of gene expression as a predictor of toxicity) and molecular diagnostics. Our integrated GeneChip® microarray platform includes: disposable DNA probe arrays (chips) consisting of nucleic acid sequences set out in an ordered, high density pattern, certain reagents for use with the probe arrays, a scanner and other instruments used to process the probe arrays, and software to analyze and manage genomic or genetic information obtained from the probe arrays. Related microarray technology also offered by us includes licenses for fabricating, scanning, collecting and analyzing results from complementary technologies.

Our business strategy is to capitalize on our leadership position in the DNA microarray field by marketing our GeneChip® technologies to customers based on two central applications: gene expression monitoring and DNA variation detection. Due to the novel, massively parallel approach to studying biological systems that GeneChip® technology enables, numerous discoveries across many disciplines have already been made, as evidenced by the over 7,000 peer-reviewed publications that have cited GeneChip® technology. The application of GeneChip® technologies for diagnosing and guiding treatment of disease is an emerging market opportunity that seeks to improve the effectiveness of health care by collecting information about DNA variation and RNA expression in patients at various times from screening and diagnosis through prognosis and throughout therapeutic monitoring. We currently sell our products directly to pharmaceutical, biotechnology, agrichemical, diagnostics and consumer products companies as well as academic research centers, government research laboratories, private foundation laboratories and clinical reference laboratories in North America and Europe. We also sell our products through life science supply specialists acting as authorized distributors in Latin America, India, the Middle East and Asia Pacific regions, including China.

In March 1992, Affymetrix, Inc. was incorporated in California as a wholly-owned subsidiary of Affymax N.V. (Affymax) and we have continued our business and operations as Affymetrix. We completed our initial public offering in June 1996 and in September 1998 we reincorporated as a Delaware corporation. Our headquarters and principal research and development facilities are located in Santa Clara, California, and we maintain facilities in West Sacramento, California (probe array manufacturing), Sunnyvale, California (administration and array research and development), Emeryville, California (bioinformatics and software development), South San Francisco, California (manufacturing and research and development), Bedford, Massachusetts (instrument development and manufacturing), Singapore (probe array manufacturing, administration, and sales), China (representative office), and additional sales offices in the United Kingdom, Singapore, and Japan.

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

While scientists are learning more and more about the functions of genes and their variability, there is a great deal more to discover. We believe that the efforts of science to understand the complexities of gene expression, the interaction of genes with our environment and the role of genes in disease and health will continue to provide growth opportunities for our existing gene expression and DNA analysis products, and will continue to create new opportunities in clinical medicine. Toward this end we have partnered with the National Cancer Institute to assemble the first complete map of the human transcriptome (a catalog of all of the RNA transcripts made by the genome). This ongoing effort has already led to the discovery of many novel protein coding and non-protein coding sequences that we have started to include in some of our new products. This effort is also prompting continued development of our sample preparation, array, instrumentation and data analysis technologies.

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

Products

Overview

Our products form an integral part of our GeneChip® system that is designed for use by pharmaceutical, biotechnology, agrichemical, diagnostics and consumer products companies, as well as academic research centers, private and government research foundations and clinical reference laboratories. The GeneChip® system consists of several integrated components: disposable probe arrays containing genetic information on a chip, reagents for extracting, amplifying and labeling target nucleic acids, a fluidics station for introducing the test sample to the probe arrays, a hybridization oven for optimizing the binding of samples to the probe arrays, a scanner to read the fluorescent image from the probe arrays, and software to analyze and manage the resulting genetic information. The function of each single-stranded sequence on the GeneChip® probe array is to bind to its complementary single strand of DNA or RNA from a biological sample. Each unique sequence feature on the GeneChip® probe array contains multiple copies of the same single strand of DNA. The nucleic acid (DNA or RNA) to be tested is isolated from a sample, such as blood or biopsy tissue, amplified and fluorescently labeled by one of several standard biochemical methods. The test sample is then washed over the probe array, where the now labeled individual nucleic acid sequences that represent the genetic content or expressed genes of the sample hybridize to their complementary sequences bound on the array. When scanned by a laser, which is part of the scanner instrument, the test sample generates a fluorescent signal. The locations where a fluorescent signal is detected by an optical detection system on the scanner instrument correspond to sequences complementary to the test sample. Sequence variation, or the quantification of specific sequences of nucleic acids in the sample, can be determined by detecting the relative strength of these signals since the sequence and position of each complementary DNA probe on the probe array is known. The combination of a particular GeneChip® probe array, together with an optimized set of reagents and a user protocol describing how to carry out the procedure, is referred to as an “assay.”

We currently market products for two principal applications: monitoring of gene or exon expression levels and investigation of genetic variation (DNA analysis including single nucleotide polymorphism (SNP) genotype analysis and resequencing). Our GeneChip® expression monitoring arrays enable our customers to qualitatively and quantitatively measure gene or exon expression levels in a number of frequently studied organisms. Our catalog GeneChip® expression arrays are available for the study of human, rat, mouse and a broad range of other mammalian and model organisms. Human, mouse and rat exon analysis arrays are also available. Additionally, we market CustomExpress™, CustomSeq™ and NimbleExpress™ products, which enable our customers to design their own custom GeneChip® expression arrays or sequence arrays for organisms of interest to them. Our GeneChip® DNA analysis arrays and variant detection systems are available to enable researchers to perform high throughput polymorphism analysis and to carry out large scale resequencing (comparing the DNA sequence of multiple samples against a known reference sequence, e.g. the published human genome sequence). With its unique, parallel analysis capability, GeneChip® technology enables our customers to perform accurate and cost-effective genetic analysis, using minute amounts of sample DNA, in their own laboratories on a scale that was previously only possible in specialist high throughput centers.

In addition, we believe that genetic analysis and testing products will be a core component in the area of clinical research and molecular diagnostic applications. We are developing our GeneChip® system for clinical research and diagnostic analysis of both gene expression and DNA analysis. The GeneChip® System 3000Dx (GCS3000Dx) is the first microarray instrumentation system for molecular diagnostic laboratories. The GCS3000Dx is 510(k) cleared and CE marked for in vitro diagnostic use in conjunction with the Roche Diagnostics AmpliChip CYP450 Test. The AmpliChip CYP450 Test is the first microarray based diagnostic test and the first product to be released through the Powered by Affymetrix™ Program.

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

Gene Expression Monitoring Arrays

Gene expression monitoring is a valuable tool for identifying correlations between genes, determining their biological functions and identifying patterns that might be useful in classifying diseases. To monitor gene expression, we design and manufacture probe arrays with single-stranded DNA molecules that are complementary to sequences within genes or exons of interest. By synthesizing specific probes for multiple genes or exons on a single probe array, we enable researchers to quickly, quantitatively and simultaneously monitor the expression of a large number of genes or exons of interest. By monitoring the expression of such genes under different conditions and at different times, researchers can use the probe arrays to understand the dynamic relationship between gene expression and biological activity. We believe such information will be an important tool in understanding gene function and for the development of new drugs and diagnostic tools. Increasingly, clinical research is showing that gene expression patterns in tissue samples, particularly those from cancerous tissues, can be used to characterize disease sub-types and hopefully to predict therapeutic responses and likely outcomes.

The range of GeneChip® Expression products is described below:

•       Standard Expression Monitoring Arrays.   We are currently selling a portfolio of standard expression monitoring GeneChip® arrays. Our current offering of standard arrays includes products that monitor the expression of the majority of full-length and partial gene sequences contained in publicly available sequence databases, which correspond with human, mouse, rat, canine, Drosophila melanogaster (fruit fly), Xenopus laevis (frog), Danio rerio (zebrafish), Saccharomyces cerevisiae (yeast), Escherichia coli (bacteria), Pseudomonas aeruginosa (bacteria), Plasmodium falciparum (malarial parasite), Anopheles (mosquito vector of malaria) and Arabidopsis thaliana (plant) organisms.

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

•       GeneChip® Exon Arrays.   Our exon arrays combine a novel array design strategy with the highest-density array manufacturing capability to provide for the first time, exon-level expression profiling at the whole-genome scale on a single array. The arrays offer new dimensions for researchers to explore the genome so they can investigate global expression of individual exons to uncover and document novel alternative splicing events. They can also obtain more direct comparative genomic information and combine genome-wide exon-level expression data with sequence information to reveal the phenotypic splicing patterns resulting from genetic variations.

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

DNA Analysis Arrays

As genes and regulatory regions in the human genome are mapped, identified, and sequenced, the value of understanding the variability of sequences among individuals increases. Researchers seek to determine the normal sequence of the gene, which mutations or polymorphisms exist in a population, and whether these variations correlate with a disease or other aspect of the human condition. Studies of the genetics of complex diseases have historically been challenging due to the high costs of sequencing or genotyping of large numbers of affected and unaffected individuals. Genetic variation also impacts how individuals respond to therapeutics. The study of these effects is known as pharmacogenetics. This is part of the broader field of pharmacogenomics, which seeks to understand how the overall composition and expression of the genome affects therapeutic response, drug efficacy and the incidence of adverse side effects to therapy. We believe pharmacogenomics will become increasingly important both in clinical drug trials and patient care. By using our resequencing and genotyping technologies, we believe that our GeneChip® probe arrays could significantly reduce the cost and time required for high-volume polymorphism analysis, which is currently performed through more labor-intensive techniques.

We have initiated product research and development efforts on several genetic analysis probe arrays and variant detection analysis systems and formed collaborations to accelerate the development of our genotyping products. For additional information concerning these efforts and collaborations see the sections of this Form 10-K entitled “Research and Development” and “Our Collaborative Partners.” We currently market the following DNA analysis products:

•       SNP 5.0 Array.   The new single-chip SNP 5.0 Array was made available as a limited release in December 2006 and was commercially launched in February 2007. The new array features single nucleotide polymorphisms (SNPs) from the original two-chip 500K Array Set, as well as more than 420,000 additional probes designed to measure other genetic differences, such as copy number variation. At the time of the commercial launch of the SNP 5.0 Array, Affymetrix software does not support the analysis of these additional probes. The SNP 5.0 Array gives researchers a significant increase in information above the original 500K Array Set for the same price, while reducing the array processing time. The Affymetrix SNP 5.0 Array was developed in collaboration with the Broad Institute of Harvard and the Massachusetts Institute of Technology to better identify and understand the genetic variations associated with complex diseases such as autism, autoimmunity, bipolar disease, cancer, diabetes and heart disease.

•       GeneChip® Human Mapping 500K Set.   The Mapping 500K Set is the third product in a family of tools for large scale genome-wide genotyping using a simple, scalable, one-primer assay. The 500K Set genotypes over 500,000 SNPs on a two array set. The 500K Set is enabling novel genetic experiments (called genome-wide association studies) to understand the genes involved in complex disease and drug response using real-world disease populations. Researchers have for many years sought to study major diseases in unrelated populations, but the information density (hundreds of thousands of markers) and experiment size (hundreds or thousands of samples) made these experiments unaffordable. The 500K Set is the first and market leading product in making large scale whole genome analysis cost effective.

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

•       Targeted Genotyping Products.   We offer a variety of targeted genotyping products for the analysis of between 1,500 and 20,000 SNPs per sample, using a highly multiplexed assay for use with GeneChip® Universal Tag Arrays. This innovative assay enables customers to genotype selected SNPs in a single assay with only one primer per SNP. We offer the widest variety of standard panels of pre-selected SNPs for major diseases (e.g., inflammatory disease), model organisms (e.g., mouse), and specific applications (e.g., drug metabolizing enzymes). This assay and the products offered through this product line represent the technology and products acquired through the ParAllele acquisition described elsewhere in this report.

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

•       FoodExpert-ID assay.   bioMérieux has developed and is commercializing the GeneChip® based FoodExpert-ID assay under an industrial license and supply agreement with Affymetrix. The FoodExpert-ID assay detects and identifies, in parallel, DNA sequences from 40 different commercially relevant animal species (and the classes: mammal, fish, bird) in raw and processed food products and in animal feed samples. The FoodExpert-ID assay offers a reliable and sensitive method of authenticating food and animal feed that can be integrated into routine use. The final report of the FoodExpert-ID assay is a permanent record of the vertebrate animal species composition of a food or animal feed product verified by a DNA signature and can be considered as a “product identity card”. We manufacture the GeneChip® array, the most critical component of the FoodExpert-ID assay, and it is marketed by bioMérieux as part of our “Powered by Affymetrix” business model.

Access Programs for Our GeneChip® Arrays

We offer a variety of sales programs for our gene expression monitoring and DNA analysis arrays, tailored to the needs of industrial, biotech and academic/government customers.

Reagents for Our GeneChip® Systems

We offer target labeling and control reagents for use with GeneChip® expression analysis and GeneChip® DNA analysis arrays.

For our gene expression analysis, we offer the following reagents:   3’ In Vitro Transcription—One-Cycle Target Labeling and Control Reagents, Two-Cycle Target Labeling and Control Reagents, HT One-Cycle Target Labeling and Controls Kit, for use with the GeneChip® Array Station, and GeneChip® Hybridization, Wash, and Stain Kit; Blood RNA Concentration Kit and Globin-Reduction RNA Controls; Whole Transcript Analysis—For use with Exon and Tiling Arrays—GeneChip® WT Sense Target Labeling and Control Reagents, GeneChip® WT cDNA Synthesis and Amplification Kit, GeneChip® WT Terminal Labeling Kit, GeneChip® WT Double-Stranded cDNA Synthesis Kit, GeneChip® WT Amplified Double-Stranded cDNA Synthesis Kit, GeneChip® WT Double-Stranded DNA Terminal Labeling Kit, and GeneChip® Hybridization, Wash, and Stain Kit; Prokaryotic—For use with Prokaryotic Arrays—Control Oligo B2, 3nM, DNA Labeling Reagent, Poly-A RNA Control Kit, and GeneChip® Hybridization, Wash, and Stain Kit.

For our DNA analysis, we offer the following reagents:   Control Oligo F1, GeneChip® Application-Specific Fixed Assays, GeneChip® Custom SNP Kits and Resequencing Assay Kit.

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

Invitrogen Corporation.   In November 2003 we signed a collaboration and supply agreement to develop and market a new line of GeneChip® brand expression reagents including two new cDNA Synthesis Kits. Both of the new cDNA Synthesis Kits were developed in collaboration with Invitrogen and contain Invitrogen’s industry-leading SuperScript™ reverse transcriptase (RT). These reagents have been optimized for use with Affymetrix GeneChip® technology, offering a standardized target preparation system that is easier to use and will help customers produce more robust and consistent array results. The One-Cycle cDNA Synthesis Kit offers reagents for standard target labeling. This protocol has been used by the majority of Affymetrix customers already, but the new kit provides improved configuration and greater convenience. The Two-Cycle cDNA Synthesis Kit offers customers a streamlined procedure for preparing samples using a small amount of material, such as biopsy or laser capture dissected samples. This agreement was extended for two additional years in May 2005.

DNA Analysis

Perlegen Sciences, Inc.   In March 2001, we contributed to Perlegen the rights to use certain intellectual property with no cost basis and received from Perlegen the rights to use and commercialize certain data generated by Perlegen in the array field. Using access to whole-wafer technology developed by Affymetrix, Perlegen focuses on identifying the millions of genetic variations (known as single nucleotide polymorphisms or “SNPs”) among individuals, and finding patterns in those variations that might be predictive of disease susceptibility or drug response. In January 2003, we obtained accelerated access to Perlegen’s SNP database which was used to help develop our Mapping 500K Array Set and will also be used in future products. In addition, our collaborative arrangement with Perlegen provides us with access and commercialization rights to certain whole genome technologies, including 248,000 chip-optimized assays covering the genome that we intend to make available to our customers for use in resequencing and genotyping. For additional information concerning our relationship with Perlegen, including our ownership interest in Perlegen, our collaborative relationship with Perlegen and existing relationships between certain of our directors and officers and Perlegen, see Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 12 to our Notes to Consolidated Financial Statements of this Form 10-K.

Molecular Diagnostics

bioMérieux, Inc.   In September 1996, we entered into a collaborative development agreement and associated supply agreement for probe arrays with bioMérieux, Inc. (“bioMérieux”) to identify the species and drug resistance profiles of bacteria causing human infection. As part of the collaboration, bioMérieux is developing molecular diagnostic tests which incorporate these probe arrays. Under the terms of the agreements, bioMérieux provided research and development support and made payments to us upon achievement of certain milestones. In addition, bioMérieux pays specified prices for the supply of probe arrays and royalties on any resulting product sales. In December 1997 and January 1998, we expanded the collaboration with bioMérieux to include the non-exclusive development of DNA probe arrays for molecular diagnostic tests in the fields of virology and food and industrial testing. In March 2003, the collaboration agreement was amended in order to reinstate bioMérieux’s licenses and in March 2005, the collaboration was further expanded to include breast cancer. bioMérieux has launched the FoodExpertID array under this collaboration. See Item 1, Business: “DNA Analysis Products Powered by Affymetrix™” on this Form 10-K.

F. Hoffmann-La Roche Ltd.   In February 1998, we entered into a non-exclusive collaborative development agreement with F. Hoffmann-La Roche Ltd. (“Roche”) to initially develop human probe array-based diagnostic products. Under the terms of the agreement the parties are collaborating to develop mutually agreed upon arrays, as well as associated instrumentation, software, and reagents. In January 2003, we expanded our collaboration with Roche by granting Roche access to our GeneChip® technologies to develop and commercialize GeneChip® diagnostic laboratory tests for DNA analysis, genotyping and resequencing applications, as well as for RNA expression analysis, in a broad range of human disease areas. Using our GeneChip® technologies, Roche intends to develop and market diagnostic tests for diseases such as cancer and osteoporosis and cardiovascular, metabolic, infectious and inflammatory diseases. Affymetrix and Roche believe that developing targeted microarray expression profiles for cancer, plus genotyping and resequencing profiles for other diseases will enable the creation and commercialization of novel standardized diagnostic solutions. These solutions ultimately will allow physicians to better diagnose and treat human disease. Under the terms of the collaborative agreement, Roche paid us an access fee of $70 million and the agreement also includes a broad range of other compensation payable by Roche to Affymetrix throughout the life of the agreement based on royalties on sales of diagnostic kits and milestone payments for technical and commercial achievements. As part of the agreement, Affymetrix will manufacture and supply Roche with microarrays and related instrumentation based on Affymetrix’ GeneChip® platform. In 2003, Roche launched the AmpliChip® CYP450 array product initially for research use only, but in late 2004 obtained CE marking and FDA regulatory approvals of the product for in-vitro diagnostic use.

The parties amended the collaborative development agreement in December 2006. Under the terms of the amendment, Roche is relieved of certain future license installment payments that would have been payable by Roche to Affymetrix under the agreement beginning in 2008, Affymetrix is relieved of certain “most favorable terms and conditions” obligations to Roche, and Roche has agreed to pay to Affymetrix additional milestone payments related to future commercial achievements. The license agreement is subject to Roche’s option to terminate on December 31, 2010 or any time on or after December 31, 2015, with one year’s prior notice. As part of the arrangement between the parties, Affymetrix will continue to manufacture and supply Roche with microarrays and related instrumentation based on Affymetrix’ GeneChip® platform.

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

Sysmex Corporation.   In December 2006, we entered into two agreements with Sysmex Corporation of Kobe, Japan, to distribute, develop and market in-vitro diagnostic tests. A Clinical Development and Marketing Agreement grants Sysmex exclusive rights to distribute Affymetrix’ diagnostic microarray products and instrumentation in Japan with the opportunity to expand into certain Asia Pacific countries. In addition, a Powered by AffymetrixTM agreement gives Sysmex non-exclusive access to Affymetrix microarray technology to develop and market in-vitro diagnostic tests on a worldwide basis. Sysmex will carry out all registration, sales and customer support activities for the diagnostic instrumentation, array and reagent products as the Affymetrix distributor for Japan. The Powered by AffymetrixTM agreement enables Sysmex to incorporate Affymetrix’ patented arrays into its diagnostic products. It is expected that the resulting microarray-based tests will enable clinicians to provide more efficient and complete methods to diagnose, classify and manage these disorders.

Other Collaborations

Broad Institute of Harvard and the Massachusetts Institute of Technology.   In September 2004, we entered into a supply and research collaboration agreement with the Broad Institute and Massachusetts

Institute of Technology. The agreement provides Affymetrix technology on preferential terms to the Broad Institute for applications development in return for the option to make commercial products available from the resulting research. The collaboration is focused on whole genome SNP analysis and high throughput expression analysis. The Affymetrix SNP 5.0 Array was developed in collaboration with the Broad Institute to better identify and understand the genetic variations associated with complex diseases such as autism, autoimmunity, bipolar disease, cancer, diabetes and heart disease.

National Cancer Institute.   In January 2001, we entered into a collaboration agreement with the National Cancer Institute on a human transcriptome initiative which seeks to construct maps locating the sites of RNA transcription across the entire human genome using high-density whole-genome tiling arrays interrogating at resolutions and throughput rates never before attempted. The transcriptome is defined as the complete collection of transcribed elements of the genome. In addition to well characterized protein coding transcripts, it also represents non-coding RNAs that are used for structural and gene regulatory purposes. Alterations in the structure or levels of expression of any one of these RNAs or their proteins could contribute to disease. An understanding of the transcriptome may provide valuable insights in the research for novel drugs. We have made the data from this initiative freely available to the public databases located at the National Cancer Institute, UC Santa Cruz, GeneExpress, and Affymetrix public websites. This collaboration was extended during fiscal 2003 through mid 2007 to complete the transcript mapping of the entire human genome. In addition to studies performed to detect sites of transcription our technology has been used to map sites of binding by transcription factor regulatory elements, modication of chromatin proteins and DNA and genomic origins of DNA replication.

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

CapitalBio Corporation, Beijing China.   In December, 2005 we entered into an agreement with CapitalBio Corporation to develop and manufacture certain advanced instrumentation for Affyemtrix microarray processing. This agreement was amended in December 2006 to expand the scope of our original instrumentation Development and Supply Agreement. The new agreement establishes a basis for CapitalBio to complete the development of the instrumentation. As part of the agreement, CapitalBio was also granted limited marketing and distribution rights for the instrumentation and associated consumables within China.

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

In North America and major European markets, our GeneChip® products are marketed principally through our own sales and distribution organizations. We own or lease sales and service offices in the United States, Europe, Japan and Singapore. In markets outside of North America and Europe, we sell our GeneChip® products principally through third party distributors, primarily in Mexico, India, the Middle East and Asia Pacific, including China. These distributors are life science supply specialists within their own countries and operate as our sole distributors within a defined country or other geographic area.

For molecular diagnostic and industrial applications market opportunities, we supply our partners with arrays and instruments, which they incorporate into diagnostic products and take on the primary commercialization responsibilities. Current collaborative partners include Roche, bioMérieux, Veridex, a Johnson & Johnson company and Sysmex. For additional information concerning our collaborative partners, see Note 5 of Notes to Consolidated Financial Statements: “Collaborative Agreements” and Item 1, Business: “Our Collaborative Partners” on this Form 10-K.

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

We are currently manufacturing GeneChip® probe arrays for sale to customers as well as for internal and collaborative purposes. Probe arrays are manufactured at our dedicated manufacturing facility located in West Sacramento, California and in our new manufacturing facility in Singapore. We also maintain a manufacturing process engineering and development facility in Santa Clara, California, and a manufacturing and development facility in Bedford, Massachusetts to support our instrumentation products. In September 2006, we announced our plan to close our Bedford, Massachusetts based instrumentation manufacturing and development facility. We plan to consolidate the Bedford facility’s instrument manufacturing operations with our probe array manufacturing facility in West Sacramento, California. Our instrumentation development capabilities will be consolidated with our principal research and development facilities located in Santa Clara, California. Implementation of the plan began in the fourth quarter of 2006 and is expected to continue into the first half of 2007 and will eliminate or transfer certain positions. See Note 3 of Notes of the Consolidated Financial Statements on this Form 10-K.

All of our commercial instrument and array manufacturing facilities comply with Good Manufacturing Practices as a subset of the Quality System Regulation (21 CFR 820). In 2006, we added capacity to our West Sacramento facility and brought on line and qualified a dedicated GeneChip® probe array manufacturing facility located in Singapore. This facility is fully operational and expected to ramp to high volume production in 2007. In addition, we have put in place the capability to rapidly add incremental capacity if required by demand. See Item 7. Off-Balance Sheet Arrangements and Aggregate Contractual Obligations for further information.

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

We perform quality tests on in-house and third party reagents at our Santa Clara facility to verify performance of reagent components and assembled reagent kits. We have qualified second source vendors for labeling reagents and oligonucleotides. We perform manufacturing and quality control testing on certain of our reagents at our South San Francisco facility. We also perform services to run certain of our assays on customer samples at our South San Francisco facility.

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

Research and Development

We believe a substantial investment in research and development is essential to a long-term sustainable competitive advantage and critical to expansion into high-value markets such as toxicogenomics, pharmacogenomics, and molecular diagnostic and applied testing applications. Our research and development effort is divided into the major areas of basic research, product research and development, and manufacturing process development. Our research and development expenses for the years ended December 31, 2006, 2005 and 2004, were $86.3 million, $77.4 million and $73.4 million, respectively. In addition, on October 21, 2005, we recorded a charge of approximately $8.3 million to acquired in-process technology related to our acquisition of ParAllele BioScience, Inc. (“ParAllele”), a provider of comprehensive genetic discovery solutions to the life science research, pharmaceutical and diagnostic sectors.

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

There are a significant number of United States and foreign patents and patent applications in our areas of interest, and we believe that there will continue to be significant litigation in the industry regarding patent and other intellectual property rights. Others have filed, and in the future are likely to file, patent applications that are similar or identical to ours or those of our licensors. It may be necessary for us to enter into litigation to defend against or assert claims of infringement, to enforce patents issued to us, to protect trade secrets or know-how owned by us or to determine the scope and validity of the proprietary rights of others. To determine the priority of inventions, it may be necessary for us to participate in interference proceedings declared by the United States Patent and Trademark Office. Litigation or interference proceedings could result in substantial costs to and distraction from our core business and our efforts in respect to such proceedings may not be successful. For further information, see Item 3: Legal Proceedings.

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

In the gene expression monitoring and DNA analysis fields, existing competitive technologies include gel-based sequencing using instruments provided by companies such as Applied Biosystems, Inc. (an Applera company), and Beckman Coulter, Inc.. Other companies developing or marketing potentially competitive DNA array technology include: Agilent Technologies, Inc., Applied Biosystems, Inc., BD Biosciences, Clontech, CombiMatrix Corporation, Digital Gene Technologies, Inc., Illumina, Inc., Invitrogen Corporation (formerly Xeotron, Inc.), Molecular Devices, Inc. (formerly Axon Instruments, Inc.), Nanogen, Inc., NimbleGen Systems, Inc., Sequenom, Inc., Solexa, Inc. (formerly Lynx Therapeutics, Inc.), and Visible Genetics, Inc.. For example, companies such as Agilent Technologies, Inc., Applied Biosystems, Inc., and Illumina, Inc. have products for DNA analysis which are directly competitive with our GeneChip® Mapping Array products. In order to compete against existing and emerging technologies, we will need to be successful in demonstrating to customers that the GeneChip® system provides a competitive advantage.

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

Future competition in existing and potential markets will likely come from existing competitors as well as other companies seeking to develop new technologies for sequencing and analyzing genetic information. In addition, pharmaceutical and biotechnology companies have significant needs for genomic information and may choose to develop or acquire competing technologies to meet these needs. We have significantly expanded our network of approved service providers in America, Japan, Europe, and China. While these companies expand the reach of Affymetrix technology and make its analytical power available to a wider base of users they may act as a substitute for outright purchase of instruments and arrays by those end users. In the molecular diagnostic field, competition will likely come from established diagnostic companies, companies developing and marketing DNA probe tests for genetic and other diseases, and other companies conducting research on new technologies to ascertain and analyze genetic information. In addition, we have several other third party licensees that could offer products that compete with our product offerings.

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

Employees

As of February 20, 2007, we had 1,128 full-time employees. The employee group includes chemists, engineers, computer scientists, mathematicians and molecular biologists with experience in the diagnostic products, medical products, semiconductor, computer software and electronics industries. None of our employees are represented by a collective bargaining agreement, nor have we experienced work stoppages. We believe that we maintain good relationships with our employees. Our success depends in large part on our ability to attract and retain skilled and experienced employees.

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

Financial Information About Geographic Areas

Our consolidated product and product related revenue from customers outside of the United States for fiscal years 2006, 2005, and 2004 was $168.0 million, $176.7 million and $159.2 million, or 51.9%, 50.5% and 48.1%, respectively, of our consolidated product and product related revenue. A summary of revenues from external customers attributed to each of our geographic areas for the fiscal years ended December 31, 2006, 2005 and 2004, is included in Note 18 of our Consolidated Financial Statements included in this report.

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

ITEM 1A.        RISK FACTORS

In evaluating our business, you should carefully consider the following risks, as well as the other information contained in this annual report on Form 10-K. If any of the following risks actually occurs, our business could be harmed.

We may not maintain profitability.

We incurred losses each year from our inception through the year ended December 31, 2003 and have incurred a loss for the year ended December 31, 2006. As a result, we had an accumulated deficit of $120.4 million at December 31, 2006. We expect to continue experiencing fluctuations in our operating results and cannot assure sustained profitability. Our losses have resulted principally from costs incurred in research and development, manufacturing and from selling, general and administrative costs associated with our operations.

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

•       competition

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

•       changes in the amounts or timing of government funding to companies and research institutions; and

•       changes in the attitude of the pharmaceutical industry towards the use of genetic information and genetic testing as a methodology for drug discovery and development.

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

Although we have taken steps to increase our manufacturing capacity, including the expansion of our existing West Sacramento, California probe array manufacturing facility and the development of a new probe array manufacturing facility in Singapore, there are uncertainties inherent in the expansion of our manufacturing capabilities. For example, manufacturing and product quality issues may arise at the new Singapore facility or as we increase production rates at our West Sacramento facility and launch new products. In addition, we base our manufacturing capabilities on our forecasted product mix for the quarter. If the actual product mix varies significantly from our forecast, we may not be able to fill some orders during that quarter, which could adversely impact our financial results. Difficulties in meeting customer, collaborator and internal demand could also cause us to lose customers or require us to delay new product introductions, which could in turn result in reduced demand for our products.

We manufacture our GeneChip® instrumentation products at our manufacturing facility in Bedford, Massachusetts. In the third quarter of 2006, we announced that we will be consolidating our Bedford instrumentation manufacturing facility with our probe array manufacturing facility in West Sacramento, California as part of our previously announced efforts to reduce expenses in the general and administrative functions including the rationalization of our facilities. The successful reorganization of our instrumentation manufacturing capabilities to our West Sacramento site will require regulatory approvals, including the registration of our West Sacramento site with the United States FDA, and is expected to be substantially completed by the third quarter of 2007. This transition is subject to risks and uncertainties that may cause interruptions in our ability to supply GeneChip® instrumentation products to our customers, which could result in lost revenue and seriously harm our business, financial condition and results of operations.

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

Our success depends on the continual development of new products and our ability to manage the transition from our older products to new products.

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

Future competition will likely come from existing competitors as well as other companies seeking to develop new technologies for analyzing genetic information. For example, companies such as Agilent Technologies, Applied Biosystems, and Illumina have products for genetic analysis which are directly competitive with our GeneChip® products. In addition, pharmaceutical and biotechnology companies have significant needs for genomic information and may choose to develop or acquire competing technologies to meet these needs. In the molecular diagnostics field, competition will likely come from established diagnostic companies, companies developing and marketing DNA probe tests for genetic and other diseases and other companies conducting research on new technologies to ascertain and analyze genetic information. Further, in the event that we develop new technology and products that compete with existing technology and products of well established companies, there can be no guarantee that the marketplace will readily adopt any such new technology and products that we may introduce in the future.

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

There have been new accounting pronouncements that may have an impact on our future financial position and results of operations. For instance, in July 2006, the FASB issued Interpretation No. 48,

“Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). Under FIN 48 a company would recognize the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. FIN 48 clarifies how a company would measure the income tax benefits from the tax positions that are recognized, provides guidance as to the timing of the derecognition of previously recognized tax benefits and describes the methods for classifying and disclosing the liabilities within the financial statements for any unrecognized tax benefits. FIN 48 also addresses when a company should record interest and penalties related to tax positions and how the interest and penalties may be classified within the income statement and presented in the balance sheet. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by us effective January 1, 2007. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to accumulated deficit as of the beginning of the period of adoption. We are currently evaluating FIN 48 and its possible impacts on our financial statements and are not yet in a position to determine such effects, if any.

Our effective tax rate may vary significantly.

Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions. Significant estimates and judgments are required in determining our worldwide provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations. The ultimate amount of tax liability may be uncertain as a result.

Certain jurisdictions have lower tax rates, and the amount of earnings in these jurisdictions may fluctuate. If we do not have profitable operations in these jurisdictions, our tax rate could be adversely impacted. Changes in tax laws and regulatory requirements in the countries in which we operate could have a material impact on our tax provision. To the extent that we are unable to continue to reinvest a substantial portion of our profits in our foreign operations, we may be subject to additional effective income tax rate increases in the future. Tax authorities may challenge the allocation of profits between our subsidiaries and we may not prevail in any such challenge. If we were not to prevail, we could be subject to higher tax rates or double tax.

We rely on our ability to project future taxable income to assess the likelihood that our net deferred tax asset will be realized. To the extent we believe that realization is not more likely than not, we establish a valuation allowance. Significant estimates are required in determining any valuation allowance to be recorded against our net deferred tax assets. Changes in the amount of valuation allowance required may adversely impact our financial results of operations.

Other factors that could affect our effective tax rate include levels of research and development spending and nondeductible expenses such as stock based compensation or merger related expenditures.

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

Our diagnostic clinical laboratory is subject to extensive federal and state regulation including the requirements of the Clinical Laboratory Improvement Act of 1988 (CLIA). CLIA is intended to ensure the quality and reliability of clinical laboratories in the United States by requiring all laboratories to meet specified standards in the areas of personnel qualification, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections. There can be no assurance that regulations under and future administrative interpretations of CLIA will not have an adverse impact on the potential market for our diagnostic clinical laboratory.

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

Maintaining a strong patent position is critical to our business. Litigation on these matters has been prevalent in our industry and we expect that this will continue. Patent law relating to the scope of claims in the technology fields in which we operate is still evolving and the extent of future protection is highly uncertain, so there can be no assurance that the patent rights that we have or may obtain will be valuable. Others have filed, and in the future are likely to file, patent applications that are similar or identical to ours or those of our licensors. To determine the priority of inventions, we will have to participate in interference proceedings declared by the United States Patent and Trademark Office that could result in substantial costs in legal fees and could substantially affect the scope of our patent protection. We cannot assure investors that any such patent applications will not have priority over our patent applications. Also, our intellectual property may be subject to significant administrative and litigation proceedings such as opposition proceedings against our patents in Europe, Japan and other jurisdictions. Because of the size and breadth of our patent portfolio we may or may not chose to pursue litigation or interferences against those that have infringed on our patents, or used them without authorization, due to the associated expense and time commitment of monitoring these activities. In addition, we have incurred and may in future periods incur substantial costs in litigation to defend against patent suits brought by third parties or initiated by us. For example, we currently are engaged in litigation regarding intellectual property rights with Enzo Life Sciences, Inc. For additional information concerning intellectual property litigation and administrative proceedings, see “Part I, Item 3: Legal Proceedings” of this Form 10-K. If we fail to protect or to enforce our intellectual property rights successfully, our competitive position could suffer, which could harm our results of operations.

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

We have previously engaged in acquisitions and may do so in the future in order to exploit technology or market opportunities. If we acquire another company, we may not be able to successfully integrate the acquired business into our existing business in a timely and non-disruptive manner, or at all. Furthermore, an acquisition may not produce the revenues, earnings or business synergies that we anticipate. If we fail to integrate the acquired business effectively, commercialize the acquired technology, or if key employees of that business leave, the anticipated benefits of an acquisition would be jeopardized. The time, capital management and other resources spent on an acquisition that fails to meet our expectations could cause our business and financial condition to be materially and adversely affected. For example, on October 21, 2005, we completed the acquisition of ParAllele BioScience, Inc. We may not realize the anticipated benefits of the acquisition because of integration and other challenges which include, among others, unanticipated incompatibility of corporate and administrative infrastructures, the ability to retain key employees, including key scientists, the diversion of management’s attention from ongoing business concerns, and the potential adverse reaction of customers to an acquisition or resulting changes to the combined company’s product and services offerings. In addition, acquisitions can involve substantial charges of stock based compensation that could adversely affect our results of operations.

The market price of our common stock has been volatile.

The market price of our common stock is volatile. To demonstrate this volatility, during the twelve-month period ending on December 31, 2006, the volume of our common stock traded on any given day ranged from 179,200 to 12,591,300 shares. Moreover, during that period, our common stock traded as low as $17.50 per share and as high as $48.00 per share.

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

During 2006, we conducted an internal review, performed under the direction of our Audit Committee of the Board of Directors, of our historical stock option granting practices from January 1, 1997 through May 31, 2006. As a result of this review, we restated our consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 to record additional non-cash stock-based compensation expense and the related tax impact resulting from stock options granted during fiscal years 1997 to 1999. We have been, and may in the future be, subject to litigation or other proceedings or actions arising in relation to our historical stock option granting practices and the restatement of our prior period financial statements. For example, three purported derivative lawsuits have been filed against us and several of our current and former officers and directors alleging that the defendants breached their fiduciary duty by backdating stock option grants, as well as violations of federal securities laws in connection with the dissemination of our financial and proxy statements, violations of Generally Accepted Accounting Principles, violations of Section 162(m) of the Internal Revenue Code and violations of state law including violation of the California Corporations Code. In addition, we have received notice from the Securities and Exchange Commission that it is conducting an informal inquiry into our stock option practices. Litigation and any potential regulatory proceeding or action may be time consuming, expensive and distracting from the conduct of our business. The adverse resolution of any specific lawsuit or any potential regulatory proceeding or action could have a material adverse effect on our business, financial condition and results of operations. Also, as a result of our delayed filing our Form 10-Q for the quarter ended June 30, 2006, we will be ineligible to register our securities on Form S-3 for sale by us or resale by others until we have timely filed all periodic reports under the Securities Exchange Act of 1934 for one year. We may use Form S-1 to raise capital or complete acquisitions, which could increase transaction costs and adversely affect our ability to raise capital or complete acquisitions of other companies during this period.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

The following chart indicates the facilities that we own or lease, the location and size of each such facility and their designated use.

Approximate
Location	Square Feet	Operation	Own or Lease (Expiration)
Bedford, MA	80,000 sq. ft.	R&D, Manufacturing, Administrative	Lease expires 2013
Emeryville, CA	11,000 sq. ft.	Software Development	Lease expires 2010
Osaka, Japan	710 sq. ft.	Administrative	Lease expires 2007
Santa Clara, CA	200,000 sq. ft.	R&D, Administrative	Lease expires 2013
Singapore	1,700 sq. ft.	Administrative	Lease expires 2007
	147,000 sq. ft	Manufacturing	Lease expires 2008
Sunnyvale, CA	31,000 sq. ft.	R&D	Lease expires 2008
	57,000 sq. ft.	Administrative	Lease expires 2010
Tokyo, Japan	11,000 sq. ft.	Administrative	Lease expires 2007
Wooburn Green, UK	10,000 sq. ft.	Administrative	Lease expires 2016
West Sacramento, CA	167,000 sq. ft.	Manufacturing	Own (land and building)
	10,000 sq. ft.	Clinical lab	Lease expires 2011
	3,800 sq. ft.	Warehouse	Lease expires 2007
Shanghai, China	4,000 sq. ft.	Administrative	Lease expires 2009
South San Francisco, CA	35,000 sq. ft.	R&D, Manufacturing, Administrative	Lease expires 2007

ITEM 3.                LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in “Item 8. Financial Statements and Supplementary Data—Note 13. Commitments and Contingencies” to the consolidated financial statements, and is incorporated by reference herein.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the year ended December 31, 2006.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Market under the symbol of AFFX. The following table sets forth, for the periods indicated, the low and high bid prices per share for our common stock as reported by the Nasdaq Global Market.

	Low	High
2005
First Quarter	$33.94	$45.47
Second Quarter	$42.18	$55.10
Third Quarter	$40.03	$59.73
Fourth Quarter	$42.19	$52.44
2006
First Quarter	$29.80	$48.00
Second Quarter	$25.60	$35.62
Third Quarter	$17.50	$26.26
Fourth Quarter	$20.27	$27.75

As of February 20, 2007, there were approximately 451 holders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company (“DTC”). All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and therefore are considered to be held of record by Cede & Co. as one shareholder.

No dividends have been paid on our common stock. We currently intend to retain all future earnings, if any, for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Performance Graph

The graph below compares the cumulative total return* on our common stock for the period commencing on December 31, 2001 and ending December 31, 2006 compared to the CRSP Total Return Index for the Nasdaq National Market (U.S. companies) and the CRSP Total Return Index for the Nasdaq Pharmaceutical Stocks (SIC 283).  The stock price performance shown on the graph below is not necessarily indicative of future price performance.

Comparison of Five-Year Cumulative Stockholder Return (*)

	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006
Affymetrix, Inc.	100.0	60.6	65.2	96.8	126.5	61.1
Nasdaq Stock Market (U.S. Companies)	100.0	69.1	103.4	112.5	114.9	126.2
Nasdaq Pharmaceuticals Stocks (SIC 283)	100.0	64.6	94.7	100.9	111.1	108.7

*       Assumes $100 invested on December 31, 2001 in our common stock and in each index listed above.  The total return for our common stock and the indices used assumes the reinvestment of dividends, even though dividends have never been declared on our common stock.

The information under the caption “Performance Graph” is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any filing of Affymetrix under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this 10-K and irrespective of any general incorporation language in such filings.

ITEM 6.                SELECTED FINANCIAL DATA

The following selected historical consolidated financial information has been derived from our audited consolidated financial statements. The balance sheet data as of December 31, 2006 and 2005 and statements of operations data for each of the three years in the period ended December 31, 2006 are derived from audited consolidated financial statements included in this Form 10-K. You should read this table in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2006	2005	2004	2003	2002
					(unaudited)
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue:
Product and product related revenue	$323,783	$350,190	$330,885	$280,780	$248,538
Royalties and other revenue	16,840	8,339	9,832	10,556	19,777
Revenue from Perlegen Sciences	14,694	9,073	5,245	9,460	21,559
Total revenue	355,317	367,602	345,962	300,796	289,874
(Loss) income from operations	(18,545)	57,413	59,719	15,820	1,191
Net (loss) income(1)	$(13,704)	$65,787	$47,608	$12,561	$(5,705)
Basic net (loss) income per common share	$(0.20)	$1.03	$0.79	$0.21	$(0.10)
Diluted net (loss) income per common share	$(0.20)	$0.96	$0.74	$0.21	$(0.10)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and available-for-sale securities	$247,752	$284,932	$205,715	$459,883	$361,458
Working capital	290,302	349,679	226,211	192,778	371,708
Total assets(2)	781,215	775,094	499,771	700,164	601,403
Long-term obligations(3)	134,662	139,790	153,845	166,586	380,222

(1)          In the third quarter of 2006, we initiated a restructuring plan (“the plan”) to better align certain of our expenses with our current business outlook. The primary focus of the plan was in the general and administrative functions and included rationalizing our facilities. In August 2006, we terminated certain employees in the selling, general and administrative functions. Additionally, in September 2006, we announced our plan to close our Bedford, Massachusetts based instrumentation manufacturing and development facility. We plan to consolidate the Bedford facility’s instrument manufacturing operations with our probe array manufacturing facility in West Sacramento, California. Our instrumentation development capabilities will be consolidated with our principal research and development facilities located in Santa Clara, California. Implementation of the plan began in the fourth quarter of 2006 and is expected to continue into the first half of 2007, will eliminate or transfer certain positions. We expect the closure of our Bedford, Massachusetts facility to be substantially complete by the third quarter of 2007.

During the third and fourth quarters of 2006, we recognized approximately $13.5 million of expense which was presented in a single line item labeled “restructuring” in our Statement of Operations.

(2)          On October 21, 2005, we completed the $122.4 million acquisition of ParAllele BioScience, Inc. (“ParAllele”), a provider of comprehensive genetic discovery solutions to the life science research, pharmaceutical and diagnostic sectors.

(3)          In September 1999, we issued $150.0 million principal amount of 5% convertible subordinated notes. In February 2000, we issued $225.0 million principal amount of 4.75% convertible subordinated notes.

In August 2001, we repurchased $5.0 million principal amount of the 4.75% notes for total consideration of $3.3 million. In connection with the transaction, we recorded an extraordinary gain of approximately $1.7 million in fiscal 2001 which was reclassified during fiscal 2002 to interest income and other, net in accordance with Financial Accounting Standard (“FAS”) 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” In December 2002, we repurchased $1.1 million principal amount of the 4.75% notes for total consideration of approximately $0.9 million. In connection with the transaction we recorded a gain of $0.2 million which is included in interest income and other, net. In the second quarter of 2003, we repurchased $53.4 million principal amount of our 4.75% convertible subordinated notes due in 2007 and $48.0 million principal amount of our 5.0% convertible subordinated notes due in 2006. In connection with these transactions, we recognized a net loss of approximately $1.0 million which was included in interest income and other, net. In December 2003, we issued $120.0 million principal amount of 0.75% senior convertible notes. In January 2004, we completed the redemption of our 5.0% notes ($102.0 million face value). In connection with the redemption, we recorded a charge of $3.2 million to interest expense in the first quarter of 2004, related to the unamortized issuance costs and redemption fee associated with the repurchased 5.0% notes. In February 2004, we also completed the redemption of our 4.75% notes ($165.5 million face value). In connection with the redemption, we recorded a charge of $4.9 million to interest expense related to the unamortized issuance costs and redemption fee associated with the repurchased 4.75% notes.

Included in long-term obligations in 2003 through 2006 is the long term portion of deferred revenue relating primarily to our collaboration agreement with Roche. In January 2003, we expanded our collaboration with Roche. Under the terms of the collaboration agreement, Roche paid us an up-front, nonrefundable license fee of $70.0 million. We are recognizing this amount as a component of product related revenue over the research and product development phase, which is expected to approximate five years.

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

We have determined that the cumulative, pre-tax, non-cash, stock-based compensation expense resulting from revised measurement dates for options granted between 1997 and 1999 was approximately $21.5 million. Accordingly, we recorded stock-based compensation expense of $0, $0, and $1.7 million for the years ended December 31, 2005, 2004 and 2003, respectively, and $19.8 million for the five years preceding 2003, based on the vesting periods of the respective grants. In addition, we recorded an income tax benefit of $8.3 million in 2005. Principally as a result of cumulative losses incurred through 2004, we recorded a full valuation allowance against all deferred tax assets for the years ended December 31, 2004 and 2003 and consequently, there is no income tax effect of the additional stock-based compensation expense recorded in those years. The cumulative effect of the restatement adjustments on our consolidated balance sheet at December 31, 2005 was an increase in additional paid-in capital of $21.5 million offset by an increase in the accumulated deficit of $13.2 million, which results in a net effect on stockholders’ equity of $8.3 million. The adjustments increased previously reported basic and diluted net income per common share by $0.13 and $0.12, respectively, for the year ended December 31, 2005 and decreased basic and diluted net income per common share by $0.03 for the year ended December 31, 2003 as reported on our Form 10-K/A for the year ended December 31 2005 and our quarterly report filed on Form 10-Q/A filed on August 30, 2006.

As part of our review, we assessed generally whether there were other matters that should have been corrected in our previously issued consolidated financial statements. Apart from the errors underlying the restatement described above, no other matters have come to our attention that should be adjusted in our previously issued consolidated financial statements.

Overview

We are engaged in the development, manufacture, sale and service of consumables and systems for genetic analysis in the life sciences and clinical healthcare markets and are recognized as a market leader in creating breakthrough tools that are advancing our understanding of the molecular basis of life. There are a number of factors that influence the size and development of our industry, including: the availability of genomic sequence data for human and other organisms, technological innovation that increases throughput and lowers the cost of genomic and genetic analysis, the development of new computational techniques to handle and analyze large amounts of genomic data, the availability of government and private funding for basic and disease-related research, the amount of capital and ongoing expenditures allocated to research and development spending by biotechnology, pharmaceutical and diagnostic companies, the application of genomics to new areas including molecular diagnostics, agriculture, human identity and consumer goods, and the availability of genetic markers and signatures of diagnostic value.

We have established our GeneChip® system as the platform of choice for acquiring, analyzing and managing complex genetic information. Our integrated GeneChip® platform includes disposable DNA probe arrays (chips) consisting of gene sequences set out in an ordered, high density pattern; certain reagents for use with the probe arrays; a scanner and other instruments used to process the probe arrays; and software to analyze and manage genomic information obtained from the probe arrays. We currently sell our products directly to pharmaceutical, biotechnology, agrichemical, diagnostics and consumer products companies as well as academic research centers, government research laboratories, private foundation laboratories and clinical reference laboratories in North America and Europe. We also sell our products through life science supply specialists acting as authorized distributors in Latin America, India, the Middle East and Asia Pacific regions, including China. Although we have achieved profitability for the three previous consecutive fiscal years, we incurred a net loss for fiscal 2006. The following overview describes a few of the key elements of our business strategy and our goals:

Increase top-line revenue growth.   We intend to increase our top-line revenue through the successful commercialization of our technologies and expansion of our customer base, including leveraging our technologies into new markets. We intend to expand the overall genotyping market opportunity by giving customers the highest possible genetic power for the dollar. We believe that this is a key competitive advantage and will drive commercial momentum by continuing to enable affordable, high-volume genotyping studies. We believe that this continued path toward higher information content and ever more cost-effective products will fuel market growth for years to come. In gene expression, we anticipate expanding the overall market by ensuring that customers have a clear path to clinical studies and the products to get them there. As we continue to enhance the functionality  and ease of use of our GeneChip® products, we aim to encourage our customers to expand their uses for our GeneChip® system, which we believe will create new market opportunities for us.

Improve operating efficiency.   We intend to leverage our expanded manufacturing capacity and decrease unit costs to improve our product gross margins. We will monitor our expenses closely to ensure our research and development and selling, general and administrative structures remain in line with our revenue growth.  In July 2006, we announced our intent to restructure our general and administrative cost structure, including rationalizing our facilities requirements in order to bring our operating expenses in line with our current business requirements. We began those efforts and have incurred charges of approximately $13.5 million in 2006 and saw a decrease in headcount related expenses in our general and administrative functions beginning in the fourth quarter of 2006. We expect to incur additional charges through the third quarter of fiscal 2007 of approximately $14.5 million related to this effort.

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

REVENUE RECOGNITION

We enter into contracts to sell our products and, while the majority of our sales agreements contain standard terms and conditions, there are agreements that contain multiple elements or non-standard terms and conditions. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes, and if so, how the value of the arrangement should be allocated among the deliverable elements, when and how to recognize revenue for each element, and the period over which revenue should be recognized. We recognize revenue for delivered elements only when the fair values of undelivered elements are known and customer acceptance, if required, has occurred. Changes in the allocation of the sales price between delivered to undelivered elements might impact the timing of revenue recognition, but would not change the total revenue recognized on any arrangement.

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

NON-MARKETABLE EQUITY SECURITIES

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

INCOME TAXES

Income tax expense is based on pretax financial accounting income. Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We must then assess the likelihood that the resulting deferred tax assets will be realized. To the extent we believe that realization is not more likely than not, we establish a valuation allowance. Significant estimates are required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance to be recorded against our net deferred tax asset. Some of these estimates are based on interpretations of existing tax laws or regulations. We believe that our estimates are reasonable and that our reserves for income tax related uncertainties are adequate. Various internal and external factors may have favorable or unfavorable effects on our future effective tax rate. These factors include, but are not limited to, changes in tax laws, regulations and/or rates, changing interpretations of existing tax laws or regulations, changes in the valuation of our deferred tax assets or liabilities, future levels of research and development spending, nondeductible expenses, changes in overall levels and geographical mix of pretax earnings and ultimate outcomes of income tax audits.

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

ACCOUNTING FOR STOCK-BASED COMPENSATION

Beginning January 1, 2006, we account for employee stock-based compensation in accordance with FASB Statement No. 123R, “Share-Based Payment” (“SFAS 123R”). Under the provisions of SFAS 123R, we estimate the fair value of our employee stock awards at the date of grant using the Black-Scholes option-pricing model, which requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates of the expected term, volatility and forfeiture rates of the awards. The expected stock price volatility assumption was determined using a combination of historical and implied volatility of our common stock. We determined that blended volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility. The estimate of these key assumptions is based on historical information and judgment regarding market factors and trends. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, we are likely to change our valuation assumptions used to value employee stock-based awards granted in future periods.

SFAS 123R requires that employee stock-based compensation costs be recognized over the requisite service period, or the vesting period, in a manner similar to all other forms of compensation paid to employees. Accordingly, in 2006, we recognized employee stock-based compensation of $1.4 million in cost of product sales, $3.7 million in research and development expense and $10.0 million in selling, general and administrative expenses, which includes approximately $1.1 million related to the modification of an executive officer’s stock option grant to increase the associated exercise period. We also incurred a charge of $7.5 million which was included in restructuring related to the modification of a research and development employee’s equity awards, all of which became fully vested under the terms of a prior severance agreement when he was involuntarily terminated as part of our cost reduction efforts. We adopted SFAS 123R on a modified prospective basis. As of December 31, 2006, $20.4 million of total unrecognized compensation cost related to non-vested stock options not yet recognized is expected to be allocated to cost of products sales and operating expenses over a weighted-average period of 1.6 years.

There was no stock-based compensation expense related to employee stock options recognized under SFAS 123R during the fiscal years prior to 2006.

RESTRUCTURING

We have recently engaged in, and may continue to engage in, restructuring actions, which require management to utilize significant estimates related to expenses for severance and other employee separation costs, lease cancellation, realizable values of assets that may become duplicative or obsolete, and other exit costs. If the actual amounts differ from our estimates, the amount of the restructuring charges could be materially impacted. For a full description of our restructuring actions, see Note 3.

RECENT ACCOUNTING PRONOUNCEMENT

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). Under FIN 48 a company would recognize the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. FIN 48 clarifies how a company would measure the income tax benefits from the tax positions that are recognized, provides guidance as to the timing of the derecognition of previously recognized tax benefits and describes the methods for classifying and disclosing the liabilities within the financial statements for any unrecognized tax benefits. FIN 48 also addresses when a company should record interest and penalties related to tax positions and how the interest and penalties may be classified within the income statement and presented in the balance sheet. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by us effective January 1, 2007. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to accumulated deficit as of the beginning of the period of adoption. We are currently evaluating FIN 48 and its possible impacts on our financial statements and are not yet in a position to determine such effects, if any.

RESULTS OF OPERATIONS

The following discussion compares the historical results of operations for the years ended December 31, 2006, 2005 and 2004.

PRODUCT SALES

The components of product sales are as follows (in thousands, except percentage amounts):

	Year ended December 31,			Dollar change from		Percentage change from
	2006	2005	2004	2005	2004	2005	2004
Probe arrays	$170,359	$197,949	$168,243	$(27,590)	$29,706	(14)%	18%
Reagents	43,283	42,428	31,744	855	10,684	2	34
Instruments	47,101	62,636	77,269	(15,535)	(14,633)	(25)	(19)
Total product sales	$260,743	$303,013	$277,256	$(42,270)	$25,757	(14)	9

Total product sales decreased in 2006 as compared to 2005. Probe array sales declined primarily due to a decrease of $25.4 million in revenue related to the reduction of the average selling price of our probe arrays primarily due to a decrease in the selling price of our current two-chip 500K genotyping product and a decrease of $2.2 million in revenue due to a decline in unit sales. Instrument sales decreased primarily due to a decrease of $9.7 million in revenue related to a decline in unit sales of our GeneChip® Scanner 3000, a decrease of $2.3 million due to a drop in unit sales of our GeneChip® Scanner 3000 high-resolution upgrades and a decrease of $3.2 million in unit sales of our automation equipment.

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

PRODUCT RELATED REVENUE

The components of product related revenue are as follows (in thousands, except percentage amounts):

	Year ended December 31,			Dollar change from		Percentage change from
	2006	2005	2004	2005	2004	2005	2004
Subscription fees	$7,237	$12,448	$20,669	$(5,211)	$(8,221)	(42)%	(40)%
Service and other	41,235	20,172	15,526	21,063	4,646	104	30
License fees and milestone revenue	14,568	14,557	17,434	11	(2,877)	—	(17)
Total product related revenue	$63,040	$47,177	$53,629	$15,863	$(6,452)	34	(12)

Total product related revenue increased in 2006 as compared to 2005 primarily due to an increase in service and other revenue of approximately $19.3 million in revenue related to our genotyping services business. This increase was partially offset by the decline in subscription fees earned under our GeneChip® array access programs as we continue to transition customers to volume-based pricing on array sales.

In January 2003, under the terms of an expanded collaborative agreement, Roche paid us an access fee of $70 million, which we are recognizing as a component of product related revenue in license fees over the estimated research and development period of approximately five years. The expanded collaboration agreement includes a broad range of other compensation payable by Roche to Affymetrix throughout the life of the agreement based on royalties on sales of diagnostic kits and milestone payments for technical and commercial achievements.

The parties amended the collaborative development agreement in December 2006. Under the terms of the amendment, Roche is relieved of certain future license installment payments that would have been payable by Roche to Affymetrix under the agreement beginning in 2008, Affymetrix is relieved of certain “most favorable terms and conditions” obligations to Roche, and Roche has agreed to pay to Affymetrix additional milestone payments related to future commercial achievements. The license agreement is subject to Roche’s option to terminate on December 31, 2010 or any time on or after December 31, 2015, with one year’s prior notice. As part of the arrangement between the parties, Affymetrix will continue to manufacture and supply Roche with microarrays and related instrumentation based on Affymetrix’ GeneChip® platform.

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

ROYALTY AND OTHER REVENUE (in thousands, except percentage amounts)

	Year ended December 31,			Dollar change from		Percentage change from
	2006	2005	2004	2005	2004	2005	2004
Royalties and other revenue	$16,840	$8,339	$9,832	$8,501	$(1,493)	102%	(15)%

The increase in royalties and other revenue in 2006 as compared to 2005 was primarily related to the recognition of $9.5 million related to a license agreement entered into in the second half of 2006 with no continuing performance obligations. We also recorded an additional $5.3 million in deferred revenue related to this license agreement which will be recognized when the payment is received which we anticipate will occur during 2008.

Royalties and other revenue decreased in 2005 as compared to 2004 primarily due to a decline in the number of our non-core license agreements and the recognition of one monetary and one non-monetary license agreement with no continuing performance obligations in 2004 partially offset by the recognition of a $1.5 million license agreement with no continuing performance obligations in the fourth quarter of 2005.

REVENUE FROM PERLEGEN SCIENCES, INC. (in thousands, except percentage amounts)

	Year ended December 31,			Dollar change from		Percentage change from
	2006	2005	2004	2005	2004	2005	2004
Revenue from Perlegen Sciences	$14,694	$9,073	$5,245	$5,621	$3,828	62%	73%

Perlegen revenue increased in 2006 as compared to 2005 primarily related to increased demand by Perlegen for our commercial probe arrays. The increase of $11.2 million was partially offset by a decrease in demand for wafers used by Perlegen for internal research and development of $3.1 million. Probe arrays and wafers used by Perlegen for use in their internal research and development activities are sold at our fully burdened cost of manufacturing. We also earn a royalty on certain of these wafers if they are used by Perlegen for certain revenue activities. Royalties recognized were $0.9 million and $2.8 million in 2006 and 2005, respectively. We rely on reports from Perlegen to recognize royalty revenue.

Perlegen revenue increased in 2005 as compared to 2004 primarily due to increased demand by Perlegen for our probe arrays and whole wafers. Probe arrays and wafers used by Perlegen for use in their research and development activities are sold at our fully burdened cost of manufacturing. We also earn a royalty on certain of these wafers if these products are used by Perlegen for certain revenue activities. Royalties recognized were $2.8 million and $1.4 million in 2005 and 2004. Beginning in the fourth quarter of 2005, we also began selling probe arrays and reagents to Perlegen for use in certain new applications, with 2005 revenues totaling $1.0 million.

PRODUCT AND PRODUCT RELATED GROSS MARGINS (in thousands, except percentage amounts)

	Year ended December 31,			Dollar /Point change from
	2006	2005	2004	2005	2004
Gross margin on product sales	$166,167	$218,305	$195,556	$(52,138)	$22,749
Gross margin on product related revenue	33,891	35,627	43,995	(1,736)	(8,368)
Gross margin on product and product related revenue	$200,058	$253,932	$239,551	$(53,874)	$14,381
Product gross margin as a percentage of product sales	63.7%	72.0%	70.5%	(8.3)%	1.5
Product related gross margin as a percentage of product related revenue	53.8%	75.5%	82.0%	(21.7)%	(6.5)

The 8.3 point decrease in product gross margin in 2006 as compared to 2005 is primarily due to the following three factors:  3.2 points of the decrease can be attributed to a decrease in the average selling price of our probe arrays primarily due to a decrease in the selling price of our two-chip 500K genotyping product; 3.5 points of the decrease is due to underutilized capacity in our probe array and instrument manufacturing facilities and increased manufacturing costs for our chips; 1.5 points of the decrease is due to start-up costs for our new Singapore manufacturing facility. These decreases were partially offset by a 1.6 point increase in product gross margins as we sold more of our higher margin products.

In July 2006, we announced a decrease in the selling price of our current two-chip 500K genotyping product as we believe that this will enable scientists to run more samples, and thereby increase the power of their genetic association studies.

The 21.7 point decrease in product related gross margin in 2006 as compared to 2005 was primarily due to an increase in expenses related to our genotyping services business as well as the continuing decline in sales of our access agreements as we continue to transition customers to volume-based discounting on product sales.

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

The gross margin percentage on product related revenue decreased in 2005 as compared to 2004. The margin decreases were primarily due to a decline in sales of our access agreements as we continue to transition customers to volume-based pricing on array sales and the recognition of $2.2 million in milestone revenue due to the achievement of substantive goals as defined by our collaborative agreements in 2004. We also incurred costs related to the completion of contracts entered into by ParAllele in the fourth quarter of 2005.

COST OF PERLEGEN REVENUES (in thousands, except percentage amounts)

	Year ended December 31,			Dollar change from		Percentage change from
	2006	2005	2004	2005	2004	2005	2004
Cost of revenue from Perlegen Sciences	$5,218	$5,154	$3,611	$64	$1,543	1%	43%

Cost of Perlegen revenue was flat in 2006 as compared to 2005 primarily due to decreased demand by Perlegen for wafers used for internal research and development which are sold at our fully burdened cost of manufacturing which was offset by an increase in the costs of commercial products purchased by Perlegen.

Cost of Perlegen revenue increased in 2005 and increased as compared to 2004 primarily due to increased demand by Perlegen for our probe arrays and whole wafers.

RESEARCH AND DEVELOPMENT EXPENSES (in thousands, except percentage amounts)

	Year ended December 31,			Dollar change from		Percentage change from
	2006	2005	2004	2005	2004	2005	2004
Research and development	$86,296	$77,404	$73,405	$8,892	$3,999	11%	5%

The increase in research and development expenses in 2006 as compared to 2005 was primarily due to an increase in headcount related costs of $5.6 million primarily due to our acquisition of ParAllele as well as an increase in new hires in the first half of 2006 and an increase of $3.7 million of stock-based compensation expense related to our adoption of SFAS 123R.

The increase in research and development expenses in 2005 as compared to 2004 was primarily due to an increase in the consumption of development supply materials of $2.1 million and an increase of $1.9 million in co-development costs. These increases are as a result of our preparation for new product introductions and applications expected to be introduced in the next twelve months. These increases were partially offset by a decrease of $2.5 million in performance based compensation.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (in thousands, except percentage amounts)

	Year ended December 31,			Dollar change from		Percentage change from
	2006	2005	2004	2005	2004	2005	2004
Selling, general and administrative	$145,126	$121,952	$116,973	$23,174	$4,979	19%	4%

The increase in selling general and administrative expenses in 2006 as compared to 2005 was partially due to $10.0 million of stock-based compensation expense related to our adoption of SFAS 123R. Our stock-based compensation expense included a $1.1 million charge in the second quarter of 2006 due to the modification of an executive officer’s stock option grant to include an extension of time to exercise as well as the vesting of certain stock options without a requisite service period. Additionally, legal expenses increased by $4.1 million in 2006 as we continue to defend our patent rights. In the third quarter of 2006, we also incurred approximately $1.1 million in costs related to our stock option review. Lastly, we saw an increase related to higher headcount-related costs of $6.3 million in 2006.

We anticipate the cost reduction elements of our restructuring plan implemented in the third quarter of 2006 will decrease our headcount costs in future periods as we continue to bring our general and administrative costs in line with our current business requirements. We expect legal costs to vary substantially as the intensity of legal activity changes. There can be no assurance that we have adequately estimated our exposure for potential damages associated with pending or future litigation.

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

STOCK-BASED COMPENSATION (in thousands, except percentage amounts)

	Year ended December 31,			Dollar change from		Percentage change from
	2006	2005	2004	2005	2004	2005	2004
Stock-based compensation	$—	$1,106	$920	$(1,106)	$186	(100)%	20%

With our adoption of SFAS 123R on January 1, 2006 all stock-based compensation expense has been included in cost of product sales, research and development expenses, selling, general and administrative expenses and restructuring charges. Under SFAS 123R, stock-based compensation cost is calculated on the date of grant using the Black-Scholes method. The compensation cost is then amortized straight-line over the vesting period.

In 2005, we recorded stock-based compensation expense related to restricted stock awards granted to certain employees and one fully vested restricted stock award granted to a non-employee that were calculated using prior accounting standards. Also in 2005, stock-based compensation included the amortization of deferred stock compensation generated upon the acquisition of ParAllele in October 2005. The amortization of deferred stock-based compensation was principally attributable to research and development and selling, general and administrative employees. In 2004, stock-based compensation related to the amortization of deferred stock compensation generated upon the acquisition of Neomorphic in October 2000.

ACQUIRED IN-PROCESS TECHNOLOGY (in thousands, except percentage amounts)

	Year ended December 31,			Dollar change from		Percentage change from
	2006	2005	2004	2005	2004	2005	2004
Acquired in-process technology	$—	$8,315	$—	$(8,315)	$8,315	(100)%	—%

During the year ended December 31, 2005, we recorded a charge of approximately $8.3 million to acquired in-process technology upon the October 21, 2005 completion of our acquisition of ParAllele BioScience, Inc. (“ParAllele”), a provider of comprehensive genetic discovery solutions to the life science research, pharmaceutical and diagnostic sectors. We utilized the assistance of a third party valuation specialist to help us determine the estimated fair value of certain research and development programs in-process at the acquisition date that had not yet reached technological feasibility and had no alternative future use. These projects primarily included the development of a DNA genotyping product and to a lesser extent certain RNA and other expression products. The fair values of these projects were determined using the Income Approach whereby we estimated each project’s related future net cash flows between 2005 and 2015 and discounted them to their present value using a risk adjusted discount rate of 28%. This discount rate is based on our estimated weighted average cost of capital adjusted upward for the risks associated with the projects acquired. The projected cash flows from the acquired projects were based on estimates of revenues and operating profits related to the projects considering the stage of development of each potential product acquired, the time and resources needed to complete the development and approval of each product, the life of each potential commercialized product and the inherent difficulties and uncertainties in developing products and services based on complex genetic technologies and biochemical processes. As of October 21, 2005, the DNA genotyping project was 33% complete and the RNA & other projects were 40% complete. We expect to incur costs of approximately $5.6 million to complete the DNA genotyping project and costs of $1.5 million to complete the RNA & other projects. As of December 31, 2006, there was no significant update to the percentage of completion of the projects, nor the anticipated costs to complete as certain of the projects were temporarily delayed during 2006 as we re-prioritized our efforts in connection with the restructuring plan. These projects are expected to resume in 2007.

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

RESTRUCTURING (in thousands, except percentage amounts)

	Year ended December 31,			Dollar change from		Percentage change from
	2006	2005	2004	2005	2004	2005	2004
Restructuring	$13,497	$—	$—	$13,497	$—	100%	—%

In the third quarter of 2006, we initiated a restructuring plan (“the plan”) to better align certain of our expenses with our current business outlook. Our primary focus of the plan was in the general and administrative functions and included rationalizing our facilities. In August 2006, we terminated certain employees in the selling, general and administrative functions. Additionally, in September, we announced our plan to close our Bedford, Massachusetts based instrumentation manufacturing and development facility. We plan to consolidate the Bedford facility’s instrument manufacturing operations with our probe array manufacturing facility in West Sacramento, California. Our instrumentation development capabilities will be consolidated with our principal research and development facilities located in Santa Clara, California. Implementation of the plan began in the fourth quarter of 2006 and is expected to continue into the first half of 2007 and will eliminate or transfer certain positions. We expect the closure of our Bedford, Massachusetts facility to be materially complete by the third quarter of fiscal 2007.

We estimate that the total restructuring expenses to be incurred in connection with the plan will be approximately $28 million. Of this total, we estimate that $19 million relates to employee severance and relocation benefits, $7 million relates to contract termination costs associated with vacating the leased Bedford facility, and approximately $2 million relates to other restructuring costs such as fixed asset write downs and equipment and inventory relocation costs. We have incurred restructuring expenses beginning in the third quarter of 2006 and expect to continue incurring related expenses through the third quarter of 2007. Cash outlays incurred in connection with these restructuring activities are estimated to be approximately $20 million. In accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), the costs relating to employee severance and relocation will be accrued over the remaining service periods of the employees.

During the third and fourth quarters of 2006, we recognized approximately $13.5 million of expense which was presented in a single line item labeled restructuring in our Statement of Operations, of which approximately $7.5 million of the expense related to the modification of a former Neomorphic employee’s equity awards, all of which became fully vested under the terms of a prior leave of absence agreement when he was involuntarily terminated in connection with the plan.

INTEREST INCOME AND OTHER, NET (in thousands, except percentage amounts)

The components of interest income and other, net, are as follows:

	Year ended December 31,			Dollar change from		Percentage change from
	2006	2005	2004	2005	2004	2005	2004
Interest income	$11,283	$8,118	$4,189	$3,165	$3,929	39%	94%
Realized loss in Perlegen	—	(2,000)	—	2,000	(2,000)	100	(100)
Write down of equity investment, net	(211)	(171)	(2,283)	(40)	2,112	(23)	93
Currency gains (losses), net	3,003	470	(458)	2,533	928	539	203
Other	3	323	869	(320)	(546)	(99)	(63)
Interest income and other, net	$14,078	$6,740	$2,317	$7,338	$4,423	109	191

Interest income increased in 2006 as compared to 2005 due to an increase in the returns on our cash and marketable securities balances. In  2006, we also realized a $1.6 million currency gain on assets held in various foreign currencies. In 2005, we realized losses related to the recognition of our proportionate share of Perlegen’s net loss. The carrying value of our investment in Perlegen was written down to zero at December 31, 2005; therefore, to the extent we do not make any additional future investments in Perlegen, we do not expect further expenses related to this investment.

Interest income and other, net, increased in 2005 as compared to 2004 primarily due to an increase in our cash and marketable securities balances as generated by positive cashflows from operations and financing activities. However, these increases were partially offset by a realized loss related to the recognition of our proportionate share of Perlegen’s net loss.

INTEREST EXPENSE (in thousands, except percentage amounts)

	Year ended December 31,			Dollar change from		Percentage change from
	2006	2005	2004	2005	2004	2005	2004
Interest expense	$1,600	$1,545	$11,102	$55	$(9,557)	4%	(86)%

Interest expense remained flat in 2006 as compared to 2005. Interest expense in 2006 and 2005 primarily consists of interest and amortization of the debt issuance costs associated with our $120.0 million 0.75% senior convertible notes issued in December 2003. Interest expense was higher in 2004 primarily due to the write off of approximately $3.8 million in issuance costs plus $4.3 million in redemption premiums incurred by us in connection with the redemption of our 5% and 4.75% convertible subordinated notes in January 2004.

INCOME TAX PROVISION (BENEFIT) (in thousands, except percentage amounts)

	Year ended December 31,			Dollar change from		Percentage change from
	2006	2005	2004	2005	2004	2005	2004
Income tax provision (benefit)	$7,637	$(3,179)	$3,326	$10,816	$(6,505)	340%	(196)%

The provision for income taxes in 2006 is more than the 35% U.S. federal statutory rate applied to consolidated loss before income taxes primarily due to losses incurred in foreign jurisdictions which do not result in tax benefits and the tax impact of non-deductible stock based compensation expenses under SFAS 123R. The renewal during the fourth quarter of the federal research and development tax credit in the United States reduced our income tax provision by approximately $702K or 12%. In 2005, the benefit for income taxes was more than the 35% U.S. federal statutory rate primarily due to the reduction in the valuation allowance for certain deferred tax assets. In 2004, the provision for income taxes was more than the 35% U.S. federal statutory rate primarily due to the full valuation allowance against net deferred tax assets.

Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) provides for the recognition of deferred tax assets if realization of such assets is more likely than not. As of December 31, 2006, current net deferred tax assets totaled $13.5 million. Non-current net deferred tax assets totaled $29.2 million. We considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, using historical book income, the scheduled reversal of temporary differences, and projected future book and taxable income in making this assessment.

Based upon the weight of available evidence, as of December 31, 2006, we provided for a valuation allowance of $68.0 million against our net deferred tax assets. $58.7 million of the valuation allowance is recorded to offset benefits relating to stock options. This amount of the valuation allowance will not be reduced until the benefit reduces tax that would otherwise be due. The remaining $9.3 million is related to acquired company tax benefits which will reduce goodwill when recognized.

If we determine that we would not be able to realize all or part of our net deferred tax assets in the future, we would record a charge to income and an adjustment to the deferred tax assets in the period we make that determination.

As of December 31, 2006, we had net operating loss carryforwards of $110.7 million for U.S. federal purposes, which expire in the years 2018 through 2025. For state purposes, we had net operating loss carryforwards of $52.3 million, which expire in the years 2010 through 2015. Additionally, we have federal and state research and development tax credit carryforwards and other various tax credit carryforwards of approximately $40.5 million, which expire in the years 2008 through 2026 if not utilized. Utilization of our net operating loss and tax credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss or tax credits before utilization.

LIQUIDITY AND CAPITAL RESOURCES

Cashflow (in thousands)

	Year ended December 31,
	2006	2005	2004
Net cash provided by operating activities	$31,262	$64,613	$48,932
Net cash used in investing activities	(22,350)	(82,304)	(46,785)
Net cash provided by (used in) financing activities	9,758	74,846	(235,083)
Effect of foreign currency translation on cash and cash equivalents	157	486	(397)
Net increase (decrease) in cash and cash equivalents	$18,827	$57,641	$(233,333)

Net Cash Provided by Operating Activities

Cash provided by operating activities is net (loss) income adjusted for certain non-cash items and changes in operating assets and liabilities. Cash provided by operating activities was comprised of a net loss of $13.7 million, non-cash depreciation and amortization of $22.8 million, non-cash stock-based compensation expense of $15.1 million and restructuring of $13.5 million. Significant changes in assets and liabilities are as follows:

Our total accounts receivable, including Perlegen, was $77.8 million at December 31, 2006, a decrease of $19.3 million from December 31, 2005. The decrease is primarily due to lower product sales of probe arrays and instruments.

Our inventory balance was $46.5 million at December 31, 2006, an increase of $10.5 million from December 31, 2005. The increase is primarily due to the buildup of consumables as we continue to transition production to our Singapore facility.

Our accounts payable and accrued liabilities balance was $62.9 million at December 31, 2006, a decrease of $8.7 million from December 31, 2005. The decrease was primarily due to the payment of accounts payable related to our manufacturing expansion in West Sacramento and capital costs on our new manufacturing facility in Singapore.

Net Cash Used in Investing Activities

Our investing activities, other than purchases, sales and maturities of available-for-sale securities, primarily consist of capital expenditures, strategic investments and purchased technology rights.

Cash used for capital expenditures was $79.3 million, $40.2 million and $21.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. Our capital expenditures in 2006 primarily related to our manufacturing expansion in West Sacramento and capital costs related to our new manufacturing facility in Singapore. Capital expenditures in 2004 and 2005 related to continued expansion in our operating facilities, investments in information management systems, and purchases of production and lab equipment.

In  2005, we made a $2.0 million purchase of non-marketable equity investment in Perlegen Sciences. Additionally, we used $10.9 million in cash, net of cash assumed, for our acquisition of ParAllele in October 2005.

In 2004, the primary component of purchased technology rights related to a $41.9 million license payment to OGT.

Net Cash Provided by (Used in) Financing Activities

Our financing activities primarily consist of activity under our employee stock plans. Cash provided by the issuance of stock under our employee stock plan was $9.3 million, $74.7 million and $36.2 million in 2006, 2005 and 2004, respectively. Net cash used in financing activities in 2004 was primarily attributable to the $271.8 million cash outflow for the redemption of our 5% and 4.75% convertible subordinated notes.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2006, we are not involved in any SPE transactions.

The impact that our contractual obligations as of December 31, 2006 are expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

	Total	2007	2008-2009	2010-2011	After 2011
Senior convertible notes(1)	$120,000	$—	$120,000	$—	$—
Interest on senior convertible notes(1)	1,800	900	900	—	—
Operating leases	50,617	10,488	17,421	11,975	10,733
Purchase commitments(2)	9,937	9,608	329	—	—
Other commitments(3)	1,100	500	600	—	—
Total contractual obligations	$183,454	$21,496	$139,250	$11,975	$10,733

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

(3)          Other commitments relate to an ongoing obligation held by the Company to contribute $0.5 million in a venture capital limited partnership. The venture capital limited partnership may call in this amount, in part or in full at any time according to the contract terms. Other commitments also includes a funding obligation to support two fellowships under the Bio-X Program at Stanford.

We have financed our operations primarily through product sales, sales of equity and debt securities, collaborative agreements, interest income, and licensing of our technology. As of December 31, 2006, we had cash, cash equivalents, and available-for-sale securities of approximately $247.8 million. We anticipate that our existing capital resources along with the cash to be generated from operations will enable us to maintain currently planned operations and planned capital expenditures (estimated to be approximately $35 million for the year ending December 31, 2007, which includes the completion of our manufacturing expansion), for the foreseeable future. However, this expectation is based on our current operating, financing and capital expenditure plans, which are subject to change, and therefore we could require additional funding. Our long-term capital expenditure requirements will depend on numerous factors including: the expansion of commercial scale manufacturing capabilities; our ability to maintain existing collaborative and customer arrangements and establish and maintain new collaborative and customer arrangements; the progress of our research and development programs; initiation or expansion of research programs and collaborations; the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; the effectiveness of product commercialization activities and arrangements; the purchase of patent licenses; and other factors.

As of December 31, 2006, we have no credit facility or other committed sources of capital. To the extent capital resources are insufficient to meet future capital requirements; we will have to raise additional funds to continue the development of our technologies. There can be no assurance that such funds will be available on favorable terms, or at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to our stockholders. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into collaboration agreements on unattractive terms. Our inability to raise capital would have a material adverse effect on our business, financial condition and results of operations.

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

The table below presents principal amounts and related weighted interest rates by year of maturity for our available-for-sale securities and debt obligations, are primarily denominated in United States dollars, and the fair value of each as of December 31, 2006 and 2005. Our available for sale securities are classified on our balance sheet in cash and cash equivalents, available-for-sale securities—short-term and available-for-sale securities—long-term.

	Periods of Maturity					Fair Value at December 31,
	2007	2008	2009	Thereafter	Total	2006
ASSETS:
Available-for-sale securities	$128,331	$10,564	$—	$—	$138,895	$138,997
Average interest rate	3.5%	4.8%	—	—
LIABILITIES:
0.75% senior convertible notes due 2033	$—	$120,000	$—	$—	$120,000	$120,473
Average interest rate		0.75%

	Periods of Maturity					Fair Value at December 31,
	2006	2007	2008	Thereafter	Total	2005
ASSETS:
Available-for-sale securities	$229,207	$31,109	$—	$—	$260,316	$261,314
Average interest rate	2.2%	3.3%
LIABILITIES:
0.75% senior convertible notes due 2033	$—	$—	$120,000	$—	$120,000	$189,886
Average interest rate			0.75%

Foreign Currency Exchange Rate Risk

We derive a portion of our revenues in foreign currencies, predominantly in Europe and Japan. In addition, a portion of our assets are held in nonfunctional currencies of our subsidiaries. In early 2003, we began hedging activities by using currency forward contracts to manage a portion of the currency exposures created from our activities denominated in foreign currencies. (See Note 2 of  “Notes to Consolidated Financial Statements” included in this report on Form 10K.) Our hedging program reduces, but does not entirely eliminate, the impact of currency exchange rate movements.

We hedge a percentage of forecasted international revenue with forward contracts and the gains and losses on these contracts largely offset gains and losses on the transactions being hedged. Our revenue hedging policy is designed to reduce the negative impact on our forecasted revenue due to foreign currency exchange rate movements. We also hedge a percentage of our assets that are held in nonfunctional currencies of our subsidiaries with forward contracts and the gains or losses on these contracts largely offset gains and losses on the change in value of the underlying asset. Our balance sheet hedging policy is designed to reduce the fluctuations in earnings due to changes in foreign currency exchange rates. We do not use derivative contracts for speculative purposes. At December 31, 2006 and 2005, total outstanding contracts included the notional equivalent of $35.8 million and $21.6 million in foreign currency forward exchange contracts with a fair market value of zero and $0.8 million. As of December 31, 2006, all contracts were set to expire at in the first quarter of 2007. The bank counterparties in these contracts expose us to credit-related losses in the event of their nonperformance. However, to mitigate that risk we only contract with reputable institutions. We apply hedge accounting based upon the criteria established by Statement of Financial Accounting Standards No. 133 (“SFAS 133”), whereby we designate our derivatives for revenue hedging purposes as cash flow hedges. We have elected not to designate our derivatives for balance sheet purposes as fair value hedges under SFAS 133 and have appropriately recorded any changes in fair value to interest income and other, net.

A sensitivity analysis was performed on all of our foreign exchange derivatives as of December 31, 2006. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar. For our forward contracts, we used a hypothetical change made to the spot rates of the currency. A 10% increase in the value of the U.S. dollar would lead to an increase in the fair value of our financial hedging instruments by $3.6 million. Conversely, a 10% decrease in the value of the U.S. dollar would result in a decrease in the fair value of these financial instruments by $3.6 million.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Affymetrix, Inc.

We have audited the accompanying consolidated balance sheets of Affymetrix, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Affymetrix, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2006 Affymetrix, Inc. changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Affymetrix, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Palo Alto, California,
February 23, 2007

AFFYMETRIX, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2006	2005
ASSETS:
Current assets:
Cash and cash equivalents	$119,063	$100,236
Available-for-sale securities—short term portion	118,088	184,696
Accounts receivable (net of allowances of $1,534 in 2006 and $415 in 2005)	75,553	93,028
Accounts receivable from Perlegen Sciences	2,290	4,082
Inventories	46,506	35,980
Deferred tax assets—current portion	13,534	26,230
Prepaid expenses and other current assets	8,858	12,622
Total current assets	383,892	456,874
Available-for-sale securities—long term portion	10,601	—
Property and equipment, net	141,322	85,560
Acquired technology rights, net	55,125	61,426
Goodwill	124,916	124,498
Deferred tax assets—long-term portion	29,170	17,594
Notes receivable from employees	2,186	1,824
Other assets	34,003	27,318
Total assets	$781,215	$775,094
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued liabilities	$62,893	$71,551
Deferred revenue—current portion	30,697	35,644
Total current liabilities	93,590	107,195
Deferred revenue—long-term portion	9,562	15,606
Other long-term liabilities	5,100	4,184
Convertible notes	120,000	120,000
Commitments and contingencies (Note 13)
Stockholders’ equity:
Convertible redeemable preferred stock, $0.01 par value; 5,000 shares authorized; no shares issued and outstanding at December 31, 2006 and 2005	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 67,922 and 67,220 shares issued and outstanding at December 31, 2006 and 2005, respectively	679	672
Additional paid-in capital	674,428	646,186
Deferred stock compensation	—	(10,799)
Accumulated other comprehensive loss	(1,717)	(1,227)
Accumulated deficit	(120,427)	(106,723)
Total stockholders’ equity	552,963	528,109
	$781,215	$775,094

See Accompanying Notes

AFFYMETRIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004
REVENUE:
Product sales	$260,743	$303,013	$277,256
Product related revenue	63,040	47,177	53,629
Total product and product related revenue	323,783	350,190	330,885
Royalties and other revenue	16,840	8,339	9,832
Revenue from Perlegen Sciences	14,694	9,073	5,245
Total revenue	355,317	367,602	345,962
COSTS AND EXPENSES:
Cost of product sales	94,576	84,708	81,700
Cost of product related revenue	29,149	11,550	9,634
Cost of revenue from Perlegen Sciences	5,218	5,154	3,611
Research and development	86,296	77,404	73,405
Selling, general and administrative	145,126	121,952	116,973
Stock-based compensation	—	1,106	920
Acquired in-process technology	—	8,315	—
Restructuring charges	13,497	—	—
Total costs and expenses	373,862	310,189	286,243
(Loss) income from operations	(18,545)	57,413	59,719
Interest income and other, net	14,078	6,740	2,317
Interest expense	(1,600)	(1,545)	(11,102)
(Loss) income before income taxes	(6,067)	62,608	50,934
Income tax (provision) benefit	(7,637)	3,179	(3,326)
Net (loss) income	$(13,704)	$65,787	$47,608
Basic net (loss) income per common share	$(0.20)	$1.03	$0.79
Diluted net (loss) income per common share	$(0.20)	$0.96	$0.74
Shares used in computing basic net (loss) income per common share	67,386	63,816	60,512
Shares used in computing diluted net (loss) income per common share	67,386	70,586	66,878

See Accompanying Notes

AFFYMETRIX, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2006	2005	2004
Net (loss) income	$(13,704)	$65,787	$47,608
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of tax	157	486	(397)
Unrealized (losses) gains on available-for-sale and non-marketable securities, net of tax	(192)	119	(1,500)
Reclassification adjustment for gains (losses) in net income (loss)	107	(157)	287
Unrealized (losses) gains on cash flow hedges, net of tax	(18)	544	(1,152)
Reclassification adjustment for (losses) gains in net income (loss)	(544)	1,152	963
Net change in other comprehensive (loss) income	(490)	2,144	(1,799)
Comprehensive (loss) income	$(14,194)	$67,931	$45,809

See Accompanying Notes

AFFYMETRIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER EQUITY
(In thousands)

	Year Ended December 31,
	2006	2005	2004
Convertible redeemable preferred stock:
Balance, beginning of year	$—	$—	$—
Balance, end of year	—	—	—
Common stock:
Balance, beginning of year	672	616	595
Common stock issued	7	56	21
Balance, end of year	679	672	616
Additional paid-in capital:
Balance, beginning of year	646,186	428,717	391,763
Issuance of common stock upon exercise of stock options and warrants and issuances of restricted stock	9,248	77,285	36,220
Issuance of common stock from acquisition of ParAllele	—	107,112	—
Stock based compensation expense from stock options and restricted stock	15,050	—	—
Stock based compensation expense from stock options recorded as restructuring charges	7,544
Income tax benefit from employee stock option exercises	7,199	33,072	734
Reclass of deferred compensation into APIC pursuant to SFAS 123R	(10,799)	—	—
Balance, end of year	674,428	646,186	428,717
Notes receivable from stockholders:
Balance, beginning of year	—	—	(428)
Repayment of notes receivable	—	—	454
Accretion of interest on notes receivable	—	—	(26)
Balance, end of year	—	—	—
Deferred stock compensation:
Balance, beginning of year	(10,799)	(4,265)	(5,185)
Reclass of deferred compensation into APIC pursuant to SFAS 123R	10,799	—	—
Amortization of deferred stock compensation	—	1,022	920
Unearned stock compensation, net of cancellations	—	(7,556)	—
Balance, end of year	—	(10,799)	(4,265)
Accumulated other comprehensive (loss):
Balance, beginning of year	(1,227)	(3,371)	(1,572)
Unrealized loss on investments, net of tax	(85)	(38)	(1,213)
Unrealized (loss) gain on hedging contracts, net of tax	(562)	1,696	(189)
Foreign currency translation adjustment, net of tax	157	486	(397)
Balance, end of year	(1,717)	(1,227)	(3,371)
Accumulated deficit:
Balance, beginning of year	(106,723)	(172,510)	(220,118)
Net (loss) income	(13,704)	65,787	47,608
Balance, end of year	(120,427)	(106,723)	(172,510)
Total stockholders equity	$552,963	$528,109	$249,187
Number of shares of common stock
Balance, beginning of year	67,220	61,588	59,474
Issuance of common stock for cash or services	702	3,346	2,114
Issuance of common stock for acquisition of ParAllele	—	2,286	—
Balance, end of year	67,922	67,220	61,588

See Accompanying Notes

AFFYMETRIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(13,704)	$65,787	$47,608
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	22,796	20,467	19,660
Amortization of intangible assets	8,315	7,731	6,075
Redemption premium and related write-off of debt issuance costs	—	—	8,095
Charge for acquired in-process technology	—	8,315	—
Amortization of investment premiums, net	(101)	(1,177)	(1,142)
Excess tax benefits for stock-based compensation	(504)	—	—
Stock-based compensation	15,050	1,106	920
Restructuring charges	13,497	—	—
Write down of equity investments	211	172	2,283
Realized loss on equity method investment in Perlegen Sciences	—	2,000	—
Realized (gain) loss on the sales of investments	(45)	145	859
Deferred tax assets	8,755	(10,971)	—
Amortization of debt offering costs	758	759	756
Accretion of interest on notes receivable	(62)	(98)	(26)
Loss on disposal of equipment	781	12	657
Changes in operating assets and liabilities:
Accounts receivable, net	19,267	(94)	(22,062)
Inventories	(10,526)	(15,137)	4,635
Prepaid expenses and other assets	(7,978)	3,143	(2,867)
Accounts payable and accrued liabilities	(15,173)	(4,115)	(7,535)
Deferred revenue	(10,991)	(13,203)	(10,126)
Other long-term liabilities	916	(229)	1,142
Net cash provided by operating activities	31,262	64,613	48,932
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(79,339)	(40,166)	(21,885)
Purchases of available-for-sale securities	(103,977)	(227,290)	(182,876)
Proceeds from sales and maturities of available-for-sale securities	162,341	206,395	202,780
Purchase of non-marketable equity investments	(1,125)	(3,500)	(1,741)
Purchase of non-marketable equity investments in Perlegen	—	(2,000)	—
Capital distribution from non-marketable investment	—	411	—
Purchases of technology rights	(250)	(750)	(43,063)
Issuance of loan to ParAllele BioScience, Inc.	—	(4,500)	—
Acquisition of ParAllele BioScience, Inc., net of cash acquired	—	(10,904)	—
Net cash used in investing activities	(22,350)	(82,304)	(46,785)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	9,254	74,705	36,241
Excess tax benefits for stock-based compensation	504	—	—
Repayment of notes receivable from stockholders	—	141	454
Redemption of convertible subordinated notes	—	—	(271,778)
Net cash provided by (used in) financing activities	9,758	74,846	(235,083)
Effect of exchange rate changes on cash and cash equivalents	157	486	(397)
Net increase (decrease) in cash and cash equivalents	18,827	57,641	(233,333)
Cash and cash equivalents at beginning of year	100,236	42,595	275,928
Cash and cash equivalents at end of year	$119,063	$100,236	$42,595
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Recognition of deferred tax assets relating to tax benefits from employee stock plans	$7,635	$32,853	$—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$900	$900	$10,623
Cash paid for income taxes	$2,945	$2,001	$1,127

See Accompanying Notes

AFFYMETRIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

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

The Company determined that the cumulative, pre-tax, non-cash, stock-based compensation expense resulting from revised measurement dates for options granted between 1997 and 1999 was approximately $21.5 million. Accordingly, the Company recorded stock-based compensation expense of $0, $0, and $1.7 million for the years ended December 31, 2005, 2004 and 2003, respectively, and $19.8 million for the five years preceding 2003, based on the vesting periods of the respective grants. In addition, the Company recorded an income tax benefit of $8.3 million in 2005. Principally as a result of cumulative losses incurred through 2004, the Company recorded a full valuation allowance against all deferred tax assets for the years ended December 31, 2004 and 2003 and consequently, there is no income tax effect of the additional stock-based compensation expense recorded in those years. The cumulative effect of the restatement adjustments on the Company’s consolidated balance sheet at December 31, 2005 was an increase in additional paid-in capital of $21.5 million offset by an increase in the accumulated deficit of $13.2 million, which results in a net effect on stockholders’ equity of $8.3 million. The adjustments increased previously reported basic and diluted net income per common share by $0.13 and $0.12, respectively, for the year ended December 31, 2005 and decreased basic and diluted net income per common share by $0.03 for the year ended December 31, 2003 as reported on the Company’s Form 10-K/A for the year ended December 31 2005 and the Company’s quarterly report filed on Form 10-Q/A filed on August 30, 2006.

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

FOREIGN CURRENCY

Assets and liabilities of non-U.S. subsidiaries that use the local currency as their functional currency are translated to U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive income (loss) within stockholders’ equity. Income and expense accounts are translated at average exchange rates during the year. Foreign currency transaction gains and losses are recognized in interest income and other, net and were comprised of net gains of $3.0 million, $0.5 million and $0.5 million for the years ended December 31, 2006, 2005, and 2004, respectively.

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

CASH EQUIVALENTS, AVAILABLE-FOR-SALE SECURITIES AND INVESTMENTS

Marketable Securities

The Company’s investments consist of U.S. government notes and bonds; corporate notes, bonds and asset-backed securities; municipal notes and bonds; and publicly traded equity securities. The Company reports all debt securities with maturities at the date of purchase of three months or less that are readily convertible into cash and have insignificant interest rate risk as cash equivalents. Cash equivalents and available-for-sale securities consist of marketable equity and debt securities. Management determines the appropriate classification of debt securities at the time of purchase. As of December 31, 2006 and 2005, the Company’s investments in debt securities are classified as available-for-sale and are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity. The cost of debt securities is adjusted for amortization of premiums and discounts to maturity. This amortization is included in interest income and other, net. Realized gains and losses, as well as interest income, on available-for-sale securities are also included in interest income and other, net. The cost of securities sold is based on the specific identification method. The fair values of securities are based on quoted market prices. The Company includes its available-for-sale securities that have an effective maturity of less than twelve months as of the balance sheet date in current assets and those with an effective maturity greater than twelve months as of the balance sheet date in non-current assets. The Company monitors its investment portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. Fair values for investments in public companies are determined using quoted market prices.

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

DERIVATIVE INSTRUMENTS

The Company has international operations and during the normal course of business is exposed to foreign currency exchange risks as a result of transactions that are denominated in currencies other than the United States dollar. The Company enters into foreign currency forward contracts to manage a portion of the volatility related to transactions that are denominated in foreign currencies. The Company’s foreign currency forward contracts are entered into for periods consistent with the related underlying exposures and do not constitute positions that are independent of those exposures. In addition, the Company does not enter into foreign currency forward contracts for trading or speculative purposes, is not party to any leveraged derivative instrument, and may only enter into derivative agreements with highly rated counterparties.

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

GOODWILL AND ACQUIRED TECHNOLOGY RIGHTS

Goodwill represents the difference between the purchase price and the estimated fair value of the net assets acquired arising from business combinations. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill is subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach. As of December 31, 2006 and 2005, goodwill relates to the acquisition of Neomorphic in October 2000 and the acquisition of ParAllele in October 2005. There is no impairment of goodwill for any period presented.

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

INCOME TAXES

Income tax expense is based on pretax financial accounting income. Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company must then assess the likelihood that the resulting deferred tax assets will be realized. To the extent the Company believes that realization is not more likely than not, the Company establishes a valuation allowance. Significant estimates are required in determining the Company’s provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance to be recorded against our net deferred tax asset. Some of these estimates are based on interpretations of existing tax laws or regulations. The Company believes that its estimates are reasonable and that its reserves for income tax related uncertainties are adequate. Various internal and external factors may have favorable or unfavorable effects on the Company’s future effective tax rate. These factors include, but are not limited to, changes in tax laws, regulations and/or rates, changing interpretations of existing tax laws or regulations, changes in the valuation of our deferred tax assets or liabilities, future levels of research and development spending, nondeductible expenses, changes in overall levels and geographical mix of pretax earnings (losses) and ultimate outcomes of income tax audits.

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

SOFTWARE DEVELOPMENT COSTS

Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. The Company’s software is deemed to have achieved technologically feasibility at the point a working model of the software product is developed. The Company has capitalized approximately $2.6 million and $0.5 million costs incurred subsequent to the establishment of technological feasibility for the years ended December 31, 2006 and 2005, respectively. These costs will be amortized to cost of product sales from the date of general release of the related instrument. The costs of developing routine software enhancements are expensed as research and development as incurred because of the short time between the determination of technological feasibility and the date of general release of the related products.

The Company applies Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” In 2006, the Company capitalized approximately $4.8 million related to the implementation of an enterprise resources planning system. The costs associated with software developed for internal use will be amortized at the time in which the software is ready for its intended use.

ADVERTISING COSTS

The Company expenses advertising costs as incurred. Advertising costs were $1.5 million for 2006, $1.9 million for 2005, and $1.9 million for 2004.

STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted the fair value recognition provisions of  FASB Statement No. 123R, “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method. Under the modified prospective transition method, prior periods are not restated for the effect of SFAS 123R. Commencing with the first quarter of 2006, compensation cost includes all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes the fair value of its stock option awards as compensation expense over the requisite service period of each award, generally four years. Compensation expense related to stock options granted prior to January 1, 2006 is recognized using the graded method while compensation expense related to stock options granted on or after January 1, 2006 is recognized on a straight-line basis.

Prior to the adoption of SFAS 123R, the Company applied SFAS 123, amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS 148), which allowed companies to apply the existing accounting rules under APB 25, “Accounting for Stock Issued to Employees,” and related Interpretations. In general, as the exercise price of options granted under the Company’s plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost was recognized in the Company’s net income (loss) for periods prior to the adoption of SFAS 123R. As required by SFAS 148 prior to the adoption of SFAS 123R, the Company provided pro forma net income (loss) and pro forma net income (loss) per common share disclosures for stock-based awards, as if the fair-value-based method defined in SFAS 123 had been applied. See Note 16 for further information regarding stock based compensation.

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on the Company’s available-for-sale securities that are excluded from net income (loss), changes in fair value of derivatives designated as and effective as cash flow hedges, and foreign currency translation adjustments. Total comprehensive income (loss) has been disclosed in the consolidated statement of comprehensive income.

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	December 31,
	2006	2005
Foreign currency translation adjustment, net of tax	$(752)	$(909)
Unrealized (losses) gains on available-for-sale and non-marketable securities, net of tax	(947)	(862)
Unrealized (losses) gains on hedging contracts, net of tax	(18)	544
Accumulated other comprehensive loss	$(1,717)	$(1,227)

NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is calculated using the weighted-average number of common shares outstanding during the period less the weighted-average shares subject to repurchase. Diluted income (loss) per common share gives effect to dilutive common stock subject to repurchase, stock options and warrants (calculated based on the treasury stock method), and convertible debt (calculated using an as if-converted method).

The following table sets forth a reconciliation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Year Ended December 31,
	2006	2005	2004
Numerator:
Net (loss) income—basic	$(13,704)	$65,787	$47,608
Add effect of dilutive securities:
Interest on convertible notes (inclusive of amortization of debt issuance costs)	—	1,659	1,655
Net (loss) income—diluted	$(13,704)	$67,446	$49,263
Denominator:
Weighted-average shares outstanding	67,479	63,912	60,591
Less: weighted-average shares of common stock subject to repurchase	(93)	(96)	(79)
Shares used in computing basic net (loss) income per common share	67,386	63,816	60,512
Add effect of dilutive securities:
Employee stock options	—	2,799	2,380
Common stock subject to repurchase	—	96	79
Warrants to purchase common stock	—	5	37
Convertible notes	—	3,870	3,870
Shares used in computing diluted net (loss) income per common share	67,386	70,586	66,878
Basic net (loss) income per common share	$(0.20)	$1.03	$0.79
Diluted net (loss) income per common share	$(0.20)	$0.96	$0.74

Diluted earnings per share include certain common share equivalents from outstanding stock options (on the treasury stock method), common stock subject to repurchase, outstanding warrants to purchase common stock and convertible notes (on the as-if-converted basis).

The securities excluded from diluted earnings per common share, on an actual outstanding basis, were as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Employee stock options	6,466	1,427	2,613
Restricted stock subject to repurchase	93	—	—
Convertible notes	3,870	—	—
Total	10,429	1,427	2,613

RESTRUCTURING

The Company has recently engaged in, and may continue to engage in, restructuring actions, which require management to utilize significant estimates related to expenses for severance and other employee separation costs, lease cancellation, realizable values of assets that may become duplicative or obsolete, and other exit costs. If the actual amounts differ from the Company’s estimates, the amount of the restructuring charges could be materially impacted. For a full description of the Company’s restructuring actions, see Note 3.

RECENT ACCOUNTING PRONOUNCEMENT

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). Under FIN 48 a company would recognize the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. FIN 48 clarifies how a company would measure the income tax benefits from the tax positions that are recognized, provides guidance as to the timing of the derecognition of previously recognized tax benefits and describes the methods for classifying and disclosing the liabilities within the financial statements for any unrecognized tax benefits. FIN 48 also addresses when a company should record interest and penalties related to tax positions and how the interest and penalties may be classified within the income statement and presented in the balance sheet. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by the Company effective January 1, 2007. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to accumulated deficit as of the beginning of the period of adoption. The Company is currently evaluating FIN 48 and its possible impacts on the Company’s financial statements and is not yet in a position to determine such effects, if any.

NOTE 3—RESTRUCTURING

Fiscal 2006 Restructuring Plan

In the third quarter of 2006, the Company initiated a restructuring plan (“the plan”) to better align certain of its expenses with the Company’s current business outlook. The Company’s primary focus of the plan was in the general and administrative functions and included rationalizing its facilities. In August 2006, the Company terminated certain employees in the general and administrative functions. Additionally, in September, the Company announced its plan to close its Bedford, Massachusetts based instrumentation manufacturing and development facility. The Company plans to consolidate the Bedford facility’s instrument manufacturing operations with its probe array manufacturing facility in West Sacramento, California. The Company’s instrumentation development capabilities will be consolidated with its principal research and development facilities located in Santa Clara, California. Implementation of the plan is expected to begin in the fourth quarter of 2006 and continue into the first half of 2007 and will eliminate or transfer certain positions. The Company expects the closure of its Bedford, Massachusetts facility to be substantially complete by the third quarter of fiscal 2007.

The Company estimates that the total restructuring expenses to be incurred in connection with the plan will be approximately $28 million. Of this total, the Company estimates that $19 million relates to employee severance and relocation benefits, $7 million relates to contract termination costs associated with vacating the leased Bedford facility, and approximately $2 million relates to other restructuring costs such as fixed asset write downs and equipment and inventory relocation costs. The Company has incurred restructuring expenses beginning in the third quarter of 2006 and expects to continue incurring related expenses through the third quarter of 2007. Cash outlays incurred in connection with these restructuring activities are estimated to be approximately $20 million. In accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), the costs relating to employee severance and relocation will be accrued over the remaining service periods of the employees.

During the third and fourth quarters of 2006, the Company recognized approximately $13.5 million of expense which was presented in a single line item labeled restructuring in the Company’s Statement of Operations, of which approximately $7.5 million of the expense related to the modification of a former Neomorphic employee’s equity awards, all of which became fully vested under the terms of a prior leave of absence agreement when he was involuntarily terminated in connection with the plan.

The activity in the accrued restructuring balances related to the plan described above for the year ended December 31, 2006 was as follows:

	Balance as				Balance as	As of December 31, 2006
	of December 31, 2005	2006 Charges	Cash Payments	Non-Cash Settlements	of December 31, 2006	Total costs to date	Total expected costs
Employee severance and relocation benefits	$—	$13,497	$(1,823)	$(7,544)	$4,130	$13,497	$19,000
Contract termination costs	—	—	—	—	—	—	7,000
Other restructuring costs	—	—	—	—	—	—	2,000
Total restructuring costs	$—	$13,497	$(1,823)	$(7,544)	$4,130	$13,497	$28,000

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

Affymetrix accounted for the merger under the purchase method of accounting in accordance with the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations.” Under this accounting method, the Company recorded the assets acquired and liabilities assumed at their estimated fair value, with the excess purchase price reflected as goodwill. Additionally, certain costs directly related to the merger were reflected as additional purchase price in excess of net assets acquired. The results of operations of ParAllele have been included in Affymetrix’ consolidated financial statements since October 21, 2005.

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

Intangible Assets and Goodwill

A valuation of the purchased intangibles was undertaken by a third party valuation specialist to assist Affymetrix’ management in its determination of estimated fair value of such assets. The $4.9 million value assigned to developed technology and patents is included in acquired technology rights on the Company’s Consolidated Balance Sheet and will be amortized to cost of product sales over the estimated useful lives of these assets, generally five to eight years. Affymetrix had recorded amortization expense of approximately $0.7 million for the year ended December 31, 2006 related to these acquired patents and technology. The $0.3 million value assigned to backlog was amortized to selling, general & administrative expenses within one year. Goodwill of $105.7 million was recorded as the excess of the purchase price over the net assets acquired. No goodwill was deemed to be deductible for income tax purposes.

Deferred Stock Compensation

The $5.0 million of deferred compensation represents the intrinsic value of the unvested stock options assumed by Affymetrix in the transaction. This amount was amortized through December 2005 to the appropriate costs and expense line items over the remaining vesting periods of the underlying equity awards. Beginning on January 1, 2006, any remaining deferred compensation was reversed in connection with the Company’s adoption of SFAS 123R.

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

As of October 21, 2005, the DNA genotyping project was 33% complete and the RNA & other projects were 40% complete. The Company expects to incur costs of approximately $5.6 million to complete the DNA genotyping project and costs of $1.5 million to complete the RNA & other projects. Upon consummation of the acquisition on October 21, 2005 and completion of our valuation efforts, $8.3 million was charged to acquired in-process technology in the Consolidated Statement of Operations. As of December 31, 2006, there was no significant update to the percentage of completion of the projects, nor the anticipated costs to complete as certain of the projects were temporarily delayed during 2006 as the Company re-prioritized its efforts in connection with the restructuring plan. These projects are expected to resume in 2007.

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

NOTE 5—COLLABORATIVE AGREEMENTS

The Company has agreements with several entities to develop and test probe arrays for the detection of certain gene sequences, mutations or organisms. Under such agreements, the Company may receive development fees and may receive payments upon achievement of certain technical goals. The Company also has research agreements with many universities and research organizations. The Company’s material agreement is described below:

F. Hoffmann-La Roche Ltd. (“Roche”)

In February 1998, the Company entered into a non-exclusive collaborative development agreement with F. Hoffmann-La Roche Ltd. (“Roche”) to initially develop human probe array-based diagnostic products. Under the terms of the agreement the parties are collaborating to develop mutually agreed upon arrays, as well as associated instrumentation, software, and reagents. In January 2003, the Company expanded its collaboration with Roche by granting Roche access to our GeneChip® technologies to develop and commercialize GeneChip® diagnostic laboratory tests for DNA analysis, genotyping and resequencing applications, as well as for RNA expression analysis, in a broad range of human disease areas. Using our GeneChip® technologies, Roche intends to develop and market diagnostic tests for diseases such as cancer and osteoporosis and cardiovascular, metabolic, infectious and inflammatory diseases. Affymetrix and Roche believe that developing targeted microarray expression profiles for cancer, plus genotyping and resequencing profiles for other diseases will enable the creation and commercialization of novel standardized diagnostic solutions. These solutions ultimately will allow physicians to better diagnose and treat human disease. Under the terms of the collaborative agreement, Roche paid the Company an access fee of $70 million and the agreement also includes a broad range of other compensation payable by Roche to Affymetrix throughout the life of the agreement based on royalties on sales of diagnostic kits and milestone payments for technical and commercial achievements. As part of the agreement, Affymetrix will manufacture and supply Roche with microarrays and related instrumentation based on Affymetrix’ GeneChip® platform. In 2003, Roche launched the AmpliChip® CYP450 array product initially for research use only, but in late 2004 obtained CE marking and FDA regulatory approvals of the product for in-vitro diagnostic use.

The parties amended the collaborative development agreement in December 2006. Under the terms of the amendment, Roche is relieved of certain future license installment payments that would have been payable by Roche to Affymetrix under the agreement beginning in 2008, Affymetrix is relieved of certain “most favorable terms and conditions” obligations to Roche, and Roche has agreed to pay to Affymetrix additional milestone payments related to future commercial achievements. The license agreement is subject to Roche’s option to terminate on December 31, 2010 or any time on or after December 31, 2015, with one year’s prior notice. As part of the arrangement between the parties, Affymetrix will continue to manufacture and supply Roche with microarrays and related instrumentation based on Affymetrix’ GeneChip® platform.

The Company has assessed the revenue recognition of the December 2006 collaborative agreement amendment in accordance with EITF 00-21 to account for the multiple deliverables in the arrangement and to evaluate the revenue allocated to each of the units of accounting (the research and development period and the manufacturing and supply period). The Company has established objective and reliable evidence of fair market value for the manufacturing and supply period undelivered unit of accounting based on analysis of the pricing for similar manufacturing and supply agreements sold to other Powered by Affymetrix™ partners on a standalone basis that do not contain a research and development period. The Company has determined that the product transfer pricing, royalties on sales of diagnostic kits and milestone payments for technical and commercial achievements for the manufacturing and supply period unit of accounting in the amended Roche collaborative agreement reflects the established fair market value for these deliverables. In addition, the Company re-assessed the estimated remaining research and development period and determined that Roche’s one-time, upfront payment of $70 million under the license agreement, which was paid to Affymetrix in the first quarter of 2003, should continue to be recognized as a component of product related revenue over the remaining estimated research and development period, which is currently estimated to be through December 2007.

Research revenue under this contract was approximately $14.2 million for each of the three years ended December 31, 2006, 2005 and 2004, respectively. Milestone revenue earned under this contract was zero for the two years ended December 31, 2006 and 2005, respectively and $1.5 million for the year ended December 31, 2004. The associated research costs are not significant for each of the years presented.

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

Approximately 52% of the Company’s product and product related revenue is generated from sales outside the United States. Though such transactions are denominated in either United States dollars and foreign currencies, the Company’s results of operations are still affected by such factors as changes in foreign currency exchange rates, trade protection measures, longer accounts receivable collection patterns and changes in regional or worldwide economic or political conditions. The risks of the Company’s international operations are mitigated in part by the extent to which its sales are geographically distributed and its foreign currency hedging program.

NOTE 7—AVAILABLE-FOR-SALE SECURITIES AND OTHER FINANCIAL INSTRUMENTS

Investments in Debt and Equity Securities

The fair values of all available-for-sale securities are based on quoted market prices and are included in cash and cash equivalents, available-for-sale securities—short term and available-for-sale securities—long term on the Company’s Consolidated Balance Sheet based on the securities maturity. The following is a summary of available-for-sale securities as of December 31, 2006 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government obligations and agency securities	$16,800	$—	$(34)	$16,766
U.S. corporate debt securities	120,967	86	(135)	120,918
Non-US equity securities	2,000	—	(707)	1,293
Total securities	$139,767	$86	$(876)	$138,977
Amounts included in:
Cash equivalents	$10,288	$—	$—	$10,288
Available-for-sale securities	129,479	86	(876)	128,689
Total securities	$139,767	$86	$(876)	$138,977
Amounts mature in:
Less than one year	$129,121	$—	$(745)	$128,376
One to two years	10,646	86	(131)	10,601
Total securities	$139,767	$86	$(876)	$138,977

The following is a summary of available-for-sale securities as of December 31, 2005 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government obligations and agency securities	$138,114	$1	$(605)	$137,510
U.S. corporate debt securities	124,198	34	(428)	123,804
Total securities	$262,312	$35	$(1,033)	$261,314
Amounts included in:
Cash equivalents	$76,617	$2	$(1)	$76,618
Available-for-sale securities	185,695	33	(1,032)	184,696
Total securities	$262,312	$35	$(1,033)	$261,314
Amounts mature in:
Less than one year	$230,739	$35	$(801)	$229,973
One to two years	31,573	—	(232)	31,341
Total securities	$262,312	$35	$(1,033)	$261,314

Realized gains and losses for the year ended December 31, 2006 were $0.2 million and $(0.2) million, respectively. Realized gains and losses for the year ended December 31, 2005 were $0.1 million and $(0.4) million, respectively. Realized gains and losses are included in interest income and other, net in the accompanying Consolidated Statements of Operations. The gross unrealized losses as at December 31, 2006 and 2005, above were primarily caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of our securities. Based on the Company’s review of these securities, including the assessment of the severity of the related unrealized losses, the Company has not recorded any other-than-temporary impairments on these securities.

Excluding our available-for-sale marketable securities, the declines in estimated fair values of certain investments were determined to be other-than-temporary. Accordingly, the Company recorded net impairment losses on certain investments in both publicly-traded and non-marketable equity securities of $0.2 million, $2.2 million and $2.3 million during the years ended December 31, 2006, 2005 and 2004, respectively. Net investment losses are included in interest income and other, net on the Consolidated Statement of Operations. Depending on market conditions, the Company may incur additional charges on this investment portfolio in the future.

Derivative Financial Instruments

The Company is exposed to foreign currency exchange rate fluctuations in the normal course of its business. As part of its risk management strategy, the Company uses derivative instruments to hedge certain foreign currency exposures. The Company hedges a percentage of forecasted international revenue with forward contracts and the gains and losses on these contracts largely offset gains and losses on the transactions being hedged. The Company’s revenue hedging policy is designed to reduce the impact on its revenue of foreign currency exchange rate movements. The net realized foreign currency gains (losses) related to the foreign currency forward contracts related to revenue were $0.3 million, $1.4 million and $(1.1) million for the years ended December 31, 2006, 2005 and 2004, respectively. The Company also hedges a percentage of its assets that are held in nonfunctional currencies of our subsidiaries with forward contracts and the gains or losses on these contracts largely offset gains and losses on the change in value of the underlying asset. The Company’s balance sheet hedging policy is designed to reduce the fluctuations in earnings due to changes in foreign currency exchange rates. The Company does not use derivative contracts for speculative purposes. During the years ended December 31, 2006 and 2005, all of the Company’s hedges were deemed effective. At December 31, 2006 and 2005, total outstanding contracts included the notional equivalent of $35.8 million and $21.6 million, respectively, in foreign currency forward exchange contracts with a fair value of zero and $0.8 million, respectively, which are included in other current assets (liabilities) in the Consolidated Balance Sheets. As of December 31, 2006, all contracts were set to expire in the first quarter of 2007. The Company applies hedge accounting based upon the criteria established by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”  (“SFAS 133”), whereby the Company designates its derivatives for revenue hedging purposes as cash flow hedges. The Company has elected not to designate its derivatives for balance sheet purposes as fair value hedges under SFAS 133 and have appropriately recorded any changes in fair value to interest income and other, net.

Other Financial Instruments

The carrying amounts and estimated fair values of financial instruments, other than those accounted for in accordance with Statement of Financial Accounting Standards No. 115, were as follows at December 31, 2006 and 2005 (in thousands):

	2006		2005
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Non-marketable equity securities	$18,739	$18,739	$18,120	$18,120
Note receivable from Nuvelo	—	—	5,240	5,240
Employee loans receivable	2,186	2,186	1,824	1,824
Liability:
Convertible notes	120,000	120,473	120,000	189,886

The fair value estimates provided above for the Company’s convertible notes were based on quoted market prices available at December 31, 2006 and 2005. All other fair values were based on current market rates, liquidation and net realizable values.

NOTE 8—INVENTORIES

Inventories consist of the following at December 31, 2006 and 2005 (in thousands):

	2006	2005
Raw materials	$21,612	$13,094
Work-in-process	13,127	10,423
Finished goods	11,767	12,463
Total	$46,506	$35,980

NOTE 9—PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31, 2006 and 2005 (in thousands):

	2006	2005
Property and equipment:
Construction-in-progress	$75,870	$25,233
Equipment and furniture	130,355	115,143
Building and leasehold improvements	62,872	55,477
Land	1,310	1,310
	270,407	197,163
Less accumulated depreciation and amortization	(129,085)	(111,603)
Net property and equipment	$141,322	$85,560

Construction-in-progress includes construction costs for new and upgraded facilities in Singapore and West Sacramento as well as related purchased equipment not yet placed in service.

NOTE 10—ACQUIRED TECHNOLOGY RIGHTS

Acquired technology rights are comprised of licenses to technology covered by patents owned by third parties or patents acquired by the Company and are amortized over the expected useful lives of these assets, which range from one to fifteen years. Accumulated amortization of these rights amounted to $30.2 million and $22.2 million at December 31, 2006 and 2005, respectively.

In May 2004, the Company reached an agreement with Oxford Gene Technology, Ltd. (“OGT”) that required the Company to make a total cash payment of $62.5 million to OGT. The agreement included two distinct components. The first component related to the payment of approximately $20.6 million due in connection with previously accrued and expensed royalty obligations through May 2004 calculated using the terms of the original license agreement. The second component related to a cash payment of approximately $41.9 million to convert the Company’s non-exclusive royalty bearing license to certain OGT patents to a fully paid up license. The Company determined that the $41.9 million cash payment is less than the net present value of the future estimated royalty obligations under the terms of the original license agreement. In accordance with Statement of Financial Accounting Standard 142 (“SFAS 142”), Goodwill and Other Intangible Assets, the $41.9 million was recorded as an intangible asset. Consistent with the guidance in SFAS 142 and with Statement of Financial Accounting Standard 141 (“SFAS 141”), Business Combinations, this fully paid license is being amortized over its remaining useful life of approximately ten years.

The expected future annual amortization expense of the Company’s acquired technology rights is as follows (in thousands):

For the Year Ending December 31,	Amortization Expense
2007	$8,326
2008	8,314
2009	7,446
2010	6,676
2011	6,280
Thereafter	18,083
Total expected future annual amortization	$55,125

NOTE 11—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of December 31, 2006 and 2005 consist of the following (in thousands):

	2006	2005
Accounts payable	$23,248	$29,718
Accrued compensation and related liabilities	19,050	20,419
Accrued taxes	6,362	10,354
Accrued legal	2,426	1,357
Accrued warranties	6,801	6,223
Other	5,006	3,480
Total	$62,893	$71,551

NOTE 12—RELATED PARTY TRANSACTIONS AND NOTES RECEIVABLE FROM EMPLOYEES

Related Party Transactions

Perlegen Sciences, Inc.

As of December 31, 2006, the Company, and certain of its affiliates, including the Company’s chief executive officer and members of the board of directors, held approximately 22% ownership interest in Perlegen Sciences, Inc. (“Perlegen”), a privately-held biotechnology company. In addition, two members of Perlegen’s board of directors are also members of the Company’s board of directors.

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

In June 2005, the Company executed an agreement with a customer pursuant to which the Company agreed to provide genotypic data in the context of whole genome association studies. The Company had subcontracted certain elements of this agreement to Perlegen which will use Affymetrix GeneChip® technology to provide the genotypic data. The agreement ended in the third quarter of 2006 and no expenses were incurred.

In October 2006, the Company entered into four new supply and license agreements with Perlegen. These four agreements, consisting of a commercial products supply agreement, non-commercial products supply agreement and two intellectual property license agreements, replace the prior supply and intellectual property license agreements entered into by the Company and Perlegen in 2003. Under the new supply agreements, which include terms that are generally consistent with the Company’s standard supply terms, the Company shall supply commercial GeneChip products and certain non-commercial custom GeneChip products for Perlegen’s use in defined fields.

Notes Receivable from Employees

The Company has notes receivable from employees totaling $2.2 million and $1.8 million as of December 31, 2006 and 2005, respectively. The notes are generally due four to five years after the date of issuance and accrued interest is due based on the Internal Revenue Service imputed interest rate at the date of issuance. Interest rates have generally been between 2% and 6%.

NOTE 13—COMMITMENTS AND CONTINGENCIES

Operating Leases

Affymetrix leases laboratory, office and manufacturing facilities under non-cancelable operating leases that expire at various times through 2016. Some of these leases contain renewal options ranging from two to five years and escalation clauses. Rent expense related to operating leases was approximately $10.9 million in 2006, $8.9 million in 2005 and $8.6 million in 2004. In connection with some of these facility leases, the Company has made security deposits totaling $2.6 million, which are included in long-term other assets in the Consolidated Balance Sheets. Future minimum lease obligations at December 31, 2006 under all non-cancelable operating leases are as follows (in thousands):

Year Ending December 31,	Amount
2007	$10,488
2008	10,159
2009	7,262
2010	6,191
2011	5,784
Thereafter	10,733
Total minimum lease payments	$50,617

Product Warranty Commitment

The Company provides for anticipated warranty costs at the time the associated revenue is recognized. Product warranty costs are estimated based upon the Company’s historical experience and the warranty period. The Company periodically reviews the adequacy of its warranty reserve, and adjusts, if necessary, the warranty percentage and accrual based on actual experience and estimated costs to be incurred. In the third quarter of 2005, the Company adjusted its warranty reserve by approximately $2.0 million for anticipated costs associated with its decision to replace its Mapping 500K Array sets purchased by certain of its early access customers. In the fourth quarter of 2006, we reserved approximately $1.3 million to replace chips damaged due to a manufacturing process defect. This manufacturing process error has been resolved as of December 31, 2006. Information regarding the changes in the Company’s product warranty liability for the years ended December 31, 2005 and December 31, 2006 is as follows (in thousands):

Amount
Balance at December 31, 2004	$4,113
New warranties issued	5,002
Repairs and replacements	(4,918)
Adjustments	2,026
Balance at December 31, 2005	6,223
New warranties issued	5,964
Repairs and replacements	(6,643)
Adjustments	1,257
Balance at December 31, 2006	$6,801

Funding Commitments

The Company has invested $9.5 million and is committed to invest up to an additional $0.5 million in a venture capital limited partnership. The investment is included on the Consolidated Balance Sheet as a component of other assets and is accounted for under the equity method.

Non-Cancelable Supply Agreements

As of December 31, 2006, the Company had approximately $1.1 million of non-cancelable inventory supply agreements that are in effect through 2009.

Indemnifications

From time to time the Company has entered into indemnification provisions under certain of its agreements with other companies in the ordinary course of business, typically with business partners, customers, and suppliers. Pursuant to these agreements, the Company generally indemnifies, holds harmless, and agrees to reimburse the indemnified parties on a case by case basis for losses suffered or incurred by the indemnified parties in connection with any U.S. patent or other intellectual property infringement claim by any third party with respect to its products. The term of these indemnification provisions is generally perpetual from the time of the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. In addition, the Company has entered into indemnification agreements with its officers and directors. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As of December 31, 2006, the Company had not accrued a liability for this guarantee, because the likelihood of incurring a payment obligation in connection with this guarantee is remote.

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

Shareholder Derivative Lawsuits

Three shareholders of the Company have filed purported derivative lawsuits on behalf of the Company, which lawsuits name the Company (as nominal defendant) and several of the Company’s current and former officers and directors, and allege that these officers and directors breached their fiduciary duties and breached other laws by participating in backdating stock options grants. Two of these lawsuits were filed in the United States District Court for the Northern District of California on August 30, 2006 and September 13, 2006 and the third was filed in the Superior Court of the State of California on October 20, 2006. The substance of the allegations in all three lawsuits is similar, and indeed, the two federal actions have been consolidated. The plaintiffs in the federal actions filed a consolidated complaint on January 10, 2007. Allegations made in the consolidated complaint or the state action include allegations of breaches of fiduciary duty, unjust enrichment as a result of the receipt and retention of backdated stock option grants, violations of federal securities laws, violations of Generally Accepted Accounting Principles, violations of Section 162(m) of the Internal Revenue Code, and other violations of state law including violations of the California Corporations Code. In one or both of these actions, the plaintiffs seek to recover, on behalf of the Company, damages resulting from the alleged violations, including treble damages pursuant to California law, disgorgement or voiding of any backdated stock options or the proceeds of any such exercised stock options from the individual defendants, changes in the Company’s corporate governance and internal control procedures, other equitable relief, punitive damages, an award of attorneys’ fees and costs, and other relief. The Company may be subject to other lawsuits from private plaintiffs concerning this subject matter based on allegations similar to those described above. As previously disclosed in the Company’s Form 10-K/A for the year ended December 31, 2005, the Company’s decision to restate its consolidated financial statements was based on the results of an internal review of its historical stock option granting practices from January 1, 1997 through May 31, 2006 performed under the direction of the Audit Committee of the Board of Directors. The review did not find any pattern or practice of inappropriately identifying grant dates with hindsight in order to provide “discounted” or “in-the-money” grants. The Company does not believe that the claims in these derivative lawsuits have merit and the Company intends to vigorously defend the cases.

SEC Informal Inquiry

On September 12, 2006, the Company received written notice from the Securities and Exchange Commission that it is conducting an informal inquiry into the Company’s stock option practices. The Company is responding to the request for information and is cooperating fully in the informal inquiry. The Company was advised in the SEC’s notice that the SEC’s request should not be construed as an indication by the SEC or its staff that any violations of law have occurred, nor should the request be considered an adverse reflection upon any person, entity or security.

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

Stock-Based Compensation Plans

The Company has a stock-based compensation program that provides the Board of Directors broad discretion in creating equity incentives for employees, officers, directors and consultants. This program includes incentive and non-qualified stock options and non-vested stock awards (also known as restricted stock) granted under various stock plans. Stock options are generally time-based, vesting 25% on each annual anniversary of the grant date over four years and expire 7 to 10 years from the grant date. Non-vested restricted stock awards are generally time-based, vesting 33% on each of the second, third and fourth anniversaries of the grant date. As of December 31, 2006, the Company had approximately 1.4 million shares of common stock reserved for future issuance under its stock-based compensation plans. New shares are issued as a result of stock option exercises and non-vested restricted stock awards.  A more detailed description of the Company’s current stock option plans is as follows:

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

Prior to the adoption of SFAS 123R, the Company applied SFAS 123, amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS 148), which allowed companies to apply the existing accounting rules under APB 25, “Accounting for Stock Issued to Employees,” and related Interpretations. In general, as the exercise price of options granted under the Company’s plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost was recognized in the Company’s net income (loss) for periods prior to the adoption of SFAS 123R. As required by SFAS 148 prior to the adoption of SFAS 123R, the Company provided pro forma net income (loss) and pro forma net income (loss) per common share disclosures for stock-based awards, as if the fair-value-based method defined in SFAS 123 had been applied.

As a result of adopting SFAS 123R, the Company’s loss before taxes, net loss and basic and diluted loss per share for the year ended December 31, 2006 was $14.1 million, $10.0 million, $0.15 lower, respectively, than if the Company had continued to account for stock-based compensation under APB Opinion No. 25. In accordance with SFAS 123R, the Company is also required to present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows. Income tax benefit of $7.2 million was realized from stock option exercises during the year ended December 31, 2006.

The following table sets forth the total stock-based compensation expense resulting from stock options and non-vested stock awards included in the Company’s Condensed Consolidated Statements of (Loss) Income upon the adoption of SFAS 123R (in thousands):

Year Ended December 31, 2006
Costs of product sales	$1,389
Research and development	3,653
Selling, general and administrative	10,008
Restructuring	7,544
Total stock-based compensation expense	$22,594
Income tax benefit	(4,567)
Total stock-based compensation expense, net of tax	$18,027

Selling, general and administrative expense included a $1.1 million charge in the second quarter of 2006 due to the modification of an executive officer’s stock option grant to include an extension of time to exercise as well as the vesting of certain stock options without a requisite service period. Restructuring expense included a $7.5 million charge in the third quarter of 2006 due to the modification of a former Neomorphic employee’s equity awards, all of which became fully vested under the terms of a prior leave of absence agreement when he was involuntarily terminated in connection with the Company’s third quarter restructuring effort.

As of December 31, 2006, $20.4 million of total unrecognized stock-based compensation expense related to non-vested awards is expected to be recognized over the respective vesting terms of each award through 2010. The weighted average term of the unrecognized stock-based compensation expense is 1.6 years.

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123, as amended by SFAS 148, to stock-based employee compensation (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004
Net income—as reported	$65,787	$47,608
Add: Stock-based employee compensation expense included in reported net income, net of tax	384	920
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	(15,800)	(15,984)
Pro forma net income	$50,371	$32,544
Net income per share:
Basic net income per common share—as reported	$1.03	$0.79
Diluted net income per common share—as reported	$0.96	$0.74
Basic net income per common share—pro forma	$0.79	$0.54
Diluted net income per common share—pro forma	$0.74	$0.51

Stock Options

The fair value of options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2006	2005	2004
Risk free interest rate	5.0%	4.1%	3.2%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	40%	45%	56%
Expected option term (in years)	4.5	3.6	3.4

The risk free interest rate for periods within the contractual life of the Company’s stock options is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term is derived from an analysis of the Company’s historical exercise trends over ten years. The expected volatility for the year ended December 31, 2006 is based on a blend of historical and market-based implied volatility. The expected volatility for the years ended December 31, 2005 and 2004 is based solely on historical volatility. The Company’s management changed its expected volatility estimation approach based upon the availability of actively traded options on the Company’s common stock and because management believes this blended method is more representative of future stock price trends than historical volatility alone. Using the assumptions above, the weighted average grant date fair value of options granted during the years ended December 31, 2006, 2005 and 2004 was $11.61, $18.97 and $12.99, respectively.

Activity under the Company’s stock plans for the year ended December 31, 2006 is as follows (in thousands, except per share amounts):

	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
		(in Years)
Outstanding at December 31, 2005	6,757	$31.31
Grants	1,056	28.90
Exercises	(495)	19.00
Forfeitures	(533)	33.25
Expirations	(319)	37.17
Outstanding at December 31, 2006	6,466	$31.42	4.4	$6,846
Exercisable at December 31, 2006	4,565	$31.06	3.83	$5,856
Vested and expected to vest at December 31, 2006	6,153	$31.37	4.34	$6,736

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of its fourth quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. This amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised is $6.2 million, $74.2 million, and $29.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Restricted Stock

The following table summarizes the Company’s non-vested restricted stock activity for the year ended December 31, 2006 (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested stock outstanding at December 31, 2005	121	$56.54
Granted	260	26.63
Vested	(85)	58.82
Forfeited	(49)	23.64
Non-vested stock outstanding at December 31, 2006	247	$30.81

Total fair value of shares vested is $7.6 million and $2.5 million for the years ended December 31, 2006 and 2005, respectively. The Company did not grant restricted stock prior to the year ended December 31, 2005.

The following table summarizes information concerning currently outstanding and exercisable options at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price Per Share	Number	Weighted-Average Exercise Price Per Share
	(in thousands)	(In Years)	(in thousands)
$0.26 - $20.38	779	3.19	$14.95	692	$15.21
$20.39 - $24.44	1,332	3.50	$23.36	1,228	$23.46
$24.47 - $30.32	1,325	5.18	$27.14	576	$26.47
$30.34 - $34.51	1,115	4.93	$31.33	704	$31.33
$34.56 - $45.94	678	5.40	$40.57	286	$38.99
$45.97 - $50.07	932	3.99	$47.86	842	$47.86
$50.28 - $133.50	305	5.55	$57.10	237	$57.84
Total	6,466	4.42	$31.42	4,565	$31.06

Reserved Shares

At December 31, 2006, the Company has shares reserved for future issuance as follows (in thousands):

Options outstanding	6,466
Options available for future grants	1,415
Convertible subordinated notes	3,870
11,751

NOTE 17—INCOME TAXES

The following table presents the U.S. and foreign components of consolidated income (loss) before income taxes and the provision for income taxes (in thousands). Note, certain prior year information has been re-classified to conform to current year presentation:

	Year Ended December 31,
	2006	2005	2004
INCOME (LOSS) BEFORE INCOME TAXES:
U.S.	$14,760	$127,382	$48,208
Foreign	(20,827)	(64,774)	2,726
Income (loss) before income taxes	$(6,067)	$62,608	$50,934
PROVISION (BENEFIT) FOR INCOME TAXES:
Current:
Federal	$13,203	$30,380	$437
State	888	2,663	280
Foreign	41	1,969	2,609
Subtotal	14,132	35,012	3,326
Deferred:
Federal	$(5,565)	$(36,536)	$—
State	(1,261)	(905)	—
Foreign	331	(750)	—
Subtotal	(6,495)	(38,191)	—
Provision (benefit)for income taxes	$7,637	$(3,179)	$3,326

The difference between the provision (benefit) for income taxes and the amount computed by applying the Federal statutory income tax rate (35%) to income(loss) before taxes is explained as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Tax at federal statutory rate	$(2,123)	$21,913	$17,827
Previously unbenefited losses	—	(57,550)	(17,503)
State taxes, net	704	4,042	182
Non-deductible stock compensation	3,840	281	322
Foreign rate differential	7,018	29,120	1,657
Alternative minimum taxes	—	—	1,751
Non-deductible in-process research and development	—	2,910	—
Research credits	(2,163)	(2,137)	—
Export tax benefits	—	(1,142)	—
Domestic manufacturing deduction	—	(840)	—
Other	361	224	(910)
	$7,637	$(3,179)	$3,326

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$38,779	$51,678
Tax credit carryforwards	32,268	29,024
Deferred revenue	7,843	12,899
Capitalized research and development costs	2,416	3,126
Intangibles	1,339	2,242
Stock-based compensation	6,215	3,837
Accrued compensation	2,882	3,492
Accrued warranty	2,673	2,452
Inventory reserve	7,103	4,452
Reserves and other	8,813	9,505
Depreciation and amortization	4,198	900
Other, net	476	1,339
Total deferred tax assets	115,005	124,946
Valuation allowance for deferred tax assets	(68,029)	(76,643)
Net deferred tax assets	46,976	48,303
Net deferred tax liabilities:
Acquired intangibles	(1,498)	(1,825)
Other, net	(2,774)	(2,654)
Total deferred tax liabilities	(4,272)	(4,479)
Net deferred tax assets	$42,704	$43,824

As of December 31, 2006, the Company had total net operating loss carryforwards of $163.0 million, comprised of $110.7 million for U.S. federal purposes, which expire in the years 2018 through 2025 if not utilized, and $52.3 million for state purposes, which expire in the years 2010 through 2015 if not utilized.

Additionally, the Company has federal and state research and development tax credit carryforwards and other various tax credit carryforwards of approximately $40.5 million, which expire in the years 2008 through 2026 if not utilized. Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

The valuation allowance was decreased by $8.6 million and $45.7 million for the years ended December 31, 2006 and 2005, respectively. The remaining valuation allowance as of December 31, 2006 is $68.0 million, primarily due to the benefit of stock options that have not been realized on a tax return. In assessing the realizability of its deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considered historical book income, the scheduled reversal of deferred tax assets, and projected future book and taxable income in making this assessment. Based upon a detailed analysis of historical and projected book and taxable income, the Company determined that the realization of certain deferred tax assets is considered more likely than not.

Approximately $58.7 million of the valuation allowance as of December 31, 2006 is attributable to the income tax benefits of stock option deductions, the benefit of which will be credited to stockholders’ equity when, and if, realized. The remaining valuation allowance of approximately $9.3 million as of December 31, 2006 is attributable to the acquisition of certain ParAllele tax attributes, the benefit of which will be credited to goodwill when, and if, realized.

As of December 31, 2006, cumulative unremitted foreign earnings that are considered to be permanently invested outside the United States and on which no U.S. taxes have been provided were approximately $10.0 million. The residual U.S. tax liability, if such amounts were remitted, would be nominal.

Of the total tax benefits resulting from the exercise of employee stock options and other employee stock programs, the amounts booked to stockholders’ equity were approximately $7.6 million and $33.1 million for the years ended December 31, 2006 and 2005 respectively.

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

	Year Ended December 31,
	2006	2005	2004
Total product and product related revenue:
Probe arrays	$170,359	$197,949	$168,243
Reagents	43,283	42,428	31,744
Instruments	47,101	62,636	77,269
Subscription fees	7,237	12,448	20,669
Service and other	41,235	20,172	15,526
License fee and milestone revenue	14,568	14,557	17,434
Total product and product related revenue	$323,783	$350,190	$330,885
Customer location:
United States	$155,737	$173,496	$171,674
Europe	108,215	108,907	100,553
Japan	37,403	47,920	43,488
Other	22,428	19,867	15,170
Total	$323,783	$350,190	$330,885

There were no customers representing 10% or more of total revenue in 2006, 2005 and 2004.

NOTE 19—DEFINED-CONTRIBUTION SAVINGS PLANS

401(k) Plan

The Company maintains a defined-contribution savings plan which is qualified under Section 401(k) of the Internal Revenue Code. The plan covers substantially all full-time U.S. employees. Participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Company’s expense associated with matching employee contributions totaled $3.8 million in 2006, $3.3 million in 2005 and $3.0 million in 2004. Company contributions vest to employees ratably over four years.

Director and Executive Deferred Compensation Plan

In December 2004, the Board of Directors approved the creation of the Affymetrix, Inc. Deferred Compensation Plan (the “Plan”). The Plan provides directors, executive officers and other eligible employees with the opportunity to enter into agreements to defer specified percentages of their cash compensation derived from base salary, bonus awards and other specified compensation (including director fees). Distributions occur upon termination of service (or the 6-month anniversary after termination), death, or upon such other dates that may be elected by the participant in accordance with the terms of the Plan. Generally participants may elect for distributions of deferred amounts upon termination or death to be paid in the form of either a lump sum or in annual installments. Distributions would be made in the event of a change of control of Affymetrix. Deferrals are adjusted for gain or loss based on the performance of one or more investment options selected by the participant from among investment funds chosen by the Compensation Committee of the Board. The Company in its sole discretion may suspend or terminate the Plan or revise or amend it in any respect, except that no such action may reduce vested amounts credited to deferral accounts, and such accounts will continue to be owed to the participants or beneficiaries and will continue to be a liability of the Company until paid. For the years ended December 31, 2006 and 2005, the Company incurred no significant expenses in connection with the Plan.

NOTE 20—UNAUDITED QUARTERLY FINANCIAL INFORMATION

	2006				2005
	Fourth Quarter(3)	Third Quarter(2)	Second Quarter	First Quarter	Fourth Quarter(1)	Third Quarter	Second Quarter	First Quarter
	(in thousands, except per share amounts)				(in thousands, except per share amounts)
Total revenue (excluding Perlegen)	$101,585	$80,079	$77,869	$81,091	$108,734	$81,227	$82,140	$86,428
Perlegen revenue	$2,603	$4,593	$2,197	$5,300	$2,755	$2,220	$1,911	$2,187
Total cost of goods sold (excluding Perlegen)	$38,675	$32,477	$27,058	$25,515	$30,653	$23,410	$20,411	$21,784
Perlegen cost of goods sold	$914	$1,646	$1,074	$1,584	$803	$1,359	$1,750	$1,242
Net income (loss)	$8,680	$(14,155)	$(10,054)	$1,825	$30,609	$9,398	$8,337	$17,444
Basic net income (loss) per common share	$0.13	$(0.21)	$(0.15)	$0.03	$0.46	$0.15	$0.13	$0.28
Diluted net income (loss) per common share	$0.13	$(0.21)	$(0.15)	$0.03	$0.43	$0.14	$0.12	$0.26

(1)             On October 21, 2005, the Company recorded a charge of approximately $8.3 million related to acquired in-process technology in connection with our acquisition of ParAllele BioScience, Inc. (“ParAllele”), a provider of comprehensive genetic discovery solutions to the life science research, pharmaceutical and diagnostic sectors.

(2)             In the third quarter of 2006, the Company recorded restructuring charges of $10.0 million related employee severance and relocation benefits pursuant to its plan to terminate certain general and administrative functions and consolidate its Bedford, Massachusetts based instrumentation manufacturing and development facility with its manufacturing facility in West Sacramento, including $7.5 million related to  the modification of a former employee’s equity awards.

(3)             In the fourth quarter of 2006, the Company recorded an additional $3.5 million, related to its restructuring plan.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.        CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, Affymetrix’ management, including our Chief Executive Officer and Interim Principal Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of Affymetrix’ disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Interim Principal Financial Officer concluded that Affymetrix’ disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Affymetrix, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Affymetrix, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Affymetrix, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Affymetrix, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Affymetrix, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Affymetrix, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of Affymetrix, Inc. and our report dated February 23, 2007, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Palo Alto, California,
February 23, 2007

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

ITEM 9B.       OTHER INFORMATION

Not applicable.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors and executive officers is incorporated by reference to the sections of the Company’s proxy statement for the 2007 Annual Meeting of Stockholders (the “Proxy Statement”) entitled “Election of Directors” and “Management.”

The information concerning our corporate governance, including our audit committee, required by this Item is incorporated by reference to the sections of the Proxy Statement entitled “Governance of the Company” and “Report of the Audit Committee.”

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

ITEM 11.         EXECUTIVE COMPENSATION

Incorporated by reference to the sections of the Proxy Statement entitled “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Certain Transactions” and “Compensation of Directors.”

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Incorporated by reference to the section of the Proxy Statement entitled “Stock Ownership of Principal Stockholders and Management.”

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to the sections of the Proxy Statement entitled “Certain Transactions” and “Governance of the Company.”

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

Information about principal accountant fees and services as well as related pre-approval policies appears under “Fees Paid to Ernst & Young LLP” and “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm” in the Proxy Statement. Those portions of the Proxy Statement are incorporated by reference into this report.

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

(a)(3)            Exhibits:

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
3.1(4)	Restated Certificate of Incorporation.
3.2(5)	Bylaws.
3.3(6)	Amendment No. 1 to the Bylaws dated as of April 25, 2001.
3.4(7)	Summary of Rights to Purchase Shares of Preferred Stock pursuant to the Rights Agreement dated as of October 15, 1998.
4.1(8)	Rights Agreement, dated October 15, 1998, between Affymetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent.
4.2(9)	Amendment No. 1 to Rights Agreement, dated as of February 7, 2000, between Affymetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent.
4.3(10)	Indenture dated as of December 15, 2003, between Affymetrix, Inc. and The Bank of New York, as Trustee.
4.4(10)	Affymetrix, Inc. 0.75% Senior Convertible Notes due 2033 Registration Rights Agreement dated December 15, 2003.
10.1(11)†	1993 Stock Plan, as amended.
10.2(11)†	1996 Nonemployee Directors Stock Option Plan.
10.3(12)	Lease between Sobrato Interests and Affymetrix, Inc. dated June 12, 1996 (3380 Central Expressway, Santa Clara, CA).
10.4(12)	Lease between Sobrato Interests and Affymetrix, Inc. dated May 31, 1996 (3450 Central Expressway, Santa Clara, CA).
10.5(13)†	1998 Stock Incentive Plan.
10.6(13)†	Form of Officer and Director Indemnification Agreement.
10.7(14)	Amendment No. 1 to the 1996 Nonemployee Directors Stock Option Plan of Affymetrix, Inc.
10.8(15)	Amended and Restated 1996 Non-Employee Directors Stock Plan.
10.9(16)*	Common Terms Agreement between F. Hoffmann-La Roche Ltd. and Affymetrix, Inc. dated January 29, 2003.
10.10(16)*	License Agreement between F. Hoffmann-La Roche Ltd. and Affymetrix, Inc. dated January 29, 2003.
10.11(16)*	Affymetrix Instrument and Chip Supply Agreement between F. Hoffmann-La Roche Ltd. and Affymetrix, Inc. dated January 29, 2003.
10.12(16)*	Research & Development Collaboration Agreement between F. Hoffmann-La Roche Ltd. and Affymetrix, Inc. dated January 29, 2003.
10.13(16)*	Diagnostic Product and Instrument Agency Agreement between F. Hoffmann-La Roche Ltd. and Affymetrix, Inc. dated January 29, 2003.
10.14(16)*	Affymetrix Instrument Agency Agreement between F. Hoffmann-La Roche Ltd. and Affymetrix, Inc. dated January 29, 2003.

10.15(17)		Lease between Sobrato Interests and Affymetrix dated July 3, 2002 (3420 Central Expressway, Santa Clara, CA).
10.16(17)		First Amendment to Lease between Sobrato Interests and Affymetrix dated September 30, 2003 (3420 Central Expressway, Santa Clara, CA).
10.17(17	)†	Loan Agreement in principal amount of $1.2 million executed by Barbara A. Caulfield dated January 7, 2004 pursuant to an extension of credit made to Ms. Caulfield by the Company on July 16, 2001.
10.18(18	)†	Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan.
10.19(19	)†	Form of Non-Qualified Stock Option Agreement under the Affymetrix, Inc. Amended and Restated 1996 Non-Employee Directors Stock Plan.
10.20(19	)†	Form of Stock Option Agreement under the Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan.
10.21(20	)†	Affymetrix, Inc. Deferred Compensation Plan.
10.22(21)		Fifth Amendment to Lease between Sobrato Interests and Affymetrix, Inc. dated July 3, 2002 (3380 Central Expressway, Santa Clara, CA).
10.23(21)		First Amendment to Lease between Sobrato Interests and Affymetrix, Inc. dated July 3, 2002 (3450 Central Expressway, Santa Clara, CA).
10.24(22)		Lease between Keppel Logistics Pte Ltd. and Affymetrix Pte Ltd. dated as of January 1, 2006 (7 Gul Circle, Singapore 629363).
10.25(22	)†	Form of Restricted Stock Agreement under the Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan.
10.26	†	Agreement between the Company and Thane Kreiner, Ph.D. dated May 10, 2006.
10.27(23	)†	Agreement between the Company and Susan E. Siegel dated May 30, 2006.
10.28(24	)†	Offer Letter from the Company to Kevin M. King dated December 18, 2006.
10.29(25	)**	Amendment Agreement dated December 22, 2006 by and among F. Hoffmann-La Roche Ltd., Roche Molecular Systems, Inc. and Affymetrix, Inc.
21		List of Subsidiaries.
23		Consent of Independent Registered Public Accounting Firm.
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2		Certification of Interim Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2		Certification of Interim Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

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

(10) Incorporated by reference to Registrant’s Form S-3 as filed on January 29, 2004 (File No. 333-112311).

(11) Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-3648), as amended.

(12) Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q as filed on August 14, 1996 (File No. 000-28218).

(13) Incorporated by reference to Registrant’s Report on Form 10-K as filed on March 31, 1999 (File No. 000-28218).

(14) Incorporated by reference to Registrant’s Registration Statement on Form S-3 as filed on July 12, 1999 (File No. 333-82685), as amended.

(15) Incorporated by reference to Registrant’s Form 10-Q as filed on May 15, 2001 (File No. 000-28218).

(16) Incorporated by reference to Registrant’s Form 10-Q as filed on May 15, 2003 (File No. 000- 28218).

(17) Incorporated by reference to Registrant’s Form 10-K as filed on March 15, 2004 (File No. 000-28218).

(18) Incorporated by reference to Registrant’s Form 10-Q as filed on August 9, 2004 (File No. 000-28218).

(19) Incorporated by reference to Registrant’s Form 10-Q as filed on November 9, 2004 (File No. 000-28218).

(20) Incorporated by reference to Registrant’s Form 8-K as filed on December 14, 2004 (File No. 000-28218).

(21) Incorporated by reference to Registrant’s Form 10-K as filed on March 16, 2005 (File No. 000-28218).

(22) Incorporated by reference to Registrant’s Form 10-K as filed on March 9, 2006 (File No. 000-28218).

(23) Incorporated by reference to Registrant’s Form 8-K as filed on May 30, 2006 (File No. 000-28218).

(24) Incorporated by reference to Registrant’s Form 8-K as filed on December 19, 2006 (File No. 000-28218).

(25)   Incorporated by reference to Registrant’s Form 8-K as filed on December 22, 2006 (File No. 000-28218).

*                    Confidential treatment granted

†                    Management contract, compensatory plan or arrangement

**             Confidential treatment requested

AFFYMETRIX, INC.
Schedule II—Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Period	Recorded to Costs and Expenses	Deductions(1)	Balance at End of Period
Year Ended December 31, 2006:
Allowance for doubtful accounts	$415	$1,486	$(367)	$1,534
Year Ended December 31, 2005:
Allowance for doubtful accounts	$841	$(33)	$(393)	$415
Year Ended December 31, 2004:
Allowance for doubtful accounts	$761	$144	$(64)	$841

(1)          Uncollectible accounts written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFYMETRIX, INC.
(Registrant)
March 1, 2007	By:	/s/ STEPHEN P.A. FODOR, PH.D.
Stephen P.A. Fodor, Ph.D.
FOUNDER, CHAIRMAN OF THE BOARD AND
CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Title	Date
By:	/s/ STEPHEN P.A. FODOR, PH.D.	Founder, Chairman of the	March 1, 2007
	Stephen P.A. Fodor, Ph.D.	Board and Chief Executive Officer
(Principal Executive Officer)
By:	/s/ JAMES R. GIBSON	Interim Principal Financial Officer	March 1, 2007
	James R. Gibson	and Principal Accounting Officer
By:	/s/ PAUL BERG, PH.D.	Director	March 1, 2007
Paul Berg, Ph.D.
By:	/s/ SUSAN D. DESMOND HELLMANN, M.D.	Director	March 1, 2007
Susan D. Desmond-Hellmann, M.D.
By:	/s/ JOHN D. DIEKMAN, PH.D.	Director	March 1, 2007
John D. Diekman, Ph.D.
By:	/s/ VERNON R. LOUCKS, JR.	Director	March 1, 2007
Vernon R. Loucks, Jr.
By:	/s/ DAVID B. SINGER	Director	March 1, 2007
David B. Singer
By:	/s/ ROBERT H. TRICE, PH.D.	Director	March 1, 2007
Robert H. Trice, Ph.D.
By:	/s/ JOHN A. YOUNG	Director	March 1, 2007
John A. Young

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
3.1(4)	Restated Certificate of Incorporation.
3.2(5)	Bylaws.
3.3(6)	Amendment No. 1 to the Bylaws dated as of April 25, 2001.
3.4(7)	Summary of Rights to Purchase Shares of Preferred Stock pursuant to the Rights Agreement dated as of October 15, 1998.
4.1(8)	Rights Agreement, dated October 15, 1998, between Affymetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent.
4.2(9)	Amendment No. 1 to Rights Agreement, dated as of February 7, 2000, between Affymetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent.
4.3(10)	Indenture dated as of December 15, 2003, between Affymetrix, Inc. and The Bank of New York, as Trustee.
4.4(10)	Affymetrix, Inc. 0.75% Senior Convertible Notes due 2033 Registration Rights Agreement dated December 15, 2003.
10.1(11)†	1993 Stock Plan, as amended.
10.2(11)†	1996 Nonemployee Directors Stock Option Plan.
10.3(12)	Lease between Sobrato Interests and Affymetrix, Inc. dated June 12, 1996 (3380 Central Expressway, Santa Clara, CA).
10.4(12)	Lease between Sobrato Interests and Affymetrix, Inc. dated May 31, 1996 (3450 Central Expressway, Santa Clara, CA).
10.5(13)†	1998 Stock Incentive Plan.
10.6(13)†	Form of Officer and Director Indemnification Agreement.
10.7(14)	Amendment No. 1 to the 1996 Nonemployee Directors Stock Option Plan of Affymetrix, Inc.
10.8(15)	Amended and Restated 1996 Non-Employee Directors Stock Plan.
10.9(16)*	Common Terms Agreement between F. Hoffmann-La Roche Ltd. and Affymetrix, Inc. dated January 29, 2003.
10.10(16)*	License Agreement between F. Hoffmann-La Roche Ltd. and Affymetrix, Inc. dated January 29, 2003.
10.11(16)*	Affymetrix Instrument and Chip Supply Agreement between F. Hoffmann-La Roche Ltd. and Affymetrix, Inc. dated January 29, 2003.
10.12(16)*	Research & Development Collaboration Agreement between F. Hoffmann-La Roche Ltd. and Affymetrix, Inc. dated January 29, 2003.
10.13(16)*	Diagnostic Product and Instrument Agency Agreement between F. Hoffmann-La Roche Ltd. and Affymetrix, Inc. dated January 29, 2003.
10.14(16)*	Affymetrix Instrument Agency Agreement between F. Hoffmann-La Roche Ltd. and Affymetrix, Inc. dated January 29, 2003.
10.15(17)	Lease between Sobrato Interests and Affymetrix dated July 3, 2002 (3420 Central Expressway, Santa Clara, CA).
10.16(17)	First Amendment to Lease between Sobrato Interests and Affymetrix dated September 30, 2003 (3420 Central Expressway, Santa Clara, CA).

10.17(17)†	Loan Agreement in principal amount of $1.2 million executed by Barbara A. Caulfield dated January 7, 2004 pursuant to an extension of credit made to Ms. Caulfield by the Company on July 16, 2001.
10.18(18)†	Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan.
10.19(19)†	Form of Non-Qualified Stock Option Agreement under the Affymetrix, Inc. Amended and Restated 1996 Non-Employee Directors Stock Plan.
10.20(19)†	Form of Stock Option Agreement under the Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan.
10.21(20)†	Affymetrix, Inc. Deferred Compensation Plan.
10.22(21)	Fifth Amendment to Lease between Sobrato Interests and Affymetrix, Inc. dated July 3, 2002 (3380 Central Expressway, Santa Clara, CA).
10.23(21)	First Amendment to Lease between Sobrato Interests and Affymetrix, Inc. dated July 3, 2002 (3450 Central Expressway, Santa Clara, CA).
10.24(22)	Lease between Keppel Logistics Pte Ltd. and Affymetrix Pte Ltd. dated as of January 1, 2006 (7 Gul Circle, Singapore 629363).
10.25(22)†	Form of Restricted Stock Agreement under the Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan.
10.26†	Agreement between the Company and Thane Kreiner, Ph.D. dated May 10, 2006.
10.27(23)†	Agreement between the Company and Susan E. Siegel dated May 30, 2006.
10.28(24)†	Offer Letter from the Company to Kevin M. King dated December 18, 2006.
10.29(25)**	Amendment Agreement dated December 22, 2006 by and among F. Hoffmann-La Roche Ltd., Roche Molecular Systems, Inc. and Affymetrix, Inc.
21	List of Subsidiaries.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Interim Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification of Interim Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

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

(10)   Incorporated by reference to Registrant’s Form S-3 as filed on January 29, 2004 (File No. 333-112311).

(11) Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-3648), as amended.

(12) Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q as filed on August 14, 1996 (File No. 000-28218).

(13) Incorporated by reference to Registrant’s Report on Form 10-K as filed on March 31, 1999 (File No. 000-28218).

(14) Incorporated by reference to Registrant’s Registration Statement on Form S-3 as filed on July 12, 1999 (File No. 333-82685), as amended.

(15) Incorporated by reference to Registrant’s Form 10-Q as filed on May 15, 2001 (File No. 000-28218).

(16) Incorporated by reference to Registrant’s Form 10-Q as filed on May 15, 2003 (File No. 000- 28218).

(17) Incorporated by reference to Registrant’s Form 10-K as filed on March 15, 2004 (File No. 000-28218).

(18) Incorporated by reference to Registrant’s Form 10-Q as filed on August 9, 2004 (File No. 000-28218).

(19) Incorporated by reference to Registrant’s Form 10-Q as filed on November 9, 2004 (File No. 000-28218).

(20) Incorporated by reference to Registrant’s Form 8-K as filed on December 14, 2004 (File No. 000-28218).

(21) Incorporated by reference to Registrant’s Form 10-K as filed on March 16, 2005 (File No. 000-28218).

(22) Incorporated by reference to Registrant’s Form 10-K as filed on March 9, 2006 (File No. 000-28218).

(23) Incorporated by reference to Registrant’s Form 8-K as filed on May 30, 2006 (File No. 000-28218).

(24) Incorporated by reference to Registrant’s Form 8-K as filed on December 19, 2006 (File No. 000-28218).

(25) Incorporated by reference to Registrant’s Form 8-K as filed on December 22, 2006 (File No. 000-28218).

*                    Confidential treatment granted

†                    Management contract, compensatory plan or arrangement

**             Confidential treatment requested