Form 10-Q
period 2007-03-31
AFFYMETRIX INC
filed 2007-05-10
CIK 913077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

COMMON SHARES OUTSTANDING ON MAY 3, 2007: 68,608,767

AFFYMETRIX, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AFFYMETRIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2007	December 31, 2006
		Note 1
ASSETS:
Current assets:
Cash and cash equivalents	$96,253	$119,063
Restricted cash	8,113	—
Available-for-sale securities – short-term portion	146,851	118,088
Accounts receivable, net	61,671	75,553
Accounts receivable from Perlegen Sciences	3,875	2,290
Inventories	59,148	46,506
Deferred tax assets—current portion	14,345	13,534
Prepaid expenses and other current assets	7,750	8,858
Total current assets	398,006	383,892
Available-for-sale securities – long-term portion	—	10,601
Property and equipment, net	143,295	141,322
Acquired technology rights, net	53,043	55,125
Goodwill	125,050	124,916
Deferred tax assets—long-term portion	32,472	29,170
Notes receivable from employees	517	2,186
Other assets	35,532	34,003
Total assets	$787,915	$781,215

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued liabilities	$49,785	$62,893
Deferred revenue — current portion	37,571	30,697
Total current liabilities	87,356	93,590
Deferred revenue — long-term portion	9,478	9,562
Other long-term liabilities	10,140	5,100
Convertible notes	120,000	120,000
Stockholders’ equity:
Common stock	685	679
Additional paid-in capital	686,178	674,428
Accumulated other comprehensive loss	(852)	(1,717)
Accumulated deficit	(125,070)	(120,427)
Total stockholders’ equity	560,941	552,963
Total liabilities and stockholders’ equity	$787,915	$781,215

Note 1:                          The condensed consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date included in the Company’s Form 10-K for the fiscal year ended December 31, 2006.

See accompanying notes.

AFFYMETRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenue:
Product sales	$57,807	$65,972
Product related revenue	13,528	13,243
Total product and product related revenue	71,335	79,215
Royalties and other revenue	2,422	1,876
Revenue from Perlegen Sciences	6,678	5,300
Total revenue	80,435	86,391

Costs and expenses:
Cost of product sales	19,721	19,074
Cost of product related revenue	6,475	6,441
Cost of revenue from Perlegen Sciences	2,421	1,584
Research and development	19,227	23,501
Selling, general and administrative	35,858	38,766
Restructuring charges	5,371	—
Total costs and expenses	89,073	89,366
Loss from operations	(8,638)	(2,975)
Interest income and other, net	2,751	4,287
Interest expense	(415)	(424)

(Loss) income before income taxes	(6,302)	888
Income tax benefit	2,296	937
Net (loss) income	$(4,006)	$1,825

Basic net (loss) income per share	$(0.06)	$0.03
Diluted net (loss) income per share	$(0.06)	$0.03

Shares used in computing basic net (loss) income per share	67,905	67,213
Shares used in computing diluted net (loss) income per share	67,905	68,680

See accompanying notes.

AFFYMETRIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2007	2006

Cash flows from operating activities:
Net (loss) income	$(4,006)	$1,825
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,871	5,443
Amortization of intangible assets	2,082	2,074
Amortization of investment premiums (discounts), net	101	(646)
Stock-based compensation	2,725	3,763
Restructuring charges	738	—
Realized (gain) loss on sales of available for sale securities	(97)	83
Deferred tax assets	(68)	(101)
Write-down of equity investment	131	46
Amortization of debt offering costs	190	189
Accretion of interest on notes receivable	(20)	(15)
Loss on disposal of equipment	6	—
Change in operating assets and liabilities:
Restricted cash	(8,113)	—
Accounts receivable, net	12,297	20,268
Inventories	(12,642)	(4,722)
Prepaid expenses and other current assets	1,789	1,049
Accounts payable and accrued liabilities	(13,846)	(21,765)
Deferred revenue	6,790	(967)
Other long-term liabilities	358	379
Net cash (used in) provided by operating activities	(5,714)	6,903

Cash flows from investing activities:
Capital expenditures	(7,850)	(19,777)
Purchases of available-for-sale securities	(42,431)	(5,300)
Proceeds from the sales or maturities of available-for-sale securities	24,643	18,370
Purchase of non-marketable equity investment	(550)	(250)
Net cash used in investing activities	(26,188)	(6,957)

Cash flows from financing activities:
Issuance of common stock through the Company’s stock option plans	9,031	4,314
Net cash provided by financing activities	9,031	4,314
Effect of exchange rate changes on cash and cash equivalents	61	(4)
Net (decrease) increase in cash and cash equivalents	(22,810)	4,256
Cash and cash equivalents at beginning of period	119,063	100,236
Cash and cash equivalents at end of period	$96,253	$104,492

See accompanying notes.

AFFYMETRIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007
(UNAUDITED)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements include the accounts of Affymetrix, Inc. and its wholly owned subsidiaries (“Affymetrix” or the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included.

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on March 1, 2007.

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

The Company derives the majority of its revenue from product sales of GeneChip® probe arrays, reagents, and related instrumentation that may be sold individually or combined with any of the product or product related revenue items listed below. When a sale combines multiple elements, the Company accounts for multiple element arrangements under Emerging Issues Task Force Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables,” (“EITF 00-21”).

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

Product Sales

Product sales, as well as revenues from Perlegen Sciences (a related party, see Note 8), include sales of GeneChip® probe arrays, reagents and related instrumentation. Probe array, reagent and instrumentation revenues are recognized when earned, which is generally upon shipment and transfer of title to the customer and fulfillment of any significant post-delivery obligations. Accruals are provided for anticipated warranty expenses at the time the associated revenue is recognized.

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

The following table sets forth a reconciliation of basic and diluted net (loss) income per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2007	2006

Numerator:
Net (loss) income —basic	$(4,006)	$1,825
Add effect of dilutive securities:
Interest on convertible notes (inclusive of amortization of debt issuance costs)	—	415
Net (loss) income — diluted	$(4,006)	$2,240
Denominator:
Weighted-average shares outstanding	68,211	67,347
Less: weighted-average shares of common stock subject to repurchase	(306)	(134)
Shares used in computing basic net (loss) income per share	67,905	67,213
Add effect of dilutive securities:
Employee stock options	—	1,333
Common stock subject to repurchase	—	134
Shares used in computing diluted net (loss) income per share	67,905	68,680
Basic net (loss) income per share	$(0.06)	$0.03
Diluted net (loss) income per share	$(0.06)	$0.03

The following securities were excluded from the computation of diluted earnings per common share, on an actual outstanding basis, as they were anti-dilutive (in thousands):

	March 31,
	2007	2006

Employee stock options	5,848	2,261
Common stock subject to repurchase	350	—
Convertible notes	3,870	3,870
Total	10,068	6,131

Restructuring

Commencing in the third quarter of fiscal 2006, the Company engaged in, and may continue to engage in, restructuring actions, which require management to utilize significant estimates related to expenses for severance and other employee separation costs, lease cancellation, realizable values of assets that may become duplicative or obsolete, and other exit costs. If the actual amounts differ from the Company’s estimates, the amount of the restructuring charges could be materially impacted. For a full description of the Company’s restructuring actions, see Note 3.

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). The Statement permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements in order to facilitate comparisons between entities choosing different measurement attributes for similar types of assets and liabilities. SFAS 159 does not affect existing accounting requirements for certain assets and liabilities to be carried at fair value and the Company is currently evaluating the impact, if any, of SFAS 159 on its financial position, results of operations and cash flows. This statement is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company for the fiscal year ending December 31, 2008.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” (“SFAS 157”) defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurement. SFAS 157 does not require any new fair value measurement and the Company is currently evaluating the impact, if any, of SFAS 157 on its financial position, results of operations and cash flows. SFAS 157 requires prospective application for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company for the fiscal year ending December 31, 2008.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”).  Under FIN 48 a company recognizes the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position.  FIN 48 clarifies how a company would measure the income tax benefits from the tax positions that are recognized, provides guidance as to the timing of the derecognition of previously recognized tax benefits and describes the methods for classifying and disclosing the liabilities within the financial statements for any unrecognized tax benefits.  FIN 48 also addresses when a company should record interest and penalties related to tax positions and how the interest and penalties may be classified within the income statement and presented in the balance sheet.  The Company adopted FIN 48 effective January 1, 2007 as described in Note 10.

NOTE 2—STOCK-BASED COMPENSATION

Stock-Based Compensation Plans

The Company has a stock-based compensation program that provides the Board of Directors broad discretion in creating equity incentives for employees, officers, directors and consultants. This program includes incentive and non-qualified stock options and non-vested stock awards (also known as restricted stock) granted under various stock plans. Stock options are generally time-based, vesting 25% on each annual anniversary of the grant date over four years and expire 7 to 10 years from the grant date. Non-vested stock awards are generally time-based, vesting 25% on each annual anniversary of the grant date over four years. As of March 31, 2007, the Company had approximately 1.4 million shares of common stock reserved for future issuance under its stock-based compensation plans. New shares are issued as a result of stock option exercises and non-vested restricted stock awards.

The Company allocated stock-based compensation expense under SFAS No. 123R, “Share-Based Payment”, as follows (in thousands):

	Three Months Ended March 31,
	2007	2006

Costs of product sales	$297	$341
Research and development	562	1,062
Selling, general and administrative	1,866	2,360
Total stock-based compensation expense	2,725	3,763
Income tax effect	(703)	(932)
Total stock-based compensation expense, net of tax	$2,022	$2,831
As of March 31, 2007, $21.8 million of total unrecognized stock-based compensation expense related to non-vested awards is expected to be recognized over the respective vesting terms of each award through 2011. The weighted average term of the unrecognized stock-based compensation expense is 2.2 years.

Stock Options

The fair value of options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2007	2006
Risk free interest rate	4.5%	4.8%
Expected dividend yield	0.0%	0.0%
Expected volatility	42%	39%
Expected option term (in years)	4.5	4.5

The risk free interest rate for periods within the contractual life of the Company’s stock options is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term is derived from an analysis of the Company’s historical exercise trends over ten years. The expected volatility for the three months ended March 31, 2007 and March 31, 2006 is based on a blend of historical and market-based implied volatility. Using the assumptions above, the weighted average grant date fair value of options granted during the three months ended March 31, 2007 and 2006 was $10.91 and $15.34, respectively.

Activity under the Company’s stock plans for the three months ended March 31, 2007 is as follows (in thousands, except per share amounts):

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	6,466	$31.42
Grants	124	$26.30
Exercises	(490)	$18.42
Forfeitures or expirations	(252)	$35.55

Outstanding at March 31, 2007	5,848	$32.22	4.02	$16,838

Vested and expected to vest at March 31, 2007	5,463	$32.22	3.93	$21,457

Exercisable at March 31, 2007	4,077	$32.38	3.37	$13,603

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of its first quarter of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2007. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised is approximately $4.1 million and $3.4 million for the three months ended March 31, 2007 and 2006, respectively.

Restricted Stock

The following table summarizes the Company’s non-vested restricted stock activity for the three months ended March 31, 2007 (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant Date Fair Value

Non-vested stock at December 31, 2006	247	$30.81
Granted	151	$26.79
Forfeited	(48)	$42.66

Non-vested stock at March 31, 2007	350	$27.40
The total fair value of shares vested is approximately $25,000 and approximately $21,000 for the three months ended March 31, 2007 and 2006, respectively.

NOTE 3—RESTRUCTURING

Fiscal 2006 Restructuring Plan

In the third quarter of 2006, the Company initiated a restructuring plan (“the plan”) to better align certain of its expenses with the Company’s current business outlook.  The Company’s primary focus of the plan was in the general and administrative functions and included rationalizing its facilities.  In August 2006, the Company terminated certain employees in the general and administrative functions.  Additionally, in September 2006, the Company announced its plan to close its Bedford, Massachusetts based instrumentation manufacturing and development facility. The Company plans to consolidate the Bedford facility’s instrument manufacturing operations with its probe array manufacturing facility located in West Sacramento, California. The Company’s instrumentation development capabilities will be consolidated with its principal research and development facilities located in Santa Clara, California. Implementation of the workforce severance and relocation elements of the Bedford facility closure began in the fourth quarter of 2006 and will continue into the third quarter of 2007. The Company expects the closure of its Bedford, Massachusetts facility to be materially completed by the third quarter of fiscal 2007. As a final element of the Company’s restructuring plan, the Company terminated certain employees in the sales, marketing and research and development functions in Santa Clara, California during January 2007.

The Company estimates that the total restructuring expenses to be incurred in connection with the plan will be approximately $28 million. Of this total, the Company estimates that approximately $19 million relates to employee severance and relocation benefits,  approximately $7 million relates to contract termination costs associated with vacating the leased Bedford facility, and approximately $2 million relates to other restructuring costs such as fixed asset write downs and equipment and inventory relocation costs.  The Company has begun to incur non-employee related restructuring expenses beginning in 2007 and expect to continue incurring these expenses into the second half of 2007. Cash outlays incurred in connection with these restructuring activities are estimated to be approximately $20 million.  In accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the costs relating to employee severance and relocation will be accrued over the remaining service periods of the employees.

During the first quarter of 2007, the Company recognized approximately $5.4 million of expense related to the plan which was presented in a single line item labeled Restructuring charges in the Company’s Statement of Operations, of which approximately $4.8 million related to employee termination benefit costs and approximately $0.6 million related to facility exit costs.

The following table summarizes the accrual balances and utilization by cost type for the plan (in thousands):

	Employee severance and relocation benefits	Facility exit and lease termination costs	Other restructuring costs	Total

Balance as of June 30, 2006	$—	$—	$—	$—
Restructuring charges accrued	10,008	—	—	10,008
Cash payments	(1,541)	—	—	(1,541)
Non-cash settlement	(7,544)	—	—	(7,544)
Adjustments	—	—	—	—
Balance as of September 30, 2006	923	—	—	923
Restructuring charges accrued	3,489	—	—	3,489
Cash payments	(282)	—	—	(282)
Adjustments	—	—	—	—
Balance as of December 31, 2006	4,130	—	—	4,130
Restructuring charges accrued	4,804	567	—	5,371
Cash payments	(4,153)	(480)	—	(4,633)
Adjustments	—	—	—	—
Balance as of March 31, 2007	$4,781	$87	$—	$4,868

NOTE 4—INVENTORIES

Inventories consist of the following (in thousands):

	March 31, 2007	December 31, 2006
Raw materials	$22,516	$21,612
Work-in-process	17,244	13,127
Finished goods	19,388	11,767

Total	$59,148	$46,506

NOTE 5—ACQUIRED TECHNOLOGY RIGHTS

Acquired technology rights are comprised of licenses to technology covered by patents to third parties and are amortized over the expected useful life of the underlying patents, which range from one to fifteen years. Accumulated amortization of these rights amounted to approximately $32.7 million and $30.2 million at March 31, 2007 and December 31, 2006, respectively.

The expected future annual amortization expense of the Company’s acquired technology rights and other intangible assets is as follows (in thousands):

For the Year Ending December 31,	Amortization Expense
2007, remainder thereof	$6,245
2008	8,314
2009	7,446
2010	6,676
2011	6,280
Thereafter	18,082
Total expected future annual amortization	$53,043

NOTE 6—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

	March 31, 2007	December 31, 2006
Accounts payable	$17,861	$23,248
Accrued compensation and related liabilities	19,125	19,050
Accrued taxes	1,197	6,362
Accrued legal	2,509	2,426
Accrued warranties	4,110	6,801
Other	4,983	5,006

Total	$49,785	$62,893

NOTE 7—COMPREHENSIVE (LOSS) INCOME

The components of comprehensive (loss) income are as follows (in thousands):

	Three Months Ended March 31,
	2007	2006

Net (loss) income	$(4,006)	$1,825
Foreign currency translation adjustment	61	(4)
Unrealized gain (loss) on debt securities	804	(19)
Unrealized loss on hedging contracts	—	(268)
Comprehensive (loss) income	$(3,141)	$1,534

NOTE 8—RELATED PARTY TRANSACTIONS

Perlegen Sciences, Inc.

As of March 31, 2007, the Company, and certain of its affiliates, including the Company’s chief executive officer and members of the board of directors, held approximately 22% ownership interest in Perlegen Sciences, Inc. (“Perlegen”), a privately-held biotechnology company. In addition, two members of Perlegen’s board of directors are also members of the Company’s board of directors.

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

In accordance with Financial Accounting Standards Board Interpretation No. 46 “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” as amended (“FIN 46”), the Company has concluded that Perlegen is a variable interest entity in which the Company holds a variable interest, and that the Company is not the primary beneficiary.

In June 2005, the Company executed an agreement with a customer pursuant to which the Company agreed to provide genotypic data in the context of whole genome association studies. The Company had subcontracted certain elements of this agreement to Perlegen which used Affymetrix GeneChip® technology to provide the genotypic data. The agreement ended in the third quarter of 2006 and no expenses were incurred.

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

NOTE 9—COMMITMENTS AND CONTINGENCIES

Product Warranty Commitment

The Company provides for anticipated warranty costs at the time the associated revenue is recognized. Product warranty costs are estimated based upon the Company’s historical experience and the warranty period. The Company periodically reviews the adequacy of its warranty reserve, and adjusts, if necessary, the warranty percentage and accrual based on actual experience and estimated costs to be incurred.  Since the beginning of 2007, the Company has noted that its internal quality control programs have resulted in an overall decline in product replacement claims.  As a result, an adjustment decreasing the warranty reserve balance was made. Information regarding the changes in the Company’s product warranty liability for the three months ended March 31, 2007, respectively, was as follows (in thousands):

Three Months Ended March 31, 2007
Beginning balance at December 31, 2006	$6,801
New warranties issued	1,191
Repairs and replacements	(2,315)
Adjustments	(1,567)
Ending balance at March 31, 2007	$4,110

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

Shareholder Derivative Lawsuits

In 2006, three shareholders of the Company filed purported derivative lawsuits on behalf of the Company, which lawsuits name the Company (as nominal defendant) and several of the Company’s current and former officers and directors, and allege that these officers and directors breached their fiduciary duties and breached other laws by participating in backdating stock options grants.  Two of these lawsuits were filed in the United States District Court for the Northern District

of California, one on August 30, 2006 and the other on September 13, 2006, and were subsequently consolidated. The third lawsuit was filed in the Superior Court of the State of California on October 20, 2006.  The substance of the allegations in these cases is similar, and includes claims against the individual defendants for breach of fiduciary duties, unjust enrichment, and violations of federal securities laws, Generally Accepted Accounting Principles, Section 162(m) of the Internal Revenue Code, and certain state laws in each case in connection with the allegedly backdated options. The plaintiffs seek monetary and equitable relief on behalf of the Company, including damages and disgorgement from the individual defendants, changes in the Company’s corporate governance and internal control procedures, and an award of attorneys’ fees and costs.  As previously disclosed in the Company’s Form 10-K/A for the year ended December 31, 2005, the Company’s decision to restate its consolidated financial statements was based on the results of an internal review of its historical stock option granting practices from January 1, 1997 through May 31, 2006 performed under the direction of the Audit Committee of the Board of Directors.  The review did not find any pattern or practice of inappropriately identifying grant dates with hindsight in order to provide “discounted” or “in-the-money” grants.  The Company does not believe that the claims in these derivative lawsuits have merit and the Company intends to vigorously defend the cases.

SEC Informal Inquiry

On September 12, 2006, the Company received written notice from the Securities and Exchange Commission that it is conducting an informal inquiry into the Company’s stock option practices.  The Company has responded to the request for information and is cooperating fully in the informal inquiry.  The Company was advised in the SEC’s notice that the SEC’s request should not be construed as an indication by the SEC or its staff that any violations of law have occurred; and nor should the request be considered an adverse reflection upon any person, entity or security.

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

Administrative Litigation and Proceedings

The Company’s intellectual property is subject to a number of significant administrative and litigation actions. For example, in Europe and Japan, we expect third parties to oppose significant patents that the Company owns or controls. Currently, third parties, including several of the Company’s competitors, have filed oppositions against several of the Company’s European patents in the European Patent Office. These opposition proceedings are at various procedural stages and will result in the respective patents being either upheld in their entirety, allowed to issue in amended form in designated

European countries, or revoked. Further, in the United States, the Company expects that third parties will continue to “copy” the claims of its patents in order to provoke interferences in the United States Patent & Trademark Office. These proceedings could result in the Company’s patent protection being significantly modified or reduced, in the incurrence of significant costs and the consumption of substantial managerial resources.

NOTE 10—INCOME TAXES

Effective January 1, 2007, the Company adopted FIN 48 as a change in accounting principle. As a result prior periods are not restated for the effect of FIN 48, and the cumulative effect of applying FIN 48 was recorded as an adjustment to accumulated deficit as of the beginning of the period of adoption.  The cumulative effect of adoption was a $0.6 million increase in the opening balance of retained deficit as a change in accounting principle.

The total amount of unrecognized tax benefits as of January 1, 2007 is approximately $16 million.  If recognized, the amount of unrecognized tax benefits that would impact income from continuing operations and the effective tax rate is $15 million.  Any changes to acquisition related unrecognized tax benefits of approximately $1 million will impact goodwill.

As of January 1, 2007, the amount of unrecognized tax benefit where it is reasonably possible that a significant change may occur in the next 12 months is approximately $0.2 million.  The change would result from a possible expiration of a statute of limitations in foreign jurisdictions.

The Company classifies interest and penalties related to tax positions as components of income tax expense.  As of January 1, 2007, the amount of accrued interest  and penalties related to tax uncertainties is approximately $0.1 million.

The tax years 1992-2006 remain open to examination by various major tax jurisdictions to which the Company is subject.

NOTE 11—RESTRICTED CASH

The Company entered into a sales contract with a European customer wherein an upfront deposit was received during the Company’s quarter ended March 31, 2007, to be applied against the future delivery of product and services expected to be completed within the next 12 months.  Per terms of the contract, the cash was deposited into a restricted interest bearing bank account to be applied upon the Company’s delivery of product and services.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2007 and for the three month periods ended March 31, 2007 and 2006 should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

We have established our GeneChip® system as the platform of choice for acquiring, analyzing and managing complex genetic information. Our integrated GeneChip® platform includes disposable DNA probe arrays (chips) consisting of gene sequences set out in an ordered, high density pattern; certain reagents for use with the probe arrays; a scanner and other instruments used to process the probe arrays; and software to analyze and manage genomic information obtained from the probe arrays. We currently sell our products directly to pharmaceutical, biotechnology, agrichemical, diagnostics and consumer products companies as well as academic research centers, government research laboratories, private foundation laboratories and clinical reference laboratories in North America and Europe. We also sell our products through life science supply specialists acting as authorized distributors in Latin America, India, the Middle East and Asia Pacific regions, including China. Although we have achieved profitability in the past, we incurred a net loss for fiscal 2006 and in the first quarter of 2007. The following overview describes a few of the key elements of our business strategy and our goals:

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

Improve operating efficiency.   We intend to leverage our expanded manufacturing capacity and decrease unit costs to improve our gross margins from fiscal 2006. We will monitor our expenses closely to ensure our research and development and selling, general and administrative cost structures remain in line with our revenue growth. Associated with this goal, we announced in July 2006 our intent to restructure our general and administrative cost structure, including rationalizing our facilities requirements in order to bring our operating expenses in line with our current business requirements. We began those efforts and have incurred restructuring charges of approximately $13.5 million in fiscal 2006 and $5.4 million in the first quarter of 2007 and saw decreased expenses in our general and administrative functions. We expect to incur total charges in 2007 of approximately $15 million related to this effort.

Critical Accounting Policies & Estimates

General

The following section of Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Income Taxes

Income tax expense is based on pretax financial accounting income.  Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  We must then assess the likelihood that the resulting deferred tax asserts will be realized.  To the extent we believe that realization is not more likely than not, we establish a valuation allowance.  Significant estimates are required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance to be recorded against our net deferred tax asset.  Some of these estimates are based on interpretations of existing tax laws or regulations.  We believe that our estimates are reasonable and that our reserves for income tax related uncertainties are adequate.  Various internal and external factors may have favorable or unfavorable effects on our future effective tax rate.  These factors include, but are not limited to, changes in tax laws, regulations and /or rates, changing interpretations of existing tax laws or regulations, changes in the valuation of deferred tax assets or liabilities, future level of research and development spending, nondeductible expenses, changes in overall levels and geographical mix of pretax earnings, and ultimate outcomes of income tax audits.

Beginning January 1, 2007, we apply FIN 48 in accounting for income taxes in accordance with SFAS 109.  Under FIN 48 a company recognizes the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position.  FIN 48 clarifies how a company would measure the income tax benefits from the tax positions that are recognized, provides guidance as to the timing of the derecognition of previously recognized tax benefits, and describes the methods for classifying and disclosing the liabilities within the financial statement for any unrecognized tax benefits.  FIN 48 also addresses when a company should record interest and penalties related to tax positions and how the interest and penalties may be classified within the income statement and presented in the balance sheet.

We evaluate the likelihood of sustaining tax positions and assess the benefit to be recognized from these positions using certain subjective assumptions.  The estimate of these key assumptions is based on historical information and judgment regarding audit experience, similar positions, as well as expert advice. As required we review our assumptions at each balance sheet date and, as a result, we may change our valuation assumptions as our experience changes.

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

SFAS 123R requires that employee stock-based compensation costs be recognized over the requisite service period, or the vesting period, in a manner similar to all other forms of compensation paid to employees. Accordingly, in the first three months of 2007, we recognized employee stock-based compensation of approximately $0.3 million in cost of product sales, approximately $0.6 million in research and development expense and approximately $1.9 million in selling, general and administrative expenses.  We adopted SFAS 123R on a modified prospective basis. As of March 31, 2007, approximately $21.8 million of total unrecognized stock-based compensation expense related to non-vested awards is expected to be to be recognized over the respective vesting terms of each award through 2001. The weighted average term of the unrecognized stock-based compensation expense is 2.2 years.

During the three months ended March 31, 2006, we recognized employee stock-based compensation of $0.3 million in cost of product sales, $1.1 million in research and development expense and $2.4 million in selling, general and administrative expenses options recognized under SFAS 123R.

Restructuring

 We have recently engaged in, and may continue to engage in, restructuring actions, which require management to utilize significant estimates related to expenses for severance and other employee separation costs, lease cancellation, realizable values of assets that may become duplicative or obsolete, and other exit costs.  If the actual amounts differ from our estimates, the amount of the restructuring charges could be materially impacted.  For a full description of our restructuring actions, see Note 3 to the Condensed Consolidated Financial Statements in Item 1.

Results of Operations

The following discussion compares the historical results of operations for the three months ended March 31, 2007 and 2006, respectively.

Product Sales

The components of product sales are as follows (in thousands, except percentage amounts):

	Three Months Ended March 31,		Dollar change from	Percentage change from
	2007	2006	2006	2006
Probe arrays	$35,721	$43,204	$(7,483)	(17)%
Reagents	13,606	10,440	3,166	30%
Instruments	8,480	12,328	(3,848)	(31)%
Total product sales	$57,807	$65,972	$(8,165)	(12)%

Total product sales decreased in the first quarter of 2007 as compared to 2006. Probe array sales declined primarily due to a decrease of $6.5 million in revenue related to a reduction in the average selling price of our probe arrays primarily due to a decrease in the selling price of our two-chip 500K genotyping product and a decrease of $1.0 million in revenue due to a decline in unit sales. Reagent sales increased primarily due to an increase of $2.1 million in revenue related to an increase in unit sales and an additional $1.1 million in revenue due to a change in product mix.  Instrument sales decreased primarily due to a decrease of $1.6 million in revenue because of a drop in the average selling price of our GeneChip® Scanner 3000 and a decrease of $1.5 million in revenue related to a decline in unit sales of our fluidics system.

Product Related Revenue

The components of product related revenue are as follows (in thousands, except percentage amounts):

	Three Months Ended March 31,		Dollar change from	Percentage change from
	2007	2006	2006	2006
Subscription fees	$1,016	$1,993	$(977)	(49)%
Service and other	8,908	7,712	1,196	16%
License fees and milestone revenue	3,604	3,538	66	2%
Total product related revenue	$13,528	$13,243	$285	2%

Total product related revenue increased in the first quarter of 2007 as compared to 2006 primarily due to an increase in service and other revenue related to our genotyping services business and instrument service programs. This increase was partially offset by the decline in subscription fees earned under our GeneChip® array access programs as we continue to transition customers to volume-based pricing on array sales.

Royalties and Other Revenue (in thousands, except percentage amounts)

	Three Months Ended March 31,		Dollar change from	Percentage change from
	2007	2006	2006	2006
Royalties and other revenue	$2,422	$1,876	$546	29%

Royalties and other revenue increased in the first quarter of 2007 as compared to 2006 primarily due to additional license and grant revenue.

Revenue from Perlegen Sciences (in thousands, except percentage amounts)

	Three Months Ended March 31,		Dollar change from	Percentage change from
	2007	2006	2006	2006
Revenue from Perlegen Sciences	$6,678	$5,300	$1,378	26%

Perlegen revenue increased in the first quarter of 2007 as compared to 2006 primarily due to increased demand by Perlegen for our commercial probe arrays. The increase of $2.4 million for these arrays was partially offset by a decrease in demand for wafers used by Perlegen for internal research and development of $0.5 million and a decrease in royalties of $0.5 million. Probe arrays and wafers used by Perlegen in their internal research and development activities are sold at our fully burdened cost of manufacturing.

Product and Product Related Gross Margins (in thousands, except percentage/point amounts)

	Three Months Ended March 31,		Dollar / Point change from
	2007	2006	2006

Total gross margin on product sales	$38,086	$46,898	$(8,812)
Total gross margin on product related revenue	7,053	6,802	251

Total gross margin on product and product related revenue	$45,139	$53,700	$(8,561)

Product gross margin as a percentage of product sales	65.9%	71.1%	(5.2)

Product related gross margin as a percentage of product related revenue	52.1%	51.4%	0.7

The 5.2 point decrease in product gross margin in the first quarter of  2007 as compared to 2006 is primarily due to the following three factors: 4.5 points of the decrease is attributable to a change in our reagent product mix; 3.4 points of the decrease is related to a decline in the average selling price of our probe arrays primarily due to a drop in the selling price of our two-chip 500K genotyping product; and 2.8 points of the decrease is due to an increase in our inventory reserves related to expired arrays.   These decreases were partially offset by a 4.3 point increase in product gross margins as we absorbed more manufacturing costs in inventory that was built in advance of our product transitions and for orders that were not received in the quarter.

The 0.7 point increase in product related gross margin in the first quarter of  2007 as compared to 2006 was primarily due to improved process efficiencies in our  genotyping services business, which was partially offset by a decline in sales of our GeneChip® array access agreements as we continue to transition customers to volume-based discounting on product sales.

Cost of Perlegen Revenues (in thousands, except percentage amounts)

	Three Months Ended March 31,		Dollar change from	Percentage change from
	2007	2006	2006	2006
Cost of revenue from Perlegen Sciences	$2,421	$1,584	$837	53%

Cost of Perlegen revenue increased in the first quarter of 2007 as compared to 2006 primarily due to increased demand by Perlegen for our commercial products.

Research and Development Expenses (in thousands, except percentage amounts)

	Three Months Ended March 31,		Dollar change from	Percentage change from
	2007	2006	2006	2006
Research and development	$19,227	$23,501	$(4,274)	(18)%

The decrease in research and development expenses was primarily due to a $1.3 million reduction in employee related expenses following a corporate restructuring plan implemented in the third quarter of 2006.  Additionally, spending on supplies and co-development expenses decreased $2.3 million as we concluded certain co-development activities and began to focus our research and development efforts on fewer more strategic programs that will enable the development of next generation products in our key genetic analysis markets.

While our research and development costs have declined in the near term, we believe a substantial investment in research and development is essential to a long-term sustainable competitive advantage and critical to expansion into additional markets.

Selling, General and Administrative Expenses (in thousands, except percentage amounts)

	Three Months Ended March 31,		Dollar change from	Percentage change from
	2007	2006	2006	2006
Selling, general and administrative	$35,858	$38,766	$(2,908)	(8)%

The decrease in selling, general and administrative expenses was primarily due to lower employee related costs of $2.7 million following a corporate restructuring plan implemented in the third quarter of 2006.   We expect legal costs to vary substantially depending on the intensity of legal activity, such as patent litigation.  Excluding legal costs, we expect to moderate our selling, general and administrative expenses as we intend to leverage our pre-existing investments in these areas to support future business requirements.

Restructuring charges (in thousands, except percentage amounts)

	Three Months Ended March 31,		Dollar change from	Percentage change from
	2007	2006	2006	2006
Restructuring charges	$5,371	$—	$5,371	100%

In the third quarter of 2006, we initiated a restructuring plan (“the plan”) to better align certain of our expenses with our current business outlook.  Our primary focus of the plan was in the general and administrative functions and included rationalizing our facilities.  In August 2006, we terminated certain employees in the general and administrative functions.  Additionally, in September 2006, we announced our plan to close our Bedford, Massachusetts based instrumentation manufacturing and development facility. We plan to consolidate the Bedford facility’s instrument manufacturing operations with our probe array manufacturing facility located in West Sacramento, California. Our instrumentation development capabilities will be consolidated with our principal research and development facilities located in Santa Clara, California. Implementation of the workforce severance and relocation elements of the Bedford facility closure began in the fourth quarter of 2006 and will continue into the third quarter of 2007. We expect the closure of our Bedford, Massachusetts facility to be materially completed by the third quarter of fiscal 2007. As a final element of our restructuring plan, we terminated certain employees in the sales, marketing and research and development functions in Santa Clara, California during January 2007.

We estimate that the total restructuring expenses to be incurred in connection with the plan will be approximately $28 million. Of this total, we estimate that approximately $19 million relates to employee severance and relocation benefits,  approximately $7 million relates to contract termination costs associated with vacating the leased Bedford facility, and approximately $2 million relates to other restructuring costs such as fixed asset write downs and equipment and inventory relocation costs.  We have begun to incur non-employee related restructuring expenses beginning in 2007 and expect to continue incurring these expenses into the second half of 2007. Cash outlays incurred in connection with these restructuring activities are estimated to be approximately $20 million.  In accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the costs relating to employee severance and relocation will be accrued over the remaining service periods of the employees.

During the first quarter of 2007, we recognized approximately $5.4 million of expense related to the plan which was presented in a single line item labeled Restructuring charges in our Statement of Operations, of which approximately $4.8 million related to employee termination benefit costs and approximately $0.6 million related to facility exit costs.

Interest Income and Other, Net (in thousands, except percentage amounts)

The components of interest income and other, net, are as follows:

	Three Months Ended March 31,		Dollar change from	Percentage change from
	2007	2006	2006	2006
Interest income	$2,754	$2,847	$(93)	(3)%
Write down of equity investment	(131)	(46)	(85)	(185)%
Currency (losses) gains , net	(61)	1,566	(1,627)	(104)%
Other	189	(80)	269	336%
Interest income and other, net	$2,751	$4,287	$(1,536)	(36)%

Interest income and other, net decreased for the first quarter of 2007 by $1.5 million as compared to the same period in 2006 primarily due to moderating impacts from foreign currency gains and losses.  In the first quarter of 2006, we realized a $1.6 million currency gain on assets held in various foreign currencies.

Income Tax Benefit (in thousands, except percentage amounts)

	Three Months Ended March 31,		Dollar change from	Percentage change from
	2007	2006	2006	2006

Income tax benefit	$2,296	$937	$1,359	145%

The provision for income tax increased approximately 145% in the first quarter of 2007 as compared to the same period in 2006.  In the first quarter of 2006, we realized a larger benefit due to a reduction in income tax reserve based on the conclusion of a foreign audit.  In the first quarter of 2007, the income tax benefit was more than the 35% U.S. federal statutory rate applied to consolidated loss before income taxes primarily due to the benefit of research and development tax credits.  In the first quarter of 2006, the income tax benefit principally consisted of a $1.3 million reduction in an income tax reserve based on the conclusion of an audit of a foreign tax authority, which was partially offset by our provisions for federal, state, and foreign taxes. We believe realization of our deferred tax assets as of March 31, 2007 is more likely than not based upon future taxable earnings.  An additional valuation allowance against deferred tax assets may be necessary if it is more likely than not that all or a portion of the deferred tax assets will not be realized.

Liquidity and Capital Resources

Cashflow (in thousands)

	Three Months Ended March 31,
	2007	2006
Net cash (used in) provided by operating activities	$(5,714)	$6,903
Net cash used in investing activities	(26,188)	(6,957)
Net cash provided by financing activities	9,031	4,314
Effect of foreign currency translation on cash and cash equivalents	61	(4)

Net (decrease) increase in cash and cash equivalents	$(22,810)	$4,256

Net Cash (Used in) Provided by Operating Activities

Cash (used in) provided by operating activities is net (loss) income adjusted for certain non-cash items and changes in operating assets and liabilities. Cash used in operating activities in the first quarter of 2007 was comprised of a net loss of $4.0 million, primarily offset by depreciation and amortization of $5.9 million and stock-based compensation expense of $2.7 million.  Significant changes in assets and liabilities are as follows:

Our total accounts receivable, including Perlegen, was $65.5 million at March 31, 2007, a decrease of $12.3 million from December 31, 2006. The decrease is primarily due to lower sales of consumables and instruments in the first quarter of 2007 as compared to the fourth quarter of 2006.

Our inventory balance was $59.1 million at March 31, 2007, an increase of $12.6 million from December 31, 2006. The increase is primarily due to the buildup of consumables in advance of anticipated demand as well as a buildup of instruments inventory as we prepare to transition instrument production from our Bedford, Massachusetts facility to our Sacramento, California facility.

Our accounts payable and accrued liabilities balance was $49.8 million at March 31, 2007, a decrease of $13.1 million from December 31, 2006. The decrease was primarily due to the payment of accounts payable related to our manufacturing expansion in Sacramento, California and capital costs on our new manufacturing facility in Singapore.

Net Cash Used in Investing Activities

Our investing activities, other than purchases, sales and maturities of available-for-sale securities, primarily consist of capital expenditures and strategic investments. Cash used for capital expenditures was $7.9 million and $19.8 million in the first quarter of 2007 and 2006, respectively. Our capital expenditures in the first quarter of 2007 primarily related to the final phase of our manufacturing expansion in Sacramento, California, as well as costs incurred to upgrade our enterprise resource planning system.

Net Cash Provided by Financing Activities

Our financing activities consist of stock option exercise activity under our employee stock plan. Cash provided by the issuance of stock under our employee stock plan was $9.0 million and $4.3 million in the first quarter of 2007 and 2006, respectively.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

There have been no other significant changes in our off-balance sheet arrangements and aggregate contractual obligations as compared to the disclosures in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

We derive a portion of our revenues in foreign currencies, predominantly in Europe and Japan. In addition, a portion of our assets are held in nonfunctional currencies of our subsidiaries. In early 2003, we began hedging activities by using currency forward contracts to manage a portion of the currency exposures created from our activities denominated in foreign currencies.  Our hedging program is designed to reduce, but does not entirely eliminate, the impact of currency exchange rate movements.  Prior to 2007, we hedged a percentage of forecasted international revenue with forward contracts and the gains and losses on these contracts largely offset gains and losses on the transactions being hedged. Our revenue hedging policy is designed to reduce the negative impact on our forecasted revenue due to foreign currency exchange rate movements. For 2007 we will no longer carry or initiate new currency forward contracts on a percentage of forecasted international revenue, based on management’s internal assessment of the risk posed by extrapolating historical and potential future currency rate changes.  Management will continue to reevaluate this risk on an ongoing basis.

There have been no other significant changes in our market risk compared to the disclosures in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures.

Affymetrix’s management carried out an evaluation, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934  (the “Exchange Act”), with the participation of our Chief Executive Officer and our interim Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as of the end of our last fiscal quarter. Based on this evaluation, our Chief Executive Officer and our interim Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of the end of the period covered by this Quarterly Report on Form 10-Q, such that the information relating to Affymetrix and its consolidated subsidiaries required to be disclosed in our Exchange Act reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to Affymetrix’s management, including our Chief Executive Officer and our interim Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

Affymetrix’s management carried out an evaluation, as required by Rule 13a-15(d) of the Exchange Act, with the participation of our Chief Executive Officer and our interim Principal Financial Officer, of changes in Affymetrix’s internal control over financial reporting.  Based on this evaluation, our Chief Executive Officer and our interim Principal Financial Officer concluded that there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Shareholder Derivative Lawsuits

In 2006, three shareholders of the Company filed purported derivative lawsuits on behalf of the Company, which lawsuits name the Company (as nominal defendant) and several of the Company’s current and former officers and directors, and allege that these officers and directors breached their fiduciary duties and breached other laws by participating in backdating stock options grants.  Two of these lawsuits were filed in the United States District Court for the Northern District of California, one on August 30, 2006 and the other on September 13, 2006, and were subsequently consolidated. The third lawsuit was filed in the Superior Court of the State of California on October 20, 2006.  The substance of the allegations in these cases is similar, and includes claims against the individual defendants for breach of fiduciary duties, unjust enrichment, and violations of federal securities laws , Generally Accepted Accounting Principles, Section 162(m) of the Internal Revenue Code, and certain state laws in each case in connection with the allegedly backdated options. The plaintiffs seek monetary and equitable relief on behalf of the Company, including damages and disgorgement from the individual defendants, changes in the Company’s corporate governance and internal control procedures, and an award of attorneys’ fees and costs.  As previously disclosed in the Company’s Form 10-K/A for the year ended December 31, 2005, the Company’s decision to restate its consolidated financial statements was based on the results of an internal review of its historical stock option granting practices from January 1, 1997 through May 31, 2006 performed under the direction of the Audit Committee of the Board of Directors.  The review did not find any pattern or practice of inappropriately identifying grant dates with hindsight in order to provide “discounted” or “in-the-money” grants.  The Company does not believe that the claims in these derivative lawsuits have merit and the Company intends to vigorously defend the cases.

SEC Informal Inquiry

On September 12, 2006, the Company received written notice from the Securities and Exchange Commission that it is conducting an informal inquiry into the Company’s stock option practices.  The Company has responded to the request for information and is cooperating fully in the informal inquiry.  The Company was advised in the SEC’s notice that the SEC’s request should not be construed as an indication by the SEC or its staff that any violations of law have occurred; and nor should the request be considered an adverse reflection upon any person, entity or security.

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

Administrative Litigation and Proceedings

The Company’s intellectual property is subject to a number of significant administrative and litigation actions. For example, in Europe and Japan, we expect third parties to oppose significant patents that the Company owns or controls. Currently, third parties, including several of the Company’s competitors, have filed oppositions against several of the Company’s European patents in the European Patent Office. These opposition proceedings are at various procedural stages and will result in the respective patents being either upheld in their entirety, allowed to issue in amended form in designated European countries, or revoked. Further, in the United States, the Company expects that third parties will continue to “copy” the claims of its patents in order to provoke interferences in the United States Patent & Trademark Office. These proceedings could result in the Company’s patent protection being significantly modified or reduced, in the incurrence of significant costs and the consumption of substantial managerial resources.

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

During 2006, we conducted an internal review, performed under the direction of our Audit Committee of the Board of Directors, of our historical stock option granting practices from January 1, 1997 through May 31, 2006. As a result of this review, we restated our consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 to record additional non-cash stock-based compensation expense and the related tax impact resulting from stock options granted during fiscal years 1997 to 1999. We have been, and may in the future be, subject to litigation or other proceedings or actions arising in relation to our historical stock option granting practices and the restatement of our prior period financial statements. For example, three purported derivative lawsuits have been filed against us and several of our current and former officers and directors alleging that the defendants breached their fiduciary duty by backdating stock option grants, as well as violations of federal securities laws in connection with the dissemination of our financial and proxy statements, violations of Generally Accepted Accounting Principles, violations of Section 162(m) of the Internal Revenue Code and violations of state law including violation of the California Corporations Code. In addition, we have received notice from the Securities and Exchange Commission that it is conducting an informal inquiry into our stock option practices. Litigation and any potential regulatory proceeding or action may be time consuming, expensive and distracting from the conduct of our business. The adverse resolution of any specific lawsuit or any potential regulatory proceeding or action could have a material adverse effect on our business, financial condition and results of operations. Also, as a result of our delayed filing of our Form 10-Q for the quarter ended June 30, 2006, we will be ineligible to register our securities on Form S-3 for sale by us or resale by others until we have timely filed all periodic reports under the Securities Exchange Act of 1934 for one year. We may use Form S-1 to raise capital or complete acquisitions, which could increase transaction costs and adversely affect our ability to raise capital or complete acquisitions of other companies during this period.

We may not maintain profitability.

We incurred losses each year from our inception through the year ended December 31, 2003 and have incurred a loss for the year ended December 31, 2006 and for the quarter ended March 31, 2007. As a result, we had an accumulated deficit of approximately $125.1 million at March 31, 2007. We expect to continue experiencing fluctuations in our operating results and cannot assure sustained profitability. Our losses have resulted principally from costs incurred in research and development, manufacturing and from selling, general and administrative costs associated with our operations.

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

If we do not execute our planned facilities rationalization and employee downsizing cost reductions successfully then we could incur total costs and expenses in excess of what is expected.

In the third quarter of 2006, we initiated a restructuring plan (“the plan”) to better align certain of our expenses with our current business outlook.  Our primary focus of the plan was in the general and administrative functions and included rationalizing our facilities.  In August 2006, we terminated certain employees in the general and administrative functions.  Additionally, in September 2006, we announced our plan to close our Bedford, Massachusetts based instrumentation manufacturing and development facility. We plan to consolidate the Bedford facility’s instrument manufacturing operations with our probe array manufacturing facility located in West Sacramento, California. Our instrumentation development capabilities will be consolidated with our principal research and development facilities located in Santa Clara, California. Implementation of the workforce severance and relocation elements of the Bedford facility closure began in the fourth quarter of 2006 and will continue into the third quarter of 2007. We expect the closure of our Bedford, Massachusetts facility to be materially completed by the third quarter of fiscal 2007. As a final element of our restructuring plan, we terminated certain employees in the sales, marketing and research and development functions in Santa Clara, California during January 2007.

Failure to successfully execute any part of the plan could result in unexpected manufacturing delays and additional unforecasted plan costs, and could adversely impact production and inventory level and results of operations and our financial condition. If we do not attract and retain key employees, our business could be impaired.

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

There have been new accounting pronouncements that may have an impact on our future financial position and results of operations. For instance, in July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). Under FIN 48 a company recognizes the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. FIN 48 clarifies how a company measures the income tax benefits from the tax positions that are recognized, provides guidance as to the timing of the derecognition of previously recognized tax benefits and describes the methods for classifying and disclosing the liabilities within the financial statements for any unrecognized tax benefits. FIN 48 also addresses when a company should record interest and penalties related to tax positions and how the interest and penalties may be classified within the income statement and presented in the balance sheet. We adopted FIN 48 effective January 1, 2007.  See Note 10 to the Condensed Consolidated Financial Statements in Item 1 for further details.

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

Our success in penetrating emerging market opportunities in molecular diagnostics depends on the efforts of our partners and the ability of our GeneChip® technologies to be used in clinical applications for diagnosing and enabling informed disease management options in the treatment of disease.

The clinical applications of GeneChip® technologies for diagnosing and enabling informed disease management options in the treatment of disease is an emerging market opportunity in molecular diagnostics that seeks to improve the effectiveness of health care by collecting information about DNA variation and RNA expression in patients at various times from diagnosis through prognosis and on to the end of therapy. However, there can be no assurances that molecular diagnostic markets will develop as quickly as we expect or reach what we believe is their full potential. Although we believe that there will be clinical applications of our GeneChip® technologies that will be utilized for diagnosing and enabling informed disease management options in the treatment of disease, there can be no certainty of the technical or commercial success our technologies will achieve in such markets.

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

Maintaining a strong patent position is critical to our business. Litigation on these matters has been prevalent in our industry and we expect that this will continue. Patent law relating to the scope of claims in the technology fields in which we operate is still evolving and the extent of future protection is highly uncertain, so there can be no assurance that the patent rights that we have or may obtain will be valuable. Others have filed, and in the future are likely to file, patent applications that are similar or identical to ours or those of our licensors. To determine the priority of inventions, we will have to participate in interference proceedings declared by the United States Patent and Trademark Office that could result in substantial costs in legal fees and could substantially affect the scope of our patent protection. We cannot assure investors that any such patent applications will not have priority over our patent applications. Also, our intellectual property may be subject to significant administrative and litigation proceedings such as opposition proceedings against our patents in Europe, Japan and other jurisdictions. Because of the size and breadth of our patent portfolio we may or may not chose to pursue litigation or interferences against those that have infringed on our patents, or used them without authorization, due to the associated expense and time commitment of monitoring these activities. In addition, we have incurred and may in future periods incur substantial costs in litigation to defend against patent suits brought by third parties or initiated by us. For example, we currently are engaged in litigation regarding intellectual property rights with Enzo Life Sciences, Inc. For additional information concerning intellectual property litigation and administrative proceedings, see “Part II, Item 1, Legal Proceedings” of this Form 10-Q. If we fail to protect or to enforce our intellectual property rights successfully, our competitive position could suffer, which could harm our results of operations.

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

The market price of our common stock is volatile. To demonstrate this volatility, during the twelve-month period ending on March 31, 2007, the volume of our common stock traded on any given day ranged from 179,200 to 12,591,300 shares. Moreover, during that period, our common stock traded as low as $18.81 per share and as high as $34.90 per share.

Furthermore, volatility in the stock price of other companies has often led to securities class action litigation against those companies. Any future securities litigation against us could result in substantial costs and divert management’s attention and resources, which could seriously harm our business, financial condition and results of operations.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Interim Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of Interim Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	By:	/s/ JAMES R. GIBSON
	Name:	James R. Gibson
	Title:	Interim Principal Financial Officer and Principal Accounting Officer

May 10, 2007

AFFYMETRIX, INC.

EXHIBIT INDEX

MARCH 31, 2007

Exhibit Number	Description of Document
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Interim Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of Interim Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002