Form 10-K/A
period 2005-12-31
AFFYMETRIX INC
filed 2007-07-30
CIK 913077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Second Amendment

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

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Proxy Statement filed on May 1, 2006 in connection with the 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K/A where indicated.

Explanatory Note

Restatement of Consolidated Financial Statements

We are amending our Annual Report on Form 10-K (the “Original Filing”) for the year ended December 31, 2005, as previously amended on August 30, 2006 (the “First Amendment”), in order to revise certain disclosures as follows:

•   to provide additional information regarding the nature of the errors and documentation lapses identified during our review of our historical stock option practices;

•   to delete the stock-based compensation footnote on the face of our consolidated statements of operations and instead present such information in Note 2 in the footnotes to our financial statements;

•   to incorporate additional information regarding the restated stock compensation cost for each annual period preceding the most recent three years into the presentation of Item 6 and into Note 3 of our consolidated financial statements;

•   to remove the reference to a third party valuation specialist in Note 4;

•   to expand the disclosure in Note 15 to describe the Company-controlled events that would result in an adjustment to the conversion rate for our senior convertible notes;

•   to provide additional detail in our balance sheets and statements of operations for our interim period financials set forth in Note 21 of our consolidated financial statements, including the addition of columns labeled “restated”; and

•   to disclose in Item 9A how our certifying officers considered the effect of the control deficiencies resulting in the restatement of our financial statements in the First Amendment in determining that our controls and procedures were effective at December 31, 2005.

All the information in this Form 10-K/A is as of December 31, 2005 and does not reflect any subsequent information or events or modify or update disclosures (including the exhibits to the Original Filing and the First Amendment), affected by subsequent events. Only the following items have been amended and no other information in the Original Filing or First Amendment is amended pursuant to this filing:

•   Part II – Item 6 – Selected Financial Data;

•   Part II – Item 8 – Financial Statements and Supplementary Data:

Consolidated Statements of Operations

Note 1 – Nature of Operations

Note 2 – Summary of Significant Accounting Policies (Stock-based compensation)

Note 3 – Restatement of Previously Issued Financial Statements

Note 4 – Acquisition (Intangible assets and goodwill, In-process technology)

Note 15 – Senior Convertible Notes

Note 21 – Unaudited Quarterly Financial Information

•   Part II – Item 9A – Controls and Procedures

•   Part III – Item 13 – Certain Relationships and Related Transactions

We have not amended and do not anticipate amending our Annual Reports on Form 10-K for any of the years prior to December 31, 2005, nor will we be amending our Quarterly Reports on Form 10-Q that were originally filed. The information that has been previously filed or otherwise reported for these periods is superseded by the information in this Form 10-K/A.  Accordingly, the consolidated financial statements and related financial information contained in those previously filed reports should no longer be relied upon.

This Form 10-K/A should be read in conjunction with our periodic filings made with the Securities and Exchange Commission subsequent to the date of the Original Filing, including any amendments to those filings. In addition, in accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, this Form 10-K/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2.

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

DNA Analysis

Perlegen Sciences, Inc.   In March 2001, we contributed to Perlegen the rights to use certain intellectual property with no cost basis and received from Perlegen the rights to use and commercialize certain data generated by Perlegen in the array field. Using access to whole-wafer technology developed by Affymetrix, Perlegen focuses on identifying the millions of genetic variations (known as single nucleotide polymorphisms or “SNPs”) among individuals, and finding patterns in those variations that might be predictive of disease susceptibility or drug response. In January 2003, we obtained accelerated access to Perlegen’s SNP database which was used to help develop our Mapping 500K Array Set and will also be used in future products. In addition, our collaborative arrangement with Perlegen provides us with access and commercialization rights to certain whole genome technologies, including 248,000 chip-optimized assays covering the genome that we intend to make available to our customers for use in resequencing and genotyping. For additional information concerning our relationship with Perlegen, including our ownership interest in Perlegen, our collaborative relationship with Perlegen and existing relationships between certain of our directors and officers and Perlegen, see the section of this Form 10-K/A entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 12 to our Consolidated Financial Statements.

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

Financial Information About Geographic Areas

Our consolidated product and product related revenue from customers outside of the United States for fiscal years 2005, 2004 and 2003 was $176.7 million, $159.2 million and $127.8 million, or 50.5%, 48.1% and 45.5%, respectively, of our consolidated product and product related revenue. A summary of revenues from external customers attributed to each of our geographic areas for the fiscal years ended December 31, 2005, 2004 and 2003, is included in Note 18 of our Consolidated Financial Statements included in this report.

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

ITEM 6.     SELECTED FINANCIAL DATA

The following selected historical consolidated financial information has been derived from our audited consolidated financial statements. The balance sheet data as of December 31, 2005 and 2004 and statements of operations data for each of the three years in the period ended December 31, 2005 are derived from audited consolidated financial statements included in this Form 10 K/A. The statement of operations data set forth below for the years ended December 31, 2005 and 2003 and the balance sheet data set forth below at December 31, 2005 and 2004 has been restated to conform to the restated consolidated financial statements included in this Form 10-K/A and is presented herein on an unaudited basis. The data for the consolidated balance sheets as of December 31, 2003, 2002 and 2001 and the consolidated statements of operations for the years ended December 31, 2002 and 2001 have been restated to reflect the impact of stock-based compensation expense, related payroll tax liabilities and other immaterial errors, but such restated data has not been audited and is derived from the books and records of the Company.

As announced in our Current Report on Form 8-K filed on August 9, 2006, after we filed our Original Form 10-K for the year ended December 31, 2005, we concluded that our previously filed consolidated financial statements should no longer be relied upon due to certain errors in the stock-based compensation expense, and the related income tax impact. Specifically, on August 9, 2006, we concluded that our consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 should be restated to record additional non-cash stock-based compensation expense, and the related income tax impact, resulting from stock options granted during fiscal years 1997 to 1999 that were incorrectly accounted for under U.S. generally accepted accounting principles. Our decision to restate our financial statements was based on the results of an internal review of our historical stock option granting practices from January 1, 1997 through May 31, 2006 performed under the direction of the Audit Committee of the Board of Directors. The internal review identified certain errors and documentation lapses with respect to the proper recording and keeping of certain Compensation Committee minutes by the Company but did not find any pattern or practice of inappropriately identifying grant dates with hindsight in order to provide “discounted” or “in-the-money” grants.

We have concluded that there was a material accounting error in the case of a stock option grant for an aggregate of 1.99 million shares in July 1999. The minutes of the Compensation Committee of the Board reflect that these options were discussed and approved at a meeting on July 30, but the exercise price was set based upon the fair market value of Affymetrix Common Stock on July 1. Although the Company’s historical practices suggest that these options would have been approved by the Compensation Committee on or prior to July 1, no record of any such action was located. In light of the restatement required by this matter, we have also included in this restatement corrections relating to similar errors and documentation lapses, which were not material, in the fiscal years 1997 and 1998. Approximately 97% of the charges relating to the restatement arose from the July 1999 error.

Refer to the “Restatement of Consolidated Financial Statements” explanatory note presented in this Annual Report on Form 10-K/A and Note 3 to our consolidated financial statements for more detailed information regarding the restatement of our consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 and at December 31, 2005 and 2004. You should read this table in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data” to fully understand the factors that may affect the comparability of the information presented below.

The Company has not amended its previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q for all periods up to and including September 30, 2005 affected by this restatement. The consolidated financial statements and related financial information contained in such previously filed reports should not be relied upon.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(As restated) (4)	(As previously reported)	(As restated) (4)	(As restated) (4)	(As restated) (4)
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
REVENUE:
Product sales	$303,013	$277,256	$222,748	$201,594	$147,566
Product related revenue	47,177	53,629	58,032	46,944	47,370
Total product and product relate revenue	350,190	330,885	280,780	248,538	194,936
Royalties and other revenue	8,339	9,832	10,556	19,777	18,447
Revenue from Perlegen Sciences	9,073	5,245	9,460	21,559	11,491
Total revenue	367,602	345,962	300,796	289,874	224,874
COSTS AND EXPENSES:
Cost of product sales	84,708	81,700	80,158	82,597	69,321
Cost of product related revenue	11,550	9,634	9,657	5,718	3,201
Cost of revenue from Perlegen Sciences	5,154	3,611	9,460	21,000	11,491
Research and development	77,404	73,405	65,909	69,520	68,197
Selling, general and administrative	121,952	116,973	104,797	96,260	94,374
Stock-based compensation(3)	1,106	920	3,962	12,463	17,658
Amortization of purchased intangibles	—	—	937	1,125	6,223
Acquired in-process technology	8,315	—	10,096	—	—
Total costs and expenses	310,189	286,243	284,976	288,683	270,465
Income from operations	57,413	59,719	15,820	1,191	(45,591)
Interest income and other, net	6,740	2,317	16,662	13,535	27,655
Interest expense	(1,545)	(11,102)	(17,358)	(19,730)	(19,880)
Income before income taxes	62,608	50,934	15,124	(5,004)	(37,816)
Income tax provision(3)	3,179	(3,326)	(2,563)	(701)	(300)
Net income (loss)	$65,787	$47,608	$12,561	$(5,705)	$(38,116)
Basic net income per common share	$1.03	$0.79	$0.21	$(0.10)	$(0.66)
Diluted net income per common share	$0.96	$0.74	$0.21	$(0.10)	$(0.66)

	As of December 31,
	2005	2004	2003	2002	2001
	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and available for sale securities	$284,932	$205,715	$459,883	$361,458	$368,823
Deferred tax assets—current portion	26,230	—	—	—	—
Working capital	349,679	226,211	192,778	371,708	372,718
Deferred tax assets—long-term portion	17,594	—	—	—	—
Total assets(2)	775,094	499,771	700,164	601,403	580,015
Long term obligations(1)	139,790	153,845	166,586	380,222	378,000
Additional paid-in capital	646,186	428,717	391,763	376,974	365,035
Deferred stock compensation	(10,799)	(4,265)	(5,185)	(9,739)	(14,873)
Accumulated deficit	(106,723)	(172,510)	(220,118)	(232,679)	(226,974)

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

(4)   See “Explanatory Note” immediately preceding Part I, Item 1 and Note 3, “Restatement of Previously Issued Financial Statements”.

The impact of the restatement and a comparison to the amounts originally reported as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 are detailed on the table below:

	Year Ended December 31, 2005
	(As previously reported)	(Adjustments)	(As restated)
	(In thousands, except per share amounts)
REVENUE:
Product sales	$303,013	$—	$303,013
Product related revenue	47,177	—	47,177
Total product and product related revenue	350,190	—	350,190
Royalties and other revenue	8,339	—	8,339
Revenue from Perlegen Sciences	9,073	—	9,073
Total revenue	367,602	—	367,602
COSTS AND EXPENSES:
Cost of product sales	84,708	—	84,708
Cost of product related revenue	11,550	—	11,550
Cost of revenue from Perlegen Sciences	5,154	—	5,154
Research and development	77,404	—	77,404
Selling, general and administrative	121,952	—	121,952
Stock-based compensation	1,106	—	1,106
Amortization of purchased intangibles	—	—	—
Acquired in-process technology	8,315	—	8,315
Total costs and expenses	310,189	—	310,189
Income from operations	57,413	—	57,413
Interest income and other, net	6,740	—	6,740
Interest expense	(1,545)	—	(1,545)
Income before income taxes	62,608	—	62,608
Income tax (provision) benefit	(5,092)	8,271	3,179
Net income	$57,516	$8,271	$65,787
Basic net income per common share	$0.90	$0.13	$1.03
Diluted net income per common share	$0.84	$0.12	$0.96

	As of December 31, 2005
	(As previously reported)	(Adjustments)	(As restated)
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and available-for-sale securities	$284,932	$—	$284,932
Deferred tax assets—current portion	22,117	4,113	26,230
Working capital	345,566	4,113	349,679
Deferred tax assets—long-term portion	13,436	4,158	17,594
Total assets	766,823	8,271	775,094
Long-term obligations	139,790	—	139,790
Additional paid-in capital	624,727	21,459	646,186
Deferred stock compensation	(10,799)	—	(10,799)
Accumulated deficit	(93,535)	(13,188)	(106,723)

	Year Ended December 31, 2004
	(As previously reported)	(Adjustments)	(As previously reported)
	(In thousands, except per share amounts)
REVENUE:
Product sales	$277,256	$—	$277,256
Product related revenue	53,629	—	53,629
Total product and product related revenue	330,885	—	330,885
Royalties and other revenue	9,832	—	9,832
Revenue from Perlegen Sciences	5,245	—	5,245
Total revenue	345,962	—	345,962
COSTS AND EXPENSES:
Cost of product sales	81,700	—	81,700
Cost of product related revenue	9,634	—	9,634
Cost of revenue from Perlegen Sciences	3,611	—	3,611
Research and development	73,405	—	73,405
Selling, general and administrative	116,973	—	116,973
Stock-based compensation	920	—	920
Amortization of purchased intangibles	—	—	—
Acquired in-process technology	—	—	—
Total costs and expenses	286,243	—	286,243
Income from operations	59,719	—	59,719
Interest income and other, net	2,317	—	2,317
Interest expense	(11,102)	—	(11,102)
Income before income taxes	50,934	—	50,934
Income tax provision	(3,326)	—	(3,326)
Net income	$47,608	$—	$47,608
Basic net income per common share	$0.79	—	$0.79
Diluted net income per common share	$0.74	—	$0.74

	As of December 31, 2004
	(As previously reported)	(Adjustments)	(As restated)
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and available-for-sale securities	$205,715	$—	$205,715
Deferred tax assets—current portion	—	—	—
Working capital	226,211	—	226,211
Deferred tax assets—long-term portion	—	—	—
Total assets	499,771	—	499,771
Long-term obligations	153,845	—	153,845
Additional paid-in capital	407,258	21,459	428,717
Deferred stock compensation	(4,265)	—	(4,265)
Accumulated deficit	(151,051)	(21,459)	(172,510)

	Year Ended December 31, 2003
	(As previously reported)	(Adjustments)	(As restated)
	(In thousands, except per share amounts)
REVENUE:
Product sales	$222,748	$—	$222,748
Product related revenue	58,032	—	58,032
Total product and product related revenue	280,780	—	280,780
Royalties and other revenue	10,556	—	10,556
Revenue from Perlegen Sciences	9,460	—	9,460
Total revenue	300,796	—	300,796
COSTS AND EXPENSES:
Cost of product sales	80,158	—	80,158
Cost of product related revenue	9,657	—	9,657
Cost of revenue from Perlegen Sciences	9,460	—	9,460
Research and development	65,909	—	65,909
Selling, general and administrative	104,797	—	104,797
Stock-based compensation	2,238	1,724	3,962
Amortization of purchased intangibles	937	—	937
Acquired in-process technology	10,096	—	10,096
Total costs and expenses	283,252	1,724	284,976
Income from operations	17,544	(1,724)	15,820
Interest income and other, net	16,662	—	16,662
Interest expense	(17,358)	—	(17,358)
Income before income taxes	16,848	(1,724)	15,124
Income tax provision	(2,563)	—	(2,563)
Net income	$14,285	$(1,724)	$12,561
Basic net income per common share	$0.24	$(0.03)	$0.21
Diluted net income per common share	$0.24	$(0.03)	$0.21

	As of December 31, 2003
	(As previously reported)	(Adjustments)	(As restated)
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and available-for-sale securities	$459,883	$—	$459,883
Deferred tax assets—current portion	—	—	—
Working capital	192,778	—	192,778
Deferred tax assets—long-term portion	—	—	—
Total assets	700,164	—	700,164
Long-term obligations	166,586	—	166,586
Additional paid-in capital	370,304	21,459	391,763
Deferred stock compensation	(5,185)	—	(5,185)
Accumulated deficit	(198,659)	(21,459)	(220,118)

	Year Ended December 31, 2002
	(As previously reported)	(Adjustments)	(As restated)
	(In thousands, except per share amounts)
REVENUE:
Product sales	$201,594	$—	$201,594
Product related revenue	46,944	—	46,944
Total product and product related revenue	248,538	—	248,538
Royalties and other revenue	19,777	—	19,777
Revenue from Perlegen Sciences	21,559	—	21,559
Total revenue	289,874	—	289,874
COSTS AND EXPENSES:
Cost of product sales	82,597	—	82,597
Cost of product related revenue	5,718	—	5,718
Cost of revenue from Perlegen Sciences	21,000	—	21,000
Research and development	69,520	—	69,520
Selling, general and administrative	96,260	—	96,260
Stock-based compensation	8,388	4,075	12,463
Amortization of goodwill and purchased intangibles	1,125	—	1,125
Acquired in-process technology	—	—	—
Total costs and expenses	284,608	4,075	288,683
Income from operations	5,266	(4,075)	1,191
Interest income and other, net	13,535	—	13,535
Interest expense	(19,730)	—	(19,730)
Loss before income taxes	(929)	(4,075)	(5,004)
Income tax provision	(701)	—	(701)
Net loss	$(1,630)	$(4,075)	$(5,705)
Basic net loss per common share	$(0.03)	$(0.07)	$(0.10)
Diluted net loss per common share	$(0.03)	$(0.07)	$(0.10)

	As of December 31, 2002
	(As previously reported)	(Adjustments)	(As restated)
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and available-for-sale securities	$361,458	$—	$361,458
Deferred tax assets—current portion	—	—	—
Working capital	371,708	—	371,708
Deferred tax assets—long-term portion	—	—	—
Total assets	601,403	—	601,403
Long-term obligations	380,222	—	380,222
Additional paid-in capital	355,515	21,459	376,974
Deferred stock compensation	(8,015)	(1,724)	(9,739)
Accumulated deficit	(212,944)	(19,735)	(232,679)

	Year Ended December 31, 2001
	(As previously reported)	(Adjustments)	(As restated)
	(In thousands, except per share amounts)
REVENUE:
Product sales	$147,566	$—	$147,566
Product related revenue	47,370	—	47,370
Total product and product related revenue	194,936	—	194,936
Royalties and other revenue	18,447	—	18,447
Revenue from Perlegen Sciences	11,491	—	11,491
Total revenue	224,874	—	224,874
COSTS AND EXPENSES:
Cost of product sales	69,321	—	69,321
Cost of product related revenue	3,201	—	3,201
Cost of revenue from Perlegen Sciences	11,491	—	11,491
Research and development	68,197	—	68,197
Selling, general and administrative	94,374	—	94,374
Stock-based compensation	12,663	4,995	17,658
Amortization of goodwill and purchased intangibles	6,223	—	6,223
Acquired in-process technology	—	—	—
Total costs and expenses	265,470	4,995	270,465
Loss from operations	(40,596)	(4,995)	(45,591)
Interest income and other, net	27,655	—	27,655
Interest expense	(19,880)	—	(19,880)
Loss before income taxes	(32,821)	(4,995)	(37,816)
Income tax provision	(300)	—	(300)
Net loss	$(33,121)	$(4,995)	$(38,116)
Basic net loss per common share	$(0.58)	$(0.08)	$(0.66)
Diluted net loss per common share	$(0.58)	$(0.08)	$(0.66)

	As of December 31, 2002
	(As previously reported)	(Adjustments)	(As restated)
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and available-for-sale securities	$368,823	$—	$368,823
Deferred tax assets—current portion	—	—	—
Working capital	372,718	—	372,718
Deferred tax assets—long-term portion	—	—	—
Total assets	580,015	—	580,015
Long-term obligations	378,000	—	378,000
Additional paid-in capital	349,375	15,660	365,035
Deferred stock compensation	(14,873)	—	(14,873)
Accumulated deficit	(211,314)	(15,660)	(226,974)

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

RECENT ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, ”Statement of Cash Flows”. Generally, the approach in SFAS 123(R) is similar to the approach described in Statement 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their estimated fair values. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting standards. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Pro forma disclosure in our notes to our consolidated financial statements will no longer be an alternative. We will adopt SFAS 123(R) effective January 1, 2006 under the modified-prospective method. As permitted by Statement 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. With the adoption of SFAS 123(R), we expect to record stock-based compensation of approximately $11.0 million, net of tax, or $0.15 per diluted share in 2006. Our estimate of stock-based compensation expense is affected by our stock price, the number of stock-based awards it may grant in 2006, as well as a number of complex and subjective valuation assumptions and the related tax effect. These valuation assumptions include, but are not limited to, the volatility of our stock price, the estimated forfeiture rates and employee stock option exercise behaviors.

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

Foreign Currency Exchange Rate Risk

We derive a portion of our revenues in foreign currencies, predominantly in Europe and Japan. In addition, a portion of our assets are held in nonfunctional currencies of our subsidiaries. In early 2003, we began hedging activities by using currency forward contracts to manage a portion of the currency exposures created from our activities denominated in foreign currencies. (See Note 2 of the notes to our Consolidated Financial Statements included in this report.) Our hedging program reduces, but does not entirely eliminate, the impact of currency exchange rate movements.

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

See Accompanying Notes

AFFYMETRIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2005	2004	2003
	(As restated)	(As previously reported)	(As restated)
REVENUE:
Product sales	$303,013	$277,256	$222,748
Product related revenue	47,177	53,629	58,032
Total product and product related revenue	350,190	330,885	280,780
Royalties and other revenue	8,339	9,832	10,556
Revenue from Perlegen Sciences	9,073	5,245	9,460
Total revenue	367,602	345,962	300,796
COSTS AND EXPENSES:
Cost of product sales	84,708	81,700	80,158
Cost of product related revenue	11,550	9,634	9,657
Cost of revenue from Perlegen Sciences	5,154	3,611	9,460
Research and development	77,404	73,405	65,909
Selling, general and administrative	121,952	116,973	104,797
Stock-based compensation	1,106	920	3,962
Amortization of purchased intangibles	—	—	937
Acquired in-process technology	8,315	—	10,096
Total costs and expenses	310,189	286,243	284,976
Income from operations	57,413	59,719	15,820
Interest income and other, net	6,740	2,317	16,662
Interest expense	(1,545)	(11,102)	(17,358)
Income before income taxes	62,608	50,934	15,124
Income tax benefit (provision)	3,179	(3,326)	(2,563)
Net income	$65,787	$47,608	$12,561
Basic net income per common share	$1.03	$0.79	$0.21
Diluted net income per common share	$0.96	$0.74	$0.21
Shares used in computing basic net income per share	63,816	60,512	58,860
Shares used in computing diluted net income per share	70,586	66,878	60,582

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
DECEMBER 31, 2005

NOTE 1—NATURE OF OPERATIONS AND RESTATEMENT

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

The Company has restated its results for the years 1997 through 2002 as an adjustment to its beginning accumulated deficit as of January 1, 2003 and has restated its consolidated financial statements as of December 31, 2005 and 2004 and for the years ended December 31, 2005 and 2003 to correct errors related to non-cash stock-based compensation expense, and the related income tax impact, resulting from stock options granted during the fiscal years 1997 to 1999 that were incorrectly accounted for under U.S. generally accepted accounting principles (see Note 3).

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

STOCK BASED COMPENSATION

At December 31, 2005, the Company has seven stock based employee and non-employee director compensation plans, which are described more fully in Note 15. The Company has elected to continue to follow the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations for these plans. The Company allocated stock-based compensation expense as follows (in thousands):

	For the year ended December 31,
	2005	2004	2003
Cost of product sales	$134	$—	$69
Research and development	342	720	2,144
Selling, general and administrative	630	200	1,749
Total stock-based compensation expense	$1,106	$920	$3,962

The following table illustrates the effect on reported net income (loss) and net income (loss) per common share if the Company had applied the fair value recognition provisions of SFAS 123, as amended by SFAS 148, to stock based employee compensation (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004	2003
	(As restated)	(As previously reported)	(As restated)
Net income—as reported	65,787	47,608	12,561
Add: Stock based employee compensation expense included in reported net income, net of tax	384	920	3,962
Deduct: Total stock based employee compensation expense determined under fair value method for all awards, net of tax	(15,800)	(15,984)	(29,220)
Pro forma net income (loss)	$50,371	$32,544	$(12,697)
Net income (loss) per share:
Basic net income per common share—as reported	$1.03	$0.79	$0.21
Diluted net income per common share—as reported	$0.96	$0.74	$0.21
Basic net income (loss) per common share—pro forma	$0.79	$0.54	$(0.22)
Diluted net income (loss) per common share—pro forma	$0.74	$0.51	$(0.22)

The fair value of options was estimated at the date of grant using a Black Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2005	2004	2003
Risk free interest rate	4.1%	3.2%	2.0%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	0.45	0.56	0.72
Expected option term (in years)	3.6	3.4	2.9

Based on this calculation, the weighted average fair value of options granted during 2005, 2004 and 2003 was $18.97, $12.99 and $10.72, respectively. For purposes of pro forma disclosures pursuant to SFAS 123, as amended by SFAS 148, the estimated fair value of options is amortized to expense in accordance with FASB Interpretation No. 28 over the options’ vesting period, generally four years.

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

NOTE 3—RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

As announced in the Company’s Current Report on Form 8-K filed on August 9, 2006, after the Company filed its Original Form 10-K for the year ended December 31, 2005, the Company concluded that our previously filed consolidated financial statements should no longer be relied upon due to certain errors in the stock-based compensation expense, and the related income tax impact. Specifically, on August 9, 2006, we concluded that our consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 should be restated to record additional non-cash stock-based compensation expense, and the related income tax impact, resulting from stock options granted during fiscal years 1997 to 1999 that were incorrectly accounted for under U.S. generally accepted accounting principles. The Company’s decision to restate its financial statements was based on the results of an internal review of the Company’s historical stock option granting practices from January 1, 1997 through May 31, 2006 performed under the direction of the Audit Committee of the Board of Directors. The internal review identified certain errors and documentation lapses with respect to the proper recording and keeping of certain Compensation Committee minutes by the Company but did not find any pattern or practice of inappropriately identifying grant dates with hindsight in order to provide “discounted” or “in-the-money” grants.

The Company concluded that there was a material accounting error in the case of a stock option grant for an aggregate of 1.99 million shares in July 1999. The minutes of the Compensation Committee of the Board reflect that these options were discussed and approved at a meeting on July 30, but the exercise price was set based upon the fair market value of Affymetrix Common Stock on July 1. Although the Company’s historical practices suggest that these options would have been approved by the Compensation Committee on or prior to July 1, no record of any such action was located. In light of the restatement required by this matter, the Company also included in this restatement corrections relating to similar errors and documentation lapses, which were not material, in the fiscal years 1997 and 1998. Approximately 97% of the charges relating to the restatement arose from the July 1999 error.

The Company has determined that the cumulative, pre-tax, non-cash, stock-based compensation expense resulting from revised measurement dates for options granted between 1997 and 1999 was approximately $21.5 million. The following table sets forth the amount of stock-based compensation expense and related payroll tax liabilities for the years 1997 through 2002 and is included as an adjustment to accumulated deficit as of January 1, 2003. Additionally, the following table provides the effect of the correction in 2003 and the related tax benefit recorded by the Company in 2005.

Year ended December 31,	Change to previously reported Net Income/Loss Expense (Benefit)	Cumulative adjustment increase to previously reported retained deficit
1997	$157	$157
1998	$139	$296
1999	$3,904	$4,200
2000	$6,465	$10,665
2001	$4,995	$15,660
2002	$4,075	$19,735
2003	$1,724	$21,459
2004	$—	$21,459
2005	$(8,271)	$13,188

Accordingly, the Company recorded stock-based compensation expense of $0, $0, and $1.7 million for the years ended December 31, 2005, 2004 and 2003, respectively, and $19.7 million for the five years preceding 2003, based on the vesting periods of the respective grants. In addition, the Company recorded an income tax benefit of $8.3 million in 2005. Principally as a result of cumulative losses incurred through 2004, the Company recorded a full valuation allowance against all deferred tax assets for the years ended December 31, 2004 and 2003 and consequently, there is no income tax effect of the additional stock-based compensation expense recorded in those years. The cumulative effect of the restatement adjustments on the Company’s consolidated balance sheet at December 31, 2005 was an increase in additional paid-in capital of $21.5 million offset by an increase in the accumulated deficit of $13.2 million, which results in a net effect on stockholders’ equity of $8.3 million. The adjustments increased previously reported basic and diluted net income per common share by $0.13 and $0.12, respectively, for the year ended December 31, 2005 and decreased basic and diluted net income per common share by $0.03 for the year ended December 31, 2003.

The Company has restated the pro forma expense under FAS 123 in Note 2 to the consolidated financial statements of this Form 10-K/A to reflect the impact of these adjustments for the years ended December 31, 2005 and 2003. The Company also restated the deferred tax asset and net operating loss carryforwards disclosures in Note 17 to the consolidated financial statements to reflect the impact of these adjustments.

As part of the Company’s review, the Company assessed whether there were other matters that should have been corrected in its previously issued consolidated financial statements. Apart from the errors underlying the restatement described above, no other matters have come to the Company’s attention that should be adjusted in its previously issued consolidated financial statements.

The following set forth the effects of the restatement on the Company’s consolidated balance sheets as of December 31, 2005 and 2004 and the Company’s consolidated statements of operations and consolidated statements of cash flows for the years ended December 31, 2005, 2004 and 2003. (In thousands, except per share amounts)

	As of December 31, 2005
	(As previously reported)	(Adjustments)	(As restated)
ASSETS:
Current assets:
Cash and cash equivalents	$100,236	$—	$100,236
Available-for-sale securities	184,696	—	184,696
Accounts receivable (net of allowances of $415 in 2005 and $841 in 2004)	93,028	—	93,028
Accounts receivable from Perlegen Sciences	4,082	—	4,082
Inventories	35,980	—	35,980
Deferred tax assets—current portion	22,117	4,113	26,230
Prepaid expenses and other current assets	12,622	—	12,622
Total current assets	452,761	4,113	456,874
Property and equipment, net	85,560	—	85,560
Acquired technology rights, net	61,426	—	61,426
Goodwill	124,498	—	124,498
Deferred tax assets—long-term portion	13,436	4,158	17,594
Notes receivable from employees	1,824	—	1,824
Other assets	27,318	—	27,318
Total assets	$766,823	$8,271	$775,094
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued liabilities	$71,551	$—	$71,551
Deferred revenue—current portion	35,644	—	35,644
Other current liabilities	—	—	—
Total current liabilities	107,195	—	107,195
Deferred revenue—long-term portion	15,606	—	15,606
Other long-term liabilities	4,184	—	4,184
Convertible notes	120,000	—	120,000
Commitments and contingencies (Note 13)
Stockholders’ equity:
Convertible redeemable preferred stock, $0.01 par value; 5,000 shares authorized; no shares issued and outstanding at December 31, 2005 and 2004	—	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 67,220 and 61,588 shares issued and outstanding at December 31, 2005 and 2004, respectively	672	—	672
Additional paid-in capital	624,727	21,459	646,186
Deferred stock compensation	(10,799)	—	(10,799)
Accumulated other comprehensive loss	(1,227)	—	(1,227)
Accumulated deficit	(93,535)	(13,188)	(106,723)
Total stockholders’ equity	519,838	8,271	528,109
Total liabilities and stockholders’ equity	$766,823	$8,271	$775,094

	For the Year Ended December 31, 2005
	(As previously reported)	(Adjustments)	(As restated)
REVENUE:
Product sales	$303,013	$—	$303,013
Product related revenue	47,177	—	47,177
Total product and product related revenue	350,190	—	350,190
Royalties and other revenue	8,339	—	8,339
Revenue from Perlegen Sciences	9,073	—	9,073
Total revenue	367,602	—	367,602
COSTS AND EXPENSES:
Cost of product sales	84,708	—	84,708
Cost of product related revenue	11,550	—	11,550
Cost of revenue from Perlegen Sciences	5,154	—	5,154
Research and development	77,404	—	77,404
Selling, general and administrative	121,952	—	121,952
Stock-based compensation	1,106	—	1,106
Amortization of purchased intangibles	—	—	—
Acquired in-process technology	8,315	—	8,315
Total costs and expenses	310,189	—	310,189
Income from operations	57,413	—	57,413
Interest income and other, net	6,740	—	6,740
Interest expense	(1,545)	—	(1,545)
Income before income taxes	62,608	—	62,608
Income tax (provision) benefit	(5,092)	8,271	3,179
Net income	$57,516	$8,271	$65,787
Basic net income per common share	$0.90	$0.13	$1.03
Diluted net income per common share	$0.84	$0.12	$0.96
Shares used in computing basic net income per share	63,816	—	63,816
Shares used in computing diluted net income per share	70,586	—	70,586

	For the Year Ended December 31, 2005
	(As previously reported)	(Adjustments)	(As restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$57,516	$8,271	$65,787
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,467	—	20,467
Amortization of intangible assets	7,731	—	7,731
Gain from repurchase of convertible notes	—	—	—
Redemption premium and related write off of debt issuance costs	—	—	—
Charge for acquired in-process technology	8,315	—	8,315
Amortization of investment premiums, net	(1,177)	—	(1,177)
Stock based compensation	1,106	—	1,106
Write down of equity investments	172	—	172
Realized loss on equity method investment in Perlegen Sciences	2,000	—	2,000
Realized loss on the sales of investments	145	—	145
Deferred tax assets	(2,700)	(8,271)	(10,971)
Amortization of debt offering costs	759	—	759
Accretion of interest on notes receivable	(98)	—	(98)
Loss on disposal of equipment	12	—	12
Changes in operating assets and liabilities:
Accounts receivable, net	(94)	—	(94)
Inventories	(15,137)	—	(15,137)
Prepaid expenses and other assets	3,143	—	3,143
Accounts payable and accrued liabilities	(4,115)	—	(4,115)
Deferred revenue	(13,203)	—	(13,203)
Other long-term liabilities	(229)	—	(229)
Net cash provided by operating activities	64,613	—	64,613
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(40,166)	—	(40,166)
Purchases of available-for-sale securities	(227,290)	—	(227,290)
Proceeds from sales and maturities of available-for-sale securities	206,395	—	206,395
Purchase of non-marketable equity investments	(3,500)	—	(3,500)
Purchase of non-marketable equity investments in Perlegen	(2,000)	—	(2,000)
Capital distribution from non-marketable investment	411	—	411
Purchases of technology rights	(750)	—	(750)
Purchase of option to license technology	—	—	—
Issuance of loan to ParAllele BioScience, Inc.	(4,500)	—	(4,500)
Acquisition of ParAllele BioScience, Inc., net of cash acquired	(10,904)	—	(10,904)
Net cash used in investing activities	(82,304)	—	(82,304)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	74,705	—	74,705
Repayment of notes receivable from stockholders	141	—	141
Issuance of senior convertible notes	—	—	—
Repurchase of convertible subordinated notes	—	—	—
Redemption of convertible subordinated notes	—	—	—
Net cash provided by financing activities	74,846	—	74,846
Effect of foreign currency translation on cash and cash equivalents	486	—	486
Net increase in cash and cash equivalents	57,641	—	57,641
Cash and cash equivalents at beginning of year	42,595	—	42,595
Cash and cash equivalents at end of year	$100,236	$—	$100,236
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Recognition of deferred tax assets relating to tax benefits from employee stock plans	$32,853	$—	$32,853
Acquisition of technology rights	$—	$—	$—
Issuance of common stock upon exercise of common stock purchase right	$—	$—	$—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$900	$—	$900
Cash paid for income taxes	$2,001	$—	$2,001

	As of December 31, 2004
	(As previously reported)	(Adjustments)	(As restated)
ASSETS:
Current assets:
Cash and cash equivalents	$42,595	$—	$42,595
Available-for-sale securities	163,120	—	163,120
Accounts receivable (net of allowances of $415 in 2005 and $841 in 2004)	89,441	—	89,441
Accounts receivable from Perlegen Sciences	3,964	—	3,964
Inventories	17,997	—	17,997
Deferred tax assets—current portion	—	—	—
Prepaid expenses and other current assets	5,833	—	5,833
Total current assets	322,950	—	322,950
Property and equipment, net	64,179	—	64,179
Acquired technology rights, net	64,334	—	64,334
Goodwill	18,601	—	18,601
Deferred tax assets—long-term portion	—	—	—
Notes receivable from employees	1,900	—	1,900
Other assets	27,807	—	27,807
Total assets	$499,771	$—	$499,771
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued liabilities	$61,265	$—	$61,265
Deferred revenue—current portion	33,776	—	33,776
Other current liabilities	1,698	—	1,698
Total current liabilities	96,739	—	96,739
Deferred revenue—long-term portion	29,463	—	29,463
Other long-term liabilities	4,382	—	4,382
Convertible notes	120,000	—	120,000
Commitments and contingencies (Note 12)
Stockholders’ equity:
Convertible redeemable preferred stock, $0.01 par value; 5,000 shares authorized; no shares issued and outstanding at December 31, 2005 and 2004	—		—
Common stock, $0.01 par value; 200,000 shares authorized; 67,220 and 61,588 shares issued and outstanding at December 31, 2005 and 2004, respectively	616		616
Additional paid-in capital	407,258	21,459	428,717
Deferred stock compensation	(4,265)	—	(4,265)
Accumulated other comprehensive loss	(3,371)	—	(3,371)
Accumulated deficit	(151,051)	(21,459)	(172,510)
Total stockholders’ equity	249,187	—	249,187
Total liabilities and stockholders’ equity	$499,771	$—	$499,771

	For the Year Ended December 31, 2004
	(As previously reported)	(Adjustments)	(As previously reported)
REVENUE:
Product sales	$277,256	$—	$277,256
Product related revenue	53,629	—	53,629
Total product and product related revenue	330,885	—	330,885
Royalties and other revenue	9,832	—	9,832
Revenue from Perlegen Sciences	5,245	—	5,245
Total revenue	345,962	—	345,962
COSTS AND EXPENSES:
Cost of product sales	81,700	—	81,700
Cost of product related revenue	9,634	—	9,634
Cost of revenue from Perlegen Sciences	3,611	—	3,611
Research and development	73,405	—	73,405
Selling, general and administrative	116,973	—	116,973
Stock-based compensation	920	—	920
Amortization of purchased intangibles	—	—	—
Acquired in-process technology	—	—	—
Total costs and expenses	286,243	—	286,243
Income from operations	59,719	—	59,719
Interest income and other, net	2,317	—	2,317
Interest expense	(11,102)	—	(11,102)
Income before income taxes	50,934	—	50,934
Income tax provision	(3,326)	—	(3,326)
Net income	$47,608	$—	$47,608
Basic net income per common share	$0.79	$—	$0.79
Diluted net income per common share	$0.74	$—	$0.74
Shares used in computing basic net income per share	60,512	—	60,512
Shares used in computing diluted net income per share	66,878	—	66,878

	For the Year Ended December 31, 2004
	(As previously reported)	(Adjustments)	(As previously reported)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$47,608	$—	$47,608
Adjustments to reconcile net income to net cash provided by operating activities:		—
Depreciation and amortization	19,660	—	19,660
Amortization of intangible assets	6,075	—	6,075
Gain from repurchase of convertible notes	—	—	—
Redemption premium and related write off of debt issuance costs	8,095	—	8,095
Charge for acquired in-process technology	—	—	—
Amortization of investment premiums, net	(1,142)	—	(1,142)
Stock based compensation	920	—	920
Write down of equity investments	2,283	—	2,283
Realized loss on equity method investment in Perlegen Sciences	—	—	—
Realized loss (gain) on the sales of investments	859	—	859
Deferred tax assets	—	—	—
Amortization of debt offering costs	756	—	756
Accretion of interest on notes receivable	(26)	—	(26)
Loss on disposal of equipment	657	—	657
Changes in operating assets and liabilities:		—
Accounts receivable, net	(22,062)	—	(22,062)
Inventories	4,635	—	4,635
Prepaid expenses and other assets	(2,867)	—	(2,867)
Accounts payable and accrued liabilities	(7,535)	—	(7,535)
Deferred revenue	(10,126)	—	(10,126)
Other long-term liabilities	1,142	—	1,142
Net cash provided by operating activities	48,932	—	48,932
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(21,885)	—	(21,885)
Purchases of available-for-sale securities	(182,876)	—	(182,876)
Proceeds from sales and maturities of available for sale securities	202,780	—	202,780
Purchase of non marketable equity investments	(1,741)	—	(1,741)
Purchase of non marketable equity investments in Perlegen	—	—	—
Capital distribution from non-marketable investment	—	—	—
Purchases of technology rights	(43,063)	—	(43,063)
Purchase of option to license technology	—	—	—
Issuance of loan to ParAllele BioScience, Inc.	—	—	—
Acquisition of ParAllele BioScience, Inc., net of cash acquired	—	—	—
Net cash provided by investing activities	(46,785)	—	(46,785)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	36,241	—	36,241
Repayment of notes receivable from stockholders	454	—	454
Issuance of senior convertible notes	—	—	—
Repurchase of convertible subordinated notes	—	—	—
Redemption of convertible subordinated notes	(271,778)	—	(271,778)
Net cash used in financing activities	(235,083)	—	(235,083)
Effect of foreign currency translation on cash and cash equivalents	(397)	—	(397)
Net decrease in cash and cash equivalents	(233,333)	—	(233,333)
Cash and cash equivalents at beginning of year	275,928	—	275,928
Cash and cash equivalents at end of year	$42,595	$—	$42,595
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Recognition of deferred tax assets relating to tax benefits from employee stock plans	$—	$—	$—
Acquisition of technology rights	$—	$—	$—
Issuance of common stock upon exercise of common stock purchase right	$—	$—	$—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$10,623	$—	$10,623
Cash paid for income taxes	$1,127	$—	$1,127

	For the Year Ended December 31, 2003
	(As previously reported)	(Adjustments)	(As restated)
REVENUE:
Product sales	$222,748	$—	$222,748
Product related revenue	58,032	—	58,032
Total product and product related revenue	280,780	—	280,780
Royalties and other revenue	10,556	—	10,556
Revenue from Perlegen Sciences	9,460	—	9,460
Total revenue	300,796	—	300,796
COSTS AND EXPENSES:
Cost of product sales	80,158	—	80,158
Cost of product related revenue	9,657	—	9,657
Cost of revenue from Perlegen Sciences	9,460	—	9,460
Research and development	65,909	—	65,909
Selling, general and administrative	104,797	—	104,797
Stock-based compensation	2,238	1,724	3,962
Amortization of purchased intangibles	937	—	937
Acquired in-process technology	10,096	—	10,096
Total costs and expenses	283,252	1,724	284,976
Income from operations	17,544	(1,724)	15,820
Interest income and other, net	16,662	—	16,662
Interest expense	(17,358)	—	(17,358)
Income before income taxes	16,848	(1,724)	15,124
Income tax provision	(2,563)	—	(2,563)
Net income	$14,285	$(1,724)	$12,561
Basic net income per common share	$0.24	$(0.03)	$0.21
Diluted net income per common share	$0.24	$(0.03)	$0.21
Shares used in computing basic net income per share	58,860	—	58,860
Shares used in computing diluted net income per share	60,582	—	60,582

	For the Year Ended December 31, 2003
	(As previously reported)	(Adjustments)	(As restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,285	$(1,724)	$12,561
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,214	—	22,214
Amortization of intangible assets	4,463	—	4,463
Gain from repurchase of convertible notes	(739)	—	(739)
Redemption premium and related write off of debt issuance costs	—	—	—
Charge for acquired in-process technology	—	—	—
Amortization of investment premiums, net	2,013	—	2,013
Stock based compensation	2,238	1,724	3,962
Write down of equity investments	938	—	938
Realized loss on equity method investment in Perlegen Sciences	—	—	—
Realized loss (gain) on the sales of investments	(5,603)	—	(5,603)
Deferred tax assets	—	—	—
Amortization of debt offering costs	1,538	—	1,538
Accretion of interest on notes receivable	(158)	—	(158)
Loss on disposal of equipment	447	—	447
Changes in operating assets and liabilities:
Accounts receivable, net	(5,357)	—	(5,357)
Inventories	4,107	—	4,107
Prepaid expenses and other assets	(2,647)	—	(2,647)
Accounts payable and accrued liabilities	3,217	—	3,217
Deferred revenue	53,984	—	53,984
Other long-term liabilities	(5,082)	—	(5,082)
Net cash provided by operating activities	89,858	—	89,858
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12,436)	—	(12,436)
Purchases of available-for-sale securities	(447,422)	—	(447,422)
Proceeds from sales and maturities of available for sale securities	560,057	—	560,057
Purchase of non marketable equity investments	(7,500)	—	(7,500)
Purchase of non marketable equity investments in Perlegen	—	—	—
Capital distribution from non-marketable investment	—	—	—
Purchases of technology rights	(3,303)	—	(3,303)
Purchase of option to license technology	(3,000)	—	(3,000)
Issuance of loan to ParAllele BioScience, Inc.	—	—	—
Acquisition of ParAllele BioScience, Inc., net of cash acquired	—	—	—
Net cash provided by investing activities	86,396	—	86,396
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	12,497	—	12,497
Repayment of notes receivable from stockholders	344	—	344
Issuance of senior convertible notes	120,000	—	120,000
Repurchase of convertible subordinated notes	(100,701)	—	(100,701)
Redemption of convertible subordinated notes	—	—	—
Net cash provided by financing activities	32,140	—	32,140
Effect of foreign currency translation on cash and cash equivalents	(354)	—	(354)
Net increase in cash and cash equivalents	208,040	—	208,040
Cash and cash equivalents at beginning of year	67,888	—	67,888
Cash and cash equivalents at end of year	$275,928	$—	$275,928
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Recognition of deferred tax assets relating to tax benefits from employee stock plans	$—	$—	$—
Acquisition of technology rights	$3,000	$—	$3,000
Issuance of common stock upon exercise of common stock purchase right	$3,000	$—	$3,000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$17,346	$—	$17,346
Cash paid for income taxes	$1,751	$—	$1,751

The following tables set forth the effects of the restatement on certain line items within the Company’s consolidated statements of operations for the years ended December 31, 2005, 2004 and 2003 and consolidated balance sheets as of December 31, 2005 and 2004:

	Year Ended December 31,
	2005	2004	2003
Stock-based compensation expense:
Cost of product sales—as previously reported	$134	$—	$—
Cost of product sales—as restated	134	—	69
Research and development—as previously reported	342	720	1,713
Research and development—as restated	342	720	2,144
Selling, general and administrative—as previously reported	630	200	525
Selling, general and administrative—as restated	630	200	1,749
Total stock-based compensation expense—as previously reported	$1,106	$920	$2,238
Total stock-based compensation expense—as restated	$1,106	$920	3,962
Income before income taxes:
As previously reported	$62,608	$50,934	$16,848
As restated	$62,608	$50,934	$15,124
Income tax provision (benefit):
As previously reported	$5,092	$3,326	$2,563
As restated	$(3,179)	$3,326	$2,563
Net income:
As previously reported	$57,516	$47,608	$14,285
As restated	$65,787	$47,608	$12,561
Basic net income per share:
As previously reported	$0.90	$0.79	$0.24
As restated	$1.03	$0.79	$0.21
Diluted net income per share:
As previously reported	$0.84	$0.74	$0.24
As restated	$0.96	$0.74	$0.21

	As of December 31,
	2005	2004
Deferred tax assets—current portion:
As previously reported	$22,117	$—
As restated	$26,230	$—
Deferred tax assets—long-term portion:
As previously reported	$13,436	$—
As restated	$17,594	$—
Additional paid-in capital:
As previously reported	$624,727	$407,258
As restated	$646,186	$428,717
Accumulated deficit:
As previously reported	$93,535	$151,051
As restated	$106,723	$172,510

The following is a summary of the effect of these corrections on the Company’s pro-forma calculation of its net income per share for the years ended December 31, 2005 and 2003:

	Year Ended December 31,
	2005	2005
	(As previously reported)	(As restated)
Net income—as reported	$57,516	$65,787
Add: Stock based employee compensation expense included in reported net income, net of tax	384	384
Deduct: Total stock based employee compensation expense determined under fair value method for all awards, net of tax	(15,800)	(15,800)
Pro forma net income	$42,100	$50,371
Net income per share:
Basic net income per common share—as reported	$0.90	$1.03
Diluted net income per common share—as reported	$0.84	$0.96
Basic net income per common share—pro forma	$0.66	$0.79
Diluted net income per common share—pro forma	$0.60	$0.74

	Year Ended December 31,
	2003	2003
	(As previously reported)	(As restated)
Net income—as reported	$14,285	$12,561
Add: Stock based employee compensation expense included in reported net income, net of tax	2,238	3,962
Deduct: Total stock based employee compensation expense determined under fair value method for all awards, net of tax	(29,220)	(29,220)
Pro forma net income	$(12,697)	$(12,697)
Net income (loss) per share:
Basic net income per common share—as reported	$0.24	$0.21
Diluted net income per common share—as reported	$0.24	$0.21
Basic net (loss) per common share—pro forma	$(0.22)	$(0.22)
Diluted net (loss) per common share—pro forma	$(0.22)	$(0.22)

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

Intangible Assets and Goodwill

A valuation of the purchased intangibles was undertaken by Affymetrix’ management in its determination of the estimated fair value of such assets. The $4.9 million value assigned to developed technology and patents is included in acquired technology rights on the Company’s Consolidated Balance Sheet and will be amortized to cost of product sales over the estimated useful lives of these assets, generally five to eight years. Affymetrix had recorded amortization expense of approximately $0.2 million for the year ended December 31, 2005 related to these acquired patents and technology. The $0.3 million value assigned to backlog will be amortized to selling, general & administrative expenses within one year. Goodwill of $105.7 million was recorded as the excess of the purchase price over the net assets acquired. No goodwill was deemed to be deductible for income tax purposes.

Deferred Stock Compensation

The $5.0 million of deferred compensation represents the intrinsic value of the unvested stock options assumed by Affymetrix in the transaction. This amount will be amortized to the appropriate costs and expense line items over the remaining vesting periods of the underlying equity awards, which extend through September 2009.

In-process Technology

Management determined the estimated fair value of certain research and development programs in-process at the acquisition date that had not yet reached technological feasibility and had no alternative future use. These projects primarily included the development of a DNA genotyping product and to a lesser extent certain RNA and other expression products. The fair values of these projects were determined using the Income Approach whereby management estimated each project’s related future net cash flows between 2005 and 2015 and discounted them to their present value using a risk adjusted discount rate of 28%. This discount rate is based on the Company’s estimated weighted average cost of capital adjusted upward for the risks associated with the projects acquired. The projected cash flows from the acquired projects were based on estimates of revenues and operating profits related to the projects considering the stage of development of each potential product acquired, the time and resources needed to complete the development and approval of each product, the life of each potential commercialized product and the inherent difficulties and uncertainties in developing products and services based on complex genetic technologies and biochemical processes. The Company expects significant cash flows from these projects to begin in 2006 and is not anticipating any material changes to its historical pricing, expense levels or gross margins related to these products.

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

NOTE 15—SENIOR CONVERTIBLE NOTES

On December 10, 2003, the Company issued $120.0 million of 0.75% Senior Convertible Notes (the “0.75% Notes”) due December 15, 2033. The net proceeds after issuance costs from the 0.75% Notes offering were approximately $116.2 million. The 0.75% Notes bear interest of 0.75% per year on the principal amount payable semi-annually in arrears on June 15 and December 15 of each year, beginning June 15, 2004. The Company used the net proceeds of the offering to repurchase its 4.75% Notes. The Company incurred broker discount and issuance costs of approximately $3.8 million which are being amortized over the effective life of the 0.75% Notes. The effective life of the 0.75% Notes due 2033 is five years, the period up to the first date that the Holders can require the Company to repurchase the notes.

The 0.75% Notes are convertible into 32.2431 shares of Affymetrix common stock per $1,000 principal amount of notes which equates to 3,869,172 shares of common stock, or a conversion price equivalent of $31.01 per share of common stock. The conversion rate is subject to adjustment upon the occurrence of the following specified events:

•       issuing shares of the Company’s common stock as a dividend or distribution of the Company’s common stock;

•       effecting a stock split or stock combination;

•       issuing to all or substantially all Holders of the Company’s common stock any rights or warrants under certain circumstances and with certain entitlements;

•       distributing shares of the Company’s common stock, evidences of indebtedness or other assets or property, to all or substantially all Holders of the Company’s common stock, with certain exceptions;

•       making cash distributions to all or substantially all Holders of the Company’s common stock; or

•       should the Company or any of its subsidiaries purchase shares of its common stock pursuant to a tender offer at a premium to market.

Holders may convert their Notes into shares of Affymetrix’ common stock prior to the close of business on the business day prior to the maturity date under the following circumstances: (1) during any quarterly conversion period prior to December 15, 2028, if the sales price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading-day period ending on the first day of such conversion period reaches a specified threshold, (2) on or after December 28, 2028, at any time after the sale price of the Company’s common stock on any date is greater than 130% of the then current conversion price, (3) during the five consecutive trading-day period in which the average of the trading prices for the notes was less than 98% of the average of the sale price of the Company’s common stock multiplied by the then applicable conversion rate, (4) the 0.75% Notes are called for redemption, or (5) specified corporate transactions have occurred.

On December 15, 2008, the security Holders have the option to deliver the 0.75% Notes to Affymetrix and require the Company to repurchase all outstanding 0.75% Notes for $1,000 in cash each up to a maximum of $120.0 million for all outstanding 0.75% Notes. Additionally, security Holders also have the option to require the Company to repurchase the 0.75% Notes payable in cash along with any accrued but unpaid interest on December 15, 2013, 2018, 2023, and 2028. Additionally, on or after December 15, 2008, Affymetrix has the option of redeeming for cash at 100% of the principal amount all or part of the then outstanding 0.75% Notes plus accrued but unpaid interest.

The 0.75% Notes are unsecured and rank equally with the Company’s other existing and future senior indebtedness. The Notes are structurally subordinated to any current or future indebtedness and other liabilities of the Company’s subsidiaries.

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

NOTE 21—UNAUDITED QUARTERLY FINANCIAL INFORMATION

	2005(4)				2004
	Fourth Quarter(3)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter(1)
	(As restated)	(As restated)	(As restated)	(As restated)	(As previously reported)	(As previously reported)	(As previously reported)	(As previously reported)
	(in thousands, except per share amounts)
Total revenue (excluding Perlegen)	$108,734	$81,227	$82,140	$86,428	$106,383	$78,988	$78,362	$76,984
Perlegen revenue	$2,755	$2,220	$1,911	$2,187	$1,325	$2,742	$1,392	$1,649
Total cost of goods sold (excluding Perlegen)	$30,653	$23,410	$20,411	$21,784	$26,808	$19,474	$21,464	$23,588
Perlegen cost of goods sold	$803	$1,359	$1,750	$1,242	$572	$569	$1,099	$1,371
Income tax benefit (provision)	$6,510	$(823)	$(846)	$(1,662)	$(1,111)	$(601)	$(755)	$(859)
Net income (loss)	$24,774	$8,713	$7,811	$16,218	$27,055	$15,377	$7,009	$(1,833)
Basic net income (loss) per share	$0.38	$0.14	$0.12	$0.26	$0.44	$0.25	$0.12	$(0.03)
Diluted net income (loss) per share(2)	$0.35	$0.13	$0.12	$0.24	$0.41	$0.24	$0.11	$(0.03)

	2005(4)				2004
	Fourth Quarter(3)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter(1)
Balance Sheet Data	(As restated)	(As restated)	(As restated)	(As restated)	As restated)	As restated)	As restated)	As restated)
	(in thousands, except per share amounts)
Deferred tax assets—current portion	$8,271	$2,436	$1,752	$1,226	$—	$—	$—	$—
Current assets	$461,032	$397,940	$378,283	$354,891	$322,950	$275,041	$247,042	$303,422
Total assets	$775,094	$571,854	$553,688	$532,505	$499,771	$452,008	$425,076	$439,897
Additional paid-in capital	$646,186	$484,052	$475,652	$456,352	$428,717	$414,729	$411,148	$407,574
Accumulated deficit	$(106,723)	$(137,332)	$(146,730)	$(155,066)	$(172,510)	$(199,565)	$(214,942)	$(221,951)

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

(4)    On August 9, 2006, the Company concluded that its consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 should be restated to record additional non-cash stock-based compensation expense, and the related income tax impact, resulting from stock options granted during fiscal years 1997 to 1999 that were incorrectly accounted for under U.S. generally accepted accounting principles. The Company has determined that the cumulative, pre-tax, non-cash, stock-based compensation expense resulting from using revised measurement dates for accounting purposes was approximately $0, $0 and $1.7 million for the years ended December 31, 2005, 2004, and 2003, respectively, and $19.7 million for the five years preceding 2003, based on the vesting periods of the respective grants.  In addition, the Company recorded an income tax benefit of $8.3 million in fiscal 2005.

The following tables present the effects of the adjustments made to the Company’s previously reported unaudited quarterly financial information for the years ended December 31, 2005 and 2004 (thousands except per share amounts):

Four Quarters Ended December 31, 2005:

	Three Months Ended March 31, 2005			Three Months Ended June 30, 2005
	(As previously reported)	(Adjustments)	(As restated)	(As previously reported)	(Adjustments)	(As restated)
Total revenue (excluding Perlegen)	$86,428	$—	$86,428	$82,140	$—	$82,140
Perlegen revenue	$2,187	$—	$2,187	$1,911	$—	$1,911
Total cost of goods sold (excluding Perlegen)	$21,784	$—	$21,784	$20,411	$—	$20,411
Perlegen cost of goods sold	$1,242	$—	$1,242	$1,750	$—	$1,750
Income tax (provision) benefit	$(2,888)	$1,226	$(1,662)	$(1,371)	$526	$(845)
Net income	$16,218	$1,226	$17,444	$7,811	$526	$8,337
Basic net income per share	$0.26	$0.02	$0.28	$0.12	$0.01	$0.13
Diluted net income per share	$0.24	$0.02	$0.26	$0.12	$—	$0.12

	As of March 31, 2005			As of June 30, 2005
	(As previously reported)	(Adjustments)	(As restated)	(As previously reported)	(Adjustments)	(As restated)
Deferred tax assets—current portion	$—	$1,226	$1,226	$—	$1,752	$1,752
Current assets	$353,665	$1,226	$354,891	$376,531	$1,752	$378,283
Total assets	$531,279	$1,226	$532,505	$551,936	$1,752	$553,688
Additional paid-in capital	$434,893	$21,459	$456,352	$454,193	$21,459	$475,652
Accumulated deficit	$(134,833)	$(20,233)	$(155,066)	$(127,022)	$(19,708)	$(146,730)

	Three Months Ended September 30, 2005			Three Months Ended December 31, 2005
	(As previously reported)	(Adjustments)	(As restated)	(As previously reported)	(Adjustments)	(As restated)
Total revenue (excluding Perlegen)	$81,227	$—	$81,227	$108,734	$—	$108,734
Perlegen revenue	$2,220	$—	$2,220	$2,755	$—	$2,755
Total cost of goods sold (excluding Perlegen)	$23,410	$—	$23,410	$30,653	$—	$30,653
Perlegen cost of goods sold	$1,359	$—	$1,359	$803	$—	$803
Income tax (provision) benefit	$(1,508)	$685	$(823)	$675	$5,835	$6,510
Net income	$8,713	$685	$9,398	$24,774	$5,835	$30,609
Basic net income per share	$0.14	$0.01	$0.15	$0.38	$0.08	$0.46
Diluted net income per share	$0.13	$0.01	$0.14	$0.35	$0.08	$0.43

	As of September 30, 2005			As of December 31, 2005
	(As previously reported)	(Adjustments)	(As restated)	(As previously reported)	(Adjustments)	(As restated)
Deferred tax assets—current portion	$—	$2,436	$2,436	$—	$8,271	$8,271
Current assets	$395,504	$2,436	$397,940	$452,761	$8,271	$461,032
Total assets	$569,418	$2,436	$571,854	$766,823	$8,271	$775,094
Additional paid-in capital	$462,593	$21,459	$484,052	$624,727	$21,459	$646,186
Accumulated deficit	$(118,309)	$(19,024)	$(137,332)	$(93,535)	$13,188	$(106,723)

Four Quarters Ended December 31, 2004:

	Three Months Ended March 31, 2004			Three Months Ended June 30, 2004
	(As previously reported)	(Adjustments)	(As previously reported)	(As previously reported)	(Adjustments)	(As previously reported)
Total revenue (excluding Perlegen)	$76,984	$—	$76,984	$78,362	$—	$78,362
Perlegen revenue	$1,649	$—	$1,649	$1,392	$—	$1,392
Total cost of goods sold (excluding Perlegen)	$23,588	$—	$23,588	$21,464	$—	$21,464
Perlegen cost of goods sold	$1,371	$—	$1,371	$1,099	$—	$1,099
Income tax provision	$(859)	$—	$(859)	$(755)	$—	$(755)
Net (loss) income	$(1,833)	$—	$(1,833)	$7,009	$—	$7,009
Basic net (loss) income per share	$(0.03)	$—	$(0.03)	$0.12	$—	$0.12
Diluted net (loss) income per share	$(0.03)	$—	$(0.03)	$0.11	$—	$0.11

	As of March 31, 2004			As of June 30, 2004
	(As previously reported)	(Adjustments)	(As restated)	(As previously reported)	(Adjustments)	(As restated)
Deferred tax assets—current portion	$—	$—	$—	$—	$—	$—
Current assets	$303,422	$—	$303,422	$247,042	$—	$247,042
Total assets	$439,897	$—	$439,897	$425,076	$—	$425,076
Additional paid-in capital	$386,115	$21,459	$407,574	$389,689	$21,459	$411,148
Accumulated deficit	$(200,492)	$(21,459)	$(221,951)	$(193,483)	$(21,459)	$(214,942)

	Three Months Ended September 30, 2004			Three Months Ended December 31, 2004
	(As previously reported)	(Adjustments)	(As previously reported)	(As previously reported)	(Adjustments)	(As previously reported)
Total revenue (excluding Perlegen)	$78,988	$—	$78,988	$106,383	$—	$106,383
Perlegen revenue	$2,742	$—	$2,742	$1,325	$—	$1,325
Total cost of goods sold (excluding Perlegen)	$19,474	$—	$19,474	$26,808	$—	$26,808
Perlegen cost of goods sold	$569	$—	$569	$572	$—	$572
Income tax provision	$(601)	$—	$(601)	$(1,111)	$—	$(1,111)
Net income	$15,377	$—	$15,377	$27,055	$—	$27,055
Basic net income per share	$0.25	$—	$0.25	$0.44	$—	$0.44
Diluted net income per share	$0.24	$—	$0.24	$0.41	$—	$0.41

	As of September 30, 2004			As of December 31, 2004
	(As previously reported)	(Adjustments)	(As restated)	(As previously reported)	(Adjustments)	(As restated)
Deferred tax assets—current portion	$—	$—	$—	$—	$—	$—
Current assets	$275,041	$—	$275,041	$322,950	$—	$322,950
Total assets	$452,008	$—	$452,008	$499,771	$—	$499,771
Additional paid-in capital	$393,270	$21,459	$414,729	$407,258	$21,459	$428,717
Accumulated deficit	$(178,106)	$(21,459)	$(199,565)	$(151,051)	$(21,459)	$(172,510)

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.   CONTROLS AND PROCEDURES

Background of Restatement

On August 9, 2006, we concluded that our consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 should be restated to record additional non-cash stock-based compensation expense, and the related income tax impact, resulting from stock options granted during fiscal years 1997 to 1999 that were incorrectly accounted for under U.S. generally accepted accounting principles. Our decision to restate our financial statements was based on the results of an internal review of our historical stock option granting practices from January 1, 1997 through May 31, 2006 performed under the direction of the Audit Committee of the Board of Directors. The internal review identified certain errors and documentation lapses with respect to the proper recording and keeping of certain Compensation Committee minutes by the Company but did not find any pattern or practice of inappropriately identifying grant dates with hindsight in order to provide “discounted” or “in-the-money” grants.

We have concluded that there was a material accounting error in the case of a stock option grant for an aggregate of 1.99 million shares in July 1999. The minutes of the Compensation Committee of the Board reflect that these options were discussed and approved at a meeting on July 30, but the exercise price was set based upon the fair market value of Affymetrix Common Stock on July 1. Although the Company’s historical practices suggest that these options would have been approved by the Compensation Committee on or prior to July 1, no record of any such action was located. In light of the restatement required by this matter, we have also included in this restatement corrections relating to similar errors and documentation lapses, which were not material, in the fiscal years 1997 and 1998. Approximately 97% of the charges relating to the restatement arose from the July 1999 error.

We have determined that the cumulative, pre-tax, non-cash, stock-based compensation expense resulting from revised measurement dates for options granted between 1997 and 1999 was approximately $21.5 million. Accordingly, we recorded stock-based compensation expense of $0, $0, and $1.7 million for the years ended December 31, 2005, 2004 and 2003, respectively, and $19.7 million for the five years preceding 2003, based on the vesting periods of the respective grants. In addition, we recorded an income tax benefit of $8.3 million in 2005. Principally as a result of cumulative losses incurred through 2004, we recorded a full valuation allowance against all deferred tax assets for the years ended December 31, 2004 and 2003 and consequently, there is no income tax effect of the additional stock-based compensation expense recorded in those years. The cumulative effect of the restatement adjustments on our consolidated balance sheet at December 31, 2005 was an increase in additional paid-in capital of $21.5 million offset by an increase in the accumulated deficit of $13.2 million, which results in a net effect on stockholders’ equity of $8.3 million. The adjustments increased previously reported basic and diluted net income per common share by $0.13 and $0.12, respectively, for the year ended December 31, 2005 and decreased basic and diluted net income per common share by $0.03 for the year ended December 31, 2003.

As part of our review, we assessed generally whether there were other matters that should have been corrected in our previously issued consolidated financial statements. Apart from the errors underlying the restatement described above, no other matters have come to our attention that should be adjusted in our previously issued consolidated financial statements.

Disclosure Controls and Procedures

Affymetrix’s management carried out an evaluation, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of the end of the period covered by this Report on Form 10 K/A, such that the information relating to Affymetrix and its consolidated subsidiaries required to be disclosed in our Exchange Act reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to Affymetrix’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a 15(f) and 15d 15(f). Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the operations acquired from ParAllele BioScience, Inc. on October 21, 2005, which are included in our fiscal 2005 consolidated financial statements and which, in the aggregate, consisted of $5.4 million and $4.5 million of total assets and net assets, respectively, as of December 31, 2005 and which in the aggregate, represented $4.5 million and $1.1 million of revenues and losses from operations, respectively, for the year then ended. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears below.

Management’s Consideration of the Restatement

In reaching the conclusion that our disclosure controls and procedures and our internal control over financial reporting were effective as of December 31, 2005, management considered, among other things, the control deficiencies related to accounting for stock-based compensation which resulted in the need to restate our previously issued consolidated financial statements as disclosed in Note 3, “Restatement of Previously Issued Financial Statements,” included in Item 8 of this report. Based upon a review of such deficiencies and accounting for the fact that the most recent of the errors and documentation lapses of the type resulting in the restatement occurred prior to 2001, management determined that substantial reforms to the Company’s controls and procedures implemented during the 2001 fiscal year were sufficient to prevent or detect a material misstatement and therefore the likelihood of stock-based compensation, deferred compensation and deferred tax assets being materially misstated is not more than remote. Accordingly, management has concluded that the control deficiencies that resulted in the restatement of the previously issued consolidated financial statements did not constitute a material weakness as of December 31, 2005.

Changes in internal control over financial reporting

Affymetrix’s management carried out an evaluation, as required by Rule 13a-15(d) of the Exchange Act, with the participation of our Chief Executive Officer and our Chief Financial Officer, of changes in Affymetrix’s internal control over financial reporting. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The disclosure contained in our definitive proxy statement dated May 10, 2006 in connection with our 2006 Annual Meeting of Stockholders, and incorporated by reference into this Annual Report on Form 10-K, is hereby amended by inserting the following as a new second sentence of the second paragraph on page 25, under the heading “CERTAIN TRANSACTIONS—Perlegen Sciences, Inc.”:

Dr. Fodor receives no cash compensation from Perlegen, but has received as a director of Perlegen options to acquire 50,000 shares in 2004 and 25,000 shares in each of 2005 and 2006.

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

AFFYMETRIX, INC.
(Registrant)
July 27, 2007	By:	/s/ STEPHEN P.A. FODOR, PH.D.
Stephen P.A. Fodor, Ph.D.
FOUNDER, CHAIRMAN OF THE BOARD AND
CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Title	Date
By:	/s/ STEPHEN P.A. FODOR, PH.D.	Founder, Chairman of the	July 27, 2007
	Stephen P.A. Fodor, Ph.D.	Board and Chief Executive Officer
(Principal Executive Officer)
By:	/s/ JOHN C. BATTY	Executive Vice President,	July 27, 2007
	John c. Batty	Chief Financial Officer, Treasurer
and Principal Financial Officer
By:	/s/ PAUL BERG, PH.D.	Director	July 27, 2007
Paul Berg, Ph.D.
By:	/s/ SUSAN D. DESMOND-HELLMANN, M.D.	Director	July 27, 2007
Susan D. Desmond-Hellmann, M.D.
By:	/s/ JOHN D. DIEKMAN, PH.D.	Director	July 27, 2007
John D. Diekman, Ph.D.
By:	/s/ VERNON R. LOUCKS, JR.	Director	July 27, 2007
Vernon R. Loucks, Jr.
By:	/s/ DAVID B. SINGER	Director	July 27, 2007
David B. Singer
By:	/s/ ROBERT H. TRICE	Director	July 27, 2007
Robert H. Trice, Ph.D.
By:	/s/ ROBERT P. WAYMAN	Director	July 27, 2007
Robert P. Wayman
By:	/s/ JOHN A. YOUNG	Director	July 27, 2007
John A. Young

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
2.1(1)	Agreement and Plan of Merger dated as of May 31, 2005 among ParAllele BioScience, Inc., Affymetrix, Inc., Pinecone Acquisition, Inc. and Jonathan MacQuitty.
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