Form 10-Q
period 2007-06-30
AFFYMETRIX INC
filed 2007-08-09
CIK 913077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

COMMON SHARES OUTSTANDING ON AUGUST 3, 2007: 68,925,818

AFFYMETRIX, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AFFYMETRIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2007	December 31, 2006
		Note 1
ASSETS
Current assets:
Cash and cash equivalents	$91,140	$119,063
Restricted cash	6,087	—
Available-for-sale securities — short-term	140,893	118,088
Accounts receivable, net	68,234	75,553
Accounts receivable from Perlegen Sciences	3,826	2,290
Inventories	56,334	46,506
Deferred tax assets—current portion	14,490	13,534
Notes receivable from employees – short-term portion	1,705	—
Prepaid expenses and other current assets	12,017	8,858
Total current assets	394,726	383,892
Available-for-sale securities – long-term	6,088	10,601
Property and equipment, net	146,438	141,322
Acquired technology rights, net	50,960	55,125
Goodwill	125,050	124,916
Deferred tax assets—long-term portion	32,472	29,170
Notes receivable from employees – long-term portion	523	2,186
Other assets	32,334	34,003
Total assets	$788,591	$781,215

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$49,105	$62,893
Deferred revenue — current portion	36,544	30,697
Total current liabilities	85,649	93,590
Deferred revenue — long-term portion	4,798	9,562
Other long-term liabilities	10,108	5,100
Convertible notes	120,000	120,000
Stockholders’ equity:
Common stock	686	679
Additional paid-in capital	690,351	674,428
Accumulated other comprehensive income (loss)	827	(1,717)
Accumulated deficit	(123,828)	(120,427)
Total stockholders’ equity	568,036	552,963
Total liabilities and stockholders’ equity	$788,591	$781,215

Note 1:          The condensed consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date included in the Company’s Form 10-K for the fiscal year ended December 31, 2006.

See accompanying notes.

AFFYMETRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenue
Product sales	$63,986	$61,043	$121,793	$127,015
Product related revenue	17,167	14,407	30,695	27,650
Total product and product related revenue	81,153	75,450	152,488	154,665
Royalties and other revenue	2,731	2,419	5,153	4,294
Revenue from Perlegen Sciences	4,423	2,197	11,101	7,498
Total revenue	88,307	80,066	168,742	166,457

Costs and expenses:
Cost of product sales	23,833	19,646	43,554	38,720
Cost of product related revenue	10,826	7,412	17,301	13,853
Cost of revenue from Perlegen Sciences	1,907	1,074	4,328	2,658
Research and development	19,427	21,597	38,654	45,098
Selling, general and administrative	33,643	39,476	69,501	78,242
Restructuring charges	1,771	—	7,142	—
Total costs and expenses	91,407	89,205	180,480	178,571
Loss from operations	(3,100)	(9,139)	(11,738)	(12,114)
Interest income and other, net	5,340	3,720	8,091	8,007
Interest expense	(414)	(400)	(829)	(824)

Income (loss) before income taxes	1,826	(5,819)	(4,476)	(4,931)
Income tax (provision) benefit	(584)	(4,235)	1,712	(3,298)
Net income (loss)	$1,242	$(10,054)	$(2,764)	$(8,229)

Basic net income (loss) per common share	$0.02	$(0.15)	$(0.04)	$(0.12)
Diluted net income (loss) per common share	$0.02	$(0.15)	$(0.04)	$(0.12)

Shares used in computing basic net income (loss) per share	68,244	67,313	68,075	67,275
Shares used in computing diluted net income (loss) per share	68,758	67,313	68,075	67,275

See accompanying notes.

AFFYMETRIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2007	2006

Cash flows from operating activities:
Net loss	$(2,764)	$(8,229)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	11,608	11,028
Amortization of intangible assets	4,165	4,154
Amortization of investment discounts, net	(23)	(298)
Stock-based compensation	4,609	8,882
Restructuring charges	(1,375)	—
Realized (gain) loss on sales of available for sale securities	(86)	68
Deferred tax assets	(213)	(160)
Write-down of equity investment	199	108
Amortization of debt offering costs	380	379
Accretion of interest on notes receivable	(41)	(29)
Loss on disposal of equipment	144	—
Change in operating assets and liabilities:
Restricted cash	(6,087)	—
Accounts receivable, net	5,783	29,373
Inventories	(9,828)	(9,111)
Prepaid expenses and other current assets	(24)	3,474
Accounts payable and accrued and other current liabilities	(12,413)	(10,044)
Deferred revenue	1,083	(3,765)
Other long-term liabilities	326	579
Net cash (used in) provided by operating activities	(4,557)	26,409

Cash flows from investing activities:
Capital expenditures	(16,868)	(47,576)
Purchases of available-for-sale securities	(76,025)	(67,986)
Proceeds from the sales or maturities of available-for-sale securities	58,044	59,961
Purchase of non-marketable equity investment	(800)	(250)
Capital distribution of non-marketable securities	902	—
Purchase of technology rights	—	(250)
Net cash used in investing activities	(34,747)	(56,101)

Cash flows from financing activities:
Issuance of common stock through the Company’s stock option plans	11,321	5,378
Net cash provided by financing activities	11,321	5,378
Effect of exchange rate changes on cash and cash equivalents	60	109
Net decrease in cash and cash equivalents	(27,923)	(24,205)
Cash and cash equivalents at beginning of period	119,063	100,236
Cash and cash equivalents at end of period	$91,140	$76,031

See accompanying notes.

AFFYMETRIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007
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

The Company derives the majority of its revenue from product sales of GeneChip® probe arrays, reagents, and related instrumentation that may be sold individually or combined with any of the product or product related revenue items listed below. When a sale combines multiple elements, the Company accounts for multiple element arrangements under Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”).

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

Transactions with Distributors

The Company recognizes revenue on sales to distributors in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.”  The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable, and collectibility is reasonably assured. The Company’s agreements with distributors do not include rights of return.

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

The following table sets forth a reconciliation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Numerator:
Net income (loss) — basic	$1,242	$(10,054)	$(2,764)	$(8,229)
Add effect of dilutive securities:
Interest on convertible notes (inclusive of amortization of debt issuance costs)	415	—	—	—
Net income (loss) — diluted	$1,657	$(10,054)	$(2,764)	$(8,229)
Denominator:
Weighted-average shares outstanding	68,666	67,443	68,440	67,395
Less: weighted-average shares of common stock subject to repurchase	(422)	(130)	(365)	(120)
Shares used in computing basic net income (loss) per common share	68,244	67,313	68,075	67,275
Add effect of dilutive securities:
Employee stock options	449	—	—	—
Common stock subject to repurchase	65	—	—	—
Shares used in computing diluted net income (loss) per common share	68,758	67,313	68,075	67,275
Basic net income (loss) per common share	$0.02	$(0.15)	$(0.04)	$(0.12)
Diluted net income (loss) per common share	$0.02	$(0.15)	$(0.04)	$(0.12)

The following securities were excluded from the computation of diluted net (loss) income per common share, on an actual outstanding basis, as they were anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Employee stock options	3,319	7,069	5,814	7,069
Common stock subject to repurchase	601	130	601	120
Convertible notes	3,870	3,870	3,870	3,870

Total	7,790	11,069	10,285	11,059

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

Recent Accounting Pronouncements

In February 2007, FASB issued Statement of Financial of Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB No. 115 (“SFAS 159”). The Statement permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements in order to facilitate comparisons between entities choosing different measurement attributes for similar types of assets and liabilities. SFAS 159 does not affect existing accounting requirements for certain assets and liabilities to be carried at fair value and the Company is currently evaluating the impact, if any, of SFAS 159 on its financial position, results of operation and cash flows. This statement is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company for the fiscal year ending December 31, 2008.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”) defines fair value. Establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 does not require any new fair value measurement and the Company is currently evaluating the impact, if any, of SFAS 157 on its financial position, results of operations and cash flows. SFAS 157 requires prospective application for fiscal year ending December 31, 2008.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). Under FIN 48 a company recognizes the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. FIN 48 clarifies how a company would measure the income tax benefits from the tax positions that are recognized, provides guidance as to the timing of the derecognition of previously recognized tax benefits and describes the methods for classifying and disclosing the liabilities within the financial statements for any unrecognized tax benefits. FIN 48 also addresses when a company should record interest and penalties related to tax positions and how the interest and penalties may be classified within the income statement and presented in the balance sheet. The Company adopted FIN 48 effective January 1, 2007 as described in Note 10.

NOTE 2—STOCK-BASED COMPENSATION

Stock-Based Compensation Plans

The Company has a stock-based compensation program that provides the Board of Directors broad discretion in creating equity incentives for employees, officers, directors and consultants. This program includes incentive and non-qualified stock options, non-vested stock awards (also known as restricted stock), and restricted stock units granted under various stock plans. Stock options are generally time-based, vesting 25% on each annual anniversary of the grant date over four years and expire 7 to 10 years from the grant date. Non-vested stock awards are generally time-based, vesting 25% on each annual anniversary of the grant date over four years. As of June 30, 2007, the Company had approximately 1.1 million shares of common stock reserved for future issuance under its stock-based compensation plans. New shares are issued as a result of stock option exercises and non-vested restricted stock awards.

The total stock-based compensation expense, before taxes, associated with the Company’s stock-based employee compensation plans was $1.9 million and $5.1 million for the three months ended June 30, 2007 and 2006, respectively, and $4.6 million and $8.9 million for the six months ended June 30, 2007 and 2006, respectively.

The Company allocated stock-based compensation expense under SFAS No. 123R, Share-Based Payment, (“SFAS 123R”) as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Costs of product sales	$249	$377	$546	$718
Research and development	599	1,042	1,161	2,104
Selling, general and administrative	1,036	3,700	2,902	6,060
Total stock-based compensation expense	$1,884	$5,119	$4,609	$8,882
Income tax effect	(654)	(798)	(1,460)	(1,730)
Total stock-based compensation expense, net of tax	$1,230	$4,321	$3,149	$7,152

As of June 30, 2007, $28.8 million of total unrecognized stock-based compensation expense related to non-vested awards is expected to be recognized over the respective vesting terms of each award through June 2011. The weighted average term of the unrecognized stock-based compensation expense is 2.3 years.

Stock Options

The fair value of options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Risk free interest rate	5.0%	5.1%	4.9%	5.1%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	42.0%	39.4%	42.0%	39.4%
Expected option term (in years)	4.5	4.5	4.5	4.5

The risk free interest rate for periods within the contractual life of the Company’s stock options is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term is derived from an analysis of the Company’s historical exercise trends over ten years. The expected volatility for the three and six months ended June 30, 2007 is based on a blend of historical and market-based implied volatility. The expected volatility for the three and six months ended June 30, 2006, is based solely on historical volatility. The Company’s management changed its expected volatility estimation approach based upon the availability of actively traded options on the Company’s common stock and because management believes this blended method is more representative of future stock price trends than historical volatility alone. Using the assumptions above, the weighted average grant date fair value per share of options granted during the three months ended June 30, 2007 and 2006 was $10.77 and $11.27, respectively, and for the six months ended June 30, 2007 and 2006 was $10.78 and $12.15, respectively.

Activity under the Company’s stock plans for the six months ended June 30, 2007 is as follows (in thousands, except per share amounts):

	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in Years)
Outstanding at December 31, 2006	6,466	$31.42
Grants	596	$25.93
Exercises	(618)	$18.91
Forfeitures, cancellations or expirations	(630)	$38.99

Outstanding at June 30, 2007	5,814	$31.37	4.03	$5,913

Vested and expected to vest at June 30, 2007	5,408	$31.44	3.89	$5,747

Exercisable at June 30, 2007	3,901	$31.99	3.11	$5,017

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of its second quarter of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2007. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised is $0.9 million and $0.7 million for the three months ended June 30, 2007 and 2006, respectively, and $5.0 million and $4.2 million for the six months ended June 30, 2007 and 2006, respectively.

Restricted Stock

The following table summarizes the Company’s non-vested restricted stock activity for the six months ended June 30, 2007 (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested stock at December 31, 2006	247	$30.81
Granted	452	$26.23
Vested	(35)	$27.82
Forfeited	(77)	$36.62

Non-vested stock at June 30, 2007	587	$26.66

Total fair value of shares vested is approximately $0.9 million and $0.3 million for the six months ended June 30, 2007 and 2006, respectively.

NOTE 3—RESTRUCTURING

In the third quarter of 2006, the Company initiated a restructuring plan (“the Plan”) to better align certain of its expenses with the Company’s current business outlook. The Company’s primary focus of the Plan was in the general and administrative functions and included rationalizing its facilities. In August 2006, the Company terminated certain employees in the general and administrative functions. Additionally, in September 2006, the Company announced its plan to close its Bedford, Massachusetts based instrumentation manufacturing and developing facility. In the second quarter of 2007, the Company began to consolidate the Bedford facility’s instrument manufacturing operations with its probe array manufacturing facility located in West Sacramento, California. The Company’s instrumentation development capabilities are being consolidated with its principal research and development facilities located in Santa Clara, California. The Company expects implementation of the workforce severance and relocation elements of the Bedford facility closure began in the Massachusetts facility to be materially completed by the third quarter of fiscal 2007. As a final element of the Company’s restructuring plan, the Company terminated certain employees in the sales, marketing and research and development functions in Santa Clara, California during January 2007.

The Company estimates that the total restructuring expenses to be incurred in connection with the Plan will be approximately $25 to $28 million. Of this total, the Company estimates that approximately $19 million relates to employee severance and relocation benefits, approximately $4 to $7 million relates to contract termination costs associated with vacating the leased Bedford facility, which will be recognized when the facility is vacated, likely in the third quarter of 2007, and approximately $2 million relates to other restructuring costs such as fixed asset write down and equipment and inventory relocation costs. The Company has begun to incur non-employee related restructuring expenses beginning in 2007 and expect to continue incurring these expenses into the second half of 2007. Total cash outlays incurred in connection with these restructuring activities are estimated to be approximately $20 million. In accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the costs relating to employee severance and relocation are being accrued over the remaining service periods of the employees.

During the second quarter of 2007, the Company recognized approximately $1.8 million of expense related to the Plan which was presented in a single line item labeled “Restructuring charges” in the Company’s Statement of Operations, of which approximately $1.5 million related to employee termination benefit costs and approximately $0.3 million related to facility exit costs. The Company has incurred restructuring charges of approximately $13.5 million in fiscal 2006 and $7.1 million in the first six months of 2007.

In July 2007, the Company announced that it will be consolidating an administrative facility located in Sunnyvale, California into its main campus in Santa Clara, California during the second half of 2007.  The Company has not completed its analysis of the additional costs associated with vacating the leased Sunnyvale facility.

The following table summarizes the accrual balances and utilization by cost type for the Plan (in thousands):

	Employee severance and relocation benefits	Facility exit, lease termination costs and other	Total

Balance as of June 30, 2006	$—	$—	$—
Restructuring charges accrued	10,008	—	10,008
Cash payments	(1,541)	—	(1,541)
Non-cash settlement	(7,544)	—	(7,544)
Balance as of September 30, 2006	923	—	923
Restructuring charges accrued	3,489	—	3,489
Cash payments	(282)	—	(282)
Balance as of December 31, 2006	4,130	—	4,130
Restructuring charges accrued	4,804	567	5,371
Cash payments	(4,153)	(480)	(4,633)
Balance as of March 31, 2007	4,781	87	4,868
Restructuring charges accrued	1,502	269	1,771
Cash payments	(3,527)	(272)	(3,799)
Non-cash settlement	—	(84)	(84)
Balance as of June 30, 2007	$2,756	$—	$2,756

NOTE 4—INVENTORIES

Inventories consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Raw materials	$22,036	$21,612
Work-in-process	13,859	13,127
Finished goods	20,439	11,767

Total	$56,334	$45,506

NOTE 5—ACQUIRED TECHNOLOGY RIGHTS

Acquired technology rights are comprised of licenses to technology covered by patents acquired from third parties and are amortized over the expected useful life of the underlying patents, which range from one to fifteen years. Accumulated amortization of these rights amounted to $34.8 million and $30.2 million at June 30, 2007 and December 31, 2006, respectively.

The expected future annual amortization expense of the Company’s acquired technology rights and other intangible assets is as follows (in thousands):

For the Year Ending December 31,	Amortization Expense
2007, remainder thereof	$4,163
2008	8,314
2009	7,446
2010	6,676
2011	6,280
Thereafter	18,081
Total expected future annual amortization	$50,960

NOTE 6—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Accounts payable	$14,810	$23,248
Accrued compensation and related liabilities	22,961	19,050
Accrued taxes	1,764	6,362
Accrued legal	1,750	2,426
Accrued warranties	3,678	6,801
Other	4,142	5,006

Total	$49,105	$62,893

NOTE 7—COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net income (loss)	$1,242	$(10,054)	$(2,764)	$(8,229)
Foreign currency translation adjustment	(1)	113	60	109
Unrealized gain on debt securities	1,680	344	2,484	325
Unrealized (loss) gain on hedging contracts	—	(336)	—	(604)
Comprehensive income (loss)	$2,921	$(9,933)	$(220)	$(8,399)

NOTE 8—RELATED PARTY TRANSACTIONS

Perlegen Sciences, Inc.

As of June 30, 2007, the Company, and certain of its affiliates, including the Company’s chief executive officer and members of the board of directors, held approximately 22% ownership interest in Perlegen Sciences, Inc. (“Perlegen”), a privately-held biotechnology company. In addition, two members of Perlegen’s board of directors are also members of the Company’s board of directors.

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

In accordance with Financial Accounting Standards Board Interpretation No. 46 Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 as amended (“FIN 46”), the Company has concluded that Perlegen is a variable interest entity in which the Company holds a variable interest, and that the Company is not the primary beneficiary.

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

NOTE 9—COMMITMENTS AND CONTINGENCIES

Product Warranty Commitment

The Company provides for anticipated warranty costs at the time the associated revenue is recognized. Product warranty costs are estimated based upon the Company’s historical experience and the warranty period. The Company periodically reviews the adequacy of its warranty reserve, and adjusts, if necessary, the warranty percentage and accrual based on actual experience and estimated costs to be incurred.  Since the beginning of 2007, the Company has noted that improvement in its internal quality control programs have resulted in an overall decline in product replacement claims.  As a result, an adjustment decreasing the warranty reserve balance was made. Information regarding the changes in the Company’s product warranty liability for the six months ended June 30, 2007, was as follows (in thousands):

Beginning balance at December 31, 2006	$6,801
New warranties issued	1,191
Repairs and replacements	(2,315)
Adjustments	(1,567)
Ending balance at March 31, 2007	4,110
New warranties issued	642
Repairs and replacements	(1,074)
Adjustments	—
Ending balance at June 30, 2007	$3,678

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

The total amount of unrecognized tax benefits as of January 1, 2007 is approximately $16 million.  If recognized, the amount of unrecognized tax benefits that would impact income from continuing operations and the effective tax rate is $13 million.  Any changes to acquisition related unrecognized tax benefits of approximately $1 million will impact goodwill.

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

NOTE 11—RESTRICTED CASH

The Company entered into a sales contract with a European customer wherein an upfront deposit of approximately $8.1 million was received during the quarter ended March 31, 2007, to be applied against the future delivery of product and services expected to be completed within the next 12 months.  Per terms of the contract, the cash was deposited into a restricted interest bearing bank account to be applied upon the Company’s delivery of product and services.  During the quarter ended June 30, 2007, approximately $2.0 million was released from restricted cash into cash and cash equivalents.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2007 and for the three and six month periods ended June 30, 2007 and 2006 should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2006.

All statements in this quarterly report that are not historical are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act as amended, including statements regarding our “expectations,” “beliefs,” “hopes,” “intentions,” “strategies” or the like. Such statements are based on our current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. We caution investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, risks related to our ability to achieve and sustain higher levels of revenue and operating income (including risks related to the outcome of our previously announced efforts to reduce expenses in the general and administrative functions including the rationalization of our facilities); uncertainties concerning our product mix and its effect on gross margins; uncertainties relating to our restructuring charges; uncertainties relating to technological approaches, manufacturing (including risks related to resolving any manufacturing problems) and product development; uncertainties relating to changes in senior management personnel and structure; uncertainties related to cost and pricing of our products; risks relating to dependence on collaborative partners; uncertainties relating to sole source suppliers; uncertainties relating to FDA and other regulatory approvals; competition; risks relating to intellectual property of others and the uncertainties of patent protection; and risks relating to intellectual property and other litigation.

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

Improve operating efficiencies.   We intend to monitor our expenses closely to ensure our research and development and selling, general and administrative cost structures remain in line with our revenue growth. Associated with this goal, we announced in July 2006 our intent to restructure our general and administrative cost structure, including rationalizing our facilities requirements in order to bring our operating expenses in line with our current business requirements. We began those efforts and have incurred restructuring charges of approximately $13.5 million in fiscal 2006 and $7.1 million in the first six months of fiscal 2007.  We expect to incur total charges in 2007 of approximately $15 million related to this restructuring.  In July 2007, we announced an additional administrative facility consolidation. As a result of these restructuring efforts and through active cost management, we have decreased expenses in our general and administrative and research and development areas in 2007.   Also, as a result of our increased manufacturing capacity and changes in product mix, we may make additional changes to our cost structure in the future.

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

Contingencies

We are subject to legal proceedings principally related to intellectual property matters. Based on the information available at the balance sheet dates, we assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. If losses are probable and reasonably estimable, we will record a reserve in accordance with SFAS 5, Accounting for Contingencies. Any reserves recorded may change in the future due to new developments in each matter.

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

SFAS 123R requires that employee stock-based compensation costs be recognized over the requisite service period, or the vesting period, in a manner similar to all other forms of compensation paid to employees. Accordingly, in the first six months of 2007, we recognized employee stock-based compensation of approximately $0.5 million in cost of product sales, approximately $1.2 million in research and development expense and approximately $2.9 million in selling, general and administrative expenses.  We adopted SFAS 123R on a modified prospective basis. As of June 30, 2007, approximately $28.8 million of total unrecognized stock-based compensation expense related to non-vested awards is expected to be to be recognized over the respective vesting terms of each award through June 2011. The weighted average term of the unrecognized stock-based compensation expense is 2.3 years.

During the six months ended June 30, 2006 under SFAS 123R we recognized employee stock-based compensation of $0.7 million in cost of product sales, $2.1 million in research and development expense and $6.1 million in sales, general and administrative expenses, which includes approximately $1.1 million related to the modification of an executive officer’s stock option grant to increase the associated exercise period.

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

Results of Operations

The following discussion compares the historical results of operations for the three and six months ended June 30, 2007 and 2006, respectively.

Product Sales

The components of product sales are as follows (in thousands, except percentage amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Probe arrays	$41,018	$40,177	$841	2%	$76,739	$83,379	(6,640)	(8)%
Reagents	14,172	9,641	4,531	47%	27,778	20,081	7,697	38%
Instruments	8,796	11,225	(2,429)	(22)%	17,276	23,555	(6,279)	(27)%
Total product sales	$63,986	$61,043	$2,943	5%	$121,793	$127,015	(5,222)	(4)%

Probe array sales increased in the second quarter of 2007 due to an increase of $7.4 million primarily due to growth in genotyping unit sales.  This growth was partially offset by a decrease of $6.6 million in revenue related to a reduction in the average selling price of our probe arrays.  Reagent sales grew due to an increase of $2.5 million related to growth in unit sales and an additional $2.0 million because of an increase in the average selling price.  Instrument sales decreased primarily due to a decline of $1.6 million in revenue because of a drop in the average selling price of our GeneChip® Scanner 3000.

Probe array sales decreased in the first six months of 2007 due to a decline of $11.9 million related to a reduction in the average selling price of our probe arrays.  This decrease was partially offset by an increase of $5.3 million primarily due to growth in genotyping unit sales.  Reagent sales grew primarily due to an increase of $6.6 million related to an increase in unit sales and an additional $1.1 million because of an increase in average selling price.  Instrument sales decreased primarily due to a decline of $3.8 million because of a drop in the average selling price of our GeneChip® Scanner 3000.

Product Related Revenue

The components of product related revenue are as follows (in thousands, except percentage amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Subscription fees	$990	$1,716	$(726)	(42)%	$2,006	$3,709	$(1,703)	(46)%
Service and other	12,481	9,112	3,369	37%	21,389	16,824	4,565	27%
License fees and milestone revenue	3,696	3,579	117	3%	7,300	7,117	183	3%
Total product related revenue	$17,167	$14,407	$2,760	19%	$30,695	$27,650	$3,045	11%

Service and other revenue increased for the second quarter of 2007 and in the first six months of 2007 primarily due to growth of $2.9 million and $3.2 million, respectively, in revenue related to our genotyping services business. These increases were partially offset by declines in subscription fees earned under our GeneChip® array access programs as we continue to transition customers to volume-based pricing on array sales.

In January 2003, under the terms of an expanded collaborative agreement, Roche paid us an access fee of $70 million, which we are recognizing as a component of product related revenue in license fees over the estimated research and development period of approximately five years. The amortization of the remaining $7.2 million of deferred revenue related to this access fee is expected to be completed in fiscal 2007.

Royalties and Other Revenue (in thousands, except percentage amounts)

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Royalties and other revenue	2,731	$2,419	$312	13%	$5,153	$4,294	$859	20%

Royalties and other revenue increased for the second quarter of 2007 and in the first six months of 2007 primarily due to additional license and grant revenue.  Certain of our license agreements contain provisions which require our licensees to pay us additional fees in the event of a change of control.  In the event a change of control is completed, our license revenue could materially increase from prior periods.

In August 2007, we received a $7.5 million license fee related to a change of control provision that will be recorded in royalties and other revenue in the third quarter of 2007.

Revenue from Perlegen Sciences (in thousands, except percentage amounts)

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Revenue from Perlegen Sciences	$4,423	$2,197	$2,226	101%	11,101	$7,498	$3,603	48%

Perlegen revenue increased for the second quarter of 2007 and in the first six months of 2007 primarily due to increases of approximately $3.3 million and $5.6 million, respectively, related to increased demand by Perlegen for our commercial probe arrays.  These increases were partially offset by a decrease in demand for wafers used by Perlegen for internal research and development of $0.7 million and $1.2 million and a decrease in royalties of $0.3 million and $0.9 million for the second quarter of 2007 and in the first six months of 2007, respectively. Probe arrays and wafers used by Perlegen for use in their research and development activities are sold at our fully burdened cost of manufacturing.  We expect revenue from Perlegen to decrease in the second half of fiscal 2007 as they complete a large genotyping study.

Product and Product Related Gross Margins (in thousands, except percentage/point amounts)

	Three Months Ended June 30,		Dollar / Point change from	Six Months Ended June 30,		Dollar / Point change from
	2007	2006	2006	2007	2006	2006

Total gross margin on product sales	$40,153	$41,397	$(1,244)	$78,239	$88,295	$(10,056)
Total gross margin on product related revenue	6,341	6,995	(654)	13,394	13,797	(403)

Total gross margin on product and product related revenue	$46,494	$48,392	$(1,898)	$91,633	$102,092	$(10,459)

Product gross margin as a percentage of product sales	62.8%	67.8%	(5.0)	64.2%	69.5%	(5.3)

Product related gross margin as a percentage of product related revenue	36.9%	48.6%	(11.7)	43.6%	49.9%	(6.3)

The 5.0 point decrease in product gross margin in the second quarter of 2007 is primarily due to the following factors: 10.8 points of the decrease is attributable to a decline in the average selling price of our probe arrays; 4.1 points of the decrease is attributable to a decline in the average selling price of our instrumentation products; and 1.3 points of the decrease is due to an increase in our inventory reserves related to expired arrays.   These decreases were partially offset by a 4.6 point increase in product gross margins due to higher factory utilization as we produced and sold more probe arrays and a 5.9 point impact for increased volume primarily associated with DNA chips and reagents.

The 5.3 point decrease in product gross margin in the first six months of 2007 is primarily due to the following factors:  9.3 points of the decrease is attributable to a decline in the average selling price of our probe arrays; 4.5 points of the decrease is attributable to a decline in the average selling price of our instrumentation products; 2.1 points of the decrease is attributable to higher costs of production for reagents and 1.9 points of the decrease is attributable to an increase in our inventory reserves related to expired arrays.   These decreases were partially offset by a 3.3 point increase in product gross margins due to higher factory utilization as we produced and sold more probe arrays and a 7.1 point impact for increased volume primarily associated with DNA chips and reagents.

Our margins in the second half of fiscal 2007 could be adversely affected if we cannot absorb the costs of our new manufacturing capacity through increased unit production and sales or if we have a shift in our product mix to our lower margin product lines.

The 11.7 point and 6.3 point decreases in product related gross margins for the second quarter of 2007 and in the first six months of 2007, respectively, were primarily due to a shift in our product mix as our genotyping services business grew as a percentage of total product related sales.  In addition, sales of our GeneChip® array access agreements declined as we continue to transition customers to volume-based discounting on product sales.

Cost of Perlegen Revenues (in thousands, except percentage amounts)

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	$ Change	% Change	2007	2006	$ Change	$ Change
Cost of revenue from Perlegen Sciences	$1,907	$1,074	$833	78%	$4,328	$2,658	$1,670	63%

Cost of Perlegen revenue increased for the second quarter of 2007 and in the first six months of 2007 primarily due to increased demand by Perlegen for our commercial products.  The increase was partially offset by lower demand of wafers used by Perlegen for their internal use.

Research and Development Expenses (in thousands, except percentage amounts)

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Research and development	$19,427	$21,597	$(2,170)	(10)%	$38,654	$45,098	$(6,444)	(14)%

The decrease in research and development expenses in the second quarter of 2007 was primarily due to a $0.6 million reduction of spending on supplies through cost cutting measures, $0.4 million reduction in employee related expenses following a corporate restructuring plan implemented in the third quarter of 2006 and a decrease in stock-based compensation expense of $0.4 million.

The decrease in research and development expenses in the first six months of 2007 was primarily due to a $2.9 million reduction of spending on supplies and co-development expenses as we concluded certain co-development activities and began to focus our research and development efforts on fewer more strategic programs that will enable the development of next generation products in our key genetic analysis markets as well as overall cost cutting measures.  Additionally, employee related expenses decreased $1.7 million following a corporate restructuring plan implemented in the third quarter of 2006.  Lastly, stock-based compensation expense decreased $0.9 million.

While our research and development costs have declined in the near term, we believe a substantial investment in research and development is essential to a long-term sustainable competitive advantage and critical to expansion into additional markets.

Selling, General and Administrative Expenses (in thousands, except percentage amounts)

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Selling, general and administrative	$33,643	$39,476	$(5,833)	(15)%	69,501	$78,242	$(8,741)	(11)%

The decrease in selling, general and administrative expenses in the second quarter of 2007 was primarily due to $2.7 million of lower stock-based compensation expenses and $1.8 million of lower legal expenses. The decrease for the first six months of 2007 was primarily due to $3.2 million of lower stock-based compensation expense, $2.6 million of lower legal expenses and lower employee related costs of $2.1 million following a corporate restructuring plan implemented in the third quarter of 2006. We expect legal costs to vary substantially depending on the intensity of legal activity, such as patent litigation.

Restructuring charges (in thousands, except percentage amounts)

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Restructuring charges	$1,771	$—	$1,771	100%	$7,142	$—	$7,142	100%

In the third quarter of 2006, we initiated a restructuring plan (“the Plan”) to better align certain of our expenses with our current business outlook.  Our primary focus of the Plan was in the general and administrative functions and included rationalizing our facilities.  In August 2006, we terminated certain employees in the general and administrative functions.  Additionally, in September 2006, we announced our plan to close our Bedford, Massachusetts based instrumentation manufacturing and development facility. In the second quarter of 2007, we began to consolidate the Bedford facility’s instrument manufacturing operations with our probe array manufacturing facility located in West Sacramento, California. Our instrumentation development capabilities are being consolidated with our principal research and development facilities located in Santa Clara, California. Implementation of the workforce severance and relocation elements of the Bedford facility closure began in the fourth quarter of 2006 and we expect it will continue into the third quarter of 2007. We expect the closure of our Bedford, Massachusetts facility to be materially completed by the third quarter of fiscal 2007. As a final element of our restructuring plan, we terminated certain employees in the sales, marketing and research and development functions in Santa Clara, California during January 2007.

We estimate that the total restructuring expenses to be incurred in connection with the Plan will be approximately $25 to $28 million. Of this total, we estimate that approximately $19 million relates to employee severance and relocation benefits,  approximately $4 to $7 million relates to contract termination costs associated with vacating the leased Bedford facility, which will be recognized when the facility is vacated, likely in the third quarter of 2007, and approximately $2 million relates to other restructuring costs such as fixed asset write downs and equipment and inventory relocation costs.  We have begun to incur non-employee related restructuring expenses beginning in 2007 and expect to continue incurring these expenses into the second half of 2007. Total cash outlays incurred in connection with these restructuring activities are estimated to be approximately $20 million.  In accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the costs relating to employee severance and relocation are being accrued over the remaining service periods of the employees.

During the second quarter and in the the first six months of 2007, we recognized approximately $1.8 million and $7.1 million, respectively, of expense related to the plan which was presented in a single line item labeled “Restructuring charges” in our Statement of Operations, of which approximately $1.5 million and $6.3 million, respectively, related to employee termination benefit costs and approximately $0.3 million and $0.8 million, respectively, related to facility exit costs.

In July 2007, we announced that it will be consolidating an administrative facility located in Sunnyvale, California into our main campus in Santa Clara, California during the second half of 2007.  We have not completed our analysis of the additional costs associated with vacating the leased Sunnyvale facility.

Interest Income and Other, Net (in thousands, except percentage amounts)

The components of interest income and other, net, are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Interest income	$3,088	$2,988	$100	3%	$5,842	$5,835	$7	0%
Write down of equity investment	(68)	(62)	(6)	(10)%	(199)	(108)	(91)	(84)%
Currency gains, net	240	776	(536)	(69)%	179	2,342	(2,163)	(92)%
Other	2,080	18	2,062	11,456%	2,269	(62)	2,331	3,760%
Interest income and other, net	$5,340	$3,720	$1,620	44%	$8,091	$8,007	$84	1%

Interest income and other, net increased for the second quarter of 2007 primarily due to the sale of two of our non-marketable securities for a gain of $2.1 million offset by $0.5 million decrease in currency gains.   Interest income and other, net remained flat for the first six months of 2007 primarily due to the $2.1 million gain from the sale of two of our non-marketable securities, which was primarily offset by a decrease in currency gains.  In the first quarter of 2006, we realized a $1.6 million currency gain on assets held in various foreign currencies.

Income Tax (Provision) Benefit (in thousands, except percentage amounts)

	Three Months Ended June 30,				Three Months Ended June 30,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change

Income tax (provision) benefit	$(584)	$(4,235)	$(3,651)	(86)%	$1,712	$(3,298)	$(5,010)	(152)%

The provision for income tax decreased approximately $3.7 million in the second quarter of 2007 and decreased approximately $5.0 million in the first six months of 2007.  These decreases were due to changes in the geographic mix of our levels of profitability.  The provision for income tax for fiscal 2007 differs from the amount computed by applying the federal statutory rate of 35% due to various factors, including the tax impact of non-U.S. operations, non-deductible stock option compensation expense recorded under SFAS 123R, state taxes and research and development credits.  We believe realization of our deferred tax assets as of June 30, 2007 is more likely than not based upon future taxable earnings.  An additional valuation allowance against deferred tax assets may be necessary if it is more likely than not that all or a portion of the deferred tax assets will not be realized.

Liquidity and Capital Resources

Cashflow (in thousands)

	Six Months Ended June 30,
	2007	2006
Net cash (used in) provided by operating activities	$(4,557)	$26,409
Net cash used in investing activities	(34,747)	(56,101)
Net cash provided by financing activities	11,321	5,378
Effect of foreign currency translation on cash and cash equivalents	60	109

Net decrease in cash and cash equivalents	$(27,923)	$(24,205)

Net Cash (Used in) Provided by Operating Activities

Cash (used in) provided by operating activities is net (loss) income adjusted for certain non-cash items and changes in operating assets and liabilities. Cash used in operating activities in the first six months of 2007 was comprised of a net loss of $2.8 million and restricted cash of $6.1 million.  These cash usages were primarily offset by non-cash charges of depreciation and amortization of $15.8 million, stock-based compensation expense of $4.6 million and significant changes in assets and liabilities as follows:

Our total accounts receivable, including Perlegen, was $72.1 million at June 30, 2007, a decrease of $5.8 million from December 31, 2006. The decrease is primarily due to lower sales of consumables and instruments in the six months ended June 30, 2007.

Our inventory balance was $56.3 million at June 30, 2007, an increase of $9.8 million from December 31, 2006. The increase is primarily due to the buildup of consumables in advance of anticipated demand as well as a buildup of instruments inventory as we transitioned instrument production from our Bedford, Massachusetts facility to our Sacramento, California facility.

Our accounts payable and accrued liabilities balance was $49.1 million at June 30, 2007, a decrease of $13.8 million from December 31, 2006. The decrease was primarily due to the payment of accounts payable related to our manufacturing expansion in Sacramento, California and capital costs on our new manufacturing facility in Singapore.

Net Cash Used in Investing Activities

Our investing activities, other than purchases, sales and maturities of available-for-sale securities, primarily consist of capital expenditures and strategic investments. Cash used for capital expenditures was $16.9 million in the six months ended June 30 2007 compared to $47.6 million in the same period in 2006. Our capital expenditures in the current period are primarily related to the final phase of our manufacturing expansion in Sacramento, California, as well as costs incurred to upgrade our enterprise resource planning system.

Net Cash Provided by Financing Activities

Our financing activities consist of stock option exercise activity under our employee stock plan. Cash provided by the issuance of stock under our employee stock plan was $11.3 million and $5.4 million in the six month periods ended June 30, 2007 and 2006, respectively.

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

At June 30, 2007, we had no open hedging contracts.

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

We may not maintain profitability.

We incurred losses each year from our inception through the year ended December 31, 2003 and have incurred a loss for the year ended December 31, 2006 and for the six months ended June 30, 2007. As a result, we had an accumulated deficit of approximately $123.8 million at June 30, 2007. We expect to continue experiencing fluctuations in our operating results and cannot assure sustained profitability. Our losses have resulted principally from costs incurred in research and development, manufacturing and from selling, general and administrative costs associated with our operations.

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

Our revenues and operating results may fluctuate significantly due in part to factors that are beyond our control and which we cannot predict. The timing of our customers’ orders may fluctuate from quarter to quarter. However, we have historically experienced customer ordering patterns for GeneChip® instrumentation and GeneChip® arrays where the majority of the shipments occur in the last month of the quarter. These ordering patterns may limit management’s ability to accurately forecast our future revenues or product mix. Additionally, license revenue may also be unpredictable and may fluctuate due to the timing of payments of non-recurring licensing fees. Because our expenses are largely fixed in the short to medium term, any material shortfall in revenues will materially reduce our profitability and may cause us to experience losses. In particular, our revenue growth and profitability depend on sales of our GeneChip® products. Factors that could cause sales for these products to fluctuate include:

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

We may experience fluctuations in demand for our products that may impact our manufacturing capacity requirements.

If demand for our products is reduced, our manufacturing capacity could be under-utilized, and we may be required to record an impairment on our long-lived assets including facilities and equipment, which would increase our expenses. In addition, factory planning decisions may shorten the useful lives of long-lived assets including facilities and equipment and cause us to accelerate depreciation.  These changes in demand for our products, and changes in our customers’ product needs, could have a variety of negative effects on our competitive position and our financial results, and, in certain cases, may reduce our revenue, increase our costs, lower our gross margin percentage, or require us to recognize impairments of our assets. In addition, if demand for our products is reduced or we fail to accurately forecast demand, we could be required to write down inventory, which would have a negative impact on our gross margin.

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

The market price of our common stock is volatile. To demonstrate this volatility, during the twelve-month period ending on June 30, 2007, the volume of our common stock traded on any given day ranged from 179,200 to 9,561,600 shares. Moreover, during that period, our common stock traded as low as $17.50 per share and as high as $31.95 per share.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)          Date of Meeting

The annual meeting of the stockholders of Affymetrix, Inc. was held on June 13, 2007. 59,557,878 shares of Affymetrix common stock were present at the meeting, representing 86.9% of a total of 68,540,845 shares of common stock outstanding and eligible to vote at such time.

(b) and (c) Name of Each Director Elected at the Meeting and Description of Each Matter Voted on and Number of Votes Cast

		For	Against	Withheld
1.	To elect directors to serve until the next meeting of stockholders or until their successors are elected.
	Stephen P.A. Fodor, Ph.D.	58,398,014	—	1,159,863
	Paul Berg, Ph.D.	57,923,538	—	1,634,339
	Susan D. Desmond-Hellmann, M.D.	58,834,650	—	723,227
	John D. Diekman, Ph.D.	37,809,206	—	21,748,671
	Vernon R. Loucks, Jr.	58,401,405	—	1,156,472
	David B. Singer	37,808,618	—	21,749,259
	Robert H. Trice, Ph.D.	58,848,175	—	709,702
	Robert P. Wayman	58,832,138		725,739
	John A. Young	57,894,304	—	1,663,573

Consequently all nominees were elected by the stockholders of Affymetrix.

		For	Against	Abstain
2.	To ratify the appointment of Ernst & Young LLP as independent registered public accounting firm of the Company for the fiscal year ending December 31, 2007.	56,384,319	3,139,978	33,581

Consequently the proposal was approved by the stockholders of Affymetrix

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document
10.1 (1)	Offer letter from the Company to John Batty dated May 16, 2007
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(1)           Incorporated by reference to Registrant’s Form 8-K as filed on June 6, 2007 (File No. 666-28218).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	By:	/s/ JOHN C. BATTY
	Name:	John C. Batty
	Title:	Executive Vice President, Chief Financial Officer, Treasurer and Principal Financial Officer

Date: August 9, 2007

AFFYMETRIX, INC.

EXHIBIT INDEX

JUNE 30, 2007

Exhibit Number	Description of Document
10.1 (1)	Offer letter from the Company to John Batty dated May 16, 2007
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(1)           Incorporated by reference to Registrant’s Form 8-K as filed on June 6, 2007 (File No. 666-28218).