Form 10-Q
period 2007-09-30
AFFYMETRIX INC
filed 2007-11-08
CIK 913077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

COMMON SHARES OUTSTANDING ON NOVEMBER 2, 2007: 69,031,982

AFFYMETRIX, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AFFYMETRIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2007	December 31, 2006
		Note 1
ASSETS
Current assets:
Cash and cash equivalents	$123,736	$119,063
Available-for-sale securities — short-term	127,081	118,088
Accounts receivable, net	68,261	75,553
Accounts receivable from Perlegen Sciences	267	2,290
Inventories	48,608	46,506
Deferred tax assets—current portion	14,604	13,534
Notes receivable from employees – short-term portion	1,719	—
Prepaid expenses and other current assets	15,958	8,858
Total current assets	400,234	383,892
Available-for-sale securities – long-term	5,129	10,601
Property and equipment, net	145,693	141,322
Acquired technology rights, net	48,881	55,125
Goodwill	125,050	124,916
Deferred tax assets—long-term portion	32,472	29,170
Notes receivable from employees – long-term portion	330	2,186
Other assets	30,954	34,003
Total assets	$788,743	$781,215

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$52,065	$62,893
Deferred revenue — current portion	27,400	30,697
Total current liabilities	79,465	93,590
Deferred revenue — long-term portion	4,008	9,562
Other long-term liabilities	11,209	5,100
Convertible notes	120,000	120,000
Stockholders’ equity:
Common stock	689	679
Additional paid-in capital	694,546	674,428
Accumulated other comprehensive income (loss)	74	(1,717)
Accumulated deficit	(121,248)	(120,427)
Total stockholders’ equity	574,061	552,963
Total liabilities and stockholders’ equity	$788,743	$781,215

Note 1:               The condensed consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date included in the Company’s Form 10-K for the fiscal year ended December 31, 2006.

See accompanying notes.

AFFYMETRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Revenue:
Product sales	$69,373	$56,139	$191,166	$183,154
Product related revenue	15,758	17,971	46,453	45,621
Total product and product related revenue	85,131	74,110	237,619	228,775
Royalties and other revenue	9,500	5,969	14,653	10,263
Revenue from Perlegen Sciences	355	4,593	11,456	12,091
Total revenue	94,986	84,672	263,728	251,129

Costs and expenses:
Cost of product sales	28,082	23,618	71,636	62,338
Cost of product related revenue	7,344	8,859	24,645	22,712
Cost of revenue from Perlegen Sciences	166	1,646	4,494	4,304
Research and development	16,489	21,639	55,143	66,737
Selling, general and administrative	33,300	35,865	102,800	114,107
Restructuring charges	5,737	10,008	12,879	10,008
Total costs and expenses	91,118	101,635	271,597	280,206
Income (loss) from operations	3,868	(16,963)	(7,869)	(29,077)
Interest income and other, net	291	2,942	8,382	10,949
Interest expense	(417)	(350)	(1,246)	(1,174)

Income (loss) before income taxes	3,742	(14,371)	(733)	(19,302)
Income tax (provision) benefit	(1,162)	216	550	(3,082)
Net income (loss)	$2,580	$(14,155)	$(183)	$(22,384)

Basic and diluted net income (loss) per common share	$0.04	$(0.21)	$(0.00)	$(0.33)

Shares used in computing basic net income (loss) per share	68,356	67,248	68,170	67,320
Shares used in computing diluted net income (loss) per share	68,725	67,248	68,170	67,320

See accompanying notes.

AFFYMETRIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2007	2006

Cash flows from operating activities:
Net loss	$(183)	$(22,384)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,495	16,733
Amortization of intangible assets	6,244	6,236
Amortization of investment discounts, net	109	(664)
Stock-based compensation	7,901	20,058
Restructuring charges	50	—
Realized gain on sales of available for sale securities	(99)	(7)
Deferred tax assets	(327)	(1,362)
Write-down of equity investment	3,249	165
Amortization of debt offering costs	570	569
Accretion of interest on notes receivable	(48)	(40)
Loss on disposal of equipment	1,088	631
Change in operating assets and liabilities:
Accounts receivable, net	9,315	26,860
Inventories	(2,102)	(9,674)
Prepaid expenses and other current assets	(5,604)	(5,160)
Accounts payable and accrued and other current liabilities	(10,878)	(10,860)
Deferred revenue	(8,851)	(4,905)
Other long-term liabilities	1,427	1,095
Net cash provided by operating activities	19,356	17,291

Cash flows from investing activities:
Capital expenditures	(22,954)	(64,269)
Purchases of available-for-sale securities	(82,074)	(85,642)
Proceeds from the sales or maturities of available-for-sale securities	77,712	94,260
Purchase of non-marketable equity investment	(800)	(950)
Capital distribution of non-marketable securities	902	—
Purchase of technology rights	—	(250)
Net cash used in investing activities	(27,214)	(56,851)

Cash flows from financing activities:
Issuance of common stock through the Company’s stock option plans	12,227	5,728
Net cash provided by financing activities	12,227	5,728
Effect of exchange rate changes on cash and cash equivalents	304	83
Net increase (decrease) in cash and cash equivalents	4,673	(33,749)
Cash and cash equivalents at beginning of period	119,063	100,236
Cash and cash equivalents at end of period	$123,736	$66,487

See accompanying notes.

AFFYMETRIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007
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

The Company derives the majority of its revenue from product sales of GeneChip® probe arrays, reagents, and related instrumentation that may be sold individually or combined with any of the product or product related revenue items listed below. When a sale combines multiple elements, the Company accounts for multiple element arrangements under Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”).

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

Transactions with Distributors

The Company recognizes revenue on sales to distributors in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable, and collectibility is reasonably assured. The Company’s agreements with distributors do not include rights of return.

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

The following table sets forth a reconciliation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Numerator:
Net income (loss) — basic	$2,580	$(14,155)	$(183)	$(22,384)
Add effect of dilutive securities:
Interest on convertible notes (inclusive of amortization of debt issuance costs)	415	—	—	—
Net income (loss) — diluted	$2,995	$(14,155)	$(183)	$(22,384)
Denominator:
Weighted-average shares outstanding	68,935	67,498	68,607	67,430
Less: weighted-average shares of common stock subject to repurchase	(579)	(250)	(437)	(110)
Shares used in computing basic net income (loss) per common share	68,356	67,248	68,170	67,320
Add effect of dilutive securities:
Employee stock options	327	—	—	—
Common stock subject to repurchase	42	—	—	—
Shares used in computing diluted net income (loss) per common share	68,725	67,248	68,170	67,320
Basic net income (loss) per common share	$0.04	$(0.21)	$(0.00)	$(0.33)
Diluted net income (loss) per common share	$0.04	$(0.21)	$(0.00)	$(0.33)

The following securities were excluded from the computation of diluted net income (loss) per common share, on an actual outstanding basis, as they were anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Employee stock options	3,876	6,878	5,479	6,878
Common stock subject to repurchase	96	250	577	110
Convertible notes	3,870	3,870	3,870	3,870

Total	7,842	10,998	9,926	10,858

Restructuring

Commencing in the third quarter of fiscal 2006, the Company engaged in, and may continue to engage in, restructuring actions, which require management to utilize significant estimates related to expenses for severance and other employee separation costs, lease cancellations, realizable values of assets that may become duplicative or obsolete, and other exit costs. If the actual amounts differ from the Company’s estimates, the amount of the restructuring charges could be materially impacted. For a full description of the Company’s restructuring actions, see Note 3.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 does not require any new fair value measurement and the Company is currently evaluating the impact, if any, of SFAS 157 on its financial position, results of operations and cash flows. SFAS 157 requires prospective application for fiscal year ending December 31, 2008.

NOTE 2—STOCK-BASED COMPENSATION

Stock-Based Compensation Plans

The Company has a stock-based compensation program that provides the Board of Directors broad discretion in creating equity incentives for employees, officers, directors and consultants. This program includes incentive and non-qualified stock options, non-vested stock awards (also known as restricted stock), and restricted stock units granted under various stock plans. Stock options are generally time-based, vesting 25% on each annual anniversary of the grant date over four years and expire 7 to 10 years from the grant date. Non-vested stock awards are generally time-based, vesting 25% on each annual anniversary of the grant date over four years. As of September 30, 2007, the Company had approximately 1.4 million shares of common stock reserved for future issuance under its stock-based compensation plans. New shares are issued as a result of stock option exercises and non-vested restricted stock awards.

The total stock-based compensation expense, before taxes, associated with the Company’s stock-based employee compensation plans was $3.3 million and $11.2 million for the three months ended September 30, 2007 and 2006, respectively, and $7.9 million and $20.1 million for the nine months ended September 30, 2007 and 2006, respectively.

The Company allocated stock-based compensation expense under SFAS No. 123R, Share-Based Payment, (“SFAS 123R”) as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Costs of product sales	$229	$408	$775	$1,126
Research and development	417	934	1,578	3,038
Selling, general and administrative	2,306	2,290	5,208	8,350
Restructuring	340	7,544	340	7,544
Total stock-based compensation expense	$3,292	$11,176	$7,901	$20,058
Income tax effect	(635)	(1,596)	(2,095)	(3,326)
Total stock-based compensation expense, net of tax	$2,657	$9,580	$5,806	$16,732

As of September 30, 2007, $26.8 million of total unrecognized stock-based compensation expense related to non-vested awards is expected to be recognized on a straight line basis over the respective vesting terms of each award through June 2011. The weighted average term of the unrecognized stock-based compensation expense is 2.3 years.

Stock Options

The fair value of options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Risk free interest rate	4.2%	4.5%	4.2%	5.0%
Expected dividend yield	—%	—%	—%	—%
Expected volatility	42.0%	39.4%	42.0%	39.4%
Expected option term (in years)	4.5	4.5	4.5	4.5

The risk free interest rate for periods within the contractual life of the Company’s stock options is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term is derived from an analysis of the Company’s historical exercise trends over ten years. The expected volatility for the three and nine months ended September 30, 2007 and 2006 is based on a blend of historical and market-based implied volatility. Using the assumptions above, the weighted average grant date fair value per share of options granted during the three months ended September 30, 2007 and 2006 was $9.90 and $8.12, respectively, and for the nine months ended September 30, 2007 and 2006 was $9.90 and $11.77, respectively.

Activity under the Company’s stock plans for the nine months ended September 30, 2007 is as follows (in thousands, except per share amounts):

	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in Years)
Outstanding at December 31, 2006	6,466	$31.42
Grants	650	$25.80
Exercises	(673)	$19.00
Forfeitures, cancellations or expirations	(964)	$37.43

Outstanding at September 30, 2007	5,479	$31.22	3.72	$6,842

Vested and expected to vest at September 30, 2007	5,116	$31.29	3.59	$6,309

Exercisable at September 30, 2007	3,814	$31.75	2.89	$5,621

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of its third quarter of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2007. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised is $0.3 million and $0.6 million for the three months ended September 30, 2007 and 2006, respectively, and $5.3 million and $4.7 million for the nine months ended September 30, 2007 and 2006, respectively.

Restricted Stock

The following table summarizes the Company’s non-vested restricted stock activity for the nine months ended September 30, 2007 (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested stock at December 31, 2006	247	$30.81
Granted	508	$26.02
Vested	(75)	$25.30
Forfeited	(117)	$33.44
Non-vested stock at September 30, 2007	563	$26.64

Total fair value of shares vested is approximately $1.9 million and $1.7 million for the nine months ended September 30, 2007 and 2006, respectively.

NOTE 3—RESTRUCTURING

2006 Restructuring Plan

In the third quarter of 2006, the Company initiated a restructuring plan (“the 2006 Plan”) to better align certain of its expenses with the Company’s current business outlook. The Company’s primary focus of the 2006 Plan was in the general and administrative functions and included rationalizing its facilities. In August 2006, the Company terminated certain employees in the general and administrative functions. Additionally, in September 2006, the Company announced its plan to close its Bedford, Massachusetts based instrumentation manufacturing and development facility. In the second quarter of 2007, the Company began to consolidate the Bedford facility’s instrument manufacturing  operations with its probe array manufacturing facility located in West Sacramento, California. The Company also began to consolidate its instrumentation development capabilities with its principal research and development facilities located in Santa Clara, California. These consolidations, along with the implementation of the workforce severance and relocation elements of the Bedford facility closure, were materially completed during the third quarter of fiscal 2007. As a final element of the 2006 Plan, the Company terminated certain employees in the sales, marketing and research and development functions in Santa Clara, California during January 2007.

The Company estimates that the total restructuring expenses to be incurred in connection with the 2006 Plan will be approximately $26 million. Of this total, the Company estimates that approximately $21 million relates to employee severance and relocation benefits, approximately $3 million relates to contract termination costs associated with vacating the leased Bedford facility, which began to be recognized when the facility ceased to be used during the third quarter of 2007, and approximately $2 million relates to other restructuring costs such as fixed asset write down and equipment and inventory relocation costs. The Company has incurred non-employee related restructuring expenses beginning in 2007 and expects these expenses to continue into fiscal 2008. Total cash outlays incurred in connection with these restructuring activities are estimated to be approximately $17 million. In accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), the costs relating to employee severance and relocation are being accrued over the remaining service periods of the employees.

During the third quarter of 2007, the Company recognized approximately $3.8 million of expense related to the 2006 Plan which was presented as a component of the line item labeled “Restructuring charges” in the Company’s Statement of Operations, of which approximately $0.5 million related to employee termination benefit costs and approximately $3.3 million related to facility exit costs. The Company has incurred restructuring charges of approximately $13.5 million in fiscal 2006 and $11.0 million in the first nine months of 2007.

The following table summarizes the accrual balances and utilization by cost type for the 2006 Plan (in thousands):

	Employee severance and relocation benefits	Facility exit, lease termination costs and other	Total

Balance as of September 30, 2006	923	—	923
Restructuring charges accrued	3,489	—	3,489
Cash payments	(282)	—	(282)
Balance as of December 31, 2006	4,130	—	4,130
Restructuring charges accrued	4,804	567	5,371
Cash payments	(4,153)	(480)	(4,633)
Balance as of March 31, 2007	4,781	87	4,868
Restructuring charges accrued	1,502	269	1,771
Cash payments	(3,527)	(272)	(3,799)
Non-cash settlement	—	(84)	(84)
Balance as of June 30, 2007	2,756	—	2,756
Restructuring charges accrued	479	3,299	3,778
Cash payments	(2,094)	(306)	(2,400)
Non-cash settlement	—	(894)	(894)
Balance as of September 30, 2007	$1,141	$2,099	$3,240

2007 Restructuring Plan

In July 2007, the Company announced that it will be consolidating an administrative facility located in Sunnyvale, California into its main campus in Santa Clara, California during the fourth quarter of 2007 (the “2007 Plan”). Additionally, in August 2007, the Company terminated certain employees in the research and development and selling, general and administrative functions. The Company estimates that the total restructuring expenses to be incurred in connection with the 2007 Plan will be approximately $4 million. Of this total, the Company estimates that approximately $2 million relates to employee severance, approximately $2 million relates to contract termination and other costs associated with vacating the leased Kifer facility, which will begin to be recognized when the facility is vacated, which is expected to be during the fourth quarter of 2007. The estimated cash outlays to be incurred in connection with these restructuring activities are estimated to be approximately $4 million. In accordance with SFAS 146, the costs relating to employee severance and relocation are being accrued over the remaining service periods of the employees.

During the third quarter and for the first nine months of 2007, the Company recognized approximately $1.9 million of expense related to employee termination benefits associated with the 2007 Plan, which was presented as a component of the line item labeled “Restructuring charges” in the Company’s Statement of Operations.

The following table summarizes the accrual balances and utilization by cost type for the 2007 Plan (in thousands):

	Employee severance and relocation benefits	Facility exit, lease termination costs and other	Total

Balance as of June 30, 2007	$—	$—	$—
Restructuring charges accrued	1,959	—	1,959
Cash payments	(794)	—	(794)
Non-cash settlement	(225)	—	(225)
Balance as of September 30, 2007	$940	$—	$940

The Company has incurred total restructuring charges for both the 2006 Plan and the 2007 Plan of approximately $5.7 million in the third quarter of 2007 and $12.9 million in the first nine months of 2007.

NOTE 4—INVENTORIES

Inventories consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Raw materials	$21,594	$21,612
Work-in-process	11,531	13,127
Finished goods	15,483	11,767
Total	$48,608	$46,506

NOTE 5—ACQUIRED TECHNOLOGY RIGHTS

Acquired technology rights are comprised of licenses to technology covered by patents acquired from third parties and are amortized over the expected useful life of the underlying patents, which range from one to fifteen years. Accumulated amortization of these rights amounted to $36.9 million and $30.2 million at September 30, 2007 and December 31, 2006, respectively.

The expected future annual amortization expense of the Company’s acquired technology rights and other intangible assets is as follows (in thousands):

For the Year Ending December 31,	Amortization Expense
2007, remainder thereof	$2,082
2008	8,314
2009	7,446
2010	6,676
2011	6,280
Thereafter	18,083
Total expected future annual amortization	$48,881

NOTE 6—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Accounts payable	$14,903	$23,248
Accrued compensation and related liabilities	24,242	19,050
Accrued taxes	2,909	6,362
Accrued legal	1,415	2,426
Accrued warranties	3,325	6,801
Other	5,271	5,006
Total	$52,065	$62,893

NOTE 7—COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net income (loss)	$2,580	$(14,155)	$(183)	$(22,384)
Foreign currency translation adjustment	243	(26)	303	83
Unrealized (loss) gain on debt securities	(996)	(436)	1,488	(111)
Unrealized gain (loss) on hedging contracts	—	356	—	(248)
Comprehensive income (loss)	$1,827	$(14,261)	$1,608	$(22,660)

NOTE 8—RELATED PARTY TRANSACTIONS

Perlegen Sciences, Inc.

As of September 30, 2007, the Company, and certain of its affiliates, including the Company’s chief executive officer and members of the board of directors, held approximately 22% ownership interest in Perlegen Sciences, Inc. (“Perlegen”), a privately-held biotechnology company. In addition, two members of Perlegen’s board of directors are also members of the Company’s board of directors.

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

NOTE 9—COMMITMENTS AND CONTINGENCIES

Product Warranty Commitment

The Company provides for anticipated warranty costs at the time the associated revenue is recognized. Product warranty costs are estimated based upon the Company’s historical experience and the warranty period. The Company periodically reviews the adequacy of its warranty reserve, and adjusts, if necessary, the warranty percentage and accrual based on actual experience and estimated costs to be incurred. Since the beginning of 2007, the Company has noted that improvement in its internal quality control programs have resulted in an overall decline in product replacement claims. As a result, an adjustment decreasing the warranty reserve balance was made in the first quarter of 2007. Information regarding the changes in the Company’s product warranty liability for the nine months ended September 30, 2007, was as follows (in thousands):

Beginning balance at December 31, 2006	$6,801
New warranties issued	1,191
Repairs and replacements	(2,315)
Adjustments	(1,567)
Ending balance at March 31, 2007	4,110
New warranties issued	642
Repairs and replacements	(1,074)
Adjustments	—
Ending balance at June 30, 2007	$3,678
New warranties issued	773
Repairs and replacements	(1,127)
Adjustments	—
Ending balance at September 30, 2007	$3,324

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

Shareholder Derivative Lawsuits

In 2006, three shareholders of the Company filed purported derivative lawsuits on behalf of the Company, which lawsuits name the Company (as nominal defendant) and several of the Company’s current and former officers and directors, and allege that these officers and directors breached their fiduciary duties and breached other laws by participating in backdating stock options grants. Two of these lawsuits were filed in the United States District Court for the Northern District of California, one on August 30, 2006 and the other on September 13, 2006, and were subsequently consolidated. The third lawsuit was filed in the Superior Court of the State of California on October 20, 2006. The substance of the allegations in these cases is similar, and includes claims against the individual defendants for breach of fiduciary duties, unjust enrichment, and violations of federal securities laws, Generally Accepted Accounting Principles, Section 162(m) of the Internal Revenue Code, and certain state laws in each case in connection with the allegedly backdated options. The plaintiffs seek monetary and equitable relief on behalf of the Company, including damages and disgorgement from the individual defendants, changes in the Company’s corporate governance and internal control procedures, and an award of attorneys’ fees and costs. As previously disclosed in the Company’s Form 10-K/A’s for the year ended December 31, 2005, the Company’s decision to restate its consolidated financial statements was based on the results of an internal review of its historical stock option granting practices from January 1, 1997 through May 31, 2006 performed under the direction of the Audit Committee of the Board of Directors. The review did not find any pattern or practice of inappropriately identifying grant dates with hindsight in order to provide “discounted” or “in-the-money” grants. The Company does not believe that the claims in these derivative lawsuits have merit and the Company intends to vigorously defend the cases.

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

The total amount of unrecognized tax benefits as of January 1, 2007 is approximately $16 million before federal benefit on state taxes of approximately $2 million.  If recognized, the amount of unrecognized tax benefits that would impact income from continuing operations and the effective tax rate is $13 million.  Any changes to acquisition related unrecognized tax benefits of approximately $1 million will impact goodwill.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2007 and for the three and nine month periods ended September 30, 2007 and 2006 should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

We have established our GeneChip® system as the platform of choice for acquiring, analyzing and managing complex genetic information. Our integrated GeneChip® platform includes disposable DNA probe arrays (chips) consisting of gene sequences set out in an ordered, high density pattern; certain reagents for use with the probe arrays; a scanner and other instruments used to process the probe arrays; and software to analyze and manage genomic information obtained from the probe arrays. We currently sell our products directly to pharmaceutical, biotechnology, agrichemical, diagnostics and consumer products companies as well as academic research centers, government research laboratories, private foundation laboratories and clinical reference laboratories in North America and Europe. We also sell our products through life science supply specialists acting as authorized distributors in Latin America, India, the Middle East and Asia Pacific regions, including China. Although we have achieved profitability in the past and in the third quarter of 2007, we incurred a net loss for fiscal 2006 and for the first nine months  of 2007. The following overview describes a few of the key elements of our business strategy and our goals:

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

Improve operating efficiencies.   We intend to monitor our expenses closely to ensure our research and development and selling, general and administrative cost structures remain in line with our revenue growth. Associated with this goal, we announced in July 2006 our intent to restructure our general and administrative cost structure, including rationalizing our facilities requirements in order to bring our operating expenses in line with our current business requirements. We began those efforts and have incurred restructuring charges of approximately $13.5 million in fiscal 2006 and $12.9 million in the first nine months of fiscal 2007. We expect to incur total charges in 2007 of approximately $15 million related to this restructuring. In July 2007, we announced an additional administrative facility consolidation. As a result of these restructuring efforts and through active cost management, we have decreased expenses in our general and administrative and research and development areas in 2007. Also, as a result of our increased manufacturing capacity and changes in product mix, we may make additional changes to our cost structure in the future.

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

SFAS 123R requires that employee stock-based compensation costs be recognized over the requisite service period, or the vesting period, in a manner similar to all other forms of compensation paid to employees. Accordingly, in the first nine months of 2007, we recognized employee stock-based compensation of approximately $0.8 million in cost of product sales, approximately $1.6 million in research and development expense and approximately $5.2 million in selling, general and administrative expenses. We adopted SFAS 123R on a modified prospective basis. As of September 30, 2007, approximately $26.8 million of total unrecognized stock-based compensation expense related to non-vested awards is expected to be to be recognized over the respective vesting terms of each award through June 2011. The weighted average term of the unrecognized stock-based compensation expense is 2.3 years.

During the nine months ended September 30, 2006 under SFAS 123R we recognized employee stock-based compensation of $1.1 million in cost of product sales, $3.0 million in research and development expense and $8.4 million in sales, general and administrative expenses, which includes approximately $1.1 million related to the modification of an executive officer’s stock option grant to increase the associated exercise period.

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

Results of Operations

The following discussion compares the historical results of operations for the three and nine months ended September 30, 2007 and 2006, respectively.

Product Sales

The components of product sales are as follows (in thousands, except percentage amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Probe arrays	$42,868	$37,422	$5,446	15%	$119,607	$120,790	(1,183)	(1)%
Reagents	15,841	10,166	5,675	56%	43,619	30,247	13,372	44%
Instruments	10,664	8,551	2,113	25%	27,940	32,117	(4,177)	(13)%
Total product sales	$69,373	$56,139	$13,234	24%	$191,166	$183,154	8,012	4%

Probe array sales increased in the third quarter of 2007 due to an increase of $9.0 million primarily due to growth in genotyping unit sales. This growth was partially offset by a decrease of $3.6 million in revenue related to a reduction in the average selling price of our probe arrays. Reagent sales grew due to an increase of $3.2 million related to growth in unit sales and an additional $2.5 million because of an increase in the average selling price. Instrument sales grew due to an increase of $2.3 million related to growth in unit sales.

Probe array sales decreased in the first nine months of 2007 due to a decline of $15.4 million related to a reduction in the average selling price of our probe arrays. This decrease was partially offset by an increase of $14.3 million primarily due to growth in genotyping unit sales. Reagent sales grew primarily due to an increase of $9.8 million related to an increase in unit sales and an additional $3.6 million because of an increase in average selling price. Instrument sales decreased primarily due to a decline of $5.8 million because of a drop in the average selling price of our GeneChip® Scanner 3000. This decrease was partially offset by an increase of $1.7 million primarily due to growth in unit sales.

Product Related Revenue

The components of product related revenue are as follows (in thousands, except percentage amounts):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2007	2006	$	Change	% Change	2007	2006	$ Change	% Change
Subscription fees	$961	$1,868		$(907)	(49)%	$2,967	$5,576	$(2,609)	(47)%
Service and other	11,135	12,445	(1,310)		(11)%	32,524	29,270	3,254	11%
License fees and milestone revenue	3,662	3,658	4		0%	10,962	10,775	187	2%
Total product related revenue	$15,758	$17,971		$(2,213)	(12)%	$46,453	$45,621	$832	2%

Service and other revenue increased in the third quarter of 2007 and the first nine months of 2007 primarily due to growth of $1.5 million and $1.9 million, respectively, in revenue related to our genotyping services business and $0.3 million and $1.0 million in field services, respectively. These increases were partially offset by declines in subscription fees earned under our GeneChip® array access programs as we continue to transition customers to volume-based pricing on array sales.

In January 2003, under the terms of an expanded collaborative agreement, Roche paid us an access fee of $70 million, which we are recognizing as a component of product related revenue in license fees over the estimated research and development period of approximately five years. The amortization of the remaining $3.6 million of deferred revenue related to this access fee is expected to be completed in the fourth quarter of  2007.

Royalties and Other Revenue (in thousands, except percentage amounts)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Royalties and other revenue	$9,500	$5,969	$3,531	59%	$14,653	$10,263	$4,390	43%

Royalties and other revenue increased for the third quarter of 2007 and in the first nine months of 2007 primarily due to the recognition of $7.5 million in  license fees related to a change in control provision. In the third quarter of 2006, the Company recognized $4.5 million related to a license agreement with no continuing performance obligations .

Revenue from Perlegen Sciences (in thousands, except percentage amounts)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Revenue from Perlegen Sciences	$355	$4,593	$(4,238)	(92)%	$11,456	$12,091	$(635)	(5)%

Perlegen revenue decreased for the third quarter of 2007 primarily due to decreased demand by Perlegen for our commercial products.

Perlegen revenue decreased for the first nine months of 2007 primarily due to a decrease of $1.5 million related to decreased demand for wafers used by Perlegen for internal research and development and a decrease of $1.0 million in royalties. These decreases were partially offset by a $1.9 million increase due to increased demand by Perlegen for our commercial probe arrays.

Product and Product Related Gross Margins (in thousands, except percentage/point amounts)

	Three Months Ended September 30,		Dollar / Point Change From	Nine Months Ended September 30,		Dollar / Point Change From
	2007	2006	2006	2007	2006	2006

Total gross margin on product sales	$41,291	$32,521	$8,770	$119,530	$120,816	$(1,286)
Total gross margin on product related revenue	8,414	9,112	(698)	21,808	22,909	(1,101)

Total gross margin on product and product related revenue	$49,705	$41,633	$8,072	$141,338	$143,725	$(2,387)

Product gross margin as a percentage of product sales	59.5%	57.9%	1.6	62.5%	66.0%	(3.4)

Product related gross margin as a percentage of product related revenue	53.4%	50.7%	2.7	46.9%	50.2%	(3.3)

The 1.6 point increase in product gross margin in the third quarter of 2007 is primarily due to the following factors: 8.0 points of the increase is attributable to an increase in product gross margins due to lower chip manufacturing costs and better factory utilization and  4.5 points of the increase is attributable to an increase in the average selling price of our reagents. These increases were partially offset by 6.4 points related to a decrease in the average selling price of our probe arrays and a 4.1 point decrease in product gross margin due to higher reagent manufacturing costs.

The 3.4 point decrease in product gross margin in the first nine months of 2007 is primarily due to the following factors:  8.4 points of the decrease is attributable to a decline in the average selling price of our probe arrays; 3.2 points of the decrease is attributable to a decline in the average selling price of our instrumentation products; and 2.7 points of the decrease is attributable to higher costs of production for reagents. These decreases were partially offset by a 4.7 point increase in product gross margins due to higher factory utilization as we produced and sold more probe arrays; a 4.2 point impact for increased sales volume primarily associated with DNA chips; and a 2.0 point increase in  the average selling price of our reagents.

The 2.7 point increases in product related gross margin for the third quarter of 2007 is primarily due to the following factors: a 5.4 point increase due to a mix shift to higher margin items and a 5.0 point increase due to lower costs in services. These increases were partially offset by a 7.9 point decrease attributable to lower pricing of strategic WGA services.

The 3.3 point decrease in product related gross margins in the first nine months of 2007 is primarily due to a mix shift in our product mix as our genotyping services business grew as a percentage of total product related sales. In addition, sales of our GeneChip® array access agreements declined as we continued to transition customers to volume-based discounting on product sales.

Cost of Perlegen Revenues (in thousands, except percentage amounts)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	$ Change	% Change	2007	2006	$ Change	$	Change
Cost of revenue from Perlegen Sciences	$166	$1,646	$(1,480)	(90)%	$4,494	$4,304	$190	4%

Cost of Perlegen revenue decreased for the third quarter of 2007 primarily due to decreased demand by Perlegen for our commercial products.

Research and Development Expenses (in thousands, except percentage amounts)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Research and development	$16,489	$21,639	$(5,150)	(24)%	$55,143	$66,737	$(11,594)	(17)%

The decrease in research and development expenses in the third quarter of 2007 was primarily due to a $1.8 million decrease in total compensation and benefits due to reduction in headcount, a $1.5 million reduction of spending on supplies through cost cutting measures and a decrease in stock-based compensation expense of $0.5 million.

The decrease in research and development expenses in the first nine months of 2007 was primarily due to a $4.4 million reduction of spending on supplies and co-development expenses as we concluded certain co-development activities and began to focus our research and development efforts on fewer more strategic programs that will enable the development of next generation products in our key genetic analysis markets as well as overall cost cutting measures. Additionally, employee related expenses decreased $3.5 million following a corporate restructuring plan implemented in the third quarter of 2007. Lastly, stock-based compensation expense decreased $1.5 million.

While our research and development costs have declined in the near term, we believe a substantial investment in research and development is essential to a long-term sustainable competitive advantage and critical to expansion into additional markets.

Selling, General and Administrative Expenses (in thousands, except percentage amounts)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Selling, general and administrative	$33,300	$35,865	$(2,565)	(7)%	102,800	$114,107	$(11,307)	(10)%

The decrease in selling, general and administrative expenses in the third quarter of 2007 was primarily due to $2.7 million of lower legal expenses. The decrease for the first nine months of 2007 was primarily due to $5.3 million of lower legal expenses, $3.1 million of lower stock-based compensation expense and $1.7 million of lower employee related costs. We expect legal costs to vary substantially depending on the intensity of legal activity, such as patent litigation.

Restructuring charges (in thousands, except percentage amounts)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Restructuring charges	$5,737	$10,008	$(4,271)	(43)%	$12,879	$10,008	$2,871	29%

2006 Restructuring Plan

In the third quarter of 2006, we initiated a restructuring plan (“the 2006 Plan”) to better align certain of our expenses with our current business outlook. Our primary focus of the 2006 Plan was in the general and administrative functions and included rationalizing our facilities. In August 2006, we terminated certain employees in the general and administrative functions. Additionally, in September 2006, we announced our plan to close our Bedford, Massachusetts based instrumentation manufacturing and development facility. In the second quarter of 2007, we began to consolidate the Bedford facility’s instrument manufacturing  operations with our probe array manufacturing facility located in West Sacramento, California. We also began to consolidate our instrumentation development capabilities with our principal research and development facilities located in Santa Clara, California. These consolidations, along with the implementation of the workforce severance and relocation elements of the Bedford facility closure, were materially completed during the third quarter of fiscal 2007. As a final element of our 2006 Plan, we terminated certain employees in the sales, marketing and research and development functions in Santa Clara, California during January 2007.

We estimate that the total restructuring expenses to be incurred in connection with the 2006 Plan will be approximately $26 million. Of this total, we estimate that approximately $21 million relates to employee severance and relocation benefits, approximately $3 million relates to contract termination costs associated with vacating the leased Bedford facility, which began to be recognized when the facility ceased to be used during the third quarter of 2007, and approximately $2 million relates to other restructuring costs such as fixed asset write down and equipment and inventory relocation costs. We have also incurred non-employee related restructuring expenses beginning in 2007 and expect these expenses to continue into fiscal 2008. Total cash outlays incurred in connection with these restructuring activities are estimated to be approximately $17 million. In accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), the costs relating to employee severance and relocation are being accrued over the remaining service periods of the employees.

During the third quarter of 2007, we recognized approximately $3.8 million of expense related to the 2006 Plan which was presented as a component of the line item labeled “Restructuring charges” in our Statement of Operations, of which approximately $0.5 million related to employee termination benefit costs and approximately $3.3 million related to facility exit costs. We have incurred restructuring charges of approximately $13.5 million in fiscal 2006 and $11.0 million in the first nine months of 2007.

2007 Restructuring Plan

In July 2007, we announced that we will be consolidating an administrative facility located in Sunnyvale, California into our main campus in Santa Clara, California during the fourth quarter of 2007 (the “2007 Plan”). Additionally, in August 2007, we terminated certain employees in the research and development and selling, general and administrative functions. We estimate that the total restructuring expenses to be incurred in connection with the 2007 Plan will be approximately $4 million. Of this total, we estimate that approximately $2 million relates to employee severance and approximately $2 million relates to contract termination and other costs associated with vacating the leased Kifer facility, which will begin to be recognized when the facility is vacated, which is expected to happen during the fourth quarter of 2007. The estimated cash outlays to be incurred in connection with these restructuring activities are estimated to be approximately $4 million. In accordance with SFAS, the costs relating to employee severance and relocation are being accrued over the remaining service periods of the employees.

During the third quarter and for the first nine months of 2007, we recognized approximately $1.9 million of expense related to employee termination benefits associated with the 2007 Plan, which was presented as a component of the line item labeled “Restructuring charges” in our Statement of Operations.

We have incurred total restructuring charges for both the 2006 Plan and the 2007 Plan of approximately $5.7 million in the third quarter of 2007 and $12.9 million in the first nine months of 2007.

Interest Income and Other, Net (in thousands, except percentage amounts)

The components of interest income and other, net, are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Interest income	$3,146	$2,831	$315	11%	$8,988	$8,666	$322	4%
Write down of equity investment	(3,050)	(57)	(2,993)	(5,251)%	(3,249)	(165)	(3,084)	(1,869)%
Currency gains, net	348	251	97	39%	527	2,593	(2,066)	(80)%
Other	(153)	(83)	(70)	84%	2,116	(145)	2,261	(1,559)%
Interest income and other, net	$291	$2,942	$(2,651)	(90)%	$8,382	$10,949	$(2,567)	(23)%

Interest income and other, net decreased for the third quarter of 2007 and in the first nine months of 2007 primarily due to a loss of $3.0 million on the write down related to a non-marketable investment.

Income Tax (Provision) Benefit (in thousands, except percentage amounts)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change

Income tax (provision) benefit	$(1,162)	$216	$1,378	638%	$550	$(3,082)	$(3,632)	(118)%

The provision for income tax increased approximately $1.4 million in the third quarter of 2007 and decreased approximately $3.6 million in the first nine months of 2007, respectively.  The increase and decrease were due to the timing of our profitability and changes in the geographic mix of our levels of profitability.  The provision for income tax for fiscal 2007 differs from the amount computed by applying the federal statutory rate of 35% due to various factors, including the tax impact of non-U.S. operations, non-deductible stock option compensation expense recorded under SFAS 123R, state taxes and research and development credits.  We believe realization of our deferred tax assets as of September 30, 2007 is more likely than not based upon future taxable earnings.  An additional valuation allowance against deferred tax assets may be necessary if it is more likely than not that all or a portion of the deferred tax assets will not be realized.

Liquidity and Capital Resources

Cashflow (in thousands)

	Nine Months Ended September 30,
	2007	2006
Net cash provided by operating activities	$19,356	$17,291
Net cash used in investing activities	(27,214)	(56,851)
Net cash provided by financing activities	12,227	5,728
Effect of foreign currency translation on cash and cash equivalents	304	83

Net increase (decrease) in cash and cash equivalents	$4,673	$(33,749)

Net Cash (Used in) Provided by Operating Activities

Cash provided by operating activities is net loss adjusted for certain non-cash items and changes in operating assets and liabilities. Cash provided by operating activities in the first nine months of 2007 was comprised of a net loss of $0.2 million, primarily offset by non-cash charges of depreciation and amortization of $23.7 million, stock-based compensation expense of $7.9 million and write down of equity investments of $3.2 million. Significant changes in assets and liabilities were as follows:

Our total accounts receivable, including Perlegen, was $68.5 million at September 30, 2007, a decrease of $9.3 million from December 31, 2006. The decrease is primarily due to an increased focus on collections of our European accounts receivable.

Our inventory balance was $48.6 million at September 30, 2007, an increase of $2.1 million from December 31, 2006. The increase is primarily due to the buildup of consumables in advance of anticipated demand as well as a buildup of instruments inventory as we transitioned instrument production from our Bedford, Massachusetts facility to our Sacramento, California facility.

Our accounts payable and accrued liabilities balance was $52.1 million at September 30, 2007, a decrease of $10.9 million from December 31, 2006. The decrease was primarily due to the payment of accounts payable related to our manufacturing expansion in Sacramento, California and capital costs on our new manufacturing facility in Singapore.

Additionally, we used approximately $5.6 million in prepaid expenses and other current assets.

Net Cash Used in Investing Activities

Our investing activities, other than purchases, sales and maturities of available-for-sale securities, primarily consist of capital expenditures and strategic investments. Cash used for capital expenditures was $23.0 million in the nine months ended September 30 2007 compared to $64.3 million in the same period in 2006. Our capital expenditures in the current period are primarily related to the final phase of our manufacturing expansion in Sacramento, California, as well as costs incurred to upgrade our enterprise resource planning system.

Net Cash Provided by Financing Activities

Our financing activities consist of stock option exercise activity under our employee stock plan. Cash provided by the issuance of stock under our employee stock plan was $12.2 million and $5.7 million in the nine month periods ended September 30, 2007 and 2006, respectively.

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

At September 30, 2007, we had no open hedging contracts.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in “Item 1. Condensed Consolidated Financial Statements — Note 9. Commitments and Contingencies” to the interim condensed consolidated financial statements, and is incorporated by reference herein.

ITEM 1A. RISK FACTORS

In evaluating our business, you should carefully consider the following risks, as well as the other information contained in this quarterly report on Form 10-Q. If any of the following risks actually occurs, our business could be harmed.

We may not maintain profitability.

We incurred losses each year from our inception through the year ended December 31, 2003 and have incurred a loss for the year ended December 31, 2006 and for the nine months ended September 30, 2007. As a result, we had an accumulated deficit of approximately $121.2 million at September 30, 2007. We expect to continue experiencing fluctuations in our operating results and cannot assure sustained profitability. Our losses have resulted principally from costs incurred in research and development, manufacturing and from selling, general and administrative costs associated with our operations.

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

If demand for our products is reduced, our manufacturing capacity could be under-utilized, and we may be required to record an impairment on our long-lived assets, including facilities and equipment, which would increase our expenses. In addition, factory planning decisions may shorten the useful lives of long-lived assets, including facilities and equipment, and cause us to accelerate depreciation. These changes in demand for our products, and changes in our customers’ product needs, could have a variety of negative effects on our competitive position and our financial results, and, in certain cases, may reduce our revenue, increase our costs, lower our gross margin percentage or require us to recognize impairments of our assets. In addition, if demand for our products is reduced or we fail to accurately forecast demand, we could be required to write down inventory, which would have a negative impact on our gross margin.

We may lose customers or experience lost sales if we are unable to manufacture or experience delays in the manufacture of our products, or if we are unable to ensure their proper performance and quality.

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

We compete in markets that are new, intensely competitive, highly fragmented and rapidly changing, and many of our current and potential competitors have significantly greater financial, technical, marketing and other resources than we do. In addition, many current and potential competitors have greater name recognition, more extensive customer bases and access to proprietary genetic content. The continued success of our GeneChip® products will depend on our ability to produce products with smaller feature sizes, our ability to dice the wafer, and create greater information capacity at our current or lower costs. The successful development, manufacture and introduction of our new products is a complicated process and depends on our ability to manufacture enough products in sufficient quantity and at acceptable cost in order to meet customer demand. If we fail to keep pace with emerging technologies or are unable to develop, manufacture and introduce new products, including the development of new assay protocols and training our customers, we will become less competitive, our pricing and margins will decline and our business will suffer.

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

We may not realize the expected benefits of our initiatives to reduce costs across our operations.

We are pursing and may continue to pursue a number of initiatives to reduce costs across our operations. These initiatives include workforce reductions in certain areas and the rationalization of our facilities. In 2006, we announced our plan to consolidate our Bedford, Massachusetts based instrumentation manufacturing and development facility with our manufacturing facility in West Sacramento, California. Implementation of the workforce severance and relocation elements of the Bedford facility closure will continue through the rest of fiscal 2007. In 2007, we implemented workforce reductions in certain areas in Santa Clara, California. We anticipate that we will incur some level of restructuring charges through the end of 2008 as we continue to implement these initiatives.

We may not realize the expected benefits of our current and future initiatives to reduce costs. As a result of these initiatives, we expect to incur restructuring or other charges and we may experience disruptions in our operations, a loss of key personnel and difficulties in delivering products in a timely manner.

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

The markets for our products are characterized by rapidly changing technology, evolving industry standards, changes in customer needs, emerging competition, new product introductions and strong price competition. We expect to face increased competition in the future as existing companies develop new or improved products and as new companies enter the market with new technologies.

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

Changes in accounting pronouncements may impact our future financial position and results of operations.

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

Additionally, in September 2007, the FASB exposed for comment a proposed FASB Staff Position (FSP) No. APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (including partial cash settlement) (“FSP APB14-a”). This proposed FSP would change the accounting for certain convertible debt instruments. Under the proposed new rules, for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity should separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the proposed new rules is that the equity component would be included in the paid-in-capital portion of stockholders’ equity on our balance sheet and the value of the equity component would be treated as an original issue discount for purposes of accounting for the debt component.  As currently proposed, FSP APB 14-a will be effective for financial statements issued for fiscal years beginning after December 15, 2007, and will be applied retrospectively to all periods presented. If adopted as proposed, these changes would be reflected in our financial statements beginning with the first quarter of 2008. We are currently evaluating the impact of the proposed change on our financial statements. We believe that the change, if adopted as proposed, would reduce the carrying value of our convertible debt and increase our non-cash interest expense.

Our effective tax rate may vary significantly.

Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions. Significant estimates and judgments are required in determining our worldwide provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations. The ultimate amount of our tax liability may be uncertain as a result.

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

Maintaining a strong patent position is critical to our business. Litigation on these matters has been prevalent in our industry and we expect that this will continue. Patent law relating to the scope of claims in the technology fields in which we operate is still evolving and the extent of future protection is highly uncertain, so we cannot assure you that the patent rights that we have or may obtain will be valuable. Others have filed, and in the future are likely to file, patent applications that are similar or identical to ours or those of our licensors. To determine the priority of inventions, we will have to participate in interference proceedings declared by the United States Patent and Trademark Office that could result in substantial costs in legal fees and could substantially affect the scope of our patent protection. We cannot assure you that any such patent applications will not have priority over our patent applications. Also, our intellectual property may be subject to significant administrative and litigation proceedings such as opposition proceedings against our patents in Europe, Japan and other jurisdictions. Because of the size and breadth of our patent portfolio we may or may not chose to pursue litigation or interferences against those that have infringed on our patents, or used them without authorization, due to the associated expense and time commitment of monitoring these activities.

If we fail to protect or to enforce our intellectual property rights successfully, our competitive position could suffer, which could harm our results of operations. Legal actions to enforce our patent rights can be expensive and may involve the diversion of significant management time. In addition, these legal actions could be unsuccessful and could also result in the invalidation of our patents or a finding that they are unenforceable. In addition, we have incurred and may in future periods incur substantial costs in litigation to defend against patent suits brought by third parties. For example, we currently are engaged in litigation regarding intellectual property rights with Enzo Life Sciences, Inc. For additional information concerning intellectual property litigation and administrative proceedings, see “Part II, Item 1, Legal Proceedings” of this Form 10-Q.

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

We believe that our success in penetrating our target markets depends in part on our ability to develop and maintain collaborative relationships with key companies as well as with key academic researchers. Currently, our significant collaborative partners include Qiagen GmBH for sample preparation and purification systems, Invitrogen Corporation for reagents, Ingenuity Systems, Inc. Partek Incorporated and PA Consulting, Inc. for analytical software. We collaborate with both Beckman Coulter Inc. and Caliper Life Sciences in the development of automation for GeneChip® technology applications for use in drug discovery, drug development and clinical research. Roche, bioMérieux, Veridex and Sysmex Corp. are collaborative partners in the development of chip products for medical diagnostic and applied testing markets. Relying on these or other collaborative relationships is risky to our future success because:

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

•       our collaborations may be unsuccessful; or

•       some of our agreements have expired and we may not be able to negotiate future collaborative arrangements on acceptable terms.

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

We have previously engaged in acquisitions, including our acquisition of ParAllele BioScience, Inc. in 2005, and from time to time in the ordinary course of business we evaluate and have discussions concerning potential future acquisitions of businesses, products or technologies that we believe to be complementary. While we have no current understandings, commitments or agreements to do so, we may determine to proceed with acquisition candidates that we are evaluating now or in the future. We may not be able to successfully integrate an acquired business into our existing business or an acquired product into our existing product offerings in a timely and non-disruptive manner, or at all, and we could fail to commercialize an acquired technology. Furthermore, an acquisition may not produce the revenues, cost savings, earnings or business synergies that we anticipate. Our due diligence process could fail to identify problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues with the associated intellectual property, product quality or accounting practices. Other challenges could include unanticipated incompatibility of corporate and administrative infrastructures, an inability to retain key employees, including key scientists, the diversion of management’s attention from ongoing business concerns, and the potential adverse reaction of customers or other business partners to an acquisition or resulting changes to the combined company’s product and services offerings. Pre-existing liabilities that we assume in connection with an acquisition could be materially larger than we anticipate. We may face litigation or other claims in connection with an acquisition, or we may inherit claims or litigation risk as a result of an acquisition. If a past or future acquisition fails to meet our expectations, we may need to recognize a goodwill impairment charge. The occurrence of any of the foregoing events or circumstances could have a material adverse effect on our business, financial condition and results of operations.

To the extent we issue a significant amount of equity securities in connection with future acquisitions, existing stockholders would be diluted. Our issuance of stock options to acquired company employees could cause our stock-based compensation charges to increase materially. Future acquisitions could involve our use of a material portion of our existing cash balance and could limit other potential uses of our cash. If we incur indebtedness in connection with future acquisitions, we may significantly increase our interest expense, leverage and debt service requirements.

The market price of our common stock has been volatile.

The market price of our common stock is volatile. To demonstrate this volatility, during the twelve-month period ending on September 30, 2007, the volume of our common stock traded on any given day ranged from 179,200 to 7,694,100 shares. Moreover, during that period, our common stock traded as low as $20.27 per share and as high as $31.95 per share.

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

Date: November 8, 2007

AFFYMETRIX, INC.

EXHIBIT INDEX

SEPTEMBER 30, 2007

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