Form 10-K
period 2007-12-31
AFFYMETRIX INC
filed 2008-02-29
CIK 913077

Use these links to rapidly review the document
TABLE OF CONTENTS
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO COMMISSION FILE NUMBER 0-28218

AFFYMETRIX, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	77-0319159 (IRS Employer Identification Number)
3420 CENTRAL EXPRESSWAY SANTA CLARA, CALIFORNIA (Address of principal executive offices)	95051 (Zip Code)
(408) 731-5000 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class Common Stock, $0.01 par value Preferred Stock Purchase Rights	Name of Each Exchange on Which Registered The Nasdaq Global Market The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:
None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common stock held by non-affiliates of the registrant at June 30, 2007, based on the closing price of such stock on the Nasdaq Global Market on such date, was approximately $1,700 million. The number of shares of the registrant's Common Stock, $0.01 par value, outstanding on February 20, 2008, was 69,330,154.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain sections of the Proxy Statement to be filed in connection with the 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated.

AFFYMETRIX, INC.

FORM 10-K
DECEMBER 31, 2007

PART I

ITEM 1.    BUSINESS

Forward-Looking Statements

        All statements in this Annual Report on Form 10-K that are not historical are "forward-looking statements" within the meaning of the federal securities laws, including statements regarding our "expectations," "beliefs," "hopes," "intentions," "strategies" or the like. Such statements are based on our current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. We caution investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the risk factors discussed in "Risk Factors" contained in Item 1A of this report and elsewhere in this report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

Narrative Description of Business

Overview

        We are engaged in the development, manufacture, sale and service of consumables and systems for genetic analysis in the life sciences and clinical healthcare markets and are recognized as a market leader in creating tools that are advancing our understanding of the molecular basis of life. The markets for our products currently include all aspects of molecular biology research in the life sciences, including basic human disease research, genetic analysis, pharmaceutical drug discovery and development, pharmacogenomics (research relating to how a person's genes affect the body's response to drug treatments), toxicogenomics (research relating to the measurement of gene expression as a predictor of toxicity) and molecular diagnostics. Our integrated GeneChip® microarray platform includes: disposable DNA probe arrays (chips) consisting of nucleic acid sequences set out in an ordered, high density pattern, certain reagents for use with the probe arrays, a scanner and other instruments used to process the probe arrays, and software to analyze and manage genomic or genetic information obtained from the probe arrays. Related microarray technology also offered by us includes licenses for fabricating, scanning, collecting and analyzing results from complementary technologies.

        Our business strategy is to capitalize on our leadership position in the DNA microarray field by marketing our GeneChip® technologies to customers based on two central applications: gene expression monitoring and DNA variation detection. Due to the novel, massively parallel approach to studying biological systems that GeneChip® technology enables, numerous discoveries across many disciplines have already been made, as evidenced by the over 11,000 peer-reviewed publications that have cited GeneChip® technology. The application of GeneChip® technologies for diagnosing and guiding treatment of disease is an emerging market opportunity that seeks to improve the effectiveness of health care by collecting information about DNA variation and RNA expression in patients at various times from screening and diagnosis through prognosis and throughout therapeutic monitoring. We currently sell our products directly to pharmaceutical, biotechnology, agrichemical, diagnostics and consumer products companies as well as academic research centers, government research laboratories, private foundation laboratories and clinical reference laboratories in North America and Europe. We also sell our products through life science supply specialists acting as authorized distributors in Latin America, India, the Middle East and Asia Pacific regions, including China.

        In March 1992, Affymetrix, Inc. was incorporated in California as a wholly-owned subsidiary of Affymax N.V. (Affymax) and we have continued our business and operations as Affymetrix. We completed our initial public offering in June 1996 and in September 1998 we reincorporated as a Delaware corporation. Our headquarters and principal research and development facilities are located in Santa Clara, California, and we maintain facilities in West Sacramento, California (probe array manufacturing), Sunnyvale, California (administration and array research and development), Emeryville, California (bioinformatics and software development), South San Francisco, California (manufacturing and research and development), Singapore (probe array manufacturing, administration, and sales), China (representative office), and have sales offices in the United Kingdom, Singapore, and Japan.

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

        Genes are segments of DNA that serve as information packets of the genome. In general, a gene's functional information is made available to a cell through the process of transcription or "gene expression," whereby the sequence is copied into an RNA molecule. Protein coding genes may span thousands to hundreds of thousands, or even millions, of nucleotide bases since the non-coding regions of a gene (called "introns") and the coding regions of a gene (called "exons") are usually distributed within neighboring genomic sequences that are not translated into proteins or used, or to the extent currently understood, as a functional part of the gene. The number of distinct protein coding genes in the human genome is estimated to be between 25,000 to 30,000. The number of functional non-coding sequences is the focus of current research interest. Though currently unknown, the number of functional non-coding sequences is estimated to be significantly larger than the number of protein coding genes in the human genome.

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

        We currently market products for two principal applications: monitoring of gene or exon expression levels and investigation of genetic variation (DNA analysis including single nucleotide polymorphism (SNP) genotype analysis and resequencing). Our GeneChip® expression monitoring arrays enable our customers to qualitatively and quantitatively measure gene or exon expression levels in a number of frequently studied organisms. Our catalog GeneChip® expression arrays are available for the study of human, rat, mouse and a broad range of other mammalian and model organisms. Human, mouse and rat exon analysis and gene analysis arrays are also available. Additionally, we market CustomExpress™ and, CustomSeq™ products, which enable our customers to design their own custom GeneChip® expression arrays or sequence arrays for organisms of interest to them. Our GeneChip® DNA analysis arrays and variant detection systems are available to enable researchers to perform high throughput polymorphism analysis and to carry out large scale resequencing (comparing the DNA sequence of multiple samples against a known reference sequence, e.g. the published human genome sequence). With its unique, parallel analysis capability, GeneChip® technology enables our customers to perform accurate and cost-effective genetic analysis, using minute amounts of sample DNA, in their own laboratories on a scale that was previously only possible in specialist high throughput centers.

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

        Together with our collaborative partners, we are focusing on the development and commercialization of diagnostic products in cancer, osteoporosis, cardiovascular, inflammatory, metabolic, infectious and other diseases, and believe that our GeneChip® assays will facilitate more efficient and effective disease detection, prognosis and treatment selection, leading to overall improved patient management. To further our clinical research and molecular diagnostics strategy, we have established partnerships and customer relationships with leading academic researchers, pharmaceutical and biotechnology companies, including Sysmex, F. Hoffmann-La Roche Ltd. ("Roche"), bioMérieux, Inc. ("bioMérieux"), and Veridex, LLC, a Johnson & Johnson company ("Veridex").

Through Sysmex, we have expanded our diagnostics distribution capability into Japan and the Asian Pacific regions. We believe that the rapid growth of the clinical research and the diagnostic devices markets holds the potential for GeneChip® technology applications ranging from basic research to clinical trials and, ultimately, diagnostic devices. As a result we are working with leaders in molecular diagnostics to provide custom made GeneChip® probe arrays to their specifications. Our partners subsequently package the chips into kits, seek regulatory approval for their diagnostic use, and sell them into the diagnostic markets using their sales channels. We are leveraging our partners' strengths in research, development, regulatory practices and distribution while leveraging our strengths in array technology. These products are marketed as being Powered by Affymetrix™.

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

  •
  GeneChip® Exon Arrays.  Our exon arrays combine a novel array design strategy with the highest-density array manufacturing capability to provide for the first time, exon-level expression profiling at the whole-genome scale on a single array. Our exon arrays offer new dimensions for researchers to explore the genome so they can investigate global expression of individual exons to uncover and document novel alternative splicing events. They can also obtain more direct comparative genomic information and combine genome-wide exon-level expression data with sequence information to reveal the phenotypic splicing patterns resulting from genetic variations.

  •
  GeneChip® Gene Arrays.  Our gene arrays provide researchers with a more accurate and informative alternative for human, mouse, and rat gene expression detection, all in a cost-effective and easy-to-use format. These products use a Whole Transcript (WT) Sense Target Labeling Assay to deliver a more complete and accurate view of a gene's total transcriptional activity, not just the 3' end of a gene like traditional expression array designs. The Gene Arrays complement the more comprehensive GeneChip Exon Arrays, which offer both gene-level expression profiling and alternative splicing analysis in a single experiment.

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

        We have initiated product research and development efforts on several genetic analysis probe arrays and variant detection analysis systems and formed collaborations to accelerate the development of our genotyping products. For additional information concerning these efforts and collaborations see the sections of this Form 10-K entitled "Research and Development" and "Our Collaborative Partners." We currently market the following DNA analysis products:

  •
  SNP 6.0 Array.  The flagship SNP 6.0 single-chip Array was commercially launched in May, 2007. The new array is a powerful new tool for studying variation—both copy number and single nucleotide polymorphisms—associated with human genetic disease. Researchers can now genotype more than 906,000 SNPs and analyze more than 940,000 copy number probes on a single array. This array allows researchers to interrogate the most markers across a greater number of samples compared to any other product currently available, providing the most genetic power to detect copy number variant breakpoints and disease associated variation. The Affymetrix SNP 6.0 Array was developed in collaboration with the Broad Institute of Harvard and the Massachusetts Institute of Technology to better identify and understand the genetic variations associated with complex diseases such as autism, autoimmunity, bipolar disease, cancer, diabetes and heart disease.

  •
  SNP 5.0 Array.  The new single-chip SNP 5.0 Array was made available as a limited release in December 2006 and was commercially launched in February 2007. The new array features single nucleotide polymorphisms (SNPs) from the original two-chip 500K Array Set, as well as more than 420,000 additional probes designed to measure other genetic differences, such as copy number variation. The SNP 5.0 Array gives researchers a significant increase in information above the original 500K Array Set for the same price, while reducing the array processing time. The Affymetrix SNP 5.0 Array was developed in collaboration with the Broad Institute of Harvard and the Massachusetts Institute of Technology to better identify and understand the genetic variations associated with specific diseases.

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

  DNA Analysis Products Powered by Affymetrix™

  •
  Roche AmpliChip™ CYP450.  The Powered by Affymetrix™ program and collaboration with Roche announced in January 2003 resulted in the June 2003 release of the Roche AmpliChip™ CYP450 microarray. The AmpliChip CYP450 microarray allows for complex sequence information to be analyzed for the purpose of genotyping the CYP2D6 and CYP2C19 genes. Sequence variation in these genes can result in marked differences in the way individuals metabolize, and hence respond to, an estimated 25% of all drugs. In late 2004, Roche obtained in-vitro diagnostic status for the product in the United States and Europe. One of the areas Roche is targeting is using the CYP450 to stratify the patient population for Tamoxifen, a commonly prescribed breast cancer therapeutic.

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

        For our gene expression analysis, we offer the following reagents: 3' In Vitro Transcription—One-Cycle Target Labeling and Control Reagents, Two-Cycle Target Labeling and Control Reagents, HT One-Cycle Target Labeling and Controls Kit, for use with the GeneChip® Array Station, and GeneChip® Hybridization, Wash, and Stain Kit; Blood RNA Concentration Kit and Globin-Reduction RNA Controls; Whole Transcript Analysis—For use with Exon and Tiling Arrays—GeneChip® WT Sense Target Labeling and Control Reagents, GeneChip® WT cDNA Synthesis and Amplification Kit, GeneChip® WT Terminal Labeling Kit, GeneChip® WT Double-Stranded cDNA Synthesis Kit, GeneChip® WT Amplified Double-Stranded cDNA Synthesis Kit, GeneChip® WT Double-Stranded DNA Terminal Labeling Kit, and GeneChip® Hybridization, Wash, and Stain Kit; Prokaryotic—For use with Prokaryotic Arrays—Control Oligo B2, 3nM, DNA Labeling Reagent, Poly-A RNA Control Kit, and GeneChip® Hybridization, Wash, and Stain Kit.

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

  •
  GeneChip® Hybridization Oven 640/645.  The GeneChip® Hybridization Oven 640 and 645 are used to control the timing and temperature required for hybridization of the test sample to the probe array. The GeneChip® Hybridization Oven 640 and 645 hold up to eight probe array cartridge carriers (each with eight cartridge slots) that rotate for controlled hybridization of up to 64 probe arrays. These units deliver temperature control for consistent performance across all probe array applications.

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

  •
  GeneChip® Scanner 3000.  The GeneChip® Scanner 3000 uses proprietary laser scanning technology and high resolution optics to read the fluorescent signal from GeneChip® arrays. The GeneChip® Scanner 3000, developed and manufactured by Affymetrix, represents the next generation in scanner technology. The Flying Objective™ scanning technology incorporated into this scanner has been adapted to provide faster scanning of GeneChip® probe arrays with a high degree of image uniformity and accuracy. The current version of the GeneChip® Scanner 3000 has been validated to allow imaging of GeneChip® arrays with feature sizes as small as 5 microns and can support multicolor assays. The GeneChip® Scanner 3000 is purchased with a computer workstation loaded with Affymetrix GeneChip® Operating Software ("GCOS") (discussed below under "Software for Our GeneChip® Systems and Analysis Tools").

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

  Software for Our GeneChip® Systems and Analysis Tools

        Our GeneChip® Command Console Software (AGCC) provides an intuitive set of tools for instrument control and data organization used in the processing of GeneChip probe arrays. AGCC produces probe cell intensity data (.CEL file generation) enables sample and array registration, data organization, fluidics and scanning instrument control as well as automatic and manual image gridding. Besides these core features, AGCC's flexible platform enables customized, automated, and integrated workflows with a variety of laboratory information management systems.

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

  Instruments for Use in Molecular Diagnostics

        In December 2007, we launched a second generation update to the GeneChip® System 3000Dx platform. The GCS3000 Dx version 2 is configured especially for the molecular diagnostic market. In December 2004, the GCS3000Dx was also cleared by the United States Food and Drug Administration (FDA) as an IVD to be used in conjunction with the Roche Diagnostics AmpliChip™ CYP450 Test. The AmpliChip™ CYP450 Test also received CE certification and FDA clearance in 2004 making it the first Powered by Affymetrix™ IVD test. This test, which utilizes an Affymetrix microarray produced specifically for Roche Diagnostics, analyzes a patient's Cytochrome P450 2D6 and 2C19 genotypes to look for variations that can influence drug metabolism. The GCS3000Dx will support all Powered by Affymetrix™ molecular diagnostic tests. The system includes the GCS3000Dx Scanner with Autoloader Dx, FS450Dx Fluidics Station, and Workstation with GCOS Dx software. A data transfer server module is also available for use with select research use only assays on the system.

        We believe that our GeneChip® technology can be effectively applied to complex molecular diagnostic testing. We have formed collaborations and intend to further partner with, or license technology to, established diagnostic and medical device companies to develop, obtain regulatory approval for, and commercialize probe arrays and instrumentation. We anticipate broader use of probe arrays as components of diagnostic products and clinical research applications. We believe that to support large central laboratories, additional instrumentation and automation will need to be developed to allow for handling the large volume testing of the clinical diagnostic setting. To further our molecular diagnostics strategy, we have established a number of collaborations with leading academic researchers, diagnostic companies, pharmaceutical and biotechnology companies, including Beckman Coulter, bioMérieux, Inc., Roche, and Veridex (a Johnson & Johnson company).

        We have also entered into non-exclusive collaborative development and associated supply agreement with a number of other smaller companies in focused areas of cancer and certain other diseases.

        For additional information concerning our collaborations, see the section of this Form 10-K entitled "Our Collaborative Partners."

Our Collaborative Partners

        Our collaboration strategy is to establish the GeneChip® system as the platform of choice for analyzing complex genetic information, to expand the applications of our technology and to acquire access to complementary technologies and resources.

        One of our goals is to provide our life science research customers with complete workflow solutions. To that end we collaborate with a number of reagent and instrumentation companies to develop and supply certain components of the user work flow. These companies include the Ambion Division of Applied Biosystems, Caliper Life Sciences, and CapitalBio Corporation, Invitrogen Corporation, PreAnalutiX GmbH, and Qiagen GmbH.

        We have developed and implemented our Powered by Affymetrix (PbA) program to address specific diagnostics applications of our technology. Through this program we enable PbA partners to develop custom product solutions based upon our arrays, instrumentation and software. These partners identify, develop, seek regulatory approval for and commercialize these specific tests. Current PbA partners include bioMerieux, Inc., F. Hoffman-La Roche Ltd., Veridex, LLC., and Sysmex Corporation.

        We also collaborate with certain academic, government, and commercial research groups to develop and validate new applications of our technologies. These include the Broad Institute of Harvard and the Massachusetts Institute of Technology, the National Genome Research Institute, and Perlegen Sciences.

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

        For molecular diagnostic and industrial applications market opportunities, we supply our partners with arrays and instruments, which they incorporate into diagnostic products and for which they take on the primary commercialization responsibilities.

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

        We are currently manufacturing GeneChip® probe arrays for sale to customers as well as for internal and collaborative purposes. Probe arrays are manufactured at our dedicated manufacturing facility located in West Sacramento, California and in our new manufacturing facility in Singapore. We also maintain a manufacturing process engineering and development facility in Santa Clara, California. Our instruments are manufactured in our West Sacramento, California facility. We have in the past, and may in the future, adjust our capacity based on business requirements which may include the rationalization of our facilities, including the abandonment of long-lived manufacturing assets and additional charges related to a reduction in capacity. For example, in February 2008, we implemented a restructuring plan in order to optimize our production capacity and cost structure to enable us to increase our future gross margins. We intend to move, by the end of 2008, the majority of our probe array manufacturing from our West Sacramento, California facility to our Singapore facility.

        Our United States commercial instrument and array manufacturing facility complies with Good Manufacturing Practices as a subset of the Quality System Regulation (21 CFR 820). In 2006, we added capacity to our West Sacramento facility and brought on line and qualified a dedicated GeneChip® probe array manufacturing facility located in Singapore. This facility is fully operational.

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

        Key parts of the GeneChip® product line, such as hybridization ovens, are available from single sources. We take such steps as we believe are appropriate to ensure that supplies from these vendors are not materially delayed or interrupted, since any such delays or interruptions could in turn delay our ability to deliver these products to our customers. Likewise, certain raw materials or components used in the synthesis of probe arrays or the assembly of instrumentation are currently available only from a single source or limited sources. We take such steps as we believe are appropriate to ensure that materials and components from these vendors are not materially delayed or interrupted, since any such delays or interruptions could in turn delay our ability to produce probe arrays or other components for our GeneChip® system in a timely fashion, in sufficient quantities or under acceptable terms. Alternative sources of supply may be time consuming and expensive to qualify. In addition, we are dependent on our vendors to provide components of appropriate quality and reliability, and to meet applicable regulatory requirements. Accordingly, we also take what we believe are appropriate measures to prevent the delay or interruption of supplies from these vendors and to ensure the appropriate quality for our customers.

Research and Development

        We believe a substantial investment in research and development is essential to a long-term sustainable competitive advantage and critical to expansion into high-value markets such as toxicogenomics, pharmacogenomics, and molecular diagnostic and applied testing applications. Our research and development effort is divided into the major areas of basic research, product research and development, and manufacturing process development. Our research and development expenses for the years ended December 31, 2007, 2006 and 2005 were $72.7 million, $86.3 million and $77.4 million, respectively.

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

  Product Research and Development

        Our product research and development efforts are focused primarily on expanding the applications of the GeneChip® technology, including development of new probe array products, improving the overall performance of GeneChip® assays, increasing the information capacity per probe array and simplifying highly complex assays. Our research and development efforts are intended to continue to develop new products based on information from the human and other model organism genomes as well as new genotyping and DNA analysis products. In addition, we intend to continue developing custom product lines for both expression and DNA analysis so that customers can analyze gene expression or DNA variability for any organism. We plan continued software and instrumentation development efforts to enhance the performance and level of automation of our entire GeneChip® system solution.

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

        There are a significant number of United States and foreign patents and patent applications in our areas of interest, and we believe that there will continue to be significant litigation in the industry regarding patent and other intellectual property rights. Others have filed, and in the future are likely to file, patent applications that are similar or identical to ours or those of our licensors. It may be necessary for us to enter into litigation to defend against or assert claims of infringement, to enforce patents issued to us, to protect trade secrets or know-how owned by us or to determine the scope and validity of the proprietary rights of others. To determine the priority of inventions, it may be necessary for us to participate in interference proceedings declared by the United States Patent and Trademark Office. Litigation or interference proceedings could result in substantial costs to and distraction from our core business and our efforts in respect to such proceedings may not be successful. For further information, see Item 3. Legal Proceedings.

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

        In the gene expression monitoring and DNA analysis fields, existing competitive technologies include gel-based sequencing using instruments provided by companies such as Applied Biosystems, Inc. (an Applera company), and Beckman Coulter, Inc.. Other companies developing or marketing potentially competitive DNA array technology include: Agilent Technologies, Inc., Applied Biosystems, Inc., BD Biosciences, Clontech, CombiMatrix Corporation, Digital Gene Technologies, Inc., Illumina, Inc., Invitrogen Corporation (formerly Xeotron, Inc.), Molecular Devices, Inc. (formerly Axon Instruments, Inc.), Nanogen, Inc., Sequenom, Inc., Solexa, Inc. (formerly Lynx Therapeutics, Inc.), and Visible Genetics, Inc.. For example, companies such as Agilent Technologies, Inc., Applied Biosystems, Inc., and Illumina, Inc. have products for DNA analysis which are directly competitive with our GeneChip® Mapping Array products. In order to compete against existing and emerging technologies, we will need to be successful in demonstrating to customers that the GeneChip® system provides a competitive advantage.

        The market for molecular diagnostic products derived from gene discovery is currently limited and highly competitive, with several large corporations already having significant market share. Established diagnostic companies could compete with us by developing new products. Companies such as Beckman Coulter, Becton Dickinson, bioMérieux, Johnson & Johnson, and Roche have the strategic commitment to diagnostics, the financial and other resources to invest in new technologies, substantial intellectual property portfolios, substantial experience in new product development, regulatory expertise, manufacturing capabilities and the distribution channels to deliver products to customers. Established diagnostic companies also have an installed base of instruments in several markets, including clinical and reference laboratories, which are not compatible with the GeneChip® system and could slow acceptance of our products. In addition, these companies have formed alliances with genomics companies which provide them access to genetic information that may be incorporated into their diagnostic tests.

        Future competition in existing and potential markets will likely come from existing competitors as well as other companies seeking to develop new technologies for sequencing and analyzing genetic information, such as Applied Biosystems, Helicos, Illumina,, Pacific Biosystems and a number of smaller private companies. In addition, pharmaceutical and biotechnology companies have significant needs for genomic information and may choose to develop or acquire competing technologies to meet these needs. We have significantly expanded our network of approved service providers in America, Japan, Europe, and China. While these companies expand the reach of Affymetrix technology and make its analytical power available to a wider base of users they may act as a substitute for outright purchase of instruments and arrays by those end users. In the molecular diagnostic field, competition will likely come from established diagnostic companies, companies developing and marketing DNA probe tests for genetic and other diseases, and other companies conducting research on new technologies to ascertain and analyze genetic information. In addition, we have several other third party licensees that could offer products that compete with our product offerings.

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

        Third-party payers may deny reimbursement if they determine that a prescribed health care product or service has not received appropriate FDA or other governmental regulatory clearances, is not used in accordance with cost-effective treatment methods as determined by the payer, or is deemed by the third-party payer to be experimental, unnecessary or inappropriate. Furthermore, third- party payers are increasingly challenging the prices charged for health care products and services.

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

        In the United States, third-party payer price resistance, the trend towards managed health care and legislative proposals to reform health care or reduce government insurance programs could reduce prices for health care products and services, adversely affect the profits of our customers and collaborative partners and reduce our future royalties and product sales.

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

Employees

        As of February 20, 2008, we had 1,141 full-time employees. The employee group includes chemists, engineers, computer scientists, mathematicians and molecular biologists with experience in the diagnostic products, medical products, semiconductor, computer software and electronics industries. None of our employees are represented by a collective bargaining agreement, nor have we experienced work stoppages. We believe that we maintain good relationships with our employees. Our success depends in large part on our ability to attract and retain skilled and experienced employees.

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

Financial Information About Industry Segments

        We operate in one business segment, for the development, manufacture, and commercialization of systems for genetic analysis in the life sciences and diagnostic industry. Our operations are treated as one segment as we only report operating information on a total enterprise level to our chief operating decision-maker. Further, resource allocations are also made at the enterprise level by our chief operating decision-maker.

Financial Information About Geographic Areas

        Our product and product related revenue from customers outside of the United States for fiscal years 2007, 2006 and 2005 was $173.4 million, $168.0 million and $176.7 million, or approximately 51%, 52% and 51%, respectively, of our consolidated product and product related revenue. A summary of revenues from external customers attributed to each of our geographic areas for the fiscal years ended December 31, 2007, 2006 and 2005, is included in Note 16 of our Consolidated Financial Statements included in this report.

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

We may not maintain profitability.

        We incurred losses each year from our inception through the year ended December 31, 2002 and also for the year ended December 31, 2006. As a result, we had an accumulated deficit of approximately $108.5 million at December 31, 2007. We expect to continue experiencing fluctuations in our operating results and cannot assure sustained profitability.

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

        Our revenues and operating results may fluctuate significantly due in part to factors that are beyond our control and which we cannot predict. The timing of our customers' orders may fluctuate from quarter to quarter. However, we have historically experienced customer ordering patterns for GeneChip® instrumentation and GeneChip® arrays where the majority of the shipments occur in the last month of the quarter. These ordering patterns may limit management's ability to accurately forecast our future revenues or product mix. Additionally, license revenue may also be unpredictable and may fluctuate due to the timing of payments of non-recurring licensing fees. Because our expenses are largely fixed in the short to medium term, any material shortfall in revenues will materially reduce our profitability and may cause us to experience losses. In particular, our revenue growth and profitability depend on sales of our GeneChip® products. Factors that could cause sales for these products to fluctuate include:

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

We may experience fluctuations in demand for our products or make improvements in our technological capabilities that may impact our manufacturing capacity requirements.

        If demand for our products is reduced or if we implement technologies that increase the density or yields of our wafers, our manufacturing capacity could be under-utilized, and we may be required to record an impairment on our long-lived assets including facilities and equipment, which would increase our expenses. In addition, factory planning decisions may shorten the useful lives of long-lived assets including facilities and equipment, and cause us to accelerate depreciation. These changes in demand for our products, and changes in our customers' product needs, could have a variety of negative effects on our competitive position and our financial results, and, in certain cases, may reduce our revenue, increase our costs, lower our gross margin percentage or require us to recognize impairments of our assets. In addition, if demand for our products is reduced or we fail to accurately forecast demand, we could be required to write down inventory, which would have a negative impact on our gross margin.

        For example, we have in the past, and may in the future, adjust our capacity based on business requirements, which may include the rationalization of our facilities, including the abandonment of long-lived manufacturing assets and additional charges related to a reduction in capacity In February 2008, we implemented a restructuring plan in order to optimize our production capacity and cost structure to enable us to increase our future gross margins. We intend to move, by the end of 2008, the majority of our probe array manufacturing from our West Sacramento, California facility to our Singapore facility.

We may lose customers or experience lost sales if we are unable to manufacture or experience delays in the manufacture of our products, or if we are unable to ensure their proper performance and quality.

        We produce our GeneChip® products in an innovative and complicated manufacturing process which has the potential for significant variability in manufacturing yields. We have encountered and may in the future encounter difficulties in manufacturing our products and, due to the complexity of our products and our manufacturing process, we may experience delays in the manufacture of our products or fail to ensure their proper performance or quality.

        We developed a new probe array manufacturing facility in Singapore. Manufacturing and product quality issues may arise at the new Singapore facility as we increase production rates and launch new products. In addition, we base our manufacturing capabilities on our forecasted product mix for the quarter. If the actual product mix varies significantly from our forecast, we may not be able to fill some orders during that quarter, which could adversely impact our financial results. Difficulties in meeting customer, collaborator and internal demand could also cause us to lose customers or require us to delay new product introductions, which could in turn result in reduced demand for our products.

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

        Our failure to successfully manage the transition between our older products and our new products may adversely affect our financial results. As we introduce new or enhanced products, we must successfully manage the transition from older products to minimize disruption in customers' ordering patterns, avoid excessive levels of older product inventories and provide sufficient supplies of new products to meet customer demands. When we introduce new or enhanced products, we face numerous risks relating to product transitions, including the inability to accurately forecast demand and difficulties in managing different sales and support requirements due to the type or complexity of the new products.

We may not realize the expected benefits of our initiatives to reduce costs across our operations.

        We are pursuing and may continue to pursue a number of initiatives to reduce costs across our operations. These initiatives include workforce reductions in certain areas and the rationalization of our facilities. In 2006, we announced our plan to consolidate our Bedford, Massachusetts based instrumentation manufacturing and development facility with our manufacturing facility in West Sacramento, California. Implementation of the workforce severance and relocation elements of the Bedford facility closure continued through fiscal 2007. In 2007, we implemented workforce reductions in certain areas in Santa Clara, California. We anticipate that we will incur some level of restructuring charges through the end of 2008 as we continue to implement these initiatives.

        We may not realize the expected benefits of our current and future initiatives to reduce costs. As a result of these initiatives, we expect to incur restructuring or other charges and we may experience disruptions in our operations, a loss of key personnel and difficulties in delivering products in a timely manner.

Future acquisitions may disrupt our business and distract our management.

        We have engaged in acquisitions, including our acquisition of USB Corporation in 2008 and ParAllele BioScience, Inc. in 2005. We will continue to evaluate future acquisitions of businesses,

services or technologies that we believe to be of strategic importance. Future acquisitions could involve our use of a material portion of our existing cash balance and could limit other potential uses of our cash. If we incur indebtedness in connection with our acquisitions, we may significantly increase our interest expense, leverage and debt service requirements.

        We may not be able to successfully integrate an acquired business into our existing business or an acquired product into our existing product offerings in a timely and non-disruptive manner, or at all, and we could fail to commercialize an acquired technology. Furthermore, an acquisition may not produce the revenues, cost savings, earnings or business synergies that we anticipate. Our due diligence process could fail to identify problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues with the associated intellectual property, product quality or accounting practices. Other challenges could include unanticipated incompatibility of corporate and administrative infrastructures, an inability to retain key employees, including key scientists, the diversion of management's attention from ongoing business concerns, and the potential adverse reaction of customers or other business partners to an acquisition or resulting changes to the combined company's product and services offerings. Pre-existing liabilities that we assume in connection with an acquisition could be materially larger than we anticipate. We may face litigation or other claims in connection with an acquisition, or we may inherit claims or litigation risk as a result of an acquisition. If a past or future acquisition fails to meet our expectations, we may need to recognize a goodwill impairment charge. The final valuation of purchased assets and liabilities could impact our future operating results, including our gross margins. The occurrence of any of the foregoing events or circumstances could have a material adverse effect on our business, financial condition and results of operations.

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

        For example, companies such as Agilent Technologies, Applied Biosystems and Illumina have products for genetic analysis which are directly competitive with our GeneChip® products. In addition,

pharmaceutical and biotechnology companies have significant needs for genomic information and may choose to develop or acquire competing technologies to meet these needs.

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

        The market for molecular diagnostics products is currently limited and highly competitive, with several large companies already having significant market share. Companies such as Beckman Coulter, Becton Dickinson, bioMérieux, Celera Diagnostics, Johnson & Johnson and Roche Diagnostics have made strategic commitments to diagnostics, have financial and other resources to invest in new technologies, and have substantial intellectual property portfolios, substantial experience in new product development, regulatory expertise, manufacturing capabilities and the distribution channels to deliver products to customers. Established diagnostic companies also have an installed base of instruments in several markets, including clinical and reference laboratories, which are not compatible with the GeneChip® system and could deter acceptance of our products. In addition, these companies have formed alliances with genomics companies which provide them access to genetic information that may be incorporated into their diagnostic tests.

Changes in accounting pronouncements may impact our future financial position and results of operations.

        There have been new accounting pronouncements that may have an impact on our future financial position and results of operations. For instance, in July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("FIN 48"). Under FIN 48 a company recognizes the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. FIN 48 clarifies how a company measures the income tax benefits from the tax positions that are recognized, provides guidance as to the timing of the derecognition of previously recognized tax benefits and describes the methods for classifying and disclosing the liabilities within the financial statements for any unrecognized tax benefits. FIN 48 also addresses when a company should record interest and penalties related to tax positions and how the interest and penalties may be classified within the income statement and presented in the balance sheet. We adopted FIN 48 effective January 1, 2007. See Note 15 to the Condensed Consolidated Financial Statements in Item 8 of Part II for further details.

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

        Other factors that could affect our effective tax rate include levels of overall income, research and development spending and nondeductible expenses such as stock based compensation.

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

Our planned upgrade to our information systems could disrupt our internal operations, which could harm our revenues and increase our expenses.

        We are in the process of upgrading our enterprise resource accounting information system. We plan to integrate a substantial portion of our business and finance activities into the upgraded system during the first quarter of fiscal year 2008. Due to the size and complexity of our business, the conversion process will be very challenging. Any disruptions and problems that occur during the system conversion could adversely impact our ability to conduct our business, including taking customer orders, manufacturing and shipping our products, billing and collecting customer receivables and reporting our operating results. Even if we do succeed, the implementation may be more costly than we anticipated.

We may not successfully obtain or retain regulatory approval of any diagnostic or other product or service that we or our collaborative partners develop.

        The FDA must approve certain in-vitro diagnostic products before they can be marketed in the U.S. Certain in-vitro diagnostic products must also be approved by the regulatory agencies of foreign governments or jurisdictions before the product can be sold outside the U.S. Commercialization of our and our collaborative partners' in-vitro diagnostic products outside of the research environment that may depend upon successful completion of clinical trials. Clinical development is a long, expensive and uncertain process and we do not know whether we, or any of our collaborative partners, will be permitted to undertake clinical trials of any potential in-vitro diagnostic products. It may take us or our collaborative partners many years to complete any such testing, and failure can occur at any stage. Delays or rejections of potential products may be encountered based on changes in regulatory policy for product approval during the period of product development and regulatory agency review. Moreover, if and when our projects reach clinical trials, we or our collaborative partners may decide to discontinue development of any or all of these projects at any time for commercial, scientific or other reasons. Any of the foregoing matters could have a material adverse effect on our business, financial condition and results of operations.

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

        We are currently developing diagnostic and therapeutic products with our collaborators. The ability of our collaborators to commercialize such products may depend, in part, on the extent to which reimbursement for the cost of these products will be available under U.S. and foreign regulations that govern reimbursement for clinical testing services by government authorities, private health insurers and other organizations. In the U.S., third-party payer price resistance, the trend towards managed health care and legislative proposals to reform health care or reduce government insurance programs could reduce prices for health care products and services, adversely affect the profits of our customers and collaborative partners and reduce our future royalties.

We depend on a limited number of suppliers and we will be unable to manufacture our products if shipments from these suppliers are delayed or interrupted.

        We depend on our vendors to provide components of our products in required volumes, at appropriate quality and reliability levels, and in compliance with regulatory requirements. Key parts of the GeneChip® product line are currently available only from a single source or limited sources. In addition, components of our manufacturing equipment and certain raw materials used in the synthesis of probe arrays are available from limited sources. If supplies from these vendors were delayed or interrupted for any reason, we would not be able to get manufacturing equipment, produce probe arrays, or sell scanners or other components for our GeneChip® products in a timely fashion or in sufficient quantities or under acceptable terms. Furthermore, our business is dependent on our ability to forecast the needs for components and products in the GeneChip® product line and our suppliers' ability to deliver such components and products in time to meet critical manufacturing and product release schedules. Our business could be adversely affected, for example, if suppliers fail to meet product release schedules, if we experience supply constraints, if we fail to negotiate favorable pricing or if we experience any other interruption or delay in the supply chain which interferes with our ability to manufacture our products or manage our inventory levels.

Our success will require that we establish a strong intellectual property position and that we can defend ourselves against intellectual property claims from others.

        Maintaining a strong patent position is critical to our business. Litigation on these matters has been prevalent in our industry and we expect that this will continue. Patent law relating to the scope of claims in the technology fields in which we operate is still evolving and the extent of future protection is highly uncertain, so we cannot assure you that the patent rights that we have or may obtain will be valuable. Others have filed, and in the future are likely to file, patent applications that are similar or identical to ours or those of our licensors. To determine the priority of inventions, we will have to participate in interference proceedings declared by the United States Patent and Trademark Office that could result in substantial costs in legal fees and could substantially affect the scope of our patent protection. We cannot assure you that any such patent applications will not have priority over our patent applications. Also, our intellectual property may be subject to significant administrative and litigation proceedings such as opposition proceedings against our patents in Europe, Japan and other jurisdictions. Because of the size and breadth of our patent portfolio we may or may not choose to pursue litigation or interferences against those that have infringed on our patents, or used them without authorization, due to the associated expense and time commitment of monitoring these activities.

        If we fail to protect or to enforce our intellectual property rights successfully, our competitive position could suffer, which could harm our results of operations. Legal actions to enforce our patent rights can be expensive and may involve the diversion of significant management time. In addition, these legal actions could be unsuccessful and could also result in the invalidation of our patents or a finding that they are unenforceable. In addition, we have incurred and may in future periods incur substantial costs in litigation to defend against patent suits brought by third parties. For example, we currently are engaged in litigation regarding intellectual property rights with Enzo Life Sciences, Inc. For additional information concerning intellectual property litigation and administrative proceedings, see Note 12 to the Condensed Consolidated Financial Statements in Item 8 of Part II, Legal Proceedings of this Form 10-K.

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

        We believe that our success in penetrating our target markets depends in part on our ability to develop and maintain collaborative relationships with key companies as well as with key academic researchers. Relying on our collaborative relationships is risky to our future success because:

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

        The market price of our common stock is volatile. During the twelve-month period ending on December 31, 2007, the volume of our common stock traded from 255,600 to 7,694,100 shares. Moreover, during that period, our common stock traded as low as $20.00 per share and as high as $31.95 per share.

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

        During 2006, we conducted an internal review, performed under the direction of our Audit Committee of the Board of Directors, of our historical stock option granting practices from January 1, 1997 through May 31, 2006. As a result of this review, we restated our consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 to record additional non-cash stock-based compensation expense and the related tax impact resulting from stock options granted during fiscal years 1997 to 1999. We have been, and may in the future be, subject to litigation or other proceedings or actions arising in relation to our historical stock option granting practices and the restatement of our prior period financial statements. For example, three purported derivative lawsuits have been filed against us and several of our current and former officers and directors alleging that the defendants breached their fiduciary duty by backdating stock option grants, as well as violations of federal securities laws in connection with the dissemination of our financial and proxy statements, violations of Generally Accepted Accounting Principles, violations of Section 162(m) of the Internal Revenue Code and violations of state law including violation of the California Corporations Code. In addition, we have received notice from the Securities and Exchange Commission that it is conducting an informal inquiry into our stock option practices and we have received notice from the IRS that it is conducting an employment tax audit for the 2005 and 2006 tax years. Litigation and any potential regulatory proceeding or action may be time consuming, expensive and distracting from the conduct of our business. The adverse resolution of any specific lawsuit or any potential regulatory proceeding or action could have a material adverse effect on our business, financial condition and results of operations.

Global credit and financial market conditions could negatively impact the value of our current portfolio of cash equivalents or short-term investments and our ability to meet our financing objectives.

        Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or short-term investments since December 31, 2007, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or short-term investments or our ability to meet our financing objectives.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our corporate headquarters are located in Santa Clara, California, where we lease approximately 200,000 square feet. Our manufacturing facilities are located in West Sacramento, California and Singapore, where we own approximately 170,000 square feet and lease approximately 150,000 square feet, respectively. Additionally, we lease approximately 250,000 square feet of administrative and research and development space in California (Emeryville, South San Francisco, Sunnyvale and West Sacramento), Massachusetts (Bedford), China (Shanghai), Japan (Osaka and Tokyo) and the United Kingdom (Wooburn Green). We believe that our existing properties are in good condition and are suitable for the conduct of our business.

ITEM 3.    LEGAL PROCEEDINGS

        Information pertaining to legal proceedings can be found in "Item 8. Financial Statements and Supplementary Data—Note 12. Commitments and Contingencies" to the consolidated financial statements, and is incorporated by reference herein.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted during the fourth quarter of the year ended December 31, 2007.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

        Our common stock is traded on the Nasdaq Global Market under the symbol of AFFX. The following table sets forth on a per share basis, for the periods indicated, the low and high closing prices of our common stock as reported by the Nasdaq Global Select Market.

	Low	High
2007
First Quarter	$21.72	$30.07
Second Quarter	$24.21	$31.60
Third Quarter	$22.34	$28.53
Fourth Quarter	$20.00	$27.88
2006
First Quarter	$30.31	$47.62
Second Quarter	$25.60	$34.90
Third Quarter	$18.81	$26.03
Fourth Quarter	$20.54	$27.03

        As of February 20, 2008, there were approximately 382 holders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company ("DTC"). All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and therefore are considered to be held of record by Cede & Co. as one shareholder.

        No dividends have been paid on our common stock. We currently intend to retain all future earnings, if any, for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Performance Graph

        The graph below compares the cumulative total return* on our common stock for the period commencing on December 31, 2002 and ending December 31, 2007 compared to the CRSP Total Return Index for the Nasdaq National Market (U.S. companies) and the CRSP Total Return Index for the Nasdaq Pharmaceutical Stocks (SIC 283). The stock price performance shown on the graph below is not necessarily indicative of future price performance.

Comparison of Five-Year Cumulative Stockholder Return (*)

	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
Affymetrix, Inc.	100.0	107.5	159.7	208.6	100.7	101.1
Nasdaq Stock Market (U.S. Companies)	100.0	149.5	162.7	166.2	182.6	198.0
Nasdaq Pharmaceuticals Stocks (SIC 283)	100.0	146.6	156.1	171.9	168.3	177.0

*
Assumes $100 invested on December 31, 2002 in our common stock and in each index listed above. The total return for our common stock and the indices used assumes the reinvestment of dividends, even though dividends have never been declared on our common stock.

The information under the caption "Performance Graph" is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any filing of Affymetrix under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this 10-K and irrespective of any general incorporation language in such filings.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected historical consolidated financial information has been derived from our audited consolidated financial statements. The balance sheet data as of December 31, 2007 and 2006 and statements of operations data for each of the three years in the period ended December 31, 2007 are derived from audited consolidated financial statements included in this Form 10-K. You should read this table in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8, "Financial Statements and Supplementary Data."

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue:
Product and product related revenue	$337,587	$323,783	$350,190	$330,885	$280,780
Royalties and other revenue	21,687	16,840	8,339	9,832	10,556
Revenue from Perlegen Sciences	12,046	14,694	9,073	5,245	9,460

Total revenue	371,320	355,317	367,602	345,962	300,796

Income (loss) from operations	6,080	(18,545)	57,413	59,719	15,820

Net income (loss)(1)	$12,593	$(13,704)	$65,787	$47,608	$12,561

Basic net income (loss) per common share	$0.18	$(0.20)	$1.03	$0.79	$0.21

Diluted net income (loss) per common share	$0.17	$(0.20)	$0.96	$0.74	$0.21

Consolidated Balance Sheet Data:
Cash, cash equivalents, and available-for-sale secuirties	$584,274	$247,752	$284,932	$205,715	$459,883
Working capital	583,067	290,302	349,679	226,211	192,778
Total assets(2),(3)	1,133,591	781,215	775,094	499,771	700,164
Long-term obligations(4)	451,143	134,662	139,790	153,845	166,586

(1)
In 2006, we initiated a restructuring plan (the "2006 Plan") to better align certain of our expenses with our current business outlook. The primary focus of the 2006 Plan was in the general and administrative functions and included rationalizing our facilities, including the closure of our Bedford, Massachusetts based instrumentation manufacturing and development facility. In 2007, we completed the consolidation of the Bedford facility's instrument manufacturing operations with our probe array manufacturing facility in West Sacramento, California.

In 2007, we initiated a restructuring plan (the "2007 Plan") to consolidate an administrative facility located in Sunnyvale, California into its main campus in Santa Clara, California and terminate certain employees in the research and development and selling, general and administrative functions.

In 2006 and 2007, we recognized approximately $13.5 million and $15.3 million, respectively, of expense related to these plans which was presented in a single line item labeled "Restructuring charges" in our Consolidated Statements of Operations.

(2)
On October 21, 2005, we completed the $122.4 million acquisition of ParAllele BioScience, Inc. ("ParAllele"), a provider of comprehensive genetic discovery solutions to the life science research, pharmaceutical and diagnostic sectors.

(3)
In 2004, we redeemed a total of $267.5 million of our convertible notes which were previously recorded in short-term obligations.

(4)
In November 2007, we issued $316.3 million principal amount of 3.50% senior convertible notes.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this document.

        This discussion should be read in conjunction with the other sections of this Annual Report on Form 10-K, including "Item 1: Business"; "Item 1A: Risk Factors"; "Item 6: Selected Financial Data"; and "Item 8: Financial Statements and Supplementary Data." The various sections of this discussion contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing. Our actual results may differ materially.

        All statements in this Annual Report on Form 10-K that are not historical are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 as amended, including statements regarding our "expectations," "beliefs," "hopes," "intentions," "strategies" or the like. Such statements are based on our current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. We caution investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the risk factors discussed in this Annual Report on Form 10-K in Item 1A. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

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

        Increase top-line revenue growth.    We intend to continue our top-line revenue growth through the successful commercialization of our technologies and expansion of our customer base, including leveraging our technologies into new markets. We also believe that the genotyping market will continue to be one of the most attractive growth opportunities in life sciences and that new content packaged in versatile formats will drive growth for years to come. These opportunities include emerging cytogenetic and copy number diagnostics and our new Drug Metabolizing Enzymes and Transporters (DMET) product which we believe addresses a significant unmet need for our pharmaceutical partners. We anticipate that these products and technologies will stimulate our business in 2008 and beyond. In addition, our revenues in 2008 also includes a non-recurring $90 million intellectual property payment received in January 2008.

        While continued innovation is essential to create new opportunities, we are also pursuing additional paths to grow the business including our acquisition of USB Corporation in January 2008 for approximately $75 million in cash. This acquisition is expected to significantly accelerate next-generation enzymology and reagents that will be used with the sequencing applications that we have in development.

        Improve operating efficiency.    Our goal is to generate continued improvement in gross margin throughout 2008. In February 2008, we implemented a restructuring plan in order to optimize our production capacity and cost structure to enable us to increase our future gross margins. We intend to move, by the end of 2008, the majority of our probe array manufacturing from our West Sacramento, California facility to our Singapore facility. In connection with this plan, we expect to incur total non-cash charges in the first quarter of 2008 of $12 million to $15 million related to the abandonment of certain long-lived manufacturing assets and approximately $0.5 million in cash outlays related to employee severance. Depending on the rate at which we transfer production capacity to Singapore, we may incur additional charges in 2008 associated with the reduction of capacity in West Sacramento, California. Additionally, we will continue to monitor our expenses closely to help ensure our costs remain in line with our revenue growth.

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

ACCOUNTS RECEIVABLE

        We evaluate the collectability of our trade receivables based on a combination of factors. We regularly analyze our significant customer accounts, and, when we become aware of a specific customer's inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position, we record specific bad debt allowances to reduce the related receivable to the amount we reasonably believe is collectible. We also record allowances for bad debt on a small portion of all other customer balances based on a variety of factors, including the length of time the receivables are past due, the financial health of the customer, macroeconomic considerations and historical experience. If circumstances related to specific customers change, our estimates of the recoverability of receivables could be further adjusted.

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

NON-MARKETABLE EQUITY SECURITIES

        As part of our strategic efforts to gain access to potential new products and technologies, we invest in equity securities of certain private biotechnology companies. Our non-marketable equity securities are carried at cost unless we determine that an impairment that is other than temporary has occurred, in which case we write the investment down to its impaired value. We periodically review our investments for impairment; however, the impairment analysis requires significant judgment in identifying events or circumstances that would likely have significant adverse effect on the fair value of the investment. The analysis may include assessment of the investee's (i) revenue and earnings trend, (ii) business outlook for its products and technologies, (iii) liquidity position and the rate at which it is using its cash, and (iv) likelihood of obtaining subsequent rounds of financing. If an investee obtains additional funding at a valuation lower than our carrying value, we presume that the investment is other than temporarily impaired. We have experienced impairments in our portfolio due to the decline in the value of certain of our non-marketable investments over the past few years.

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

        Effective January 1, 2007, we adopted Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("FIN48"), as a change in accounting principle. As a result prior periods are not restated for the effect of FIN 48, and the cumulative effect of applying FIN 48 was recorded as an adjustment to accumulated deficit as of the beginning of the period of adoption. The cumulative effect of adoption was a $0.6 million increase in the opening balance of accumulated deficit as a change in accounting principle.

        The total amount of unrecognized tax benefits as of December 31, 2007 was approximately $14.9 million. If recognized, the amount of unrecognized tax benefits that would impact income from continuing operations and the effective tax rate is $14.0 million. Any changes to acquisition related unrecognized tax benefits of approximately $0.9 million will impact goodwill. As of December 31, 2007, we do not anticipate any material changes to the amount of unrecognized tax benefit during the next 12 months.

        We classify interest and penalties related to tax positions as components of income tax expense. For the year ended December 31, 2007, the amount of accrued interest and penalties related to tax uncertainties was approximately $0.1 million for a total cumulative amount of $0.2 million as of December 31, 2007.

        We file U.S. federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 1992 through 2007 tax years generally remain subject to examination by federal and state tax authorities. In significant foreign jurisdictions, the 2002 through 2007 tax years generally remain subject to examination by their respective tax authorities.

CONTINGENCIES

        We are subject to legal proceedings principally related to intellectual property matters. Based on the information available at the balance sheet dates, we assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. If losses are probable and reasonably estimable, we will record a reserve in accordance with Statement of Financial Accounting Standards ("SFAS") No. 5, Accounting for Contingencies. Any reserves recorded may change in the future due to new developments in each matter.

ACCOUNTING FOR STOCK-BASED COMPENSATION

        Beginning January 1, 2006, we account for employee stock-based compensation in accordance with SFAS No. 123R, Share-Based Payment ("SFAS 123R"). Under the provisions of SFAS 123R, we estimate the fair value of our employee stock awards at the date of grant using the Black-Scholes option-pricing model, which requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates of the expected term, volatility and forfeiture rates of the awards. The expected stock price volatility assumption was determined using a combination of historical and implied volatility of our common stock. We determined that blended volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility. The estimate of these key assumptions is based on historical information and judgment regarding market factors and trends. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, we are likely to change our valuation assumptions used to value employee stock-based awards granted in future periods.

        SFAS 123R requires that employee stock-based compensation costs be recognized over the requisite service period, or the vesting period, in a manner similar to all other forms of compensation paid to employees. Accordingly, in 2007, we recognized employee stock-based compensation of $10.7 million -$1.1 million in cost of product sales, $2.1 million in research and development expense and $7.5 million in selling, general and administrative expenses, which includes approximately $0.3 million related to the modification of an executive officer's stock option grant to increase the associated exercise period. We adopted SFAS 123R on a modified prospective basis. As of December 31, 2007, $28.4 million of total unrecognized compensation cost related to non-vested stock options not yet recognized is expected to be allocated to cost of products sales and operating expenses over a weighted-average period of 2.5 years.

        There was no stock-based compensation expense related to employee stock options recognized under SFAS 123R during the fiscal years prior to 2006.

RESTRUCTURING

        In recent years we engaged in, and may continue to engage in, restructuring actions, which require management to utilize significant estimates related to expenses for severance and other employee separation costs, lease cancellation, realizable values of assets that may become duplicative or obsolete, and other exit costs. If the actual amounts differ from our estimates, the amount of the restructuring charges could be materially impacted. For a full description of our restructuring actions, see Note 3.

RECENT ACCOUNTING PRONOUNCEMENTS

        In July 2006, the FASB issued FIN 48. Under FIN 48 a company recognizes the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. FIN 48 clarifies how a company would measure the income tax benefits from the tax positions that are recognized, provides guidance as to the timing of the derecognition of previously recognized tax benefits and describes the methods for classifying and disclosing the liabilities within the financial statements for any unrecognized tax benefits. FIN 48 also addresses when a company should record interest and penalties related to tax positions and how the interest and penalties may be classified within the income statement and presented in the balance sheet. We adopted FIN 48 effective January 1, 2007 as described in Note 15.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 does not require any new fair value measurement. SFAS 157 requires prospective application for fiscal year ending December 31, 2008.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB No. 115 ("SFAS 159"). The Statement permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements in order to facilitate comparisons between entities choosing different measurement attributes for similar types of assets and liabilities. SFAS 159 does not affect existing accounting requirements for certain assets and liabilities to be carried at fair value. This statement is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by us for the fiscal year ending December 31, 2008. We do not believe that the adoption of SFAS No. 159 will have a material impact on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141R, Business Combinations ("SFAS No. 141R"). SFAS No. 141R amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively.

RESULTS OF OPERATIONS

        The following discussion compares the historical results of operations for the years ended December 31, 2007, 2006 and 2005.

PRODUCT SALES

        The components of product sales are as follows (in thousands, except percentage amounts):

	Year ended December 31,			Dollar change from		Percentage change from
	2007	2006	2005	2006	2005	2006	2005
Probe arrays	$181,202	$170,359	$197,949	$10,843	$(27,590)	6%	(14)%
Reagents	59,902	43,283	42,428	16,619	855	38	2
Instruments	38,679	47,101	62,636	(8,422)	(15,535)	(18)	(25)

Total product sales	$279,783	$260,743	$303,013	$19,040	$(42,270)	7	(14)

        Total product sales increased in 2007 as compared to 2006. Probe array sales increased primarily due to the growth in genotyping unit sales of $23.3 million. This increase was partially offset by a decrease of $12.8 million related to a reduction in the average selling price of our probe arrays. Reagent sales grew primarily due to an increase of $9.9 million related to growth in unit sales and $6.7 million due to an increase in average selling price. The average selling price of our probe arrays decreased primarily due to the implementation of our strategy to grow our market share in the genotyping market in 2007 and a shift in the pricing for our bundled consumables between probe arrays and reagents for our new SNP 6.0 products. Instrument sales decreased primarily due to a decline of $4.0 million because of a drop in the average selling price of our GeneChip® Scanner 3000 and a decrease of $4.4 million primarily due to reduction in unit sales.

        Total product sales decreased in 2006 as compared to 2005. Probe array sales declined primarily due to a decrease of $25.4 million related to the reduction of the average selling price of our probe arrays primarily due to a decrease in the selling price of our current two-chip 500K genotyping product and a decrease of $2.2 million due to a decline in unit sales. Instrument sales decreased primarily due to a decrease of $9.7 million related to a decline in unit sales of our GeneChip® Scanner 3000, a decrease of $2.3 million due to a drop in unit sales of our GeneChip® Scanner 3000 high-resolution upgrades and a decrease of $3.2 million in unit sales of our automation equipment.

PRODUCT RELATED REVENUE (in thousands, except percentage amounts)

        The components of product related revenue are as follows:

	Year ended December 31,			Dollar change from		Percentage change from
	2007	2006	2005	2006	2005	2006	2005
Subscription fees	$3,809	$7,237	$12,448	$(3,428)	$(5,211)	(47)%	(42)%
Service and other	39,346	41,235	20,172	(1,889)	21,063	(5)	104
License fees and milestone revenue	14,649	14,568	14,557	81	11	1	0

Total product related revenue	$57,804	$63,040	$47,177	$(5,236)	$15,863	(8)	34

        Total product related revenue decreased in 2007 as compared to 2006 primarily due to a decrease in subscription fees of about $3.4 million due to our efforts to transition our customers to the volume-based pricing on array sales. There was also a decrease of approximately $2.1 million of other revenue related to our genotyping services business due to the variable timing of projects.

        Total product related revenue increased in 2006 as compared to 2005 primarily due to an increase in service and other revenue of approximately $19.3 million related to our genotyping services business. This increase was partially offset by the decline in subscription fees earned under our GeneChip® array access programs as we continue to transition customers to volume-based pricing on array sales.

        In January 2003, under the terms of an expanded collaboration agreement, Roche paid us an access fee of $70 million, which we recognized as a component of product related revenue in license fees over the research and development period of approximately five years. The amortization of this access fee was completed in 2007.

ROYALTY AND OTHER REVENUE (in thousands, except percentage amounts)

	Year ended December 31,			Dollar change from		Percentage change from
	2007	2006	2005	2006	2005	2006	2005
Royalties and other revenue	$21,687	$16,840	$8,339	$4,847	$8,501	29%	102%

        Royalties and other revenue increased in 2007 as compared to 2006 primarily due to the recognition of a $7.5 million non-recurring license fee related to a change of control provision. Our royalties and other revenues are primarily dependent on the issuance of new licenses and other intellectual property payments, which may fluctuate. For example, in the first quarter of 2008, we received a non-recurring $90.0 million intellectual property payment which will be recognized as other revenue.

        The increase in royalties and other revenue in 2006 as compared to 2005 was primarily related to the recognition of $9.5 million related to a license agreement entered into in the second half of 2006 with no continuing performance obligations. We also recorded an additional $5.3 million in deferred revenue related to this license agreement which will be recognized when the payment is received. We expect to receive this payment in 2008.

REVENUE FROM PERLEGEN SCIENCES, INC. (in thousands, except percentage amounts)

	Year ended December 31,			Dollar change from		Percentage change from
	2007	2006	2005	2006	2005	2006	2005
Revenue from Perlegen Sciences	$12,046	$14,694	$9,073	$(2,648)	$5,621	(18)%	62%

        Perlegen revenue decreased in 2007 primarily due to lower demand for our commercial products. In the fourth quarter of 2006, we entered into new supply agreements with Perlegen, which include terms that are generally consistent with our standard supply terms and discontinued the requirement for royalty payments.

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

PRODUCT AND PRODUCT RELATED GROSS MARGINS (in thousands, except percentage amounts)

	Year ended December 31,			Dollar/Point change from
	2007	2006	2005	2006	2005
Gross margin on product sales	$175,646	$166,167	$218,305	$9,479	$(52,138)
Gross margin on product related revenue	27,993	33,891	35,627	(5,898)	(1,736)

Gross margin on product and product related revenue	$203,639	$200,058	$253,932	$3,581	$(53,874)

Product gross margin as a percentage of product sales	62.8%	63.7%	72.0%	(0.9)%	(8.3)%
Product related gross margin as a percentage of product related revenue	48.4%	53.8%	75.5%	(5.4)%	(21.7)%

        The 0.9 point decrease in product gross margin in 2007 as compared to 2006 is primarily due to the following factors: 2.2 points of the decrease is attributable to a decline in the average selling price of our probe arrays as we implemented a strategy to increase our market share in the genotyping market in 2007 and a shift in the pricing for our bundled consumables between probe arrays and reagents for our new SNP 6.0 products; 1.5 points of the decrease is attributable to a decline in the average selling price of our instrumentation products; and 1.3 points of the decrease is attributable to higher costs of production for reagents. These decreases were partially offset by a increase of 4.3 points due to the growth in genotyping unit sales.

        The 5.4 point decrease in product related gross margins in 2007 is primarily due to a shift in product mix as our genotyping services business grew as a percentage of total product related sales. In addition, sales of our GeneChip® array access agreements declined as we continued to transition customers to volume-based discounting on product sales.

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

COST OF PERLEGEN REVENUES (in thousands, except percentage amounts)

	Year ended December 31,			Dollar change from		Percentage change from
	2007	2006	2005	2006	2005	2006	2005
Cost of revenue from Perlegen Sciences	$4,768	$5,218	$5,154	$(450)	$64	(9)%	1%

        Cost of Perlegen revenue decreased in 2007 as compared to 2006 due to decreased demand for our commercial products.

        Cost of Perlegen revenue was flat in 2006 as compared to 2005 primarily due to decreased demand by Perlegen for wafers used for internal research and development which are sold at our fully burdened cost of manufacturing which was offset by an increase in the costs of commercial products purchased by Perlegen.

RESEARCH AND DEVELOPMENT EXPENSES (in thousands, except percentage amounts)

	Year ended December 31,			Dollar change from		Percentage change from
	2007	2006	2005	2006	2005	2006	2005
Research and development	$72,740	$86,296	$77,404	$(13,556)	$8,892	(16)%	11%

        The decrease in research and development expenses in 2007 as compared to 2006 was primarily due to a $4.9 million decrease in supplies and purchased services due to cost cutting measures and re-prioritization of projects, a $2.7 million decrease in total compensation and benefits due to a reduction in headcount, and a decrease in stock-based compensation expense of $1.6 million.

        The increase in research and development expenses in 2006 as compared to 2005 was primarily due to an increase in headcount related costs of $5.6 million primarily due to our acquisition of ParAllele as well as an increase in new hires in the first half of 2006 and an increase of $3.7 million of stock-based compensation expense related to our adoption of SFAS 123R.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (in thousands, except percentage amounts)

	Year ended December 31,			Dollar change from		Percentage change from
	2007	2006	2005	2006	2005	2006	2005
Selling, general and administrative	$138,488	$145,126	$121,952	$(6,638)	$23,174	(5)%	19%

        The decrease in selling, general and administrative expenses in 2007 as compared to 2006 was primarily due to cost cutting efforts including $6.9 million of lower legal expenses, $6.0 million of lower headcount related costs and $2.8 million of lower stock-based compensation expense. These decreases were partially offset by an increase in variable compensation due to our improved operating results.

        The increase in selling, general and administrative expenses in 2006 as compared to 2005 was partially due to $10.0 million of stock-based compensation expense related to our adoption of SFAS 123R. Our stock-based compensation expense included a $1.1 million charge in the second quarter of 2006 due to the modification of an executive officer's stock option grant to include an extension of time to exercise as well as the vesting of certain stock options without a requisite service period. Additionally, legal expenses increased by $4.1 million in 2006 as we continued to defend our patent rights. In the third quarter of 2006, we also incurred approximately $1.1 million in costs related to our stock option review. Lastly, we saw an increase related to higher headcount related costs of $6.3 million in 2006.

ACQUIRED IN-PROCESS TECHNOLOGY (in thousands, except percentage amounts)

	Year ended December 31,			Dollar change from		Percentage change from
	2007	2006	2005	2006	2005	2006	2005
Acquired in-process technology	$—	$—	$8,315	$—	$(8,315)	—%	(100)%

        During the year ended December 31, 2005, we recorded a charge of approximately $8.3 million to acquired in-process technology upon the October 21, 2005 completion of our acquisition of ParAllele, a provider of comprehensive genetic discovery solutions to the life science research, pharmaceutical and diagnostic sectors. We utilized the assistance of a third party valuation specialist to help us determine the estimated fair value of certain research and development programs in-process at the acquisition date that had not yet reached technological feasibility and had no alternative future use. These projects primarily included the development of a DNA genotyping product and to a lesser extent certain RNA and other expression products. The fair values of these projects were determined using the Income Approach whereby we estimated each project's related future net cash flows between 2005 and 2015 and discounted them to their present value using a risk adjusted discount rate of 28%. This discount rate is based on our estimated weighted average cost of capital adjusted upward for the risks associated with the projects acquired. The projected cash flows from the acquired projects were based on estimates of revenues and operating profits related to the projects considering the stage of development of each potential product acquired, the time and resources needed to complete the development and approval of each product, the life of each potential commercialized product and the inherent difficulties and uncertainties in developing products and services based on complex genetic technologies and biochemical processes. As of October 21, 2005, the DNA genotyping project was 33% complete and the RNA & other projects were 40% complete and the expected costs to complete the DNA genotyping project were approximately $5.6 million and $1.5 million to complete the RNA and other projects. As of December 31, 2007, there was no significant update to the percentage of completion of the projects, nor the anticipated costs to complete as certain of the projects were delayed during 2006 as we re-prioritized our efforts in connection with our restructuring plans.

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

RESTRUCTURING (in thousands, except percentage amounts)

	Year ended December 31,			Dollar change from		Percentage change from
	2007	2006	2005	2006	2005	2006	2005
Restructuring	$15,296	$13,497	$—	$1,799	$13,497	13%	100%

Fiscal 2007 Restructuring Plan

        In July 2007, we announced that we will be consolidating an administrative facility located in Sunnyvale, California into our main campus in Santa Clara, California during the fourth quarter of 2007 (the "2007 Plan"). Additionally, in August and December 2007, we terminated certain employees in the research and development and selling, general and administrative functions. We estimate that the total restructuring expenses to be incurred in connection with the 2007 Plan will be approximately $4.6 million. Of this total, we estimate that approximately $3.0 million relates to employee severance and approximately $1.4 million, net of estimated sublease income of $1.6 million, relates to contract termination and $0.2 million of other costs associated with vacating the leased Kifer facility, which occurred during the fourth quarter of 2007. The estimated cash outlays to be incurred in connection with these restructuring activities are estimated to be approximately $4.6 million. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"), the costs relating to employee severance are being accrued over the remaining service periods of the employees.

        During 2007, we recognized approximately $2.9 million of expense related to employee termination benefits associated with the 2007 Plan, which was presented as a component of the line item labeled "Restructuring charges" in our Consolidated Statements of Operations.

Fiscal 2006 Restructuring Plan

        In the third quarter of 2006, we initiated a restructuring plan (the "2006 Plan") to better align certain of our expenses with our current business outlook. Our primary focus of the 2006 Plan was in the general and administrative functions and included rationalizing our facilities. In August 2006, we terminated certain employees in the general and administrative functions. Additionally, in September 2006, we announced our plan to close our Bedford, Massachusetts based instrumentation manufacturing and development facility. We consolidated the Bedford facility's instrument manufacturing operations with our probe array manufacturing facility in West Sacramento, California. Our instrumentation development capabilities were consolidated with our principal research and development facilities located in Santa Clara, California. Implementation of the 2006 Plan began in the fourth quarter of 2006 and continued into the first half of 2007 and eliminated or transferred certain positions. The closure of our Bedford, Massachusetts facility was substantially completed by the third quarter of fiscal 2007.

        We estimate that the total restructuring expenses to be incurred in connection with the 2006 Plan will be approximately $25.3 million. Of this total, we estimate that $20.2 million relates to employee severance and relocation benefits, $2.9 million relates to contract termination costs associated with vacating the leased Bedford facility, net of estimated sublease income of $6.7 million,, and approximately $2.2 million relates to other restructuring costs such as fixed asset write-downs and equipment and inventory relocation costs. We incurred restructuring expenses beginning in the third quarter of 2006 and continued incurring related expenses through the third quarter of 2007. Cash outlays incurred in connection with these restructuring activities are estimated to be approximately $16.8 million. In accordance with SFAS 146, the costs relating to employee severance and relocation were accrued over the remaining service periods of the employees.

        During the third and fourth quarters of 2006, we recognized approximately $13.5 million of expense which was presented in a single line item labeled "Restructuring charges" in our Consolidated Statements of Operations, of which approximately $7.5 million of the expense related to the modification of a former employee's equity awards, all of which became fully vested under the terms of a prior leave of absence agreement when he was involuntarily terminated in connection with the plan.

        We have incurred total restructuring charges for both the 2006 Plan and the 2007 Plan of approximately $15.3 million and $13.5 million for fiscal years 2007 and 2006, respectively.

        In February 2008, we implemented a restructuring plan in order to optimize our production capacity and cost structure to enable us to increase our future gross margins. We intend to move, by the end of 2008, the majority of our probe array manufacturing from our West Sacramento, California facility to our Singapore facility. In connection with this plan, we expect to incur total non-cash charges in the first quarter of 2008 of $12 million to $15 million related to the abandonment of certain long-lived manufacturing assets and approximately $0.5 million in cash outlays related to employee severance. Depending on the rate at which we transfer production capacity to Singapore, we may incur additional charges in 2008 associated with the reduction of capacity in West Sacramento, California.

INTEREST INCOME AND OTHER, NET (in thousands, except percentage amounts)

        The components of interest income and other, net, are as follows:

	Year ended December 31,			Dollar change from		Percentage change from
	2007	2006	2005	2006	2005	2006	2005
Interest income	$13,812	$11,283	$8,118	$2,529	$3,165	22%	39%
Realized loss in Perlegen	—	—	(2,000)	—	2,000	—	100
Write down of equity investment, net	(3,861)	(211)	(171)	(3,650)	(40)	(1,730)	(23)
Currency gains (losses), net	276	3,003	470	(2,727)	2,533	(91)	539
Other	5,193	3	323	5,190	(320)	173,000	(99)

Total interest income and other, net	$15,420	$14,078	$6,740	$1,342	$7,338	10	109

        Interest income and other, net increased in 2007 as compared to 2006 primarily due to an increase in our cash and marketable securities balances, higher yields on those balances and the recognition of a $6.0 million net gain on an equity investment. These increases were partially offset by the write-down of a non-marketable equity investment of $3.0 million and a decrease in currency gains.

        Interest income increased in 2006 as compared to 2005 due to an increase in the returns on our cash and marketable securities balances. In 2006, we also realized a $1.6 million currency gain on assets held in various foreign currencies. In 2005, we realized losses related to the recognition of our proportionate share of Perlegen's net loss. The carrying value of our investment in Perlegen was written down to zero at December 31, 2005; therefore, to the extent we do not make any additional future investments in Perlegen, we do not expect further expenses related to this investment.

INTEREST EXPENSE (in thousands, except percentage amounts)

	Year ended December 31,			Dollar change from		Percentage change from
	2007	2006	2005	2006	2005	2006	2005
Interest expense	$3,218	$1,600	$1,545	$1,618	$55	101%	4%

        Interest expense increased in 2007 as compared to 2006 as we began recognizing interest expense on our $316.3 million 3.50% senior convertible notes issued in November 2007.

        Interest expense remained flat in 2006 as compared to 2005. Interest expense in 2006 and 2005 primarily consists of interest and amortization of the debt issuance costs associated with our $120.0 million 0.75% senior convertible notes issued in December 2003.

INCOME TAX PROVISION (BENEFIT) (in thousands, except percentage amounts)

	Year ended December 31,			Dollar change from		Percentage change from
	2007	2006	2005	2006	2005	2006	2005
Income tax provision (benefit)	$5,689	$7,637	$(3,179)	$(1,948)	$10,816	(26)%	340%

        The provision for income taxes in 2007 is less than the 35% U.S. federal statutory rate applied to consolidated income before income taxes primarily due to income tax benefits related to federal and state research tax credits in the United States and due to income generated in foreign jurisdictions taxed at a lower rate than the U.S. federal statutory rate. In 2006, the provision for income taxes was more than the 35% U.S. federal statutory rate primarily due to losses incurred in foreign jurisdictions and the tax impact of non-deductible stock-based compensation expenses under SFAS 123R. In 2005, the benefit for income taxes was more than the 35% U.S. federal statutory rate primarily due to the reduction in the valuation allowance for certain deferred tax assets.

        A portion of our operations in Singapore operate under various tax holidays and tax incentive programs, which expire in whole or in part at various dates through 2017. There was a minimal net impact from these tax holidays and tax incentive programs for the year ended December 31, 2007.

        SFAS No. 109, Accounting for Income Taxes ("SFAS 109") provides for the recognition of deferred tax assets if realization of such assets is more likely than not. As of December 31, 2007, current net deferred tax assets totaled $28.7 million. Non-current net deferred tax assets totaled $18.3 million. We considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized using factors that include historical book income, the scheduled reversal of temporary differences, and projected future book and taxable income in making this assessment.

        Based upon the weight of available evidence, as of December 31, 2007, we provided for a valuation allowance of $64.6 million against our net deferred tax assets, of which $53.1 million of the valuation allowance is recorded to offset benefits relating to stock options. This amount of the valuation allowance will not be reduced until the benefit reduces tax that would otherwise be due.

        If we determine that we would not be able to realize all or part of our net deferred tax assets in the future, we would record a charge to income and an adjustment to deferred tax assets in the period in which we make that determination.

        As of December 31, 2007, we had net operating loss carryforwards of $133.9 million for U.S. federal purposes, which expire in the years 2020 through 2027. For state purposes, we had net operating loss carryforwards of $64.7 million, which expire in the years 2010 through 2017. Additionally, we have federal and state research and development tax credit carryforwards and other various tax credit carryforwards of approximately $50.4 million, which expire in the years 2008 through 2027, if not utilized. Utilization of our net operating loss and tax credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss or tax credits before utilization.

LIQUIDITY AND CAPITAL RESOURCES

Cashflow (in thousands)

	Year ended December 31,
	2007	2006	2005
Net cash provided by operating activities	$32,336	$31,262	$64,613
Net cash used in investing activities	(194,096)	(22,350)	(82,304)
Net cash provided by financing activities	330,930	9,758	74,846
Effect of foreign currency translation on cash and cash equivalents	411	157	486

Net increase in cash and cash equivalents	$169,581	$18,827	$57,641

Net Cash Provided by Operating Activities

        Cash provided by operating activities is net income (loss) adjusted for certain non-cash items and changes in operating assets and liabilities. Cash provided by operating activities was comprised of a net income of $12.6 million, non-cash depreciation and amortization of $32.1 million and non-cash stock-based compensation expense of $10.7 million. Significant changes in assets and liabilities are as follows:

        Our total accounts receivable, including Perlegen, was $81.9 million at December 31, 2007, an increase of $4.1 million from December 31, 2006. The increase is primarily due to the growth in sales.

        Our inventory balance was $42.9 million at December 31, 2007, a decrease of $3.6 million from December 31, 2006. The decrease is primarily due to better asset utilization.

        Our prepaid expenses and other assets balance was $59.9 million at December 31, 2007, an increase of $17.0 million from December 31, 2006. The increase is related to the timing of payments and an increase in other non-trade receivables.

        Our deferred revenue balance was $26.4 million at December 31, 2007, a decrease of $13.8 million from December 31, 2006. The decrease was primarily due to the completion of our Roche license amortization.

Net Cash Used in Investing Activities

        Our investing activities, other than purchases, sales and maturities of available-for-sale securities, primarily consist of capital expenditures, strategic investments and purchased technology rights.

        Cash used for capital expenditures was $27.4 million, $79.3 million and $40.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. Our capital expenditures in 2007 primarily related to the completion of our manufacturing expansion and the capitalization of our new enterprise resource planning system. Our capital expenditures in 2006 primarily related to our manufacturing expansion in West Sacramento and capital costs related to our new manufacturing facility in Singapore. Capital expenditures in 2005 related to continued expansion in our operating facilities, investments in information management systems, and purchases of production and lab equipment.

        In January 2008, we paid approximately $75.0 million for the acquisition of USB Corporation, a privately held Cleveland, Ohio based-company that develops, manufactures and markets an extensive line of molecular biology and biochemical reagent products.

Net Cash Provided by Financing Activities

        Our financing activities for fiscal 2007 primarily consist of the issuance of $316.3 million principal amount of 3.50% senior convertible note due 2038 in November 2007. Interest on the 3.50% senior convertible notes is due January 15th and July 15th of each year, beginning July 15, 2008.

        Cash provided by the issuance of stock under our employee stock plan was $13.7 million, $9.3 million and $74.7 million in 2007, 2006 and 2005, respectively.

Liquidity

        We have financed our operations primarily through product sales, sales of equity and debt securities, collaborative agreements, interest income, and licensing of our technology. As of December 31, 2007, we had cash, cash equivalents, and available-for-sale securities of approximately $584.3 million. We anticipate that our existing capital resources along with the cash to be generated from operations, including a $90.0 million intellectual property payment received from Illumina in January 2008, will enable us to maintain currently planned operations, acquisitions (including our January 2008 acquisition of USB Corporation for approximately $75 million) and capital expenditures (estimated to be approximately $30.2 million for the year ending December 31, 2008), for the foreseeable future.

        However, this expectation is based on our current operating and financing plans, which are subject to change, and therefore we could require additional funding. Factors that may cause us to require additional funding may include: future acquisitions; our ability to maintain existing collaborative and customer arrangements and establish and maintain new collaboration and customer arrangements; the progress of our research and development programs; initiation or expansion of research programs and collaborations; the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; the effectiveness of product commercialization activities and arrangements; the purchase of patent licenses; and other factors.

        As of December 31, 2007, we have no credit facility or other committed sources of capital. To the extent capital resources are insufficient to meet future capital requirements; we will have to raise additional funds to continue the development of our technologies. There can be no assurance that such funds will be available on favorable terms, or at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to our stockholders. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into collaboration agreements on unattractive terms. Our inability to raise capital would have a material adverse effect on our business, financial condition and results of operations.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

        As of December 31, 2007, we have no off balance sheet arrangements. The impact that our contractual obligations as of December 31, 2007 are expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

	Total	2008	2009-2010	2011-2012	After 2012
Senior convertible notes	$436,250	$120,000	$—	$—	$316,250
Interest on senior convertible notes(1)	56,245	11,969	22,138	22,138	—
Operating leases	41,235	10,711	13,629	11,695	5,200
Purchase commitments(2)	1,630	1,630	—	—	—
Other commitments(3)	500	—	500	—	—

Total contractual obligations	$535,860	$144,310	$36,267	$33,833	$321,450

(1)
Our 0.75% senior convertible notes are due in 2033, however, holders may require us to repurchase all or a portion of their notes on December 31, 2008, 2013, 2018, 2023, and 2028. Our 3.50% senior convertible notes are due in 2038, however, holders may require us to repurchase all or a portion of their notes on January 15, 2013, 2018 and 2028.

(2)
Purchase commitments include agreements to purchase goods or services that are enforceable and legally binding on Affymetrix and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(3)
Other commitments includes a funding obligation to support two fellowships under the Bio-X Program at Stanford.

        The above table does not reflect unrecognized tax benefits of approximately $14.9 million, the timing of which is uncertain. Refer to Note 15 in the consolidated financial statements for additional discussion on unrecognized tax benefits.

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

        The table below presents principal amounts and related weighted interest rates by year of maturity for our available-for-sale securities and our debt obligations (in thousands, except percentage amounts). These amounts are primarily denominated in United States dollars, and the fair value of each as of December 31, 2007 and 2006. Our available for sale securities are classified on our balance sheet in cash and cash equivalents, available-for-sale securities—short-term and available-for-sale securities—long-term.

	Periods of Maturity					Fair Value at December 31, 2007
	2008	2009	2010	Thereafter	Total
ASSETS:
Available-for-sale securities	$450,649	$90,322	$—	$—	$540,971	$537,488
Average interest rate	1.3%	4.8%	—	—
LIABILITIES:
0.75% senior convertible notes due 2033	$120,000	$—	$—	$—	$120,000	$120,150
Average interest rate	0.75%
3.50% senior convertible notes due 2038	$—	$—	$—	$316,250	$316,250	$341,259
Average interest rate				3.5%

	Periods of Maturity					Fair Value at December 31, 2006
	2007	2008	2009	Thereafter	Total
ASSETS:
Available-for-sale securities	$128,331	$10,564	$—	$—	$138,895	$138,997
Average interest rate	3.5%	4.8%	—	—
LIABILITIES:
0.75% senior convertible notes due 2033	$—	$120,000	$—	$—	$120,000	$120,473
Average interest rate		0.75%

Foreign Currency Exchange Rate Risk

        We derive a portion of our revenues in foreign currencies, predominantly in Europe and Japan. In addition, a portion of our assets are held in nonfunctional currencies of our subsidiaries. In early 2003, we began hedging activities by using currency forward contracts to manage a portion of the currency exposures created from our activities denominated in foreign currencies. Our hedging program is designed to reduce, but does not entirely eliminate, the impact of currency exchange rate movements. Prior to 2007, we hedged a percentage of forecasted international revenue with forward contracts and the gains and losses on these contracts largely offset gains and losses on the transactions being hedged. Our revenue hedging policy is designed to reduce the negative impact on our forecasted revenue due to foreign currency exchange rate movements. In 2007, we did not carry or initiate new currency forward contracts on a percentage of forecasted international revenue, based on management's internal assessment of the risk posed by extrapolating historical and potential future currency rate changes. Management will continue to reevaluate this risk on an ongoing basis. As of December 31, 2007, we had no open hedging contracts.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Affymetrix, Inc.

        We have audited the accompanying consolidated balance sheets of Affymetrix, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Affymetrix, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Notes 2, 14 and 15 to the consolidated financial statements, Affymetrix, Inc. changed its method of accounting for stock-based compensation as of January 1, 2006 and its method of accounting for uncertain tax positions as of January 1, 2007.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Affymetrix, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
San Jose, California February 28, 2008

AFFYMETRIX, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2007	2006
ASSETS:
Current assets:
Cash and cash equivalents	$288,644	$119,063
Available-for-sale securities—short-term portion	205,718	118,088
Accounts receivable (net of allowances of $2,372 in 2007 and $1,534 in 2006)	81,552	75,553
Accounts receivable from Perlegen Sciences	389	2,290
Inventories	42,912	46,506
Deferred tax assets—current portion	28,584	13,534
Notes receivable from employees—current portion	1,376	—
Prepaid expenses and other current assets	17,933	8,858

Total current assets	667,108	383,892
Available-for-sale securities—long-term portion	89,912	10,601
Property and equipment, net	143,884	141,322
Acquired technology rights, net	46,797	55,125
Goodwill	125,050	124,916
Deferred tax assets—long-term portion	18,426	29,170
Notes receivable from employees—long-term portion	487	2,186
Other assets	41,927	34,003

Total assets	$1,133,591	$781,215

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable and accrued liabilities	$61,543	$62,893
Deferred revenue—current portion	22,498	30,697

Total current liabilities	84,041	93,590
Deferred revenue—long-term portion	3,922	9,562
Other long-term liabilities	10,971	5,100
Convertible notes	436,250	120,000
Commitments and contingencies (Note 12)
Stockholders' equity:
Convertible redeemable preferred stock, $0.01 par value; 5,000 shares authorized; no shares issued and outstanding at December 31, 2007 and 2006	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 69,217 and 67,922 shares issued and outstanding at December 31, 2007 and 2006, respectively	692	679
Additional paid-in capital	704,189	674,428
Accumulated other comprehensive income (loss)	1,998	(1,717)
Accumulated deficit	(108,472)	(120,427)

Total stockholders' equity	598,407	552,963

Total liabilities and stockholders' equity	$1,133,591	$781,215

See Accompanying Notes

AFFYMETRIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2007	2006	2005
REVENUE:
Product sales	$279,783	$260,743	$303,013
Product related revenue	57,804	63,040	47,177

Total product and product related revenue	337,587	323,783	350,190
Royalties and other revenue	21,687	16,840	8,339
Revenue from Perlegen Sciences	12,046	14,694	9,073

Total revenue	371,320	355,317	367,602

COSTS AND EXPENSES:
Cost of product sales	104,137	94,576	84,708
Cost of product related revenue	29,811	29,149	11,550
Cost of revenue from Perlegen Sciences	4,768	5,218	5,154
Research and development	72,740	86,296	77,404
Selling, general and administrative	138,488	145,126	121,952
Stock-based compensation	—	—	1,106
Acquired in-process technology	—	—	8,315
Restructuring charges	15,296	13,497	—

Total costs and expenses	365,240	373,862	310,189

Income (loss) from operations	6,080	(18,545)	57,413
Interest income and other, net	15,420	14,078	6,740
Interest expense	(3,218)	(1,600)	(1,545)

Income (loss) before income taxes	18,282	(6,067)	62,608
Income tax provision (benefit)	5,689	7,637	(3,179)

Net income (loss)	12,593	(13,704)	65,787

Basic net income (loss) per common share	$0.18	$(0.20)	$1.03

Diluted net income (loss) per common share	$0.17	$(0.20)	$0.96

Shares used in computing basic net income (loss) per common share	68,242	67,386	63,816

Shares used in computing diluted net income (loss) per common share	83,064	67,386	70,586

See Accompanying Notes

AFFYMETRIX, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2007	2006	2005
Net income (loss)	$12,593	$(13,704)	$65,787
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	410	157	486
Unrealized gains (losses) on available-for-sale and non-marketable securities, net of tax	4,578	(192)	119
Reclassification adjustment for (losses) gains in net income (loss)	(1,273)	107	(157)
Unrealized (losses) gains on cash flow hedges, net of tax	(18)	(18)	544
Reclassification adjustment for gains (losses) in net income (loss)	18	(544)	1,152

Net change in other comprehensive income (loss)	3,715	(490)	2,144

Comprehensive income (loss)	$16,308	$(14,194)	$67,931

See Accompanying Notes

AFFYMETRIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER EQUITY

(In thousands)

	Year Ended December 31,
	2007	2006	2005
Convertible redeemable preferred stock:
Balance, beginning of year	$—	$—	$—

Balance, end of year	—	—	—

Common stock:
Balance, beginning of year	679	672	616
Common stock issued	13	7	56

Balance, end of year	692	679	672

Additional paid-in capital:
Balance, beginning of year	674,428	646,186	428,717
Issuance of common stock upon exercise of stock options and warrants and issuances of restricted stock	13,714	9,248	77,285
Issuance of common stock from acquisition of ParAllele	—	—	107,112
Stock-based compensation expense from stock options and restricted stock	10,727	15,050	—
Stock-based compensation expense from stock options recorded as restructuring charges	—	7,544	—
Income tax benefit from employee stock option exercises	5,320	7,199	33,072
Reclass of deferred compensation into APIC pursuant to SFAS 123R	—	(10,799)	—

Balance, end of year	704,189	674,428	646,186

Deferred stock compensation:
Balance, beginning of year	—	(10,799)	(4,265)
Reclass of deferred compensation into APIC pursuant to SFAS 123R	—	10,799	—
Amortization of deferred stock compensation	—	—	1,022
Unearned stock compensation, net of cancellations	—	—	(7,556)

Balance, end of year	—	—	(10,799)

Accumulated other comprehensive (loss):
Balance, beginning of year	(1,717)	(1,227)	(3,371)
Unrealized gain (loss) on investments, net of tax	3,305	(85)	(38)
Unrealized (loss) gain on hedging contracts, net of tax	—	(562)	1,696
Foreign currency translation adjustment, net of tax	410	157	486

Balance, end of year	1,998	(1,717)	(1,227)

Accumulated deficit:
Balance, beginning of year	(120,427)	(106,723)	(172,510)
Net (loss) income	12,593	(13,704)	65,787
Net effect of tax adjustment for adoption of FIN 48	(638)	—	—

Balance, end of year	(108,472)	(120,427)	(106,723)

Total stockholders equity	$598,407	$552,963	$528,109

Number of shares of common stock
Balance, beginning of year	67,922	67,220	61,588
Issuance of common stock for cash or services	1,295	702	3,346
Issuance of common stock for acquisition of ParAllele	—	—	2,286

Balance, end of year	69,217	67,922	67,220

See Accompanying Notes

AFFYMETRIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$12,593	$(13,704)	$65,787
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	23,779	22,796	20,467
Amortization of intangible assets	8,328	8,315	7,731
Charge for acquired in-process technology	—	—	8,315
Amortization of investment premiums, net	(648)	(101)	(1,177)
Excess tax benefits for stock-based compensation	(952)	(504)	—
Stock-based compensation	10,726	15,050	1,106
Restructuring charges	188	13,497	—
Write-down of equity investments	3,861	211	172
Realized loss on equity method investment in Perlegen Sciences	—	—	2,000
Realized (gain) loss on the sales of investments	(599)	(45)	145
Deferred tax assets	3,515	8,755	(10,971)
Amortization of debt offering costs	931	758	759
Accretion of interest on notes receivable	(62)	(62)	(98)
Loss on disposal of equipment	1,257	781	12
Changes in operating assets and liabilities:
Accounts receivable, net	(4,098)	19,267	(94)
Inventories	3,594	(10,526)	(15,137)
Prepaid expenses and other assets	(15,889)	(7,978)	3,143
Accounts payable and accrued liabilities	(1,538)	(15,173)	(4,115)
Deferred revenue	(13,839)	(10,991)	(13,203)
Other long-term liabilities	1,189	916	(229)

Net cash provided by operating activities	32,336	31,262	64,613

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(27,419)	(79,339)	(40,166)
Purchases of available-for-sale securities	(280,133)	(103,977)	(227,290)
Proceeds from sales and maturities of available-for-sale securities	112,588	162,341	206,395
Purchase of non-marketable equity investments	(800)	(1,125)	(3,500)
Purchase of non-marketable equity investments in Perlegen	—	—	(2,000)
Capital distribution from non-marketable investment	1,668	—	411
Purchases of technology rights	—	(250)	(750)
Issuance of loan to ParAllele BioScience, Inc.	—	—	(4,500)
Acquisition of ParAllele BioScience, Inc., net of cash acquired	—	—	(10,904)

Net cash used in investing activities	(194,096)	(22,350)	(82,304)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	13,728	9,254	74,705
Issuance of convertible subordinated notes	316,250	—	—
Excess tax benefits for stock-based compensation	952	504	—
Repayment of notes receivable from stockholders	—	—	141

Net cash provided by financing activities	330,930	9,758	74,846

Effect of exchange rate changes on cash and cash equivalents	411	157	486
Net increase in cash and cash equivalents	169,581	18,827	57,641
Cash and cash equivalents at beginning of year	119,063	100,236	42,595

Cash and cash equivalents at end of year	$288,644	$119,063	$100,236

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Recognition of deferred tax assets relating to tax benefits from employee stock plans	$5,320	$7,635	$32,853

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$904	$900	$900

Cash paid for income taxes	$2,369	$2,945	$2,001

See Accompanying Notes

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

        The consolidated financial statements include the accounts of Affymetrix and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company has accounted for its ownership interest in Perlegen Sciences, Inc. ("Perlegen") using the equity method since March 30, 2001 (see Note 11).

USE OF ESTIMATES

        The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

FOREIGN CURRENCY

        Assets and liabilities of non-U.S. subsidiaries that use the local currency as their functional currency are translated to U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive income (loss) within stockholders' equity. Income and expense accounts are translated at average exchange rates during the year. Foreign currency transaction gains and losses are recognized in interest income and other, net and were comprised of net gains of $0.3 million, $3.0 million and $0.5 million for the years ended December 31, 2007, 2006, and 2005, respectively.

        Beginning April 1, 2006, Affymetrix, UK Ltd, a wholly-owned subsidiary incorporated in the United Kingdom, and Affymetrix Pte Ltd, a wholly-owned subsidiary incorporated in Singapore, changed their functional currencies from their local currencies to the U.S. dollar. The change in the functional currency of these subsidiaries is in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, Foreign Currency Translation, ("SFAS 52") and reflects the changed

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

economic facts and circumstances pertaining to these subsidiaries. Under the requirements of SFAS 52, the Company assessed the various economic factors relating to Affymetrix, UK Ltd and Affymetrix Pte Ltd and concluded that due to changes in facts, circumstances, scope of operations and business practices, the U.S. dollar is now the currency of the primary economic environment in which these subsidiaries operate. Consequently, these subsidiaries will no longer generate translation adjustments which would impact the balance of accumulated other comprehensive income. Translation adjustments from prior periods will continue to remain in accumulated other comprehensive income.

CASH EQUIVALENTS, AVAILABLE-FOR-SALE SECURITIES AND INVESTMENTS

  Marketable Securities

        The Company's investments consist of U.S. government notes and bonds; corporate notes, bonds and asset-backed securities; mortgaged-backed securities, municipal notes and bonds; and publicly traded equity securities. The Company reports all debt securities with maturities at the date of purchase of three months or less that are readily convertible into cash and have insignificant interest rate risk as cash equivalents. Cash equivalents and available-for-sale securities consist of marketable equity and debt securities. Management determines the appropriate classification of debt securities at the time of purchase. As of December 31, 2007 and 2006, the Company's investments in debt securities are classified as available-for-sale and are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders' equity. The cost of debt securities is adjusted for amortization of premiums and discounts to maturity. This amortization is included in interest income and other, net. Realized gains and losses, as well as interest income, on available-for-sale securities are also included in interest income and other, net. The cost of securities sold is based on the specific identification method. The fair values of securities are based on quoted market prices. The Company includes its available-for-sale securities that have an effective maturity of less than twelve months as of the balance sheet date in current assets and those with an effective maturity greater than twelve months as of the balance sheet date in non-current assets. The Company monitors its investment portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. Fair values for investments in public companies are determined using quoted market prices.

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

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ACCOUNTS RECEIVABLE

        Trade accounts receivable are recorded at net invoice value. The Company considers amounts past due based on the related terms of the invoice. The Company reviews its exposure to amounts receivable and provides an allowance for specific amounts if collectability is no longer reasonably assured. The Company also provides an allowance for a percentage of the gross trade receivable balance (excluding any specifically reserved amounts) based on its collection history.

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

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

GOODWILL AND ACQUIRED TECHNOLOGY RIGHTS

        Goodwill represents the difference between the purchase price and the estimated fair value of the net assets acquired arising from business combinations. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), goodwill is subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach. As of December 31, 2007 and 2006, goodwill relates to the acquisition of Neomorphic in October 2000 and the acquisition of ParAllele in October 2005. There is no impairment of goodwill for any period presented.

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

INCOME TAXES

        Income tax expense is based on pre-tax financial accounting income. Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company must then assess the likelihood that the resulting deferred tax assets will be realized. To the extent the Company believes that realization is not more likely than not, the Company establishes a valuation allowance. Significant estimates are required in determining the Company's provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance to be recorded against our net deferred tax asset. Some of these estimates are based on interpretations of existing tax laws or regulations. The Company believes that its estimates are reasonable and that its reserves for income tax related uncertainties are adequate. Various internal and external factors may have favorable or unfavorable effects on the Company's future effective tax rate. These factors include, but are not limited to, changes in tax laws, regulations and/or rates, changing interpretations of existing tax laws or regulations, changes in the valuation of our deferred tax assets or liabilities, future levels of research and development spending, nondeductible expenses, changes in overall levels of characterization and geographical mix of pretax earnings (losses) and ultimate outcomes of income tax audits.

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

CONTINGENCIES

        The Company is subject to various legal proceedings principally related to intellectual property matters. Based on the information available at the most recent balance sheet date, the Company assesses the likelihood of any material adverse judgments or outcomes that may result from these matters, as well as the range of possible or probable loss, if any. If losses are probable and reasonably estimable, the Company will record a reserve in accordance with SFAS 5, Accounting for Contingencies. Any reserves recorded may change in the future due to new developments in each matter.

REVENUE RECOGNITION

  Overview

        The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. In instances where final acceptance of the product or system is required, revenue is deferred until all the acceptance criteria have been met.

        The Company derives the majority of its revenue from product sales of GeneChip® probe arrays, reagents, and related instrumentation that may be sold individually or combined with any of the product or product related revenue items listed below. When a sale combines multiple elements, the Company accounts for multiple element arrangements under Emerging Issues Task Force Issue No. 00-21 ("EITF 00-21"), Revenue Arrangements with Multiple Deliverables.

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

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

amounts contained in each agreement. The costs associated with these grants are reported as research and development expense.

        License revenues are generally recognized upon execution of the agreement unless the Company has continuing performance obligations, in which case the license revenue is recognized ratably over the period of expected performance.

  Transactions with Distributors

        The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price is fixed or determinable, and collectability is reasonably assured. The Company's agreements with distributors do not include rights of return.

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

SOFTWARE DEVELOPMENT COSTS

        SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. The Company's software is deemed to have achieved technologically feasibility at the point a working model of the software product is developed. The Company has capitalized approximately $4.5 million and $2.6 million costs incurred subsequent to the establishment of technological feasibility for the years ended December 31, 2007 and 2006, respectively. These costs began to be amortized to cost of product sales in the fourth quarter of 2007. The costs of developing routine software enhancements are expensed as research and development as incurred because of the short time between the determination of technological feasibility and the date of general release of the related products.

        The Company applies Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. In 2007 and 2006, the Company capitalized approximately $10.7 million and $4.8 million, respectively, related to the implementation of an enterprise resources planning system. The costs associated with software developed for internal use will be amortized at the time in which the software is ready for its intended use.

ADVERTISING COSTS

        The Company expenses advertising costs as incurred. Advertising costs were $0.5 million for 2007, $1.5 million for 2006, and $1.9 million for 2005.

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

STOCK-BASED COMPENSATION

        Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment ("SFAS 123R") using the modified prospective transition method. Under the modified prospective transition method, prior periods are not restated for the effect of SFAS 123R. Commencing with the first quarter of 2006, compensation cost includes all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes the fair value of its stock option awards as compensation expense over the requisite service period of each award, generally four years. Compensation expense related to stock options granted prior to January 1, 2006 is recognized using the graded method while compensation expense related to stock options granted on or after January 1, 2006 is recognized on a straight-line basis.

        Prior to the adoption of SFAS 123R, the Company applied SFAS 123, amended by SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure ("SFAS 148"), which allowed companies to apply the existing accounting rules under APB 25, "Accounting for Stock Issued to Employees," and related Interpretations. In general, as the exercise price of options granted under the Company's plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost was recognized in the Company's net income (loss) for periods prior to the adoption of SFAS 123R. As required by SFAS 148 prior to the adoption of SFAS 123R, the Company provided pro forma net income (loss) and pro forma net income (loss) per common share disclosures for stock-based awards, as if the fair-value-based method defined in SFAS 123 had been applied. See Note 14 for further information regarding stock-based compensation.

COMPREHENSIVE INCOME (LOSS)

        Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on the Company's available-for-sale securities that are excluded from net income (loss), changes in fair value of derivatives designated as and effective as cash flow hedges, and foreign currency translation adjustments. Total comprehensive income (loss) has been disclosed in the consolidated statement of comprehensive income (loss).

        The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	December 31,
	2007	2006
Foreign currency translation adjustments, net of tax	$(342)	$(752)
Unrealized gains (losses) on available-for-sale and non-marketable securities, net of tax	2,356	(947)
Unrealized losses on cash flow hedges, net of tax	(16)	(18)

Accumulated other comprehensive income (loss)	$1,998	$(1,717)

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

NET INCOME (LOSS) PER COMMON SHARE

        Basic net income (loss) per common share is calculated using the weighted-average number of common shares outstanding during the period less the weighted-average shares subject to repurchase. Diluted income (loss) per common share gives effect to dilutive common stock subject to repurchase, stock options and warrants (calculated based on the treasury stock method), and convertible debt (calculated using an as-if-converted method).

        The following table sets forth a reconciliation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Year Ended December 31,
	2007	2006	2005
Numerator:
Net income (loss)—basic	$12,593	$(13,704)	$65,787
Add effect of dilutive securities:
Interest on convertible notes (inclusive of amortization of debt issuance costs)	1,937	—	1,659

Net income (loss)—diluted	$14,530	$(13,704)	$67,446

Denominator:
Weighted-average shares outstanding	68,727	67,479	63,912
Less: weighted-average shares of common stock subject to repurchase	(485)	(93)	(96)

Shares used in computing basic net income (loss) per common share	68,242	67,386	63,816
Add effect of dilutive securities:
Employee stock options	388	—	2,799
Common stock subject to repurchase	65	—	96
Warrants to purchase common stock	—	—	5
Convertible notes	14,369	—	3,870

Shares used in computing diluted net income (loss) per common share	83,064	67,386	70,586

Basic net income (loss) per common share	$0.18	$(0.20)	$1.03

Diluted net income (loss) per common share	$0.17	$(0.20)	$0.96

        Diluted earnings per share include certain common share equivalents from outstanding stock options (on the treasury stock method), common stock subject to repurchase, outstanding warrants to purchase common stock and convertible notes (on the as-if-converted basis).

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The securities excluded from diluted earnings per common share, on an actual outstanding basis, were as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Employee stock options	3,368	6,466	1,427
Restricted stock subject to repurchase	—	93	—
Convertible notes	—	3,870	—

Total	3,368	10,429	1,427

RESTRUCTURING

        The Company has in recent years engaged in, and may continue to engage in, restructuring actions, which require management to utilize significant estimates related to expenses for severance and other employee separation costs, lease cancellation, realizable values of assets that may become duplicative or obsolete, and other exit costs. If the actual amounts differ from the Company's estimates, the amount of the restructuring charges could be materially impacted. For a full description of the Company's restructuring actions, see Note 3.

RECENT ACCOUNTING PRONOUNCEMENTS

        In July 2006, the FASB issued FIN 48. Under FIN 48 a company recognizes the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. FIN 48 clarifies how a company would measure the income tax benefits from the tax positions that are recognized, provides guidance as to the timing of the derecognition of previously recognized tax benefits and describes the methods for classifying and disclosing the liabilities within the financial statements for any unrecognized tax benefits. FIN 48 also addresses when a company should record interest and penalties related to tax positions and how the interest and penalties may be classified within the income statement and presented in the balance sheet. The Company adopted FIN 48 effective January 1, 2007 as described in Note 15.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 does not require any new fair value measurement SFAS 157 requires prospective application for fiscal year ending December 31, 2008.

        In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB No. 115 ("SFAS 159"). The Statement permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements in order to facilitate comparisons between entities choosing different measurement attributes for similar types of assets and liabilities. SFAS 159 does not affect existing accounting requirements for certain assets and liabilities to

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

be carried at fair value. This statement is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company for the fiscal year ending December 31, 2008. The Company does not believe that the adoption of SFAS No. 159 will have a material impact on its consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141R, Business Combinations ("SFAS No. 141R"). SFAS No. 141R amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively.

NOTE 3—RESTRUCTURING

Fiscal 2007 Restructuring Plan

        In July 2007, the Company announced that it was consolidating an administrative facility located in Sunnyvale, California into its main campus in Santa Clara, California during the fourth quarter of 2007 (the "2007 Plan"). Additionally, in August and December 2007, the Company terminated certain employees in the research and development and selling, general and administrative functions. The Company estimates that the total restructuring expenses to be incurred in connection with the 2007 Plan will be approximately $4.6 million. Of this total, the Company estimates that approximately $3.0 million relates to employee severance and approximately $1.4 million relates to contract termination and $0.2 million of other costs associated with vacating the leased Kifer facility, net of estimated sublease income of $1.6 million. The Kifer facility was vacated during the fourth quarter of 2007. The estimated cash outlays to be incurred in connection with these restructuring activities are estimated to be approximately $4.6 million. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"), the costs relating to employee severance are being accrued over the remaining service periods of the employees.

        During 2007, the Company recognized approximately $2.9 million of expense related to employee termination benefits associated with the 2007 Plan, which was presented as a component of the line item labeled "Restructuring charges" in its Consolidated Statements of Operations.

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

NOTE 3—RESTRUCTURING (Continued)

        The activity in the accrued restructuring balances related to the 2007 Plan described above for the year ended December 31, 2007 was as follows (in thousands):

						As of December 31, 2007
	Balance as of December 31, 2006	2007 Charges	Cash Payments	Non-Cash Settlements	Balance as of December 31, 2007	Total costs to date	Total expected costs
Employee severance and relocation benefits	$—	$2,887	$(1,333)	$(259)	$1,295	$2,887	$3,000
Contract termination costs	—	1,216	(94)	—	1,122	1,216	1,400
Other restructuring costs	—	114	—	(114)	—	114	200

Total restructuring costs	$—	$4,217	$(1,427)	$(373)	$2,417	$4,217	$4,600

Fiscal 2006 Restructuring Plan

        In the third quarter of 2006, the Company initiated a restructuring plan (the "2006 Plan") to better align certain of its expenses with the Company's current business outlook. The Company's primary focus of the 2006 Plan was in the general and administrative functions and included rationalizing its facilities. In August 2006, the Company terminated certain employees in the general and administrative functions. Additionally, in September, the Company announced its plan to close its Bedford, Massachusetts based instrumentation manufacturing and development facility. The Company consolidated the Bedford facility's instrument manufacturing operations with its probe array manufacturing facility in West Sacramento, California. The Company's instrumentation development capabilities were consolidated with its principal research and development facilities located in Santa Clara, California. Implementation of the 2006 Plan began in the fourth quarter of 2006 and continued into the first half of 2007 and eliminated or transferred certain positions. The closure of the Bedford, Massachusetts facility was substantially completed by the third quarter of fiscal 2007.

        The Company estimates that the total restructuring expenses to be incurred in connection with the 2006 Plan will be approximately $25.3 million. Of this total, the Company estimates that $20.2 million relates to employee severance and relocation benefits, $2.9 million relates to contract termination costs associated with vacating the leased Bedford facility, net of estimated sublease income of $6.7 million, and approximately $2.2 million relates to other restructuring costs such as fixed asset write-downs and equipment and inventory relocation costs. The Company incurred restructuring expenses beginning in the third quarter of 2006 and continued incurring related expenses through the third quarter of 2007. Cash outlays incurred in connection with these restructuring activities are estimated to be approximately $16.8 million. In accordance with SFAS 146, the costs relating to employee severance and relocation were accrued over the remaining service periods of the employees.

        During the third and fourth quarters of 2006, the Company recognized approximately $13.5 million of expense which was presented in a single line item labeled "Restructuring charges" in the Company's Consolidated Statements of Operations, of which approximately $7.5 million of the expense related to the modification of a former Neomorphic employee's equity awards, all of which became fully vested

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

NOTE 3—RESTRUCTURING (Continued)

under the terms of a prior leave of absence agreement when he was involuntarily terminated in connection with the plan.

        The activity in the accrued restructuring balances related to the 2006 Plan described above for the year ended December 31, 2007 was as follows:

						As of December 31, 2007
	Balance as of December 31, 2006	2007 Charges	Cash Payments	Non-Cash Settlements	Balance as of December 31, 2007	Total costs to date	Total expected costs
Employee severance and relocation benefits	$4,130	$6,700	$(10,726)	$36	$140	$20,197	$20,200
Contract termination costs	—	2,391	(630)		1,761	2,391	2,900
Other restructuring costs	—	1,988	(986)	(1,002)	—	1,988	2,200

Total restructuring costs	$4,130	$11,079	$(12,342)	$(966)	$1,901	$24,576	$25,300

        In February 2008, the Company implemented a restructuring plan in order to optimize our production capacity and cost structure to enable us to increase its future gross margins. The Company intends to move, by the end of 2008, the majority of our probe array manufacturing from its West Sacramento, California facility to its Singapore facility. In connection with this plan, the Company expects to incur total non-cash charges in the first quarter of 2008 of $12 million to $15 million related to the abandonment of certain long-lived manufacturing assets and approximately $0.5 million in cash outlays related to employee severance. Depending on the rate at which the Company transfers production capacity to Singapore, it may incur additional charges in 2008 associated with the reduction of capacity in West Sacramento, California.

NOTE 4—COLLABORATIVE AGREEMENTS

        The Company has agreements with several entities to develop and test probe arrays for the detection of certain gene sequences, mutations or organisms. Under such agreements, the Company may receive development fees and may receive payments upon achievement of certain technical goals. The Company also has research agreements with many universities and research organizations. The Company's material agreement is described below.

F. Hoffmann-La Roche Ltd. ("Roche")

        In February 1998, the Company entered into a non-exclusive collaborative development agreement with F. Hoffmann-La Roche Ltd. ("Roche") to initially develop human probe array-based diagnostic products. Under the terms of the agreement the parties are collaborating to develop mutually agreed upon arrays, as well as associated instrumentation, software, and reagents. In January 2003, the Company expanded its collaboration with Roche by granting Roche access to our GeneChip® technologies to develop and commercialize GeneChip® diagnostic laboratory tests for DNA analysis, genotyping and resequencing applications, as well as for RNA expression analysis, in a broad range of human disease areas. Using our GeneChip® technologies, Roche intends to develop and market diagnostic tests for diseases such as cancer and osteoporosis and cardiovascular, metabolic, infectious

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

NOTE 4—COLLABORATIVE AGREEMENTS (Continued)

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

        The parties amended the collaborative development agreement in December 2006. Under the terms of the amendment, Roche is relieved of certain future license installment payments that would have been payable by Roche to Affymetrix under the agreement beginning in 2008, Affymetrix is relieved of certain "most favorable terms and conditions" obligations to Roche, and Roche has agreed to pay to Affymetrix additional milestone payments related to future commercial achievements. The license agreement is subject to Roche's option to terminate on December 31, 2010 or any time on or after December 31, 2015, with one year's prior notice. As part of the arrangement between the parties, Affymetrix will continue to manufacture and supply Roche with microarrays and related instrumentation based on Affymetrix' GeneChip® platform.

        The Company has assessed the revenue recognition of the December 2006 collaborative agreement amendment in accordance with EITF 00-21 to account for the multiple deliverables in the arrangement and to evaluate the revenue allocated to each of the units of accounting (the research and development period and the manufacturing and supply period). The Company has established objective and reliable evidence of fair market value for the manufacturing and supply period undelivered unit of accounting based on analysis of the pricing for similar manufacturing and supply agreements sold to other Powered by Affymetrix™ partners on a standalone basis that do not contain a research and development period. The Company has determined that the product transfer pricing, royalties on sales of diagnostic kits and milestone payments for technical and commercial achievements for the manufacturing and supply period unit of accounting in the amended Roche collaborative agreement reflects the established fair market value for these deliverables. In addition, the Company re-assessed the estimated remaining research and development period and determined that Roche's one-time, upfront payment of $70 million under the license agreement, which was paid to Affymetrix in the first quarter of 2003, should continue to be recognized as a component of product related revenue over the remaining estimated research and development period which was estimated to be through fiscal 2007. Research revenue under this contract was approximately $14.2 million for each of the three years ended December 31, 2007, 2006 and 2005, respectively. The amortization of this license agreement was completed in December 2007. The associated research costs are not significant for each of the years presented.

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

NOTE 5—CONCENTRATIONS OF RISK

        Cash equivalents and investments are financial instruments that potentially subject Affymetrix to concentrations of risk to the extent of amounts recorded in the consolidated balance sheets. Company policy restricts the amount of credit exposure to any one issuer and to any one type of investment, other than securities issued by the United States Government.

        The Company has not experienced significant credit losses from its accounts receivable. Affymetrix performs a regular review of its customer activity and associated credit risks and does not require collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectability of accounts receivable.

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

        Approximately 51% of the Company's product and product related revenue is generated from sales outside the United States. The Company's results of operations are affected by such factors as changes in foreign currency exchange rates, trade protection measures, longer accounts receivable collection patterns and changes in regional or worldwide economic or political conditions. The risks of the Company's international operations are mitigated in part by the extent to which its sales are geographically distributed and its foreign currency hedging program.

NOTE 6—AVAILABLE-FOR-SALE SECURITIES AND OTHER FINANCIAL INSTRUMENTS

Investments in Debt and Equity Securities

        The fair values of all available-for-sale securities are based on quoted market prices and are included in cash and cash equivalents, available-for-sale securities—short-term and available-for-sale

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

NOTE 6—AVAILABLE-FOR-SALE SECURITIES AND OTHER FINANCIAL INSTRUMENTS (Continued)

securities—long-term on the Company's Consolidated Balance Sheets based on the securities maturity. The following is a summary of available-for-sale securities as of December 31, 2007 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government obligations and agency securities	$409,002	$569	$—	$409,571
U.S. corporate debt securities	128,469	11	(1,453)	127,027
Non-U.S. equity securities	917	—	(27)	890

Total securities	$538,388	$580	$(1,480)	$537,488

Amounts included in:
Cash equivalents	$241,997	$35	$—	$242,032
Available-for-sale securites	296,391	545	(1,480)	295,456

Total securities	$538,388	$580	$(1,480)	$537,488

Amounts mature in:
Less than one year	$447,194	$409	$(27)	$447,576
One to two years	91,194	171	(1,453)	89,912

Total securities	$538,388	$580	$(1,480)	$537,488

        The following is a summary of available-for-sale securities as of December 31, 2006 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government obligations and agency securities	$16,800	$—	$(34)	$16,766
U.S. corporate debt securities	120,967	86	(135)	120,918
Non-U.S. equity securities	2,000	—	(707)	1,293

Total securities	$139,767	$86	$(876)	$138,977

Amounts included in:
Cash equivalents	$10,288	$—	$—	$10,288
Available-for-sale securites	129,479	86	(876)	128,689

Total securities	$139,767	$86	$(876)	$138,977

Amounts mature in:
Less than one year	$129,121	$—	$(745)	$128,376
One to two years	10,646	86	(131)	10,601

Total securities	$139,767	$86	$(876)	$138,977

        Realized gains and (losses) for the year ended December 31, 2007 were $0.2 million and $(0.2) million, respectively. Realized gains and (losses) for the year ended December 31, 2006 were $0.2 million and $(0.2) million, respectively. Realized gains and (losses) are included in interest income

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

NOTE 6—AVAILABLE-FOR-SALE SECURITIES AND OTHER FINANCIAL INSTRUMENTS (Continued)

and other, net in the accompanying Consolidated Statements of Operations. The gross unrealized losses as of December 31, 2007 and 2006, above were primarily caused by credit concerns in the securitized market and interest rate increases, respectively. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of our securities. Based on the Company's review of these securities, including the assessment of the severity of the related unrealized losses, the Company has not recorded any other-than-temporary impairments on these securities.

        Excluding our available-for-sale marketable securities, the declines in estimated fair values of certain investments were determined to be other-than-temporary. Accordingly, the Company recorded net impairment losses on certain investments in both publicly-traded and non-marketable equity securities of $0.9 million, $0.2 million and $2.2 million during the years ended December 31, 2007, 2006 and 2005, respectively. Net investment losses are included in interest income and other, net in the Consolidated Statements of Operations. Depending on market conditions, the Company may incur additional charges on this investment portfolio in the future.

Derivative Financial Instruments

        The Company derives a portion of its revenues in foreign currencies, predominantly in Europe and Japan. In addition, a portion of its assets are held in nonfunctional currencies of its subsidiaries. In 2003, the Company began hedging activities by using currency forward contracts to manage a portion of the currency exposures created from its activities denominated in foreign currencies. The Company's hedging program is designed to reduce, but does not entirely eliminate, the impact of currency exchange rate movements. Prior to 2007, the Company hedged a percentage of forecasted international revenue with forward contracts and the gains and losses on these contracts largely offset gains and losses on the transactions being hedged. The Company's revenue hedging policy is designed to reduce the negative impact on its forecasted revenue due to foreign currency exchange rate movements. During 2007, the Company did not carry or initiate new currency forward contracts on a percentage of forecasted international revenue, based on management's internal assessment of the risk posed by extrapolating historical and potential future currency rate changes. Management will continue to reevaluate this risk on an ongoing basis.

        The net realized foreign currency gains (losses) related to the foreign currency forward contracts related to revenue were $0.3 million and $1.4 million for the years ended December 31, 2006 and 2005, respectively. At December 31, 2007 and 2006, total outstanding contracts included the notional equivalent of zero and $35.8 million, respectively, in foreign currency forward exchange contracts with a fair value of zero for both years. The Company applies hedge accounting based upon the criteria established by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), whereby the Company designated its 2006 derivatives for revenue hedging purposes as cash flow hedges. The Company has elected not to designate its derivatives for balance sheet purposes as fair value hedges under SFAS 133 and have appropriately recorded any changes in fair value to interest income and other, net. During the years ended December 31, 2007 and 2006, all of the Company's hedges under SFAS 133 were deemed effective.

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

NOTE 6—AVAILABLE-FOR-SALE SECURITIES AND OTHER FINANCIAL INSTRUMENTS (Continued)

Other Financial Instruments

        The carrying amounts and estimated fair values of financial instruments, other than those accounted for in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, were as follows at December 31, 2007 and 2006 (in thousands):

	2007		2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Non-marketable equity securities	$20,710	$20,710	$18,739	$18,739
Employee loans receivable	1,863	1,863	2,186	2,186
Liability:
Convertible notes	436,250	461,409	120,000	120,473

        The fair value estimates provided above for the Company's convertible notes were based on quoted market prices available at December 31, 2007 and 2006. All other fair values were based on current market rates, liquidation and net realizable values.

NOTE 7—INVENTORIES

        Inventories consist of the following at December 31, 2007 and 2006 (in thousands):

	2007	2006
Raw materials	$20,507	$21,612
Work-in-process	11,297	13,127
Finished goods	11,108	11,767

Total	$42,912	$46,506

NOTE 8—PROPERTY AND EQUIPMENT

        Property and equipment consists of the following as of December 31, 2007 and 2006 (in thousands):

	2007	2006
Property and equipment:
Construction-in-progress	$55,209	$75,870
Equipment and furniture	140,237	130,355
Building and leasehold improvements	91,188	62,872
Land	1,310	1,310

	287,944	270,407
Less: accumulated depreciation and amortization	(144,060)	(129,085)

Net property and equipment	$143,884	$141,322

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

NOTE 8—PROPERTY AND EQUIPMENT (Continued)

        Construction-in-progress includes construction costs for new and upgraded facilities in Singapore and West Sacramento, as well as related purchased equipment not yet placed in service and costs for the new ERP system. For the years ended December 31, 2007, 2006 and 2005, the Company recorded depreciation expense of $23.6 million, $22.8 million and $20.5 million, respectively.

NOTE 9—ACQUIRED TECHNOLOGY RIGHTS

        Acquired technology rights are comprised of licenses to technology covered by patents owned by third parties or patents acquired by the Company and are amortized over the expected useful lives of these assets, which range from one to fifteen years. Accumulated amortization of these rights amounted to $39.0 million and $30.2 million at December 31, 2007 and 2006, respectively.

        The expected future annual amortization expense of the Company's acquired technology rights is as follows (in thousands):

For the Year Ending December 31,	Amortization Expense
2008	$8,314
2009	7,446
2010	6,676
2011	6,280
2012	5,391
Thereafter	12,690

Total	$46,797

NOTE 10—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

        Accounts payable and accrued liabilities as of December 31, 2007 and 2006 consist of the following (in thousands):

	2007	2006
Accounts payable	$14,795	$23,248
Accrued compensation and related liabilities	29,519	19,050
Accrued taxes	5,292	6,362
Accrued legal	1,244	2,426
Accrued warranties	3,007	6,801
Other	7,686	5,006

Total	$61,543	$62,893

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

NOTE 11—RELATED PARTY TRANSACTIONS AND NOTES RECEIVABLE FROM EMPLOYEES

Related Party Transactions

  Perlegen Sciences, Inc.

        As of December 31, 2007, the Company, and certain of its affiliates, including the Company's chief executive officer and members of the board of directors, held approximately 22% ownership interest in Perlegen Sciences, Inc. ("Perlegen"), a privately-held biotechnology company. In addition, two members of Perlegen's board of directors are also members of the Company's board of directors.

        The Company formed Perlegen in October 2000 as a wholly-owned subsidiary and spun it off in March 2001 in a $100 million private equity financing. The Company acquired its initial ownership interest in Perlegen in an arrangement which provides Perlegen rights to use certain of the Company's intellectual property in its development efforts, and also provides the Company rights to use and commercialize certain data generated by Perlegen in the array field.

        The Company accounts for its ownership interest in Perlegen using the equity method as the Company and its affiliates do not control the strategic, operating, investing and financing activities of Perlegen; however, the Company does have significant influence over Perlegen's operating activities. Further, the Company has no obligations to provide funding to Perlegen nor does it guarantee or otherwise have any obligations related to the liabilities or results of operations of Perlegen or its investors. Through January 2005, the Company's investment in Perlegen had no cost basis; accordingly, the Company has not recorded its proportionate share of Perlegen's operating losses in its financial statements since the completion of Perlegen's initial financing. In February 2005, the Company participated in Perlegen's Series D preferred stock financing and recorded a $2.0 million investment related to this transaction, which was included in the Company's balance sheet as a component of other assets. As of June 30, 2005, the Company had reduced the carrying value of its investment to zero through the recording of its proportionate share of Perlegen's operating losses.

        In accordance with Financial Accounting Standards Board Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 as amended, the Company has concluded that Perlegen is a variable interest entity in which the Company holds a variable interest, and that the Company is not the primary beneficiary.

        In December 2003, the Company sold 950,000 shares of Perlegen preferred stock and realized a gain of $1.4 million which was included in interest and other income, net. Additionally, in January 2004, the Company sold 400,000 shares of Perlegen preferred stock and realized a gain of $0.6 million, which was included in interest income and other, net.

        In June 2005, the Company executed an agreement with a customer pursuant to which the Company agreed to provide genotypic data in the context of whole genome association studies. The Company had subcontracted certain elements of this agreement to Perlegen, which will use Affymetrix GeneChip® technology to provide the genotypic data. The agreement ended in the third quarter of 2006 and no expenses were incurred.

        In October 2006, the Company entered into four new supply and license agreements with Perlegen. These four agreements, consisting of a commercial products supply agreement, a non-commercial products supply agreement and two intellectual property license agreements, replace the prior supply and intellectual property license agreements entered into by the Company and Perlegen in 2003. Under

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

NOTE 11—RELATED PARTY TRANSACTIONS AND NOTES RECEIVABLE FROM EMPLOYEES (Continued)

the new supply agreements, which include terms that are generally consistent with the Company's standard supply terms, the Company shall supply commercial GeneChip products and certain non-commercial custom GeneChip products for Perlegen's use in defined fields.

Notes Receivable from Employees

        The Company has notes receivable from employees totaling $1.9 million and $2.2 million as of December 31, 2007 and 2006, respectively. The notes are generally due four to five years after the date of issuance and accrued interest is due based on the Internal Revenue Service imputed interest rate at the date of issuance. Interest rates have generally been between 2% and 6%.

NOTE 12—COMMITMENTS AND CONTINGENCIES

Operating Leases

        Affymetrix leases laboratory, office and manufacturing facilities under non-cancelable operating leases that expire at various times through 2016. Some of these leases contain renewal options ranging from two to five years and escalation clauses. Rent expense related to operating leases was approximately $14.6 million in 2007, $10.9 million in 2006 and $8.9 million in 2005. In connection with some of these facility leases, the Company has made security deposits totaling $2.8 million, which are included in long-term other assets in the Consolidated Balance Sheets. Future minimum lease obligations at December 31, 2007 under all non-cancelable operating leases are as follows (in thousands):

For the Year Ending December 31,	Amount
2008	$10,711
2009	7,364
2010	6,265
2011	5,857
2012	5,838
Thereafter	5,200

Total	$41,235

Product Warranty Commitment

        The Company provides for anticipated warranty costs at the time the associated revenue is recognized. Product warranty costs are estimated based upon the Company's historical experience and the warranty period. The Company periodically reviews the adequacy of its warranty reserve and adjusts, if necessary, the warranty percentage and accrual based on actual experience and estimated costs to be incurred. In 2006, the Company reserved approximately $1.3 million to replace chips damaged due to a manufacturing process defect. This manufacturing process error was resolved by December 31, 2006. Since the beginning of 2007, the Company has noted that improvement in its internal quality control programs has resulted in an overall decline in product replacement claims. As a result, an adjustment decreasing the warranty reserve balance was made in 2007. Information regarding

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

NOTE 12—COMMITMENTS AND CONTINGENCIES (Continued)

the changes in the Company's product warranty liability for the years ended December 31, 2006 and December 31, 2007 is as follows (in thousands):

Amount
Balance at December 31, 2005	$6,223
New warranties issued	5,964
Repairs and replacements	(6,643)
Adjustments	1,257

Balance at December 31, 2006	6,801
New warranties issued	3,310
Repairs and replacements	(5,167)
Adjustments	(1,937)

Balance at December 31, 2007	$3,007

Non-Cancelable Supply Agreements

        As of December 31, 2007, the Company had approximately $1.1 million of non-cancelable inventory supply agreements that are in effect through 2008.

Indemnifications

        From time to time the Company has entered into indemnification provisions under certain of its agreements with other companies in the ordinary course of business, typically with business partners, customers, and suppliers. Pursuant to these agreements, the Company generally indemnifies, holds harmless, and agrees to reimburse the indemnified parties on a case by case basis for losses suffered or incurred by the indemnified parties in connection with any U.S. patent or other intellectual property infringement claim by any third party with respect to its products. The term of these indemnification provisions is generally perpetual from the time of the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. In addition, the Company has entered into indemnification agreements with its officers and directors. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As of December 31, 2007, the Company had not accrued a liability for this guarantee, because the likelihood of incurring a payment obligation in connection with this guarantee is remote.

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

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

NOTE 12—COMMITMENTS AND CONTINGENCIES (Continued)

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

  Shareholder Derivative Lawsuits

        In 2006, three shareholders of the Company filed purported derivative lawsuits on behalf of the Company, which lawsuits name the Company (as nominal defendant) and several of the Company's current and former officers and directors, and allege that these officers and directors breached their fiduciary duties and breached other laws by participating in backdating stock options grants. Two of these lawsuits were filed in the United States District Court for the Northern District of California, one on August 30, 2006 and the other on September 13, 2006, and were subsequently consolidated. The third lawsuit was filed in the Superior Court of the State of California on October 20, 2006. The substance of the allegations in these cases is similar, and includes claims against the individual defendants for breach of fiduciary duties, unjust enrichment, and violations of federal securities laws, Generally Accepted Accounting Principles, Section 162(m) of the Internal Revenue Code, and certain state laws in each case in connection with the allegedly backdated options. The plaintiffs seek monetary and equitable relief on behalf of the Company, including damages and disgorgement from the individual defendants, changes in the Company's corporate governance and internal control procedures, and an award of attorneys' fees and costs. As previously disclosed in the Company's Form 10-K/A's for the year ended December 31, 2005, the Company's decision to restate its consolidated financial statements was based on the results of an internal review of its historical stock option granting practices from January 1, 1997 through May 31, 2006 performed under the direction of the Audit Committee of the Board of Directors. The review did not find any pattern or practice of inappropriately identifying grant dates with hindsight in order to provide "discounted" or "in-the-money" grants. The Company does not believe that the claims in these derivative lawsuits have merit and the Company intends to vigorously defend the cases.

  SEC Informal Inquiry

        On September 12, 2006, the Company received written notice from the Securities and Exchange Commission that it is conducting an informal inquiry into the Company's stock option practices. The Company has responded to the request for information and is cooperating fully in the informal inquiry. The Company was advised in the SEC's notice that the SEC's request should not be construed as an indication by the SEC or its staff that any violations of law have occurred; and nor should the request be considered an adverse reflection upon any person, entity or security.

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

NOTE 12—COMMITMENTS AND CONTINGENCIES (Continued)

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

        On November 10, 2003, the Company filed a complaint against Enzo in the United States District Court for the Southern District of New York for declaratory judgment, breach of contract and injunctive relief relating to the 1998 agreement. In its complaint, the Company alleges that Enzo has engaged in a pattern of wrongful conduct against it and other Enzo labeling reagent customers by, among other things, asserting improperly broad rights in its patent portfolio, improperly using the 1998 agreement and distributorship agreements with others in order to corner the market for non-radioactive labeling reagents, and improperly using the 1998 agreement to claim ownership rights to the Company's proprietary technology. The Company seeks declarations that it has not breached the 1998 agreement and that nine Enzo patents that are identified in the 1998 agreement are invalid and/or not infringed by it. The Company also seeks damages and injunctive relief to redress Enzo's alleged breaches of the 1998 agreement, its alleged tortious interference with the Company's business relationships and prospective economic advantage, and Enzo's alleged unfair competition. The Company filed a notice of related case stating that its complaint against Enzo is related to the complaints already pending in the Southern District of New York against eight other former Enzo distributors. The U.S. District Court for the Southern District of New York has related the Company's case. There is no trial date in the actions between Enzo and the Company.

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

  Administrative Litigation and Proceedings

        The Company's intellectual property is subject to a number of significant administrative and litigation actions. For example, in Europe and Japan, we expect third parties to oppose significant patents that the Company owns or controls. Currently, third parties, including several of the Company's competitors, have filed oppositions against several of the Company's European patents in the European Patent Office. These opposition proceedings are at various procedural stages and will result in the respective patents being either upheld in their entirety, allowed to issue in amended form in designated European countries, or revoked. Further, in the United States, the Company expects that third parties will continue to "copy" the claims of its patents in order to provoke interferences in the United States

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

NOTE 12—COMMITMENTS AND CONTINGENCIES (Continued)

Patent & Trademark Office. These proceedings could result in the Company's patent protection being significantly modified or reduced, in the incurrence of significant costs and the consumption of substantial managerial resources.

NOTE 13—SENIOR CONVERTIBLE NOTES

3.50% Senior Convertible Notes

        On November 13, 2007, the Company issued $316.3 million principal amount of 3.50% Senior Convertible Notes (the "3.50% Notes") due January 15, 2038. The net proceeds after issuance costs from the 3.50% Notes offering were approximately $309.4 million. The 3.50% Notes bear interest of 3.50% per year on the principal amount payable semi-annually in arrears on January 15 and July 15 of each year, beginning July 15, 2008. The Company intends to use the net proceeds of the offering for working capital and general corporate purposes, which may include funding the Company's operations, capital expenditures, potential acquisitions of businesses, products or technologies believed to be of strategic importance and repurchases or redemptions of all or a portion of the Company's 0.75% Senior Convertible Notes due 2033. The Company incurred underwriter discount and issuance costs of approximately $6.9 million, which are being amortized over the effective life of the 3.50% Notes. The effective life of the 3.50% Notes due 2038 is five years, the period up to the first date that the Holders can require the Company to repurchase the notes.

        The 3.50% Notes are convertible into 33.1991 shares of Affymetrix common stock per $1,000 principal amount of notes which equates to 10,499,215 shares of common stock, or a conversion price equivalent of $30.12 per share of common stock. The conversion rate is subject to adjustment upon the occurrence of the following specified events:

  •
  issuing shares of the Company's common stock as a dividend or distribution of the Company's common stock;

  •
  effecting a stock split or stock combination;

  •
  issuing to all or substantially all Holders of the Company's common stock any rights or warrants under certain circumstances and with certain entitlements;

  •
  distributing shares of the Company's common stock, evidences of indebtedness or other assets or property, to all or substantially all Holders of the Company's common stock, with certain exceptions;

  •
  making cash distributions to all or substantially all Holders of the Company's common stock; or

  •
  should the Company or any of its subsidiaries purchase shares of its common stock pursuant to a tender offer at a premium to market.

        Holders may convert their 3.50% Notes into shares of Affymetrix stock, subject to adjustment, prior to the close of business on the business day prior to the maturity date.

        On January 15, 2013, 2018 and 2028, the security holders have the option to require the Company to repurchase the 3.50% Notes at a price equal to 100% of the principal amount of the 3.50% Notes plus accrued and unpaid interest. Additionally, on or after January 15, 2013, Affymetrix has the option of redeeming for cash at 100% of the principal amount all or part of the then outstanding 3.50% Notes plus accrued but unpaid interest.

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

NOTE 13—SENIOR CONVERTIBLE NOTES (Continued)

        The 3.50% Notes are unsecured and rank equally with the Company's other existing and future senior indebtedness. The 3.50% Notes are structurally subordinated to any current or future indebtedness and other liabilities of the Company's subsidiaries.

0.75% Senior Convertible Notes

        On December 10, 2003, the Company issued $120.0 million of 0.75% Senior Convertible Notes (the "0.75% Notes") due December 15, 2033. The net proceeds after issuance costs from the 0.75% Notes offering were approximately $116.0 million. The 0.75% Notes bear interest of 0.75% per year on the principal amount payable semi-annually in arrears on June 15 and December 15 of each year, beginning June 15, 2004. The Company used the net proceeds of the offering to repurchase its 4.75% Notes. The Company incurred broker discount and issuance costs of approximately $3.8 million which are being amortized over the effective life of the 0.75% Notes. The effective life of the 0.75% Notes due 2033 is five years, the period up to the first date that the Holders can require the Company to repurchase the notes.

        The 0.75% Notes are convertible into 32.2431 shares of Affymetrix common stock per $1,000 principal amount of notes which equates to 3,869,172 shares of common stock, or a conversion price equivalent of $31.01 per share of common stock. The conversion rate is subject to adjustment upon the occurrence of the following specified events:

  •
  issuing shares of the Company's common stock as a dividend or distribution of the Company's common stock;

  •
  effecting a stock split or stock combination;

  •
  issuing to all or substantially all Holders of the Company's common stock any rights or warrants under certain circumstances and with certain entitlements;

  •
  distributing shares of the Company's common stock, evidences of indebtedness or other assets or property, to all or substantially all Holders of the Company's common stock, with certain exceptions;

  •
  making cash distributions to all or substantially all Holders of the Company's common stock; or

  •
  should the Company or any of its subsidiaries purchase shares of its common stock pursuant to a tender offer at a premium to market.

        Holders may convert their 0.75% Notes into shares of Affymetrix' common stock prior to the close of business on the business day prior to the maturity date under the following circumstances: (1) during any quarterly conversion period prior to December 15, 2028, if the sales price of the Company's common stock for at least 20 trading days in the 30 consecutive trading-day period ending on the first day of such conversion period reaches a specified threshold, (2) on or after December 28, 2028, at any time after the sale price of the Company's common stock on any date is greater than 130% of the then current conversion price, (3) during the five consecutive trading-day period in which the average of the trading prices for the notes was less than 98% of the average of the sale price of the Company's common stock multiplied by the then applicable conversion rate, (4) the 0.75% Notes are called for redemption, or (5) specified corporate transactions have occurred.

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

NOTE 13—SENIOR CONVERTIBLE NOTES (Continued)

        On December 15, 2008, 2013, 2018, 2023 and 2028 the security Holders have the option to require the Company to repurchase the 0.75% Notes at a price equal to 100% of the principal amount of the 0.75% Notes plus accrued and unpaid interest. Additionally, on or after December 15, 2008, Affymetrix has the option of redeeming for cash at 100% of the principal amount all or part of the then outstanding 0.75% Notes plus accrued but unpaid interest.

        The 0.75% Notes are unsecured and rank equally with the Company's other existing and future senior indebtedness. The Notes are structurally subordinated to any current or future indebtedness and other liabilities of the Company's subsidiaries.

NOTE 14—STOCKHOLDERS' EQUITY

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

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

NOTE 14—STOCKHOLDERS' EQUITY (Continued)

Stock-Based Compensation Plans

        The Company has a stock-based compensation program that provides the Board of Directors broad discretion in creating equity incentives for employees, officers, directors and consultants. This program includes incentive and non-qualified stock options and non-vested stock awards (also known as restricted stock) granted under various stock plans. Stock options are generally time-based, vesting 25% on each annual anniversary of the grant date over four years and expire 7 to 10 years from the grant date. Non-vested restricted stock awards are generally time-based, vesting 33% on each of the second, third and fourth anniversaries of the grant date. As of December 31, 2007, the Company had approximately 1.1 million shares of common stock reserved for future issuance under its stock-based compensation plans. New shares are issued as a result of stock option exercises and non-vested restricted stock awards. A more detailed description of the Company's current stock option plans follows below.

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

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

NOTE 14—STOCKHOLDERS' EQUITY (Continued)

stock options granted prior to January 1, 2006 is recognized using the graded method while compensation expense related to stock options granted on or after January 1, 2006 is recognized on a straight-line basis.

        Prior to the adoption of SFAS 123R, the Company applied SFAS 123, amended by SFAS 148, which allowed companies to apply the existing accounting rules under APB 25, Accounting for Stock Issued to Employees, and related Interpretations. In general, as the exercise price of options granted under the Company's plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost was recognized in the Company's net income (loss) for periods prior to the adoption of SFAS 123R. As required by SFAS 148 prior to the adoption of SFAS 123R, the Company provided pro forma net income (loss) and pro forma net income (loss) per common share disclosures for stock-based awards, as if the fair-value-based method defined in SFAS 123 had been applied.

        As a result of adopting SFAS 123R, the Company's loss before taxes, net loss and basic and diluted loss per share for the year ended December 31, 2006 was $14.1 million, $10.0 million, $0.15 lower, respectively, than if the Company had continued to account for stock-based compensation under APB Opinion No. 25. In accordance with SFAS 123R, the Company is also required to present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows. Income tax benefit of $5.3 million and $7.2 million was realized from stock option exercises during the years ended December 31, 2007 and 2006, respectively.

Impact of SFAS 123R

        The following table sets forth the total stock-based compensation expense resulting from stock options and non-vested stock awards included in the Company's Condensed Consolidated Statements of Income (Loss) upon the adoption of SFAS 123R (in thousands):

	Years Ended December 31,
	2007	2006
Costs of product sales	$1,107	$1,389
Research and development	2,064	3,653
Selling, general and administrative	7,215	10,008
Restructuring	340	7,544

Total stock-based compensation expense	10,726	22,594
Income tax benefit	(3,642)	(4,567)

Total stock-based compensation expense, net of tax	$7,084	$18,027

        Selling, general and administrative expense included a $1.1 million charge in the second quarter of 2006 due to the modification of an executive officer's stock option grant to include an extension of time to exercise, as well as the vesting of certain stock options without a requisite service period. Restructuring expense included a $7.5 million charge in the third quarter of 2006 due to the modification of a former Neomorphic employee's equity awards, all of which became fully vested under

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

NOTE 14—STOCKHOLDERS' EQUITY (Continued)

the terms of a prior leave of absence agreement when he was involuntarily terminated in connection with the Company's third quarter restructuring effort.

        As of December 31, 2007, $28.4 million of total unrecognized stock-based compensation expense related to non-vested awards is expected to be recognized over the respective vesting terms of each award through 2011. The weighted-average term of the unrecognized stock-based compensation expense is 2.5 years.

        The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123, as amended by SFAS 148, to stock-based employee compensation for fiscal 2005 (in thousands, except per share amounts):

Year Ended December 31, 2005
Net income—as reported	$65,787
Add: Stock-based employee compensation expense included in reported net income, net of tax	384
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	(15,800)

Pro forma net income	$50,371

Net income per share:
Basic net income per common share—as reported	$1.03
Diluted net income per common share—as reported	$0.96
Basic net income per common share—pro forma	$0.79
Diluted net income per common share—pro forma	$0.74

Stock Options

        The fair value of options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2007	2006	2005
Risk free interest rate	4.4%	5.0%	4.1%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	42%	40%	45%
Expected option term (in years)	4.5	4.5	3.6

        The risk free interest rate for periods within the contractual life of the Company's stock options is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term is derived from an analysis of the Company's historical exercise trends over ten years. The expected volatility for the years ended December 31, 2007 and 2006 is based on a blend of historical and market-based implied volatility. The expected volatility for the year ended December 31, 2005 is based solely on historical volatility. The Company's management changed its expected volatility estimation approach based upon

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

NOTE 14—STOCKHOLDERS' EQUITY (Continued)

the availability of actively traded options on the Company's common stock and because management believes this blended method is more representative of future stock price trends than historical volatility alone. Using the assumptions above, the weighted average grant date fair value of options granted during the years ended December 31, 2007, 2006 and 2005 was $10.18, $11.61 and $18.97, respectively.

        Activity under the Company's stock plans for the year ended December 31, 2007 is as follows (in thousands, except per share amounts):

	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Terms	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2006	6,466	$31.42
Grants	946	24.87
Exercises	(768)	18.82
Forfeitures	(565)	33.78
Expirations	(604)	39.53

Outstanding at December 31, 2007	5,475	$30.91	3.7	$3,517

Exercisable at December 31, 2007	3,802	$32.09	2.7	$2,908

Vested and expected to vest at December 31, 2007	5,091	$31.09	3.5	$3,381

        The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company's closing stock price on the last trading day of its fourth quarter of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. This amount changes based on the fair market value of the Company's common stock. Total intrinsic value of options exercised is $6.2 million, $6.2 million, and $74.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Restricted Stock

        The following table summarizes the Company's non-vested restricted stock activity for the year ended December 31, 2007 (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested stock outstanding at December 31, 2006	247	$30.81
Granted	701	$25.17
Vested	(77)	$25.95
Forfeited	(147)	$32.31

Non-vested stock outstanding at December 31, 2007	724	$25.53

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

NOTE 14—STOCKHOLDERS' EQUITY (Continued)

        Total fair value of shares vested is $18.5 million and $7.6 million for the years ended December 31, 2007 and 2006, respectively. The Company did not grant restricted stock prior to the year ended December 31, 2005.

        The following table summarizes information concerning currently outstanding and exercisable options at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price Per Share	Number	Weighted-Average Exercise Price Per Share
	(in thousands)	(in years)		(in thousands)
$0.26 - $21.96	808	4.73	$18.79	454	$16.74
$22.20 - $24.44	918	1.86	$24.12	866	$24.15
$24.55 - $27.02	825	4.84	$25.66	365	$25.78
$27.05 - $30.45	1,167	4.21	$29.08	693	$29.50
$30.47 - $46.75	831	4.18	$36.92	550	$36.60
$46.94 - $53.22	785	2.14	$48.08	745	$48.01
$53.39 - $132.59	141	4.60	$59.38	129	$59.77

Total	5,475	3.70	$30.91	3,802	$32.09

Reserved Shares

        At December 31, 2007, the Company has shares reserved for future issuance as follows (in thousands):

Options outstanding	5,475
Options available for future grants	1,097
Convertible subordinated notes	14,369

20,941

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

NOTE 15—INCOME TAXES

        The following table presents the U.S. and foreign components of consolidated income (loss) before income taxes and the provision for income taxes (in thousands). Note that certain prior year information has been reclassified to conform to current year presentation:

	Year Ended December 31,
	2007	2006	2005
INCOME (LOSS) BEFORE INCOME TAXES:
U.S.	$11,370	$14,760	$127,382
Foreign	6,910	(20,827)	(64,774)

Income (loss) before income taxes	$18,280	$(6,067)	$62,608

PROVISION (BENEFIT) FOR INCOME TAXES:
Current:
Federal	153	13,203	30,380
State	14	888	2,663
Foreign	2,002	41	1,969

Subtotal	2,169	14,132	35,012

Deferred:
Federal	5,251	(5,565)	(36,536)
State	(1,207)	(1,261)	(905)
Foreign	(524)	331	(750)

Subtotal	3,520	(6,495)	(38,191)

Provision (benefit) for income taxes	$5,689	$7,637	$(3,179)

        The difference between the provision (benefit) for income taxes and the amount computed by applying the federal statutory income tax rate (35%) to income (loss) before taxes is explained as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Tax at federal statutory rate	$6,398	$(2,123)	$21,913
Previously unbenefited losses	749	—	(57,550)
State taxes, net	(1,213)	704	4,042
Non-deductible stock compensation	559	3,840	281
Foreign rate differential	(585)	7,018	29,120
Non-deductible in-process research and development	—	—	2,910
Research credits	(849)	(2,163)	(2,137)
Export tax benefits	—	—	(1,142)
Domestic manufacturing deduction	—	—	(840)
Other	630	361	224

	$5,689	$7,637	$(3,179)

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

NOTE 15—INCOME TAXES (Continued)

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's assets are as follows (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$46,367	$38,779
Tax credit carryforwards	35,088	32,268
Deferred revenue	2,022	7,843
Capitalized research and development costs	1,706	2,416
Intangibles	685	1,339
Stock-based compensation	8,512	6,215
Accrued compensation	2,850	2,882
Accrued warranty	1,206	2,673
Inventory reserve	4,213	7,103
Reserves and other	6,393	8,813
Depreciation and amortization	6,031	4,198
Other, net	1,097	476

Total deferred tax assets	116,170	115,005
Valuation allowance for deferred tax assets	(64,592)	(68,029)

Net deferred tax assets	51,578	46,976

Net deferred tax liabilities:
Acquired intangibles	(1,235)	(1,498)
Other, net	(3,333)	(2,774)

Total deferred tax liabilities	(4,568)	(4,272)

Net deferred tax assets	$47,010	$42,704

        As of December 31, 2007, the Company had total net operating loss carryforwards of $198.6 million, comprised of $133.9 million for U.S. federal purposes, which expire in the years 2020 through 2027 if not utilized, and $64.7 million for state purposes, which expire in the years 2010 through 2017 if not utilized. Additionally, the Company has federal and state research and development tax credit carryforwards and other various tax credit carryforwards of approximately $50.4 million, which expire in the years 2008 through 2027 if not utilized. Utilization of the Company's net operating loss and tax credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

        The valuation allowance decreased by $3.4 million and $8.6 million for the years ended December 31, 2007 and 2006, respectively. The remaining valuation allowance as of December 31, 2007 is $64.6 million, primarily due to the benefit of stock options that have not been realized on a tax return. In assessing the realizability of its deferred tax assets, the Company considered whether it is

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

NOTE 15—INCOME TAXES (Continued)

more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considered historical book income, the scheduled reversal of deferred tax assets, and projected future book and taxable income in making this assessment. Based upon a detailed analysis of historical and projected book and taxable income, the Company determined that the realization of certain deferred tax assets is considered more likely than not.

        Approximately $53.1 million of the valuation allowance as of December 31, 2007 is attributable to the income tax benefits of stock option deductions, the benefit of which will be credited to stockholders' equity when, and if, realized. Approximately $9.3 million of the valuation allowance as of December 31, 2007 is attributable to the acquisition of certain ParAllele tax attributes, the benefit of which will be credited to goodwill when, and if, realized.

        A deferred tax liability of approximately $1.5 million has been recorded against the unrealized gain on certain investments, which is included in accumulated other comprehensive income, as of December 31, 2007.

        Not included in the deferred tax assets as of December 31, 2007 is approximately $4.2 million of tax benefits related to employee stock plans. When realized, the tax benefit of these assets will be accounted for as a credit to additional paid-in capital, rather than a reduction of the income tax provision.

        As of December 31, 2007, cumulative un-remitted foreign earnings that are considered to be permanently invested outside the United States and on which no U.S. taxes have been provided were approximately $15.4 million. The residual U.S. tax liability, if such amounts were remitted, would be nominal.

        Of the total tax benefits resulting from the exercise of employee stock options and other employee stock programs, the amounts booked to stockholders' equity were approximately $5.4 million and $7.6 million for the years ended December 31, 2007 and 2006 respectively.

        A portion of the Company's operations in Singapore operate under various tax holidays and tax incentive programs, which expire in whole or in part at various dates through 2017. There was a minimal net impact of these tax holidays and tax incentive programs for the year ended December 31, 2007.

        Effective January 1, 2007, the Company adopted Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("FIN48"), as a change in accounting principle. As a result, prior periods are not restated for the effect of FIN 48, and the cumulative effect of applying FIN 48 was recorded as an adjustment to accumulated deficit as of the beginning of the period of adoption. The cumulative effect of adoption was an increase of $0.6 million to the opening balance of accumulated deficit as a change in accounting principle.

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

NOTE 15—INCOME TAXES (Continued)

        The following table presents the total amount of unrecognized tax benefits (in thousands):

Unrecognized tax benefits, January 1, 2007	$13,871
Gross increases—tax positions in prior period	93
Gross decreases—tax positions in prior period	(37)
Gross increases—current period tax positions	1,246
Settlements	(239)
Lapse of statute of limitations	—

Unrecognized tax benefits, December 31, 2007	$14,934

        If recognized, the amount of unrecognized tax benefits that would impact income from continuing operations and the effective tax rate is $14.0 million. Any changes to acquisition related unrecognized tax benefits of approximately $0.9 million will impact goodwill. As of December 31, 2007, the Company does not anticipate any material changes to the amount of unrecognized tax benefits during the next 12 months. The Company classifies interest and penalties related to tax positions as components of income tax expense. For the year ended December 31, 2007, the amount of accrued interest and penalties related to tax uncertainties was approximately $0.1 million for a total cumulative amount of $0.2 million as of December 31, 2007.

        The Company files U.S. federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 1992 through 2007 tax years generally remain subject to examination by federal and state tax authorities. In significant foreign jurisdictions, the 2002 through 2007 tax years generally remain subject to examination by their respective tax authorities.

NOTE 16—PRODUCT SALES, GEOGRAPHIC SALES, AND SIGNIFICANT CUSTOMERS

        The Company has determined that, in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, it operates in one segment as it only reports operating results

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

NOTE 16—PRODUCT SALES, GEOGRAPHIC SALES, AND SIGNIFICANT CUSTOMERS (Continued)

on an aggregate basis to the chief operating decision maker of the Company. The Company reported product and product related revenue by type and by region as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Total product and product related revenue:
Probe arrays	$181,202	$170,359	$197,949
Reagents	59,902	43,283	42,428
Instruments	38,679	47,101	62,636
Subscription fees	3,809	7,237	12,448
Service and other	39,346	41,235	20,172
License fee and milestone revenue	14,649	14,568	14,557

Total product and product related revenue	$337,587	$323,783	$350,190

Customer location:
United States	$164,166	$155,737	$173,496
Europe	114,228	108,215	108,907
Japan	31,550	37,403	47,920
Other	27,643	22,428	19,867

Total	$337,587	$323,783	$350,190

        There were no customers representing 10% or more of total revenue in 2007, 2006 and 2005.

NOTE 17—DEFINED-CONTRIBUTION SAVINGS PLANS

401(k) Plan

        The Company maintains a defined-contribution savings plan which is qualified under Section 401(k) of the Internal Revenue Code. The plan covers substantially all full-time U.S. employees. Participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Company's expense associated with matching employee contributions totaled $3.7 million in 2007, $3.8 million in 2006 and $3.3 million in 2005. Company contributions to employees vest ratably over four years.

Director and Executive Deferred Compensation Plan

        In December 2004, the Board of Directors approved the creation of the Affymetrix, Inc. Deferred Compensation Plan (the "Plan"). The Plan provides directors, executive officers and other eligible employees with the opportunity to enter into agreements to defer specified percentages of their cash compensation derived from base salary, bonus awards and other specified compensation (including director fees). Distributions occur upon termination of service (or the 6-month anniversary after termination), death, or upon such other dates that may be elected by the participant in accordance with the terms of the Plan. Generally, participants may elect for distributions of deferred amounts upon termination or death to be paid in the form of either a lump sum or in annual installments.

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

NOTE 17—DEFINED-CONTRIBUTION SAVINGS PLANS (Continued)

Distributions would be made in the event of a change of control of Affymetrix. Deferrals are adjusted for gain or loss based on the performance of one or more investment options selected by the participant from among investment funds chosen by the Compensation Committee of the Board. The Company in its sole discretion may suspend or terminate the Plan or revise or amend it in any respect, except that no such action may reduce vested amounts credited to deferral accounts, and such accounts will continue to be owed to the participants or beneficiaries and will continue to be a liability of the Company until paid. For the years ended December 31, 2007 and 2006, the Company incurred no significant expenses in connection with the Plan.

NOTE 18—SUBSEQUENT EVENTS

Intellectual Property Payment

        On January 10, 2008, the Company and Illumina, Inc. announced that they had entered into a settlement agreement to resolve their patent litigation. Under the terms of the settlement, Illumina agreed, without admitting liability, to make a one-time payment to the Company of $90 million. The Company agreed to dismiss with prejudice all lawsuits it had brought against Illumina. Illumina agreed to dismiss with prejudice its counterclaims in the relevant lawsuits. In exchange for the payment, the Company granted Illumina, its affiliates and its customers a perpetual covenant not to sue for making, using or selling any of Illumina's current products, evolutions of those products and services related thereto. In addition, the Company extended the covenant not to sue for four years for making, using or selling Illumina products or services that are based on future technology developments. The covenant not to sue covers all fields other than photolithography, the process by which the Company manufactures its arrays and a field in which Illumina does not operate.

        The settlement will resolve all litigations and payments resulting from lawsuits the Company commenced against Illumina in United States District Court for the District of Delaware, in Regional Court in Düsseldorf (Germany), and in High Court of Justice, Chancery Division—Patents Court in London (United Kingdom). Payment of the settlement amount was received in January 2008 and will be recognized as revenue in the first quarter of 2008.

USB Acquisition

        On January 31, 2008, the Company announced the completion of its acquisition of USB Corporation, a privately held Cleveland, Ohio-based company that develops, manufactures and markets an extensive line of molecular biology and biochemical reagent products. The acquisition will enable the Company to accelerate the development and commercialization of new genetic analysis solutions and increase the value of its current product portfolio. The purchase price was approximately $75 million plus direct expenses. The results of operations from USB Corporation will be included in the Company's consolidated financial statements from January 31, 2008, the date of closing.

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

NOTE 19—UNAUDITED QUARTERLY FINANCIAL INFORMATION

	2007				2006
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except per share amounts)
Total revenue (excluding Perlegen)	$107,002	$94,631	$83,884	$73,757	$101,585	$80,079	$77,869	$81,091
Perlegen revenue	$590	$355	$4,423	$6,678	$2,603	$4,593	$2,197	$5,300
Total cost of goods sold (excluding Perlegen)	$37,667	$35,426	$34,659	$26,196	$38,675	$32,477	$27,058	$25,515
Perlegen cost of goods sold	$274	$166	$1,907	$2,421	$914	$1,646	$1,074	$1,584
Net income (loss)	$12,777	$2,580	$1,242	$(4,006)	$8,680	$(14,155)	$(10,054)	$1,825
Basic net income (loss) per common share	$0.19	$0.04	$0.02	$0.06	$0.13	$(0.21)	$(0.15)	$0.03
Diluted net income (loss) per common share	$0.17	$0.04	$0.02	$0.06	$0.13	$(0.21)	$(0.15)	$0.03

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        As required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, Affymetrix' management, including our Chief Executive Officer and Principal Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of Affymetrix' disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that Affymetrix' disclosure controls and procedures were effective as of the end of the period covered by this report.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

        The effectiveness of our internal control over financial reporting as of December 31, 2007, has been audited by Ernst &Young LLP, our independent registered public accounting firm, as stated in their report which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        To the Board of Directors and Stockholders of Affymetrix, Inc.

        We have audited Affymetrix, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Affymetrix, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        In our opinion, Affymetrix, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Affymetrix, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three fiscal years in the period ended December 31, 2007 of Affymetrix, Inc. and our report dated February 28, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
February 28, 2008

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

ITEM 9B.    OTHER INFORMATION

        On February 25, 2008, we committed to a restructuring plan to optimize our production capacity and cost structure in order to enable us to increase our future gross margins. The restructuring plan was approved as part of our previously announced efforts to reduce expenses in the general and administrative functions.

        The restructuring plan involves moving the majority of our probe array manufacturing from our West Sacramento, California facility to our Singapore facility by the end of 2008. In connection with this restructuring plan, we expect to incur non-cash charges of approximately $12 million to $15 million related to the abandonment of certain long-lived manufacturing assets and approximately $0.5 million in cash outlays related to employee severance in the first quarter of 2008. Depending on the rate we transfer our production capacity to Singapore, we may incur additional expenses associated with the reduction of capacity in our West Sacramento, California facility.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information regarding our directors and executive officers is incorporated by reference to the sections of the Company's proxy statement for the 2008 Annual Meeting of Stockholders (the "Proxy Statement") entitled "Election of Directors" and "Management."

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

ITEM 11.    EXECUTIVE COMPENSATION

        Incorporated by reference to the sections of the Proxy Statement entitled "Executive Compensation," "Compensation Discussion and Analysis," "Compensation Committee Report," "Certain Transactions" and "Compensation of Directors."

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        Incorporated by reference to the section of the Proxy Statement entitled "Stock Ownership of Principal Stockholders and Management."

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Incorporated by reference to the sections of the Proxy Statement entitled "Certain Transactions" and "Governance of the Company."

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Information about principal accountant fees and services as well as related pre-approval policies appears under "Fees Paid to Ernst & Young LLP" and "Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm" in the Proxy Statement. Those portions of the Proxy Statement are incorporated by reference into this report.

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

        (a)(3)  Exhibits:

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
2.1(4)	Agreement and Plan of Merger by and among USB Corporation and Shareholders of USB Corporation and Yew Acquisition, Inc. and Affymetrix, Inc. dated as of December 15, 2007.
3.1(5)	Restated Certificate of Incorporation.
3.2(6)	Bylaws.
3.3(7)	Amendment No. 1 to the Bylaws dated as of April 25, 2001.
3.4(8)	Summary of Rights to Purchase Shares of Preferred Stock pursuant to the Rights Agreement dated as of October 15, 1998.
4.1(9)	Rights Agreement, dated October 15, 1998, between Affymetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent.
4.2(10)	Amendment No. 1 to Rights Agreement, dated as of February 7, 2000, between Affymetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent.
4.3(11)	Indenture dated as of December 15, 2003, between Affymetrix, Inc. and The Bank of New York, as Trustee.
4.4(12)	Indenture dated as of November 16, 2007, between Affymetrix, Inc. and the Bank of New York Trust Company, N.A. as Trustee.
10.1(13)†	1993 Stock Plan, as amended.
10.2(13)†	1996 Nonemployee Directors Stock Option Plan.
10.3(14)	Lease between Sobrato Interests and Affymetrix, Inc. dated June 12, 1996 (3380 Central Expressway, Santa Clara, CA).
10.4(14)	Lease between Sobrato Interests and Affymetrix, Inc. dated May 31, 1996 (3450 Central Expressway, Santa Clara, CA).
10.5(15)†	1998 Stock Incentive Plan.
10.6(15)†	Form of Officer and Director Indemnification Agreement.
10.7(16)	Amendment No. 1 to the 1996 Nonemployee Directors Stock Option Plan of Affymetrix, Inc.
10.8(17)	Amended and Restated 1996 Non-Employee Directors Stock Plan.
10.9(18)*	Common Terms Agreement between F. Hoffmann-La Roche Ltd. and Affymetrix, Inc. dated January 29, 2003.

10.10(18)*	License Agreement between F. Hoffmann-La Roche Ltd. and Affymetrix, Inc. dated January 29, 2003.
10.11(18)*	Affymetrix Instrument and Chip Supply Agreement between F. Hoffmann-La Roche Ltd. and Affymetrix, Inc. dated January 29, 2003.
10.12(18)*	Research & Development Collaboration Agreement between F. Hoffmann-La Roche Ltd. and Affymetrix, Inc. dated January 29, 2003.
10.13(18)*	Diagnostic Product and Instrument Agency Agreement between F. Hoffmann-La Roche Ltd. and Affymetrix, Inc. dated January 29, 2003.
10.14(18)*	Affymetrix Instrument Agency Agreement between F. Hoffmann-La Roche Ltd. and Affymetrix, Inc. dated January 29, 2003.
10.15(19)	Lease between Sobrato Interests and Affymetrix dated July 3, 2002 (3420 Central Expressway, Santa Clara, CA).
10.16(19)	First Amendment to Lease between Sobrato Interests and Affymetrix dated September 30, 2003 (3420 Central Expressway, Santa Clara, CA).
10.17(20)†	Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan.
10.18(21)†	Form of Non-Qualified Stock Option Agreement under the Affymetrix, Inc. Amended and Restated 1996 Non-Employee Directors Stock Plan.
10.19(21)†	Form of Stock Option Agreement under the Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan.
10.20(22)†	Affymetrix, Inc. Deferred Compensation Plan.
10.21(23)	Fifth Amendment to Lease between Sobrato Interests and Affymetrix, Inc. dated July 3, 2002 (3380 Central Expressway, Santa Clara, CA).
10.22(23)	First Amendment to Lease between Sobrato Interests and Affymetrix, Inc. dated July 3, 2002 (3450 Central Expressway, Santa Clara, CA).
10.23(24)	Lease between Keppel Logistics Pte Ltd. and Affymetrix Pte Ltd. dated as of January 1, 2006 (7 Gul Circle, Singapore 629363).
10.24(24)†	Form of Restricted Stock Agreement under the Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan.
10.25(25)†	Agreement between the Company and Thane Kreiner, Ph.D. dated May 10, 2006.
10.26(26)†	Agreement between the Company and Susan E. Siegel dated May 30, 2006.
10.27(27)†	Offer Letter from the Company to Kevin M. King dated December 18, 2006.
10.28(28)**	Amendment Agreement dated December 22, 2006 by and among F. Hoffmann-La Roche Ltd., Roche Molecular Systems, Inc. and Affymetrix, Inc.
10.29(29)	Offer Letter from the Company to John C. Batty dated May 16, 2007.
10.30(30)	Separation Agreement dated July 27, 2007 between the Company and Thane Kreiner.
10.31	Settlement and Release Agreement between the Company and Illumina, Inc. dated January 9, 2008.
21	List of Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference to Registrant's Form S-4 as filed on July 20, 2005 (File No. 333-126718).

(2)
Incorporated by reference to Registrant's Form S-4/A as filed on September 1, 2005 (File No. 333-126718).

(3)
Incorporated by reference to Registrant's Form S-4/A as filed on October 5, 2005 (File No. 333-126718).

(4)
Incorporated by reference to Registrant's Form 8-K as filed on December 20, 2007 (File No. 000-28218).

(5)
Incorporated by reference to Registrant's Form 8-K as filed on June 13, 2000 (File No. 000-28218).

(6)
Incorporated by reference to Appendix C of Registrant's Definitive Proxy Statement on Schedule 14A as filed on April 29, 1998 (File No. 000-28218).

(7)
Incorporated by reference to Registrant's Form 10-Q as filed on May 15, 2001 (File No. 000-28218).

(8)
Incorporated by reference to Registrant's Form 8-K as filed on October 16, 1998 (File No. 000-28218).

(9)
Incorporated by reference to Registrant's Form 8-A as filed on October 16, 1998 (File No. 000-28218).

(10)
Incorporated by reference to Registrant's Form 8-A/A as filed on March 29, 2000 (File No. 000-28218).

(11)
Incorporated by reference to Registrant's Form S-3 as filed on January 29, 2004 (File No. 333-112311).

(12)
Incorporated by reference to Registrant's Form 8-K as filed on November 19, 2007 (File No. 000-28218).

(13)
Incorporated by reference to Registrant's Registration Statement on Form S-1 (File No. 333-3648), as amended.

(14)
Incorporated by reference to Registrant's Quarterly Report on Form 10-Q as filed on August 14, 1996 (File No. 000-28218).

(15)
Incorporated by reference to Registrant's Report on Form 10-K as filed on March 31, 1999 (File No. 000-28218).

(16)
Incorporated by reference to Registrant's Registration Statement on Form S-3 as filed on July 12, 1999 (File No. 333-82685), as amended.

(17)
Incorporated by reference to Registrant's Form 10-Q as filed on May 15, 2001 (File No. 000-28218).

(18)
Incorporated by reference to Registrant's Form 10-Q as filed on May 15, 2003 (File No. 000-28218).

(19)
Incorporated by reference to Registrant's Form 10-K as filed on March 15, 2004 (File No. 000-28218).

(20)
Incorporated by reference to Registrant's Form 10-Q as filed on August 9, 2004 (File No. 000-28218).

(21)
Incorporated by reference to Registrant's Form 10-Q as filed on November 9, 2004 (File No. 000-28218).

(22)
Incorporated by reference to Registrant's Form 8-K as filed on December 14, 2004 (File No. 000-28218).

(23)
Incorporated by reference to Registrant's Form 10-K as filed on March 16, 2005 (File No. 000-28218).

(24)
Incorporated by reference to Registrant's Form 10-K as filed on March 9, 2006 (File No. 000-28218).

(25)
Incorporated by reference to Registrant's Form 10-K as filed on March 1, 2007 (File No. 000-28218).

(26)
Incorporated by reference to Registrant's Form 8-K as filed on May 30, 2006 (File No. 000-28218).

(27)
Incorporated by reference to Registrant's Form 8-K as filed on December 19, 2006 (File No. 000-28218).

(28)
Incorporated by reference to Registrant's Form 8-K as filed on December 22, 2006 (File No. 000-28218).

(29)
Incorporated by reference to Registrant's Form 8-K as filed on June 6, 2007 (File No. 000-28218).

(30)
Incorporated by reference to Registrant's Form 8-K as filed on August 1, 2007 (File No. 000-28218).

*
Confidential treatment granted

†
Management contract, compensatory plan or arrangement

**
Confidential treatment requested

AFFYMETRIX, INC.

Schedule II—Valuation and Qualifying Accounts

(in thousands)

	Balance at Beginning of Period	Recorded to Costs and Expenses	Deductins(1)	Balance at End of Period
Year Ended December 31, 2007:
Allowance for doubtful accounts	$1,534	$934	$(96)	$2,372
Year Ended December 31, 2006:
Allowance for doubtful accounts	$415	$1,486	$(367)	$1,534
Year Ended December 31, 2005:
Allowance for doubtful accounts	$841	$(33)	$(393)	$415

(1)
Uncollectible accounts written off, net of recoveries.

SIGNATURES

        Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFYMETRIX, INC. (Registrant)
February 29, 2008	By:	/s/ STEPHEN P.A. FODOR, PH.D. Stephen P.A. Fodor, Ph.D. FOUNDER, CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Each individual whose signature appears below constitutes and appoints Barbara A. Caulfield and John C. Batty, and each of them singly, his or her true and lawful attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, hereby ratifies and confirms all that said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue thereof.

	Name	Title	Date
By:	/s/ STEPHEN P.A. FODOR, PH.D. Stephen P.A. Fodor, Ph.D.	Founder, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 29, 2008
By:	/s/ JOHN C. BATTY John C. Batty	Executive Vice President. Chief Financial Officer	February 29, 2008
By:	/s/ JAMES R. GIBSON James R. Gibson	Principal Accounting Officer	February 29, 2008
By:	/s/ PAUL BERG, PH.D. Paul Berg, Ph.D.	Director	February 29, 2008
By:	/s/ SUSAN D. DESMOND HELLMANN, M.D. Susan D. Desmond-Hellmann, M.D.	Director	February 29, 2008
By:	/s/ JOHN D. DIEKMAN, PH.D. John D. Diekman, Ph.D.	Director	February 29, 2008
By:	/s/ VERNON R. LOUCKS, JR. Vernon R. Loucks, Jr.	Director	February 29, 2008
By:	/s/ DAVID B. SINGER David B. Singer	Director	February 29, 2008
By:	/s/ ROBERT H. TRICE, PH.D. Robert H. Trice, Ph.D.	Director	February 29, 2008
By:	/s/ ROBERT P. WAYMAN Robert P. Wayman	Director	February 29, 2008
By:	/s/ JOHN A. YOUNG John A. Young	Director	February 29, 2008

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
2.1(4)	Agreement and Plan of Merger by and among USB Corporation and Shareholders of USB Corporation and Yew Acquisition, Inc. and Affymetrix, Inc. dated as of December 15, 2007.
3.1(5)	Restated Certificate of Incorporation.
3.2(6)	Bylaws.
3.3(7)	Amendment No. 1 to the Bylaws dated as of April 25, 2001.
3.4(8)	Summary of Rights to Purchase Shares of Preferred Stock pursuant to the Rights Agreement dated as of October 15, 1998.
4.1(9)	Rights Agreement, dated October 15, 1998, between Affymetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent.
4.2(10)	Amendment No. 1 to Rights Agreement, dated as of February 7, 2000, between Affymetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent.
4.3(11)	Indenture dated as of December 15, 2003, between Affymetrix, Inc. and The Bank of New York, as Trustee.
4.4(12)	Indenture dated as of November 16, 2007, between Affymetrix, Inc. and the Bank of New York Trust Company, N.A. as Trustee.
10.1(13)†	1993 Stock Plan, as amended.
10.2(13)†	1996 Nonemployee Directors Stock Option Plan.
10.3(14)	Lease between Sobrato Interests and Affymetrix, Inc. dated June 12, 1996 (3380 Central Expressway, Santa Clara, CA).
10.4(14)	Lease between Sobrato Interests and Affymetrix, Inc. dated May 31, 1996 (3450 Central Expressway, Santa Clara, CA).
10.5(15)†	1998 Stock Incentive Plan.
10.6(15)†	Form of Officer and Director Indemnification Agreement.
10.7(16)	Amendment No. 1 to the 1996 Nonemployee Directors Stock Option Plan of Affymetrix, Inc.
10.8(17)	Amended and Restated 1996 Non-Employee Directors Stock Plan.
10.9(18)*	Common Terms Agreement between F. Hoffmann-La Roche Ltd. and Affymetrix, Inc. dated January 29, 2003.
10.10(18)*	License Agreement between F. Hoffmann-La Roche Ltd. and Affymetrix, Inc. dated January 29, 2003.
10.11(18)*	Affymetrix Instrument and Chip Supply Agreement between F. Hoffmann-La Roche Ltd. and Affymetrix, Inc. dated January 29, 2003.
10.12(18)*	Research & Development Collaboration Agreement between F. Hoffmann-La Roche Ltd. and Affymetrix, Inc. dated January 29, 2003.
10.13(18)*	Diagnostic Product and Instrument Agency Agreement between F. Hoffmann-La Roche Ltd. and Affymetrix, Inc. dated January 29, 2003.
10.14(18)*	Affymetrix Instrument Agency Agreement between F. Hoffmann-La Roche Ltd. and Affymetrix, Inc. dated January 29, 2003.

10.15(19)	Lease between Sobrato Interests and Affymetrix dated July 3, 2002 (3420 Central Expressway, Santa Clara, CA).
10.16(19)	First Amendment to Lease between Sobrato Interests and Affymetrix dated September 30, 2003 (3420 Central Expressway, Santa Clara, CA).
10.17(20)†	Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan.
10.18(21)†	Form of Non-Qualified Stock Option Agreement under the Affymetrix, Inc. Amended and Restated 1996 Non-Employee Directors Stock Plan.
10.19(21)†	Form of Stock Option Agreement under the Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan.
10.20(22)†	Affymetrix, Inc. Deferred Compensation Plan.
10.21(23)	Fifth Amendment to Lease between Sobrato Interests and Affymetrix, Inc. dated July 3, 2002 (3380 Central Expressway, Santa Clara, CA).
10.22(23)	First Amendment to Lease between Sobrato Interests and Affymetrix, Inc. dated July 3, 2002 (3450 Central Expressway, Santa Clara, CA).
10.23(24)	Lease between Keppel Logistics Pte Ltd. and Affymetrix Pte Ltd. dated as of January 1, 2006 (7 Gul Circle, Singapore 629363).
10.24(24)†	Form of Restricted Stock Agreement under the Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan.
10.25(25)†	Agreement between the Company and Thane Kreiner, Ph.D. dated May 10, 2006.
10.26(26)†	Agreement between the Company and Susan E. Siegel dated May 30, 2006.
10.27(27)†	Offer Letter from the Company to Kevin M. King dated December 18, 2006.
10.28(28)**	Amendment Agreement dated December 22, 2006 by and among F. Hoffmann-La Roche Ltd., Roche Molecular Systems, Inc. and Affymetrix, Inc.
10.29(29)	Offer Letter from the Company to John C. Batty dated May 16, 2007.
10.30(30)	Separation Agreement dated July 27, 2007 between the Company and Thane Kreiner.
10.31	Settlement and Release Agreement dated January 9, 2008 between the Company and Illumina, Inc.
21	List of Subsidiaries.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference to Registrant's Form S-4 as filed on July 20, 2005 (File No. 333-126718).

(2)
Incorporated by reference to Registrant's Form S-4/A as filed on September 1, 2005 (File No. 333-126718).

(3)
Incorporated by reference to Registrant's Form S-4/A as filed on October 5, 2005 (File No. 333-126718).

(4)
Incorporated by reference to Registrant's Form 8-K as filed on December 20, 2007 (File No. 000-28218).

(5)
Incorporated by reference to Registrant's Form 8-K as filed on June 13, 2000 (File No. 000-28218).

(6)
Incorporated by reference to Appendix C of Registrant's Definitive Proxy Statement on Schedule 14A as filed on April 29, 1998 (File No. 000-28218).

(7)
Incorporated by reference to Registrant's Form 10-Q as filed on May 15, 2001 (File No. 000-28218).

(8)
Incorporated by reference to Registrant's Form 8-K as filed on October 16, 1998 (File No. 000-28218).

(9)
Incorporated by reference to Registrant's Form 8-A as filed on October 16, 1998 (File No. 000-28218).

(10)
Incorporated by reference to Registrant's Form 8-A/A as filed on March 29, 2000 (File No. 000-28218).

(11)
Incorporated by reference to Registrant's Form S-3 as filed on January 29, 2004 (File No. 333-112311).

(12)
Incorporated by reference to Registrant's Form 8-K as filed on November 19, 2007 (File No. 000-28218).

(13)
Incorporated by reference to Registrant's Registration Statement on Form S-1 (File No. 333-3648), as amended.

(14)
Incorporated by reference to Registrant's Quarterly Report on Form 10-Q as filed on August 14, 1996 (File No. 000-28218).

(15)
Incorporated by reference to Registrant's Report on Form 10-K as filed on March 31, 1999 (File No. 000-28218).

(16)
Incorporated by reference to Registrant's Registration Statement on Form S-3 as filed on July 12, 1999 (File No. 333-82685), as amended.

(17)
Incorporated by reference to Registrant's Form 10-Q as filed on May 15, 2001 (File No. 000-28218).

(18)
Incorporated by reference to Registrant's Form 10-Q as filed on May 15, 2003 (File No. 000-28218).

(19)
Incorporated by reference to Registrant's Form 10-K as filed on March 15, 2004 (File No. 000-28218).

(20)
Incorporated by reference to Registrant's Form 10-Q as filed on August 9, 2004 (File No. 000-28218).

(21)
Incorporated by reference to Registrant's Form 10-Q as filed on November 9, 2004 (File No. 000-28218).

(22)
Incorporated by reference to Registrant's Form 8-K as filed on December 14, 2004 (File No. 000-28218).

(23)
Incorporated by reference to Registrant's Form 10-K as filed on March 16, 2005 (File No. 000-28218).

(24)
Incorporated by reference to Registrant's Form 10-K as filed on March 9, 2006 (File No. 000-28218).

(25)
Incorporated by reference to Registrant's Form 10-K as filed on March 1, 2007 (File No. 000-28218).

(26)
Incorporated by reference to Registrant's Form 8-K as filed on May 30, 2006 (File No. 000-28218).

(27)
Incorporated by reference to Registrant's Form 8-K as filed on December 19, 2006 (File No. 000-28218).

(28)
Incorporated by reference to Registrant's Form 8-K as filed on December 22, 2006 (File No. 000-28218).

(29)
Incorporated by reference to Registrant's Form 8-K as filed on June 6, 2007 (File No. 000-28218).

(30)
Incorporated by reference to Registrant's Form 8-K as filed on August 1, 2007 (File No. 000-28218).

*
Confidential treatment granted

†
Management contract, compensatory plan or arrangement

**
Confidential treatment requested