Form 10-Q
period 2008-03-31
AFFYMETRIX INC
filed 2008-05-12
CIK 913077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

COMMON SHARES OUTSTANDING ON MAY 2, 2008: 69,415,813

AFFYMETRIX, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AFFYMETRIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS:
Current assets:
Cash and cash equivalents	$431,156	$288,644
Restricted cash	4,000	—
Available-for-sale securities—short-term portion	158,842	205,718
Accounts receivable, net ($67 in 2008 and $389 in 2007 from Perlegen Sciences)	75,959	81,941
Inventories	51,787	42,912
Deferred tax assets—current portion	21,259	28,584
Notes receivable from employees-current portion	—	1,376
Prepaid expenses and other current assets	9,748	17,933
Total current assets	752,751	667,108
Available-for-sale securities—long-term portion	8,434	89,912
Property and equipment, net	129,786	143,884
Acquired technology rights, net	60,558	46,797
Goodwill	173,657	125,050
Deferred tax assets—long-term portion	34,069	18,426
Notes receivable from employees—long-term portion	133	487
Other assets	35,874	41,927
Total assets	$1,195,262	$1,133,591

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued liabilities	$53,859	$61,543
Deferred revenue—current portion	17,438	22,498
Total current liabilities	71,297	84,041
Deferred revenue—long-term portion	3,838	3,922
Other long-term liabilities	10,135	10,971
Convertible notes	436,250	436,250
Stockholders’ equity:
Common stock	694	692
Additional paid-in capital	735,097	704,189
Accumulated other comprehensive income	171	1,998
Accumulated deficit	(62,220)	(108,472)
Total stockholders’ equity	673,742	598,407
Total liabilities and stockholders’ equity	$1,195,262	$1,133,591

Note 1:                          The condensed consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date included in the Company’s Form 10-K for the fiscal year ended December 31, 2007.

See accompanying notes.

AFFYMETRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
REVENUE:
Product sales ($791 in 2008 and $6,678 in 2007 from Perlegen Sciences)	$62,806	$64,485
Services	8,420	8,757
Royalties and other revenue	98,349	7,193
Total revenue	169,575	80,435
COSTS AND EXPENSES:
Cost of product sales ($442 in 2008 and $2,421 in 2007 from Perlegen Sciences)	25,977	22,145
Cost of services	5,678	6,406
Cost of royalties and other revenue	—	66
Research and development	18,768	19,227
Selling, general and administrative	34,733	35,858
Acquired in-process technology	800	—
Restructuring charges	13,910	5,371
Total costs and expenses	99,866	89,073
Income (loss) from operations	69,709	(8,638)
Interest income and other, net	6,872	2,751
Interest expense	(3,589)	(415)
Income (loss) before income taxes	72,992	(6,302)
Income tax (provision) benefit	(26,740)	2,296
Net income (loss)	$46,252	$(4,006)

Basic net income (loss) per common share	$0.68	$(0.06)
Diluted net income (loss) per common share	$0.58	$(0.06)

Shares used in computing basic net income (loss) per common share	68,504	67,905
Shares used in computing diluted net income (loss) per common share	83,001	67,905

See accompanying notes.

AFFYMETRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$46,252	$(4,006)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,996	5,871
Amortization of intangible assets	2,598	2,082
Charge for acquired in-process technology	800	—
Amortization of investment premiums, net	909	101
Stock-based compensation	2,622	2,725
Restructuring charges	(992)	738
Realized (gain) loss on equity investments	(70)	131
Realized gain on the sales of investments	(36)	(97)
Deferred tax assets	21,272	(68)
Amortization of debt offering costs	526	190
Accretion of interest on notes receivable	(5)	(20)
Loss on disposal of equipment	12,529	6
Changes in operating assets and liabilities:
Restricted cash	(4,000)	(8,113)
Accounts receivable, net	9,014	12,297
Inventories	(1,682)	(12,642)
Prepaid expenses and other assets	9,796	1,789
Accounts payable and accrued liabilities	(18,846)	(13,846)
Deferred revenue	(5,144)	6,790
Other long-term liabilities	(836)	358
Net cash provided by (used in) operating activities	81,703	(5,714)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,759)	(7,850)
Purchases of available-for-sale securities	(133,682)	(42,431)
Proceeds from sales and maturities of available-for-sale securities	262,720	24,643
Acquisition of USB, net of cash acquired	(65,159)	—
Purchase of non-marketable equity investments	—	(550)
Net cash provided by (used in) investing activities	60,120	(26,188)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	216	9,031
Net cash provided by financing activities	216	9,031
Effect of exchange rate changes on cash and cash equivalents	473	61
Net increase (decrease) in cash and cash equivalents	142,512	(22,810)
Cash and cash equivalents at beginning of period	288,644	119,063
Cash and cash equivalents at end of period	$431,156	$96,253

See accompanying notes.

AFFYMETRIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008
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

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on February 29, 2008.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

Reclassification

Certain prior year revenue and cost of sales amounts in the Company’s condensed consolidated statements of operations have been reclassified to conform to the current period presentation.

Revenue Recognition

Overview

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of the product or system is required, revenue is deferred until all the acceptance criteria have been met.

The Company derives the majority of its revenue from product sales of GeneChip® probe arrays, reagents, and related instrumentation that may be sold individually or combined with any of the product or product related revenue items listed below. When a sale combines multiple elements, the Company accounts for multiple element arrangements under Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, (“EITF 00-21”)

EITF 00-21 provides guidance on accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. In accordance with EITF 00-21, the Company allocates revenue for transactions or collaborations that include multiple elements to each unit of accounting based on its relative fair value, and recognizes revenue for each unit of accounting when the revenue recognition criteria have been met. The price charged when the element is sold separately generally determines fair value. In the absence of fair value of a delivered element, the Company allocates revenue first to the fair value of the undelivered elements and the residual revenue to the delivered elements. The Company recognizes revenue for delivered elements when the delivered elements have standalone value and the Company has objective and reliable evidence of fair value for each undelivered element. If the fair value of any undelivered element included in a multiple element arrangement cannot be objectively determined, revenue is deferred until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements.

Product Sales

Product sales, as well as revenues from Perlegen Sciences (a related party, see Note 9), include sales of GeneChip® probe arrays, reagents and related instrumentation. Probe array, reagent and instrumentation revenues are recognized when earned, which is generally upon shipment and transfer of title to the customer and fulfillment of any significant post-delivery obligations. Accruals are provided for anticipated warranty expenses at the time the associated revenue is recognized.

Services

Services revenue includes equipment service revenue; scientific services revenue, which includes associated consumables; and revenue from custom probe array design fees.

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

Royalties and Other Revenue

Royalties and other revenue include license revenue; royalties earned from third party license agreements; milestones and royalties earned from collaborative product development and supply agreements; subscription fees earned under GeneChip® array access programs; and research revenue which mainly consists of amounts earned under government grants; and non-recurring intellectual property payments.

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

Transactions with Distributors

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable, and collectability is reasonably assured. The Company’s agreements with distributors do not include rights of return.

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

The following table sets forth a reconciliation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2008	2007
Numerator:
Net income (loss) - basic	$46,252	$(4,006)
Add effect of dilutive securities:
Interest on convertible notes (inclusive of amortization of debt issuance costs)	2,116	—
Net income (loss) - diluted	$48,368	$(4,006)

Denominator:
Weighted-average shares outstanding	69,313	68,211
Less: weighted-average shares of common stock subject to repurchase	(809)	(306)
Shares used in computing basic net income (loss) per common share	68,504	67,905
Add effect of dilutive securities:
Employee stock options	89	—
Common stock subject to repurchase	39	—
Convertible notes	14,369	—
Shares used in computing diluted net income (loss) per common share	83,001	67,905
Basic net income (loss) per common share	$0.68	$(0.06)
Diluted net income (loss) per common share	$0.58	$(0.06)

The following securities were excluded from the computation of diluted earnings per common share, on an actual outstanding basis, as they were anti-dilutive (in thousands):

	March 31,
	2008	2007
Employee stock options	4,833	5,848
Restricted stock subject to repurchase	—	350
Convertible notes	—	3,870
Total	4,833	10,068

Restructuring

The Company has in recent years engaged in, and may continue to engage in, restructuring actions, which require management to utilize significant estimates related to expenses for severance and other employee separation costs, lease cancellation, realizable values of assets that may become duplicative or obsolete, and other exit costs. If the actual amounts differ from the Company’s estimates, the amount of the restructuring charges could be materially impacted. For a full description of the Company’s restructuring actions, see Note 4.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, Business Combinations (“SFAS  141R”). SFAS  141R amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively.

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, an entity may elect to use fair value to measure eligible items including accounts receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, and issued debt. The Company has elected not to adopt the fair value option on existing eligible financial instruments as of January 1, 2008. However, because the SFAS 159 election is based on an instrument-by-instrument election at the time the Company first recognizes an eligible item or enters into an eligible firm commitment, the Company may decide to exercise the option on new items when business reason support doing so in the future. The adoption of FAS No. 159 did not have a significant impact on the Company’s consolidated results of operations and financial condition.

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The adoption of SFAS 157 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

NOTE 2—FAIR VALUE

In accordance with SFAS 157,  the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2008 (in thousands):

	Level 1	Level 2	Total
Non-U.S. equity securities	$851	$—	$851
U.S. government obligations and agencies	—	391,165	391,165
U.S. corporate debt	—	83,206	83,206
Total	$851	$474,371	$475,222

As of March 31, 2008, the Company had no financial assets or liabilities requiring Level 3 classification.

NOTE 3—STOCK-BASED COMPENSATION

Stock-Based Compensation Plans

The Company has a stock-based compensation program that provides the Board of Directors broad discretion in creating equity incentives for employees, officers, directors and consultants. This program includes incentive and non-qualified stock options and non-vested stock awards (also known as restricted stock) granted under various stock plans. Stock options are generally time-based, vesting 25% on each annual anniversary of the grant date over four years and expire 7 to 10 years from the grant date. Non-vested stock awards are generally time-based, vesting 25% on each annual anniversary of the grant date over four years. As of March 31, 2008, the Company had approximately 1.0 million shares of common stock reserved for future issuance under its stock-based compensation plans. New shares are issued as a result of stock option exercises and non-vested restricted stock awards.

The Company allocated stock-based compensation expense under SFAS No. 123R, Share-Based Payment, as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Costs of product sales	$364	$297
Research and development	523	562
Selling, general and administrative	1,735	1,866
Total stock-based compensation expense	2,622	2,725
Income tax benefit	(830)	(703)
Total stock-based compensation expense, net of tax	$1,792	$2,022

As of March 31, 2008, $31.2 million of total unrecognized stock-based compensation expense related to non-vested awards is expected to be recognized over the respective vesting terms of each award through 2012. The weighted average term of the unrecognized stock-based compensation expense is 2.7 years.

Stock Options

The fair value of options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended
	March 31,
	2008	2007
Risk free interest rate	2.5%	4.5%
Expected dividend yield	0.0%	0.0%
Expected volatility	42%	42%
Expected option term (in years)	4.5	4.5

The risk free interest rate for periods within the contractual life of the Company’s stock options is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term is derived from an analysis of the Company’s historical exercise trends over ten years. The expected volatility is based on a blend of historical and market-based implied volatility. Using the assumptions above, the weighted average grant date fair value of options granted during the three months ended March 31, 2008 and 2007 was $7.37 and $10.91, respectively.

Activity under the Company’s stock plans for the three months ended March 31, 2008 is as follows (in thousands, except per share amounts):

		Weighted-Average	Weighted-Average
		Exercise Price	Remaining	Aggregate
	Shares	Per Share	Contractual Terms	Intrinsic Value
			(in years)
Outstanding at December 31, 2007	5,475	$30.91
Grants	391	19.38
Exercises	(29)	12.97
Forfeitures or expirations	(602)	36.40
Outstanding at March 31, 2008	5,235	$29.51	3.92	$1,076

Exercisable at March 31, 2008	3,395	$31.35	2.75	$963

Vested and expected to vest at March 31, 2008	4,808	$29.81	3.73	$1,050

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of its first quarter of 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2008. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised is approximately $0.2 million and $4.1 million for the three months ended March 31, 2008 and 2007, respectively.

Restricted Stock

The following table summarizes the Company’s non-vested restricted stock activity for the three months ended March 31, 2008 (in thousands, except per share amounts):

		Weighted-Average
	Number of Shares	Grant Date Fair Value
Non-vested stock outstanding at December 31, 2007	724	$25.53
Granted	224	$19.30
Vested	(18)	$27.51
Forfeited	(54)	$26.28

Non-vested stock outstanding at March 31, 2008	876	$23.78

The total fair value of shares vested is approximately $0.5 million and approximately twenty-five thousand dollars for the three months ended March 31, 2008 and 2007, respectively.

NOTE 4—RESTRUCTURING

Fiscal 2008 Restructuring Plan

On February 28, 2008, the Company committed to a restructuring plan (the “2008 Plan”) designed primarily to optimize its production capacity and cost structure and improve its future gross margins.  The restructuring plan was approved as part of the Company’s ongoing efforts to reduce costs.

The restructuring plan involves moving the majority of the Company’s probe array manufacturing from its West Sacramento, California facility to its Singapore facility by the end of 2008.  The Company estimates the total restructuring expenses to be incurred in connection with the 2008 Plan will be approximately $15.4 million. Of this total, approximately $2.9 million relates to employee severance and $12.5 million relates to non-cash charges associated with the abandonment of certain long-lived manufacturing assets.  Depending on the rate at which the Company transfers its production capacity to Singapore, the Company may incur additional expenses associated with the reduction of capacity in the West Sacramento, California facility.  In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), the costs relating to employee severance and relocation are being accrued over the remaining service periods of the employees.

During the first quarter of 2008, the Company recognized approximately $1.4 million of expense related to employee termination benefits associated with the 2008 Plan and approximately $12.5 million of non-cash charges related to the abandonment of certain manufacturing assets.  These expenses were presented as a component of the line item labeled “Restructuring charges” in the Company’s Consolidated Statements of Operations.

The activity in the accrued restructuring balances related to the 2008 Plan described above for the three months ended March 31, 2008 was as follows (in thousands):

						As of
						March 31, 2008
	Balance as of				Balance as of	Total	Total
	December 31,	2008	Cash	Non-Cash	March 31,	costs	expected
	2007	Charges	Payments	Settlements	2008	to date	costs
Employee severance and relocation benefits	$—	$1,412	$(740)	$(179)	$493	$1,412	$2,900
Abandonment of certain long-lived manufacturing assets	—	12,498	—	(12,498)	—	12,498	12,500
Total restructuring costs	$—	$13,910	$(740)	$(12,677)	$493	$13,910	$15,400

Fiscal 2007 Restructuring Plan

In July 2007, the Company announced that it was consolidating an administrative facility located in Sunnyvale, California into its main campus in Santa Clara, California during the fourth quarter of 2007 (the “2007 Plan”). Additionally, in August and December 2007, the Company terminated certain employees in the research and development and selling, general and administrative functions. The Company estimates that the total restructuring expenses to be incurred in connection with the 2007 Plan will be approximately $6.2 million. Of this total, the Company estimates that approximately $3.0 million relates to employee severance and approximately $3.0 million relates to contract termination and $0.2 million of other costs associated with vacating the leased Sunnyvale, California facility. The Sunnyvale, California  facility was vacated during the fourth quarter of 2007. The estimated cash outlays to be incurred in connection with these restructuring activities are estimated to be approximately $6.2 million. In accordance with SFAS No. 146, the costs relating to employee severance are being accrued over the remaining service periods of the employees.

During the first quarter of 2008 and 2007, the Company did not recognize any expense associated with the 2007 Plan.

The activity in the accrued restructuring balances related to the 2007 Plan described above for the three months ended March 31, 2008 was as follows (in thousands):

						As of
						March 31, 2008
	Balance as of				Balance as of	Total	Total
	December 31,	2008	Cash	Non-Cash	March 31,	costs	expected
	2007	Charges	Payments	Settlements	2008	to date	costs
Employee severance and relocation benefits	$1,295	$—	$(605)	$—	$690	$2,887	$3,000
Contract termination costs	1,122	—	(278)	—	844	1,216	3,000
Other restructuring costs	—	—	—	—	—	114	200
Total restructuring costs	$2,417	$—	$(883)	$—	$1,534	$4,217	$6,200

Fiscal 2006 Restructuring Plan

In the third quarter of 2006, the Company initiated a restructuring plan (the “2006 Plan”) to better align certain of its expenses with the Company’s current business outlook. The Company’s primary focus of the 2006 Plan was in the general and administrative functions and included rationalizing its facilities. In August 2006, the Company terminated certain employees in the general and administrative functions. Additionally, in September, the Company announced its plan to close its Bedford, Massachusetts based instrumentation manufacturing and development facility. The Company consolidated the Bedford facility’s instrument manufacturing operations with its probe array manufacturing facility in West Sacramento, California. The Company’s instrumentation development capabilities were consolidated with its principal research and development facilities located in Santa Clara, California. Implementation of the 2006 Plan began in the fourth quarter of 2006 and continued into the first half of 2007 and eliminated or transferred certain positions. The closure of the Bedford, Massachusetts facility was substantially completed by the third quarter of fiscal 2007.

The Company estimates that the total restructuring expenses to be incurred in connection with the 2006 Plan will be approximately $25.3 million. Of this total, the Company estimates that $20.2 million relates to employee severance and relocation benefits, $2.9 million relates to contract termination costs associated with vacating the leased Bedford facility, net of estimated sublease income of $6.7 million, and approximately $2.2 million relates to other restructuring costs such as fixed asset write-downs and equipment and inventory relocation costs. The Company incurred restructuring expenses beginning in the third quarter of 2006 and continued incurring related expenses through the third quarter of 2007. Cash outlays incurred in connection with these restructuring activities are estimated to be approximately $15.6 million. In accordance with SFAS 146, the costs relating to employee severance and relocation were accrued over the remaining service periods of the employees.

During the first quarter of 2008, the Company did not recognize any expense associated with the 2006 Plan.  During the first quarter of 2007, the Company recognized approximately $5.4 million of expense related to the plan which was presented in a single line item labeled Restructuring charges in the Company’s Statement of Operations, of which approximately $4.8 million related to employee termination benefit costs and approximately $0.6 million related to facility exit costs.

The activity in the accrued restructuring balances related to the 2006 Plan described above for the three months ended March 31, 2008 was as follows (in thousands):

						As of March 31, 2008
	Balance as of				Balance as of	Total	Total
	December 31,	2008	Cash	Non-Cash	March 31,	costs	expected
	2007	Charges	Payments	Settlements	2008	to date	costs
Employee severance and relocation benefits	$140	$—	$(94)	$—	$46	$20,197	$20,200
Contract termination costs	1,761	—	(507)	—	1,254	2,391	2,900
Other restructuring costs	—	—	—	—	—	1,988	2,200
Total restructuring costs	$1,901	$—	$(601)	$—	$1,300	$24,576	$25,300

NOTE 5—ACQUISITION

On January 30, 2008, the Company acquired 100% of the outstanding shares of  USB Corporation (“USB”), a privately held Cleveland, Ohio-based company that develops, manufactures and markets an extensive line of molecular biology and biochemical reagent products. The acquisition will enable the Company to accelerate the development and commercialization of new genetic analysis solutions and increase the value of its current product portfolio.

Affymetrix accounted for the merger under the purchase method of accounting in accordance with the provisions of  SFAS No. 141, Business Combinations. Under this accounting method, the Company recorded the assets acquired and liabilities assumed at their estimated fair value, with the excess purchase price reflected as goodwill. Additionally, certain costs directly related to the merger were reflected as additional purchase price in excess of net assets acquired. The results of operations of USB have been included in Affymetrix’ consolidated financial statements since January 31, 2008.

Purchase Price

The total purchase price of the USB acquisition was $72.9 million and includes the following components (in thousands):

Merger consideration paid in cash	$70,895
Direct acquisition costs	1,958
Total purchase price	$72,853

Purchase Price Allocation

The following table allocates the purchase price based on the fair values of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Tangible assets, net	$7,146
Amortizable intangible assets	16,300
Goodwill	48,607
In-process technology	800
Total	$72,853

Intangible Assets and Goodwill

A valuation of the purchased intangible assets was undertaken by Affymetrix’ management in its determination of the estimated fair value of such assets. The $6.1 million value assigned to developed technology and patents and core technology is included in acquired technology rights on the Company’s Consolidated Balance Sheet and will be amortized to cost of product sales over the estimated useful lives of these assets, generally four to five years. Affymetrix recorded amortization expense of approximately $0.2 million for the three months ended March 31, 2008 related to these acquired patents and technology. The $10.2 million value assigned to customer contracts and trade names and trademarks will be amortized to selling, general and administrative expenses over the estimated useful lives of these assets, generally four to eight years. Affymetrix recorded amortization expense of approximately $0.3 million for the three months ended March 31, 2008 related to customer contracts and trade names and trademarks. Goodwill of $48.6 million was recorded as the excess of the purchase price over the net assets acquired.  Goodwill will not be amortized, but will be assessed for impairment on an annual basis or when an indication of potential impairment exists.

In-process Technology

Management determined the estimated fair value of certain research and development programs in-process at the acquisition date that had not yet reached technological feasibility and had no alternative future use. These projects primarily included certain molecular biology projects. The fair values of these projects were determined using the Income Approach whereby management estimated each project’s related future net cash flows between 2008 and 2014 and discounted them to their present value using a risk adjusted discount rate of 21%. This discount rate is based on our estimated weighted average cost of capital adjusted upward for the risks associated with the projects acquired. The projected cash flows from the acquired projects were based on estimates of revenues and operating profits related to the projects considering the stage of development of each potential product acquired, the time and resources needed to complete the development and approval of each product, the life of each potential commercialized product and the inherent difficulties and uncertainties in developing products and services based on complex genetic technologies and biochemical processes. The Company expects cash flows from these projects to begin in 2009 and is not anticipating any material changes to its historical pricing, expense levels or gross margins related to these products.

Escrow Agreement

Pursuant to the terms of the USB merger agreement, the Company withheld from the merger consideration $4.0 million and delivered those funds to an escrow account which shall be released to the USB shareholders upon achievement of certain revenue targets in fiscal 2008.  Quarterly, the Company must review the revenue targets and to the extent they are achieved, all or a portion of the escrow funds shall be disbursed to the USB shareholders consistent with the terms of the merger agreement.  If the prescribed revenue targets are not achieved, some or all of the escrow funds shall be released from restriction.  As funds are disbursed to the USB shareholders, the Company will reflect these payments as additional goodwill and will reduce restricted cash.  Any funds remaining in escrow at the end of the fiscal year 2008 which are not payable to the USB shareholders and are released from restriction will be reclassified to cash and cash equivalents.  As of March 31, 2008, no funds had been disbursed from the escrow account nor released from restriction.  Accordingly, $4.0 million is presented as restricted cash in the Company’s Condensed Consolidated Balance Sheet at March 31, 2008.

NOTE 6—INVENTORIES

Inventories consist of the following (in thousands):

	March 31	December 31,
	2008	2007
Raw materials	$20,254	$20,507
Work-in-process	10,471	11,297
Finished goods	21,062	11,108
Total	$51,787	$42,912

NOTE 7—ACQUIRED TECHNOLOGY RIGHTS

Acquired technology rights are comprised of licenses to technology covered by patents to third parties and are amortized over the expected useful life of the underlying patents, which range from one to fifteen years. Accumulated amortization of these rights amounted to approximately $41.6 million and $39.0 million at March 31, 2008 and December 31, 2007, respectively.

The expected future annual amortization expense of the Company’s acquired technology rights and other intangible assets is as follows (in thousands):

Amortization
For the Year Ending December 31,	Expense
2008, remainder thereof	$8,570
2009	10,565
2010	9,795
2011	9,399
2012	7,636
Thereafter	14,593
Total	$60,558

NOTE 8—COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Net income (loss)	$46,252	$(4,006)
Foreign currency translation adjustment	473	61
Unrealized (loss) gain on debt securities	(2,300)	804
Comprehensive income (loss)	$44,425	$(3,141)

NOTE 9—RELATED PARTY TRANSACTIONS

Perlegen Sciences, Inc.

As of March 31, 2008, the Company, and certain of its affiliates, including the Company’s chief executive officer and members of the board of directors, held approximately 22% ownership interest in Perlegen Sciences, Inc. (“Perlegen”), a privately-held biotechnology company. In addition, two members of Perlegen’s board of directors are also members of the Company’s board of directors.

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

In accordance with Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 as amended (“FIN 46”), the Company has concluded that Perlegen is a variable interest entity in which the Company holds a variable interest, and that the Company is not the primary beneficiary.

NOTE 10—COMMITMENTS AND CONTINGENCIES

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

Shareholder Derivative Lawsuits

In 2006, three shareholders of the Company filed purported derivative lawsuits on behalf of the Company, which lawsuits name the Company (as nominal defendant) and several of the Company’s current and former officers and directors, and allege that these officers and directors breached their fiduciary duties and breached other laws by participating in backdating stock options grants. Two of these lawsuits were filed in the United States District Court for the Northern District of California, one on August 30, 2006 and the other on September 13, 2006, and were subsequently consolidated. The third lawsuit was filed in the Superior Court of the State of California on October 20, 2006. The substance of the allegations in these cases is similar, and includes claims against the individual defendants for breach of fiduciary duties, unjust enrichment, and violations of federal securities laws, Generally Accepted Accounting Principles, Section 162(m) of the Internal Revenue Code, and certain state laws in each case in connection with the allegedly backdated options. The plaintiffs seek monetary and equitable relief on behalf of the Company, including damages and disgorgement from the individual defendants, changes in the Company’s corporate governance and internal control procedures, and an award of attorneys’ fees and costs. As previously disclosed in the Company’s Form 10-K/A’s for the year ended December 31, 2005, the Company’s decision to restate its consolidated financial statements was based on the results of an internal review of its historical stock option granting practices from January 1, 1997 through May 31, 2006 performed under the direction of the Audit Committee of the Board of Directors. The review did not find any pattern or practice of inappropriately identifying grant dates with hindsight in order to provide “discounted” or “in-the-money” grants. On March 31, 2008, the federal district court presiding over the two consolidated cases issued an order granting in part and denying in part the motion of the Company and the individual defendants to dismiss the amended consolidated shareholder derivative complaint. The court allowed the plaintiffs leave to amend, and the plaintiffs filed a second amended consolidated shareholder derivative complaint on April 18, 2008. The case in California Superior Court is currently stayed pending resolution of the consolidated federal cases. The Company does not believe that the claims in these derivative lawsuits have merit and the Company intends to vigorously defend the cases.

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

Administrative Litigation and Proceedings

The Company’s intellectual property is subject to a number of significant administrative and litigation actions. For example, in Europe and Japan, we expect third parties to oppose significant patents that the Company owns or controls. Currently, third parties, including several of the Company’s competitors, have filed oppositions against several of the Company’s European patents in the European Patent Office and requested reexamination of several of the Company’s patents by the United States Patent & Trademark Office.  These proceedings are at various procedural stages and will result in the respective patents being either upheld in their entirety, allowed to issue in amended form in designated countries, or revoked. Further, in the United States, the Company expects that third parties will continue to “copy” the claims of its patents in order to provoke interferences in the United States Patent & Trademark Office. These proceedings could result in the Company’s patent protection being significantly modified or reduced, in the incurrence of significant costs and the consumption of substantial managerial resources.

NOTE 11—INCOME TAXES

The provision for income tax for the first quarter of 2008 was approximately $26.7 million.  The income tax provision differs from the amount computed by applying the 35% U.S. federal statutory rate to the consolidated income before income taxes due various factors, including the tax impact of non-U.S. operations, state taxes, and state research and development tax credits.  The Company believes realization of their deferred tax assets as of March 31, 2008 is more likely than not based upon future taxable earnings. An additional valuation allowance against deferred tax assets may be necessary if it is more likely than not that all or a portion of the deferred tax assets will not be realized.

As of March 31, 2008, there have been no material changes to the total amount of unrecognized tax benefits.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2008 and for the three-month periods ended March 31, 2008 and 2007 should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Increase top-line revenue growth.  We intend to grow our top-line revenue through the successful commercialization of our technologies and expansion of our customer base, including leveraging our technologies into new markets. We also believe that the genotyping market will continue to be one of the most attractive growth opportunities in life sciences and that new content and new clinical applications will drive growth for years to come. These opportunities include our new cytogenetic applications and our new Drug Metabolizing Enzymes and Transporters (DMET) product which we believe addresses a significant unmet need for our pharmaceutical partners. We anticipate that these products and technologies will stimulate our business in 2008 and beyond. In addition, our revenues in the first quarter of 2008 include a non-recurring $90 million intellectual property payment received in January 2008.

While continued innovation is essential to create new opportunities, we are also pursuing additional paths to grow the business including our acquisition of USB Corporation on January 30, 2008 for approximately $73 million in cash. This acquisition is expected to significantly accelerate next-generation enzymology and reagents that will be used with the sequencing applications that we have in development.

Improve operating efficiency.  Our goal is to generate continual improvement in gross margin throughout 2008. In February 2008, we implemented a restructuring plan (the “2008 Plan”) designed primarily to optimize our production capacity and cost structure and improve our future gross margins.  We intend to move, by the end of 2008, the majority of our probe array manufacturing from our West Sacramento, California facility to our Singapore facility. In connection with this plan, we have incurred approximately $1.4 million of expense related to employee termination benefits associated with the 2008 Plan and approximately $12.5 million of non-cash charges related to the abandonment of certain manufacturing assets. We expect to incur additional charges in 2008 associated with the reduction of our manufacturing capacity. Additionally, we will continue to work on identifying additional opportunities to improve our cost structure to help ensure our expenses remain in line with our revenue growth.

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

Income Taxes

Income tax expense is based on pretax financial accounting income.  Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  We must then assess the likelihood that the resulting deferred tax asserts will be realized.  To the extent we believe that realization is not more likely than not, we establish a valuation allowance.  Significant estimates are required in determining our provision for income taxes, our deferred tax assets and liabilities, unrecognized tax benefits, and any valuation allowance to be recorded against our net deferred tax asset.  Some of these estimates are based on interpretations of existing tax laws or regulations.  We believe that our estimates are reasonable and that our reserves for income tax related uncertainties are adequate. Various internal and external factors may have favorable or unfavorable effects on our future effective tax rate.  These factors include, but are not limited to, changes in tax laws, regulations and /or rates, changing interpretations of existing tax laws or regulations, changes in the valuation of deferred tax assets or liabilities, future level of research and development spending, nondeductible expenses, changes in overall levels and geographical mix of pretax earnings, and ultimate outcomes of income tax audits.

Contingencies

We are subject to legal proceedings principally related to intellectual property matters. Based on the information available at the balance sheet dates, we assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. If losses are probable and reasonably estimable, we will record a reserve in accordance with SFAS No. 5, Accounting for Contingencies.  Any reserves recorded may change in the future due to new developments in each matter.

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

SFAS 123R requires that employee stock-based compensation costs be recognized over the requisite service period, or the vesting period, in a manner similar to all other forms of compensation paid to employees. Accordingly, in the first three months of 2008, we recognized employee stock-based compensation of approximately $0.3 million in cost of product sales, approximately $0.5 million in research and development expense and approximately $1.7 million in selling, general and administrative expenses.  As of March 31, 2008, approximately $31.2 million of total unrecognized stock-based compensation expense related to non-vested awards is expected to be to be recognized over the respective vesting terms of each award through 2012. The weighted average term of the unrecognized stock-based compensation expense is 2.7 years.

During the three months ended March 31, 2007, we recognized employee stock-based compensation of $0.3 million in cost of product sales, $0.6 million in research and development expense and $1.9 million in selling, general and administrative expenses options recognized under SFAS 123R.

Restructuring

 We have recently engaged in, and may continue to engage in, restructuring actions, which require management to utilize significant estimates related to expenses for severance and other employee separation costs, lease cancellation, realizable values of assets that may become duplicative or obsolete, and other exit costs.  If the actual amounts differ from our estimates, the amount of the restructuring charges could be materially impacted.  For a full description of our restructuring actions, see Note 4 to the Condensed Consolidated Financial Statements in Item 1.

Results of Operations

The following discussion compares the historical results of operations for the three months ended March 31, 2008 and 2007, respectively.

Product Sales

The components of product sales are as follows (in thousands, except percentage amounts):

	Three Months Ended		Dollar	Percentage
	March 31,		change from	change from
	2008	2007	2007	2007
Consumables	$58,756	$56,005	$2,751	5%
Instruments	4,050	8,480	(4,430)	(52)
Total product sales	$62,806	$64,485	$(1,679)	(3)

Total product sales decreased in the first quarter of 2008 as compared to 2007.  Consumables, which include probe arrays and reagents,  increased primarily due to revenue associated with our acquisition of USB Corporation on January 30, 2008 which was partially offset by a decrease in the average selling price of certain of our consumable products.  Instrument sales declined primarily due to a decrease in unit sales of our GeneChip® Scanners.

Consumable sales, which includes probe arrays and reagents, for the three months ended March 31, 2008 and 2007 include $0.8 million and $6.7 million, respectively, of revenue from Perlegen Sciences Inc., a related party.

Services (in thousands, except percentage amounts):

	Three Months Ended		Dollar	Percentage
	March 31,		change from	change from
	2008	2007	2007	2007
Services	$8,420	$8,757	$(337)	(4)%

Total services revenue decreased in the first quarter of 2008 as compared to 2007 primarily due to a decrease of $0.9 million in our genotyping services business because of the variable timing of projects.  This decrease was partially offset by an increase of $0.6 million in instrument service revenue.

Royalties and Other Revenue (in thousands, except percentage amounts):

	Three Months Ended		Dollar	Percentage
	March 31,		change from	change from
	2008	2007	2007	2007
Royalties and other revenue	$98,349	$7,193	$91,156	1,267%

Royalties and other revenue increased in the first quarter of 2008 as compared to 2007 primarily due to the recognition of a non-recurring $90 million intellectual property payment received in January 2008.

Product and Services Gross Margins (in thousands, except percentage/point amounts):

	Three Months Ended		Dollar/Point
	March 31,		change from
	2008	2007	2007
Total gross margin on product sales	$36,829	$42,340	$(5,511)
Total gross margin on services	2,742	2,351	391

Product gross margin as a percentage of product sales	59%	66%	(7)
Service gross margin as a percentage of services	33%	27%	6

The decrease in product gross margin in the first quarter of 2008 as compared to 2007 is primarily due to higher costs for array manufacturing due to lower factory utilization as we built less arrays in the first quarter of 2008 and added manufacturing capacity in the second quarter of 2007 and a decrease in the average selling price of certain of our consumable products.   These decreases were partially offset by a mix shift to our higher margin consumable products and a decline in reserves related to expired arrays and instrument obsolescence.

Gross margin on product sales for the three months ended March 31, 2008 and 2007 includes $0.4 million and $4.3 million, respectively, of gross margin from Perlegen Sciences Inc., a related party.

The increase in services gross margin in the first quarter of 2008 as compared to 2007 was primarily due to an increase in the average selling prices of our genotyping services business.

Research and Development Expenses (in thousands, except percentage amounts):

	Three Months Ended		Dollar	Percentage
	March 31,		change from	change from
	2008	2007	2007	2007
Research and development	$18,768	$19,227	$(459)	(2)%

The decrease in research and development expenses was primarily due to a $1.1 million decrease in total compensation and benefits due to a reduction in headcount.  This decrease was offset by an increase of $0.6 million in consulting and purchased services spending for certain projects and grants.

While our research and development costs have declined in the near term, we believe a substantial investment in research and development is essential to a long-term sustainable competitive advantage and critical to expansion into additional markets.

Selling, General and Administrative Expenses (in thousands, except percentage amounts):

	Three Months Ended		Dollar	Percentage
	March 31,		change from	change from
	2008	2007	2007	2007
Selling, general and administrative	$34,733	$35,858	$(1,125)	(3)%

The decrease in selling, general and administrative expenses was primarily due to a $1.7 million decrease in legal expenses due to lower spending on general legal, contracts and patent litigation, principally due to the settlement of the Illumina litigation in January 2008, and a $1.3 million decrease in recruiting fees and general selling expenses.  This decrease was offset by growth of $1.5 million in total compensation and benefits primarily due to an increase in headcount related to our acquisition of USB Corporation on January 30, 2008.

Acquired-in-process technology (in thousands, except percentage amounts):

	Three Months Ended		Dollar	Percentage
	March 31,		change from	change from
	2008	2007	2007	2007
Acquired in-process technology	$800	$—	$800	100%

During the first quarter of 2008, we recorded a charge of approximately $0.8 million to acquired in-process technology upon the January 30, 2008 completion of our acquisition of USB Corporation (“USB”), a privately held Cleveland, Ohio-based company that develops, manufactures and markets an extensive line of molecular biology and biochemical reagent products. We believe the acquisition will enable us to accelerate the development and commercialization of new genetic analysis solutions and increase the value of our current product portfolio. We determined the estimated fair value of certain research and development programs in-process at the acquisition date that had not yet reached technological feasibility and had no alternative future use. These projects primarily included certain molecular biology projects. The fair values of these projects were determined using the Income Approach whereby we estimated each project’s related future net cash flows between 2008 and 2014 and discounted them to their present value using a risk adjusted discount rate of 21%. This discount rate is based on our estimated weighted average cost of capital adjusted upward for the risks associated with the projects acquired. The projected cash flows from the acquired projects were based on estimates of revenues and operating profits related to the projects considering the stage of development of each potential product acquired, the time and resources needed to complete the development and approval of each product, the life of each potential commercialized product and the inherent difficulties and uncertainties in developing products and services based on complex genetic technologies and biochemical processes. We expect cash flows from these projects to begin in 2009 and are not anticipating any material changes to our historical pricing, expense levels or gross margins related to these products.

Restructuring charges (in thousands, except percentage amounts):

	Three Months Ended		Dollar	Percentage
	March 31,		change from	change from
	2008	2007	2007	2007
Restructuring	$13,910	$5,371	$8,539	159%

On February 28, 2008, we committed to a restructuring plan (the “2008 Plan”) designed primarily to optimize our production capacity and cost structure and improve our future gross margins.  The restructuring plan was approved as part of our ongoing efforts to reduce costs.

The restructuring plan involves moving the majority of our probe array manufacturing from our West Sacramento, California facility to our Singapore facility by the end of 2008.  We estimate the total restructuring expenses to be incurred in connection with the 2008 Plan will be approximately $15.4 million. Of this total, approximately $2.9 million relates to employee severance and $12.5 million relates to non-cash charges associated with the abandonment of certain long-lived manufacturing assets.  Depending on the rate at which we transfer our production capacity to Singapore, we may incur additional expenses associated with the reduction of capacity in the West Sacramento, California facility.  In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), the costs relating to employee severance and relocation are being accrued over the remaining service periods of the employees.

During the first quarter of 2008, we recognized approximately $1.4 million of expense related to employee termination benefits associated with the 2008 Plan and approximately $12.5 million of non-cash charges related to the abandonment of certain manufacturing assets.

In July 2007, we announced we were consolidating an administrative facility located in Sunnyvale, California into our main campus in Santa Clara, California during the fourth quarter of 2007 (the “2007 Plan”). Additionally, in August and December 2007, we terminated certain employees in the research and development and selling, general and administrative functions. We estimated that the total restructuring expenses to be incurred in connection with the 2007 Plan will be approximately $6.2 million. Of this total, we estimate that approximately $3.0 million relates to employee severance and approximately $3.0 million relates to contract termination and $0.2 million of other costs associated with vacating the leased Kifer facility. The Kifer facility was vacated during the fourth quarter of 2007. The estimated cash outlays to be incurred in connection with these restructuring activities are estimated to be approximately $6.2 million.

During the first quarter of 2008 and 2007, we did not recognize any expense associated with the 2007 Plan.

In the third quarter of 2006, we initiated a restructuring plan (the “2006 Plan”) to better align certain of our expenses with our current business outlook. The primary focus of the 2006 Plan was in the general and administrative functions and included rationalizing our facilities. In August 2006, we terminated certain employees in the general and administrative functions. Additionally, in September, we announced our plan to close our Bedford, Massachusetts based instrumentation manufacturing and development facility. We consolidated the Bedford facility’s instrument manufacturing operations with our probe array manufacturing facility in West Sacramento, California. Our instrumentation development capabilities were consolidated with our principal research and development facilities located in Santa Clara, California. Implementation of the 2006 Plan began in the fourth quarter of 2006 and continued into the first half of 2007 and eliminated or transferred certain positions. The closure of the Bedford, Massachusetts facility was substantially completed by the third quarter of fiscal 2007.

We estimate that the total restructuring expenses to be incurred in connection with the 2006 Plan will be approximately $25.3 million. Of this total, we estimate that $20.2 million relates to employee severance and relocation benefits, $2.9 million relates to contract termination costs associated with vacating the leased Bedford facility, net of estimated sublease income of $6.7 million, and approximately $2.2 million relates to other restructuring costs such as fixed asset write-downs and equipment and inventory relocation costs. We incurred restructuring expenses beginning in the third quarter of 2006 and continued incurring related expenses through the third quarter of 2007. Cash outlays incurred in connection with these restructuring activities are estimated to be approximately $15.6 million.

During the first quarter of 2008, we did not recognize any expense associated with the 2006 Plan.  During the first quarter of 2007, we recognized approximately $5.4 million of expense related to the plan of which approximately $4.8 million related to employee termination benefit costs and approximately $0.6 million related to facility exit costs.

Interest Income and Other, Net

The components of interest income and other, net, are as follows (in thousands, except percentage amounts):

	Three Months Ended		Dollar	Percentage
	March 31,		change from	change from
	2008	2007	2007	2007
Interest income	$4,861	$2,754	$2,107	77%
Realized gain (loss) on equity investments, net	70	(131)	201	153
Currency gains (losses), net	260	(61)	321	526
Other	1,681	189	1,492	789
Total interest income and other, net	$6,872	$2,751	$4,121	150

Interest income and other, net increased for the first quarter of 2008 by $4.1 million as compared to the same period in 2007 primarily due to an increase in our cash and marketable securities balances and the recognition of a $1.6 million gain on the sale of an equity investment.

Interest Expense (in thousands, except percentage amounts):

	Three Months Ended		Dollar	Percentage
	March 31,		change from	change from
	2008	2007	2007	2007
Interest expense	$3,589	$415	$3,174	765%

Interest expense increased in first quarter of 2008 as compared to 2007 as we recognized interest expense on our $316.3 million 3.50% senior convertible notes issued in November 2007.

Income Tax (Provision) Benefit (in thousands, except percentage amounts):

	Three Months Ended		Dollar	Percentage
	March 31,		change from	change from
	2008	2007	2007	2007
Income tax provision (benefit)	$26,740	$(2,296)	$29,036	1,265%

The provision for income tax increased approximately $29.0 million in the first quarter of 2008 as compared to the same period in 2007.  The increase was due to an increase in profitability.  In the first quarter of 2008, the income tax provision differs from the amount computed by applying the 35% U.S. federal statutory rate to the consolidated income before income taxes due to various factors, including the tax impact of non-U.S. operations, state taxes, and state research and development tax credits. We believe realization of our deferred tax assets as of March 31, 2008 is more likely than not based upon future taxable earnings. An additional valuation allowance against deferred tax assets may be necessary if it is more likely than not that all or a portion of the deferred tax assets will not be realized.

As of March 31, 2008, there have been no material changes to our total amount of unrecognized tax benefits.

Liquidity and Capital Resources

Cashflow (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Net cash provided by (used in) operating activities	$81,703	$(5,714)
Net cash provided by (used in) investing activities	60,120	(26,188)
Net cash provided by financing activities	216	9,031
Effect of foreign currency translation on cash and cash equivalents	473	61
Net increase (decrease) in cash and cash equivalents	$142,512	$(22,810)

Net Cash Provided by (Used in) Operating Activities

Cash provided by (used in) operating activities is net income (loss) adjusted for certain non-cash items and changes in operating assets and liabilities. Cash provided by operating activities in the first quarter of 2008 was primarily comprised of a net income of $46.3 million, which included a non-recurring $90 million intellectual property payment, and a loss on disposal of equipment of $12.5 million. Significant changes in assets and liabilities are as follows:

Our total accounts receivable, including Perlegen, was $76.0 million at March 31, 2008, a decrease of $6.0 million from December 31, 2007. The decrease is primarily due to lower sales of consumables and instruments in the first quarter of 2008 as compared to the fourth quarter of 2007.

Our inventory balance was $51.8 million at March 31, 2008, an increase of $8.9 million from December 31, 2007. The increase is primarily due to the buildup of consumables in advance of anticipated demand and the acquisition of USB’s inventory on January 30, 2008.

Our prepaid expenses and other assets balance was $9.7 million at March 31, 2008, a decrease of $8.2 million from December 31, 2007. The decrease is primarily related to the receipt of a non-recurring license fee in our other non-trade receivables.

Our deferred tax assets balance was $55.3 million at March 31, 2008 an increase of $8.3 million primarily due to a temporary timing difference associated with the abandonment of certain long-lived manufacturing assets.

Our accounts payable and accrued liabilities balance was $53.9 million at March 31, 2008, a decrease of $7.7 million from December 31, 2007. The decrease is primarily due to the payout of variable compensation.

Our deferred revenue balance was $21.3 million at March 31, 2008, a decrease of $5.1 million from December 31, 2007. The decrease is primarily due to the payment of a non-recurring license fee.

Net Cash Provided by (Used in) Investing Activities

Our investing activities, other than purchases, sales and maturities of available-for-sale securities, primarily consist of capital expenditures, strategic investments and purchased technology rights.

Cash used for capital expenditures was $3.8 million and $7.9 million in the first quarter 2008 and 2007, respectively. Our capital expenditures in 2008 primarily related to the completion of our manufacturing expansion and the capitalization of cost related to our new enterprise resource planning system.

In January 2008, we paid approximately $65.2 million, net of cash acquired, for the acquisition of USB Corporation, a privately held Cleveland, Ohio based-company that develops, manufactures and markets an extensive line of molecular biology and biochemical reagent products.

Net Cash Provided by Financing Activities

Our financing activities consist of stock option exercise activity under our employee stock plan. Cash provided by the issuance of stock under our employee stock plan was $0.2 million and $9.0 million in the first quarter of 2008 and 2007, respectively.Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

There have been no other significant changes in our off-balance sheet arrangements and aggregate contractual obligations as compared to the disclosures in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007.

On December 15, 2008, 2013, 2018, 2023 and 2028 the security holders have the option to require us to repurchase our $120.0 million 0.75% Notes at a price equal to 100% of the principal amount of the 0.75% Notes plus accrued and unpaid interest. Additionally, on or after December 15, 2008, we have the option of redeeming for cash at 100% of the principal amount all or part of the then outstanding 0.75% Notes plus accrued but unpaid interest.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

We derive a portion of our revenues in foreign currencies, predominantly in Europe and Japan. In addition, a portion of our assets are held in nonfunctional currencies of our subsidiaries. We use currency forward contracts to manage a portion of the currency exposures created from our activities denominated in foreign currencies.  Our hedging program is designed to reduce, but does not entirely eliminate, the impact of currency exchange rate movements.

There have been no other significant changes in our market risk compared to the disclosures in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in “Item 1. Condensed Consolidated Financial Statements — Note 10. Commitments and Contingencies” to the interim condensed consolidated financial statements, and is incorporated by reference herein.

ITEM 1A. RISK FACTORS

In evaluating our business, you should carefully consider the following risks, as well as the other information contained in this quarterly report on Form 10-Q. If any of the following risks actually occurs, our business could be harmed.

We may not maintain profitability.

Although we were profitable for the year ended December 31, 2007, we incurred losses each year from our inception through the year ended December 31, 2002 and also for the year ended December 31, 2006. As a result, we had an accumulated deficit of approximately $62.2 million at March 31, 2008. We expect to continue experiencing fluctuations in our operating results and cannot assure sustained profitability.

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

Our quarterly results have historically fluctuated significantly and may continue to do so.  Failure to meet financial expectations may disappoint securities analysts or investors and result in a decline in our stock price.

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

Some additional factors that could cause our operating results to fluctuate include:

•     weakness in the global economy and changing market conditions that affect our customers;

•     decreased spending by our target customers in our products for any reason;

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

The RNA/DNA probe array field is undergoing rapid technological changes. New technologies, techniques or products could emerge which might allow the packaging and analysis of genomic information at densities similar to or higher than our microarray technology. Other companies may begin to offer products that are directly competitive with, or are technologically superior, to our products. We cannot assure you that we will be able to maintain our technological advantages over emerging technologies in the future. In addition, although we believe that we are recognized as a market leader in creating systems for genetic analysis in the life sciences, standardization of tools and systems for genetic research is still ongoing and there can be no assurance that our products will emerge as the standard for genetic research. The emergence of competing technologies and systems as market standards for genetic research may result in our products becoming uncompetitive and could cause our business to suffer.

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

We are pursuing and may continue to pursue a number of initiatives to reduce costs across our operations. These initiatives include workforce reductions in certain areas and the rationalization of our facilities. We consolidated our Bedford, Massachusetts based instrumentation manufacturing and development facility with our manufacturing facility in West Sacramento, California. Implementation of the workforce severance and relocation elements of the Bedford facility closure continued through fiscal 2007. In 2007, we implemented workforce reductions in certain areas in Santa Clara, California. In February 2008, we implemented a restructuring plan in order to optimize our production capacity and cost structure to enable us to increase our future gross margins. We intend to move, by the end of 2008, the majority of our probe array manufacturing from our West Sacramento, California facility to our Singapore facility.  We anticipate that we will incur some level of restructuring charges through the end of 2008 as we continue to implement these initiatives.

We may not realize the expected benefits of our current and future initiatives to reduce costs. As a result of these initiatives, we expect to incur restructuring or other charges and we may experience disruptions in our operations, a loss of key personnel and difficulties in delivering products in a timely manner.

Future acquisitions may disrupt our business and distract our management.

We have engaged in acquisitions, including our acquisition of USB Corporation in 2008 and ParAllele BioScience, Inc. in 2005. We will continue to evaluate future acquisitions that we believe to be of strategic importance. Future acquisitions could involve our use of a material portion of our existing cash balance and could limit other potential uses of our cash. If we incur indebtedness in connection with our acquisitions, we may significantly increase our interest expense, leverage and debt service requirements.  To the extent we issue a significant amount of equity securities in connection with future acquisitions, existing stockholders would be diluted.

We may not be able to successfully integrate an acquired business into our existing business or an acquired product into our existing product offerings in a timely and non-disruptive manner, or at all, and we could fail to commercialize an acquired technology. Furthermore, an acquisition may not produce the revenues, cost savings, earnings or business synergies that we anticipate. Our due diligence process could fail to identify problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues with the associated intellectual property, product quality or accounting practices. Other challenges could include unanticipated incompatibility of corporate cultures, an inability to retain key employees, including key scientists, the diversion of management’s attention from ongoing business concerns, and the potential adverse reaction of customers or other business partners to an acquisition or resulting changes to the combined company’s product and services offerings. Pre-existing liabilities that we assume in connection with an acquisition could be materially larger than we anticipate. We may face litigation or other claims in connection with an acquisition, or we may inherit claims or litigation risk as a result of an acquisition. If a past or future acquisition fails to meet our expectations, we may need to recognize a goodwill impairment charge. The final valuation of purchased assets and liabilities could impact our future operating results, including our gross margins.

If we do not attract and retain key employees, our business could be impaired.

To be successful, we must attract and retain qualified scientific, engineering, manufacturing, sales, and management personnel. To expand our research, product development and sales efforts we need additional people skilled in areas such as bioinformatics, organic chemistry, information services, regulatory affairs, manufacturing, sales, marketing and technical support. Competition for these people is intense. If we are unable to hire, train and retain a sufficient number of qualified employees, we will not be able to expand our business or our business could be adversely affected.

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

Other factors that could affect our effective tax rate include levels of research and development spending and nondeductible expenses such as stock based compensation or merger related expenditures, and ultimate outcomes of income tax audits.

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

The molecular diagnostics market is relatively new for us and presents us with new risks and uncertainties. Our success in this area depends to a large extent on our collaborative relationships and the ability of our collaborative partners to successfully market and sell products using our GeneChip® technologies. As a result, we are also dependent on the ability of our collaborative partners to achieve regulatory approval for such products in the United States and in overseas markets. Although Roche received FDA approval of the first diagnostic genotyping test for use with our GeneChip® System 3000Dx in late 2004, there can be no assurance that other products using our GeneChip® technologies will achieve required approvals.

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

If we fail to protect or to enforce our intellectual property rights successfully, our competitive position could suffer, which could harm our results of operations. Legal actions to enforce our patent rights can be expensive and may involve the diversion of significant management time. In addition, these legal actions could be unsuccessful and could also result in the invalidation of our patents or a finding that they are unenforceable. In addition, we have incurred and may in future periods incur substantial costs in litigation to defend against patent suits brought by third parties. For example, we currently are engaged in litigation regarding intellectual property rights with Enzo Life Sciences, Inc. [For additional information concerning intellectual property litigation and administrative proceedings, see Note 10 to the Condensed Consolidated Financial Statements in Item 1, Commitments and Contingencies of this Form 10-Q].

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

Our success also depends in part on us neither infringing patents or other proprietary rights of third parties nor breaching any licenses that may relate to our technologies and products. We are aware of third-party patents that may relate to our technology. We routinely receive notices claiming infringement from third parties as well as invitations to take licenses under third party patents. There can be no assurance that we will not infringe on these patents or other patents or proprietary rights or that we would be able to obtain a license to such patents or proprietary rights on commercially acceptable terms, if at all.

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

The market price of our common stock is volatile. From April 1, 2007 through May 2, 2008, the volume of our common stock traded from 255,600 to 25,474,600 shares. Moreover, during that period, our common stock traded as low as $10.68 per share and as high as $31.60 per share.

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

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or short-term investments since March 31, 2008, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or short-term investments or our ability to meet our financing objectives.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document
10.31(1)	Settlement and Release Agreement dated January 9, 2008 between the Company and Illumina, Inc.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(1)          Incorporated by reference to Registrant’s Form 10-K as filed on February 29, 2008 (File No. 000-28218)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	By:	/s/ JOHN C. BATTY
	Name:	John C. Batty
	Title:	Executive Vice President and Chief Financial Officer

May 12, 2008

AFFYMETRIX, INC.

EXHIBIT INDEX

MARCH 31, 2008

Exhibit Number	Description of Document
10.31(1)	Settlement and Release Agreement dated January 9, 2008 between the Company and Illumina, Inc.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(1)          Incorporated by reference to Registrant’s Form 10-K as filed on February 29, 2008 (File No. 000-28218)