Form 10-Q
period 2008-06-30
AFFYMETRIX INC
filed 2008-08-08
CIK 913077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

COMMON SHARES OUTSTANDING ON AUGUST 1, 2008: 70,247,951

AFFYMETRIX, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AFFYMETRIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS:
Current assets:
Cash and cash equivalents	$325,728	$288,644
Restricted cash	4,000	—
Available-for-sale securities—short-term portion	263,948	205,718
Accounts receivable, net ($67 in 2008 and $389 in 2007 from Perlegen Sciences)	77,889	81,941
Inventories	49,296	42,912
Deferred tax assets—current portion	15,322	28,584
Notes receivable from employees—current portion	135	1,376
Prepaid expenses and other current assets	10,275	17,933
Total current assets	746,593	667,108
Available-for-sale securities—long-term portion	19,658	89,912
Property and equipment, net	126,639	143,884
Acquired technology rights, net	57,717	46,797
Goodwill	174,129	125,050
Deferred tax assets—long-term portion	38,942	18,426
Notes receivable from employees—long-term portion	—	487
Other assets	35,151	41,927
Total assets	$1,198,829	$1,133,591

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued liabilities	$60,609	$61,543
Deferred revenue—current portion	18,024	22,498
Total current liabilities	78,633	84,041
Deferred revenue—long-term portion	3,754	3,922
Other long-term liabilities	10,587	10,971
Convertible notes	436,250	436,250
Stockholders’ equity:
Common stock	702	692
Additional paid-in capital	734,658	704,189
Accumulated other comprehensive income	100	1,998
Accumulated deficit	(65,855)	(108,472)
Total stockholders’ equity	669,605	598,407
Total liabilities and stockholders’ equity	$1,198,829	$1,133,591

Note 1:                          The condensed consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date included in the Company’s Form 10-K for the fiscal year ended December 31, 2007.

See accompanying notes.

AFFYMETRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
REVENUE:
Product sales ($6 and $797 in 2008 and $4,423 and $11,101 in 2007 from Perlegen Sciences)	$75,022	$68,409	$137,828	$132,894
Services	9,005	12,031	17,425	20,788
Royalties and other revenue	2,884	7,867	101,233	15,060
Total revenue	86,911	88,307	256,486	168,742
COSTS AND EXPENSES:
Cost of product sales ($0 and $442 in 2008 and $1,907 and $4,328 in 2007 from Perlegen Sciences)	32,257	25,726	58,234	47,871
Cost of services	6,691	10,760	12,369	17,166
Cost of royalties and other revenue	52	80	52	146
Research and development	19,591	19,427	38,359	38,654
Selling, general and administrative	29,640	33,643	64,373	69,501
Acquired in-process technology	—	—	800	—
Restructuring charges	898	1,771	14,808	7,142
Total costs and expenses	89,129	91,407	188,995	180,480
(Loss) income from operations	(2,218)	(3,100)	67,491	(11,738)
Interest income and other, net	2,286	5,340	9,158	8,091
Interest expense	(3,548)	(414)	(7,137)	(829)
(Loss) income before income taxes	(3,480)	1,826	69,512	(4,476)
Income tax (provision) benefit	(155)	(584)	(26,895)	1,712
Net (loss) income	$(3,635)	$1,242	$42,617	$(2,764)

Basic net (loss) income per common share	$(0.05)	$0.02	$0.62	$(0.04)
Diluted net (loss) income per common share	$(0.05)	$0.02	$0.56	$(0.04)

Shares used in computing basic net (loss) income per common share	68,540	68,244	68,522	68,075
Shares used in computing diluted net (loss) income per common share	68,540	68,758	82,971	68,075

 See accompanying notes.

AFFYMETRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$42,617	$(2,764)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	14,240	11,608
Amortization of intangible assets	5,455	4,165
Charge for acquired in-process technology	800	—
Amortization of investment premiums, net	371	(23)
Stock-based compensation	3,267	4,609
Restructuring charges	(2,279)	(1,375)
Realized (gain) loss on equity investments	(19)	199
Realized gain on the sales of investments	(35)	(86)
Deferred tax assets	21,479	(213)
Amortization of debt offering costs	1,056	380
Accretion of interest on notes receivable	(7)	(41)
Loss on disposal of property and equipment	12,560	144
Changes in operating assets and liabilities:
Restricted cash	(4,000)	(6,087)
Accounts receivable, net	7,084	5,783
Inventories	809	(9,828)
Prepaid expenses and other assets	8,413	(24)
Accounts payable and accrued liabilities	(10,809)	(12,413)
Deferred revenue	(4,642)	1,083
Other long-term liabilities	(384)	326
Net cash provided by (used in) operating activities	95,976	(4,557)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,432)	(16,868)
Purchases of available-for-sale securities	(263,831)	(76,025)
Proceeds from sales and maturities of available-for-sale securities	277,547	58,044
Acquisition of USB, net of cash acquired	(65,159)	—
Purchase of non-marketable equity investments	(311)	(800)
Capital distribution of non-marketable equity investments	—	902
Net cash used in investing activities	(59,186)	(34,747)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	(3)	11,321
Net cash (used in) provided by financing activities	(3)	11,321
Effect of exchange rate changes on cash and cash equivalents	297	60
Net increase (decrease) in cash and cash equivalents	37,084	(27,923)
Cash and cash equivalents at beginning of period	288,644	119,063
Cash and cash equivalents at end of period	$325,728	$91,140

See accompanying notes.

AFFYMETRIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008
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

The Company derives the majority of its revenue from product sales of GeneChip® probe arrays, reagents, and related instrumentation that may be sold individually or combined with any of the products, services or other sources of revenue listed below. When a sale combines multiple elements, the Company accounts for multiple element arrangements under Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, (“EITF 00-21”)

EITF 00-21 provides guidance on accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. In accordance with EITF 00-21, the Company allocates revenue for transactions or collaborations that include multiple elements to each unit of accounting based on its relative fair value, and recognizes revenue for each unit of accounting when the revenue recognition criteria have been met. The price charged when the element is sold separately generally determines fair value. In the absence of fair value of a delivered element, the Company allocates revenue first to the fair value of the undelivered elements and the residual revenue to the delivered elements. The Company recognizes revenue for delivered elements when the delivered elements have standalone value and the Company has objective and reliable evidence of fair value for each undelivered element. If the fair value of any undelivered element included in a multiple element arrangement cannot be objectively determined, revenue is deferred until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements.

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

The following table sets forth a reconciliation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2008	2007	2008	2007
Numerator:
Net (loss) income - basic	$(3,635)	$1,242	$42,617	$(2,764)
Add effect of dilutive securities:
Interest on convertible notes (inclusive of amortization of debt issuance costs)	—	415	4,232	—
Net (loss) income - diluted	$(3,635)	$1,657	$46,849	$(2,764)

Denominator:
Weighted-average shares outstanding	69,479	68,666	69,396	68,440
Less: weighted-average shares of common stock subject to repurchase	(939)	(422)	(874)	(365)
Shares used in computing basic net (loss) income per common share	68,540	68,244	68,522	68,075
Add effect of dilutive securities:
Employee stock options	—	449	52	—
Common stock subject to repurchase	—	65	28	—
Convertible notes	—	—	14,369	—
Shares used in computing diluted net (loss) income per common share	68,540	68,758	82,971	68,075
Basic net (loss) income per common share	$(0.05)	$0.02	$0.62	$(0.04)
Diluted net (loss) income per common share	$(0.05)	$0.02	$0.56	$(0.04)

The following securities were excluded from the computation of diluted earnings per common share, on an actual outstanding basis, as they were anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Employee stock options	6,666	3,319	4,697	5,814
Restricted stock subject to repurchase	1,702	601	599	601
Convertible notes	14,369	3,870	—	3,870
Total	22,737	7,790	5,296	10,285

Restructuring

The Company has in recent years engaged in, and may continue to engage in, restructuring actions, which require management to utilize significant estimates related to expenses for severance and other employee separation costs, lease cancellation, realizable values of assets that may become duplicative or obsolete, and other exit costs. If the actual amounts differ from the Company’s estimates, the amount of the restructuring charges could be materially impacted. For a full description of the Company’s restructuring actions, see Notes 4 and 12.

Recent Accounting Pronouncements

 In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of SFAS 161 on its consolidated results of operations and financial condition.

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

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively.  The Company is currently assessing the impact of SFAS 141R on its consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, an entity may elect to use fair value to measure eligible items including accounts receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, and issued debt. The Company has elected not to adopt the fair value option on existing eligible financial instruments as of January 1, 2008. However, because the SFAS 159 election is based on an instrument-by-instrument election at the time the Company first recognizes an eligible item or enters into an eligible firm commitment, the Company may decide to exercise the option on new items when business reason support doing so in the future. The adoption of SFAS 159 would not be expected to have a significant impact on the Company’s consolidated results of operations and financial condition.

NOTE 2—FAIR VALUE

In accordance with SFAS 157,  the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of June 30, 2008 (in thousands):

	Level 1	Level 2	Total
Non-U.S. equity securities	$869	$—	$869
U.S. government obligations and agencies	—	346,306	346,306
U.S. corporate debt	—	69,257	69,257
Total	$869	$415,563	$416,432

As of June 30, 2008, the Company had no financial assets or liabilities requiring Level 3 classification.

NOTE 3—STOCK-BASED COMPENSATION

Stock-Based Compensation Plans

The Company has a stock-based compensation program that provides the Board of Directors broad discretion in creating equity incentives for employees, officers, directors and consultants. This program includes incentive and non-qualified stock options and non-vested stock awards (also known as restricted stock) granted under various stock plans. Stock options are generally time-based, vesting 25% on each annual anniversary of the grant date over four years and expire 7 to 10 years from the grant date. Non-vested stock awards are generally time-based, vesting 25% on each annual anniversary of the grant date over four years. On June 11, 2008, at the annual shareholders’ meeting, the shareholders’ approved the amendment to increase the maximum number of shares of the Company’s common stock authorized for issuance under the Company’s Amended and Restated 2000 Equity Incentive Plan by 4,200,000 shares. As of June 30, 2008, the Company had approximately 2.9 million shares of common stock reserved for future issuance under its stock-based compensation plans. New shares are issued as a result of stock option exercises and non-vested restricted stock awards.

The Company allocated stock-based compensation expense under SFAS No. 123R, Share-Based Payment, as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Costs of product sales	$224	$249	$588	$546
Research and development	341	599	864	1,161
Selling, general and administrative	80	1,036	1,815	2,902
Total stock-based compensation expense	645	1,884	3,267	4,609
Income tax benefit	(41)	(654)	(871)	(1,460)
Total stock-based compensation expense, net of tax	$604	$1,230	$2,396	$3,149

As of June 30, 2008, $41.7 million of total unrecognized stock-based compensation expense related to non-vested awards is expected to be recognized over the respective vesting terms of each award through 2012. The weighted average term of the unrecognized stock-based compensation expense is 3.3 years.

Stock Option Assumptions

The fair value of options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Risk free interest rate	2.5%	5.0%	2.5%	4.9%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	42%	42%	42%	42%
Expected option term (in years)	4.5	4.5	4.5	4.5

The risk free interest rate for periods within the contractual life of the Company’s stock options is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term is derived from an analysis of the Company’s historical exercise trends over ten years. The expected volatility is based on a blend of historical and market-based implied volatility. Using the assumptions above, the weighted average grant date fair value of options granted during the three months ended June 30, 2008 and 2007 was $4.05 and $10.77, respectively, and for the six months ended June 30, 2008 and 2007 was $4.61 and $10.78, respectively.

NOTE 4—RESTRUCTURING

Fiscal 2008 Restructuring Plan

In February 2008, the Company committed to a restructuring plan (the “2008 Plan”) designed primarily to optimize its production capacity and cost structure and improve its future gross margins.  The restructuring plan was approved as part of the Company’s ongoing efforts to reduce costs.

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

During the first six months of 2008, the Company recognized approximately $2.1 million of expense related to employee termination benefits associated with the 2008 Plan and $12.5 million of non-cash charges related to the abandonment of certain manufacturing assets.  These expenses were presented as a component of the line item labeled “Restructuring charges” in the Company’s Condensed Consolidated Statements of Operations.

The activity in the accrued restructuring balances related to the 2008 Plan described above for the six months ended June 30, 2008 was as follows (in thousands):

						As of
						June 30, 2008
	Balance as of				Balance as of	Total	Total
	December 31,	2008	Cash	Non-Cash	June 30,	costs	expected
	2007	Charges	Payments	Settlements	2008	to date	costs
Employee severance and relocation benefits	$—	$2,085	$(897)	$(179)	$1,009	$2,085	$2,900
Abandonment of certain long- lived manufacturing assets	—	12,498	—	(12,498)	—	12,498	12,500
Total restructuring costs	$—	$14,583	$(897)	$(12,677)	$1,009	$14,583	$15,400

In July 2008, the Company decided to expand its restructuring plan by closing its West Sacramento manufacturing facility, see Note 12 for further information.

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

During the six months ended June 30, 2008 and 2007, the amount of expense recognized associated with the 2007 Plan was not material.

The activity in the accrued restructuring balances related to the 2007 Plan described above for the six months ended June 30, 2008 was as follows (in thousands):

						As of June 30, 2008
	Balance as of				Balance as of	Total	Total
	December 31,	2008	Cash	Non-Cash	June 30,	costs	expected
	2007	Charges	Payments	Settlements	2008	to date	costs
Employee severance and relocation benefits	$1,295	$7	$(1,295)	$—	$7	$2,895	$3,000
Contract termination costs	1,122	29	(574)	—	577	1,245	3,000
Other restructuring costs	—	—	—	—	—	114	200
Total restructuring costs	$2,417	$36	$(1,869)	$—	$584	$4,254	$6,200

Fiscal 2006 Restructuring Plan

In 2006, the Company initiated a restructuring plan (the “2006 Plan”) to better align certain of its expenses with the Company’s current business outlook. The Company’s primary focus of the 2006 Plan was in the general and administrative functions and included rationalizing its facilities. In August 2006, the Company terminated certain employees in the general and administrative functions. Additionally, in September, the Company announced its plan to close its Bedford, Massachusetts based instrumentation manufacturing and development facility. The Company consolidated the Bedford facility’s instrument manufacturing operations with its probe array manufacturing facility in West Sacramento, California. The Company’s instrumentation development capabilities were consolidated with its principal research and development facilities located in Santa Clara, California. Implementation of the 2006 Plan began in the fourth quarter of 2006 and continued into the first half of 2007 and eliminated or transferred certain positions. The closure of the Bedford, Massachusetts facility was substantially completed by the third quarter of fiscal 2007. Cash outlays incurred in connection with these restructuring activities are estimated to be approximately $15.6 million.

During the six months ended June 30, 2008, the amount of expense recognized associated with the 2006 Plan was not material. During the six months ended June 30, 2007, the Company recognized approximately $7.1 million of expense related to the plan which was presented in a single line item labeled “Restructuring charges” in the Company’s Condensed Consolidated Statements of Operations, of which approximately $6.3 million related to employee termination benefit costs and approximately $0.8 million related to facility exit costs.

The activity in the accrued restructuring balances related to the 2006 Plan described above for the six months ended June 30, 2008 was as follows (in thousands):

						As of
						June 30, 2008
	Balance as of				Balance as of	Total	Total
	December 31,	2008	Cash	Non-Cash	June 30,	costs	expected
	2007	Charges	Payments	Settlements	2008	to date	costs
Employee severance and relocation benefits	$140	$(46)	$(94)	$—	$—	$20,197	$20,200
Contract termination costs	1,761	28	(680)	111	1,220	2,419	2,900
Other restructuring costs	—	207	(207)	—	—	2,195	2,200
Total restructuring costs	$1,901	$189	$(981)	$111	$1,220	$24,811	$25,300

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

Affymetrix accounted for the merger under the purchase method of accounting in accordance with the provisions of SFAS No. 141, Business Combinations (“SFAS 141”). In accordance with SFAS 141, the Company recorded the assets acquired and liabilities assumed at their estimated fair value, with the excess purchase price reflected as goodwill. Additionally, certain costs directly related to the merger were reflected as additional purchase price in excess of net assets acquired. The results of operations of USB have been included in Affymetrix’ consolidated financial statements since January 31, 2008.

Purchase Price

The total purchase price of the USB acquisition was $72.9 million and includes the following components (in thousands):

Merger consideration paid in cash	$70,895
Direct acquisition costs	1,958
Total purchase price	$72,853

Purchase Price Allocation

The following table allocates the purchase price based on the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Tangible assets, net	$7,146
Amortizable intangible assets	16,300
Goodwill	48,607
In-process technology	800
Total	$72,853

Intangible Assets and Goodwill

A valuation of the purchased intangible assets was undertaken by Affymetrix’ management in its determination of the estimated fair value of such assets. The $6.1 million value assigned to developed technology and patents and core technology is included in acquired technology rights on the Company’s Condensed Consolidated Balance Sheet and will be amortized to cost of product sales over the estimated useful lives of these assets, generally four to five years. Affymetrix recorded amortization expense of approximately $0.3 million and $0.5 million for the three and six months ended June 30, 2008, respectively, related to these acquired patents and technology. The $10.2 million value assigned to customer contracts and trade names and trademarks will be amortized to selling, general and administrative expenses over the estimated useful lives of these assets, generally four to eight years. Affymetrix recorded amortization expense of approximately $0.4 and $0.7 million for the three and six months ended June 30, 2008, respectively, related to customer contracts and trade names and trademarks. Goodwill of $48.6 million was recorded as the excess of the purchase price over the net assets acquired.  Goodwill will not be amortized, but will be assessed for impairment on an annual basis or when an indication of potential impairment exists.

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

Escrow Agreement

Pursuant to the terms of the USB merger agreement, the Company withheld from the merger consideration $4.0 million and delivered those funds to an escrow account which shall be released to the USB shareholders upon achievement of certain revenue targets in fiscal 2008.  Quarterly, the Company must review the revenue targets and to the extent they are achieved, all or a portion of the escrow funds shall be disbursed to the

USB shareholders consistent with the terms of the merger agreement.  If the prescribed revenue targets are not achieved, some or all of the escrow funds shall be released from restriction.  As funds are disbursed to the USB shareholders, the Company will reflect these payments as additional goodwill and will reduce restricted cash.  Any funds remaining in escrow at the end of the fiscal year 2008 which are not payable to the USB shareholders and are released from restriction will be reclassified to cash and cash equivalents.  As of June 30, 2008, no funds had been disbursed from the escrow account nor released from restriction.  Accordingly, $4.0 million is presented as restricted cash in the Company’s Condensed Consolidated Balance Sheet at June 30, 2008.

NOTE 6—INVENTORIES

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2008	2007
Raw materials	$21,242	$20,507
Work-in-process	10,197	11,297
Finished goods	17,857	11,108
Total	$49,296	$42,912

NOTE 7—ACQUIRED TECHNOLOGY RIGHTS

Acquired technology rights are comprised of licenses to technology covered by patents to third parties and are amortized over the expected useful life of the underlying patents, which range from one to fifteen years. Accumulated amortization of these rights amounted to approximately $44.4 million and $39.0 million at June 30, 2008 and December 31, 2007, respectively.

The expected future annual amortization expense of the Company’s acquired technology rights and other intangible assets is as follows (in thousands):

Amortization
For the Year Ending December 31,	Expense
2008, remainder thereof	$5,778
2009	10,550
2010	9,780
2011	9,385
2012	7,631
Thereafter	14,593
Total	$57,717

NOTE 8—COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net (loss) income	$(3,635)	$1,242	$42,617	$(2,764)
Foreign currency translation adjustment	(178)	(1)	297	60
Unrealized gain (loss) on debt securities	107	1,680	(2,195)	2,484
Comprehensive (loss) income	$(3,706)	$2,921	$40,719	$(220)

NOTE 9—RELATED PARTY TRANSACTIONS

Perlegen Sciences, Inc.

As of June 30, 2008, the Company, and certain of its affiliates, including the Company’s chief executive officer and members of the board of directors, held approximately 22% ownership interest in Perlegen Sciences, Inc. (“Perlegen”), a privately-held biotechnology company. In addition, two members of Perlegen’s board of directors are also members of the Company’s board of directors.

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

NOTE 10—COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company has been in the past and continues to be a party to litigation which has consumed and may continue to consume substantial financial and managerial resources.  This could adversely affect our business, financial condition and results of operations. If the Company is found to have infringed the valid intellectual property rights of third parties in any litigation involving the Company or its collaborative partners, the Company or its collaborative partners could be subject to significant liability for damages, prevented from manufacturing and selling its products, or required to obtain a license from a third party, which may not be available on reasonable terms or at all.

The Company expects to devote substantial financial and managerial resources to protect its intellectual property rights and to defend itself against the claims described below.

E8 Pharmaceuticals LLC Litigation

On July 1, 2008, the Company was named as a defendant in a complaint filed by plaintiffs E8 Pharmaceuticals LLC and Massachusetts Institute of Technology (MIT) in the United States District Court of Massachusetts.  In the complaint, the plaintiffs allege that the Company is infringing one patent owned by MIT and licensed to E8 Pharmaceuticals by making and selling the Company’s GeneChip® products to customers and teaching its customers how to use the products.  The plaintiffs seek a permanent injunction enjoining the Company from further infringement, and unspecified monetary damages, including lost profits, enhanced damages pursuant to 35 U.S.C. § 284, costs, attorneys’ fees and other relief as the court deems just and proper.  The Company believes that the plaintiffs’ claims are without merit and will vigorously defend against the claims advanced in the complaint.

Shareholder Derivative Lawsuits

In 2006, three shareholders of the Company filed purported derivative lawsuits on behalf of the Company, which lawsuits name the Company (as nominal defendant) and several of the Company’s current and former officers and directors, and allege that these officers and directors breached their fiduciary duties and breached other laws by participating in backdating stock options grants. Two of these lawsuits were filed in the United States District Court for the Northern District of California, one on August 30, 2006 and the other on September 13, 2006, and were subsequently consolidated. The third lawsuit was filed in the Superior Court of the State of California on October 20, 2006. The substance of the allegations in these cases is similar, and includes claims against the individual defendants for breach of fiduciary duties, unjust enrichment, and violations of federal securities laws, Generally Accepted Accounting Principles, Section 162(m) of the Internal Revenue Code, and certain state laws in each case in connection with the allegedly backdated options. The plaintiffs seek monetary and equitable relief on behalf of the Company, including damages and disgorgement from the individual defendants, changes in the Company’s corporate governance and internal control procedures, and an award of attorneys’ fees and costs. As previously disclosed in the Company’s Forms 10-K/A for the year ended December 31, 2005, the Company’s decision to restate its consolidated financial statements was based on the results of an internal review of its historical stock option granting practices from January 1, 1997 through May 31, 2006 performed under the direction of the Audit

Committee of the Board of Directors. The review did not find any pattern or practice of inappropriately identifying grant dates with hindsight in order to provide “discounted” or “in-the-money” grants. On March 31, 2008, the federal district court presiding over the two consolidated cases issued an order granting in part and denying in part the motion of the Company and the individual defendants to dismiss the amended consolidated shareholder derivative complaint. The court allowed the plaintiffs leave to amend, and the plaintiffs filed a second amended consolidated shareholder derivative complaint on April 18, 2008. The individual defendants filed motions to dismiss the second amended consolidated derivative complaint on May 15, 2008.  On July 2, 2008, the court took the motions to dismiss under submission after oral argument.  The case in California Superior Court is currently stayed pending resolution of the consolidated federal cases. The Company does not believe that the claims in these derivative lawsuits have merit and the Company intends to vigorously defend the cases.

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

NOTE 11—INCOME TAXES

The provision for income tax for the second quarter of 2008 was approximately $0.2 million.  The income tax provision for the six months ended June 30, 2008 differs from the amount computed by applying the 35% U.S. federal statutory rate to the consolidated income before income taxes due to various factors, including the tax impact of non-U.S. operations, state taxes, and state research and development tax credits.  The Company believes realization of the deferred tax assets as of June 30, 2008 is more likely than not based upon future taxable earnings. An additional valuation allowance against deferred tax assets may be necessary if it is more likely than not that all or a portion of the deferred tax assets will not be realized.

As of June 30, 2008, there have been no material changes to the total amount of unrecognized tax benefits.

NOTE 12—SUBSEQUENT EVENTS

Acquisition

In July 2008, Affymetrix completed an acquisition of a privately held San Francisco-based company that develops digitally encoded microparticle technology for approximately $25 million in cash.  This technology is applicable to the research, applied and diagnostic markets and will enable the Company to enter low to mid-multiplex markets and compete with bead-based platforms.

Restructuring

In July 2008, the Company decided to expand its restructuring plan by closing its West Sacramento manufacturing facility.  Following the closure of its West Sacramento manufacturing facility, all of its products will be manufactured out of its Singapore and Cleveland, Ohio facilities, as well as by third parties.  In addition to the charges incurred during the six months ended June 30, 2008, the Company expects to incur a total of approximately $42 million in charges related to this expansion of its restructuring plan.  Of this total, the Company expects that approximately $22 million will be included as a component of total cost of product sales, $17 million of which relates to accelerated depreciation charges associated with the continued use of certain long-lived manufacturing assets and $5 million of which relates to manufacturing transition and other costs.  Additionally, the Company expects to include approximately $20 million in the line item labeled “Restructuring charges” in its Condensed Consolidated Statements of Operations, $11 million of which relates to impairment charges primarily related to the facility itself and to certain long-lived manufacturing assets and $9 million related to employee severance costs.

The Company expects the closure of the West Sacramento facility to be substantially complete by the end of the second quarter of 2009.  The Company expects to incur approximately $26 million of the charges relating to the closure of the West Sacramento facility during the remainder of fiscal 2008 and approximately $16 million of the charges in 2009. The estimated cash outlays to be incurred in connection with these restructuring activities are estimated to be approximately $13 million.  Depending on the rate at which the Company transfers its production capacity out of its West Sacramento facility, the Company may incur additional expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2008 and for the three and six month periods ended June 30, 2008 and 2007 should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2007.

All statements in this quarterly report that are not historical are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act as amended, including statements regarding our “expectations,” “beliefs,” “hopes,” “intentions,” “strategies” or the like. Such statements are based on our current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Actual results or business conditions may differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, risks of our ability to achieve and sustain higher levels of revenue, higher gross margins, reduced operating expenses, market acceptance, personnel retention, global economic conditions, fluctuations in overall capital spending in the academic and biotechnology sectors, changes in government funding policies, unpredictable fluctuations in quarterly revenues, uncertainties related to cost and pricing of Affymetrix products, dependence on collaborative partners, uncertainties relating to sole source suppliers, uncertainties relating to FDA, and other regulatory approvals, risks relating to intellectual property of others and the uncertainties of patent protection and litigation.

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

We have established our GeneChip® system as the platform of choice for acquiring, analyzing and managing complex genetic information. Our integrated GeneChip® platform includes disposable DNA probe arrays (chips) consisting of gene sequences set out in an ordered, high density pattern; certain reagents for use with the probe arrays; a scanner and other instruments used to process the probe arrays; and software to analyze and manage genomic information obtained from the probe arrays. We currently sell our products directly to pharmaceutical, biotechnology, agrichemical, diagnostics and consumer products companies as well as academic research centers, government research laboratories, private foundation laboratories and clinical reference laboratories in North America and Europe. We also sell our products through life science supply specialists acting as authorized distributors in Latin America, India, the Middle East and Asia Pacific regions, including China. The following overview describes a few of the key elements of our strategy to improve our overall business:

Develop new products and technology. We believe that the genotyping market will continue to be one of the most attractive growth opportunities in life sciences and that new content and new clinical applications will continue to drive growth. These opportunities include our new cytogenetic applications and our new Drug Metabolizing Enzymes and Transporters (DMET) product which we believe addresses a significant unmet need. We anticipate that these products and technologies will contribute to the growth of our business in 2008 and beyond.  Additionally, we have been working on a technology revision cycle that we expect will lead to a new product platform.  This new product platform is expected to have a lower cost basis and smaller, higher density and more flexible chip formats that will enable us to reach new customers and generate future growth.

Targeted acquisitions to expand our market opportunities.  In addition to continued innovation, we are also pursuing acquisitions to expand our market opportunities.  In 2008, we completed two acquisitions.  The first was USB, a privately held Cleveland, Ohio-based company that develops, manufactures and markets an extensive line of molecular biology and biochemical reagent products for approximately $73 million in cash. This acquisition is expected to accelerate next-generation reagents that will be used with new products that we have in development.  In July 2008, we completed an acquisition of a privately held San Francisco-based company that develops digitally encoded microparticle technology for approximately $25 million in cash.  This technology is applicable to the research, applied, and diagnostic markets and will enable us to enter low to mid-multiplex markets and compete with bead-based platforms.

Reducing our overall cost of goods sold.  Earlier this year, we committed to a restructuring plan designed to optimize our production capacity and cost structure and improve our future gross margins.  The restructuring plan involved moving the majority of our probe array manufacturing from our West Sacramento, California facility to our Singapore facility.  In connection with these restructuring activities, for the six months ended June 30, 2008, we incurred a restructuring charge of $14.8 million.  In July 2008, we decided to expand our restructuring plan by closing our West Sacramento manufacturing facility.  Following the closure of our West Sacramento manufacturing facility, all of our products will be manufactured out of our Singapore and Cleveland, Ohio facilities, as well as by third parties. We expect the closure of the West Sacramento facility to be substantially complete by the end of the second quarter of 2009.  In addition to the charges incurred during the six months ended June 30, 2008, we expect to incur approximately $26 million of charges relating to the closure of the West Sacramento facility during the remainder of fiscal 2008 and approximately $16 million of charges in 2009.

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

Income Taxes

Income tax expense is based on pretax financial accounting income.  Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  We must then assess the likelihood that the resulting deferred tax asserts will be realized.  To the extent we believe that realization is not more likely than not, we establish a valuation allowance.  Significant estimates are required in determining our provision for income taxes, our deferred tax assets and liabilities, unrecognized tax benefits, and any valuation allowance to be recorded against our net deferred tax asset.  Some of these estimates are based on interpretations of existing tax laws or regulations.  We believe that our estimates are reasonable and that our reserves for income tax related uncertainties are adequate. Various internal and external factors may have favorable or unfavorable effects on our future effective tax rate.  These factors include, but are not limited to, changes in tax laws, regulations and/or rates, changing interpretations of existing tax laws or regulations, changes in the valuation of deferred tax assets or liabilities, future level of research and development spending, nondeductible expenses, changes in overall levels and geographical mix of actual and forecast pretax earnings, and ultimate outcomes of income tax audits.

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

SFAS 123R requires that employee stock-based compensation costs be recognized over the requisite service period, or the vesting period, in a manner similar to all other forms of compensation paid to employees. Accordingly, in the six months ended June 30, 2008, we recognized employee stock-based compensation of approximately $0.6 million in cost of product sales, approximately $0.9 million in research and development expense and approximately $1.8 million in selling, general and administrative expenses.  As of June 30, 2008, approximately $41.7 million of total unrecognized stock-based compensation expense related to non-vested awards is expected to be to be recognized over the respective vesting terms of each award through 2012. The weighted average term of the unrecognized stock-based compensation expense is 3.3 years.

During the six months ended June 30, 2007, we recognized employee stock-based compensation of $0.5 million in cost of product sales, $1.2 million in research and development expense and $2.9 million in selling, general and administrative expenses recognized under SFAS 123R.

Restructuring

 We have recently engaged in, and may continue to engage in, restructuring actions, which require management to utilize significant estimates related to expenses for severance and other employee separation costs, lease cancellation, realizable values of assets that may become duplicative or obsolete, and other exit costs.  If the actual amounts differ from our estimates, the amount of the restructuring charges could be materially impacted.  For a full description of our restructuring actions, see Notes 4 and 12 to the Condensed Consolidated Financial Statements in Item 1.

Results of Operations

The following discussion compares the historical results of operations for the three and six months ended June 30, 2008 and 2007, respectively.

Product Sales

The components of product sales are as follows (in thousands, except percentage amounts):

	Three Months Ended		Dollar	Percentage	Six Months Ended		Dollar	Percentage
	June 30,		change from	change from	June 30,		change from	change from
	2008	2007	2007	2007	2008	2007	2007	2007
Consumables	$68,860	$59,613	$9,247	16%	$127,616	$104,517	$23,099	22%
Instruments	6,162	8,796	(2,634)	(30)	10,212	28,377	(18,165)	(64)
Total product sales	$75,022	$68,409	$6,613	10	$137,828	$132,894	$4,934	4

Total product sales increased in the second quarter and first six months of 2008 as compared to 2007.  Consumables, which include probe arrays and reagents, increased primarily due to an increase in unit sales of reagents associated with our acquisition of USB Corporation, and a shift in product mix to our higher priced consumables.  Instrument sales declined primarily due to a decrease in unit sales of our GeneChip® Scanners.  Sales to our pharmaceutical customers have declined in the first six months of 2008 as compared to 2007, particularly in instrument sales.

Consumable sales for the three months ended June 30, 2008 and 2007 include six thousand dollars and $4.4 million, respectively, of revenue from Perlegen Sciences Inc. (“Perlegen”), a related party. Consumable sales for the six months ended June 30, 2008 and 2007 include $0.8 million and $11.1 million, respectively, of revenue from Perlegen.

Services (in thousands, except percentage amounts):

	Three Months Ended		Dollar	Percentage	Six Months Ended		Dollar	Percentage
	June 30,		change from	change from	June 30,		change from	change from
	2008	2007	2007	2007	2008	2007	2007	2007
Services	$9,005	$12,031	$(3,026)	(25)%	$17,425	$20,788	$(3,363)	(16)%

Total services revenue decreased in the first quarter of 2008 as compared to 2007 primarily due to a decrease of $3.6 million in our genotyping services business because of the variable timing of projects, partially offset by an increase of $0.5 million in instrument service revenue. The decrease in total services revenue for the first six months of 2008 as compared to 2007 is primarily due to a decrease of $4.5 million in our genotyping services business because of the variable timing of projects, partially offset by an increase of $1.1 million in instrument service revenue.

Royalties and Other Revenue (in thousands, except percentage amounts):

	Three Months Ended		Dollar	Percentage	Six Months Ended		Dollar	Percentage
	June 30,		change from	change from	June 30,		change from	change from
	2008	2007	2007	2007	2008	2007	2007	2007
Royalties and other revenue	$2,884	$7,867	$(4,983)	(63)%	$101,233	$15,060	$86,173	572%

Royalties and other revenue decreased in the second quarter of 2008 as compared to 2007 primarily due to higher license and grant revenue recognized in 2007. Royalties and other revenue increased in the six months ended June 30, 2008 as compared to 2007 primarily due to the recognition of a non-recurring $90 million intellectual property payment received in January 2008, partially offset by higher license and grant revenue recognized in 2007.

Product and Services Gross Margins (in thousands, except percentage/point amounts):

	Three Months Ended		Dollar/Point	Six Months Ended		Dollar/Point
	June 30,		change from	June 30,		change from
	2008	2007	2007	2008	2007	2007
Total gross margin on product sales	$42,765	$42,683	$82	$79,593	$85,023	$(5,430)
Total gross margin on services	2,314	1,271	1043	5,056	3,622	1,434

Product gross margin as a percentage of product sales	57%	62%	(5)	58%	64%	(6)
Service gross margin as a percentage of services	26%	11%	15	29%	17%	12

The decrease in product gross margin in the second quarter and first six months of 2008, as compared to 2007, is primarily due to higher costs for array manufacturing due to lower factory utilization.   These decreases were partially offset by a mix shift to our higher margin consumable products and a decline in reserves related to expired arrays and instrument obsolescence.

Gross margin on product sales for the second quarter of 2008 and 2007 includes six thousand dollars and $2.5 million, respectively, of gross margin from Perlegen and $0.4 million and $6.8 million, respectively, for the first six months of 2008 and 2007.

The increase in services gross margin in the second quarter and first six months of 2008 as compared to 2007 was primarily due to an increase in the average selling prices of our genotyping services business and a more favorable mix of programs.

Research and Development Expenses (in thousands, except percentage amounts):

	Three Months Ended		Dollar	Percentage	Six Months Ended		Dollar	Percentage
	June 30,		change from	change from	June 30,		change from	change from
	2008	2007	2007	2007	2008	2007	2007	2007
Research and development	$19,591	$19,427	$164	1%	$38,359	$38,654	$(295)	(1)%

Research and development expenses were flat for the second quarter and first six months 2008, as compared to the same periods on 2007.

While our research and development costs have remained flat in the near term, we believe a substantial investment in research and development is essential to a long-term sustainable competitive advantage and critical to expansion into additional markets.

Selling, General and Administrative Expenses (in thousands, except percentage amounts):

	Three Months Ended		Dollar	Percentage	Six Months Ended		Dollar	Percentage
	June 30,		change from	change from	June 30,		change from	change from
	2008	2007	2007	2007	2008	2007	2007	2007
Selling, general and administrative	$29,640	$33,643	$(4,003)	(12)%	$64,373	$69,501	$(5,128)	(7)%

The decrease in selling, general and administrative expenses for the second quarter and first six months of 2008, as compared to the same periods in 2007 was primarily due to a $4.5 million decrease in legal expenses due to lower spending on general legal, contracts and patent litigation, principally due to the settlement of the Illumina litigation in January 2008.

Acquired-in-process technology (in thousands, except percentage amounts):

	Three Months Ended		Dollar	Percentage	Six Months Ended		Dollar	Percentage
	June 30,		change from	change from	June 30,		change from	change from
	2008	2007	2007	2007	2008	2007	2007	2007
Acquired in-process technology	$—	$—	$—	—%	$800	$—	$800	100%

During the first quarter of 2008, we recorded a charge of approximately $0.8 million to acquired in-process technology upon the January 30, 2008 completion of our acquisition of USB. We believe the acquisition will enable us to accelerate the development and commercialization of new genetic analysis solutions and increase the value of our current product portfolio. We determined the estimated fair value of certain research and development programs in-process at the acquisition date that had not yet reached technological feasibility and had no alternative future use. These projects primarily included certain molecular biology projects. The fair values of these projects were determined using the Income Approach whereby we estimated each project’s related future net cash flows between 2008 and 2014 and discounted them to their present value using a risk adjusted discount rate of 21%. This discount rate is based on our estimated weighted average cost of capital adjusted upward for the risks associated with the projects acquired. The projected cash flows from the acquired projects were based on estimates of revenues and operating profits related to the projects considering the stage of development of each potential product acquired, the time and resources needed to complete the development and approval of each product, the life of each potential commercialized product and the inherent difficulties and uncertainties in developing products and services based on complex genetic technologies and biochemical processes. We expect cash flows from these projects to begin in 2009 and are not anticipating any material changes to our historical pricing, expense levels or gross margins related to these products.

Restructuring charges (in thousands, except percentage amounts):

	Three Months Ended		Dollar	Percentage	Six Months Ended		Dollar	Percentage
	June 30,		change from	change from	June 30,		change from	change from
	2008	2007	2007	2007	2008	2007	2007	2007
Restructuring	$898	$1,771	$(873)	(49)%	$14,808	$7,142	$7,666	107%

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

During the first six months of 2008, we recognized approximately $2.1 million of expense related to employee termination benefits associated with the 2008 Plan and approximately $12.5 million of non-cash charges related to the abandonment of certain manufacturing assets.

In July, 2008, we decided to expand our restructuring plan by closing our West Sacramento manufacturing facility.  Following the closure of our West Sacramento manufacturing facility, all of our products will be manufactured out of our Singapore and Cleveland, Ohio facilities, as well as by third parties.  In addition to the charges incurred during the six months ended June 30, 2008, we expect to incur a total of approximately $42 million in charges related to this expansion of our restructuring plan.  Of this total, we expect that approximately $22 million will be included as a component of total cost of product sales, $17 million of which relates to accelerated depreciation charges associated with the continued use of certain long-lived manufacturing assets and $5 million of which relates to manufacturing transition and other costs.  Additionally, we expect to include approximately $20 million in the line item labeled “Restructuring charges” in our Condensed Consolidated Statements of Operations, $11 million of which relates to impairment charges primarily related to the facility itself and to certain long-lived manufacturing assets and $9 million related to employee severance costs.

We expect the closure of the West Sacramento facility to be substantially complete by the end of the second quarter of 2009.  We expect to incur approximately $26 million of the charges relating to the closure of the West Sacramento facility during the remainder of fiscal 2008 and approximately $16 million of charges in 2009. The estimated cash outlays to be incurred in connection with these restructuring activities are estimated to be approximately $13 million.  Depending on the rate at which we transfer our production capacity out of our West Sacramento facility, we may incur additional expenses.

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

During the first six months of 2008 and 2007, the amount of expense we recognized associated with the 2007 Plan was not material.

In 2006, we initiated a restructuring plan (the “2006 Plan”) to better align certain of our expenses with our current business outlook. The primary focus of the 2006 Plan was in the general and administrative functions and included rationalizing our facilities. In August 2006, we terminated certain employees in the general and administrative functions. Additionally, in September, we announced our plan to close our Bedford, Massachusetts based instrumentation manufacturing and development facility. We consolidated the Bedford facility’s instrument manufacturing operations with our probe array manufacturing facility in West Sacramento, California. Our instrumentation development capabilities were consolidated with our principal research and development facilities located in Santa Clara, California. Implementation of the 2006 Plan began in the fourth quarter of 2006 and continued into the first half of 2007 and eliminated or transferred certain positions. The closure of the Bedford, Massachusetts facility was substantially completed by the third quarter of fiscal 2007.

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

During the first six months of 2008, the amount of expensed we recognized associated with the 2006 Plan was not material. During the first six months of 2007, we recognized approximately $7.1 million of expense related to the plan of which approximately $6.3 million related to employee termination benefit costs and approximately $0.8 million related to facility exit costs.

Interest Income and Other, Net

The components of interest income and other, net, are as follows (in thousands, except percentage amounts):

	Three Months Ended		Dollar	Percentage	Six Months Ended		Dollar	Percentage
	June 30,		change from	change from	June 30,		change from	change from
	2008	2007	2007	2007	2008	2007	2007	2007
Interest income	$3,436	$3,088	$348	11%	$8,297	$5,842	$2,455	42%
Realized (loss) gain on equity investments, net	(51)	(68)	17	25	(104)	(199)	95	48
Currency (losses) gains, net	(1,145)	240	(1,385)	577	(886)	179	(1,065)	595
Other	46	2,080	(2,034)	(98)	1,851	2,269	(418)	(18)
Total interest income and other, net	$2,286	$5,340	$(3,054)	(57)	$9,158	$8,091	$1,067	13

Interest income and other, net decreased for the second quarter of 2008 by $3.1 million, as compared to the same period in 2007, primarily due to the sale of two of our non-marketable securities for a gain of $2.1 million in the second quarter of 2007 and currency losses of $1.1 million in the second quarter of 2008. Interest income and other, net increased for the first six months of 2008 as compared to the same period in 2007 primarily due to the $2.5 million increase in interest earned on our larger cash balances, which was partially offset by the $1.1 million in currency losses incurred during the second quarter of 2008.

Interest Expense (in thousands, except percentage amounts):

	Three Months Ended		Dollar	Percentage	Six Months Ended		Dollar	Percentage
	June 30,		change from	change from	June 30,		change from	change from
	2008	2007	2007	2007	2008	2007	2007	2007
Interest expense	$3,548	$414	$3,134	757%	$7,137	$829	$6,308	761%

Interest expense increased in the second quarter and first six months of 2008 as compared to 2007 as we recognized interest expense on our $316.3 million 3.50% senior convertible notes issued in November 2007.

Income Tax Provision (Benefit) (in thousands, except percentage amounts):

	Three Months Ended		Dollar	Percentage	Six Months Ended		Dollar	Percentage
	June 30,		change from	change from	June 30,		change from	change from
	2008	2007	2007	2007	2008	2007	2007	2007
Income tax provision (benefit)	$155	$584	$(429)	73%	$26,895	$(1,712)	$28,607	1,671%

The provision for income tax decreased approximately $0.4 million in the second quarter of 2008 and increased approximately $28.6 million in the first six months of 2008.   In the second quarter of 2008, the income tax provision differs from the amount computed by applying the federal statutory rate of 35% due to various factors including the tax impact of non-U.S. operations, state taxes and research and development credits.  We believe realization of our deferred tax assets as of June 30, 2008 is more likely than not based upon future taxable earnings.  An additional valuation allowance against deferred tax assets may be necessary if it is more likely than not that all or a portion of the deferred tax assets will not be realized.

As of June 30, 2008, there have been no material changes to our total amount of unrecognized tax benefits.

Liquidity and Capital Resources

Cashflow (in thousands):

	Six Months Ended
	June 30,
	2008	2007
Net cash provided by (used in) operating activities	$95,976	$(4,557)
Net cash used in investing activities	(59,186)	(34,747)
Net cash (used in) provided by financing activities	(3)	11,321
Effect of foreign currency translation on cash and cash equivalents	297	60
Net increase (decrease) in cash and cash equivalents	$37,084	$(27,923)

Net Cash Provided by (Used in) Operating Activities

Cash provided by (used in) operating activities is net income (loss) adjusted for certain non-cash items and changes in operating assets and liabilities. Cash provided by operating activities in the first six months of 2008 was primarily comprised of net income of $42.6 million, which included a non-recurring $90 million intellectual property payment, depreciation and amortization of $19.7 million and a loss on disposal of property and equipment of $12.6 million. Significant changes in assets and liabilities are as follows:

Our total accounts receivable, including Perlegen, was $77.9 million at June 30, 2008, a decrease of $4.1 million from December 31, 2007. The decrease is primarily due to lower sales of consumables and instruments in the first six months of 2008 as compared to the fourth quarter of 2007.

Our inventory balance was $49.3 million at June 30, 2008, an increase of $6.4 million from December 31, 2007. The increase is primarily due to the acquisition of USB’s inventory on January 30, 2008.

Our prepaid expenses and other assets balance was $10.3 million at June 30, 2008, a decrease of $7.7 million from December 31, 2007. The decrease is primarily related to the receipt of a non-recurring license fee in our other non-trade receivables.

Our deferred tax assets balance was $54.3 million at June 30, 2008 an increase of $7.3 million from December 31, 2007.  The increase is primarily due to a temporary timing difference associated with the abandonment of certain long-lived manufacturing assets.

Our deferred revenue balance was $21.8 million at June 30, 2008, a decrease of $4.6 million from December 31, 2007. The decrease is primarily due to the payment of a non-recurring license fee.

Net Cash Used in Investing Activities

Our investing activities, other than purchases, sales and maturities of available-for-sale securities, primarily consist of capital expenditures, strategic investments and purchased technology rights.

Cash used for capital expenditures was $7.4 million and $16.9 million in the first six months of 2008 and 2007, respectively. Our capital expenditures in 2008 primarily related to the completion of our manufacturing expansion and the capitalization of cost related to our new enterprise resource planning system.

In January 2008, we paid approximately $65.2 million, net of cash acquired, for the acquisition of USB.

Net Cash (Used in) Provided by Financing Activities

Our financing activities consist of stock option exercise activity under our employee stock plan. Cash (used in) provided by the issuance of stock under our employee stock plan was three thousand dollars and $11.3 million in the first six months of 2008 and 2007, respectively.

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

We may not maintain profitability.

Although we were profitable for the year ended December 31, 2007, we incurred losses each year from our inception through the year ended December 31, 2002 and also for the year ended December 31, 2006. As a result, we had an accumulated deficit of approximately $65.9 million at June 30, 2008. We expect to continue experiencing fluctuations in our operating results and cannot assure sustained profitability.

If our revenues grow more slowly than we anticipate, or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenues, our business will be materially and adversely affected.

Our business depends on research and development spending levels for pharmaceutical and biotechnology companies and academic and governmental research institutions.

We expect that our revenues in the foreseeable future will be derived primarily from products and services provided to a relatively small number of pharmaceutical and biotechnology companies and academic, governmental and other research institutions.  Our operating results may fluctuate substantially due to reductions and delays in research and development expenditures by these customers. For example, recent reductions in expenditures by our pharmaceutical customers had adversely affected our results of operations.

Factors that could affect the spending levels of our customers include:

•                  weakness in the global economy and changing market conditions that affect our customers;

•                  changes in the attitude of the pharmaceutical industry towards the use of genetic information and genetic testing as a methodology for drug discovery and development.

•      changes in government programs that provide funding to companies and research institutions;

•      changes in the regulatory environment affecting life sciences companies and life sciences research; and

•      market-driven pressures on companies to consolidate and reduce costs.

Our quarterly results have historically fluctuated significantly and may continue to do so.  Failure to meet financial expectations may disappoint securities analysts or investors and result in a decline in our stock price.

Our revenues and operating results may fluctuate significantly due in part to factors that are beyond our control and which we cannot predict. The timing of our customers’ orders may fluctuate from quarter to quarter. Historically, we have experienced customer ordering patterns for GeneChip® instrumentation and GeneChip® arrays where the majority of the shipments occur in the last month of the quarter. These ordering patterns may limit management’s ability to accurately forecast our future revenues or product mix. Additionally, license revenue may also be unpredictable and may fluctuate due to the timing of payments of non-recurring licensing fees. Because our expenses are largely fixed in the short to medium term, any material shortfall in revenues will materially reduce our profitability and may cause us to experience losses.

In addition to factors that affect the spending levels of our customers described above, additional factors could cause our operating results to fluctuate, including:

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

We have in the past, and may in the future, adjust our capacity based on business requirements, which may include the rationalization of our facilities, including the abandonment of long-lived manufacturing assets and additional charges related to a reduction in capacity.  In February 2008, we implemented a restructuring plan in order to optimize our production capacity and cost structure to enable us to increase our gross margins.  In July 2008, we expanded our restructuring plan to include the closure of our West Sacramento, California facility.

We may lose customers or experience lost sales if we are unable to manufacture or experience delays in the manufacture of our products, or if we are unable to ensure their proper performance and quality.

Under our restructuring plan, we will close our West Sacramento manufacturing facility and consolidate our manufacturing to three locations.   In addition, we will outsource the manufacturing of our instruments to one or more third parties.  Manufacturing and product quality issues may arise as we implement this transition process and increase our production rates and launch new products in our Singapore and Cleveland, Ohio facilities.  We may lose customers if we are unable to manufacture products or if we experience delays in the manufacture of our products as a result of this transition.

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

We rely on internal quality control procedures to verify our manufacturing processes. Due to the complexity of our products and manufacturing process, however, it is possible that probe arrays that do not meet all of our performance specifications may not be identified before they are shipped. If our products do not consistently meet our customers’ performance expectations, demand for our products will decline. In addition, we do not maintain any backup manufacturing capabilities for the production of our products. Any interruption in our ability to continue operations at our existing manufacturing facilities could delay our ability to develop or sell our products, which could result in lost revenue and seriously harm our business, financial condition and results of operations.

We may not realize the expected benefits of our initiatives to reduce costs across our operations.

We are pursuing and may continue to pursue a number of initiatives to reduce costs across our operations. These initiatives include workforce reductions in certain areas and the rationalization of our facilities.   In 2007, we implemented workforce reductions in certain areas in Santa Clara, California. In February 2008, we implemented a restructuring plan in order to optimize our production capacity and cost structure to enable us to increase our gross margins.  In July 2008, we expanded our restructuring plan to include the closure of our West Sacramento, California facility.  We expect the closure of our West Sacramento facility to be substantially complete by the end of the second quarter of 2009.  We anticipate that we will incur some level of restructuring charges through the end of 2008 and in 2009 as we continue to implement these initiatives.

We may not realize the expected benefits of our current and future initiatives to reduce costs. As a result of these initiatives, we expect to incur restructuring or other charges and we may experience disruptions in our operations, a loss of key personnel and difficulties in delivering products in a timely manner.

Future acquisitions may disrupt our business and distract our management.

We have engaged in acquisitions, including our acquisition of two companies in 2008.  We will continue to evaluate future acquisitions that we believe to be of strategic importance. Future acquisitions could involve the use of a material portion of our existing cash balance and could limit other potential uses of our cash. If we incur indebtedness in connection with our acquisitions, we may significantly increase our interest expense.  To the extent we issue a significant amount of equity securities in connection with future acquisitions, existing stockholders would be diluted.

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

We compete in markets that are new, intensely competitive, highly fragmented and rapidly changing. We may not be able to develop new products that serve these rapidly changing markets.

In addition, the successful development, manufacture and introduction of our new products is a complicated process and depends on our ability to manufacture enough products in sufficient quantity and at acceptable cost in order to meet customer demand. If we fail to keep pace with emerging technologies or are unable to develop, manufacture and introduce new products, including the development of new assay protocols and training our customers, we will become less competitive, our pricing and margins will decline and our business will suffer.

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

We may be required to record a significant charge to earnings if our goodwill or other identified intangible assets become impaired.

As of June 30, 2008, our goodwill and net acquired technology rights comprised approximately 19% of our total assets. Current accounting rules require that goodwill be assessed for impairment at least annually or whenever changes in circumstances indicate that the carrying amount may not be recoverable from estimated future cash flows.  Factors that may be considered a change in circumstance indicating the carrying value of our intangible assets, including goodwill, may not be recoverable include, but are not limited to, significant underperformance relative to historical or projected future operating results, a significant decline in our stock price and market capitalization, and negative industry or economic trends.  For example, if our stock price continues to decline, our market capitalization may fall below the carrying value of the company and could lead to an impairment charge.  Additionally, we periodically evaluate the recoverability and the amortization period of our acquired technology rights.  Some factors we consider important in assessing whether or not impairment exists include performance relative to expected historical or projected future operating results, significant changes in the manner of our use of the assets or the strategy for our overall business, and significant negative industry or economic trends.

Although we have not recorded any impairment charges to date as a result of our annual and other periodic evaluations, we cannot assure you that future impairment charges may not occur.  If we determine that we need to write-down our intangible assets, including goodwill, to their fair value, we may incur material charges that could harm our results of operations and financial condition.

We base our fair value estimates on assumptions believed to be reasonable, but which are inherently uncertain, should actual results differ significantly from current estimates, impairment charges may result.

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

If we fail to protect or to enforce our intellectual property rights successfully, our competitive position could suffer, which could harm our results of operations. Legal actions to enforce our patent rights can be expensive and may involve the diversion of significant management time. In addition, these legal actions could be unsuccessful and could also result in the invalidation of our patents or a finding that they are unenforceable. For example, we currently are engaged in litigation regarding intellectual property rights with third parties. [For additional information concerning intellectual property litigation and administrative proceedings, see Note 10 to the Condensed Consolidated Financial Statements in Item 1, Commitments and Contingencies of this Form 10-Q].

In addition to patent protection, we also rely upon copyright and trade secret protection for our confidential and proprietary information. Such measures may not provide adequate protection for our copyrights, trade secrets or other proprietary information. In addition, we cannot assure you that trade secrets and other proprietary information will not be disclosed, or that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to or disclose our trade secrets and other proprietary information. There can also be no assurance that we will be able to effectively protect our copyrights, trade secrets or other proprietary information. If we cannot obtain, maintain or enforce intellectual property rights, our competitors may be able to offer probe array systems similar to our GeneChip® technology.

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

The market price of our common stock is volatile. From July 1, 2007 through June 30, 2008, the volume of our common stock traded from 255,600 to 25,474,600 shares. Moreover, during that period, our common stock traded as low as $9.73 per share and as high as $29.29 per share.

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

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or short-term investments since June 30, 2008, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or short-term investments or our ability to meet our financing objectives.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)          Date of Meeting

The annual meeting of the stockholders of Affymetrix, Inc. was held on June 11, 2008. 58,495,109 shares of Affymetrix common stock were present at the meeting, representing 83.2% of a total of 70,271,881 shares of common stock outstanding and eligible to vote at such time.

(b) and (c) Name of Each Director Elected at the Meeting and Description of Each Matter Voted on and Number of Votes Cast

		For	Against	Withheld
1.	To elect directors to serve until the next meeting of stockholders or until their successors are elected.
	Stephen P.A. Fodor, Ph.D.	54,848,484	—	3,646,625
	Paul Berg, Ph.D.	52,349,444	—	6,145,665
	Susan D. Desmond-Hellmann, M.D.	52,474,957	—	6,020,152
	John D. Diekman, Ph.D.	34,403,326	—	24,091,783
	Vernon R. Loucks, Jr.	57,778,375	—	716,734
	Robert H. Trice, Ph.D.	57,919,811	—	575,298
	Robert P. Wayman	57,917,673	—	577,436
	John A. Young	52,348,405	—	6,146,704

Consequently, all nominees were elected by the stockholders of Affymetrix.

		For	Against	Abstain
2.	To ratify the appointment of Ernst & Young LLP as independent registered public accounting firm of the Company for the fiscal year ending December 31, 2008.	58,124,198	325,629	45,282

3.	To approve an amendment to increase the maximum number of shares of the Company’s common stock authorized for issuance under the Company’s Amended and Restated 2000 Equity Incentive Plan by 4,200,000 shares.	35,463,441	13,989,181	21,809

Consequently, the proposals were approved by the stockholders of Affymetrix.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

10.17	Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan
10.32	Affymetrix, Inc. Change of Control Plan
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	By:	/s/ JOHN C. BATTY
	Name:	John C. Batty
	Title:	Executive Vice President and Chief Financial Officer

August 8, 2008

AFFYMETRIX, INC.

EXHIBIT INDEX

JUNE 30, 2008

Exhibit Number	Description of Document

10.17	Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan
10.32	Affymetrix, Inc. Change of Control Plan
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002