Form 10-Q
period 2008-09-30
AFFYMETRIX INC
filed 2008-11-07
CIK 913077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

COMMON SHARES OUTSTANDING ON OCTOBER 31, 2008: 70,202,630

AFFYMETRIX, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AFFYMETRIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS:
Current assets:
Cash and cash equivalents	$315,151	$288,644
Restricted cash	7,844	—
Available-for-sale securities—short-term portion	256,410	205,718
Accounts receivable, net ($67 in 2008 and $389 in 2007 from Perlegen Sciences)	63,464	81,941
Inventories	46,373	42,912
Deferred tax assets—current portion	7,825	28,584
Notes receivable from employees—current portion	—	1,376
Prepaid expenses and other current assets	15,732	17,933
Total current assets	712,799	667,108
Available-for-sale securities—long-term portion	10,938	89,912
Property and equipment, net	107,087	143,884
Acquired technology rights, net	54,859	46,797
Goodwill	193,000	125,050
Deferred tax assets—long-term portion	45,886	18,426
Notes receivable from employees—long-term portion	—	487
Other assets	33,522	41,927
Total assets	$1,158,091	$1,133,591

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Accounts payable and accrued liabilities	$54,290	$61,543
Deferred revenue—current portion	18,276	22,498
Total current liabilities	72,566	84,041
Deferred revenue—long-term portion	3,668	3,922
Other long-term liabilities	10,451	10,971
Convertible notes	436,250	436,250
Stockholders’ equity:
Common stock	702	692
Additional paid-in capital	734,390	704,189
Accumulated other comprehensive income	(2,261)	1,998
Accumulated deficit	(97,675)	(108,472)
Total stockholders’ equity	635,156	598,407
Total liabilities and stockholders’ equity	$1,158,091	$1,133,591

Note 1:                            The condensed consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date included in the Company’s Form 10-K for the fiscal year ended December 31, 2007.

See accompanying notes.

AFFYMETRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
REVENUE:
Product sales ($46 and $843 in 2008 and $355 and $11,456 in 2007 from Perlegen Sciences)	$65,952	$69,727	$203,780	$202,621
Services	6,132	10,829	23,557	31,617
Royalties and other revenue	3,105	14,430	104,338	29,490
Total revenue	75,189	94,986	331,675	263,728
COSTS AND EXPENSES:
Cost of product sales ($4 and $446 in 2008 and $166 and $4,494 in 2007 from Perlegen Sciences)	32,347	28,246	90,581	76,117
Cost of services	5,791	7,307	18,160	24,473
Cost of royalties and other revenue	29	39	81	185
Research and development	20,739	16,489	59,098	55,143
Selling, general and administrative	28,409	33,300	92,782	102,800
Acquired in-process technology	5,100	—	5,900	—
Restructuring charges	14,571	5,737	29,379	12,879
Total costs and expenses	106,986	91,118	295,981	271,597
(Loss) income from operations	(31,797)	3,868	35,694	(7,869)
Interest income and other, net	1,672	291	10,830	8,382
Interest expense	(3,497)	(417)	(10,634)	(1,246)
(Loss) income before income taxes	(33,622)	3,742	35,890	(733)
Income tax benefit (provision)	1,802	(1,162)	(25,093)	550
Net (loss) income	$(31,820)	$2,580	$10,797	$(183)

Basic and diluted net (loss) income per common share	$(0.46)	$0.04	$0.16	$(0.00)

Shares used in computing basic net (loss) income per common share	68,582	68,356	68,542	68,170
Shares used in computing diluted net (loss) income per common share	68,582	68,725	68,650	68,170

 See accompanying notes.

AFFYMETRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,797	$(183)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	24,424	17,495
Amortization of intangible assets	8,313	6,244
Charge for acquired in-process technology	5,900	—
Amortization of investment premiums, net	116	109
Stock-based compensation	6,618	7,901
Restructuring charges	(1,703)	50
Realized (gain) loss on equity investments	(47)	3,249
Realized loss (gain) on the sales of investments	450	(99)
Deferred tax assets	18,445	(327)
Amortization of debt offering costs	1,583	570
Accretion of interest on notes receivable	(7)	(48)
Loss on disposal of property and equipment	25,858	1,088
Changes in operating assets and liabilities:
Restricted cash	(7,844)	—
Accounts receivable, net	21,509	9,315
Inventories	3,732	(2,102)
Prepaid expenses and other assets	4,222	(5,604)
Accounts payable and accrued liabilities	(19,176)	(10,878)
Deferred revenue	(4,476)	(8,851)
Other long-term liabilities	(520)	1,427
Net cash provided by operating activities	98,194	19,356
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10,809)	(22,954)
Purchases of available-for-sale securities	(336,258)	(82,074)
Proceeds from sales and maturities of available-for-sale securities	363,985	77,712
Acquisition of businesses, net of cash acquired	(88,213)	—
Purchase of non-marketable equity investments	(311)	(800)
Capital distribution of non-marketable equity investments	—	902
Net cash used in investing activities	(71,606)	(27,214)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	(35)	12,227
Net cash (used in) provided by financing activities	(35)	12,227
Effect of exchange rate changes on cash and cash equivalents	(46)	304
Net increase in cash and cash equivalents	26,507	4,673
Cash and cash equivalents at beginning of period	288,644	119,063
Cash and cash equivalents at end of period	$315,151	$123,736

See accompanying notes.

AFFYMETRIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008
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

Product Sales

Product sales, as well as revenues from Perlegen Sciences (a related party, see Note 10), include sales of GeneChip® probe arrays, reagents and related instrumentation. Probe array, reagent and instrumentation revenues are recognized when earned, which is generally upon shipment and transfer of title to the customer and fulfillment of any significant post-delivery obligations. Accruals are provided for anticipated warranty expenses at the time the associated revenue is recognized.

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

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated using the weighted-average number of common shares outstanding during the period less the weighted-average shares subject to repurchase. Diluted income (loss) per share gives effect to the dilutive common stock subject to repurchase, stock options and warrants (calculated based on the treasury stock method), and convertible debt (calculated using an as-if-converted method). There are no dilutive warrants and convertible debt in any of the periods presented in the table below.

The following table sets forth a reconciliation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator:
Net (loss) income - basic	$(31,820)	$2,580	$10,797	$(183)
Add effect of dilutive securities:
Interest on convertible notes (inclusive of amortization of debt issuance costs)	—	—	—	—
Net (loss) income - diluted	$(31,820)	$2,580	$10,797	$(183)

Denominator:
Weighted-average shares outstanding	70,249	68,935	69,682	68,607
Less: weighted-average shares of common stock subject to repurchase	(1,667)	(579)	(1,140)	(437)
Shares used in computing basic net (loss) income per common share	68,582	68,356	68,542	68,170
Add effect of dilutive securities:
Employee stock options	—	327	35	—
Common stock subject to repurchase	—	42	73	—
Shares used in computing diluted net (loss) income per common share	68,582	68,725	68,650	68,170
Basic and diluted net (loss) income per common share	$(0.46)	$0.04	$0.16	$(0.00)

Diluted net (loss) income per common share	$(0.46)	$0.04	$0.16	$(0.00)

The following securities were excluded from the computation of diluted earnings per common share, on an actual outstanding basis, as they were anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Employee stock options	6,302	3,876	6,156	5,479
Restricted stock subject to repurchase	1,624	96	589	577
Convertible notes	14,369	3,870	14,369	3,870
Total	22,295	7,842	21,114	9,926

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

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of SFAS 161 on its consolidated results of operations and financial condition.

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

 In October 2008, the FASB issued FSP 157-3 Determining Fair Value of a Financial Asset in a Market That Is Not Active (FSP 157-3). FSP 157-3 clarified the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have a material impact on the Company’s consolidated results of operations and financial condition.

NOTE 2—FAIR VALUE

In accordance with SFAS 157,  the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of September 30, 2008 (in thousands):

	Level 1	Level 2	Total
Non-U.S. equity securities	$894	$—	$894
U.S. government obligations and agencies	—	308,024	308,024
U.S. corporate debt	—	120,774	120,774
Total	$894	$428,798	$429,692

As of September 30, 2008, the Company had no financial assets or liabilities requiring Level 3 classification.

NOTE 3—STOCK-BASED COMPENSATION

Stock-Based Compensation Plans

The Company has a stock-based compensation program that provides the Board of Directors broad discretion in creating equity incentives for employees, officers, directors and consultants. This program includes incentive and non-qualified stock options and non-vested stock awards (also known as restricted stock) granted under various stock plans. Stock options are generally time-based, vesting 25% on each annual anniversary of the grant date over four years and expire 7 to 10 years from the grant date. Non-vested stock awards are generally time-based, vesting 25% on each annual anniversary of the grant date over four years. On June 11, 2008, at the annual shareholders’ meeting, the shareholders’ approved the amendment to increase the maximum number of shares of the Company’s common stock authorized for issuance under the Company’s Amended and Restated 2000 Equity Incentive Plan by 4.2 million shares. As of September 30, 2008, the Company had approximately 3.3 million shares of common stock reserved for future issuance under its stock-based compensation plans. New shares are issued as a result of stock option exercises and non-vested restricted stock awards.

The Company allocated stock-based compensation expense under SFAS No. 123R, Share-Based Payment, as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Costs of product sales	$498	$229	$1,086	$775
Research and development	625	417	1,489	1,578
Selling, general and administrative	2,229	2,306	4,044	5,208
Restructuring	—	340	—	340
Total stock-based compensation expense	3,352	3,292	6,619	7,901
Income tax benefit	—	(635)	(871)	(2,095)
Total stock-based compensation expense, net of tax	$3,352	$2,657	$5,748	$5,806

As of September 30, 2008, $38.1 million of total unrecognized stock-based compensation expense related to non-vested awards is expected to be recognized over the respective vesting terms of each award through 2012. The weighted average term of the unrecognized stock-based compensation expense is 3.1 years.

Stock Option Assumptions

The fair value of options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Risk free interest rate	3.0%	4.2%	3.2%	4.2%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	42%	42%	42%	42%
Expected option term (in years)	4.5	4.5	4.5	4.5

The risk free interest rate for periods within the contractual life of the Company’s stock options is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term is derived from an analysis of the Company’s historical exercise trends over ten years. The expected volatility is based on a blend of historical and market-based implied volatility. Using the assumptions above, the weighted average grant date fair value of options granted during the three months ended September 30, 2008 and 2007 was $3.51 and $9.90, respectively, and for the nine months ended September 30, 2008 and 2007 was $4.55 and $9.90, respectively.

NOTE 4—RESTRUCTURING

Fiscal 2008 Restructuring Plan

In February 2008, the Company committed to a restructuring plan (the “2008 Plan”) designed primarily to optimize its production capacity and cost structure and improve its future gross margins.  The restructuring plan was approved as part of the Company’s ongoing efforts to reduce costs.

This phase of the restructuring plan involves moving the majority of the Company’s probe array manufacturing from its West Sacramento, California facility to its Singapore facility by the end of 2008.  The Company estimates the total restructuring expenses to be incurred in connection with this phase of the 2008 Plan will be approximately $14.0 million. Of this total, approximately $1.5 million relates to employee severance and $12.5 million relates to non-cash charges associated with the abandonment of certain long-lived manufacturing assets.

In July 2008, the Company decided to expand the 2008 Plan to include the closing of its West Sacramento manufacturing facility.  Following the closure of its West Sacramento manufacturing facility, all of its products will be manufactured at its Singapore and Ohio facilities, as well as by third parties. The Company expects the closure of the West Sacramento facility to be substantially complete by the end of the second quarter of 2009.  In this phase of the 2008 Plan, the Company currently expects to incur a total of approximately $36 million in charges related to this expansion of its restructuring plan.  Of this total, the Company expects that approximately $18 million will be included as a component of total cost of product sales, $12 million of which relates to accelerated depreciation charges associated with the continued use of certain long-lived manufacturing assets and $6 million of which relates to manufacturing transition and other costs.  Additionally, the Company expects to recognize approximately $18 million in the line item labeled as “Restructuring charges” in its Condensed Consolidated Statements of Operations, $14 million of which relates to asset impairment charges associated with the facility itself and to certain long-lived manufacturing assets and $4 million related to employee severance costs. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), the costs relating to employee severance and relocation are being recognized as expense over the remaining service periods of the employees.

The estimated cash outlays to be incurred in connection with the 2008 Plan are estimated to be approximately $12.5 million.  Depending on the rate at which the Company transfers its production capacity out of its West Sacramento facility, the Company may incur additional expenses. During the first nine months of 2008, the Company recognized approximately $2.9 million of expense for employee termination benefits associated with the 2008 Plan and $25.8 million of non-cash charges related to the abandonment and impairment of certain manufacturing assets. These expenses are presented as a component of “Restructuring charges” in the Company’s Condensed Consolidated Statements of Operations.

Fiscal 2007 Restructuring Plan

In July 2007, the Company announced that it was consolidating an administrative facility located in Sunnyvale, California into its main campus in Santa Clara, California during the fourth quarter of 2007 (the “2007 Plan”). Additionally, in August and December 2007, the Company terminated certain employees in the research and development and selling, general and administrative functions. The Sunnyvale, California facility was vacated during the fourth quarter of 2007. The estimated cash outlays to be incurred in connection with these restructuring activities are estimated to be approximately $5 million. During the nine months ended September 30, 2008, the Company recognized approximately $0.4 million related to contract termination costs associated with the 2007 Plan.

Fiscal 2006 Restructuring Plan

In 2006, the Company initiated a restructuring plan (the “2006 Plan”) to better align certain of its expenses with the Company’s current business outlook. The Company’s primary focus of the 2006 Plan was in the general and administrative functions and included rationalizing its facilities. Cash outlays incurred in connection with these restructuring activities are estimated to be approximately $16 million. During the nine months ended September 30, 2008, the amount of expense recognized associated with the 2006 Plan was not material.

The activity for the restructuring plans above for the nine months ended September 30, 2008 and estimated costs for the amounts expected to be recognized as “Restructuring charges” in the Company’s Condensed Consolidated Statements of Operations is as follows (in thousands):

						As of
						September 30, 2008
	Balance as of					Total	Total
	December 31,	2008	Cash	Non-Cash	Balance as of	costs	expected
	2007	Charges	Payments	Settlements	2008	to date	costs
Fiscal 2008 Restructuring Plan:
Employee severance and relocation benefits	$—	$2,857	$(1,450)	$(179)	$1,228	$2,857	$5,800
Abandonment and impairment of certain long-lived manufacturing assets	—	25,797	—	(25,797)	—	25,797	26,000
Fiscal 2007 Restructuring Plan:
Employee severance and relocation benefits	1,295	—	(1,295)	—	—	2,887	3,000
Contract termination costs	1,122	380	(870)	(7)	625	1,596	1,700
Other restructuring costs	—	—	—	—	—	114	200
Fiscal 2006 Restructuring Plan:
Employee severance and relocation benefits	140	(46)	(94)	—	—	20,196	20,200
Contract termination costs	1,761	184	(762)	111	1,294	2,575	2,900
Other restructuring costs	—	207	(207)	—	—	2,195	2,200
Total	$4,318	$29,379	$(4,678)	$(25,872)	$3,147	$58,217	$62,000

NOTE 5—ACQUISITIONS

USB Corporation

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

Purchase Price Allocation

During the third quarter of 2008, the Company reduced the estimated fair value of the tangible assets, net acquired by $3.1 million due to increasing USB’s inventory reserves to conform to the Company’s inventory reserve methodology, resulting in a corresponding increase of $3.1 million to goodwill. The following table allocates the purchase price based on the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Tangible assets, net	$4,003
Amortizable intangible assets	16,300
Goodwill	51,750
In-process technology	800
Total	$72,853

Intangible Assets and Goodwill

A valuation of the purchased intangible assets was undertaken by Affymetrix’ management in its determination of the estimated fair value of such assets. The $6.1 million value assigned to developed technology and patents and core technology is included in acquired technology rights on the Company’s Condensed Consolidated Balance Sheet and will be amortized to cost of product sales over the estimated useful lives of these assets, generally four to five years. Affymetrix recorded amortization expense of approximately $0.3 million and $0.9 million for the three and nine months ended September 30, 2008, respectively, related to these acquired patents and technology. The $10.2 million value assigned to customer contracts and trade names and trademarks will be amortized to selling, general and administrative expenses over the estimated useful lives of these assets, generally four to eight years. Affymetrix recorded amortization expense of approximately $0.4 and $1.2 million for the three and nine months ended September 30, 2008, respectively, related to customer contracts and trade names and trademarks. Goodwill of $51.8 million was recorded as the excess of the purchase price over the net assets acquired. Goodwill will not be amortized, but will be assessed for impairment on an annual basis or when an indication of potential impairment exists.

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

Escrow Agreement

Pursuant to the terms of the USB merger agreement, the Company withheld from the merger consideration $4.0 million and delivered those funds to an escrow account which shall be released to the USB shareholders upon achievement of certain revenue targets in fiscal 2008. Quarterly, the Company must review the revenue targets and to the extent they are achieved, all or a portion of the escrow funds shall be disbursed to the USB shareholders consistent with the terms of the merger agreement. If the prescribed revenue targets are not achieved, some or all of the escrow funds shall be released from restriction. As funds are disbursed to the USB shareholders, the Company will reflect these payments as additional goodwill and will reduce restricted cash. Any funds remaining in escrow at the end of the fiscal year 2008 which are not payable to the USB shareholders and are released from restriction will be reclassified to cash and cash equivalents. As of September 30, 2008, $0.4 million had been disbursed from the escrow account as a result of the achievement of certain revenue targets. Accordingly, $3.6 million is presented as a component of restricted cash in the Company’s Condensed Consolidated Balance Sheet at September 30, 2008.

True Materials, Inc.

On July 17, 2008, Affymetrix acquired 100% of the outstanding shares of True Materials, Inc. (“TMI”), a privately held San Francisco-based company that develops digitally encoded microparticle technology.  This technology is applicable to the research, applied and diagnostic markets and will enable the Company to enter low to mid-multiplex markets.

Affymetrix accounted for the merger under the purchase method of accounting in accordance with the provisions of SFAS No. 141. In accordance with SFAS 141, the Company recorded the assets acquired and liabilities assumed at their estimated fair value, with the excess purchase price reflected as goodwill. Additionally, certain costs directly related to the merger were reflected as additional purchase price in excess of net liabilities assumed. The results of operations have been included in Affymetrix’ consolidated financial statements since July 18, 2008.

Purchase Price

The total purchase price of the acquisition was $20.4 million and includes the following components (in thousands):

Merger consideration paid in cash	$20,160
Direct acquisition costs	268
Total purchase price	$20,428

Purchase Price Allocation

The following table allocates the purchase price based on the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Goodwill	$16,200
In-process technology	5,100
Net liabilities assumed	(872)
$20,428

In-process Technology

Management determined the estimated fair value of certain research and development programs in-process at the acquisition date that had not yet reached technological feasibility and had no alternative future use. These projects primarily included materials research projects. The fair values of these projects were determined using the Income Approach whereby management estimated each project’s related future net cash flows between 2009 and 2015 and discounted them to their present value using a risk adjusted discount rate of 30%. This discount rate is based on the Company’s estimated weighted average cost of capital adjusted upward for the risks associated with the projects acquired. The projected cash flows from the acquired projects were based on estimates of revenues and operating profits related to the projects considering the stage of development of each potential product acquired, the time and resources needed to complete the development and approval of each product, the life of each potential commercialized product and the inherent difficulties and uncertainties in developing products and services based on complex genetic technologies and biochemical processes. The Company expects cash flows from these projects to begin in 2009 and is not anticipating any material changes to its historical pricing, expense levels or gross margins related to these products.

Escrow Agreement

Pursuant to the terms of the merger agreement, the Company withheld from the merger consideration $5.1 million and delivered those funds to an escrow account, which shall be released to the founder and certain key employees of TMI upon achievement of certain employment milestones. As the continuous employment milestones are achieved, a portion of the escrow funds shall be disbursed to the founder and certain key employees consistent with the terms of the merger agreement. The Company will record these payments as additional goodwill. As of September 30, 2008, $0.3 million had been disbursed from the escrow account.

NOTE 6 —GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill balance is presented below (in thousands):

Balance at December 31, 2007	$125,050
Goodwill additions	67,950
Balance at September 30, 2008	$193,000

During 2008, the Company recorded additional goodwill totaling approximately $68.0 million, of which approximately $51.7 million pertained to the acquisition of USB in the first quarter of fiscal 2008 and approximately $16.2 million pertained to the acquisition of True Materials, Inc. during the third quarter of fiscal year 2008.  As of September 30, 2008, the Company’s goodwill totaled approximately $193.0 million, or 16% of total assets, and its other intangible assets, consisting of net acquired technology rights totaled approximately $54.9 million, or 5% of its total assets (see Note 8).

SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) requires that goodwill be assessed for impairment at least annually or whenever changes in circumstances indicate that the carrying amount may not be recoverable from estimated future cash flows.  Factors that may be considered a change in circumstance indicating the carrying value of our intangible assets, including goodwill, may not be recoverable include, but are not limited to, significant underperformance relative to historical or projected future operating results, a significant decline in our stock price and market capitalization, and negative industry or economic trends.  Additionally, the Company periodically evaluates the recoverability and the amortization period of its acquired technology rights.

The Company performed its required annual impairment test in June 2008 and determined that goodwill was not impaired.   During the third quarter of 2008, the Company’s stock price fell below the Company’s net book value per share.  The stock price decline, along with other conditions in the Company’s business, are defined as indicators of impairment of goodwill and other intangibles under SFAS 142.  Accordingly, the Company was required to assess whether or not an impairment of its intangible assets, including goodwill, had occurred.  The Company performed an impairment test using a market based approach as of September 30, 2008 and determined that there was no impairment.

The continued decline of the Company’s stock price subsequent to September 30, 2008 and the resulting book value per share being in excess of market value per share, along with other conditions in its business, are indicators that it is more likely than not that the fair value of the Company is less than the carrying value. Therefore, in the fourth quarter of 2008, the Company will assess whether or not an impairment of its goodwill and other intangible assets has occurred and will be conducting an evaluation of the fair market value of these assets. If the implied fair values of goodwill and other intangible assets are less than the carrying amounts, impairment losses will be recognized for the differences.

NOTE 7—INVENTORIES

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2008	2007
Raw materials	$20,116	$20,507
Work-in-process	11,577	11,297
Finished goods	14,680	11,108
Total	$46,373	$42,912

NOTE 8—ACQUIRED TECHNOLOGY RIGHTS

Acquired technology rights are comprised of licenses to technology covered by patents to third parties and are amortized over the expected useful life of the underlying patents, which range from one to fifteen years. Accumulated amortization of these rights amounted to approximately $47.3 million and $39.0 million at September 30, 2008 and December 31, 2007, respectively.

The expected future annual amortization expense of the Company’s acquired technology rights and other intangible assets is as follows (in thousands):

Amortization
For the Year Ending December 31,	Expense
2008, remainder thereof	$2,920
2009	10,550
2010	9,780
2011	9,385
2012	7,631
Thereafter	14,593
Total	$54,859

NOTE 9—COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net (loss) income	$(31,820)	$2,580	$10,797	$(183)
Foreign currency translation adjustment	(342)	243	(46)	303
Unrealized (loss) gain on debt securities	(2,034)	(996)	(4,228)	1,488
Unrealized hedging contracts gain	15	—	15	—
Comprehensive (loss) income	$(34,181)	$1,827	$6,538	$1,608

NOTE 10—RELATED PARTY TRANSACTIONS

Perlegen Sciences, Inc.

As of September 30, 2008, the Company, and certain of its affiliates, including the Company’s chief executive officer and members of the board of directors, held approximately 22% ownership interest in Perlegen Sciences, Inc. (“Perlegen”), a privately-held biotechnology company. In addition, two members of Perlegen’s board of directors are also members of the Company’s board of directors.

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

NOTE 11—COMMITMENTS AND CONTINGENCIES

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

E8 Pharmaceuticals LLC Litigation

On July 1, 2008, the Company was named as a defendant in a complaint filed by plaintiffs E8 Pharmaceuticals LLC and Massachusetts Institute of Technology (MIT) in the United States District Court of Massachusetts.  In the complaint, the plaintiffs allege that the Company is infringing upon one patent owned by MIT and licensed to E8 Pharmaceuticals by making and selling the Company’s GeneChip® products to customers and teaching its customers how to use the products.  The plaintiffs seek a permanent injunction enjoining the Company from further infringement, and unspecified monetary damages, including lost profits, enhanced damages pursuant to 35 U.S.C. § 284, costs, attorneys’ fees and other relief as the court deems just and proper.  The Company believes that the plaintiffs’ claims are without merit and will vigorously defend against the claims advanced in the complaint.

Shareholder Derivative Lawsuits

In 2006, three shareholders of the Company filed purported derivative lawsuits on behalf of the Company, which lawsuits name the Company (as nominal defendant) and several of the Company’s current and former officers and directors, and allege that these officers and directors breached their fiduciary duties and breached other laws by participating in backdating stock options grants. Two of these lawsuits were filed in the United States District Court for the Northern District of California, one on August 30, 2006 and the other on September 13, 2006, and were subsequently consolidated. The third lawsuit was filed in the Superior Court of the State of California on October 20, 2006. The substance of the allegations in these cases is similar, and includes claims against the individual defendants for breach of fiduciary duties, unjust enrichment, and violations of federal securities laws, Generally Accepted Accounting Principles, Section 162(m) of the Internal Revenue Code, and certain state laws in each case in connection with the allegedly backdated options. The plaintiffs seek monetary and equitable relief on behalf of the Company, including damages and disgorgement from the individual defendants, changes in the Company’s corporate governance and internal control procedures, and an award of attorneys’ fees and costs. As previously disclosed in the Company’s Forms 10-K/A for the year ended December 31, 2005, the Company’s decision to restate its consolidated financial statements was based on the results of an internal review of its historical stock option granting practices from January 1, 1997 through May 31, 2006 performed under the direction of the Audit Committee of the Board of Directors. The review did not find any pattern or practice of inappropriately identifying grant dates with hindsight in order to provide “discounted” or “in-the-money” grants. On March 31, 2008, the federal district court presiding over the two consolidated cases issued an order granting in part and denying in part the motion of the Company and the individual defendants to dismiss the amended consolidated shareholder derivative complaint. The court allowed the plaintiffs leave to amend, and the plaintiffs filed a second amended consolidated shareholder derivative complaint on April 18, 2008. The individual defendants filed motions to dismiss the second amended consolidated derivative complaint on May 15, 2008. On October 24, 2008, the Court issued a decision granting in part and denying in part the motions to dismiss, and scheduled a case management conference for December 15, 2008. The case in California Superior Court is currently stayed pending resolution of the consolidated federal cases. The Company does not believe that the claims in these derivative lawsuits have merit and the Company intends to vigorously defend the cases.

SEC  Informal Inquiry

On September 12, 2006, the Company received written notice from the Securities and Exchange Commission that it was conducting an informal inquiry into the Company’s stock option practices. The Company responded to the request for information and cooperated fully in the informal inquiry. The Company was advised in the SEC’s notice that the SEC’s request should not be construed as an indication by the SEC or its staff that any violations of law have occurred; and nor should the request be considered an adverse reflection upon any person, entity or security.

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

On November 10, 2003, the Company filed a complaint against Enzo in the United States District Court for the Southern District of New York for declaratory judgment, breach of contract and injunctive relief relating to the 1998 agreement. In its complaint, the Company alleges that Enzo has engaged in a pattern of wrongful conduct against it and other Enzo labeling reagent customers by, among other things, asserting improperly broad rights in its patent portfolio, improperly using the 1998 agreement and distributorship agreements in order to corner the market for non-radioactive labeling reagents, and improperly using the 1998 agreement to claim ownership rights to the Company’s proprietary technology. The Company seeks declarations that it has not breached the 1998 agreement and that nine Enzo patents identified in the 1998 agreement are invalid and/or not infringed by it. The Company also seeks damages and injunctive relief to redress Enzo’s alleged breaches of the 1998 agreement, its alleged tortuous interference with the Company’s business relationships and prospective economic advantage, and its alleged unfair competition. The Company filed a notice of related case stating that its complaint against Enzo is related to the complaints already pending in the Southern District of New York against eight other former Enzo distributors. The U.S. District Court for the Southern District of New York has related the Company’s case. There is no trial date in the actions between Enzo and the Company.

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

Administrative Litigation and Proceedings

The Company’s intellectual property is subject to a number of significant administrative and litigation actions. For example, in Europe and Japan, we expect third parties to oppose significant patents that the Company owns or controls. Currently, third parties, including several of the Company’s competitors, have filed oppositions against several of the Company’s European patents in the European Patent Office and requested reexamination of several of the Company’s patents by the United States Patent & Trademark Office. These proceedings are at various procedural stages and will result in the respective patents being either upheld in their entirety, allowed to issue in amended form in designated countries, or revoked. Further, in the United States, the Company expects that third parties will continue to “copy” the claims of its patents in order to provoke interferences in the United States Patent & Trademark Office. These proceedings could modify or reduce the Company’s patent protection and may cause the Company to incur significant costs and consume substantial managerial resources.

NOTE 12—INCOME TAXES

The income tax provision for the nine months ended September 30, 2008 differs from the amount computed by applying the 35% U.S. federal statutory rate to the consolidated income before income taxes due to various factors, including the tax impact of non-U.S. operations, non-deductible in-process research and development, and the establishment of a partial valuation allowance against the Company’s U.S. deferred tax assets.

For the quarter ended September 30, 2008, the Company recorded a non-cash income tax provision of approximately $6.3 million to establish a valuation allowance to partially reserve the Company’s U.S. gross deferred tax assets as of September 30, 2008. The Company evaluated both positive and negative evidence and determined that there is a need for the valuation allowance during the quarter ended September 30, 2008 due to a revised forecast that lowered projected future taxable income. The Company intends to maintain the valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance. Management periodically evaluates the realizability of the Company’s net deferred tax assets based upon all available evidence. The realization of net deferred tax assets is dependent on the Company’s ability to generate sufficient future taxable income. The forecasted future taxable income is highly influenced by assumptions regarding the Company’s ability to achieve its forecasted revenue and its ability to effectively manage its expenses in line with its forecasted revenue. The Company believes realization of the deferred tax assets as of September 30, 2008 is more likely than not based upon future taxable earnings. An additional valuation allowance against deferred tax assets may be necessary if it is more likely than not that all or a portion of the deferred tax assets will not be realized, for example as a result of a change in the Company’s ability to reliably project future taxable income or a reduction in the amount of future taxable income.

The Company does not expect any material changes to the estimated amount of liability associated with its uncertain tax positions within the next twelve months. As of September 30, 2008, there have been no material changes to the total amount of unrecognized tax benefits.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2008 and for the three and nine month periods ended September 30, 2008 and 2007 should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2007.

All statements in this quarterly report that are not historical are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act as amended, including statements regarding our “expectations,” “beliefs,” “hopes,” “intentions,” “strategies” or the like. Such statements are based on our current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Actual results or business conditions may differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, risks of our ability to achieve and sustain higher levels of revenue, improved gross margins, reduced operating expenses, market acceptance, personnel retention, global economic conditions, fluctuations in overall capital spending in the academic and biotechnology sectors, changes in government funding policies, unpredictable fluctuations in quarterly revenues, uncertainties related to cost and pricing of Affymetrix products, dependence on collaborative partners, uncertainties relating to sole source suppliers, uncertainties relating to FDA, and other regulatory approvals, risks relating to intellectual property of others and the uncertainties of patent protection and litigation.

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

Reducing our overall cost structure. Earlier this year, we committed to a restructuring plan designed to optimize our production capacity and cost structure and improve our future gross margins.  The first phase of this restructuring plan involved moving the majority of our probe array manufacturing from our West Sacramento, California facility to our Singapore facility.  In July 2008, we decided to expand our restructuring plan to include the closure of our West Sacramento manufacturing facility.  Following the closure of our West Sacramento manufacturing facility, all of our products will be manufactured at our Singapore and Ohio facilities, as well as by third parties.

We expect to incur additional restructuring charges of approximately $50 million relating to our 2008 restructuring plan to the close our West Sacramento facility. The estimated cash outlays to be incurred in connection with the 2008 Plan are estimated to be approximately $12 million.  In connection with these and our other restructuring activities, we incurred a total restructuring charge of $29 million for the nine months ended September 30, 2008.  Depending on the rate at which we transfer our production capacity out of our West Sacramento facility, we may incur additional expenses.

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

Valuation of Goodwill and Intangible Assets

 We review goodwill and intangible assets with indefinite lives for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Purchased intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful lives and are reviewed for impairment under SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets (“SFAS 144”). Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and forecasted operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable. Actual future results may differ from those estimates.

We performed our required annual impairment test in June 2008 and determined that goodwill was not impaired.   During the third quarter of 2008, our stock price fell below our net book value per share.  The stock price decline, along with other conditions in our business, are defined as indicators of impairment of goodwill and other intangibles under SFAS 142.  Accordingly, we were required to assess whether or not an impairment of our intangible assets, including goodwill, had occurred.  We performed an impairment test using a market-based approach as of September 30, 2008 and determined that there was no impairment.

The continued decline of our stock price subsequent to September 30, 2008 and the resulting book value per share being in excess of market value per share, along with other conditions in our business, are indicators that it is more likely than not that the fair value of the Company is less than the carrying value. Therefore, in the fourth quarter of 2008,we will assess whether or not an impairment of its goodwill and other intangible assets has occurred and will be conducting an evaluation of the fair market value of these assets. If the implied fair values of goodwill and other intangible assets are less than the carrying amounts, impairment losses will be recognized for the differences.

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

SFAS 123R requires that employee stock-based compensation costs be recognized over the requisite service period, or the vesting period, in a manner similar to all other forms of compensation paid to employees. Accordingly, in the nine months ended September 30, 2008, we recognized employee stock-based compensation of approximately $1.1 million in cost of product sales, approximately $1.5 million in research and development expense and approximately $4.0 million in selling, general and administrative expenses. During the nine months ended September 30, 2007, we recognized employee stock-based compensation of $0.8 million in cost of product sales, $1.6 million in research and development expense, $5.2 million in selling, general and administrative expenses and $0.3 million in restructuring charges recognized under SFAS 123R.

As of September 30, 2008, approximately $38.1 million of total unrecognized stock-based compensation expense related to non-vested awards is expected to be to be recognized over the respective vesting terms of each award through 2012. The weighted-average term of the unrecognized stock-based compensation expense is 3.1 years.

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

Results of Operations

The following discussion compares the historical results of operations for the three and nine months ended September 30, 2008 and 2007, respectively.

Product Sales

The components of product sales are as follows (in thousands, except percentage amounts):

			Dollar	Percentage	Nine Months Ended		Dollar	Percentage
	September 30,		change from	change from	September 30,		change from	change from
	2008	2007	2007	2007	2008	2007	2007	2007
Consumables	$59,804	$59,064	$740	1%	$187,420	$174,681	$12,739	7%
Instruments	6,148	10,663	(4,515)	(42)	16,360	27,940	(11,580)	(41)
Total product sales	$65,952	$69,727	$(3,775)	(5)	$203,780	$202,621	$1,159	1

Total product sales decreased in the third quarter of 2008 as compared to the same period in 2007. Consumables, which include probe arrays and reagents, increased primarily due to an increase in unit sales of reagents associated with our acquisition of USB Corporation, which was partially offset by a decrease in unit sales of probe arrays. Instrument sales declined primarily due to a decrease in unit sales of our Probe Array systems and GeneChip® Scanners.

 Total product sales increased in the first nine months of 2008 compared to the same period in 2007. Consumables increased primarily due to an increase in unit sales of reagents associated with our acquisition of USB Corporation. The increase in unit sales of reagents was partially offset by decreases in the average selling price of certain of our consumables. In addition, instrument sales declined primarily due to a decrease in unit sales of our Probe Array systems and GeneChip® Scanners. Sales to our pharmaceutical customers have declined in the first nine months of 2008 as compared to 2007, particularly in instrument sales.

Consumable sales for the three months ended September 30, 2008 and 2007 include $46,000 and $355,000, respectively, of revenue from Perlegen Sciences Inc. (“Perlegen”), a related party. Consumable sales for the nine months ended September 30, 2008 and 2007 include $0.8 million and $11.5 million, respectively, of revenue from Perlegen.

Services (in thousands, except percentage amounts):

	Three Months Ended		Dollar	Percentage	Nine Months Ended		Dollar	Percentage
	September 30,		change from	change from	September 30,		change from	change from
	2008	2007	2007	2007	2008	2007	2007	2007
Services	$6,132	$10,829	$(4,697)	(43)%	$23,557	$31,617	$(8,060)	(25)%

Total services revenue decreased in the third quarter of 2008 as compared to 2007 primarily due to a decrease of $5.0 million in our genotyping services business because of the variable timing of projects, partially offset by an increase of $0.3 million in instrument service revenue. The decrease in total services revenue for the first nine months of 2008 as compared to 2007 is primarily due to a decrease of $9.5 million in our genotyping services business because of the variable timing of projects, partially offset by an increase of $1.4 million in instrument service revenue.

Royalties and Other Revenue (in thousands, except percentage amounts):

	Three Months Ended		Dollar	Percentage	Nine Months Ended		Dollar	Percentage
	September 30,		change from	change from	September 30,		change from	change from
	2008	2007	2007	2007	2008	2007	2007	2007
Royalties and other revenue	$3,105	$14,430	$(11,325)	(78)%	$104,338	$29,490	$74,848	254%

Royalties and other revenue decreased in the third quarter of 2008 as compared to 2007 primarily due to higher license and grant revenue recognized in 2007. Royalties and other revenue increased in the nine months ended September 30, 2008 as compared to 2007 primarily due to the recognition of a non-recurring $90 million intellectual property payment received in January 2008, partially offset by higher license and grant revenue recognized in 2007.

Product and Services Gross Margins (in thousands, except percentage/point amounts):

	Three Months Ended		Dollar/Point	Nine Months Ended		Dollar/Point
	September 30,		change from	September 30,		change from
	2008	2007	2007	2008	2007	2007
Total gross margin on product sales	$33,605	$41,481	$(7,876)	$113,199	$126,504	$(13,305)
Total gross margin on services	341	3,521	(3,180)	5,397	7,143	(1,746)

Product gross margin as a percentage of products sales	51%	59%	(9)	56%	62%	(7)
Service gross margin as a percentage of services	6%	33%	(27)	23%	23%	0

The decrease in product gross margin in the third quarter and first nine months of 2008, as compared to 2007, is primarily due to a charge for accelerated depreciation expense related to the closing of our West Sacramento manufacturing facility and lower average selling prices for certain of our consumable products. These decreases were partially offset by favorable consumable product costs.

Gross margin on product sales for the third quarter of 2008 and 2007 includes $42,000 and $188,000, respectively, of gross margin from Perlegen and $0.4 million and $7.0 million, respectively, for the first nine months of 2008 and 2007.

The decrease in services gross margin in the third quarter and first nine months of 2008 as compared to the same period in 2007 was primarily due to lower volumes principally associated with sample acquisition delays and a proportionately higher mix of lower priced control samples.

Research and Development Expenses (in thousands, except percentage amounts):

	Three Months Ended		Dollar	Percentage	Nine Months Ended		Dollar	Percentage
	September 30,		change from	change from	September 30,		change from	change from
	2008	2007	2007	2007	2008	2007	2007	2007
Research and development	$20,739	$16,489	$4,250	26%	$59,098	$55,143	$3,955	7%

The increase in research and development expenses in the third quarter and first nine months of 2008, as compared to the same periods in 2007 was primarily due to higher headcount related expenses and increased spending for supplies and outside services.

Our research and development costs have increased in the near term and we believe a substantial investment in research and development is essential to a long-term sustainable competitive advantage and critical to expansion into additional markets.

Selling, General and Administrative Expenses (in thousands, except percentage amounts):

	Three Months Ended		Dollar	Percentage	Nine Months Ended		Dollar	Percentage
	September 30,		change from	change from	September 30,		change from	change from
	2008	2007	2007	2007	2008	2007	2007	2007
Selling, general and administrative	$28,409	$33,300	$(4,891)	(15)%	$92,782	$102,800	$(10,018)	(10)%

The decrease in selling, general and administrative expenses for the third quarter of 2008, as compared to the same period in 2007 was primarily due to lower headcount related expenses and lower spending for consulting and other outside services.

The decrease in selling, general and administrative expenses for the first nine months of 2008, as compared to the same period in 2007 was primarily due to a decrease in legal expenses, principally as a result of the settlement of the Illumina litigation in January 2008, lower headcount related expenses and lower spending for consulting and other outside services.

Acquired-in-process technology (in thousands, except percentage amounts):

	Three Months Ended		Dollar	Percentage	Nine Months Ended		Dollar	Percentage
	September 30,		change from	change from	September 30,		change from	change from
	2008	2007	2007	2007	2008	2007	2007	2007
Acquired in-process technology	$5,100	$—	$5,100	100%	$5,900	$—	$5,900	100%

During the third quarter of 2008, we completed the acquisition of True Materials, Inc. which we recorded a charge of approximately $5.1 million to acquired in-process technology. We believe the acquisition will enable us to enter low to mid-multiplex markets. We determined the estimated fair value of certain research and development programs in-process at the acquisition date that had not yet reached technological feasibility and had no alternative future use. The fair values of these projects were determined using the Income Approach whereby we estimated each project’s related future net cash flows between 2009 and 2015 and discounted them to their present value using a risk adjusted discount rate of 30%. This discount rate is based on our estimated weighted average cost of capital adjusted upward for the risks associated with the projects acquired.

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

Restructuring charges (in thousands, except percentage amounts):

	Three Months Ended		Dollar	Percentage	Nine Months Ended		Dollar	Percentage
	September 30,		change from	change from	September 30,		change from	change from
	2008	2007	2007	2007	2008	2007	2007	2007
Restructuring	$14,571	$5,737	$8,834	154%	$29,379	$12,879	$16,500	128%

Fiscal 2008 Restructuring Plan

In February 2008, we committed to a restructuring plan (the “2008 Plan”) designed primarily to optimize our production capacity and cost structure and improve its future gross margins.  The restructuring plan was approved as part of our ongoing efforts to reduce costs.

This phase of the restructuring plan involves moving the majority of our probe array manufacturing from our West Sacramento, California facility to our Singapore facility by the end of 2008.  We estimate the total restructuring expenses to be incurred in connection with this phase of the 2008 Plan will be approximately $14.0 million. Of this total, approximately $1.5 million relates to employee severance and $12.5 million relates to non-cash charges associated with the abandonment of certain long-lived manufacturing assets.

In July 2008, we decided to expand the 2008 Plan by closing our West Sacramento manufacturing facility.  Following the closure of our West Sacramento manufacturing facility, all of our products will be manufactured at our Singapore and Ohio facilities, as well as by third parties. We expect to incur a total of approximately $36 million in charges related to this expansion of its restructuring plan.  Of this total, we expect that approximately $18 million will be included as a component of total cost of product sales, $12 million of which relates to accelerated depreciation charges associated with the continued use of certain long-lived manufacturing assets and $6 million of which relates to manufacturing transition and other costs.  Additionally, we expect to include approximately $18 million in the line item labeled “Restructuring charges” in our Condensed Consolidated Statements of Operations, $14 million of which relates to asset impairment charges primarily related to the facility itself and to certain long-lived manufacturing assets and $4 million related to employee severance costs. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), the costs relating to employee severance and relocation are being accrued over the remaining service periods of the employees.

We expect the closure of the West Sacramento facility to be substantially complete by the end of the second quarter of 2009.  The estimated cash outlays to be incurred in connection with these restructuring activities are estimated to be approximately $10 million.  Depending on the rate at which we transfer our production capacity out of our West Sacramento facility, we may incur additional expenses.

Fiscal 2007 Restructuring Plan

In July 2007, we announced that it was consolidating an administrative facility located in Sunnyvale, California into our main campus in Santa Clara, California during the fourth quarter of 2007 (the “2007 Plan”). Additionally, in August and December 2007, we terminated certain employees in the research and development and selling, general and administrative functions. The Sunnyvale, California facility was vacated during the fourth quarter of 2007. The estimated cash outlays to be incurred in connection with these restructuring activities are estimated to be approximately $5 million.

Fiscal 2006 Restructuring Plan

In 2006, we initiated a restructuring plan (the “2006 Plan”) to better align certain of its expenses with our current business outlook. Our primary focus of the 2006 Plan was in the general and administrative functions and included rationalizing our facilities. Cash outlays to be incurred in connection with these restructuring activities are estimated to be approximately $25 million.

During the three months ended September 30, 2008 and 2007, the amount of expense recognized associated with our restructuring plans was approximately $14.6 million and $5.7 million, respectively. The third quarter 2008 restructuring expenses primarily related to our 2008 Plan and were associated with the abandonment and impairment of certain manufacturing assets. The third quarter 2007 restructuring expenses primarily related to our 2007 Plan and were associated with employee related post-termination benefits and contract termination costs.

During the nine months ended September 30, 2008 and 2007, the amount of expense recognized associated with our restructuring plans was approximately $29.4 million and $12.9 million, respectively. For the nine months ended September 30, 2008, the restructuring expenses primarily related to our 2008 Plan and were associated with the abandonment and impairment of certain manufacturing assets. For the nine months ended September 30, 2007, the restructuring expenses primarily related to our 2006 Plan as well as employee related post-termination benefits and contract termination costs associated with our 2007 Plan.

Interest Income and Other, Net

The components of interest income and other, net, are as follows (in thousands, except percentage amounts):

	Three Months Ended		Dollar	Percentage	Nine Months Ended		Dollar	Percentage
	September 30,		change from	change from	September 30,		change from	change from
	2008	2007	2007	2007	2008	2007	2007	2007
Interest income	$3,442	$3,146	$296	9%	$11,739	$8,988	$2,751	31%
Realized (loss) gain on equity investments, net	(491)	(3,050)	2,559	84	1,219	(3,249)	4,468	138
Currency (losses) gains, net	(1,268)	348	(1,616)	464	(2,154)	527	(2,681)	509
Other	(11)	(153)	142	(93)	26	2,116	(2,090)	(99)
Total interest income and other, net	$1,672	$291	$1,381	475	$10,830	$8,382	$2,448	29

Interest income and other, net increased for the third quarter of 2008 by $1.4 million, as compared to the same period in 2007, primarily due to a loss of $3.0 million on the write-down of a non-marketable investment in 2007, partially offset by currency losses in the third quarter of 2008.

Interest income and other, net increased for the first nine months of 2008 as compared to the same period in 2007 primarily due to an increase in interest earned of $2.8 million on our higher average total cash balances and a loss of $3.0 million on the write-down of a non-marketable investment in 2007. This was partially offset by higher currency losses of $2.7 million incurred during the first nine months of 2008.

Interest Expense (in thousands, except percentage amounts):

	Three Months Ended		Dollar	Percentage	Nine Months Ended		Dollar	Percentage
	September 30,		change from	change from	September 30,		change from	change from
	2008	2007	2007	2007	2008	2007	2007	2007
Interest expense	$(3,497)	$(417)	$(3,080)	739%	$(10,634)	$(1,246)	$(9,388)	753%

Interest expense increased in the third quarter and first nine months of 2008 as compared to 2007 as we recognized interest expense on our $316.3 million 3.50% senior convertible notes issued in November 2007.

Income Tax Provision (Benefit) (in thousands, except percentage amounts):

	Three Months Ended		Dollar	Percentage	Nine Months Ended		Dollar	Percentage
	September 30,		change from	change from	September 30,		change from	change from
	2008	2007	2007	2007	2008	2007	2007	2007
Income tax benefit (provision)	$1,802	$(1,162)	$2,964	255%	$(25,093)	$550	$(25,643)	(4,662)%

The income tax benefit increased approximately $3.0 million in the third quarter of 2008 and the income tax provision increased approximately $25.6 million in the first nine months of 2008. In the third quarter of 2008, the income tax provision differs from the amount computed by applying the federal statutory rate of 35% due to various factors including the tax impact of non-U.S. operations, non-deductible in-process research and development, and the establishment of a partial valuation allowance against our U.S. deferred tax assets.

For the quarter ended September 30, 2008, we recorded a non-cash income tax provision of approximately $6.3 million to establish a valuation allowance to partially reserve our U.S. gross deferred tax assets as of September 30, 2008. We evaluated both positive and negative evidence and determined that there is a need for the valuation allowance during the quarter ended September 30, 2008 due to a revised forecast that lowered projected future taxable income. We intend to maintain the valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance. Management periodically evaluates the realizability of our net deferred tax assets based upon all available evidence. The realization of net deferred tax assets is dependent on our ability to generate sufficient future taxable income. The forecasted future taxable income is highly influenced by assumptions regarding our ability to achieve the forecasted revenue and our ability to effectively manage the expenses in line with the forecasted revenue. We believe realization of the deferred tax assets as of September 30, 2008 is more likely than not based upon future taxable earnings. An additional valuation allowance against deferred tax assets may be necessary if it is more likely than not that all or a portion of the deferred tax assets will not be realized, for example as a result of a change in our ability to reliably project future taxable income or a reduction in the amount of future taxable income.

We do not expect any material changes to the estimated amount of liability associated with our uncertain tax positions within the next twelve months. As of September 30, 2008, there have been no material changes to our total amount of unrecognized tax benefits.

Liquidity and Capital Resources

Cashflow (in thousands):

	Nine Months Ended
	September 30,
	2008	2007
Net cash provided by operating activities	$98,194	$19,356
Net cash used in investing activities	(71,606)	(27,214)
Net cash (used in) provided by financing activities	(35)	12,227
Effect of foreign currency translation on cash and cash equivalents	(46)	304
Net increase in cash and cash equivalents	$26,507	$4,673

Net Cash Provided by Operating Activities

Cash provided by operating activities is net (loss) income  adjusted for certain non-cash items and changes in operating assets and liabilities. Cash provided by operating activities in the first nine months of 2008 was primarily comprised of net income of $10.8 million, which included a non-recurring $90.0 million intellectual property payment, depreciation and amortization of $32.7 million and a loss on disposal of property and equipment of $25.9 million. Significant changes in assets and liabilities are as follows:

Our total accounts receivable, including Perlegen, was $63.5 million at September 30, 2008, a decrease of $18.5 million from December 31, 2007. The decrease is primarily due to lower sales of consumables and instruments in the third quarter of 2008 as compared to the fourth quarter of 2007.

Our inventory balance was $46.4 million at September 30, 2008, an increase of $3.5 million from December 31, 2007. The increase is primarily due to the acquisition of USB’s inventory on January 30, 2008, partially offset by an increase in our inventory reserves of $3.1 million.

Our prepaid expenses and other assets balance was $15.7 million at September 30, 2008, a decrease of $2.2 million from December 31, 2007. The decrease is primarily related to the receipt of a non-recurring license fee in our other non-trade receivables.

Our deferred tax assets balance was $53.7 million at September 30, 2008 an increase of $6.7 million from December 31, 2007. The increase is primarily due to a temporary timing difference associated with the abandonment of certain long-lived manufacturing assets.

Our deferred revenue balance was $21.9 million at September 30, 2008, a decrease of $4.5 million from December 31, 2007. The decrease is primarily due to the payment, and recognition as revenue, of a non-recurring license fee.

Net Cash Used in Investing Activities

Our investing activities, other than purchases, sales and maturities of available-for-sale securities, primarily consist of capital expenditures, strategic investments and purchased technology rights.

Cash used for capital expenditures was $10.9 million and $23.0 million in the first nine months of 2008 and 2007, respectively. Our capital expenditures in 2008 primarily related to our manufacturing facility in Singapore and network upgrades, including the capitalization of cost related to our new enterprise resource planning system.

In 2008, we paid approximately $88.2 million, net of cash acquired, for acquisitions of businesses.

Net Cash (Used in) Provided by Financing Activities

Our financing activities consist of stock option exercise activity under our employee stock plan. Cash (used in) provided by the issuance of stock under our employee stock plan was ($35,000) and $12.2 million in the first nine months of 2008 and 2007, respectively.

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

We anticipate that our existing capital resources along with the cash to be generated from operations will enable us to maintain currently planned operations and planned capital expenditures for the foreseeable future, including the potential repayment of our 0.75% Notes.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in “Item 1. Condensed Consolidated Financial Statements — Note 11. Commitments and Contingencies” to the interim condensed consolidated financial statements, and is incorporated by reference herein.

ITEM 1A. RISK FACTORS

In evaluating our business, you should carefully consider the following risks, as well as the other information contained in this quarterly report on Form 10-Q. If any of the following risks actually occurs, our business could be harmed.

We may not maintain profitability.

Although we were profitable for the year ended December 31, 2007, we incurred losses each year from our inception through the year ended December 31, 2002 and also for the year ended December 31, 2006. As a result, we had an accumulated deficit of approximately $97.7 million at September 30, 2008. We expect to continue experiencing fluctuations in our operating results and cannot assure sustained profitability.

If our revenues grow more slowly than we anticipate, or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenues, our business will be materially and adversely affected.

Our business depends on research and development spending levels for pharmaceutical and biotechnology companies and academic and governmental research institutions.

We expect that our revenues in the foreseeable future will be derived primarily from products and services provided to a relatively small number of pharmaceutical and biotechnology companies and academic, governmental and other research institutions. Our operating results may fluctuate substantially due to reductions and delays in research and development expenditures by these customers. For example, recent delays and reductions in expenditures by our pharmaceutical customers, as well as governmental and research institutions, had adversely affected our results of operations.

Factors that could affect the spending levels of our customers include:

•                 weakness in the global economy and changing market conditions that affect our customers;

•                 changes in the extent to which the pharmaceutical industry may use genetic information and genetic testing as a methodology for drug discovery and development.

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

Because of this difficulty in predicting future performance, our operating results may fall below our own expectations and the expectations of securities analysts or investors in some future quarter or quarters. Our failure in the past to meet these expectations has adversely affected the market price of our common stock and may continue to do so.

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

As of September 30, 2008, our goodwill and net acquired technology rights comprised approximately 21% of our total assets. Subsequent to September 30, 2008, the decline in our stock price led to the market value falling below our net equity value. The decline, along with other conditions in our business, are defined as indicators of impairment of goodwill and other intangibles under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangibles.  Therefore, we are required to assess whether or not an impairment of our intangible assets has occurred and we will be conducting an evaluation of the fair market value of these and other assets, including our deferred tax assets.  We expect to complete our impairment analysis during the fourth quarter.

Although we have not recorded any impairment charges to date as a result of our annual and other periodic evaluations, we cannot assure you that future impairment charges may not occur. If we determine that we need to write-down our intangible assets, including goodwill, to their fair value, we may incur material charges that could harm our results of operations and financial condition.

The recent financial crisis could negatively affect our business, results of operations, and financial condition.

The recent financial crisis affecting the banking system and financial markets and the going concern threats to investment banks and other financial institutions have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit and equity markets. There could be a number of follow-on effects from the credit crisis on our business, including insolvency of key suppliers resulting in product delays; inability of customers to obtain credit to finance purchases of our products and/or customer insolvencies; counterparty failures negatively impacting our treasury operations; increased expense or inability to obtain short-term financing of our operations from the issuance of commercial paper; and increased impairments from the inability of investee companies to obtain financing.

We may need to adjust our manufacturing capacity based on business requirements or improvements made to our technological capabilities. There are risks associated with the consolidation of our manufacturing facilities.

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

We depend on our suppliers to provide components of our products in required volumes, at appropriate quality and reliability levels, and in compliance with regulatory requirements. Key parts of the GeneChip® product line, including components of our manufacturing equipment and certain raw materials used in the synthesis of probe arrays, are currently available only from a single source or limited sources. This risk is increased by the recent consolidation among our suppliers, including the acquisition of Applied Biosystem by Invitrogen.

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

Risks related to handling of hazardous materials and other regulations governing environmental safety

Our operations are subject to complex and stringent environmental, health, safety and other governmental laws and regulations that both public officials and private individuals may seek to enforce. Our activities that are subject to these regulations include, among other things, our use of hazardous and radioactive materials and the generation, transportation and storage of waste. We could discover that we or an acquired business is not in material compliance. Existing laws and regulations may also be revised or reinterpreted, or new laws and regulations may become applicable to us, whether retroactively or prospectively, that may have a negative effect on our business and results of operations. It is also impossible to eliminate completely the risk of accidental environmental contamination or injury to individuals. In such an event, we could be liable for any damages that result, which could adversely affect our business.

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

If we fail to protect or to enforce our intellectual property rights successfully, our competitive position could suffer, which could harm our results of operations. Legal actions to enforce our patent rights can be expensive and may involve the diversion of significant management time. In addition, these legal actions could be unsuccessful and could also result in the invalidation of our patents or a finding that they are unenforceable. For example, we currently are engaged in litigation regarding intellectual property rights with third parties. For additional information concerning intellectual property litigation and administrative proceedings, see Note 11 to the Condensed Consolidated Financial Statements in Item 1, Commitments and Contingencies of this Form 10-Q.

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

The market price of our common stock is volatile. From October 1, 2007 through September 30, 2008, the volume of our common stock traded from 313,600 to 25,474,600 shares. Moreover, during that period, our common stock traded as low as $7.24 per share and as high as $28.12 per share.

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

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or short-term investments since September 30, 2008, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or short-term investments or our ability to meet our financing objectives.

ITEM 5. OTHER INFORMATION

On November 5, 2008, our Board of Directors adopted the Amended and Restated Bylaws of the Company (the “Restated Bylaws”), effective immediately upon adoption. The principal changes effected by the Restated Bylaws include:

(a)           expanding the required disclosure for stockholders making proposals or nominations to include, among other things, all ownership interests, hedges, economic incentives and rights to vote any shares of any security of the Company;

(b)           providing that electronic transmissions of notices of stockholder meetings and Board meetings and waivers of such notices, and participation by stockholders in stockholders’ meetings and directors in Board meetings via remote communications are permitted;

(c)           providing that the notice period for special meetings of the stockholders is the same as the notice period for all meetings of the stockholders, which is at least 10 but not more than 60 days before the meeting;

(d)           providing that the officers shall have some powers and perform such duties as are conferred upon them by the Board from time to time and eliminating prescribed duties set forth in the bylaws;

(e)           adding a provision to permit the use of uncertificated shares;

(f)            making certain other technical and clarifying amendments to matters of administration and process; and

(g)           incorporating prior amendments.

The foregoing description of the Restated Bylaws is qualified in its entirety by the copy of the Amended and Restated Bylaws that is filed as Exhibit 3.2 hereto and is incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibit Number		Description of Document

3.2		Amended and Restated By-laws
10.20	(a)	Non Qualified Supplemental Deferred Compensation Plan of Affymetrix, Inc.
10.20	(b)	Non Qualified Supplemental Deferred Compensation Plan Adoption Agreement
10.32		Affymetrix, Inc. Change of Control Plan
10.33		Offer Letter from the Company to John F. (Rick) Runkel dated October 6, 2008
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	By:	/s/ JOHN C. BATTY
	Name:	John C. Batty
	Title:	Executive Vice President and Chief Financial Officer

November 7, 2008

AFFYMETRIX, INC.

EXHIBIT INDEX

SEPTEMBER 30, 2008

Exhibit Number		Description of Document

3.2		Amended and Restated By-laws
10.20	(a)	Non Qualified Supplemental Deferred Compensation Plan of Affymetrix, Inc.
10.20	(b)	Non Qualified Supplemental Deferred Compensation Plan Adoption Agreement
10.32		Affymetrix, Inc. Change of Control Plan
10.33		Offer Letter from the Company to John F. (Rick) Runkel dated October 6, 2008
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002