Form 10-K
period 2008-12-31
AFFYMETRIX INC
filed 2009-03-02
CIK 913077

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008 OR
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

         The aggregate market value of the registrant's common stock held by non-affiliates of the registrant at June 30, 2008, based on the closing price of such stock on the Nasdaq Global Market on such date, was approximately $716 million. The number of shares of the registrant's Common Stock, $0.01 par value, outstanding on February 20, 2009, was 70,685,572.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain sections of the Proxy Statement to be filed in connection with the 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated.

AFFYMETRIX, INC.

FORM 10-K
DECEMBER 31, 2008

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

Narrative Description of Business

Overview

        We are engaged in the development, manufacture, sale and service of consumables and systems for genetic analysis in the life sciences and clinical healthcare markets and are recognized as a market leader creating tools that are advancing our understanding of the molecular basis of life. The markets for our products currently include all aspects of molecular biology research in the life sciences, including basic human disease research, genetic analysis, pharmaceutical drug discovery and development, pharmacogenomics (research relating to how a person's genes affect the body's response to drug treatments), toxicogenomics (research relating to the measurement of gene expression as a predictor of toxicity) and molecular diagnostics. Our integrated GeneChip® microarray platform includes: disposable DNA probe arrays (chips) consisting of nucleic acid sequences set out in an ordered, high density pattern, certain reagents for use with the probe arrays, a scanner and other instruments used to process the probe arrays, and software to analyze and manage genomic or genetic information obtained from the probe arrays. Related microarray technology also offered by us includes licenses for fabricating, scanning, collecting and analyzing results from complementary technologies.

        Our business strategy is to capitalize on our leadership position in the DNA microarray field by marketing our GeneChip® technologies to customers based on two central applications: gene expression monitoring and DNA variation detection. Due to the novel, massively parallel approach to studying biological systems that GeneChip® technology enables, numerous discoveries across many disciplines have already been made, as evidenced by the over 16,000 peer-reviewed publications that have cited GeneChip® technology. The application of GeneChip® technologies for diagnosing and guiding treatment of disease is an emerging market opportunity that seeks to improve the effectiveness of health care by collecting information about DNA variation and RNA expression in patients at various times from screening and diagnosis through prognosis and throughout therapeutic monitoring. We currently sell our products directly to pharmaceutical, biotechnology, agrichemical, diagnostics and consumer products companies as well as academic research centers, government research laboratories, private foundation laboratories and clinical reference laboratories in North America and Europe. We also sell our products through life science supply specialists acting as authorized distributors in Latin America, India, the Middle East and Asia Pacific regions, including China.

        In March 1992, Affymetrix, Inc. was incorporated in California as a wholly-owned subsidiary of Affymax N.V. (Affymax) and we have continued our business and operations as Affymetrix. We completed our initial public offering in June 1996 and in September 1998 we reincorporated as a Delaware corporation. Our headquarters and principal research and development facilities are located in Santa Clara, California, and we maintain facilities in West Sacramento, California (probe array manufacturing), Sunnyvale, California (administration and array research and development), Emeryville, California (bioinformatics and software development), Fremont, California (array and reagent manufacturing and administration), South San Francisco, California (manufacturing and research and development), Maumee and Cleveland, Ohio (reagent manufacturing and administration), Singapore (probe array manufacturing, administration, and sales), China (representative office), and have sales offices in the United Kingdom, Italy, Germany, Singapore, and Japan.

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

Photolithography is a technique which uses light to create exposure patterns on the glass chip and direct chemical reactions. The process begins by coating the chip with light-sensitive chemical compounds that prevent chemical coupling. These light-sensitive compounds are called "protecting groups." Lithographic masks, which consist of predetermined transparent patterns etched into a glass plate that block or transmit light, are used to selectively illuminate the glass surface of the chip. Only those areas exposed to light are deprotected, and thus activated for chemical coupling through removal of the light-sensitive protecting groups. The entire surface is then flooded with a solution containing the first in a series of DNA building blocks (A, C, G or T). Coupling only occurs in those regions that have been deprotected through illumination. The new DNA building block also bears a light-sensitive protecting group so that the cycle can be repeated.

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

Products

  Overview

        Our products form an integral part of our GeneChip® system that is designed for use by pharmaceutical, biotechnology, agrichemical, diagnostics and consumer products companies, as well as academic research centers, private and government research foundations and consortia and clinical reference laboratories. The GeneChip® system consists of several integrated components: disposable probe arrays containing genetic information on a chip, reagents for extracting, amplifying and labeling target nucleic acids, a fluidics station for introducing the test sample to the probe arrays, a hybridization oven for optimizing the binding of samples to the probe arrays, a scanner to read the fluorescent image from the probe arrays, and software to analyze and manage the resulting genetic information. The function of each single-stranded sequence on the GeneChip® probe array is to bind to its complementary single strand of DNA or RNA from a biological sample. Each unique sequence feature on the GeneChip® probe array contains multiple copies of the same single strand of DNA. The nucleic acid (DNA or RNA) to be tested is isolated from a sample, such as blood or biopsy tissue, amplified and fluorescently labeled by one of several standard biochemical methods. The test sample is then washed over the probe array, where the now labeled individual nucleic acid sequences that represent the genetic content or expressed genes of the sample hybridize to their complementary sequences bound on the array. When scanned by a laser, which is part of the scanner instrument, the test sample generates a fluorescent signal. The locations where a fluorescent signal is detected by an optical detection system on the scanner instrument correspond to sequences complementary to the test sample. Sequence variation, or the quantification of specific sequences of nucleic acids in the sample, can be determined by detecting the relative strength of these signals since the sequence and position of each complementary DNA probe on the probe array is known. The combination of a particular GeneChip® probe array, together with an optimized set of reagents and a user protocol describing how to carry out the procedure, is referred to as an "assay."

        We currently market products for two principal applications: monitoring of gene or exon expression levels and investigation of genetic variation (DNA analysis including single nucleotide polymorphism (SNP) genotype analysis, and resequencing, copy number variation and cytogenics). Our GeneChip® expression monitoring arrays enable our customers to qualitatively and quantitatively measure gene or exon expression levels in a number of frequently studied organisms. Our catalog GeneChip® expression arrays are available for the study of human, rat, mouse and a broad range of other mammalian and model organisms. Human, mouse and rat exon analysis and gene analysis arrays are also available. Additionally, we market MyGeneChip™ and, CustomSeq™ products, which enable our customers to design their own custom GeneChip® expression arrays or sequence arrays for organisms of interest to them. Our GeneChip® DNA analysis arrays and variant detection systems are available to enable researchers to perform high throughput polymorphism analysis, structural and chromosomal characterization and to carry out large scale resequencing (comparing the DNA sequence of multiple samples against a known reference sequence, e.g. the published human genome sequence). An additional application of DNA variant analysis allows researchers to gain an understanding of drug metabolism and related implications. With its unique, parallel analysis capability, GeneChip® technology enables our customers to perform accurate and cost-effective genetic analysis, using minute amounts of sample DNA, in their own laboratories on a scale that was previously only possible in specialist high throughput centers.

        In addition, we believe that analysis and testing of genetic material by the GeneChip products will be a core component in the area of molecular diagnostic development. We are developing our GeneChip® system for diagnostic use for both gene expression and DNA analysis. The GeneChip® System 3000Dx (GCS3000Dx) is the first microarray instrumentation system for molecular diagnostic laboratories. The GCS3000Dx is 510(k) cleared and CE marked for in vitro diagnostic use in conjunction with the Roche Diagnostics AmpliChip CYP450 Test.

        Together with our collaborative partners, we are focusing on the development and commercialization of diagnostic products in cancer, cardiovascular, inflammatory, metabolic, infectious and other diseases, and believe that our GeneChip® assays will facilitate more efficient and effective disease detection, prognosis and treatment selection, leading to overall improved patient management. To further our clinical research and molecular diagnostics strategy, we have established partnerships and customer relationships with leading academic researchers, pharmaceutical and biotechnology companies, including Sysmex, F. Hoffmann-La Roche Ltd. ("Roche"), bioMérieux, Inc. ("bioMérieux"), and Veridex, LLC, a Johnson & Johnson company ("Veridex"). Through Sysmex, we have expanded our diagnostics distribution capability into Japan and the Asian Pacific regions. We believe that the rapid growth of the diagnostic markets holds the potential for GeneChip® technology applications ranging from basic research to clinical trials and, ultimately, diagnostic products. As a result we are working with leaders in molecular diagnostics to provide to them custom made GeneChip® probe. Our partners subsequently package the chips into kits, seek regulatory approval for their diagnostic use, and sell them into the diagnostic markets using their sales channels. We are leveraging our partners' strengths in research, development, regulatory practices and distribution while leveraging our strengths in array technology. These products are marketed as being Powered by Affymetrix™.

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

  DNA Analysis Arrays

        As genes and regulatory regions in the human genome are mapped, identified, and sequenced, the value of understanding the variability of sequences among individuals increases. Researchers seek to determine the normal sequence of the gene, which mutations or polymorphisms exist in a population, and whether these variations correlate with a disease or other aspect of the human condition. Studies of the genetics of complex diseases have historically been challenging due to the high costs of sequencing or genotyping of large numbers of affected and unaffected individuals. Genetic variation also impacts how individuals respond to therapeutics. The study of these effects is known as pharmacogenetics. This is part of the broader field of pharmacogenomics, which seeks to understand how the overall composition and expression of the genome affects therapeutic response, drug efficacy and the incidence of adverse side effects to therapy. We believe pharmacogenomics will become increasingly important both in clinical drug trials and patient care. By using our resequencing, copy number and genotyping technologies, we believe that our GeneChip® probe arrays could significantly reduce the cost and time required for high-volume polymorphism analysis, which is currently performed through more labor- intensive techniques.

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

  Products Powered by Affymetrix™

        Through our Powered by Affymetrix™ (PbA) Program, we permit commercial entities to license GeneChip® technology to develop microarray products. PathChip, the gene expression array used in the

Pathwork Tissue of Origin test was custom-designed for Pathwork Diagnostics of Sunnyvale, California through the PbA Program. In July 2008, the U.S. Food and Drug Administration (FDA) cleared for marketing the Pathwork Tissue of Origin test. PathChip is the first custom Affymetrix gene expression array to be cleared for diagnostic use. The Pathwork Tissue of Origin test is the second in vitro diagnostic multivariate index assay (IVDMIA) device to be cleared by the FDA. In July 2007, the FDA issued a draft guidance document to address premarket pathways and postmarket requirements for IVDMIA. These tests combine the values of multiple variables to yield a single, patient-specific result. This test uses our technology to analyze thousands of pieces of genetic material at one time. The Pathwork Tissue of Origin test compares the genetic material of a patient's tumor with genetic information on malignant tumor types stored in a database. It considers 15 common malignant tumor types, including bladder, breast and colorectal tumors. This test can help healthcare professionals determine what types of cancer cells are present in a malignant tumor. For additional information concerning the PbA Program, see the section of this Form 10-K entitled "Our Collaborative Partners."

  Reagents for Our GeneChip® Systems

        We offer target labeling, hybridization, stain, wash and control reagents for use with GeneChip® expression analysis and GeneChip® DNA analysis arrays.

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

        Our GeneTitan™ instrument is a new system that combines all of the individual components discussed above into a single, integrated, highly automated system that enables hands-free processing of high throughput array plates. This platform currently can be used for expression applications and is intended to support genotyping applications in the second half of 2009.

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

        We believe that our GeneChip® technology can be effectively applied to complex molecular diagnostic testing. We have formed collaborations and intend to further partner with, or license technology to, established diagnostic companies to develop, obtain regulatory approval for, and commercialize arrays and instrumentation. We anticipate broader use of arrays as components of diagnostic products and clinical research applications. We believe that to support large central laboratories, additional instrumentation and automation will need to be developed to allow for handling the large volume testing of the clinical diagnostic setting. To further our molecular diagnostics strategy, we have established a number of collaborations with leading academic researchers, diagnostic companies, pharmaceutical and biotechnology companies, including bioMérieux, Inc., Roche, and Veridex (a Johnson & Johnson company).

  USB and Anatrace Products

        Our acquisition of USB Corporation (USB) and its wholly-owned subsidiary Anatrace, Inc. (Anatrace) in January 2008 enables us to provide researchers with a whole product solution which includes a complete line of microarray products and extensive reagent kits. The USB reagent platform is highly complementary to Affymetrix' current portfolio and can be applied to a broad variety of emerging technologies. The USB reagent platform includes the following products:

        ExoSAP-IT® For PCR Product Clean-Up.    USB® ExoSAP-IT® For PCR Product Clean-Up is a reagent for rapid clean-up of polymerase chain reaction (PCR) products used in downstream applications, such as DNA sequencing or Single Nucleotide Polymorphism (SNP) analysis. When PCR amplification is complete, any unused deoxyribonucleotide triphosphates (dNTPs) and primers remaining in the PCR product mixture will interfere with these methods (unless removed by proper cleaning).

        HotStart-IT® line of hot start PCR reagents.    The USB® HotStart-IT® line of products is based on a sequestration technology. In contrast to traditional hot start PCR methods which inhibit DNA polymerases via antibodies or chemical modification, USB HotStart-IT® reagents utilize a recombinant primer binding protein which binds and sequesters primers at lower temperatures making them unavailable for use by Taq DNA Polymerase. This technique effectively blocks DNA synthesis from mis-priming events at lower temperatures, eliminating primer-dimers and other non-specific products. The hot start method enhances quantitative and end point PCR reactions by increasing sensitivity, specificity and yield without inhibiting polymerase activity.

        Molecular Biology Enzymes.    USB® molecular biology enzymes provide researchers reliability and high purity for use in techniques such as labeling, cloning, reverse transcription, DNA isolation, DNA sequencing, nucleic acid manipulation, and polymerase chain reaction. These enzymes are utilized in a wide array of molecular biology applications in both primary research and industrial spaces.

        Molecular Biology Products & Kits.    USB® molecular biology kits provide convenience for researchers and are available for a variety molecular biology techniques such as polymerase chain reaction, cloning, mutagenesis, labeling, Western blotting, chromatin immunoprecipitation, DNA sequencing, RNA transcription, nucleic acid and protein purification, and miRNA detection.

        Biochemicals.    USB Ultrapure Biochemicals are specially selected biochemicals and reagents that meet stringent requirements, such as adherence to compendial references where applicable, have ultra-low levels of trace metal contamination, and low levels of DNase, RNase, protease, and endotoxins where applicable. USB® Biochemicals include ultrapures, ACS biochemicals, buffers, acrylamides, agaroses, detergents, stabilizers, antibiotics, amino acids, substrates, albumins, carbohydrates, coenzymes, proteins, sugars, vitamins and nucleotides.

        Anatrace offers a wide variety of detergents for membrane protein and cell biology applications.

  Panomics Products

        Our acquisition of Panomics, Inc. (Panomics) in December 2008 enables us to provide customers with a suite of assay products for a wide variety of low- to mid-plex genetic, protein and cellular analysis applications. Panomics is developing a comprehensive line of multiplex (measurement of many different targets from the same sample) assays. Panomics' Parallel Quantitative Biology ("PQB") initiative provides reagents to characterize dynamic cellular pathway function. Panomics' products target unmet market needs in drug discovery and life science research in the gene expression, cell-signaling and RNA interface (RNAi) markets as research shifts from static, semi-quantitative methods to dynamic, multiplex quantitative approaches. Our programs target new and growing fields of investigation with products that overcome limitations of certain existing technologies. In addition, our products address the nascent, rapidly emerging biomarker discovery market, as well as the use of biomarkers in secondary and high throughput screening applications.

        Panomics' products are based on three major foundations: (i) branched chain DNA (bDNA) for highly quantitative and multiplex measurements of gene expression; (ii) multiplex gene and protein analysis, based on bead arrays; and (iii) a significant amount of genetic content that is used to create products. Panomics' products are designed to enable its customers to generate larger amounts of higher quality data than competitive products and drive more efficient and cost effective life science research and drug discovery. These products enable drug target identification through analysis of gene silencing, cell signaling and biomarker validation.

        Branched Chain DNA Technology (bDNA).    bDNA technology measures RNA levels directly from lysed samples without the need for tedious, costly and time-consuming RNA purification or PCR. bDNA uses a novel signal amplification method, rather than relying on PCR-based target amplification and its associated biases and drawbacks. The product is compatible with a wide variety of samples and tissues, including cell lysates, tissue homogenates and archived, rare samples. The assay provides highly sensitive, specific, and quantitative data.

        The increased adoption of biomarkers, microarrays and other gene expression methods has driven a strong need for downstream analysis by multiplexed gene expression. Panomics' multiplexed bDNA platform is a robust system to accurately measure the activity of many genes simultaneously. It can provide data on the activity of many genes in a pathway, greatly increasing the efficiency and precision of research. Panomics' multiplex gene expression profiling system is cell-based, harnessing the technical strengths of bDNA. This product is a natural extension of the bDNA technology from QuantiGene, which measures one gene per test, into a system that measures up to 30 genes in parallel. Together, the two products allow Panomics to provide a solution that addresses both low and high throughput market needs.

        Multiplex Gene and Protein Analysis.    Our Procarta product line allows multiplex measurement of cytokines, transcription factors (TF), and protein interaction domains. All these multiplex products are used in elucidating cell signaling pathways, understanding disease states and for discovering and validating biomarkers. These products are currently configured as bead arrays, which permit cost effective, high throughput and accurate measurements.

Our Collaborative Partners

        Our collaboration strategy is to establish the GeneChip® system as the platform of choice for analyzing complex genetic information, to expand the applications of our technology and to acquire access to complementary technologies and resources.

        One of our goals is to provide our life science research customers with complete workflow solutions. To that end we collaborate with a number of reagent and instrumentation companies to develop and supply certain components of the user work flow. These companies include the Caliper Life Sciences, and CapitalBio Corporation, Life Technologies, Pathwork Diagnostics, PreAnalutiX GmbH, and Qiagen GmbH.

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

        We also collaborate with certain academic, government, and commercial research groups to develop and validate new applications of our technologies. These include the Broad Institute of Harvard and the Massachusetts Institute of Technology and the National Genome Research Institute.

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

        In North America and major European markets, our GeneChip® products are marketed principally through our own sales and distribution organizations. We own or lease sales and service offices in the United States, Europe, Japan, Singapore and China. Outside these markets, we sell our GeneChip® products principally through third party distributors, primarily in Mexico, Latin and South America, India, the Middle East, South Africa and Asia Pacific, including China. These distributors are life science supply specialists within their own countries and operate as our sole distributors within a defined country or other geographic area.

        For molecular diagnostic and industrial applications market opportunities, we supply our partners with arrays and instruments, which they incorporate into diagnostic products and for which they take on the primary commercialization responsibilities.

Manufacturing and Raw Materials

        We manufacture our consumables and instruments in-house and with contracts with third-party suppliers. In 2008, we implemented a restructuring plan to optimize our production capacity and cost structure to enable us to increase our future gross margins. This plan included the move of the majority of our probe array manufacturing from our West Sacramento, California facility to our Singapore facility by December 31, 2008 and also encompasses the transition of our instrument manufacturing to third party contract manufacturers. We will maintain a small capability in West Sacramento, California until June 2009. We also maintain a pilot manufacturing and process engineering/development facility in Santa Clara, California. Additionally, through our GeneChip compatible™ application program, a number of third party software suppliers develop, market and sell genomic data analysis software that interfaces with data files generated by our GeneChip® system.

        In 2008, we acquired USB Corporation and Panomics, Inc. and we are working to integrate these businesses into our global manufacturing, business and sales operations. This strategy includes compliance with all of our standards for quality, supplier management and business systems integration.

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

        Our reagent manufacturing capabilities are a combination of vertically integrated operations and qualified suppliers of complete products and/or sub-assembly kits. We operate our reagent manufacturing from four sites today — Santa Clara, California, South San Francisco, California, Fremont, California, and Cleveland, Ohio. All of our reagent products are conducted under quality systems that are currently being integrated due to the acquisition of USB and Panomics. With regard to GeneChip reagents we perform quality tests on in-house and third party reagents at our Santa Clara facility to verify performance of reagent components and assembled reagent kits. We have qualified second source vendors for labeling reagents and oligonucleotides. Currently we perform limited manufacturing and quality control testing on certain of our reagents at our South San Francisco facility. All of this is intended to be moved to our Cleveland operations in the first half of 2009.

        Our United States commercial instrument and array manufacturing facility complies with Good Manufacturing Practices as a subset of the Quality System Regulation (21 CFR 820). The Singapore facility is fully operational and is independently approved as an ISO 13485 facility. The Singapore facility operates under the strict standards of our corporate quality plan. We intend to certify a portion of the Cleveland, Ohio operations to these standards in 2009. The selected instrument supplier will meet all of our strict quality standards and be ISO 13485 and FDA registered before qualification is complete.

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

Research and Development

        We believe a substantial investment in research and development is essential to a long-term sustainable competitive advantage and critical to expansion into high-value markets such as toxicogenomics, pharmacogenomics, and molecular diagnostic and applied testing applications. Our research and development effort is divided into the major areas of basic research, product research and development, and manufacturing technology development. Basic research efforts are carried out through our Affymetrix Research Laboratories to further advance our GeneChip® platform, develop new concepts that can be rapidly productized, and create innovations that will influence our business model in the future. Our product research and development efforts are focused primarily on expanding the applications of the GeneChip® technology, including development of new probe array products, improving the overall performance of GeneChip® assays, increasing the information capacity per probe array and simplifying highly complex assays. We are conducting research aimed at enhancing the manufacturing process currently employed in the production of our GeneChip® probe arrays. This process, which leverages semiconductor photolithographic fabrication techniques, is combinatorial in that the number of different compounds synthesized grows exponentially with the number of cycles in the synthesis. The objective of this research is to allow us to produce arrays with higher information density in the same unit area, similar to advances achieved in the semiconductor industry, which has produced silicon chip capacity closely following Moore's Law.

        Our research and development expenses for the years ended December 31, 2008, 2007 and 2006 were $84.5 million, $72.7 million and $86.3 million, respectively.

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

        In the gene expression monitoring and DNA analysis fields, existing competitive technologies include gel-based sequencing using instruments provided by companies such as Beckman Coulter, Inc. and Life Technologies. Other companies developing or marketing potentially competitive DNA array technology include: Agilent Technologies, Inc., BD Biosciences, CombiMatrix Corporation, Inc., Illumina, Inc., MDS Analytic Technologies, Nanogen, Inc., Sequenom, Inc., and Visible Genetics, Inc. For example, companies such as Agilent Technologies, Inc., Life Technologies, and Illumina, Inc. have products for DNA analysis which are directly competitive with our GeneChip® Mapping Array products. In order to compete against existing and emerging technologies, we will need to be successful in demonstrating to customers that the GeneChip® system provides a competitive advantage.

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

        Future competition in existing and potential markets will likely come from existing competitors as well as other companies seeking to develop new technologies for sequencing and analyzing genetic information, such as Helicos, Illumina, Life Technologies, Pacific Biosystems and a number of smaller private companies. In addition, pharmaceutical and biotechnology companies have significant needs for genomic information and may choose to develop or acquire competing technologies to meet these needs. We have significantly expanded our network of approved service providers in America, Japan, Europe, and China. While these companies expand the reach of Affymetrix technology and make its analytical power available to a wider base of users they may act as a substitute for outright purchase of instruments and arrays by those end users. In the molecular diagnostic field, competition will likely come from established diagnostic companies, companies developing and marketing DNA probe tests for genetic and other diseases, and other companies conducting research on new technologies to ascertain and analyze genetic information. In addition, we have several other third party licensees that could offer products that compete with our product offerings.

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

        Third-party payers may deny reimbursement if they determine that a prescribed health care product or service has not received appropriate FDA or other governmental regulatory clearances, is not used in accordance with cost-effective treatment methods as determined by the payer, or is deemed by the third-party payer to be experimental, unnecessary or inappropriate. Furthermore, third-party payers are increasingly challenging the prices charged for health care products and services.

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

Employees

        As of February 20, 2009, we had 1,128 full-time employees. The employee group includes chemists, engineers, computer scientists, mathematicians and molecular biologists with experience in the diagnostic products, medical products, semiconductor, computer software and electronics industries. None of our employees are represented by a collective bargaining agreement, nor have we experienced work stoppages. We believe that we maintain good relationships with our employees. Our success depends in large part on our ability to attract and retain skilled and experienced employees.

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

Financial Information About Geographic Areas

        Our total revenue from customers outside of the United States for fiscal years 2008, 2007 and 2006 was $141.1 million, $173.6 million and $169.7 million, or approximately 34%, 47% and 48%, respectively, of our total revenue. A summary of revenues from external customers attributed to each of our geographic areas for the fiscal years ended December 31, 2008, 2007 and 2006, is included in Note 17 of our Consolidated Financial Statements included in this report.

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

Risks Related to the Growth of Our Business

We must continually offer new products and technologies to be successful.

        Our success depends in large part on continuous, timely development and introduction of new products that address evolving market requirements and are attractive to customers. The RNA/DNA probe array field is undergoing rapid technological changes. New technologies, techniques or products could emerge which might allow the packaging and analysis of genomic information at densities similar to or higher than our microarray technology. Other companies may begin to offer products that are directly competitive with, or are technologically superior, to our products. Standardization of tools and systems for genetic research is still ongoing and we cannot assure you that our products will emerge as the standard for genetic research. If we do not appropriately innovate and invest in new technologies, then our technologies will become dated and our customers could move to new technologies offered by our competitors, causing us to lose our competitive position in the market.

        As a result, we are continually looking to develop, license or acquire new technologies and products to further broaden and deepen our already broad product line. Once we have developed or obtained a new technology, to the extent that we fail to introduce new and innovative products that are accepted by our markets, we may not obtain an adequate return on our research and development, licensing and acquisition investments and could lose market share to our competitors, which would be difficult to regain and could seriously damage our business. Some of the factors affecting market acceptance of our products include:

  •
  availability, quality and price as compared to competitive products;

  •
  the functionality of new and existing products;

  •
  the timing of introduction of our products as compared to competitive products;

  •
  the existence of undetected product defects;

  •
  scientists' and customers' opinions of the product's utility and our ability to incorporate their feedback into future products;

  •
  citation of the products in published research; and

  •
  general trends in life sciences research and life science informatics software development.

        As we introduce new or enhanced products, we must successfully manage the transition from older products to minimize disruption in customers' ordering patterns, avoid excessive levels of older product inventories and provide sufficient supplies of new products to meet customer demands. Risks relating to product transitions include the inability to accurately forecast demand and difficulties in managing different sales and support requirements due to the type or complexity of the new products.

Failure to integrate acquired businesses into our operations successfully will adversely impact our results of operations.

        As part of our strategy to develop and identify new products and technologies, we have made and continue to make acquisitions. Our integration of the operations of acquired businesses requires significant efforts, including the coordination of information technologies, research and development, sales and marketing, operations, manufacturing and finance. These efforts result in additional expenses and divert significant amounts of management's time from other projects. Our failure to manage successfully and coordinate the growth of the combined company could also have an adverse impact on our business. In addition, there is no guarantee that some of the businesses we acquire will become profitable or remain so. If our acquisitions do not reach our initial expectations, we may record impairment charges.

        Factors that will affect the success of our acquisitions include:

  •
  presence or absence of adequate internal controls and/or significant fraud in the financial systems of acquired companies;

  •
  any decrease in customer and distributor loyalty and product orders caused by dissatisfaction with the combined companies' product lines and sales and marketing practices, including price increases;

  •
  our ability to retain key employees of the acquired company;

  •
  the ability of the combined company to achieve synergies among its constituent companies, such as increasing sales of the combined company's products, achieving expected cost savings and effectively combining technologies to develop new products; and

  •
  disruption in order fulfillment due to integration processes and therefore loss of sales.

Emerging market opportunities in molecular diagnostics may not develop as quickly as we expect and we depend on the efforts of our partners to be successful.

        The clinical applications of GeneChip® technologies for diagnosing and enabling informed disease management options in the treatment of disease is an emerging market opportunity in molecular diagnostics that seeks to improve the effectiveness of health care by collecting information about DNA variation and RNA expression in patients at various times from diagnosis through prognosis and on to the end of therapy. At this time, we cannot be certain that molecular diagnostic markets will develop as quickly as we expect. Although we believe that there will be clinical applications of our GeneChip® technologies that will be utilized for diagnosing and enabling informed disease management options in the treatment of disease, there can be no certainty of the technical or commercial success our technologies will achieve in such markets.

        Our success in the molecular diagnostics market depends to a large extent on our collaborative relationships and the ability of our collaborative partners to (1) achieve regulatory approval for such products in the United States and in overseas markets; and (2) successfully market and sell products using our GeneChip® technologies.

Risks Related to Our Sales

We face significant competition.

        The markets for our products are characterized by rapidly changing technology, evolving industry standards, changes in customer needs, emerging competition, new product introductions and strong price competition. We face significant competition as existing companies develop new or improved products and as new companies enter the market with new technologies.

        For example, companies such as Illumina, Agilent Technologies and Life Technologies have products for genetic analysis which are directly competitive with our GeneChip® products. In addition, pharmaceutical and biotechnology companies have significant needs for genomic information and may choose to develop or acquire competing technologies to meet these needs.

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

Reduction in research and development budgets and government funding adversely impacts our sales.

        We expect that our revenues in the foreseeable future will be derived primarily from products and services provided to a relatively small number of pharmaceutical and biotechnology companies and academic, governmental and other research institutions. Our operating results may fluctuate substantially due to reductions and delays in research and development expenditures by these customers. For example, recent delays and reductions in expenditures by our pharmaceutical customers, as well as governmental and research institutions, have adversely affected our results of operations.

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

  •
  changes in the regulatory environment affecting life science companies and life science research; and

  •
  market-driven pressures on companies to consolidate and reduce costs.

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

        Although we have invested significant resources to expand our direct sales force and our technical and support staff, we may not be able to establish a global sales, marketing or technical support organization that is sufficient to sell, market or support our products globally. To assist our sales and support activities, we have entered into distribution agreements through certain distributors, principally in markets outside of North America and Europe. These and other third parties on whom we rely for sales, marketing and technical support in these geographic areas may decide to develop and sell competitive products or otherwise become our competitors, which could harm our business.

Risks Related to the Manufacturing of Our Products

We depend on a limited number of suppliers and we will be unable to manufacture our products if shipments from these suppliers are delayed or interrupted.

        We depend on our suppliers to provide components of our products in required volumes, at appropriate quality and reliability levels, and in compliance with regulatory requirements. Key parts of the GeneChip® product line, including components of our manufacturing equipment and certain raw materials used in the manufacture of our products are currently available only from a single source or limited sources. This risk is increased by the recent consolidation among our suppliers, including the acquisition of Applied Biosystems by Invitrogen.

        If supplies from these vendors were delayed or interrupted for any reason, we would not be able to get manufacturing equipment, produce probe arrays, or sell scanners or other components for our GeneChip® products in a timely fashion or in sufficient quantities. Furthermore, our business is dependent on our ability to forecast the needs for components and products in the GeneChip® product line and our suppliers' ability to deliver such components and products in time to meet critical manufacturing and product release schedules. Our business could be adversely affected, for example, if suppliers fail to meet product release schedules, if we experience supply constraints, if we fail to negotiate favorable pricing or if we experience any other interruption or delay in the supply chain which interferes with our ability to manufacture our products or manage our inventory levels. For example, the supply of Acetonitrile (ACN), a highly pure solvent we use in the synthesis process is being allocated to customers due to world-wide shortages. These shortages began with Hurricane Ike last year, and were exacerbated by two plants being taken off line in China due to the Olympics. Recently, the supply has been further reduced by the impact that the economic downturn has had on demand for plastic parts used by the automotive industry, which has reduced the availability of a byproduct used to make ACN. We have two qualified suppliers today who have estimated that supplies of ACN will continue to be tight through 2010.

We need to adjust our manufacturing capacity based on business requirements or improvements made to our technological capabilities and there are risks associated with such adjustment.

        If demand for our products is reduced or if we implement technologies that increase the density or yields of our wafers, our manufacturing capacity could be under-utilized, and some of our long-lived assets including facilities and equipment may be impaired, which would increase our expenses. In addition, factory planning decisions may shorten the useful lives of long-lived assets including facilities and equipment, and cause us to accelerate depreciation. These changes in demand for our products, and changes in our customers' product needs, could have a variety of negative effects on our competitive position and our financial results, and, in certain cases, may reduce our revenue, increase our costs, lower our gross margin percentage or require us to recognize impairments of our assets. In addition, if demand for our products is reduced or we fail to accurately forecast demand, we could be required to write down inventory, which would have a negative impact on our gross margin.

        We have in the past, and may in the future, adjust our capacity based on business requirements, which may include the rationalization of our facilities, including the abandonment of long-lived manufacturing assets and additional charges related to a reduction in capacity. In February 2008, we implemented a restructuring plan in order to optimize our production capacity and cost structure to enable us to increase our gross margins. In July 2008, we expanded our restructuring plan to include the closure of our West Sacramento, California facility and the consolidation of our manufacturing to three locations. Manufacturing and product quality issues may arise as we implement this transition process and increase our production rates and launch new products in our Singapore and Ohio facilities. We may lose customers if we are unable to manufacture products or if we experience delays in the manufacture of our products as a result of this transition.

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

Risks Related to Our Operations

We may not achieve sustained profitability.

        Although we were profitable for the year ended December 31, 2007, we incurred losses each year from our inception through the year ended December 31, 2002 and also for the years ended December 31, 2006 and December 31, 2008. As a result, we had an accumulated deficit of approximately $416.4 million on December 31, 2008. We expect to continue experiencing fluctuations in our operating results and cannot assure sustained profitability.

        If our revenues grow more slowly than we anticipate, or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenues, our business will be materially and adversely affected.

If we do not attract and retain key employees, our business could be impaired.

        To be successful, we must attract and retain qualified scientific, engineering, manufacturing, sales, marketing and management personnel. To expand our research, product development and sales efforts we need additional people skilled in areas such as bioinformatics, organic chemistry, information services, regulatory affairs, manufacturing, sales, marketing and technical support. Competition for these people is intense. If we are unable to hire, train and retain a sufficient number of qualified employees, we will not be able to expand our business or our business could be adversely affected.

        We also rely on our scientific advisors and consultants to assist us in formulating our research, development and commercialization strategy. All of these individuals are engaged by other employers and have commitments to other entities that may limit their availability to us.

We may not realize the expected benefits of our initiatives to reduce costs across our operations.

        We are pursuing and may continue to pursue a number of initiatives to reduce costs across our operations. These initiatives include workforce reductions in certain areas and the rationalization of our facilities. In 2006 and 2007, we implemented workforce reductions in certain areas in Bedford, Massachusetts and Santa Clara, California, respectively. In February 2008, we implemented a restructuring plan in order to optimize our production capacity and cost structure to enable us to increase our gross margins. In July 2008, we expanded our restructuring plan to include the closure of our West Sacramento, California facility. We expect the closure of our West Sacramento facility to be substantially complete by the end of the second quarter of 2009. We anticipate that we will incur some level of restructuring charges into 2009 as we continue to implement these initiatives.

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

        The recent financial crisis affecting the banking system and financial markets and the going concern threats to investment banks and other financial institutions have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit and equity markets. Continued market turbulence may adversely affect our liquidity and financial condition and that of our customers. If these market conditions persist, they may limit our ability, and the ability of our customers, to obtain short-term financing or to access the capital markets to meet liquidity needs and invest in new technologies. In addition, there could be a number of follow-on effects from the credit crisis on our business, including insolvency of key suppliers resulting in product delays; inability of customers to obtain credit to finance purchases of our products and/or customer insolvencies; counterparty failures negatively impacting our treasury operations; increased expense or inability to obtain short-term financing of our operations from the issuance of commercial paper; and increased impairments from the inability of investee companies to obtain financing.

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

        We rely on our ability to project future taxable income to assess the likelihood that our net deferred tax asset will be realized. To the extent we believe that realization is not more likely than not, we establish a valuation allowance. Significant estimates are required in determining any valuation allowance to be recorded against our net deferred tax assets. Changes in the amount of valuation allowance required may adversely impact our financial results of operations. For example, in 2008, we recorded an increase of $75.1 million to our valuation allowance against our net deferred tax assets.

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

        In the fourth quarter of 2008, the decline in our stock price led to the market value falling below our net equity value. The decline, along with other conditions in our business, are defined as indicators of impairment of goodwill and other intangibles under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangibles. Therefore, we were required to assess whether or not an impairment of our intangible assets had occurred by conducting an evaluation of the fair market value of these and other assets, including our deferred tax assets. Based on our analysis, we recorded a goodwill impairment charge of $239.1 million and other intangible assets impairment of $5.5 million.

        If economic conditions in our industry continue to deteriorate and adversely affect our business, we could be required to record further impairment charges related to our intangible assets which could harm our results of operations and financial condition.

Risks Related to Our Investments

Our strategic equity investments may result in losses.

        We periodically make strategic equity investments in various publicly traded and non-publicly traded companies with businesses or technologies that may complement our business. The market values of these strategic equity investments may fluctuate due to market conditions and other conditions over which we have no control. Other-than-temporary declines in the market price and valuations of the securities that we hold in other companies would require us to record losses relative to our ownership interest. This could result in future charges on our earnings and as a result, it is uncertain whether or not we will realize any long-term benefits associated with these strategic investments.

Global credit and financial market conditions could negatively impact the value of our current portfolio of cash equivalents or short-term investments and our ability to meet our financing objectives.

        Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or short-term investments since December 31, 2008, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or short-term investments or our ability to meet our financing objectives. Other-than-temporary declines in the market price and valuation of any of our short-term investments would require us to adjust the carrying value of the investment through an impairment charge.

Risks Related to Government Regulation and Litigation

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

        During 2006, we conducted an internal review, performed under the direction of our Audit Committee of the Board of Directors, of our historical stock option granting practices from January 1, 1997 through May 31, 2006. As a result of this review, we restated our consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 to record additional non-cash stock-based compensation expense and the related tax impact resulting from stock options granted during fiscal years 1997 to 1999. We have been, and may in the future be, subject to litigation or other proceedings or actions arising in relation to our historical stock option granting practices and the restatement of our prior period financial statements. For example, three purported derivative lawsuits have been filed against us and several of our current and former officers and directors alleging that the defendants breached their fiduciary duty by backdating stock option grants, as well as violations of federal securities laws in connection with the dissemination of our financial and proxy statements, violations of Generally Accepted Accounting Principles, violations of Section 162(m) of the Internal Revenue Code and violations of state law including violation of the California Corporations Code. For additional information our shareholders' derivative lawsuits, refer to Note 13 to the Consolidated Financial Statements in Item 8, Commitments and Contingencies of this Form 10-K for further information.

Risks Related to Our Intellectual Property

Our success will require that we establish a strong intellectual property position and that we can defend ourselves against intellectual property claims from others.

        Maintaining a strong patent position is critical to our business. Litigation on these matters has been prevalent in our industry and we expect that this will continue. Patent law relating to the scope of claims in the technology fields in which we operate is still evolving and the extent of future protection is highly uncertain, so we cannot assure you that the patent rights that we have or may obtain will be valuable. Others have filed, and in the future are likely to file, patent applications that are similar or identical to ours or those of our licensors. To determine the priority of inventions, we will have to participate in interference proceedings declared by the United States Patent and Trademark Office that could result in substantial costs in legal fees and could substantially affect the scope of our patent protection. We cannot assure you that our patent applications will have priority over those filed by others. Also, our intellectual property may be subject to significant administrative and litigation proceedings such as opposition proceedings against our patents in Europe, Japan and other jurisdictions. Because of the size and breadth of our patent portfolio we may or may not choose to pursue litigation or interferences against those that have infringed on our patents, or used them without authorization, due to the associated expense and time commitment of monitoring these activities.

        If we fail to protect or to enforce our intellectual property rights successfully, our competitive position could suffer, which could harm our results of operations. Legal actions to enforce our patent rights can be expensive and may involve the diversion of significant management time. In addition, these legal actions could be unsuccessful and could also result in the invalidation of our patents or a finding that they are unenforceable. For example, we currently are engaged in litigation regarding intellectual property rights with third parties. For additional information concerning intellectual property litigation and administrative proceedings, refer to Note 13 to the Consolidated Financial Statements in Item 8, Commitments and Contingencies of this Form 10-K for further information.

        In addition to patent protection, we also rely upon copyright and trade secret protection for our confidential and proprietary information. Such measures may not provide adequate protection for our copyrights, trade secrets or other proprietary information. In addition, we cannot be certain that trade secrets and other proprietary information will not be disclosed, or that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to or disclose our trade secrets and other proprietary information. There can also be no assurance that we will be able to effectively protect our copyrights, trade secrets or other proprietary information. If we cannot obtain, maintain or enforce intellectual property rights, our competitors may be able to offer probe array systems similar to our GeneChip® technology.

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

Risks Related to Our Common Stock

The market price of our common stock has been volatile.

        The market price of our common stock is volatile. During the twelve-month period ending December 31, 2008, the daily volume of our common stock fluctuated from 209,700 to 25,474,600 shares. Moreover, during that period, our common stock traded as low as $2.02 per share and as high as $23.85 per share.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our corporate headquarters are located in Santa Clara, California, where we lease approximately 200,000 square feet. Our manufacturing facilities are located in West Sacramento, California and Singapore, where we own approximately 170,000 square feet and lease approximately 150,000 square feet, respectively. Additionally, we lease approximately 345,000 square feet of administrative and research and development space in California (Emeryville, Fremont, South San Francisco, Sunnyvale and West Sacramento), Ohio (Warrensville Heights and Maumee), Massachusetts (Bedford), China (Shanghai), Germany (Staufen), Japan (Osaka and Tokyo) and the United Kingdom (Wooburn Green). We believe that our existing properties are in good condition and are suitable for the conduct of our business.

ITEM 3.    LEGAL PROCEEDINGS

        Information pertaining to legal proceedings can be found in "Item 8. Financial Statements and Supplementary Data—Note 13. Commitments and Contingencies" to the consolidated financial statements, and is incorporated by reference herein.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted during the fourth quarter of the year ended December 31, 2008.

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

	Low	High
2008
First Quarter	$15.75	$23.76
Second Quarter	$10.06	$17.89
Third Quarter	$7.38	$10.72
Fourth Quarter	$2.16	$7.81
2007
First Quarter	$21.72	$30.07
Second Quarter	$24.21	$31.60
Third Quarter	$22.34	$28.53
Fourth Quarter	$20.00	$27.88

        As of February 20, 2009, there were approximately 366 holders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company ("DTC"). All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and therefore are considered to be held of record by Cede & Co. as one shareholder.

        No dividends have been paid on our common stock. We currently intend to retain all future earnings, if any, for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Performance Graph

        The graph below compares the cumulative total return* on our common stock for the period commencing on December 31, 2003 and ending December 31, 2008 compared to the CRSP Total Return Index for the Nasdaq National Market (U.S. companies) and the CRSP Total Return Index for the Nasdaq Pharmaceutical Stocks (SIC 283). The stock price performance shown on the graph below is not necessarily indicative of future price performance.

	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008
Affymetrix, Inc.	100.0	148.5	194.0	93.7	94.0	12.1
Nasdaq Stock Market (U.S. Companies)	100.0	108.8	111.2	122.1	132.4	63.8
Nasdaq Pharmaceuticals Stocks (SIC 283)	100.0	106.5	117.3	114.8	120.7	112.3

  •
  Assumes $100 invested on December 31, 2003 in our common stock and in each index listed above. The total return for our common stock and the indices used assumes the reinvestment of dividends, even though dividends have never been declared on our common stock.

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

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected historical consolidated financial information has been derived from our audited consolidated financial statements. The information below is not necessarily indicative of future operations and should be read in conjunction with Item 1A, "Risk Factors," Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8, "Financial Statements and Supplementary Data" of this Form 10-K in order to fully understand the factors that may affect the comparability of the information presented below:

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Total revenue	$410,249	$371,320	$355,317	$367,602	$345,962
(Loss) income from operations	(242,539)	6,080	(18,545)	57,413	59,719

Net (loss) income(1)	$(307,919)	$12,593	$(13,704)	$65,787	$47,608

Basic net (loss) income per common share	$(4.49)	$0.18	$(0.20)	$1.03	$0.79

Diluted net (loss) income per common share	$(4.49)	$0.17	$(0.20)	$0.96	$0.74

Consolidated Balance Sheet Data:
Cash, cash equivalents, and available-for-sale securities	$397,739	$584,274	$247,752	$284,932	$205,715
Working capital	420,768	583,067	290,302	349,679	226,211
Total assets(2),(3)	713,310	1,133,591	781,215	775,094	499,771
Long-term obligations(4),(5)	330,896	451,143	134,662	139,790	153,845

(1)
In 2008, we recognized a goodwill impairment charge of $239.1 million that was presented in a single line item labeled "Goodwill impairment charges" in our Consolidated Statements of Operations. Additionally, we recognized approximately $43.7 million, $15.3 million, and $13.5 million in 2008, 2007, and 2006, respectively, of expense related to our restructuring plans that was presented in a single line item labeled "Restructuring charges" in our Consolidated Statements of Operations.

(2)
On October 21, 2005, we completed the $122.4 million acquisition of ParAllele BioScience, Inc. ("ParAllele"), a provider of comprehensive genetic discovery solutions to the life science research, pharmaceutical and diagnostic sectors.

In 2008, we completed the acquisitions of USB Corporation ("USB"), True Materials, Inc. ("TMI"), and Panomics, Inc. for approximately $163.0 million

(3)
In 2004, we redeemed a total of $267.5 million of our convertible notes which were previously recorded in short-term obligations.

(4)
In November 2007, we issued $316.3 million principal amount of 3.50% senior convertible notes.

(5)
In December 2008, a total of $119.9 million of our convertible debt was redeemed for cash as investors exercised their put right.

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

Overview

        We are engaged in the development, manufacture, sale and service of consumables and systems for genetic analysis in the life sciences and clinical healthcare markets. There are a number of factors that influence the size and development of our industry, including: the availability of genomic sequence data for human and other organisms, technological innovation that increases throughput and lowers the cost of genomic and genetic analysis, the development of new computational techniques to handle and analyze large amounts of genomic data, the availability of government and private funding for basic and disease-related research, the amount of capital and ongoing expenditures allocated to research and development spending by biotechnology, pharmaceutical and diagnostic companies, the application of genomics to new areas including molecular diagnostics, agriculture, human identity and consumer goods, and the availability of genetic markers and signatures of diagnostic value.

        We have established our GeneChip® system as the platform of choice for acquiring, analyzing and managing complex genetic information. Our integrated GeneChip® platform includes disposable DNA probe arrays (chips) consisting of gene sequences set out in an ordered, high density pattern; certain reagents for use with the probe arrays; a scanner and other instruments used to process the probe arrays; and software to analyze and manage genomic information obtained from the probe arrays. We currently sell our products directly to pharmaceutical, biotechnology, agrichemical, diagnostics and consumer products companies as well as academic research centers, government research laboratories, private foundation laboratories and clinical reference laboratories in North America and Europe. We also sell our products through life science supply specialists acting as authorized distributors in Latin America, India, the Middle East and Asia Pacific regions, including China. The following overview describes two of the key elements of our business strategy and our goals:

        Increase top-line revenue growth.    We intend to generate top-line revenue growth through the successful commercialization of our technologies and expansion of our customer base, including leveraging our technologies into new markets and through the acquisition of other companies, products and technology. We also believe that the genotyping market will continue to be one of the most attractive growth opportunities in life sciences and that new content packaged in versatile formats will drive growth for years to come. These opportunities include emerging cytogenetic and copy number diagnostics and our new Drug Metabolizing Enzymes and Transporters (DMET) product which we believe addresses a significant unmet need for our pharmaceutical partners.

        Improve operating efficiency.    Starting in February 2008 we implemented a restructuring plan in order to optimize our production capacity and cost structure to enable us to decrease our cost of manufacturing and operating expenses. We intend to move by mid 2009 our probe array manufacturing to our Singapore facility and our reagent manufacturing to our Cleveland facility. During 2008 we also terminated certain research and development programs and made reductions in selling, marketing, general and administrative areas. In connection with these efforts, during 2008 we incurred total non-cash charges of approximately $37.1 million related to the abandonment of certain long-lived assets and expenses of approximately $5.8 million related to employee severance.

        Targeted acquisitions to expand our market opportunities.    In addition to continued innovation, we are also pursuing acquisitions to expand our market opportunities. In 2008, we completed three acquisitions. The first was USB which is expected to accelerate next-generation reagents that will be used with new products that we have in development. The second was TMI which develops digitally encoded microparticle technology that is applicable to the research, applied, and diagnostic markets and is expected to enable us to enter low to mid-multiplex markets. The third was Panomics which is expected to enable us to provide customers with a suite of assay products for a wide variety of low- to mid-plex genetic, protein and cellular analysis applications.

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

GOODWILL AND ACQUIRED TECHNOLOGY RIGHTS

        Goodwill represents the difference between the purchase price and the estimated fair value of the net assets acquired arising from business combinations. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), goodwill is subject to impairment tests annually, and on an interim basis if indicators of potential impairment exist.

        As of December 31, 2007 and 2006, goodwill related to the acquisition of Neomorphic in October 2000 and the acquisition of ParAllele in October 2005. In 2008, we made three acquisitions and recorded a total of $114.0 million, net of additional goodwill. As of December 31, 2008, we performed our annual goodwill impairment analysis and determined that goodwill was impaired. We recorded goodwill impairment charges of $239.1 million, which included the goodwill amounts associated with its three acquisitions in 2008, in the line labeled "Goodwill impairment charges" in the Consolidated Statements of Operations during the year ended December 31, 2008. Refer to Note 10, "Goodwill and Acquired Technology Rights", for further information.

        Acquired technology rights are carried at cost less accumulated amortization and are comprised of licenses to technology covered by patents held by third parties or acquired by the Company.

Amortization is computed over the estimated useful life of the underlying patents, which has historically ranged from one to thirteen years. SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. As of December 31, 2008, we performed an impairment analysis or our identified intangible assets and as a result of that analysis, recognized an impairment loss on acquisition-related intangible assets of $5.5 million of which $1.9 million was included as a component of "Cost of product sales", $3.2 million was included as a component of "Research and development", and $0.4 million was included as a component of "Selling, general and administration" expenses in the Consolidated Statements of Operations under during the year ended December 31, 2008. Refer to Note 10, "Goodwill and Acquired Technology Rights", for further information.

        The determination as to whether a write-down of goodwill and other intangible assets, including acquired technology rights, is necessary involves significant judgment based on short-term and long-term projections of our operations. The assumptions supporting the estimated future cash flows of the reporting unit, including profit margins, long-term forecasts of the amounts and timing of overall market growth and our percentage of that market, discount rates and terminal growth rates, reflect our best estimates.

IMPAIRMENT OF LONG-LIVED ASSETS

        Long-lived assets and certain identifiable intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. In connection with the Company's restructuring activities in 2008, the Company wrote-down the value of certain of its property and equipment by approximately $37.1 million which was included as a component of "Restructuring charges" in the Consolidated Statements of Operations during the year ended December 31, 2008. Refer to Note 3, "Restructuring", for further information.

INCOME TAXES

        Income tax expense is based on pretax financial accounting income. Under the asset and liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We must assess the likelihood that the resulting deferred tax assets will be realized. To the extent we believe that realization is not more likely than not, we establish a valuation allowance. Significant estimates are required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance to be recorded against our deferred tax assets. For example, in 2008, we recorded an increase of $75.1 million to our valuation allowance against our net deferred tax assets and have placed a full valuation allowance on U.S. deferred tax assets, net of FIN 48 reserves, as a result of negative evidence based on our cumulative net loss position. Some of these estimates are based on interpretations of existing tax laws or regulations. We believe that our estimates are reasonable and that our reserves for income tax related uncertainties are adequate. Various internal and external factors may have favorable or unfavorable effects on our future effective tax rate. These factors include, but are not limited to, changes in tax laws, regulations and/or rates, changing interpretations of existing tax laws or regulations, changes in the valuation of our deferred tax assets or liabilities, future levels of research and development spending, nondeductible expenses, changes in overall levels, character, geographical mix of pretax earnings, and ultimate outcomes of income tax audits.

        In December 2007, the FASB issued SFAS No. 141R, Business Combinations ("SFAS 141R"). The accounting treatment related to pre-acquisition uncertain tax positions will change when SFAS No. 141R becomes effective, which will be in first quarter of our fiscal year 2009. See "Recent Accounting Pronouncements" under Summary of Significant Accounting Policies included in the Consolidated Financial Statements in this annual report for further discussion.

        The total amount of unrecognized tax benefits as of December 31, 2008 was approximately $18.5 million. If recognized, the amount of unrecognized tax benefits that would impact income tax expense is $1.4 million. As of December 31, 2008, we do not anticipate any material changes to the amount of unrecognized tax benefit during the next 12 months.

        We classify interest and penalties related to tax positions as components of income tax expense. For the year ended December 31, 2008, the amount of accrued interest and penalties related to tax uncertainties was approximately $0.1 million for a total cumulative amount of $0.3 million of non-current income taxes payable as of December 31, 2008.

        We file U.S. federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 1992 through 2008 tax years generally remain subject to examination by federal and state tax authorities. In significant foreign jurisdictions, the 2005 through 2008 tax years generally remain subject to examination by their respective tax authorities.

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

        SFAS 123R requires that employee stock-based compensation costs be recognized over the requisite service period, or the vesting period, in a manner similar to all other forms of compensation paid to employees. Accordingly, in 2008, we recognized employee stock-based compensation of $7.6 million—$1.3 million in cost of product sales, $1.7 million in research and development expense and $4.6 million in selling, general and administrative expenses. We adopted SFAS 123R on a modified prospective basis. As of December 31, 2008, $32.9 million of total unrecognized compensation cost related to non-vested employee stock awards not yet recognized is expected to be allocated to cost of products sales and operating expenses over a weighted-average period of 3.1 years.

        There was no stock-based compensation expense related to employee stock options recognized under SFAS 123R during the fiscal years prior to 2006.

RESTRUCTURING

        In recent years we engaged in, and may continue to engage in, restructuring actions, which require management to utilize significant estimates related to expenses for severance and other employee separation costs, lease cancellation, realizable values of assets that may become duplicative or obsolete, and other exit costs. If the actual amounts differ from our estimates, the amount of the restructuring charges could be materially impacted. Refer to Note 3, "Restructuring", for further information.

RECENT ACCOUNTING PRONOUNCEMENTS

        In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

        In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 ("SFAS 161"). SFAS 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity's derivative instruments and hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008. We are currently assessing the impact of SFAS 161 on its consolidated results of operations and financial condition.

        Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements ("SFAS 157"). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we have adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

  •
  Level 1—Quoted prices in active markets for identical assets or liabilities.

  •
  Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

  •
  Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

        The adoption of SFAS 157 did not have a material effect on our financial position, results of operations, or cash flows.

        In October 2008, the FASB issued FSP 157-3 Determining Fair Value of a Financial Asset in a Market That Is Not Active ("FSP 157-3"). FSP 157-3 clarified the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have a material impact on our consolidated results of operations and financial condition.

        In December 2007, the FASB issued SFAS No. 141R, Business Combinations ("SFAS 141R"). SFAS 141R amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively. The implementation of this standard did not have a material impact on our consolidated results of operations and financial condition.

        In December 2007 the FASB issued EITF Issue No. 07-1, Accounting for Collaborative Arrangements ("EITF 07-1"). EITF 07-1 defines collaborative arrangements and requires that transactions with third parties that do not participate in the arrangement be reported in the appropriate income statement line items pursuant to the guidance in EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. Income statement classification of payments made between participants of a collaborative arrangement are to be based on other applicable authoritative accounting literature. If the payments are not within the scope or analogy of other authoritative accounting literature, a reasonable, rational and consistent accounting policy is to be elected. EITF 07-1 is to be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. We do not anticipate that the adoption of this statement will have a material impact on our financial position, results of operations, or cash flows.

        In November 2008, the FASB issued EITF Issue No. 08-7, Accounting for Defensive Intangible Assets ("EITF 08-7"). EITF 08-7 addresses the accounting for assets acquired in a business combination or asset acquisition that an entity does not intend to actively use, otherwise referred to as a 'defensive asset.' EITF 08-7 requires defensive intangible assets to be initially accounted for as a separate unit of accounting and not included as part of the cost of the acquirer's existing intangible asset(s) because it is separately identifiable. EITF 08-7 also requires that defensive intangible assets be assigned a useful life in accordance with paragraph 11 of SFAS 142. We do not anticipate that the adoption of this statement will have a material impact on our financial position, results of operations, or cash flows.

RESULTS OF OPERATIONS

        The following discussion compares the historical results of operations for the years ended December 31, 2008, 2007 and 2006.

PRODUCT SALES

        The components of product sales are as follows (in thousands, except percentage amounts):

	Year ended December 31,			Dollar change from		Percentage change from
	2008	2007	2006	2007	2006	2007	2006
Consumables	$248,903	$253,150	$228,336	$(4,247)	$24,814	(2)%	11%
Instruments	21,489	38,678	47,101	(17,189)	(8,423)	(44)	(18)

Total product sales	$270,392	$291,828	$275,437	$(21,436)	$16,391	(7)	6

        Total product sales decreased $21.4 million or 7% in 2008 as compared to 2007. Consumables sales decreased primarily due to a decline in volumes across most of the consumables product line, partially offset by higher consumables average selling prices due to mix shift to higher average selling priced products as well as higher reagents volumes associated with the acquisition of USB. In addition, instrument sales declined primarily due to a decrease in unit sales of our Probe Array systems and GeneChip® Scanners.

        Total product sales increased $16.4 million or 6% in 2007 as compared to 2006. Consumables increased primarily due to the consumables growth in unit sales. This increase was partially offset by a decrease in the average consumables selling price due to the implementation of our strategy to grow market share in the genotyping market. Instrument sales decreased primarily due to a decline of $4.0 million because of a drop in the average selling price of our GeneChip® Scanner 3000 and a decrease of $4.4 million primarily due to reduction in unit sale

        Consumable sales for the years ended December 31, 2008, 2007 and 2006 include $0.8 million, $12.0 million and $14.7 million, respectively, of revenue from Perlegen Sciences, Inc. ("Perlegen"), a related party.

SERVICES (in thousands, except percentage amounts)

	Year ended December 31,			Dollar change from		Percentage change from
	2008	2007	2006	2007	2006	2007	2006
Services	$32,096	$38,074	$40,397	$(5,978)	$(2,323)	(16)%	(6)%

        Total services revenue decreased in 2008 as compared to 2007 primarily due to a decrease of $7.9 million in our genotyping services business because of the variable timing of projects, partially offset by an increase of $1.9 million in instrument service revenue.

        Total services revenue decreased in 2007 as compared to 2006 primarily due to a decrease of $3.4 million in our genotyping services business, partially offset by an increase of $1.1 million in instrument service revenue.

ROYALTY AND OTHER REVENUE (in thousands, except percentage amounts)

	Year ended December 31,			Dollar change from		Percentage change from
	2008	2007	2006	2007	2006	2007	2006
Royalties and other revenue	$107,761	$41,418	$39,483	$66,343	$1,935	160%	5%

        Royalties and other revenue increased in 2008 as compared to 2007 primarily due to a non-recurring $90 million intellectual property payment received in January 2008, partially offset by higher license and grant revenue recognized in 2007. In January 2003, under the terms of an expanded collaboration agreement, Roche paid us an access fee of $70 million, which we recognized as a component of product related revenue in license fees over the research and development period of approximately five years. The amortization of this access fee was completed in 2007.

        Our royalties and other revenues are primarily dependent on the issuance of new licenses and other intellectual property payments, which may fluctuate. For example, other than the $90 million non-recurring payment received in 2008, we have been seeing an overall decrease in the revenues earned from licensing our technology and we expect that trend to continue in 2009.

PRODUCT AND SERVICES GROSS MARGINS (in thousands, except percentage amounts)

	Year ended December 31,			Dollar/Point change from
	2008	2007	2006	2007	2006
Total gross margin on product sales	$143,483	$182,944	$175,636	$(39,461)	$7,308
Total gross margin on services	6,975	8,472	11,446	(1,497)	(2,974)
Product gross margin as a percentage of products sales	53%	63%	64%	(10)	(1)
Service gross margin as a percentage of services	22%	22%	28%	—	(6)

        The decrease in product gross margin in 2008 as compared to 2007 is primarily due to asset impairments and restructuring related to the closing of our West Sacramento manufacturing facility, unfavorable factory utilization due to lower production volumes and a mix shift to lower margin instruments products. These decreases were partially offset by favorable consumable average selling prices due to a mix shift to higher margin products.

        Gross margin on product sales for the years ended December 31, 2008, 2007 and 2006 includes $0.4 million, $7.3 million and $9.5 million, respectively, of gross margin from Perlegen.

        The decrease in product gross margin in 2007 as compared to 2006 is primarily due to the following factors: a decline in the average selling price for our consumables and instrumentation products as well as lower factory utilization from ramping up our Singapore operations without corresponding volume growth.

        The decrease in service gross margin in 2007 as compared to 2006 is primarily due to lower capacity utilization from the decrease in the genotyping services volume.

RESEARCH AND DEVELOPMENT EXPENSES (in thousands, except percentage amounts)

	Year ended December 31,			Dollar change from		Percentage change from
	2008	2007	2006	2007	2006	2007	2006
Research and development	$84,482	$72,740	$86,296	$11,742	$(13,556)	16%	(16)%

        The increase in research and development expenses in 2008 as compared to 2007 was primarily due to higher headcount related expenses and increased spending for supplies and outside services. Also included in 2008 is an asset impairment charge of $3.2 million.

        The decrease in research and development expenses in 2007 as compared to 2006 was primarily due to a $4.9 million decrease in supplies and purchased services due to cost cutting measures and re-prioritization of projects, a $2.7 million decrease in total compensation and benefits due to a reduction in headcount, and a decrease in stock-based compensation expense of $1.6 million.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (in thousands, except percentage amounts)

	Year ended December 31,			Dollar change from		Percentage change from
	2008	2007	2006	2007	2006	2007	2006
Selling, general and administrative	$127,161	$138,488	$145,126	$(11,327)	$(6,638)	(8)%	(5)%

        The decrease in selling, general and administrative expenses in 2008 as compared to 2007 was primarily due to a decrease in bonus and sales incentive based payments plus lower stock option based expenses.

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

ACQUIRED IN-PROCESS TECHNOLOGY (in thousands, except percentage amounts)

	Year ended December 31,			Dollar change from		Percentage change from
	2008	2007	2006	2007	2006	2007	2006
Acquired in-process technology	$6,200	$—	$—	$6,200	$—	100%	—%

        For each business acquisition, we determined the estimated fair value of certain research and development programs in-process at the acquisition date that had not yet reached technological feasibility and had no alternative future use and recorded approximately $0.8 million, $5.1 million and $0.3 million related to the acquisition of USB, TMI and Panomics, respectively, in the line item "Acquired in-process technology" in the Company's Consolidated Statements of Operations.. The fair values of these projects were determined using the Income Approach whereby we estimated each project's related future net cash flows. This discount rate is based on our estimated weighted average cost of capital adjusted upward for the risks associated with the projects acquired. The projected cash flows from the acquired projects were based on estimates of revenues and operating profits related to the projects of each acquired company considering the stage of development of each potential product acquired, the time and resources needed to complete the development and approval of each product, the life of each potential commercialized product and the inherent difficulties and uncertainties in developing products and services based on complex genetic technologies and biochemical processes.

        The largest research and development program in-process at the acquisition date primarily was the microRNA profiling project undertaken by TMI. The fair value of this project was determined using the Income Approach whereby we estimated the project's related future net cash flows between 2009 and 2015 and discounted them to their present value using a risk adjusted discount rate of approximately 30%. This discount rate is based on our estimated weighted average cost of capital adjusted upward for the risks associated with the project acquired. We expect to complete this project in fiscal 2009.

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

RESTRUCTURING (in thousands, except percentage amounts)

	Year ended December 31,			Dollar change from		Percentage change from
	2008	2007	2006	2007	2006	2007	2006
Restructuring	$43,707	$15,296	$13,497	$28,411	$1,799	186%	13%

  Fiscal 2008 Restructuring Plan

        In February 2008, we committed to a restructuring plan (the "2008 Plan") designed primarily to optimize our production capacity and cost structure and improve our future gross margins. The plan involves the closure of our West Sacramento manufacturing facility after which all of our products will be manufactured at our Singapore and Ohio facilities, as well as by third parties. We expect the closure of the West Sacramento facility to be substantially complete by the end of the second quarter of 2009.

        We estimate the total restructuring expenses to be incurred in connection with the 2008 Plan will be approximately $45.4 million. Of this total, approximately $8.2 million relates to employee severance and $37.2 million relates to non-cash charges associated with the abandonment and impairment of certain long-lived manufacturing assets. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"), the costs relating to employee severance and relocation are being recognized as expense over the remaining service periods of the employees.

        The cash outlays to be incurred in connection with the 2008 Plan are estimated to be approximately $8.2 million. During the year ended December 31, 2008, we recognized approximately $5.8 million of expense for employee termination benefits associated with the 2008 Plan and $37.1 million of non-cash charges related to the abandonment and impairment of certain manufacturing assets. These expenses are presented as a component of "Restructuring charges" in our Consolidated Statements of Operations.

        In addition to the $45.4 million of restructuring costs noted above, we expect to incur a total of approximately $18.9 million of restructuring related costs through the second quarter of 2009 to be included as a component of "Cost of product sales" in our Consolidated Statements of Operations. Of this total, $12.4 million relates to accelerated depreciation charges associated with the continued use of certain long-lived manufacturing assets and $6.5 million relates to manufacturing transition and other costs.

Fiscal 2007 Restructuring Plan

        In July 2007, we announced that we were consolidating an administrative facility located in Sunnyvale, California into our main campus in Santa Clara, California (the "2007 Plan"). Additionally, in August and December 2007, we terminated certain employees in the research and development and selling, general and administrative functions. The Sunnyvale, California facility was vacated during the fourth quarter of 2007. The estimated cash outlays to be incurred in connection with these restructuring activities were approximately $4.6 million. During the year ended December 31, 2008, we recognized approximately $0.5 million related to contract termination costs and employee termination benefits associated with the 2007 Plan. During the year ended December 31, 2007, the Company recognized approximately $4.2 million of expense primarily related to employee termination benefits and contract termination costs associated with the 2007 Plan.

Fiscal 2006 Restructuring Plan

        In 2006, we initiated a restructuring plan (the "2006 Plan") to better align certain of our expenses with our current business outlook. Our primary focus of the 2006 Plan was in the general and administrative functions and included rationalizing our facilities. Cash outlays incurred in connection with these restructuring activities are estimated to be approximately $16.8 million. During the year ended December 31, 2008, the amount of expense recognized associated with the 2006 Plan was not material. During the years ended December 31, 2007 and 2006, the Company recognized approximately $11.1 million and $13.5 million of expense primarily related to employee termination benefits and contract termination costs associated with the 2006 Plan, respectively.

GOODWILL IMPAIRMENT CHARGES (in thousands, except percentage amounts)

	Year ended December 31,			Dollar change from		Percentage change from
	2008	2007	2006	2007	2006	2007	2006
Goodwill impairment charges	$239,098	$—	$—	$239,098	$—	100%	—%

        SFAS 142 requires that goodwill be assessed for impairment at least annually or whenever changes in circumstances indicate that the carrying amount may not be recoverable from estimated future cash flows. Factors that may be considered a change in circumstance indicating the carrying value of our intangible assets, including goodwill, may not be recoverable include, but are not limited to, significant underperformance relative to historical or projected future operating results, a significant decline in our stock price and market capitalization, and negative industry or economic trends.

        We performed our required annual impairment test in June 2008 and determined that goodwill was not impaired. During the third quarter of 2008, our stock price fell below our net book value per share. The stock price decline, along with other conditions in our business such as decreases in our actual revenues as compared to our forecasted revenues and additional restructuring activities, are defined as indicators of impairment of goodwill and other intangibles under SFAS 142. Accordingly, we were required to assess whether or not an impairment of our intangible assets, including goodwill, had occurred. We performed an interim impairment assessment using a market based approach as of September 30, 2008 and determined that there was no impairment.

        The continued decline of our stock price in the fourth quarter of 2008 and the resulting book value per share being in excess of market value per share, along with other conditions in our business as noted above, were indicators that it was more likely than not that our fair value was less than the carrying value. We performed an interim impairment assessment using a market based approach as of December 31, 2008 and determined that the carrying amount of our goodwill was not recoverable and recorded an impairment charge of $239.1 million which was presented as "Goodwill impairment charges" in the Company's Consolidated Statements of Operations.

INTEREST INCOME AND OTHER, NET (in thousands, except percentage amounts)

        The components of interest income and other, net, are as follows:

	Year ended December 31,			Dollar change from		Percentage change from
	2008	2007	2006	2007	2006	2007	2006
Interest income	$14,579	$13,812	$11,283	$767	$2,529	6%	22%
Realized gain (loss) on equity investments, net	1,201	1,273	(167)	(72)	1,440	(6)	862
Currency (loss) gain, net	(2,188)	276	3,003	(2,464)	(2,727)	(893)	(91)
Other	1,037	59	(41)	978	100	1,658	244

Total interest income and other, net	$14,629	$15,420	$14,078	$(791)	$1,342	(5)	10

        Interest income and other, net decreased in 2008 as compared to 2007 primarily due to the recognition of $2.2 million in foreign currency losses and the recognition of a $6.0 million net gain on an equity investment in 2007. This decrease was partially offset by an increase in other income and interest earned on our higher average total cash balances.

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

INTEREST EXPENSE (in thousands, except percentage amounts)

	Year ended December 31,			Dollar change from		Percentage change from
	2008	2007	2006	2007	2006	2007	2006
Interest expense	$(14,091)	$(3,218)	$(1,600)	$(10,873)	$(1,618)	338%	101%

        Interest expense increased for both 2008 as compared to 2007 and 2007 as compared to 2006 as we began recognizing interest expense on our $316.3 million 3.50% senior convertible notes issued in November 2007.

INCOME TAX PROVISION (in thousands, except percentage amounts)

	Year ended December 31,			Dollar change from		Percentage change from
	2008	2007	2006	2007	2006	2007	2006
Income tax provision	$(65,918)	$(5,689)	$(7,637)	$(60,229)	$1,948	1,059%	(26)%

        The provision for income taxes in 2008 is more than the 35% U.S. federal statutory rate applied to consolidated income before income taxes primarily due to the recording of a full valuation allowance against our U.S. deferred tax assets, net of FIN 48 reserves. The provision for income taxes in 2007 is less than the 35% U.S. federal statutory rate primarily due to income tax benefits related to federal and state research tax credits in the United States and due to income generated in foreign jurisdictions taxed at a lower rate than the U.S. federal statutory rate. In 2006, the provision for income taxes was more than the 35% U.S. federal statutory rate primarily due to losses incurred in foreign jurisdictions and the tax impact of non-deductible stock-based compensation expenses under SFAS No.123R.

        SFAS No. 109, Accounting for Income Taxes ("SFAS 109") provides for the recognition of deferred tax assets if realization of such assets is more likely than not. As of December 31, 2008, we provided for a valuation allowance of $139.7 million against our net deferred tax assets. We have placed a full valuation allowance on U.S. deferred tax assets, net of FIN 48 reserves, as a result of negative evidence based on our cumulative net loss position. We intend to maintain the valuation allowance until sufficient positive evidence exists to assure realization of these tax benefits through future taxable income.

        As of December 31, 2008, the Company had total net operating loss carryforwards of $207.6 million, comprised of $111.2 million for U.S. federal purposes, which expire in the years 2020 through 2028 if not utilized, and $96.4 million for state purposes, the majority of which expire in the years 2010 through 2018 if not utilized. Utilization of net operating loss carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation may result in the expiration of the net operating loss before utilization.

LIQUIDITY AND CAPITAL RESOURCES

Cashflow (in thousands)

	Year ended December 31,
	2008	2007	2006
Net cash provided by operating activities	$83,511	$32,336	$31,262
Net cash used in investing activities	(151,062)	(194,096)	(22,350)
Net cash (used in) provided by financing activities	(108,185)	330,930	9,758
Effect of foreign currency translation on cash and cash equivalents	384	411	157

Net (decrease) increase in cash and cash equivalents	$(175,352)	$169,581	$18,827

Net Cash Provided by Operating Activities

        Cash provided by operating activities is net (loss) income adjusted for certain non-cash items and changes in operating assets and liabilities. For the year ended December 31, 2008, cash provided by operating activities was comprised of a net loss of $307.9 million and non-cash charges that included goodwill impairment of $239.1 million, a deferred tax asset valuation of $60.1 million, depreciation and amortization of $50.5 million, write-downs and loss on disposal of property and equipment of $37.0 million, stock-based compensation expense of $7.6 million and a charge for acquired in-process technology of $6.2 million.

        After eliminating the impact of the acquisitions, changes in operating assets and liabilities resulted in an increase of cash of approximately $2.9 million for the year ended December 31, 2008. The primary source of cash was a decrease in accounts receivable of $23.8 million. This decrease was primarily due to the $29.0 million reduction of revenue from the fourth quarter of 2007 compared to the fourth quarter of 2008. The primary uses of cash were decreases in accounts payable and accrued liabilities of $15.0 million and deferred revenue of $6.6 million.

Net Cash Used in Investing Activities

        Our investing activities, other than purchases, sales and maturities of available-for-sale securities, primarily consist of capital expenditures, strategic investments and purchased technology rights.

        Cash used for capital expenditures was $13.8 million, $27.4 million and $79.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. Our capital expenditures in 2008 primarily related to our manufacturing facility in Singapore and network upgrades, including the capitalization of cost related to our new enterprise resource planning system. Our capital expenditures in 2007 primarily related to the completion of our manufacturing expansion and the capitalization of our new enterprise resource planning system. Our capital expenditures in 2006 primarily related to our manufacturing expansion in West Sacramento and capital costs related to our new manufacturing facility in Singapore.

        In 2008, we paid approximately $156.2 million, net of cash acquired, for acquisitions of businesses.

Net Cash Provided by Financing Activities

        Our financing activities for fiscal 2008 primarily consist of the redemption of $119.9 million of our 0.75% senior convertible notes, offset by excess tax benefits for stock-based compensation. Our financing activities for fiscal 2007 primarily consist of the issuance of $316.3 million principal amount of 3.50% senior convertible note due 2038. Interest on the 3.50% senior convertible notes is due January 15th and July 15th of each year, beginning July 15, 2008.

        Cash (used) provided by the issuance of stock, net of treasury shares withheld for taxes, under our employee stock plan was less than $(0.1) million, $13.7 million and $9.3 million in 2008, 2007 and 2006, respectively.

Liquidity

        We have financed our operations primarily through product sales, sales of equity and debt securities, collaborative agreements, interest income, and licensing of our technology. As of December 31, 2008, we had cash, cash equivalents, and available-for-sale securities of approximately $397.7 million. We anticipate that our existing capital resources along with the cash to be generated from operations will enable us to maintain currently planned operations, acquisitions and capital expenditures, for the foreseeable future. Capital expenditures are estimated to be approximately $15.0 to $17.0 million for the year ending December 31, 2009.

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

        As of December 31, 2008, we have no credit facility or other committed sources of capital. To the extent capital resources are insufficient to meet future capital requirements; we will have to raise additional funds to continue the development of our technologies. There can be no assurance that such funds will be available on favorable terms, or at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to our stockholders. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into collaboration agreements on unattractive terms. Our inability to raise capital would have a material adverse effect on our business, financial condition and results of operations.

        From time to time, we may seek to retire, repurchase, or exchange our convertible securities in open market purchases, privately negotiated transactions dependent on market conditions, liquidity, and contractual obligations and other factors.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

        As of December 31, 2008, we have no off balance sheet arrangements. The impact that our contractual obligations as of December 31, 2008 are expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

	Total	2009	2010-2011	2012-2013	After 2013
Senior convertible notes	$316,341	$—	$—	$316,341	$—
Interest on senior convertible notes(1)	55,346	11,069	22,138	22,139	—
Operating leases	34,681	8,721	13,978	11,077	905
Purchase commitments(2)	9,045	9,045	—	—	—

Total contractual obligations	$415,413	$28,835	$36,116	$349,557	$905

(1)
Our 0.75% senior convertible notes are due in 2033. However, holders may require us to repurchase all or a portion of their notes on December 31, 2013, 2018, 2023, and 2028. In December 2008, a total of $119.9 million of our convertible debt was redeemed for cash as investors exercised their put right. Our 3.50% senior convertible notes are due in 2038, however, holders may require us to repurchase all or a portion of their notes on January 15, 2013, 2018 and 2028.

(2)
Purchase commitments include agreements to purchase goods or services that are enforceable and legally binding on Affymetrix and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

        The above table does not reflect unrecognized tax benefits of approximately $18.5 million, the timing of which is uncertain. Refer to Note 16 in the consolidated financial statements for additional discussion on unrecognized tax benefits.

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

	Periods of Maturity					Fair Value at December 31, 2008
	2009	2010	2011	Thereafter	Total
ASSETS:
Available-for-sale securities	$267,927	$26,892	$—	$—	$294,819	$297,404
Average interest rate	1.7%	3.6%	—	—
LIABILITIES:
0.75% senior convertible notes due 2014	$—	$—	$—	$91	$91	$90
Average interest rate				0.75%
3.50% senior convertible notes due 2038	$—	$—	$—	$316,250	$316,250	$101,200
Average interest rate				3.5%

	Periods of Maturity					Fair Value at December 31, 2007
	2008	2009	2010	Thereafter	Total
ASSETS:
Available-for-sale securities	$450,649	$90,322	$—	$—	$540,971	$537,488
Average interest rate	1.3%	4.8%	—	—
LIABILITIES:
0.75% senior convertible notes due 2033	$120,000	$—	$—	$—	$120,000	$120,150
Average interest rate	0.75%
3.50% senior convertible notes due 2038	$—	$—	$—	$316,250	$316,250	$341,259
Average interest rate				3.5%

  Foreign Currency Exchange Rate Risk

        We derive a portion of our revenues in foreign currencies, predominantly in Europe and Japan. In addition, a portion of our assets are held in nonfunctional currencies of our subsidiaries. We conduct our hedging activities by using currency forward contracts to manage a portion of the currency exposures created from our activities denominated in foreign currencies. Our hedging program is designed to reduce, but does not entirely eliminate, the impact of currency exchange rate movements. Prior to 2007, we hedged a percentage of forecasted international revenue with forward contracts and the gains and losses on these contracts largely offset gains and losses on the transactions being hedged. Our revenue hedging policy was designed to reduce the negative impact on our forecasted revenue due to foreign currency exchange rate movements. In 2007, we did not carry or initiate new currency forward contracts on a percentage of forecasted international revenue, based on management's internal assessment of the risk posed by extrapolating historical and potential future currency rate changes. Management will continue to reevaluate this risk on an ongoing basis. As of December 31, 2008, we had no open hedging contracts.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Affymetrix, Inc.

        We have audited the accompanying consolidated balance sheets of Affymetrix, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Affymetrix, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Affymetrix, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California
February 24, 2009

AFFYMETRIX, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2008	December 31, 2007
ASSETS:
Current assets:
Cash and cash equivalents	$113,292	$288,644
Restricted cash—short-term portion	4,402	—
Available-for-sale securities—short-term portion	250,970	205,718
Accounts receivable (net of allowances of $2,213 in 2008 and $2,372 in 2007)	62,726	81,941
Inventories	51,333	42,912
Deferred tax assets—current portion	1,077	28,584
Notes receivable from employees—current portion	—	1,376
Prepaid expenses and other current assets	15,725	17,933

Total current assets	499,525	667,108
Available-for-sale securities—long-term portion	26,900	89,912
Property and equipment, net	89,345	143,884
Acquired technology rights, net	62,569	46,797
Goodwill	—	125,050
Deferred tax assets—long-term portion	4,764	18,426
Notes receivable from employees—long-term portion	—	487
Restricted cash—long-term portion	2,175	—
Other assets	28,032	41,927

Total assets	$713,310	$1,133,591

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accrued liabilities	$62,559	$61,543
Deferred revenue—current portion	16,198	22,498

Total current liabilities	78,757	84,041
Deferred revenue—long-term portion	3,583	3,922
Other long-term liabilities	10,972	10,971
Convertible notes	316,341	436,250
Stockholders' equity:
Convertible redeemable preferred stock, $0.01 par value; 5,000 shares authorized; no shares issued and outstanding at December 31, 2008 and 2007	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 70,267 and 69,217 shares issued and outstanding at December 31, 2008 and 2007, respectively	703	692
Additional paid-in capital	721,641	704,189
Accumulated other comprehensive (loss) income	(2,296)	1,998
Accumulated deficit	(416,391)	(108,472)

Total stockholders' equity	303,657	598,407

Total liabilities and stockholders' equity	$713,310	$1,133,591

See Accompanying Notes

AFFYMETRIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006
REVENUE:
Product sales ($843 in 2008, $12,046 in 2007 and $14,694 in 2006 from Perlegen Sciences)	$270,392	$291,828	$275,437
Services	32,096	38,074	40,397
Royalties and other revenue	107,761	41,418	39,483

Total revenue	410,249	371,320	355,317

COSTS AND EXPENSES:
Cost of product sales ($446 in 2008, $4,768 in 2007 and $5,218 in 2006 from Perlegen Sciences)	126,909	108,884	99,801
Cost of services	25,121	29,602	28,951
Cost of royalties and other revenue	110	230	191
Research and development	84,482	72,740	86,296
Selling, general and administrative	127,161	138,488	145,126
Acquired in-process technology	6,200	—	—
Restructuring charges	43,707	15,296	13,497
Goodwill impairment charges	239,098	—	—

Total costs and expenses	652,788	365,240	373,862

(Loss) income from operations	(242,539)	6,080	(18,545)
Interest income and other, net	14,629	15,420	14,078
Interest expense	(14,091)	(3,218)	(1,600)

(Loss) income before income taxes	(242,001)	18,282	(6,067)
Income tax provision	(65,918)	(5,689)	(7,637)

Net (loss) income	$(307,919)	$12,593	$(13,704)

Basic net (loss) income per common share	$(4.49)	$0.18	$(0.20)

Diluted net (loss) income per common share	$(4.49)	$0.17	$(0.20)

Shares used in computing basic net (loss) income per common share	68,556	68,242	67,386

Shares used in computing diluted net (loss) income per common share	68,556	83,064	67,386

See Accompanying Notes

AFFYMETRIX, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2008	2007	2006
Net (loss) income	$(307,919)	$12,593	$(13,704)
Other comprehensive (loss) income :
Foreign currency translation adjustment, net of tax	384	410	157
Unrealized (losses) gains on available-for-sale and non-marketable
securities, net of tax	(3,492)	4,578	(192)
Reclassification adjustment for (losses) gains in net (loss) income	(1,201)	(1,273)	107
Unrealized gains (losses) on cash flow hedges, net of tax	15	(18)	(18)
Reclassification adjustment for gains (losses) in net (loss) income	—	18	(544)

Net change in other comprehensive (loss) income	(4,294)	3,715	(490)

Comprehensive (loss) income	$(312,213)	$16,308	$(14,194)

See Accompanying Notes

AFFYMETRIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER EQUITY

(In thousands)

	Year Ended December 31,
	2008	2007	2006
Convertible redeemable preferred stock:
Balance, beginning of year	$—	$—	$—

Balance, end of year	—	—	—

Common stock:
Balance, beginning of year	692	679	672
Common stock issued	11	13	7

Balance, end of year	703	692	679

Additional paid-in capital:
Balance, beginning of year	704,189	674,428	646,186
Issuance of common stock upon exercise of stock options and warrants and issuances of restricted stock, net	(80)	13,714	9,248
Stock-based compensation expense from stock options and restricted stock	7,611	10,727	15,050
Stock-based compensation expense from stock options recorded as restructuring charges	—	—	7,544
Income tax benefit from employee stock option exercises	9,921	5,320	7,199
Reclass of deferred compensation into APIC pursuant to SFAS 123R	—	—	(10,799)

Balance, end of year	721,641	704,189	674,428

Deferred stock compensation:
Balance, beginning of year	—	—	(10,799)
Reclass of deferred compensation into APIC pursuant to SFAS 123R	—	—	10,799

Balance, end of year	—	—	—

Accumulated other comprehensive (loss):
Balance, beginning of year	1,998	(1,717)	(1,227)
Unrealized (loss) gain on investments, net of tax	(4,693)	3,305	(85)
Unrealized gain (loss) on hedging contracts, net of tax	15	—	(562)
Foreign currency translation adjustment, net of tax	384	410	157

Balance, end of year	(2,296)	1,998	(1,717)

Accumulated deficit:
Balance, beginning of year	(108,472)	(120,427)	(106,723)
Net (loss) income	(307,919)	12,593	(13,704)
Net effect of tax adjustment for adoption of FIN 48	—	(638)	—

Balance, end of year	(416,391)	(108,472)	(120,427)

Total stockholders equity	$303,657	$598,407	$552,963

Number of shares of common stock
Balance, beginning of year	69,217	67,922	67,220
Issuance of common stock for cash or services	1,050	1,295	702

Balance, end of year	70,267	69,217	67,922

See Accompanying Notes

AFFYMETRIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(307,919)	$12,593	$(13,704)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	37,058	23,779	22,796
Goodwill impairment	239,098	—	—
Amortization of intangible assets	13,453	8,328	8,315
Charge for acquired in-process technology	6,200	—	—
Amortization of investment premiums, net	389	(648)	(101)
Excess tax benefits for stock-based compensation	(11,794)	(952)	(504)
Stock-based compensation	7,611	10,726	15,050
Restructuring charges	(3,067)	188	13,497
Write-down of equity investments	—	3,861	211
Realized gain on equity investments	(12)	—	—
Realized loss (gain) on the sales of investments	433	(599)	(45)
Deferred tax assets	60,140	3,515	8,755
Amortization of debt offering costs	2,080	931	758
Accretion of interest on notes receivable	(7)	(62)	(62)
Impairment and loss on disposal of property and equipment	36,989	1,257	781
Changes in operating assets and liabilities:
Restricted cash	(6,577)	—	—
Accounts receivable, net	23,803	(4,098)	19,267
Inventories	495	3,594	(10,526)
Prepaid expenses and other assets	8,586	(15,889)	(7,978)
Accounts payable and accrued liabilities	(14,968)	(1,538)	(15,173)
Deferred revenue	(6,639)	(13,839)	(10,991)
Other long-term liabilities	(1,841)	1,189	916

Net cash provided by operating activities	83,511	32,336	31,262

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13,846)	(27,419)	(79,339)
Purchases of available-for-sale securities	(449,398)	(280,133)	(103,977)
Proceeds from sales and maturities of available-for-sale securities	468,671	112,588	162,341
Acquisition of businesses, net of cash acquired	(156,178)	—	—
Purchase of non-marketable equity investments	(311)	(800)	(1,125)
Capital distribution of non-marketable equity investments	—	1,668	—
Purchase of technology rights	—	—	(250)

Net cash used in investing activities	(151,062)	(194,096)	(22,350)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	(70)	13,728	9,254
Issuance of convertible subordinated notes	—	316,250	—
Redemption of convertible subordinated debt	(119,909)	—	—
Excess tax benefits for stock-based compensation	11,794	952	504

Net cash (used in) provided by financing activities	(108,185)	330,930	9,758

Effect of exchange rate changes on cash and cash equivalents	384	411	157
Net (decrease) increase in cash and cash equivalents	(175,352)	169,581	18,827
Cash and cash equivalents at beginning of period	288,644	119,063	100,236

Cash and cash equivalents at end of period	$113,292	$288,644	$119,063

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Recognition of deferred tax assets relating to tax benefits from employee stock plans	$—	$5,320	$7,635

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$8,358	$904	$900

Cash paid for income taxes	$6,804	$2,369	$2,945

See Accompanying Notes

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE 1—NATURE OF OPERATIONS

        Affymetrix, Inc. ("Affymetrix" or the "Company") is engaged in the development, manufacture, sale and service of consumables and systems for genetic analysis in the life sciences and clinical healthcare markets. Affymetrix has developed its GeneChip® system and related microarray technology as the platform of choice for acquiring, analyzing and managing complex genetic information. The Company's integrated GeneChip®microarray platform includes: disposable DNA probe arrays (chips) consisting of nucleic acid sequences set out in an ordered, high density pattern, certain reagents for use with the probe arrays, a scanner and other instruments used to process the probe arrays, and software to analyze and manage genomic or genetic information obtained from the probe arrays. Related microarray technology also offered by Affymetrix includes licenses for fabricating, scanning, collecting and analyzing results from complementary technologies. The Company currently sells its products directly to pharmaceutical, biotechnology, agrichemical, diagnostics and consumer products companies as well as academic research centers, government research laboratories, private foundation laboratories and clinical reference laboratories in North America and Europe. The Company also sells some of its products through life science supply specialists acting as authorized distributors in Latin America, India, the Middle East and Asia Pacific regions, including China.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

        The consolidated financial statements include the accounts of Affymetrix and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company has accounted for its ownership interest in Perlegen Sciences, Inc. ("Perlegen") using the equity method since March 30, 2001. Refer to Note 12, "Related Party Transactions and Notes Receivable from Employees", for further information.

        Certain prior year revenue and cost of sales amounts in the Company's consolidated statements of operations have been reclassified to conform to the current period presentation. Product sales includes consumables and instruments, including the contribution from sales to Perlegen Sciences. Services includes scientific services and associated consumables, field service, and professional service. Royalties and other includes software, subscription fees, licensing and royalties and research revenue.

USE OF ESTIMATES

        The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

FOREIGN CURRENCY

        Assets and liabilities of non-U.S. subsidiaries that use the local currency as their functional currency are translated to U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive income (loss) within stockholders' equity. Income and expense accounts are translated at average exchange rates during the year. Foreign currency transaction gains and losses are recognized

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

in interest income and other, net and were comprised of a net loss of $2.2 million for the year ended December 31, 2008 and net gains of $0.3 million and $3.0 million for the years ended December 31, 2007 and 2006, respectively.

CASH EQUIVALENTS, AVAILABLE-FOR-SALE SECURITIES AND INVESTMENTS

  Marketable Securities

        The Company's investments consist of U.S. government notes and bonds; corporate notes, bonds and asset-backed securities; mortgaged-backed securities, municipal notes and bonds; and publicly traded equity securities. The Company reports all debt securities with maturities at the date of purchase of three months or less that are readily convertible into cash and have insignificant interest rate risk as cash equivalents. Cash equivalents and available-for-sale securities consist of marketable equity and debt securities. Management determines the appropriate classification of debt securities at the time of purchase. As of December 31, 2008 and 2007, the Company's investments in debt securities are classified as available-for-sale and are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders' equity. The cost of debt securities is adjusted for amortization of premiums and discounts to maturity. This amortization is included in interest income and other, net. Realized gains and losses, as well as interest income, on available-for-sale securities are also included in interest income and other, net. The cost of securities sold is based on the specific identification method. The fair values of securities are based on quoted market prices. The Company includes its available-for-sale securities that have an effective maturity of less than twelve months as of the balance sheet date in current assets and those with an effective maturity greater than twelve months as of the balance sheet date in non-current assets. The Company monitors its investment portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. Fair values for investments in public companies are determined using quoted market prices.

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

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        The foreign currency forward contracts used by the Company are generally short-term in nature, maturing within one quarter. The Company has elected not to designate its derivatives for balance sheet purposes as fair value hedges under Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), and have appropriately recorded any changes in fair value to interest income and other, net.

INVENTORIES

        Inventory cost is computed on an adjusted standard basis (which approximates actual cost on a first-in, first-out basis). Provisions for slow moving, potentially excess and obsolete inventories are provided based on estimated demand requirements, product life cycle and development plans, component cost trends, product pricing, product expiration and quality issues.

PROPERTY AND EQUIPMENT

        Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the assets or the lease term, whichever is shorter. Equipment and furniture is depreciated over useful lives generally ranging from 3 to 7 years, company-owned buildings are depreciated over 25 years and leasehold improvements are depreciated over the shorter of the expected life of the asset or lease terms generally ranging from 3 to 15 years. Maintenance and repair costs are expensed as incurred.

GOODWILL AND ACQUIRED TECHNOLOGY RIGHTS

        Goodwill represents the difference between the purchase price and the estimated fair value of the net assets acquired arising from business combinations. As of December 31, 2007, goodwill related to the acquisition of Neomorphic in October 2000 and the acquisition of ParAllele in October 2005. In 2008, the Company made three acquisitions and recorded a total of $114.0 million, net of additional goodwill.

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In accordance with SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142") requires that goodwill be assessed for impairment at least annually or whenever changes in circumstances indicate that the carrying amount may not be recoverable from estimated future cash flows. Factors that may be considered a change in circumstance indicating the carrying value of our intangible assets, including goodwill, may not be recoverable include, but are not limited to, significant underperformance relative to historical or projected future operating results, a significant decline in our stock price and market capitalization, and negative industry or economic trends. The impairment test for goodwill involves a two-step process: step one consists of a comparison of the market value of a reporting unit with its book value. If the book value is in excess of the market value, step two requires the comparison of the implied fair value of the goodwill with the carrying amount of the goodwill. Any excess of the carrying value of the goodwill over the implied fair value of the goodwill will be recorded as an impairment loss.

        The Company performed its required annual impairment test in June 2008 and determined that goodwill was not impaired. During the third quarter of 2008, the Company's stock price fell below the Company's net book value per share. Accordingly, the Company was required to assess whether or not an impairment of its intangible assets, including goodwill, had occurred. The Company performed an interim impairment assessment using a market based approach as of September 30, 2008 and determined that there was no impairment.

        The continued decline of the Company's stock price in the fourth quarter of 2008 and the resulting book value per share being in excess of market value per share, along with other conditions in its business such as decreases in our actual revenues as compared to our forecasted revenues and additional restructuring activities, were indicators that it was more likely than not that the fair value of the Company was less than the carrying value. The Company performed an interim impairment assessment as of December 31, 2008 and determined that the carrying amount of its goodwill was not recoverable and recorded an impairment charge of $239.1 million which was presented as "Goodwill impairment charges" in the Company's Consolidated Statements of Operations.

        Acquired technology rights are carried at cost less accumulated amortization and are comprised of licenses to technology covered by patents held by third parties or acquired by the Company. Amortization is computed over the estimated useful life of the underlying patents, which has historically ranged from one to thirteen years. SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. As of December 31, 2008, the Company performed an impairment analysis over identified intangible assets and, as a result of that analysis, recognized an impairment loss on acquisition-related intangible assets of $5.5 million of which $1.9 million was included as a component of "Cost of product sales", $3.2 million was included as a component of "Research and development", and $0.4 million was included as a component of "Selling, general and administration" expenses in the Consolidated Statements of Operations during the year ended December 31, 2008. Refer to Note 10, "Goodwill and Acquired Technology Rights", for further information.

        The determination as to whether a write-down of goodwill is necessary involves significant judgment based on short-term and long-term projections of the Company's operations. The assumptions supporting the estimated future cash flows of the reporting unit, including profit margins, long-term forecasts of the amounts and timing of overall market growth and the Company's percentage of that market, discount rates and terminal growth rates, reflect the Company's best estimates.

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

IMPAIRMENT OF LONG-LIVED ASSETS

        Long-lived assets and certain identifiable intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. In connection with the Company's restructuring activities in 2008, the Company wrote-down the value of certain of its property and equipment by approximately $37.1 million which was included as a component of "Restructuring charges" in the Consolidated Statements of Operations during the year ended December 31, 2008. Refer to Note 3, "Restructuring", for further information.

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

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

REVENUE RECOGNITION

  Overview

        The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. In instances where final acceptance of the product or system is required, revenue is deferred until all the acceptance criteria have been met.

        The Company derives the majority of its revenue from product sales of GeneChip® probe arrays, reagents, and related instrumentation that may be sold individually or combined with any of the products, services or other sources of revenue listed below. When a sale combines multiple elements, the Company accounts for multiple element arrangements under Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, ("EITF 00-21")

        EITF 00-21 provides guidance on accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. In accordance with EITF 00-21, the Company allocates revenue for transactions or collaborations that include multiple elements to each unit of accounting based on its relative fair value, and recognizes revenue for each unit of accounting when the revenue recognition criteria have been met. The price charged when the element is sold separately generally determines fair value. In the absence of fair value of a delivered element, the Company allocates revenue first to the fair value of the undelivered elements and the residual revenue to the delivered elements. The Company recognizes revenue for delivered elements when the delivered elements have standalone value and the Company has objective and reliable evidence of fair value for each undelivered element. If the fair value of any undelivered element included in a multiple element arrangement cannot be objectively determined, revenue is deferred until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements.

  Product Sales

        Product sales, as well as revenues from Perlegen Sciences (a related party, Refer to Note 12, "Related Party Transactions and Notes Receivable from Employees", for further information), include sales of GeneChip® probe arrays, reagents and related instrumentation. Probe array, reagent and instrumentation revenues are recognized when earned, which is generally upon shipment and transfer of title to the customer and fulfillment of any significant post-delivery obligations. Accruals are provided for anticipated warranty expenses at the time the associated revenue is recognized.

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

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

SOFTWARE DEVELOPMENT COSTS

        SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. The Company's software is deemed to have achieved technological feasibility at the point a working model of the software product is developed. The Company has capitalized approximately $0.3 million and $4.5 million costs incurred subsequent to the establishment of technological feasibility for the years ended December 31, 2008 and 2007, respectively. These costs began to be amortized to cost of product sales in the fourth quarter of 2007. Amortization costs for the years ended December 31, 2008 and 2007 were $1.4 million and $0.2 million, respectively. The costs of developing routine software enhancements are expensed as research and development as incurred because of the short time between the determination of technological feasibility and the date of general release of the related products.

        Long-lived assets and certain identifiable intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. During the year ended December 31, 2008, the Company performed an analysis of the expected future cash flows as it related to the Company's capitalized software and determined that the carrying value exceeded the net realizable value by $2.3 million which was included as a component of "Cost of product sales" in the Consolidated Statements of Operations during the year ended December 31, 2008.

        The Company applies Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. In 2008 and 2007, the Company capitalized approximately $1.9 million and $10.7 million, respectively, related to the implementation of an enterprise resources planning system. The costs associated with software developed for internal use will be amortized at the time in which the software is ready for its intended use.

ADVERTISING COSTS

        The Company expenses advertising costs as incurred. Advertising costs were for the years ended December 31, 2008, 2007 and 2006 were $1.6 million, $0.5 million and $1.5 million, respectively.

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

STOCK-BASED COMPENSATION

        The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, Share-Based Payment ("SFAS 123R"). The Company recognizes the fair value of its stock option awards as compensation expense on a straight-line basis over the requisite service period of each award, generally four years. The fair value of options are estimated at the date of grant using a Black-Scholes option pricing model. The Company evaluates the assumptions used to value stock options awards under SFAS 123R on a quarterly basis.

COMPREHENSIVE (LOSS) INCOME

        Comprehensive (loss) income is comprised of net (loss) income and other comprehensive (loss) income. Other comprehensive (loss) income includes unrealized gains and losses on the Company's available-for-sale securities that are excluded from net (loss) income, changes in fair value of derivatives designated as and effective as cash flow hedges, and foreign currency translation adjustments. Total comprehensive (loss) income has been disclosed in the consolidated statement of comprehensive (loss) income.

        The components of accumulated other comprehensive (loss) income is as follows (in thousands):

	Year Ended December 31,
	2008	2007
Foreign currency translation adjustment, net of tax	$42	$(342)
Unrealized (losses) gains on available-for-sale and non-marketable securities, net of tax	(2,338)	2,356
Unrealized losses on cash flow hedges, net of tax	—	(16)

Accumulated other comprehensive (loss) income	$(2,296)	$1,998

NET (LOSS) INCOME PER COMMON SHARE

        Basic net (loss) income per common share is calculated using the weighted-average number of common shares outstanding during the period less the weighted-average shares subject to repurchase. Diluted (loss) income per common share gives effect to dilutive common stock subject to repurchase, stock options and warrants (calculated based on the treasury stock method), and convertible debt (calculated using an as-if-converted method).

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following table sets forth a reconciliation of basic and diluted net (loss) income per common share (in thousands, except per share amounts):

	Year Ended December 31,
	2008	2007	2006
Numerator:
Net (loss) income—basic	$(307,919)	$12,593	$(13,704)
Add effect of dilutive securities:
Interest on convertible notes (inclusive of amortization of debt issuance costs)	—	1,937	—

Net (loss) income—diluted	$(307,919)	$14,530	$(13,704)

Denominator:
Weighted-average shares outstanding	69,818	68,727	67,479
Less: weighted-average shares of common stock subject to repurchase	(1,262)	(485)	(93)

Shares used in computing basic net (loss) income per common share	68,556	68,242	67,386
Add effect of dilutive securities:
Employee stock options	—	388	—
Common stock subject to repurchase	—	65	—
Convertible notes	—	14,369	—

Shares used in computing diluted net (loss) income per common share	68,556	83,064	67,386

Basic and diluted net (loss) income per common share	$(4.49)	$0.18	$(0.20)

Diluted net (loss) income per common share	$(4.49)	$0.17	$(0.20)

        Diluted earnings per share include certain common share equivalents from outstanding stock options (on the treasury stock method), common stock subject to repurchase, outstanding warrants to purchase common stock and convertible notes (on the as-if-converted basis).

        The securities excluded from diluted earnings per common share, on an actual outstanding basis, were as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Employee stock options	6,071	3,368	6,466
Restricted stock subject to repurchase	1,671	—	93
Convertible notes	10,502	—	3,870

Total	18,244	3,368	10,429

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RESTRUCTURING

        The Company has in recent years engaged in, and may continue to engage in, restructuring actions, which require management to utilize significant estimates related to expenses for severance and other employee separation costs, lease cancellation, realizable values of assets that may become duplicative or obsolete, and other exit costs. If the actual amounts differ from the Company's estimates, the amount of the restructuring charges could be materially impacted. Refer to Note 3, "Restructuring", for further information.

RECENT ACCOUNTING PRONOUNCEMENTS

        In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

        In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 ("SFAS 161"). SFAS 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity's derivative instruments and hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of SFAS 161 on its consolidated results of operations and financial condition.

        Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements ("SFAS 157"). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

  •
  Level 1—Quoted prices in active markets for identical assets or liabilities.

  •
  Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

  •
  Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

        The adoption of SFAS 157 did not have a material effect on the Company's financial position, results of operations, or cash flows.

        In October 2008, the FASB issued FSP 157-3 Determining Fair Value of a Financial Asset in a Market That Is Not Active ("FSP 157-3"). FSP 157-3 clarified the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have a material impact on the Company's consolidated results of operations and financial condition.

        In December 2007, the FASB issued SFAS No. 141R, Business Combinations ("SFAS 141R"). SFAS 141R amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively. The implementation of this standard did not have a material impact on the Company's consolidated results of operations and financial condition.

        In December 2007 the FASB issued EITF Issue No. 07-1, Accounting for Collaborative Arrangements ("EITF 07-1"). EITF 07-1 defines collaborative arrangements and requires that transactions with third parties that do not participate in the arrangement be reported in the appropriate income statement line items pursuant to the guidance in EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. Income statement classification of payments made between participants of a collaborative arrangement are to be based on other applicable authoritative accounting literature. If the payments are not within the scope or analogy of other authoritative accounting literature, a reasonable, rational and consistent accounting policy is to be elected. EITF 07-1 is to be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. The Company does not anticipate that the adoption of this statement will have a material impact on its financial position, results of operations, or cash flows.

        In November 2008, the FASB issued EITF Issue No. 08-7, Accounting for Defensive Intangible Assets ("EITF 08-7"). EITF 08-7 addresses the accounting for assets acquired in a business combination or asset acquisition that an entity does not intend to actively use, otherwise referred to as a 'defensive asset.' EITF 08-7 requires defensive intangible assets to be initially accounted for as a separate unit of accounting and not included as part of the cost of the acquirer's existing intangible asset(s) because it is separately identifiable. EITF 08-7 also requires that defensive intangible assets be assigned a useful life in accordance with paragraph 11 of SFAS 142. The Company does not anticipate that the adoption of this statement will have a material impact on its financial position, results of operations, or cash flows.

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 3—RESTRUCTURING

Fiscal 2008 Restructuring Plan

        In February 2008, the Company committed to a restructuring plan (the "2008 Plan") designed primarily to optimize its production capacity and cost structure and improve its future gross margins. The plan involves the closure of its West Sacramento manufacturing facility after which all of the Company's products will be manufactured at its Singapore and Ohio facilities, as well as by third parties. The Company expects the closure of the West Sacramento facility to be substantially complete by the end of the second quarter of 2009.

        The Company estimates the total restructuring expenses to be incurred in connection with the 2008 Plan will be approximately $45.4 million. Of this total, approximately $8.2 million relates to employee severance and $37.2 million relates to non-cash charges associated with the abandonment and impairment of certain long-lived manufacturing assets. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"), the costs relating to employee severance are being recognized as expense over the remaining service periods of the employees.

        The cash outlays to be incurred in connection with the 2008 Plan are estimated to be approximately $8.2 million. During the year ended December 31, 2008, the Company recognized approximately $5.8 million of expense for employee termination benefits associated with the 2008 Plan and $37.1 million of non-cash charges related to the abandonment and impairment of certain manufacturing assets. These expenses are presented as a component of "Restructuring charges" in the Company's Consolidated Statements of Operations.

        In addition to the $45.4 million of restructuring costs noted above, the Company expects to incur a total of approximately $18.9 million of restructuring related costs through the second quarter of 2009 to be included as a component of "Cost of product sales" in the Company's Consolidated Statements of Operations. Of this total, $12.4 million relates to accelerated depreciation charges associated with the continued use of certain long-lived manufacturing assets and $6.5 million relates to manufacturing transition and other costs.

Fiscal 2007 Restructuring Plan

        In July 2007, the Company announced that it was consolidating an administrative facility located in Sunnyvale, California into its main campus in Santa Clara, California (the "2007 Plan"). Additionally, in August and December 2007, the Company terminated certain employees in the research and development and selling, general and administrative functions. The Sunnyvale, California facility was vacated during the fourth quarter of 2007. The estimated cash outlays to be incurred in connection with these restructuring activities are estimated to be approximately $4.6 million. During the year ended December 31, 2008, the Company recognized approximately $0.5 million related to contract termination costs and employee termination benefits associated with the 2007 Plan. During the year ended December 31, 2007, the Company recognized approximately $4.2 million of expense primarily related to employee termination benefits and contract termination costs associated with the 2007 Plan.

Fiscal 2006 Restructuring Plan

        In 2006, the Company initiated a restructuring plan (the "2006 Plan") to better align certain of its expenses with the Company's current business outlook. The Company's primary focus of the 2006 Plan

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 3—RESTRUCTURING (Continued)

was in the general and administrative functions and included rationalizing its facilities. Cash outlays incurred in connection with these restructuring activities were estimated to be approximately $16.8 million. During the year ended December 31, 2008, the amount of expense recognized associated with the 2006 Plan was not material. During the years ended December 31, 2007 and 2006, the Company recognized approximately $11.1 million and $13.5 million of expense primarily related to employee termination benefits and contract termination costs associated with the 2006 Plan, respectively.

        The activity for the restructuring plans above for the year ended December 31, 2008 and estimated costs for the amounts expected to be recognized as "Restructuring charges" in the Company's Consolidated Statements of Operations is as follows (in thousands):

						As of December 31, 2008
	Balance as of December 31, 2007	2008 Charges	Cash Payments	Non-Cash Settlements	Balance as of December 31, 2008	Total costs to date	Total expected costs
Fiscal 2008 Restructuring Plan:
Employee severance and relocation benefits	$—	$5,793	$(2,436)	$(179)	$3,178	$5,793	$8,200
Abandonment and impairment of certain long-lived manufacturing assets	—	37,089	—	(37,089)	—	37,089	37,200
Fiscal 2007 Restructuring Plan:
Employee severance and relocation benefits	1,295	—	(1,295)	—	—	2,888	3,000
Contract termination costs	1,122	454	(1,065)	(7)	504	1,669	1,700
Other restructuring costs	—	—	—	—	—	113	200
Fiscal 2006 Restructuring Plan:
Employee severance and relocation benefits	140	—	(94)	(46)	—	20,197	20,200
Contract termination costs	1,761	211	(861)	111	1,222	2,602	2,900
Other restructuring costs	—	206	(206)	—	—	2,194	2,200

Total	$4,318	$43,753	$(5,957)	$(37,210)	$4,904	$72,545	$75,600

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

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

        The Company assessed the revenue recognition of the December 2006 collaborative agreement amendment in accordance with EITF 00-21 to account for the multiple deliverables in the arrangement and to evaluate the revenue allocated to each of the units of accounting (the research and development period and the manufacturing and supply period). In addition, the Company re-assessed the estimated remaining research and development period and determined that Roche's one-time, upfront payment of $70 million under the license agreement should continue to be recognized as a component of royalties and other revenue over the remaining estimated research and development through fiscal 2007. Research revenue under this contract was approximately $14.2 million for each of the two years ended December 31, 2007 and 2006, respectively. The amortization of this license agreement was completed in December 2007. The associated research costs are not significant for each of the years presented.

NOTE 5—CONCENTRATIONS OF RISK

        Cash equivalents and investments are financial instruments that potentially subject Affymetrix to concentrations of risk to the extent of amounts recorded in the consolidated balance sheets. Company

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 5—CONCENTRATIONS OF RISK (Continued)

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

        For the fiscal years 2008, 2007 and 2006, approximately 34%, 47% and 48% respectively, of the Company's total revenue is generated from sales outside the United States. The Company's results of operations are affected by such factors as changes in foreign currency exchange rates, trade protection measures, longer accounts receivable collection patterns and changes in regional or worldwide economic or political conditions. The risks of the Company's international operations are mitigated in part by the extent to which its sales are geographically distributed and its foreign currency hedging program.

NOTE 6—FAIR VALUE OF FINANCIAL INSTRUMENTS

        In accordance with SFAS 157, the following table represents the Company's fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of December 31, 2008 (in thousands):

	Level 1	Level 2	Total
Non-U.S. equity securities	$842	$—	$842
U.S. government obligations and agencies	—	203,488	203,488
U.S. corporate debt	—	93,916	93,916

Total	$842	$297,404	$298,246

        As of December 31, 2008, the Company had no financial assets or liabilities requiring Level 3 classification.

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 6—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Investments in Debt and Equity Securities

        The fair values of all available-for-sale securities are based on quoted market prices and are included in cash and cash equivalents, available-for-sale securities—short-term and available-for-sale securities—long-term on the Company's Consolidated Balance Sheets based on the securities maturity. The following is a summary of available-for-sale securities as of December 31, 2008 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government obligations and agency securities	$205,076	$372	$(134)	$205,314
U.S. corporate debt securities	95,755	32	(3,697)	92,090
Non-U.S. equity securities	890	—	(48)	842

Total securities	$301,721	$404	$(3,879)	$298,246

Amounts included in:
Cash equivalents	$21,979	$20	$—	$21,999
Available-for-sale securites	279,742	384	(3,879)	276,247

Total securities	$301,721	$404	$(3,879)	$298,246

Amounts mature in:
Less than one year	$271,402	$11	$(68)	$271,345
One to two years	30,319	393	(3,811)	26,901

Total securities	$301,721	$404	$(3,879)	$298,246

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 6—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

        Realized gains and (losses) for the year ended December 31, 2008 were $2.1 million and $(2.5) million, respectively. Realized gains and (losses) for the year ended December 31, 2007 were $0.2 million and $(0.2) million, respectively. Realized gains and (losses) are included in interest income and other, net in the accompanying Consolidated Statements of Operations. The gross unrealized losses as of December 31, 2008 were primarily caused by the degradation in the value of the assets held by financial institutions in which we owned certain U.S. corporate debt securities. The gross unrealized losses as of December 31, 2007 were primarily caused by credit concerns in the securitized market and interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of our securities. Based on the Company's review of these securities, including the assessment of the severity of the related unrealized losses, the Company has not recorded any other-than-temporary impairments on these securities.

        Excluding our available-for-sale marketable securities, the declines in estimated fair values of certain investments were determined to be other-than-temporary. Accordingly, the Company recorded net impairment losses on certain investments in both publicly-traded and non-marketable equity securities of less than $0.1 million, $0.9 million and $0.2 million during the years ended December 31, 2008, 2007 and 2006, respectively. Net investment losses are included in interest income and other, net in the Consolidated Statements of Operations. Depending on market conditions, the Company may incur additional charges on this investment portfolio in the future.

Derivative Financial Instruments

        The Company derives a portion of its revenues in foreign currencies, predominantly in Europe and Japan. In addition, a portion of its assets are held in nonfunctional currencies of its subsidiaries. The

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 6—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Company's hedging program is designed to reduce, but does not entirely eliminate, the impact of currency exchange rate movements. Prior to 2007, the Company hedged a percentage of forecasted international revenue with forward contracts and the gains and losses on these contracts largely offset gains and losses on the transactions being hedged. The Company's revenue hedging policy is designed to reduce the negative impact on its forecasted revenue due to foreign currency exchange rate movements.

        Prior to 2007, the Company applied hedge accounting based upon the criteria established by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), whereby the Company designated its 2006 derivatives for revenue hedging purposes as cash flow hedges. The net realized foreign currency gains (losses) related to the foreign currency forward contracts related to revenue were $0.3 million for the year ended December 31, 2006. During the year ended December 31, 2006, all of the Company's hedges under SFAS 133 were deemed effective and the corresponding unrealized gains or losses were recorded as a component of other comprehensive income (loss) in stockholders' equity. The Company has elected not to designate its derivatives for balance sheet purposes as fair value hedges under SFAS 133 and have appropriately recorded any changes in fair value to interest income and other, net. As of December 31, 2008 and 2007, the Company had no open hedging contracts.

Other Financial Instruments

        The carrying amounts and estimated fair values of financial instruments, other than those accounted for in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, were as follows at December 31, 2008 and 2007 (in thousands):

	2008		2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Non-marketable equity securities	$13,009	$13,009	$20,710	$20,710
Notes receivable from employees	—	—	1,863	1,863
Liability:
Convertible notes	316,341	101,290	436,250	461,409

        The fair value estimates provided above for the Company's convertible notes were based on quoted market prices available at December 31, 2008 and 2007. All other fair values were based on current market rates, liquidation and net realizable values.

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 7—INVENTORIES

        Inventories consist of the following at December 31, 2008 and 2007 (in thousands):

	2008	2007
Raw materials	$22,799	$20,507
Work-in-process	12,192	11,297
Finished goods	16,342	11,108

Total	$51,333	$42,912

NOTE 8—PROPERTY AND EQUIPMENT

        Property and equipment consists of the following as of December 31, 2008 and 2007 (in thousands):

	2008	2007
Property and equipment:
Construction-in-progress	$5,183	$55,209
Equipment and furniture	161,340	140,237
Building and leasehold improvements	84,865	91,188
Land	1,310	1,310

	252,698	287,944
Less: accumulated depreciation and amortization	(163,353)	(144,060)

Net property and equipment	$89,345	$143,884

        For the years ended December 31, 2008, 2007 and 2006, the Company recorded depreciation expense of $33.1 million, $23.6 million and $22.8 million, respectively. In 2008, the Company wrote down property and equipment in the amount of approximately $37.1 million in connection with its 2008 Plan. Refer to Note 3, "Restructuring", for further information.

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 9—ACQUISITIONS

        The business acquisitions described below are accounted for by the Company under the purchase method of accounting in accordance with the provisions of SFAS No. 141, Business Combinations ("SFAS 141"). In accordance with SFAS 141, the Company recorded the assets acquired and liabilities assumed at their estimated fair value, with the excess purchase price reflected as goodwill. Additionally, certain costs directly related to the acquisitions were reflected as additional purchase price in excess of net assets acquired.

        A summary of the purchase acquisitions completed in 2008 is a follows (in thousands):

	Cash Consideration	Transaction Costs	Total Purchase Consideration	Assets/ (Liabilities) Assumed, Net	In-Process R&D Expense	Purchased Intangible Assets	Goodwill
USB Corporation	$68,511	$2,052	$70,563	$38	$800	$16,300	$53,425
True Materials, Inc.	19,330	323	19,653	(713)	5,100	—	15,266
Panomics, Inc.	71,758	924	72,682	3,492	300	16,400	52,490

Total	$159,599	$3,299	$162,898	$2,817	$6,200	$32,700	$121,181

        On January 30, 2008, the Company acquired 100% of the outstanding shares of USB Corporation ("USB"), a privately-held Cleveland, Ohio-based company that develops, manufactures and markets an extensive line of molecular biology and biochemical reagent products. The acquisition will enable the Company to accelerate the development and commercialization of new genetic analysis solutions and increase the value of its current product portfolio. The results of operations of USB since January 30, 2008 have been included in Affymetrix' consolidated financial statements for the year ended December 31, 2008.

        On July 17, 2008, the Company acquired 100% of the outstanding shares of True Materials, Inc. ("TMI"), a privately-held San Francisco, California-based company that develops digitally encoded microparticle technology. This technology is applicable to the research, applied and diagnostic markets and will enable the Company to enter low to mid-multiplex markets. The results of operations of TMI since July 17, 2008 have been included in Affymetrix' consolidated financial statements for the year ended December 31, 2008.

        On December 5, 2008, the Company acquired 100% of the outstanding shares of Panomics, Inc. ("Panonimcs"), a privately-held Fremont, California-based company that offers a suite of assay products for a wide variety of low to mid-plex genetic, protein and cellular analysis applications. The acquisition of Panomics opens up large and growing market opportunities that are downstream of whole genome analysis. The results of operations of Panomics since December 5, 2008 have been included in Affymetrix' consolidated financial statements for the year ended December 31, 2008.

Intangible Assets and Goodwill—USB

        A valuation of the purchased intangible assets was undertaken by Affymetrix' management in its determination of the estimated fair value of such assets. The $6.1 million value assigned to developed technology and patents and core technology is included in acquired technology rights on the Company's Consolidated Balance Sheet and will be amortized to cost of product sales over the estimated useful lives of these assets, generally four to five years. Affymetrix recorded amortization expense of

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 9—ACQUISITIONS (Continued)

approximately $1.2 million for the year ended December 31, 2008 related to these acquired patents and technology. The $10.2 million value assigned to customer contracts and trade names and trademarks is included in acquired technology rights on the Company's Consolidated Balance Sheet and will be amortized to selling, general and administrative expenses over the estimated useful lives of these assets, generally four to eight years. Affymetrix recorded amortization expense of approximately $1.6 million for the year ended December 31, 2008, related to customer contracts and trade names and trademarks. Goodwill of $53.4 million was recorded as the excess of the purchase price over the fair value of net assets acquired. Based upon the impairment analysis performed in the fourth quarter of 2008, the Company wrote-off the entire $53.4 million. Refer to Note 10, "Goodwill and Acquired Technology Rights", for further information.

Intangible Assets and Goodwill—Panomics

        A valuation of the purchased intangible assets was undertaken by Affymetrix' management in its determination of the estimated fair value of such assets. The $6.1 million value assigned to existing technology is included in acquired technology rights on the Company's Consolidated Balance Sheet and will be amortized to cost of product sales over the estimated useful lives of these assets, generally four to seven years. Affymetrix recorded amortization expense of approximately $0.1 million for the year ended December 31, 2008 related to the acquired technology. The $7.9 million value assigned to customer contracts and related relationships, services and related relationships and order backlog is included in acquired technology rights on the Company's Consolidated Balance Sheet and will be amortized to selling, general and administrative expenses over the estimated useful lives of these assets, generally five to seven years. Affymetrix recorded amortization expense of approximately $0.2 million for the year ended December 31, 2008, related to these intangible assets. The $2.4 million value assigned to patents and core technology is included in acquired technology rights on the Company's Consolidated Balance Sheet and will be amortized to research and development expense over their estimated useful lives of four to six years. Affymetrix recorded amortization expense of less than $0.1 million for the year ended December 31, 2008, related to these patents and core technology assets. Goodwill of $52.5 million was recorded as the excess of the purchase price over the net assets acquired. Based upon the impairment analysis performed in the fourth quarter of 2008, the Company wrote-off the entire $52.5 million. Refer to Note 10, "Goodwill and Acquired Technology Rights", for further information.

In-process Technology

        For each business acquisition, management determined the estimated fair value of certain research and development programs in-process at the acquisition date that had not yet reached technological feasibility and had no alternative future use and recorded approximately $0.8 million, $5.1 million and $0.3 million related to the acquisition of USB, TMI and Panomics, respectively, in the line item "Acquired in-process technology" in the Company's Consolidated Statements of Operations. The fair values of these projects were determined using the Income Approach whereby management estimated each project's related future net cash flows. This discount rate is based on the Company's estimated weighted average cost of capital adjusted upward for the risks associated with the projects acquired. The projected cash flows from the acquired projects were based on estimates of revenues and operating profits related to the projects of each acquired company considering the stage of development of each

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 9—ACQUISITIONS (Continued)

potential product acquired, the time and resources needed to complete the development and approval of each product, the life of each potential commercialized product and the inherent difficulties and uncertainties in developing products and services based on complex genetic technologies and biochemical processes.

        The largest research and development program in-process at the acquisition date primarily was the microRNA profiling project undertaken by TMI. The fair value of this project was determined using the Income Approach whereby the Company estimated the project's related future net cash flows between 2009 and 2015 and discounted them to their present value using a risk adjusted discount rate of approximately 30%. This discount rate is based on the Company's estimated weighted average cost of capital adjusted upward for the risks associated with the project acquired. The Company expects to complete this project in fiscal 2009.

        The estimates used by the Company in valuing the licensed technologies and acquired in process technologies were based upon assumptions the Company believes to be reasonable but which are inherently uncertain and unpredictable. The Company's assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the projected results.

Escrow Agreements

        Pursuant to the terms of the USB merger agreement, the Company withheld from the merger consideration $4.0 million and delivered those funds to an escrow account which shall be released to the USB shareholders upon achievement of certain revenue targets in fiscal 2008. Quarterly, the Company reviewed the revenue targets and to the extent they were achieved, all or a portion of the escrow funds shall be disbursed to the USB shareholders consistent with the terms of the merger agreement. If the prescribed revenue targets are not achieved, some or all of the escrow funds shall be released from restriction. As funds are disbursed to the USB shareholders, the Company will reflect these payments as additional goodwill and will reduce restricted cash. Any funds remaining in escrow at the end of the fiscal year 2008 which are not payable to the USB shareholders and are released from restriction will be reclassified to cash and cash equivalents. As of December 31, 2008, $1.8 million had been disbursed from the escrow account as a result of the achievement of certain revenue targets and $1.7 million has been accrued, but not yet paid. Accordingly, $2.2 million is presented as a component of restricted cash in the Company's Consolidated Balance Sheet at December 31, 2008 whereby $1.7 million will be released to USB shareholders and $0.5 million will be returned to the Company in the first quarter of 2009.

        Pursuant to the terms of the TMI merger agreement, the Company withheld from the merger consideration $5.1 million and delivered those funds to an escrow account, which shall be released to the founder and certain key employees of TMI upon achievement of certain employment milestones. As the continuous employment milestones are achieved, a portion of the escrow funds shall be disbursed to the founder and certain key employees consistent with the terms of the merger agreement. The Company records these expenses in research and development expense as earned. As of December 31, 2008, $0.8 million had been disbursed from the escrow account.

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 10—GOODWILL AND ACQUIRED TECHNOLOGY RIGHTS

Goodwill

        Information regarding the changes to goodwill during 2008 is as follows (in thousands):

Balance at December 31, 2007	$125,050
USB acquisition	53,425
TMI acquisition	15,266
Panomics, Inc. acquisition	52,490
Adjustment to ParAllele acquisition	(7,132)
Less: goodwill impairment	(239,099)

Balance at December 31, 2008	$—

        In 2008, the Company adjusted, by $7.1 million, the goodwill associated with its acquisition of ParAllele in 2005 as it released the valuation allowance originally established for ParAlelle's net operating losses in accordance with SFAS No. 109, Accounting for Income Taxes. There was no significant change from the balance of goodwill as of December 31, 2006 to December 31, 2007. The Company performed an interim impairment assessment as of December 31, 2008 and determined that the carrying amount of its goodwill was not recoverable and recorded an impairment charge of $239.1 million which was presented as "Goodwill impairment charges" in the Company's Consolidated Statements of Operations.

Acquired Technology Rights

        Acquired technology rights are comprised of licenses to technology covered by patents owned by third parties or patents acquired by the Company and are amortized over the expected useful lives of these assets, which range from one to fifteen years. Accumulated amortization of these rights amounted to $52.4 million and $39.0 million at December 31, 2008 and 2007, respectively.

        Based on a combination of factors, including a sustained decline in the Company's stock price, the Company concluded that there were sufficient indicators to require it to perform an impairment analysis of its acquired technology rights as of December 31, 2008. The impairment analysis for acquired technology rights indicated that some of the acquired technology rights were not recoverable as the sum of its estimated future undiscounted cash flows were below the asset's carrying value and accordingly, the Company estimated the fair value of these identified intangible assets using a discounted cash flow analysis to measure the impairment loss. As a result of this analysis, the Company wrote-off the difference between the acquired technology rights' estimated fair value and the carrying values which resulted in a non-cash impairment charge totaling $5.5 million, of which $1.9 million was included as a component of "Cost of product sales", $3.2 million was included as a component of "Research and development", and $0.4 million was included as a component of "Selling, general and administration" expenses in the Consolidated Statements of Operations. Based on the Company's impairment analysis, the remaining balance of identified intangible assets of $62.6 million is expected to be recoverable.

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 10—GOODWILL AND ACQUIRED TECHNOLOGY RIGHTS (Continued)

        The expected future annual amortization expense of the Company's acquired technology rights is as follows (in thousands):

For the Year Ending December 31,	Amortization Expense
2009	$13,213
2010	12,212
2011	12,031
2012	10,257
2013	7,749
Thereafter	7,107

Total	$62,569

NOTE 11—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

        Accounts payable and accrued liabilities as of December 31, 2008 and 2007 consist of the following (in thousands):

	December 31, 2008	December 31, 2007
Accounts payable	$19,005	$14,795
Accrued compensation and related liabilities	20,953	29,519
Accrued interest	5,073	1,421
Accrued taxes	5,399	5,292
Accrued legal	4,500	1,244
Accrued warranties	1,603	3,007
Other	6,026	6,265

Total	$62,559	$61,543

NOTE 12—RELATED PARTY TRANSACTIONS AND NOTES RECEIVABLE FROM EMPLOYEES

Related Party Transactions

        As of December 31, 2008, the Company, and certain of its affiliates, including certain members of the Board of Directors, held approximately 22% ownership interest in Perlegen Sciences, Inc. ("Perlegen"), a privately-held biotechnology company. In addition, two members of Perlegen's Board of Directors are also members of the Company's Board of Directors.

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

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 12—RELATED PARTY TRANSACTIONS AND NOTES RECEIVABLE FROM EMPLOYEES (Continued)

        In accordance with Financial Accounting Standards Board Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 as amended, the Company has concluded that Perlegen is a variable interest entity in which the Company holds a variable interest, and that the Company is not the primary beneficiary.

Notes Receivable from Employees

        The Company has notes receivable from employees totaling zero and $1.9 million as of December 31, 2008 and 2007, respectively. The notes were generally due four to five years after the date of issuance and accrued interest was due based on the Internal Revenue Service imputed interest rate at the date of issuance.

NOTE 13—COMMITMENTS AND CONTINGENCIES

Operating Leases

        Affymetrix leases laboratory, office and manufacturing facilities under non-cancelable operating leases that expire at various times through 2016. Some of these leases contain renewal options ranging from two to five years and escalation clauses. Rent expense related to operating leases for the years ended December 31, 2008, 2007 and 2006 was approximately $11.0 million, $14.6 million and $10.9 million, respectively. In connection with some of these facility leases, the Company has made security deposits totaling $2.6 million, which are included in long-term other assets in the Consolidated Balance Sheets.

        Future minimum lease obligations, net of sublease income, at December 31, 2008 under all non-cancelable operating leases are as follows (in thousands):

For the Year Ending December 31,	Amount
2009	$7,457
2010	6,409
2011	5,889
2012	5,597
2013	4,118
Thereafter	905

Total	$30,375

        Sublease income is expected to be approximately $1.3 million for fiscal 2009, $0.9 million for fiscal 2010, $0.8 million for fiscal years 2011 and 2012, $0.5 million for fiscal 2013 and $0 thereafter.

Product Warranty Commitment

        The Company provides for anticipated warranty costs at the time the associated revenue is recognized. Product warranty costs are estimated based upon the Company's historical experience and the warranty period. The Company periodically reviews the adequacy of its warranty reserve and adjusts, if necessary, the warranty percentage and accrual based on actual experience and estimated

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 13—COMMITMENTS AND CONTINGENCIES (Continued)

costs to be incurred. Since the beginning of 2007, the Company has noted that improvement in its internal quality control programs has resulted in an overall decline in product replacement claims. As a result, an adjustment decreasing the warranty reserve balance was made in 2007. Information regarding the changes in the Company's product warranty liability for the years ended December 31, 2007 and 2008 is as follows (in thousands):

Amount
Balance at December 31, 2006	$6,801
New warranties issued	3,310
Repairs and replacements	(5,167)
Adjustments	(1,937)

Balance at December 31, 2007	$3,007
New warranties issued	2,542
Repairs and replacements	(3,278)
Adjustments	(667)

Balance at December 31, 2008	$1,604

Non-Cancelable Supply Agreements

        As of December 31, 2008, the Company had approximately $3.9 million of non-cancelable inventory supply agreements that are in effect through 2009.

Indemnifications

        From time to time the Company has entered into indemnification provisions under certain of its agreements with other companies in the ordinary course of business, typically with business partners, customers, and suppliers. Pursuant to these agreements, the Company generally indemnifies, holds harmless, and agrees to reimburse the indemnified parties on a case by case basis for losses suffered or incurred by the indemnified parties in connection with any U.S. patent or other intellectual property infringement claim by any third party with respect to its products. The term of these indemnification provisions is generally perpetual from the time of the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. In addition, the Company has entered into indemnification agreements with its officers and directors. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As of December 31, 2008, the Company had not accrued a liability for this guarantee, because the likelihood of incurring a payment obligation in connection with this guarantee is remote.

Legal Proceedings

        We have been in the past, and continue to be, a party to litigation which has consumed and may continue to consume substantial financial and managerial resources.

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 13—COMMITMENTS AND CONTINGENCIES (Continued)

  E8 Pharmaceuticals LLC

        On July 1, 2008, we were named as a defendant in a complaint filed by plaintiffs E8 Pharmaceuticals LLC and Massachusetts Institute of Technology (MIT) in the United States District Court of Massachusetts. In the complaint, the plaintiffs allege that we are infringing one patent owned by MIT and licensed to E8 Pharmaceuticals by making and selling our GeneChip® products to customers and teaching our customers how to use the products. The plaintiffs seek a permanent injunction enjoining us from further infringement, and unspecified monetary damages, including lost profits, enhanced damages pursuant to 35 U.S.C. § 284, costs, attorneys' fees and other relief as the court deems just and proper. We believe that the plaintiffs' claims are without merit and will vigorously defend against the claims advanced in the complaint.

  Shareholder Derivative Lawsuits

        In 2006, three of our shareholders filed purported derivative lawsuits on behalf of our company, which lawsuits name us (as nominal defendant) and several of our current and former officers and directors, and allege that these officers and directors breached their fiduciary duties and breached other laws by participating in backdating stock options grants. Two of these lawsuits were filed in the United States District Court for the Northern District of California, one on August 30, 2006 and the other on September 13, 2006, and were subsequently consolidated. The third lawsuit was filed in the Superior Court of the State of California on October 20, 2006. The substance of the allegations in these cases is similar, and includes claims against the individual defendants for breach of fiduciary duties, unjust enrichment, and violations of federal securities laws, Generally Accepted Accounting Principles, Section 162(m) of the Internal Revenue Code, and certain state laws in each case in connection with the allegedly backdated options. The proposed settlement payment has been recorded in the Company's Consolidated Statement of Operations for the year ended December 31, 2008.

        On December 19, 2008, the parties executed a preliminary memorandum of understanding providing for the settlement of the shareholder derivative lawsuits. Under this memorandum, the parties tentatively agreed, among other things, to the adoption of certain corporate governance enhancements and the payment of $3.5 million to counsel for plaintiffs. The proposed settlement is subject to the negotiation and execution of a final memorandum of understanding and stipulation of settlement, and to court approval.

  Enzo Litigation

        On October 28, 2003, Enzo Life Sciences, Inc., a wholly-owned subsidiary of Enzo Biochem, Inc. (collectively "Enzo") filed a complaint against us that is now pending in the United States District Court for the Southern District of New York for breach of contract, injunctive relief and declaratory judgment. The Enzo complaint relates to a 1998 distributorship agreement with Enzo under which we served as a non-exclusive distributor of certain reagent labeling kits supplied by Enzo. In its complaint, Enzo seeks monetary damages and an injunction against us from using, manufacturing or selling Enzo products and from inducing collaborators and customers to use Enzo products in violation of the 1998 agreement. Enzo also seeks the transfer of certain of our patents to Enzo. In connection with its complaint, Enzo provided us with a notice of termination of the 1998 agreement effective on November 12, 2003.

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 13—COMMITMENTS AND CONTINGENCIES (Continued)

        On November 10, 2003, we filed a complaint against Enzo in the United States District Court for the Southern District of New York for declaratory judgment, breach of contract and injunctive relief relating to the 1998 agreement. In our complaint, we allege that Enzo has engaged in a pattern of wrongful conduct against us and other Enzo labeling reagent customers by, among other things, asserting improperly broad rights in its patent portfolio, improperly using the 1998 agreement and distributorship agreements with others in order to corner the market for non-radioactive labeling reagents, and improperly using the 1998 agreement to claim ownership rights to our proprietary technology. We seek declarations that we have not breached the 1998 agreement and that nine Enzo patents that are identified in the 1998 agreement are invalid and/or not infringed by us. We also seek damages and injunctive relief to redress Enzo's alleged breaches of the 1998 agreement, its alleged tortious interference with our business relationships and prospective economic advantage, and Enzo's alleged unfair competition. We filed a notice of related case stating that our complaint against Enzo is related to the complaints already pending in the Southern District of New York against eight other former Enzo distributors. The U.S. District Court for the Southern District of New York has related our case. There is no trial date in the actions between Enzo and us.

        We believe that the claims set forth in Enzo's complaint are without merit and have filed the action in the Southern District of New York to protect its interests. However, we cannot be sure that we will prevail in these matters.

  Administrative Litigation and Proceedings

        Our intellectual property is subject to a number of significant administrative and litigation actions. These proceedings could result in our patent protection being significantly modified or reduced, and the incurrence of significant costs and the consumption of substantial managerial resources.

NOTE 14—SENIOR CONVERTIBLE NOTES

3.50% Senior Convertible Notes

        On November 13, 2007, the Company issued $316.3 million principal amount of 3.50% Senior Convertible Notes (the "3.50% Notes") due January 15, 2038. The net proceeds after issuance costs from the 3.50% Notes offering were approximately $309.4 million. The 3.50% Notes bear interest of 3.50% per year on the principal amount payable semi-annually in arrears on January 15 and July 15 of each year. The Company incurred underwriter discount and issuance costs of approximately $6.9 million, which are being amortized over the effective life of the 3.50% Notes which is five years, the period up to the first date that the Holders can require the Company to repurchase the notes.

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

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 14—SENIOR CONVERTIBLE NOTES (Continued)

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

        Holders may convert their 3.50% Notes into shares of Affymetrix stock at any time at their option at the initial conversion rate, subject to adjustment, prior to the close of business on the business day prior to the maturity date.

        On January 15, 2013, 2018 and 2028, the security holders have the option to require the Company to repurchase the 3.50% Notes at a price equal to 100% of the principal amount of the 3.50% Notes plus accrued interest. Additionally, on or after January 15, 2013, Affymetrix has the option of redeeming for cash at 100% of the principal amount all or part of the then outstanding 3.50% Notes plus accrued interest.

        The 3.50% Notes are unsecured and rank equally with the Company's other existing and future senior indebtedness. The 3.50% Notes are structurally subordinated to any current or future indebtedness and other liabilities of the Company's subsidiaries.

0.75% Senior Convertible Notes

        On December 10, 2003, the Company issued $120.0 million of 0.75% Senior Convertible Notes (the "0.75% Notes") due December 15, 2033. The net proceeds after issuance costs from the 0.75% Notes offering were approximately $116.0 million. The 0.75% Notes bear interest of 0.75% per year on the principal amount payable semi-annually in arrears on June 15 and December 15 of each year, beginning June 15, 2004. The Company used the net proceeds of the offering to repurchase its 4.75% Notes. The Company incurred broker discount and issuance costs of approximately $3.8 million which are being amortized over the effective life of the 0.75% Notes. The effective life of the 0.75% Notes due 2033 is five years, the period up to the first date that the Holders could require the Company to repurchase the notes.

        The 0.75% Notes were convertible into 32.2431 shares of Affymetrix common stock per $1,000 principal amount of notes which equated to 3,869,172 shares of common stock, or a conversion price equivalent of $31.01 per share of common stock. The conversion rate was subject to adjustment upon the occurrence of the following specified events:

  •
  issuing shares of the Company's common stock as a dividend or distribution of the Company's common stock;

  •
  effecting a stock split or stock combination;

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 14—SENIOR CONVERTIBLE NOTES (Continued)

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

        Holders were able convert their 0.75% Notes into shares of Affymetrix' common stock prior to the close of business on the business day prior to the maturity date under the following circumstances: (1) during any quarterly conversion period prior to December 15, 2028, if the sales price of the Company's common stock for at least 20 trading days in the 30 consecutive trading-day period ending on the first day of such conversion period reaches a specified threshold, (2) on or after December 28, 2028, at any time after the sale price of the Company's common stock on any date is greater than 130% of the then current conversion price, (3) during the five consecutive trading-day period in which the average of the trading prices for the notes was less than 98% of the average of the sale price of the Company's common stock multiplied by the then applicable conversion rate, (4) the 0.75% Notes are called for redemption, or (5) specified corporate transactions have occurred.

        On December 15, 2008, the Company repurchased $119.9 million of the $120.0 million of 0.75% Notes as the security Holders exercised their option to require the Company to repurchase the 0.75% Notes at a price equal to 100% of the principal amount of the 0.75% Notes plus accrued and unpaid interest. The balance of the 0.75% Notes at December 31, 2008 was $0.1 million.

        The 0.75% Notes that remain outstanding are unsecured and rank equally with the Company's other existing and future senior indebtedness. The Notes are structurally subordinated to any current or future indebtedness and other liabilities of the Company's subsidiaries.

NOTE 15—STOCKHOLDERS' EQUITY

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

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 15—STOCKHOLDERS' EQUITY (Continued)

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

Stock-Based Compensation Plans

        The Company has a stock-based compensation program that provides the Board of Directors broad discretion in creating equity incentives for employees, officers, directors and consultants. This program includes incentive and non-qualified stock options and non-vested stock awards (also known as restricted stock) granted under various stock plans. Stock options are generally time-based, vesting 25% on each annual anniversary of the grant date over four years and expire 7 to 10 years from the grant date. Non-vested restricted stock awards are generally time-based, vesting 33% on each of the second, third and fourth anniversaries of the grant date. As of December 31, 2008, the Company had approximately 3.2 million shares of common stock reserved for future issuance under its stock-based compensation plans. New shares are issued as a result of stock option exercises and non-vested restricted stock awards. A more detailed description of the Company's current stock option plans follows below.

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

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 15—STOCKHOLDERS' EQUITY (Continued)

        In 2000, the Board of Directors adopted the 2000 Equity Incentive Plan (the "2000 Stock Plan"), which was amended and restated in 2001, under which restricted shares, stock units, stock options and stock appreciation rights may be granted to employees, outside directors and consultants. Options granted under the 2000 Stock Plan expire no later than ten years from the date of grant. The option price shall be at least 100% of the fair value of the Company's common stock on the date of grant (110% in certain circumstances), as determined by the Board of Directors. Options may be granted with different vesting terms from time to time as determined by the Board of Directors. In 2008, the 2000 Stock Plan was amended and restated to increase share availability by 4,200,000 shares bringing the total shares of common stock authorized for issuance under the 2000 Stock Plan to 11,700,000.

        The following table sets forth the total stock-based compensation expense resulting from stock options and non-vested stock awards included in the Company's Condensed Consolidated Statements of Income (Loss) (in thousands):

	Years Ended December 31,
	2008	2007	2006
Costs of product sales	$1,305	$1,107	$1,389
Research and development	1,665	2,064	3,653
Selling, general and administrative	4,641	7,215	10,008
Restructuring	—	340	7,544

Total stock-based compensation expense	$7,611	$10,726	$22,594

        Selling, general and administrative expense included a $1.1 million charge in 2006 due to the modification of an executive officer's stock option grant to include an extension of time to exercise, as well as the vesting of certain stock options without a requisite service period. Restructuring expense included a $7.5 million charge in 2006 due to the modification of a former Neomorphic employee's equity awards, all of which became fully vested under the terms of a prior leave of absence agreement when he was involuntarily terminated in connection with the Company's restructuring effort.

        As of December 31, 2008, $32.9 million of total unrecognized stock-based compensation expense related to non-vested awards is expected to be recognized over the respective vesting terms of each award through 2012. The weighted-average term of the unrecognized stock-based compensation expense is 3.1 years.

Stock Options

        The fair value of options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2008	2007	2006
Risk free interest rate	3.0%	4.4%	5.0%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	44%	42%	40%
Expected option term (in years)	4.5	4.5	4.5

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 15—STOCKHOLDERS' EQUITY (Continued)

        The risk free interest rate for periods within the contractual life of the Company's stock options is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term is derived from an analysis of the Company's historical exercise trends over ten years. The expected volatility for the years ended December 31, 2008 and 2007 is based on a blend of historical and market-based implied volatility. Using the assumptions above, the weighted-average grant date fair value of options granted during the years ended December 31, 2008, 2007 and 2006 was $4.32, $10.18 and $11.61, respectively.

        Activity under the Company's stock plans for the year ended December 31, 2008 is as follows (in thousands, except per share amounts):

	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Terms	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2007	5,475	$30.91
Grants	2,678	11.06
Exercises	(42)	11.04
Forfeitures or expirations	(1,854)	29.06

Outstanding at December 31, 2008	6,257	$23.09	4.12	$75

Exercisable at December 31, 2008	3,175	$31.58	2.33	$20

Vested and expected to vest at December 31, 2008	5,390	$24.55	3.82	$59

        The following table summarizes information concerning currently outstanding and exercisable options at December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price Per Share	Number	Weighted-Average Exercise Price Per Share
	(in thousands)	(in years)		(in thousands)
$0.26—$8.71	318	6.50	$4.45	27	$3.21
$8.78—$10.29	1,589	6.20	$10.25	7	$9.65
$10.52—$21.96	1,036	5.06	$18.08	309	$19.71
$22.01—$25.52	1,059	1.49	$24.46	977	$24.50
$25.67—$30.45	1,083	3.64	$28.26	773	$28.83
$30.47—$47.85	1,027	2.54	$42.19	950	$42.38
$48.01—$132.59	145	3.41	$56.57	132	$57.08

Total	6,257	4.12	$23.09	3,175	$31.58

        The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company's closing stock price on the last trading day of its fourth quarter of 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2008.

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 15—STOCKHOLDERS' EQUITY (Continued)

The amount changes based on the fair market value of the Company's common stock. Total intrinsic value of options exercised is $0.3 million, $6.2 million, and $6.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Reserved Shares

        At December 31, 2008, the Company has shares reserved for future issuance as follows (in thousands):

Options outstanding	6,257
Options available for future grants	3,216
Convertible subordinated notes	10,502

19,975

Restricted Stock

        The following table summarizes the Company's non-vested restricted stock activity for the year ended December 31, 2008 (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested stock outstanding at December 31, 2007	724	$25.53
Granted	1,412	$10.78
Vested	(140)	$25.71
Forfeited	(358)	$20.50

Non-vested stock outstanding at December 31, 2008	1,638	$13.86

        Total fair value of shares vested is $22.7 million and $18.5 million for the years ended December 31, 2008 and 2007, respectively.

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 16—INCOME TAXES

        The following table presents the U.S. and foreign components of consolidated (loss) income before income taxes and the provision for income taxes (in thousands):

	Year Ended December 31,
	2008	2007	2006
(LOSS) INCOME BEFORE INCOME TAXES:
U.S.	$(244,479)	$11,372	$14,760
Foreign	2,478	6,910	(20,827)

(Loss) income before income taxes	$(242,001)	$18,282	$(6,067)

PROVISION FOR INCOME TAXES:
Current:
Federal	$12,042	$153	$13,203
State	2,780	14	888
Foreign	2,598	2,002	41

Subtotal	17,420	2,169	14,132

Deferred:
Federal	43,012	5,251	(5,565)
State	5,317	(1,207)	(1,261)
Foreign	169	(524)	331

Subtotal	48,498	3,520	(6,495)

Provision for income taxes	$65,918	$5,689	$7,637

        The difference between the provision (benefit) for income taxes and the amount computed by applying the federal statutory income tax rate (35%) to income (loss) before taxes is explained as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Tax at federal statutory rate	$(84,700)	$6,398	$(2,123)
State taxes, net	(3,344)	(1,213)	704
Non-deductible stock compensation	294	559	3,840
Foreign rate differential	1,543	164	7,018
Research credits	(1,142)	(849)	(2,163)
Goodwill impairment	64,986	—	—
Change in valuation allowance	85,603	—	—
Other	2,678	630	361

	$65,918	$5,689	$7,637

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 16—INCOME TAXES (Continued)

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's assets are as follows (in thousands):

	December 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$38,501	$46,367
Tax credit carryforwards	39,426	35,088
Deferred revenue	1,768	2,022
Capitalized research and development costs	1,012	1,706
Intangibles	23,776	685
Stock-based compensation	9,085	8,512
Accrued compensation	2,701	2,850
Accrued warranty	639	1,206
Inventory reserve	4,976	4,213
Reserves and other	11,657	6,393
Depreciation and amortization	18,176	6,031
Other, net	3,404	1,097

Total deferred tax assets	155,121	116,170
Valuation allowance for deferred tax assets	(139,712)	(64,592)

Net deferred tax assets	15,409	51,578

Net deferred tax liabilities:
Acquired intangibles	(6,728)	(1,235)
Other, net	(2,840)	(3,333)

Total deferred tax liabilities	(9,568)	(4,568)

Net deferred tax assets	$5,841	$47,010

        As of December 31, 2008, the Company had total net operating loss carryforwards of $207.6 million, comprised of $111.2 million for U.S. federal purposes, which expire in the years 2020 through 2028 if not utilized, and $96.4 million for state purposes, the majority of which expire in the years 2010 through 2018 if not utilized. Additionally, the Company has federal research and development tax credit carryforwards of approximately $21.6 million, which expire in the years 2010 through 2028 if not utilized. The Company also has state research and development tax credit carryforwards and other various tax credit carryforwards of approximately $35.1 million. Substantially all of the state tax credits can be carried forward indefinitely. Utilization of net operating loss and tax credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation may result in the expiration of the net operating loss before utilization.

        As of December 31, 2008, the Company has determined that it is not more likely than not the deferred tax assets in the U.S. will be realized and as such the Company has recorded a full valuation

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 16—INCOME TAXES (Continued)

allowance against these assets, net of FIN 48 reserves, as of December 31, 2008. The valuation allowance increased by $75.1 million and decreased by $3.4 million for the years ended December 31, 2008 and 2007, respectively. The increase during fiscal year 2008 is primarily attributable to the recording of a full valuation allowance against all U.S. deferred tax assets, net of FIN 48 reserves, as of December 31, 2008. Approximately $41.4 million of the valuation allowance as of December 31, 2008 is attributable to the income tax benefits of stock option deductions, the benefit of which will be credited to stockholders' equity when, and if, realized. Approximately $10.0 million of the valuation allowance as of December 31, 2008 is attributable to tax attributes related to the Company's acquisitions, the benefit of which will be credited to income tax expense under SFAS No. 141R when, and if, realized.

        Not included in the deferred tax assets as of December 31, 2008, pursuant to SFAS No. 123R, is approximately $4.2 million of tax benefits related to employee stock plans. When realized, the tax benefit of these assets will be accounted for as a credit to additional paid-in capital, rather than a reduction of the income tax provision.

        As of December 31, 2008, cumulative un-remitted foreign earnings that are considered to be permanently invested outside the United States and on which no U.S. taxes have been provided were approximately $20.4 million. The residual U.S. tax liability, if such amounts were remitted, would be nominal.

        Of the total tax benefits resulting from the exercise of employee stock options and other employee stock programs, the amounts recorded to stockholders' equity were approximately $11.7 million and $5.4 million for the years ended December 31, 2008 and 2007 respectively.

        A portion of the Company's operations in Singapore operate under various tax holidays and tax incentive programs, which expire in whole or in part at various dates through 2017. There was a minimal net impact of these tax holidays and tax incentive programs for the year ended December 31, 2008.

        The following table presents the total amount of gross unrecognized tax benefits (in thousands):

	2008	2007
Unrecognized tax benefits, beginning of year	$17,350	$16,028
Gross increases—tax positions in prior period	328	130
Gross decreases—tax positions in prior period	(263)	(40)
Gross increases—current period tax positions	1,130	1,469
Settlements	—	(239)

Unrecognized tax benefits, end of year	$18,545	$17,348

        If recognized, the amount of unrecognized tax benefits that would impact income tax expense is $1.4 million. As of December 31, 2008, the Company does not anticipate any material changes to the amount of unrecognized tax benefits during the next 12 months. The Company classifies interest and penalties related to tax positions as components of income tax expense. For the year ended December 31, 2008, the amount of accrued interest and penalties related to tax uncertainties was approximately $0.1 million for a total cumulative amount included in non-current income taxes payable of $0.3 million as of December 31, 2008.

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 16—INCOME TAXES (Continued)

        The Company files U.S. federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. Our major tax jurisdictions are the U.S., California, Singapore, and the U.K. The federal and California statute of limitations on assessment remain open for the tax years 1992 through 2008. The major foreign jurisdictions remain open for examination in general for tax years 2005 through 2008.

NOTE 17—SEGMENT AND GEOGRAPHIC INFORMATION

        The Company has determined that, in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, it operates in one segment as it only reports operating results on an aggregate basis to the chief operating decision maker of the Company.

        The Company reported total revenue by type and by region as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Total product and product related revenue:
Product sales	$270,392	$291,828	$275,437
Services	32,096	38,074	40,397
Royalties and other revenue	107,761	41,418	39,483

Total revenue	$410,249	$371,320	$355,317

	Year Ended December 31,
	2008	2007	2006
Customer location:
United States	$269,159	$197,677	$185,591
Europe	92,487	114,188	109,154
Japan	23,861	31,572	38,143
Other	24,742	27,883	22,429

Total	$410,249	$371,320	$355,317

        Excluding a $90 million non-recurring intellectual property payment received in January 2008, there were no customers representing 10% or more of total revenue in 2008, 2007 and 2006.

        The Company's long-lived assets other than purchased intangible assets, which the Company does not allocate to specific geographic locations as it is impracticable to do so, are composed principally of net property, plant and equipment.

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 17—SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

        Net property, plant and equipment, classified by major geographic areas in which the Company operates was as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Net property, plant and equipment:
United States	$67,680	$107,028	$108,967
Singapore	20,164	35,275	30,298
Other countries	1,501	1,581	2,057

Total	$89,345	$143,884	$141,322

NOTE 18—DEFINED-CONTRIBUTION SAVINGS PLANS

401(k) Plan

        The Company maintains a defined-contribution savings plan which is qualified under Section 401(k) of the Internal Revenue Code. The plan covers substantially all full-time U.S. employees. Participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Company's expense associated with matching employee contributions for the years ended December 31, 2008, 2007 and 2006 totaled $3.3 million, $3.7 million and $3.8 million, respectively. Company contributions to employees vest ratably over four years.

Director and Executive Deferred Compensation Plan

        In December 2004, the Board of Directors approved the creation of the Affymetrix, Inc. Deferred Compensation Plan (the "Plan"). The Plan provides directors, executive officers and other eligible employees with the opportunity to enter into agreements to defer specified percentages of their cash compensation derived from base salary, bonus awards and other specified compensation (including director fees). Distributions occur upon termination of service (or the 6-month anniversary after termination), death, or upon such other dates that may be elected by the participant in accordance with the terms of the Plan. Generally, participants may elect for distributions of deferred amounts upon termination or death to be paid in the form of either a lump sum or in annual installments. Distributions would be made in the event of a change of control of Affymetrix. Deferrals are adjusted for gain or loss based on the performance of one or more investment options selected by the participant from among investment funds chosen by the Compensation Committee of the Board. The Company in its sole discretion may suspend or terminate the Plan or revise or amend it in any respect, except that no such action may reduce vested amounts credited to deferral accounts, and such accounts will continue to be owed to the participants or beneficiaries and will continue to be a liability of the Company until paid. For the years ended December 31, 2008 and 2007, the Company incurred no significant expenses in connection with the Plan.

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 19—UNAUDITED QUARTERLY FINANCIAL INFORMATION

	2008				2007
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except per share amounts)
Total revenue	$78,574	$75,189	$86,911	$169,575	$107,592	$94,986	$88,307	$80,435
Total cost of goods sold	$43,318	$38,167	$39,000	$31,655	$37,941	$35,592	$36,566	$28,617
Net (loss) income	$(318,716)	$(31,820)	$(3,635)	$46,252	$12,777	$2,580	$1,242	$(4,006)
Basic net (loss) income per common share	$(4.65)	$(0.46)	$(0.05)	$0.68	$0.19	$0.04	$0.02	$0.06
Diluted net (loss) income per common share	$(4.65)	$(0.46)	$(0.05)	$0.58	$0.17	$0.04	$0.02	$0.06

        In the first quarter of 2008, total revenue includes a non-recurring $90 million intellectual property payment. In the fourth quarter of 2008, the Company recorded a goodwill impairment charge of $239.1 million.

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

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the operations acquired from Panomics, Inc. on December 5, 2008, which are included in our fiscal 2008 consolidated financial statements and which, in the aggregate, consisted of $23.8million or 3.3% and $18.5million or 6.1% of total assets and net assets, respectively, as of December 31, 2008 and which in the aggregate, represented $0.8 million or 0.2% and $1.5 million or 0.5% of revenues and loss from operations, respectively, for the year then ended. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

        The effectiveness of our internal control over financial reporting as of December 31, 2008, has been audited by Ernst &Young LLP, our independent registered public accounting firm, as stated in their report which is included below.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        To the Board of Directors and Stockholders of Affymetrix, Inc.

        We have audited Affymetrix, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Affymetrix, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Panomics, Inc., which is included in the 2008 consolidated financial statements of Affymetrix, Inc. and constituted $23.8 million or 3.3% and $18.5 million or 6.1% of total and net assets, respectively, as of December 31, 2008 and $0.8 million or 0.2% and $1.5 million or 0.5% of revenues and loss from operations, respectively, for the year then ended. Our audit of internal control over financial reporting of Affymetrix, Inc. also did not include an evaluation of the internal control over financial reporting of Panomics, Inc.

        In our opinion, Affymetrix, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Affymetrix, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three fiscal years in the period ended December 31, 2008 of Affymetrix, Inc. and our report dated February 24, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California
February 24, 2009

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

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information regarding our directors and executive officers is incorporated by reference to the sections of the Company's proxy statement for the 2009 Annual Meeting of Stockholders (the "Proxy Statement") entitled "Election of Directors" and "Management."

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

        (a)(3)  Exhibits:

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
2.1†	Agreement and Plan of Merger by and among Panomics, Inc., the Company, Panda Acquisition Corporation and the Equityholders' Representative dated as of November 11, 2008.
3.1(1)	Restated Certificate of Incorporation.
3.2(2)	Amended and Restated Bylaws.
3.3(3)	Summary of Rights to Purchase Shares of Preferred Stock pursuant to the Rights Agreement dated as of October 15, 1998.
4.1(4)	Rights Agreement, dated October 15, 1998, between the Company and American Stock Transfer & Trust Company, as Rights Agent.
4.2(5)	Amendment No. 1 to Rights Agreement, dated as of February 7, 2000, between the Company and American Stock Transfer & Trust Company, as Rights Agent.
4.3(6)	Indenture dated as of December 15, 2003, between the Company and The Bank of New York, as Trustee.
4.4(7)	Indenture dated as of November 16, 2007, between the Company and the Bank of New York Trust Company, N.A. as Trustee.
10.1(8)‡	1993 Stock Plan, as amended.
10.2(8)‡	1996 Nonemployee Directors Stock Option Plan.
10.3(9)	Lease between Sobrato Interests and the Company dated June 12, 1996 (3380 Central Expressway, Santa Clara, CA).
10.4(9)	Lease between Sobrato Interests and the Company dated May 31, 1996 (3450 Central Expressway, Santa Clara, CA).
10.5(10)‡	1998 Stock Incentive Plan.
10.6(10)‡	Form of Officer and Director Indemnification Agreement.
10.7(11)‡	Amendment No. 1 to the 1996 Nonemployee Directors Stock Option Plan of the Company
10.8(12)‡	Amended and Restated 1996 Non-Employee Directors Stock Plan.
10.9(13)*	Common Terms Agreement between F. Hoffmann-La Roche Ltd. and the Company dated January 29, 2003.
10.10(13)*	License Agreement between F. Hoffmann-La Roche Ltd. and the Company dated January 29, 2003.

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
10.11(13)*	Affymetrix Instrument and Chip Supply Agreement between F. Hoffmann-La Roche Ltd. and the Company dated January 29, 2003.
10.12(13)*	Research & Development Collaboration Agreement between F. Hoffmann-La Roche Ltd. and the Company dated January 29, 2003.
10.13(13)*	Diagnostic Product and Instrument Agency Agreement between F. Hoffmann-La Roche Ltd. and the Company dated January 29, 2003.
10.14(13)*	Affymetrix Instrument Agency Agreement between F. Hoffmann-La Roche Ltd. and the Company dated January 29, 2003.
10.15(14)	Lease between Sobrato Interests and the Company dated July 3, 2002 (3420 Central Expressway, Santa Clara, CA).
10.16(14)	First Amendment to Lease between Sobrato Interests and the Company dated September 30, 2003 (3420 Central Expressway, Santa Clara, CA).
10.17(15)‡	Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan, as adopted effective March 9, 2000 and amended through June 23, 2008.
10.18(16)‡	Form of Non-Qualified Stock Option Agreement under the Affymetrix, Inc. Amended and Restated 1996 Non-Employee Directors Stock Plan.
10.19‡	Form of Stock Option Agreement under the Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan.
10.20(A)(17)‡	Nonqualified Supplemental Deferred Compensation Plan of the Company
10.20(B)(17)‡	Nonqualified Supplemental Deferred Compensation Plan Adoption Agreement.
10.21(18)	Fifth Amendment to Lease between Sobrato Interests and the Company dated July 3, 2002 (3380 Central Expressway, Santa Clara, CA).
10.22(18)	First Amendment to Lease between Sobrato Interests and the Company dated July 3, 2002 (3450 Central Expressway, Santa Clara, CA).
10.23(19)	Lease between Keppel Logistics Pte Ltd. and Affymetrix Pte Ltd. dated as of January 1, 2006 (7 Gul Circle, Singapore 629363).
10.24‡	Form of Restricted Stock Agreement under the Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan.
10.25(20)‡	Agreement between the Company and Thane Kreiner, Ph.D. dated May 10, 2006.
10.26(21)‡	Agreement between the Company and Susan E. Siegel dated May 30, 2006.
10.27(22)‡	Offer Letter from the Company to Kevin M. King dated December 18, 2006.
10.28(23)**	Amendment Agreement dated December 22, 2006 by and among F. Hoffmann-La Roche Ltd., Roche Molecular Systems, Inc. and the Company
10.29(24)‡	Offer Letter from the Company to John C. Batty dated May 16, 2007.
10.30(25)‡	Separation Agreement dated July 27, 2007 between the Company and Thane Kreiner.
10.31(26)	Settlement and Release Agreement dated January 9, 2008 between the Company and Illumina, Inc.
10.32(27)	Affymetrix, Inc. Change of Control Plan, as amended through November 5, 2008.

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
10.33(27)‡	Offer Letter from the Company to John F. (Rick) Runkel dated October 6, 2008.
10.34	Offer Letter from the Company to Frank Witney dated November 7, 2008.
21	List of Subsidiaries.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference to Registrant's Form 8-K as filed on June 13, 2000 (File No. 000-28218).

(2)
Incorporated by reference to Registrant's Form 10-Q as filed on November 7, 2008 (File No. 000-28218).

(3)
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

(11)
Incorporated by reference to Registrant's Registration Statement on Form S-3 as filed on July 12, 1999 (File No. 333-82685), as amended.

(12)
Incorporated by reference to Registrant's Form 10-Q as filed on May 15, 2001 (File No. 000-28218).

(13)
Incorporated by reference to Registrant's Form 10-Q as filed on May 15, 2003 (File No. 000-28218).

(14)
Incorporated by reference to Registrant's Form 10-K as filed on March 15, 2004 (File No. 000-28218).

(15)
Incorporated by reference to Registrant's Form 10-Q as filed on August 8, 2008 (File No. 000-28218).

(16)
Incorporated by reference to Registrant's Form 10-Q as filed on November 9, 2004 (File No. 000-28218).

(17)
Incorporated by reference to Registrant's Form 8-K as filed on November 7, 2008 (File No. 000-28218).

(18)
Incorporated by reference to Registrant's Form 10-K as filed on March 16, 2005 (File No. 000-28218).

(19)
Incorporated by reference to Registrant's Form 10-K as filed on March 9, 2006 (File No. 000-28218).

(20)
Incorporated by reference to Registrant's Form 10-K as filed on March 1, 2007 (File No. 000-28218).

(21)
Incorporated by reference to Registrant's Form 8-K as filed on May 30, 2006 (File No. 000-28218).

(22)
Incorporated by reference to Registrant's Form 8-K as filed on December 19, 2006 (File No. 000-28218).

(23)
Incorporated by reference to Registrant's Form 8-K as filed on December 22, 2006 (File No. 000-28218).

(24)
Incorporated by reference to Registrant's Form 8-K as filed on June 6, 2007 (File No. 000-28218).

(25)
Incorporated by reference to Registrant's Form 8-K as filed on August 1, 2007 (File No. 000-28218).

(26)
Incorporated by reference to Registrant's Form 10-K as filed on February 29, 2008 (File No. 000-28218).

(27)
Incorporated by reference to Registrant's Form 10-Q as filed on November 7, 2008 (File No. 000-28218).

†
The merger agreement has been included with this Form 10-K to provide you with information regarding its terms and is not intended to modify or supplement any factual disclosures about the Company or Panomics in our public reports filed with the SEC. In particular, the merger agreement is not intended to be, and should not be relied upon as, disclosure regarding any facts and circumstances relating to the Company or Panomics. The representations and warranties were negotiated with the principal purpose of establishing the circumstances in which a party may have the right not to close the merger if the representations and warranties of the other party proved to be untrue due to a change in circumstance or otherwise, and allocated risk between the parties rather than establishing matters as facts. The representations and warranties also may be subject to a contractual standard of materiality different from those generally applicable to shareholders.

‡
Management contract, compensatory plan, contract or arrangement

*
Confidential treatment granted

**
Confidential treatment requested

AFFYMETRIX, INC.

Schedule II—Valuation and Qualifying Accounts

(in thousands)

	Balance at Beginning of Period	Additions Charged to Operations or Other Accounts(1)	Write-offs, net of recoveries	Balance at End of Period
Allowance for Doubtful Accounts:
Year Ended December 31, 2008	$2,372	$683	$(842)	$2,213
Year Ended December 31, 2007	$1,534	$934	$(96)	$2,372
Year Ended December 31, 2006	$415	$1,486	$(367)	$1,534

(1)
2008 includes $101K for USB Opening Balance Sheet

SIGNATURES

        Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFYMETRIX, INC. (Registrant)
March 2, 2009	By:	/s/ KEVIN M. KING Kevin M. King. DIRECTOR, PRESIDENT AND CHIEF EXECUTIVE OFFICER

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Each individual whose signature appears below constitutes and appoints John F. Runkel, Jr. and John C. Batty, and each of them singly, his or her true and lawful attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, hereby ratifies and confirms all that said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue thereof.

	Name	Title	Date
By:	/s/ KEVIN M. KING Kevin M. King	Director, President and Chief Executive Officer (Principal Executive Officer)	March 2, 2009
By:	/s/ JOHN C. BATTY John C. Batty	Executive Vice President and Chief Financial Officer	March 2, 2009
By:	/s/ STEPHEN P.A. FODOR, PH.D. Stephen P.A. Fodor, Ph.D.	Founder and Executive Chairman of theBoard	March 2, 2009
By:	/s/ PAUL BERG, PH.D. Paul Berg, Ph.D.	Director	March 2, 2009
By:	/s/ SUSAN D. DESMOND-HELLMANN, M.D. Susan D. Desmond- Hellmann, M.D.	Director	March 2, 2009
By:	/s/ JOHN D. DIEKMAN, PH.D. John D. Diekman, Ph.D.	Director	March 2, 2009
By:	/s/ ROBERT H. TRICE, PH.D. Robert H. Trice, Ph.D.	Director	March 2, 2009
By:	/s/ ROBERT P. WAYMAN Robert P. Wayman	Director	March 2, 2009
By:	/s/ JOHN A. YOUNG John A. Young	Director	March 2, 2009

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
2.1†	Agreement and Plan of Merger by and among Panomics, Inc., the Company, Panda Acquisition Corporation and the Equityholders' Representative dated as of November 11, 2008.
3.1(1)	Restated Certificate of Incorporation.
3.2(2)	Amended and Restated Bylaws.
3.3(3)	Summary of Rights to Purchase Shares of Preferred Stock pursuant to the Rights Agreement dated as of October 15, 1998.
4.1(4)	Rights Agreement, dated October 15, 1998, between the Company and American Stock Transfer & Trust Company, as Rights Agent.
4.2(5)	Amendment No. 1 to Rights Agreement, dated as of February 7, 2000, between the Company and American Stock Transfer & Trust Company, as Rights Agent.
4.3(6)	Indenture dated as of December 15, 2003, between the Company and The Bank of New York, as Trustee.
4.4(7)	Indenture dated as of November 16, 2007, between the Company and the Bank of New York Trust Company, N.A. as Trustee.
10.1(8)‡	1993 Stock Plan, as amended.
10.2(8)‡	1996 Nonemployee Directors Stock Option Plan.
10.3(9)	Lease between Sobrato Interests and the Company dated June 12, 1996 (3380 Central Expressway, Santa Clara, CA).
10.4(9)	Lease between Sobrato Interests and the Company dated May 31, 1996 (3450 Central Expressway, Santa Clara, CA).
10.5(10)‡	1998 Stock Incentive Plan.
10.6(10)‡	Form of Officer and Director Indemnification Agreement.
10.7(11)‡	Amendment No. 1 to the 1996 Nonemployee Directors Stock Option Plan of the Company
10.8(12)‡	Amended and Restated 1996 Non-Employee Directors Stock Plan.
10.9(13)*	Common Terms Agreement between F. Hoffmann-La Roche Ltd. and the Company dated January 29, 2003.
10.10(13)*	License Agreement between F. Hoffmann-La Roche Ltd. and the Company dated January 29, 2003.
10.11(13)*	Affymetrix Instrument and Chip Supply Agreement between F. Hoffmann-La Roche Ltd. and the Company dated January 29, 2003.
10.12(13)*	Research & Development Collaboration Agreement between F. Hoffmann-La Roche Ltd. and the Company dated January 29, 2003.
10.13(13)*	Diagnostic Product and Instrument Agency Agreement between F. Hoffmann-La Roche Ltd. and the Company dated January 29, 2003.
10.14(13)*	Affymetrix Instrument Agency Agreement between F. Hoffmann-La Roche Ltd. and the Company dated January 29, 2003.

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
10.15(14)	Lease between Sobrato Interests and the Company dated July 3, 2002 (3420 Central Expressway, Santa Clara, CA).
10.16(14)	First Amendment to Lease between Sobrato Interests and the Company dated September 30, 2003 (3420 Central Expressway, Santa Clara, CA).
10.17(15)‡	Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan, as adopted effective March 9, 2000 and amended through June 23, 2008.
10.18(16)‡	Form of Non-Qualified Stock Option Agreement under the Affymetrix, Inc. Amended and Restated 1996 Non-Employee Directors Stock Plan.
10.19‡	Form of Stock Option Agreement under the Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan.
10.20(A)(17)‡	Nonqualified Supplemental Deferred Compensation Plan of the Company
10.20(B)(17)‡	Nonqualified Supplemental Deferred Compensation Plan Adoption Agreement.
10.21(18)	Fifth Amendment to Lease between Sobrato Interests and the Company dated July 3, 2002 (3380 Central Expressway, Santa Clara, CA).
10.22(18)	First Amendment to Lease between Sobrato Interests and the Company dated July 3, 2002 (3450 Central Expressway, Santa Clara, CA).
10.23(19)	Lease between Keppel Logistics Pte Ltd. and Affymetrix Pte Ltd. dated as of January 1, 2006 (7 Gul Circle, Singapore 629363).
10.24‡	Form of Restricted Stock Agreement under the Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan.
10.25(20)‡	Agreement between the Company and Thane Kreiner, Ph.D. dated May 10, 2006.
10.26(21)‡	Agreement between the Company and Susan E. Siegel dated May 30, 2006.
10.27(22)‡	Offer Letter from the Company to Kevin M. King dated December 18, 2006.
10.28(23)**	Amendment Agreement dated December 22, 2006 by and among F. Hoffmann-La Roche Ltd., Roche Molecular Systems, Inc. and the Company
10.29(24)‡	Offer Letter from the Company to John C. Batty dated May 16, 2007.
10.30(25)‡	Separation Agreement dated July 27, 2007 between the Company and Thane Kreiner.
10.31(26)	Settlement and Release Agreement dated January 9, 2008 between the Company and Illumina, Inc.
10.32(27)	Affymetrix, Inc. Change of Control Plan, as amended through November 5, 2008.
10.33(27)‡	Offer Letter from the Company to John F. (Rick) Runkel dated October 6, 2008.
10.34	Offer Letter from the Company to Frank Witney dated November 7, 2008.
21	List of Subsidiaries.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference to Registrant's Form 8-K as filed on June 13, 2000 (File No. 000-28218).

(2)
Incorporated by reference to Registrant's Form 10-Q as filed on November 7, 2008 (File No. 000-28218).

(3)
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

(11)
Incorporated by reference to Registrant's Registration Statement on Form S-3 as filed on July 12, 1999 (File No. 333-82685), as amended.

(12)
Incorporated by reference to Registrant's Form 10-Q as filed on May 15, 2001 (File No. 000-28218).

(13)
Incorporated by reference to Registrant's Form 10-Q as filed on May 15, 2003 (File No. 000-28218).

(14)
Incorporated by reference to Registrant's Form 10-K as filed on March 15, 2004 (File No. 000-28218).

(15)
Incorporated by reference to Registrant's Form 10-Q as filed on August 8, 2008 (File No. 000-28218).

(16)
Incorporated by reference to Registrant's Form 10-Q as filed on November 9, 2004 (File No. 000-28218).

(17)
Incorporated by reference to Registrant's Form 8-K as filed on November 7, 2008 (File No. 000-28218).

(18)
Incorporated by reference to Registrant's Form 10-K as filed on March 16, 2005 (File No. 000-28218).

(19)
Incorporated by reference to Registrant's Form 10-K as filed on March 9, 2006 (File No. 000-28218).

(20)
Incorporated by reference to Registrant's Form 10-K as filed on March 1, 2007 (File No. 000-28218).

(21)
Incorporated by reference to Registrant's Form 8-K as filed on May 30, 2006 (File No. 000-28218).

(22)
Incorporated by reference to Registrant's Form 8-K as filed on December 19, 2006 (File No. 000-28218).

(23)
Incorporated by reference to Registrant's Form 8-K as filed on December 22, 2006 (File No. 000-28218).

(24)
Incorporated by reference to Registrant's Form 8-K as filed on June 6, 2007 (File No. 000-28218).

(25)
Incorporated by reference to Registrant's Form 8-K as filed on August 1, 2007 (File No. 000-28218).

(26)
Incorporated by reference to Registrant's Form 10-K as filed on February 29, 2008 (File No. 000-28218).

(27)
Incorporated by reference to Registrant's Form 10-Q as filed on November 7, 2008 (File No. 000-28218).

†
The merger agreement has been included with this Form 10-K to provide you with information regarding its terms and is not intended to modify or supplement any factual disclosures about the Company or Panomics in our public reports filed with the SEC. In particular, the merger agreement is not intended to be, and should not be relied upon as, disclosure regarding any facts and circumstances relating to the Company or Panomics. The representations and warranties were negotiated with the principal purpose of establishing the circumstances in which a party may have the right not to close the merger if the representations and warranties of the other party proved to be untrue due to a change in circumstance or otherwise, and allocated risk between the parties rather than establishing matters as facts. The representations and warranties also may be subject to a contractual standard of materiality different from those generally applicable to shareholders.

‡
Management contract, compensatory plan, contract or arrangement

*
Confidential treatment granted

**
Confidential treatment requested