Form 10-K/A
period 2008-12-31
AFFYMETRIX INC
filed 2009-04-30
CIK 913077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 0-28218

AFFYMETRIX, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	77-0319159
(State or other jurisdiction of	(IRS Employer Identification Number)
incorporation or organization)

3420 CENTRAL EXPRESSWAY
SANTA CLARA, CALIFORNIA	95051
(Address of principal executive offices)	(Zip Code)

(408) 731-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	The Nasdaq Global Market
Preferred Stock Purchase Rights	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such filed). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant at June 30, 2008, based on the closing price of such stock on the Nasdaq Global Market on such date, was approximately $716 million. The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding on February 20, 2009, was 70,685,572.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Pursuant to General Instruction G(3) to Form 10-K, this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the U.S. Securities and Exchange Commission on March 2, 2009 (the “Original Filing”), is being filed for the sole purpose of including information in Part III, Items 10 through 14, because the definitive proxy statement for our 2009 Annual Meeting of Shareholders will not be filed with the SEC within 120 days after the end of our 2008 fiscal year. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

In accordance with Rule 12b-15 under the Exchange Act, Part III, Items 10 through 14 of the Original Filing are hereby amended and restated in their entirety, and Part IV, Item 15 of the Original Filing is hereby amended and restated in its entirety solely to include as exhibits the new certifications required by Section 302 of Sarbanes-Oxley Act of 2002. This Amendment No. 1 does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.  This Amendment No. 1 does not reflect events occurring after the filing of the Original Filing or modify or update disclosures, including the exhibits to the Original Filing, affected by subsequent events.

AFFYMETRIX, INC.

FORM 10-K

DECEMBER 31, 2008

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Our bylaws provide for a Board of Directors (“Board”) consisting of at least six but not more than eleven directors. The term of office of all of our current directors will expire at our 2009 annual meeting. Currently, we have eight directors.

Name	Age	Principal Occupation	Director Since
Stephen P.A. Fodor, Ph.D.	55	Founder and Executive Chairman of Affymetrix, Inc.	1993

Kevin M. King	52	Chief Executive Officer and President of Affymetrix, Inc.	2009

Paul Berg, Ph.D.	82	Cahill Professor in Cancer Research and Biochemistry, Emeritus; Director, Emeritus, Beckman Center for Molecular and Genetic Medicine, Stanford University School of Medicine	1993

Susan D. Desmond-Hellmann, M.D., M.P.H.	51	President, Product Development, Genentech, Inc.	2004

John D. Diekman, Ph.D.	66	Managing Partner, 5AM Ventures	1993

Robert H. Trice, Ph.D.	62	Senior Vice President, Business Development, Lockheed Martin Corporation	2006

Robert P. Wayman	63	Executive Vice President and Chief Financial Officer (Retired), Hewlett-Packard Company	2007

John A. Young	77	President and Chief Executive Officer (Retired), Hewlett-Packard Company	1993

Stephen P.A. Fodor, Ph.D., is our Founder and Executive Chairman.  Dr. Fodor has served as our director since 1993, Executive Chairman since 2009, Chief Executive Officer from 1997 to 2008 and Chairman from 1999 to 2008. At various times between 1993 and 1997, Dr. Fodor served as our President, Chief Operating Officer and Chief Technology Officer. Dr. Fodor was Vice President and Director of Physical Sciences at the Affymax Research Institute from 1989 to 1993. Dr. Fodor is also a founder and the Chairman of the Board of Perlegen Sciences, Inc. (“Perlegen”), a genomics company formed in September 2000 by the Company and currently partly owned by the Company. Dr. Fodor also serves as a director of Sunesis Pharmaceuticals, Inc. and a Trustee of the Carnegie Institution of Washington.

Kevin M. King is our Chief Executive Officer and President.  Mr. King has served as CEO since January 2009 and as President since September 2007.  Mr. King joined us in January 2007 as President of Life Sciences Business and Executive Vice President and served in that capacity until September 2007. From February 2005 until June 2006, Mr. King was President and Chief Executive Officer of Thomson Healthcare. From 1997 to 2004, Mr. King held various managerial positions at General Electric Healthcare, most recently as Vice President and General Manager of Global Clinical Systems from June 2000 to November 2004.

Paul Berg, Ph.D., has served as a director since 1993. Dr. Berg is Cahill Professor of Cancer Research and Biochemistry, Emeritus and Director, Emeritus of the Beckman Center for Molecular and Genetic Medicine at the Stanford University School of Medicine. He received the Nobel Prize in Chemistry in 1980, the National Medal of Science in 1983, and is a member of the National Academy of Sciences, the Royal Society, London, and the French Academy of Sciences. Dr. Berg also serves as the Board liaison to our Scientific Advisory Board. Dr. Berg also serves as a director of Gilead Sciences, Inc. and is on the Advisory Board of Schering-Plough BioPharma, a subsidiary of Schering-Plough Corp.

Susan D. Desmond-Hellmann, M.D., M.P.H., has served as a director since 2004. Dr. Desmond-Hellmann served as President, Product Development at Genentech, Inc. from February 2004 to May 1, 2009, and currently serves as advisor and member of Genentech’s Scientific Advisory Board. Dr. Hellmann joined Genentech in 1995 as a clinical scientist, was named Chief Medical Officer in 1996, and became executive vice president, Development and Product Operations, in 1999.

John D. Diekman, Ph.D., has served as a director since 1993. Dr. Diekman has served as a managing partner of 5AM Ventures, a life sciences investment partnership, since August 2002. From June 1998 until July 2002, Dr. Diekman served as a managing director of Bay City Capital, a life sciences merchant bank. Dr. Diekman served as Chairman of the Company from 1993 to August 1999 and served as Vice Chairman from July 1999 to December 1999. Dr. Diekman served as Chief Executive Officer of the Company from July 1995 to March 1997. Prior to such time, Dr. Diekman served as President and Chief Operating Officer of Affymax N.V. from 1991 to March 1995 and as Chairman of the Board of Affymax from 1994 to July 1995.

Robert H. Trice, Ph.D., has served as a director since 2006. Dr. Trice has been Senior Vice President for Business Development at Lockheed Martin Corporation since October 1998 and assumed additional duties as Senior Vice President for Strategy and Business Development at Lockheed Martin Corporation effective March 1, 2009.

Robert P. Wayman has served as a director since 2007. Mr. Wayman served as Executive Vice President and Chief Financial Officer of Hewlett-Packard Company from 1984 until his retirement in December of 2006. Mr. Wayman also served as Interim Chief Executive Officer of Hewlett-Packard Company from February 2005 through March 2005 and served on the Board of Directors of Hewlett-Packard Company from February 2005 to March 2007 and from 1993 to 2002. Mr. Wayman has served as a director of Sybase Inc. since 1995.

John A. Young has served as a director since 1993. Mr. Young retired as President and Chief Executive Officer of Hewlett-Packard Company in October 1992 after a career with the company which began in 1958. He serves as a director of Fluidigm Corporation, Nanosys, Inc. and Perlegen. He is a member of the National Academy of Engineering. He served as co-chairman of President Clinton’s Committee of Advisors on Science and Technology from 1993 to 2000.

Audit Committee

We have a separately-designated standing audit committee.  The Audit Committee consists of three members, Dr. Diekman, Dr. Trice and Mr. Wayman, its Chairman. The Board has determined that Mr. Wayman is qualified as an “audit committee financial expert” within the meaning of applicable SEC regulations and has the accounting and related financial sophistication required by NASDAQ listing standards. The Board also has determined that each of the Audit Committee members is independent within the meaning of the NASDAQ listing standards, applicable SEC regulations and our Corporate Governance Guidelines, and that each member has the financial literacy required by the NASDAQ listing standards.

Executive Officers

Our executive officers, and their ages and positions are as follows:

Name	Age	Position
Stephen P.A. Fodor, Ph.D.	55	Founder and Executive Chairman
Kevin M. King	52	Chief Executive Officer and President
John C. Batty	54	Executive Vice President and Chief Financial Officer
John F. Runkel, Jr.	53	Executive Vice President, General Counsel and Secretary

Stephen P.A. Fodor, Ph.D.  See “Directors”, above.

Kevin M. King.  See “Directors”, above.

John C. Batty joined us in June 2007 as Executive Vice President and Chief Financial Officer. Mr. Batty served as Senior Vice President of Finance and Chief Financial Officer of Credence Systems Corporation from 2005 to 2007. From 1999 to 2005, Mr. Batty held several management positions with Network Equipment Technologies Inc., a global provider of networking technology platforms, most recently as its Chief Operating Officer from 2001 to 2004.

John F. Runkel, Jr. joined us in October 2008 as Executive Vice President, General Counsel and Secretary. Mr. Runkel served as Senior Vice President, General Counsel and Secretary of Intuitive Surgical, Inc., a provider of minimally-invasive robotic surgery technology, from 2006 to 2007. From 2004 to 2005, Mr. Runkel served as Senior Vice President of VISX Incorporated, a provider of laser vision correction technology, and as Vice President, General Counsel and Secretary from 2001 to 2004.

There are no family relationships among our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who beneficially own more than ten percent of our common stock to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of common stock. Executive officers, directors and ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge, during the year ended December 31, 2008, all executive officers, directors and ten percent stockholders complied with all Section 16(a) filing requirements.

Code of Ethics

We have adopted a code of business conduct and ethics for directors, officers (including our Chief Executive Officer, Chief Financial Officer and Corporate Controller) and employees, known as the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on our website at http://www.affymetrix.com in the Corporate Governance section under the “Investors” link. Stockholders may request a free copy of the Code of Business Conduct and Ethics by sending an email request to investor@affymetrix.com.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Principles and Practices

We call our compensation program a “Total Rewards” program to reflect our view that compensation and benefits should be viewed at an aggregate level, with the following primary guiding principles:

•                  Aligning compensation strategy with our business objectives;

•                  Creating a positive work environment that includes recognition based on merit and a focus on customer satisfaction;

•                  Attracting, retaining and motivating employees by offering a competitive compensation and benefits package; and

•                  Using long-term equity awards to align employee and stockholder interests.

The Compensation Committee reviews and provides oversight of our compensation and benefit policies generally and determines compensation for our executive officers. The compensation for our Chief Executive Officer is recommended by the Compensation Committee and approved or ratified by the full Board.  The Compensation Committee strives to achieve a Total Rewards package for Affymetrix executives that is closely tied to both individual and corporate performance, and aligned with the interests of stockholders.

Process for Determining Executive Compensation

The Compensation Committee has retained the outside compensation consulting firm of Hewitt Associates on an ongoing basis to inform the Compensation Committee on market practices, programs and compensation levels; evaluate our compensation practices; and assist in developing and implementing the executive compensation program and philosophy.

The Compensation Committee also gives considerable weight to the recommendations of members of senior management, including our Chief Executive Officer. The Compensation Committee believes this involvement of management is appropriate because they understand the daily contributions of other officers. For example, although our Chief Executive Officer does not recommend the form or amount of his own compensation, he recommends to the Compensation Committee the bonus amounts for the other executive officers based on his review of each individual’s performance for the year, company performance and market data.

The Compensation Committee reviews market data and compensation surveys in order to be informed of the market levels for executive compensation for our peer companies. The compensation survey that we use is provided by a third party.  Our “peer companies” are a group of biotechnology companies with employee population sizes of more than 500 and high technology companies with revenues between $200 and $500 million. We use this group of companies as an indicator of market practice because we feel that these companies are likely to compete with us in the recruitment of senior personnel. In determining an executive’s compensation, the Compensation Committee takes into account market practice as well as the factors described below.

Elements of Executive Compensation for Fiscal 2008

Our executive officers’ compensation currently has the following primary components:

•                  base salary;

•                  annual cash bonuses based on corporate and individual performance;

•                  long-term incentives in the form of stock options and restricted stock awards; and

•                  other health, welfare and retirement benefits.

In determining compensation for our executive officers, the Compensation Committee considers a variety of factors. For 2008 compensation, the most important factors included whether we achieved our specific financial and strategic goals and the individual’s contribution to the achievement of these goals. Other factors that are taken into account by the Compensation Committee include:

•                  extraordinary performance by an individual during the year;

•                  retention concerns;

•                  the executive’s tenure and experience;

•                  the executive’s historical compensation;

•                  comparison to the compensation of other executive officers (those at Affymetrix as well as other companies).

In reviewing executives’ overall Total Rewards package, the Compensation Committee considers an aggregate view of base salary and bonus opportunity, accumulated equity award gains, and the dollar value of benefits and perquisites, but generally views the various components of compensation as related but distinct.

Applying the factors described above with respect to fiscal 2008, the Compensation Committee determined that no cash bonuses would be paid to executive officers and that executive officers (other than Mr. King in connection with his promotion) would receive no salary increases in 2009. However, the Compensation Committee granted equity awards to executive officers in 2008 and 2009 to tie executive compensation to stockholder value creation, so that executive officers realize value through these equity awards to the extent our stock price increases.

Base Salary

Base salaries for our executive officers are established based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies for similar positions. Base salaries for our executive officers are intended to be competitive with the compensation paid to executives with comparable qualifications, experience and responsibilities in the same or similar businesses of comparable size. Base salaries are reviewed annually and adjusted from time to time to realign salaries with market levels.

Executives with the greatest level of responsibility and accountability have the highest base salaries to reflect the time commitment, level of risk and experience associated with those positions. Therefore, our Chief Executive Officer has a higher base salary than other executive officers. In addition, the level of salary paid to our Executive Chairman reflects his full-time position at Affymetrix and his experience with our business and technology.

Salaries for 2008 for our executive officers were raised between 4% to 11% from 2007 levels based on our 2007 performance (including achievement of our 2007 corporate goals), review of compensation surveys and the Compensation Committee’s determination of individual officers’ responsibilities, performance and experience. The Compensation Committee determined that there will be no increase in the salaries of our executive officers in 2009 from 2008 levels, except for Mr. King. As previously disclosed, in connection with Mr. King’s promotion to Chief Executive Officer and President of our company in January 2009, he received an increase in his annual base salary from $500,000 to $675,000, reflecting the significant increase in his duties and responsibilities as well as taking into consideration market practice for chief executive officers in our peer group. Mr. King’s housing allowance was discontinued commencing in 2009.

Cash Performance Bonus Program

Our bonus program is designed to reward participants based on attainment of specified levels of corporate financial and strategic goals as well as subjective factors related to the individual’s performance.

Although we use pre-established financial goals as a baseline for determining the aggregate level of funding of our bonus pool for the year, we consider a combination of achievement of financial goals and strategic goals, and other factors specific to the individual. In its determination of any pay-out under the bonus program, the Compensation Committee retains discretion to reduce or refuse to authorize any award under the bonus program despite attainment of any specific objectives, but also to grant bonuses based on individual performance even if corporate performance targets are not met.

Each named executive officer has an assigned target bonus level, expressed as a percent of base salary for the fiscal year, which for fiscal 2008 ranged from 50% to 75% of base salary. As with our base salary levels, executives with the greatest level of responsibility and accountability have the highest bonus target levels in order to place a significant portion of their total compensation at risk to reflect the impact they have on our overall corporate performance. As further described below, after review of the corporate financial and strategic performance for the year, the Compensation Committee establishes a general funding level for our bonus program, and then reviews individual factors in approving the actual bonus payment for each named executive officer.

For fiscal 2008, the Compensation Committee measured our performance according to financial and strategic goals that we set for the year. Our financial goals required us to achieve specified revenue and operating profit levels, and our strategic goals included the delivery of growth and profit, increasing customer satisfaction and the promotion of innovation, integrity and excellence.

While we achieved some of our strategic goals, the Compensation Committee did not award any bonus to our named executive officers because our financial results did not meet our financial goals for 2008.

Equity Incentives

Overview.  Our equity awards program is intended to align the long-term interests of executives with the interests of stockholders by enabling them to realize value based on stock price performance. We believe that the use of stock-based awards offers the best incentive to achieving these long-term goals. Our equity program is designed to encourage our employees to work towards the long-term success of Affymetrix and to encourage their long-term employment by imposing vesting schedules over several years.

Types of Equity Awards.  We use a combination of stock options and restricted stock awards. Because of the direct relationship between the value of an option and the increased market price of our common stock after the grant date, we feel that stock options continue to be important to motivate our executive officers to manage Affymetrix in a manner that is consistent with both the interests of our stockholders and our business objectives. In addition, we grant restricted stock awards, which we feel have two primary benefits. First, because restricted stock awards have no exercise price, we can grant smaller amounts of restricted stock awards for an equivalent initial valuation to a larger number of options, thereby resulting in fewer shares being granted to our employee base in any year. In addition, we believe restricted stock awards help retain our executive officers and key employees in both good and bad market conditions.

Grants During 2008.  Guidelines for executive equity grants are based on each individual executive’s position, responsibilities, performance and contribution to the achievement of our long-term goals, and competitive equity award data from biotechnology and high technology companies. During 2008, the Compensation Committee approved both options and restricted stock awards for our named executive officers (as disclosed under the “Grants of Plan-Based Awards” table in this Amendment No. 1). With respect to our annual grants of equity awards, the aggregate value of these annual awards, measured by initial Black-Scholes value for stock options and intrinsic value for restricted stock awards, for each individual was set at the 50th percentile relative to peer companies for similar positions. In addition, we granted Mr. Runkel new hire equity awards at higher than average market levels as an incentive for him to join our company. We also granted Mr. King equity awards in connection with his promotion to Chief Executive Officer and President.

Other Benefit Plans

Perquisites and Other Personal Benefits.  To remain competitive in the market for a high caliber management team, we provide some of our executive officers with fringe benefits. The Compensation Committee periodically reviews the benefits made available to executive officers to ensure that they are in line with market practice and reasonable under the circumstances. In 2008, the Compensation Committee approved the use of a private jet service for business and personal travel by Dr. Fodor that resulted in $66,501 of incremental costs to us. This benefit was discontinued for 2009. We provided Mr. King with relocation benefits (including a housing allowance) which continued during 2008 as reported in “Summary Compensation Table”, including assistance with the sale of his home as described under “Related Party Transactions” in this Amendment No. 1. His housing allowance was discontinued for 2009.

Deferred Compensation Plan.  We have a deferred compensation plan that allows certain of our employees, including executive officers, to defer the receipt of cash compensation. This is not a funded plan, and we do not make matching contributions to the deferred compensation plan. For 2008, none of our named executive officers participated or had an account balance in the plan.

Retirement Plans.  Executive officers are eligible to participate in all of our employee benefit plans, such as medical, dental, vision, group life, and accidental death and dismemberment insurance, as well as our 401(k) plan (with matching contributions from Affymetrix), in each case on the same basis as other employees, subject to applicable law. Executive officers are also eligible to participate in our long-term disability plan on the same basis as other employees, except that the long-term disability benefit for executive officers is 75% of their monthly salary, up to a maximum of $20,000 per month, whereas the benefit for all other employees is 60% of their monthly salary.

Recoupment Policy for Performance-Based Compensation

In March 2009, we adopted a policy for recoupment of incentive compensation. The policy provides that if we restate our reported financial results for any period beginning after the date of adoption, the Board of Directors will review the bonus and other awards made to executive officers based on financial results during the period subject to the restatement.  To the extent practicable and in the best interests of stockholders, the Board of Directors will seek to recover or cancel any such awards that were based on having met or exceeded performance targets that would not have been met under the restated financial results.

Change in Control and Severance Arrangements

We have a change in control severance policy that provides for the treatment of outstanding equity awards and the receipt of severance benefits for employees (including all of our named executive officers) who are terminated, or whose jobs are materially adversely affected, as a result of a change in control. Our Board of Directors may amend or terminate this policy at any time prior to a change in control, and the Compensation Committee periodically evaluates the benefits provided and other terms of the policy. In 2008, after reviewing market practices and the potential costs, the Compensation Committee increased the cash severance benefits to our executive officers from 18 months’ base salary to 24 months’ base salary. The purpose of this policy is to mitigate some of the risk that exists for executives working in a company of our size while there remains significant acquisition activity in the biotechnology industry. We believe the policy helps attract and retain qualified executives who could have other job alternatives that may appear to them to be less risky absent this policy. In addition, in the event there were a potential change in control that could be beneficial to stockholders, we believe these severance packages would provide an incentive for these executives and other employees to continue to help successfully execute the acquisition from its early stages until closing while providing reasonable protection to our executives and other employees against a significant downsizing or restructuring that could result from the acquisition.

Accounting and Tax Considerations

For proposed equity awards, the Compensation Committee reviews the estimated employee stock-based compensation expenses in accordance with SFAS 123R. This valuation is one of the considerations used in reviewing the market competitiveness of individual equity awards.

We generally try to utilize available tax deductions whenever appropriate. The Compensation Committee, when determining executive compensation programs, considers all relevant factors, including the tax deductions that may result from such compensation, and weighs against that, our need to attract, retain and reward high-performing executives. We have paid, and will continue to pay, compensation to executive officers that may not be fully deductible if we believe that is necessary to attract, retain and reward high-performing executives. Stock options granted under our stock plans generally are intended to qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended, which limits the deductibility of non-performance-based compensation paid to certain covered employees that exceeds $1 million in any year, but the restricted stock awards we have granted to date are not eligible for this deduction. We will continue to review our executive compensation plans periodically to determine what changes, if any, should be made as the result of the limitation on deductibility.

Summary Compensation Table

The following table sets forth the compensation, for the most recent three fiscal years, for each person who served as our principal executive or financial officer during 2008 and our other three most highly compensated executive officers for fiscal year 2008 (collectively referred to as the “named executive officers” in this Amendment No. 1.)

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)*	Option Awards ($)*	Non-Equity Incentive Plan Compensation $	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(1)		Total ($)
Stephen P.A. Fodor(2)	2008	655,673	—		327,804	523,837	—	—	78,506	(3)	1,585,820
Founder and Executive	2007	630,673	—		66,243	286,629	635,000	—	73,256	(3)	1,691,801
Chairman	2006	606,154	—		37,505	291,184	—	—	47,468	(3)	982,311

Kevin M. King(2)	2008	491,346	—		566,756	267,791	—	—	188,497	(4)	1,514,390
Chief Executive Officer	2007	432,692	100,000	(5)	700,578	120,032	400,000	—	230,746	(6)	1,984,048
and President

John C. Batty(7)	2008	376,538	—		186,865	107,849	—	—	12,004		683,256
Executive Vice	2007	186,923	—		80,279	33,474	140,000	—	4,393		445,069
President and Chief
Financial Officer

Barbara A. Caulfield(8)	2008	256,885	—		119,252	85,142	—	—	7,877		469,156
Executive Vice	2007	411,577	950,000	(9)	71,633	146,409	210,000	—	20,523		1,810,142
President and General	2006	387,596	—		28,128	121,499	—	—	76,715		613,938
Counsel

John F. Runkel(10)	2008	62,308	—		5,229	2,792	—	—	3,199		73,528
Executive Vice
President and General
Counsel

*                                         The reported dollar value of stock awards and option awards is equal to the compensation expense recognized in our fiscal year financial statements under SFAS123R with respect to restricted stock awards and stock options, respectively, made to the named executive officers during that fiscal year and prior years. See Note 15 —Stockholders’ Equity of the Original Filing, regarding assumptions underlying valuation of our equity awards. The calculation for the expense recognized for stock options includes such factors as the number of shares, stock price on the grant date, expected term of the award and other factors, and so stock options that currently have exercise prices above our stock price are still considered to have a value for this purpose. The actual value of an option, if any, will depend on the future market price of our common stock and the option holder’s individual exercise and sale decisions. For a description of restricted stock and option awards made, exercised and vested during fiscal 2008, and outstanding at the end of fiscal 2008, see the tables set forth below.

(1)                                  Includes discretionary matching contributions made under our 401(k) plan and premiums paid by us on term life insurance policies for the benefit of the named executive officers.

(2)                                  Dr. Fodor was our Chairman and Chief Executive Officer for 2006, 2007 and 2008. In January 2009, Dr. Fodor became our Executive Chairman. Mr. King joined us in January 2007, and he was our President from September 2007 to December 2008. In January 2009, Mr. King was promoted to Chief Executive Officer and President.

(3)                                  Includes $66,502, $56,088 and $31,892 in aggregate incremental costs to Affymetrix associated with the personal jet service for Dr. Fodor in 2008, 2007 and 2006, respectively. These jet service costs are measured by the payments actually made by the Company to the third-party provider of the jet services and may be different than the amount attributed to Dr. Fodor as income for tax purposes.

(4)                                  Includes:

•                  the amounts described in footnote (1);

•                  $138,996 of housing allowance paid to Mr. King in 2008; and

•                  Relocation benefits totaling $37,497 in 2008 that represent reimbursement of relocation expenses for Mr. King and the carrying costs of Mr. King’s residence in New Jersey pending sale.

(5)                                  Represents a signing bonus when Mr. King joined the Company.

(6)           Includes:

•                  the amounts described in footnote (1);

•                  $46,332 of housing allowance paid to Mr. King in 2007; and

•                  payments totaling $173,169 in 2007 that represent reimbursement of relocation expenses for Mr. King, the carrying costs of Mr. King’s residence in New Jersey pending sale and the costs of providing temporary housing to Mr. King in the Bay Area.

(7)                                  In June 2007, Mr. Batty was appointed as Executive Vice President and Chief Financial Officer. His compensation for 2007 reflects this partial year of service.

(8)                                  Effective June 13, 2008, Ms. Caulfield resigned as our Executive Vice President and General Counsel. Her compensation for 2008 reflects this partial year of service.

(9)                                  Represents a special bonus awarded to Ms. Caulfield during 2007.

(10)                            In October 2008, Mr. Runkel was appointed our Executive Vice President and General Counsel. His compensation for 2008 reflects this partial year of service.

Grants of Plan-Based Awards

The following table sets forth information regarding stock options, restricted stock awards and incentive plan awards granted to our named executive officers during the fiscal year 2008.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)		All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Underlying	Exercise of Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Target ($)		Units (#)(2)	Options (#)(2)	Awards ($/sh)	Awards ($)(3)
Stephen P.A. Fodor	02/06/08	$495,000		75,000	150,000	19.92	1,136,340
	02/06/08						1,494,000
	06/27/08			25,000	200,000	10.29	775,880
	06/27/08						251,500

Kevin M. King	02/05/08	$325,000		24,000	50,000	20.48	389,430
	02/05/08						491,520
	06/27/08			20,000	150,000	10.29	581,910
	06/27/08						201,200

John C. Batty	02/05/08	$190,000		9,200	20,000	20.48	155,772
	02/05/08						188,416
	06/27/08			13,000	65,000	10.29	252,161
	06/27/08						130,780

Barbara A. Caulfield	02/05/08	$0	(4)	9,200	20,000	20.48	155,772
	02/05/08						188,416

John F. Runkel	10/20/08	$0	(5)	30,000	30,000	5.05	80,892
	10/20/08						151,500

(1)           There is no threshold or maximum bonus amount with respect to any named executive officer. Our named executive officers have target bonuses that range from 50% to 75% of their annual base salaries. The amount of the bonus payment actually paid is based on a combination of company and individual performance factors as described in “Compensation Discussion and Analysis” above. No bonus payments were made with respect to services rendered in fiscal 2008.

(2)           All of the stock options have seven-year terms. Each of the stock and option awards reported in this table vest in equal annual installments over four years from the grant date, except as follows:

•                  Mr. King’s 50,000 stock options granted on February 5, 2008 vested with respect to 20,000 shares on February 5, 2009, and the remaining shares will vest in equal installments of 10,000 shares on February 5, 2010, February 5, 2011 and February 5, 2012.

(3)           This column represents the full grant date fair valuation of each equity award computed under SFAS 123R. See Note 15 —Stockholders’ Equity of the Original Filing regarding assumptions underlying valuation of our equity awards.

(4)           Ms. Caulfield left Affymetrix in June 2008.

(5)           Mr. Runkel joined Affymetrix in October 2008 and was not eligible for a cash bonus for fiscal 2008.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information regarding outstanding stock options and restricted stock awards as of December 31, 2008 for the named executive officers.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options: Exercisable (#)	Number of Securities Underlying Unexercised Options: Unexercisable (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Stephen P.A. Fodor, Ph.D.	300,000	—			24.44	06/30/2009
	300,000	—			47.85	10/01/2010
	100,000	—			32.99	11/15/2011
	32,500	32,500	(2)		27.82	05/26/2013
	—	150,000	(3)		19.92	02/06/2015
	—	200,000	(4)		10.29	06/27/2015
							106,000	(5)	316,940

Kevin M. King	10,000	30,000	(6)		24.68	01/08/2014
	10,000	30,000	(7)		25.71	06/06/2014
	—	50,000	(8)		20.48	02/05/2015
	—	150,000	(9)		10.29	06/27/2015
							86,000	(10)	257,140

John C. Batty	7,500	22,500	(11)		26.61	06/18/2014
	—	20,000	(12)		20.48	02/05/2015
	—	65,000	(13)		10.29	06/27/2015
							44,700	(14)	133,653

Barbara A. Caulfield	—	—			—	—	—		—

John F. Runkel	—	30,000	(15)		5.05	10/20/2015
							30,000	(16)	89,700

(1)	Assumes a stock price of $2.99 a share, which was the closing market price of the Company’s stock on December 31, 2008 (the last trading day of fiscal 2008).

(2)	Options vest in four equal annual installments of 16,250 shares from the grant date of May 26, 2006.

(3)	Options vest in four equal annual installments of 37,500 shares from the grant date of February 6, 2008.

(4)	Options vest in four equal annual installments of 50,000 shares from the grant date of June 27, 2008.

(5)

12,000 restricted stock awards were granted on May 26, 2006 and vest in four equal annual installments from the grant date. 75,000 restricted stock awards were granted on February 6, 2008 and vest in four equal annual installments from the grant date. 25,000 restricted stock awards were granted on June 27, 2008 and vest in four equal annual installments from the grant date.

(6)	Options vest in four equal annual installments of 10,000 shares from the grant date of January 8, 2007.

(7)	Options vest in four equal annual installments of 10,000 shares from the grant date of June 6, 2007.

(8)

Options vested with respect to 20,000 shares on February 5, 2009 and will vest with respect to the remaining 30,000 shares in equal annual installments of 10,000 shares on February 5, 2010, February 5, 2011 and February 5, 2012.

(9)	Options vest in four equal annual installments of 37,500 shares from the grant date of June 27, 2008.

(10)

60,000 restricted stock awards were granted on January 8, 2007 and vested with respect to 20,000 shares on July 8, 2007, with respect to 10,000 shares on January 8, 2008 and with respect to 15,000 shares on January 8, 2009, and will vest with respect to the remaining 15,000 shares on January 8, 2010. 16,000 restricted stock awards were granted on June 6, 2007 and vest in four equal annual installments from the grant date. 24,000 restricted stock awards were granted on February 5, 2008 and vest in four equal annual installments from the grant date. 20,000 restricted stock awards were granted on June 27, 2008 and vest in four equal annual installments from the grant date.

(11)	Options vest in four equal annual installments of 7,500 shares from the grant date of June 18, 2007.

(12)	Options vest in four equal annual installments of 5,000 shares from the grant date of February 5, 2008.

(13)	Options vest in four equal annual installments of 16,250 shares from the grant date of June 27, 2008.

(14)

30,000 restricted stock awards were granted on June 18, 2007 and vest in four equal annual installments from the grant date. 9,200 restricted stock awards were granted on February 5, 2008 and vest in four equal annual installments from the grant date. 13,000 restricted stock awards were granted on June 27, 2008 and vest in four equal annual installments from the grant date.

(15)	Options vest in four equal annual installments of 7,500 shares from the grant date of October 20, 2008.

(16)	30,000 restricted stock awards were granted on October 20, 2008 and vest in four equal annual installments from the grant date.

Options Exercised and Stock Vested

The following table sets forth certain information regarding options and stock awards exercised and vested, respectively, during 2008 for the named executive officers.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Stephen P.A. Fodor, Ph.D.	—	—	3,000	$35,370
Kevin M. King	—	—	14,000	$274,580
John C. Batty	—	—	7,500	$83,550
Barbara A. Caulfield	—	—	4,250	$50,367
John F. Runkel	—	—	—	—

(1)                                  The amount in this column reflects the closing price of our common stock on the date of vesting multiplied by the number of shares vesting.

Change in Control and Severance Arrangements

Change in Control Severance.  The Company has a change in control policy. The policy applies to all employees and directors, but our named executive officers receive greater benefits.

The Company’s change in control policy may be amended or terminated by the Board at any time prior to a change in control. However, the policy may not be terminated or amended in a manner adversely to any person covered by the policy for 12 months following a change in control (which includes such transactions as a change in at least 50% of the voting power of our stock through a merger or acquisition by a person or a group). The termination or amendment of the policy at any time shall not affect any benefits to which a person covered by the policy previously has become entitled.

Subject to signing a release of claims, upon a qualifying termination a named executive officer will receive:

•                  full vesting of all equity awards;

•                  24 months of base salary;

•                  24 months of continued health benefits (unless the named executive officer earlier becomes eligible for group benefits from another employer); and

•                  6 months of outplacement services.

A “qualifying termination” means (i) an involuntary termination without cause in connection with, or within 12 months following, a change in control, or (ii) resignation of employment within 6 months following a change in control due to a material reduction in base salary, target bonus opportunity or job duties and responsibilities from those in effect immediately prior to the change in control.

Upon a change in control, outstanding equity awards may be assumed by the acquirer, become fully vested or be cashed out.

The following table shows the severance benefits that would be received by each named executive officer upon a qualifying termination following a change in control, assuming the individual was terminated on December 31, 2008 and based on the individual’s base salary for fiscal 2008 as set forth in the Summary Compensation Table above.

Name	Cash Severance ($)	Accelerated Equity Value ($)(1)	Other Benefits Value ($)(2)
Stephen P.A. Fodor, Ph.D.	1,320,000	316,940	32,280
John C. Batty	750,000	133,653	32,280
John F. Runkel, Jr.	720,000	89,700	32,280
Kevin M. King	1,000,000	257,140	32,280

(1)                                  The value of unvested restricted stock or restricted stock units is based on $2.99 per share, the closing price of our common stock on December 31, 2008. The value of accelerated vesting of the options is based solely on the excess, if any, of $2.99 per share over the exercise price of the unvested portion (as of December 31, 2008) of the individual’s stock options. All of the unvested stock options held by our named executive officers as of December 31, 2008 have exercise prices higher than the closing price of our common stock on December 31, 2008.

(2)                                  Represents the estimated value of health, dental and vision insurance coverage and outplacement services.

Compensation of Directors

The following table sets forth compensation for our non-employee directors for fiscal year 2008.

Name	Fees Earned or Paid in Cash ($)(1)		Stock Awards ($)(2)(3)(4)	Option Awards ($)(2)(3)(4)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Paul Berg, Ph.D.	83,063	(5)	—	112,700	—	—	—	195,763
Susan D. Desmond- Hellmann, M.D.	73,333		—	112,700	—	—	—	186,033
John D. Diekman, Ph.D.	82,500		—	112,700	—	—	—	195,200
Vernon R. Loucks, Jr.	62,500		—	112,700	—	—	—	175,200
Robert H. Trice, Ph.D.	78,333		45,459	46,562	—	—	—	170,354
Robert P. Wayman	81,666		37,984	132,051	—	—		251,701
John A. Young	90,000		45,459	0	—	—	—	135,459

(1)                                  This column represents the cash compensation received in 2008 for Board and committee services.

(2)                                  For 2008, each non-employee director could elect for a grant of (a) 24,952 stock options which vest one year after the date of grant and have an exercise price equal to $11.30 per share, (b) 9,524 restricted stock units, which vest in equal installments over three years from the date of grant, or (c) a combination of 12,476 stock options and 4,762 restricted stock units.

(3)                                  At December 31, 2008, each of our directors held the following number of options and restricted stock units: Dr. Berg, 95,999 options; Dr. Desmond-Hellmann, 75,999 options; Dr. Diekman, 95,999 options; Mr. Loucks, 65,999 options; Dr. Trice, 30,000 options and 12,556 restricted stock units; Mr. Wayman, 32,476 options and 7,794 restricted stock units; and Mr. Young, 60,000 options and 12,556 restricted stock units. For grants during 2008, the grant date fair value for each restricted stock unit was $11.30, and for each option was $4.44.

(4)                                  The reported dollar value of stock awards and option awards is equal to the compensation expense recognized in our 2008 financial statements under SFAS123R with respect to all equity awards made to the directors during 2008 and prior years. See Note 15—Stockholders’ Equity of the Original Filing regarding assumptions underlying valuation of our equity awards. The calculation for the expense recognized for stock options includes such factors as the number of shares, stock price on the grant date, expected term of the award and other factors, and so stock options that currently have exercise prices above our stock price are still considered to have a value for this purpose. The actual value of an option, if any, will depend on the future market price of our common stock and the option holder’s individual exercise and sale decisions. The calculation for the expense recognized for stock awards is based on the fair market value of our common stock on the grant date.

(5)                                  This amount includes payment of $23,063 to Dr. Berg in 2008 for his service as Board liaison to our Scientific Advisory Board.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee consists of three members, Dr. Berg, Dr. Desmond-Hellmann and Mr. Young, its Chairman. Each of the members of the Compensation Committee is independent within the meaning of the NASDAQ listing standards. During 2008, none of our executive officers served on the compensation committee or board of any other company whose executive officers serve as a member of our board or compensation committee, and no compensation committee member had any relationship requiring disclosure under Item 404 of Regulation S-K.

Compensation Committee Report

We have reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K and Affymetrix’ proxy statement on Schedule 14A.

Submitted by:	John A. Young, Chairman Paul Berg, Ph.D. Susan D. Desmond-Hellmann, M.D., M.P.H. Members of the Compensation Committee

Notwithstanding anything to the contrary set forth in any of the Company’s previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that incorporate future filings, including this annual report on Form 10-K, in whole or in part, the foregoing Compensation Committee Report shall not be incorporated by reference into any such filings.

ITEM 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of our shares of common stock as of April 15, 2009 by:

•                  each person known to us to beneficially own more than five percent of our outstanding shares of common stock;

•                  each director and nominee for director;

•                  each of the officers named in the Summary Compensation Table above; and

•                  all directors and executive officers as a group.

Unless otherwise indicated, the address of each of the individuals named below is: c/o Affymetrix, Inc., 3420 Central Expressway, Santa Clara, California 95051.

Name and Address of Beneficial Owner	Shares Beneficially Owned(1)	Percentage of Shares Beneficially Owned(1)(2)
Greater than 5%
Barclays Global Investors, NA.(3) 400 Howard Street San Francisco, CA 94105	4,835,597	6.84%
PRIMECAP Management Company(4) 225 South Lake Avenue #400 Pasadena, CA 91101	5,113,218	7.23%
Directors and Executive Officers
John C. Batty(5)	69,027	*
Paul Berg, Ph.D.(6)	159,535	*
Susan D. Desmond-Hellmann, M.D., M.P.H.(7)	75,999	*
John D. Diekman, Ph.D.(8)	257,795	*
Stephen P.A. Fodor, Ph.D.(9)	1,000,780	1.40%
Kevin M. King(10)	247,622	*
John F. Runkel(11)	30,000	*
Robert H. Trice, Ph.D.(12)	36,205	*
Robert P. Wayman(13)	37,094	*
John A. Young(14)	211,427	*
All directors and executive officers as a group (10 persons)(15)	2,125,484	2.95%

*                                         Represents beneficial ownership of less than one percent of the common stock.

(1)                                  Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of April 15, 2009 are deemed outstanding. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of other persons. The persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and except as indicated in the other footnotes to this table.

(2)                                  Percentage of beneficial ownership is based on 70,694,542 shares of common stock outstanding as of April 15, 2009.

(3)                                  Barclays Global Investors, N.A. (“Barclays”), as set forth on Schedule 13G filed with the SEC on February 5, 2009, has sole voting power with respect to 1,501,460 shares, and sole dispositive power with respect to 1,761,154 shares. Barclays Global Fund Advisors, a Barclays affiliate, has sole voting power with respect to 2,629,627 shares and sole dispositive power with respect to 3,024,884 shares. Barclays Global Investors, Ltd., a Barclays affiliate, has sole dispositive power with respect to 49,559 shares.

(4)                                  PRIMECAP Management Company, as set forth on Schedule 13G/A filed with the SEC on February 12, 2009, has sole voting power with respect to 2,725,318 shares and sole dispositive power with respect to 5,113,218 shares.

(5)                                  Includes 12,500 shares issuable upon exercise of options exercisable within 60 days of April 15, 2009.

(6)                                  Includes 95,999 shares issuable upon exercise of options exercisable within 60 days of April 15, 2009.

(7)                                  Includes 75,999 shares issuable upon exercise of options exercisable within 60 days of April 15, 2009.

(8)                                  Includes 95,999 shares issuable upon exercise of options exercisable within 60 days of April 15, 2009, 81,398 shares held by John D. Diekman and Susan P. Diekman, as trustees of a revocable trust dated June 30, 1995, and 400 shares held in Mr. Diekman’s retirement account.

(9)                                  Includes 786,250 shares issuable upon exercise of options exercisable within 60 days of April 15, 2009 and 30,000 shares held by The Fodor Family Trust.

(10)                            Includes 60,000 shares issuable upon exercise of options exercisable within 60 days of April 15, 2009.

(11)                            Includes no shares issuable upon exercise of options exercisable within 60 days of April 15, 2009.

(12)                            Includes 34,690 shares issuable upon exercise of options exercisable, and restricted stock units vesting, within 60 days of April 15, 2009.

(13)                            Includes 35,579 shares issuable upon exercise of options exercisable, and restricted stock units vesting, within 60 days of April 15, 2009.

(14)                            Includes 64,690 shares  issuable upon exercise of options exercisable, and restricted stock units vesting, within 60 days of April 15, 2009.

(15)                            Includes 1,261,706 shares issuable upon exercise of options exercisable, and restricted stock units vesting, within 60 days of April 15, 2009.

Equity Compensation Plan Information

The following table summarizes information regarding our stock incentive plans as of December 31, 2008.

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders(1)	5,353,501		$21.71	(3)	2,381,394
Equity compensation plans not approved by security holders	937,625	(2)	$30.92	(3)	804,026	(4)
Total	6,291,126		$23.08	(3)	3,185,420

(1)                                  Includes the Amended and Restated 1993 Stock Plan and the Amended and Restated 1996 Non-Employee Directors Stock Option Plan, which have expired, and the Amended and Restated 2000 Equity Incentive Plan.

(2)                                  Includes options under the 1998 Stock Plan plus options to purchase an aggregate of 42,654 shares outstanding under the Affymetrix/GMS 1998 Stock Plan, the Affymetrix/Neomorphic 1998 Stock Plan and the Affymetrix/ParAllele 2001 Stock Plan (“Acquired Plans”), each of which was assumed in connection with acquisitions by Affymetrix and under which no future awards will be issued.

(3)                                The calculation of the weighted average exercise price does not include 33,706 shares subject to restricted stock units that are exercisable for no consideration.

(4)                                The only non-stockholder-approved plan under which shares remain available for issuance of future awards is the 1998 Stock Incentive Plan, or the 1998 Stock Plan.

1998 Stock Incentive Plan

In 1998, the Board adopted the non-stockholder-approved Affymetrix 1998 Stock Incentive Plan, or the 1998 Stock Plan. Our directors and officers are not eligible to receive grants under the 1998 Stock Plan. Options granted under the 1998 Stock Plan expire no later than ten years from the date of grant. The option price is required to be at least 100% of the fair market value of the common stock on the date of grant. Vesting terms of options or restricted stock granted under the 1998 Stock Plan from time to time are determined by the Board.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Transactions

Related Person Transaction Policy

Under a written policy that has been adopted by our Board of Directors, we review all transactions involving us in which any of our directors, director nominees, significant shareholders and executive officers or their immediate family members are participants to determine whether such person has a direct or indirect material interest in the transaction. All directors, director nominees and executive officers are required to promptly notify our Secretary of any proposed transaction involving us and in which such person has a direct or indirect material interest. Such proposed transaction is then reviewed by either our Board as a whole or a designated committee thereof consisting of a majority of independent directors to determine whether or not to approve or ratify the transaction based on the following criteria:

•                  The character and materiality of the related person’s interest in the transaction;

•                  The commercial reasonableness of the terms of the transaction;

•                  The benefit or lack thereof to the company;

•                  The opportunity costs of alternate transactions;

•                  The actual or apparent conflict of interest of the related person; and

•                  Any other matters the reviewing body deems appropriate.

After such review, the reviewing body approves or ratifies the transaction only if it determines that the transaction is in, or not inconsistent with, the best interests of the Company and our stockholders. On an annual basis, the reviewing body reviews previously approved transactions with related parties under the standard described above to determine whether such transactions should continue. Transactions involving Perlegen Sciences, Inc. that would otherwise be subject to the related person transaction policy set forth above are instead reviewed by the Perlegen Oversight Committee, as described below.

Relocation Assistance

As part of our December 2006 offer letter with Mr. King, we agreed to provide him with relocation assistance in selling his primary residence in New Jersey through a third-party service provider. Consistent with this agreement, we arranged through a relocation services firm for the purchase of Mr. King’s house in September 2007 for $2,225,000, which was an appraised value of Mr. King’s house as determined by independent real estate professionals. This relocation assistance was approved by the Compensation Committee. As a result of market conditions and other factors, we recognized a loss of approximately $400,000 upon the resale of the house in April 2008.

Director and Executive Officer Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers. These agreements require us to indemnify our directors and executive officers to the fullest extent permitted by Delaware law.

Perlegen Sciences, Inc.

Perlegen Sciences, Inc. (“Perlegen”) is engaged in the business of scanning human genomes in an effort to identify variations and patterns within the human genome to discover genetic characteristics associated with disease, identify responsiveness to drug therapy and create targeted medicines. We formed Perlegen in 2000 as a wholly-owned subsidiary and spun it off in March 2001 in a private equity financing which raised approximately $101 million. Following several subsequent rounds of private equity financings by Perlegen and our sale of a portion of our Perlegen shares to third parties for cash, our ownership interest, including that of our affiliates, was approximately 22% as of December 31, 2008. We also have certain commercial and licensing arrangements with Perlegen which are described in the Original Filing.

Dr. Fodor, our executive chairman, also serves as chairman of the Board of Perlegen, and he holds shares representing approximately 0.84% of Perlegen’s stock as of December 31, 2008. Dr. Fodor received no cash compensation from Perlegen in 2006; he received $15,000 and $16,250 related to Perlegen board service in 2007 and 2008, respectively. Dr. Fodor has also received, as a director of Perlegen, options to acquire 25,000 shares in 2006 and 50,000 shares in each of 2007 and 2008. We have the right to name two representatives to the Perlegen board of directors, and these positions are currently occupied by Dr. Fodor and Mr. Young, both members of our board of directors. Dr. Berg, who is another of our directors, is a member of Perlegen’s scientific advisory board. Mr. Young and Dr. Berg receive customary fees and hold options to purchase Perlegen stock as a result of their positions with Perlegen. Dr. Diekman and Dr. Berg, both members of our board of directors, each serves as a trustee of separate trusts that invested an aggregate of approximately $577,000 in the private rounds of Perlegen financings in 2001, 2003 and 2005. Transactions between Perlegen and Affymetrix are overseen by a committee of the Affymetrix board of directors, the Perlegen Oversight Committee, whose members are Dr. Desmond-Hellmann and Dr. Trice. None of these individuals hold positions with, or securities of, Perlegen.

Director Independence

As required by the NASDAQ listing standards and our Corporate Governance Guidelines, a majority of the Board is “independent” as defined by the NASDAQ listing standards. The Board is required to make an affirmative determination at least annually as to the independence of each director. The Board has determined that six of its current members (Paul Berg, Ph.D., Susan D. Desmond-Hellmann, M.D., M.P.H., John D. Diekman, Ph.D., Robert H. Trice, Ph.D., Robert P. Wayman, and John A. Young) are independent.

In making the independence determinations, the following relationships were considered:

•                  Dr. Diekman served as our Chairman from 1993 to August 1999 and as our Vice Chairman from July 1999 to December 1999. Dr. Diekman has an interest in venture funds that were minority shareholders of Panomics, Inc., which we acquired in December 2008 for approximately $73 million. Neither Dr. Diekman nor any of the venture funds has received any payment from us, except arising out of such venture funds’ stock ownership in Panomics. The total amount that Dr. Diekman has received or may be entitled to receive through his interest in such venture funds is less than $120,000.

•                  The relationship between some of our directors and Perlegen, Inc. as disclosed under “Certain Transactions”, above.

Audit Committee.  The Audit Committee consists of three members, Dr. Diekman, Dr. Trice and Mr. Wayman, its Chairman. The Board has determined that each of the Audit Committee members is independent within the meaning of the NASDAQ listing standards, applicable SEC regulations and our Corporate Governance Guidelines, and that each member has the financial literacy required by the NASDAQ listing standards.

Compensation Committee.  The Compensation Committee consists of three members, Dr. Berg, Dr. Desmond-Hellmann and Mr. Young, its Chairman. Each of the members of the Compensation Committee is independent within the meaning of the NASDAQ listing standards.

Nominating and Corporate Governance Committee.  The Nominating and Corporate Governance Committee consists of two members, Mr. Young and Dr. Diekman, its Chairman. Each of the members of the Nominating and Corporate Governance Committee is independent within the meaning of the NASDAQ listing standards.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Ernst & Young LLP

During fiscal years 2007 and 2008, the aggregate fees billed by Ernst & Young LLP for professional services were as follows:

	Fiscal Year Ended
	December 31, 2008	December 31, 2007
Audit Fees(1)	$1,765,000	$1,784,000
Audit-Related Fees(2)	$331,000	$240,000
Tax Fees(3)	$270,000	$337,000
All Other Fees(4)	$6,000	$6,000

(1)                                  Fees for audit services include fees associated with the audits of (i) our consolidated financial statements and (ii) management’s assessment and the effectiveness of our internal control over financial reporting, the reviews of our quarterly reports on Form 10-Q, and statutory audits required internationally. Audit fees also include amounts associated with SEC registration statements and consents.

(2)                                  Audit-related services consist primarily of accounting consultations on various transactions. In fiscal 2007, audit-related fees also included amounts associated with due diligence and other related services provided in connection with our acquisition of USB Corporation. In fiscal 2008, audit-related fees also included amounts associated with due diligence and other related services provided in connection with our acquisitions of True Materials, Inc. and Panomics, Inc.

(3)                                  Tax fees consist primarily of tax consultation services.

(4)                                  The amount listed as “All Other Fees” consists of fees for products and services other than those services reported above.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

As required by the Audit Committee charter, the Audit Committee pre-approves the engagement of Ernst & Young LLP for all audit and permissible non-audit services. The Audit Committee annually reviews the audit and permissible non-audit services performed by Ernst & Young LLP and reviews and approves the fees charged by Ernst & Young LLP. The Audit Committee has considered the role of Ernst &Young LLP in providing tax and audit services and other permissible non-audit services to Affymetrix and has concluded that the provision of such services was compatible with the maintenance of Ernst & Young LLP’s independence in the conduct of its auditing functions.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)       Financial Statements. The financial statements required to be filed in our Annual Report on Form 10-K are set forth in Part II, Item 8 of the Original Filing.

(a)(2)       Financial Statement Schedules.  The financial statement schedule required to be filed in our Annual Report on Form 10-K is set forth in Schedule II—Valuation and Qualifying Accounts to the Original Filing. All other schedules have been omitted as they are not required, not applicable or the information is otherwise included.

(a)(3)       Exhibits:

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
2.1(1)†	Agreement and Plan of Merger by and among Panomics, Inc., the Company, Panda Acquisition Corporation and Andrew Schwab, as Equityholders’ Representative dated as of November 11, 2008.

3.1(2)	Restated Certificate of Incorporation.

3.2(3)	Amended and Restated Bylaws.

3.3(4)	Summary of Rights to Purchase Shares of Preferred Stock pursuant to the Rights Agreement dated as of October 15, 1998.

4.1(5)	Rights Agreement, dated October 15, 1998, between the Company and American Stock Transfer & Trust Company, as Rights Agent.

4.2(6)	Amendment No. 1 to Rights Agreement, dated as of February 7, 2000, between the Company and American Stock Transfer & Trust Company, as Rights Agent.

4.3(7)	Indenture dated as of December 15, 2003, between the Company and The Bank of New York, as Trustee.

4.4(8)	Indenture dated as of November 16, 2007, between the Company and the Bank of New York Trust Company, N.A. as Trustee.

10.1(9)‡	1993 Stock Plan, as amended.

10.2(9)‡	1996 Nonemployee Directors Stock Option Plan.

10.3(10)	Lease between Sobrato Interests and the Company dated June 12, 1996 (3380 Central Expressway, Santa Clara, CA).

10.4(10)	Lease between Sobrato Interests and the Company dated May 31, 1996 (3450 Central Expressway, Santa Clara, CA).

10.5(11)‡	1998 Stock Incentive Plan.

10.6(11)‡	Form of Officer and Director Indemnification Agreement.

10.7(12)‡	Amendment No. 1 to the 1996 Nonemployee Directors Stock Option Plan of the Company

10.8(13)‡	Amended and Restated 1996 Non-Employee Directors Stock Plan.

10.9(14)*	Common Terms Agreement between F. Hoffmann-La Roche Ltd. and the Company dated January 29, 2003.

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
10.10(14)*	License Agreement between F. Hoffmann-La Roche Ltd. and the Company dated January 29, 2003.

10.11(14)*	Affymetrix Instrument and Chip Supply Agreement between F. Hoffmann-La Roche Ltd. and the Company dated January 29, 2003.

10.12(14)*	Research & Development Collaboration Agreement between F. Hoffmann-La Roche Ltd. and the Company dated January 29, 2003.

10.13(14)*	Diagnostic Product and Instrument Agency Agreement between F. Hoffmann-La Roche Ltd. and the Company dated January 29, 2003.

10.14(14)*	Affymetrix Instrument Agency Agreement between F. Hoffmann-La Roche Ltd. and the Company dated January 29, 2003.

10.15(15)	Lease between Sobrato Interests and the Company dated July 3, 2002 (3420 Central Expressway, Santa Clara, CA).

10.16(15)	First Amendment to Lease between Sobrato Interests and the Company dated September 30, 2003 (3420 Central Expressway, Santa Clara, CA).

10.17(16)‡	Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan, as adopted effective March 9, 2000 and amended through June 23, 2008.

10.18(17)‡	Form of Non-Qualified Stock Option Agreement under the Affymetrix, Inc. Amended and Restated 1996 Non-Employee Directors Stock Plan.

10.19(1)‡	Form of Stock Option Agreement under the Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan.

10.20(A)(18)‡	Nonqualified Supplemental Deferred Compensation Plan of the Company

10.20(B)(18)‡	Nonqualified Supplemental Deferred Compensation Plan Adoption Agreement.

10.21(19)	Fifth Amendment to Lease between Sobrato Interests and the Company dated July 3, 2002 (3380 Central Expressway, Santa Clara, CA).

10.22(19)	First Amendment to Lease between Sobrato Interests and the Company dated July 3, 2002 (3450 Central Expressway, Santa Clara, CA).

10.23(20)	Lease between Keppel Logistics Pte Ltd. and Affymetrix Pte Ltd. dated as of January 1, 2006 (7 Gul Circle, Singapore 629363).

10.24(1)‡	Form of Restricted Stock Agreement under the Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan.

10.25(21)‡	Agreement between the Company and Thane Kreiner, Ph.D. dated May 10, 2006.

10.26(22)‡	Agreement between the Company and Susan E. Siegel dated May 30, 2006.

10.27(23)‡	Offer Letter from the Company to Kevin M. King dated December 18, 2006.

10.28(24)**	Amendment Agreement dated December 22, 2006 by and among F. Hoffmann-La Roche Ltd., Roche Molecular Systems, Inc. and the Company

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
10.29(25)‡	Offer Letter from the Company to John C. Batty dated May 16, 2007.

10.30(26)‡	Separation Agreement dated July 27, 2007 between the Company and Thane Kreiner.

10.31(27)	Settlement and Release Agreement dated January 9, 2008 between the Company and Illumina, Inc.

10.32(28)	Affymetrix, Inc. Change of Control Plan, as amended through November 5, 2008.

10.33(28)‡	Offer Letter from the Company to John F. (Rick) Runkel dated October 6, 2008.

10.34(1)‡	Offer Letter from the Company to Frank Witney dated November 7, 2008.

21(1)	List of Subsidiaries.

23(1)	Consent of Independent Registered Public Accounting Firm.

31.1(1)	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 with respect to the Original Filing.

31.2(1)	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 with respect to the Original Filing.

31.3	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 with respect to this Amendment No. 1.

31.4	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 with respect to this Amendment No. 1.

32.1(1)	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2(1)	Certification of Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(1)                                  Incorporated by reference to the corresponding exhibit to the Original Filing (File No. 000-28218).

(2)                                  Incorporated by reference to Registrant’s Form 8-K as filed on June 13, 2000 (File No. 000-28218).

(3)                                  Incorporated by reference to Registrant’s Form 10-Q as filed on November 7, 2008 (File No. 000-28218).

(4)                                  Incorporated by reference to Registrant’s Form 8-K as filed on October 16, 1998 (File No. 000-28218).

(5)                                  Incorporated by reference to Registrant’s Form 8-A as filed on October 16, 1998 (File No. 000-28218).

(6)                                  Incorporated by reference to Registrant’s Form 8-A/A as filed on March 29, 2000 (File No. 000-28218).

(7)                                  Incorporated by reference to Registrant’s Form S-3 as filed on January 29, 2004 (File No. 333-112311).

(8)                                  Incorporated by reference to Registrant’s Form 8-K as filed on November 19, 2007 (File No. 000-28218).

(9)                                  Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-3648), as amended.

(10)                            Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q as filed on August 14, 1996 (File No. 000-28218).

(11)                            Incorporated by reference to Registrant’s Report on Form 10-K as filed on March 31, 1999 (File No. 000-28218).

(12)                            Incorporated by reference to Registrant’s Registration Statement on Form S-3 as filed on July 12, 1999 (File No. 333-82685), as amended.

(13)                            Incorporated by reference to Registrant’s Form 10-Q as filed on May 15, 2001 (File No. 000-28218).

(14)                            Incorporated by reference to Registrant’s Form 10-Q as filed on May 15, 2003 (File No. 000-28218).

(15)                            Incorporated by reference to Registrant’s Form 10-K as filed on March 15, 2004 (File No. 000-28218).

(16)                            Incorporated by reference to Registrant’s Form 10-Q as filed on August 8, 2008 (File No. 000-28218).

(17)                            Incorporated by reference to Registrant’s Form 10-Q as filed on November 9, 2004 (File No. 000-28218).

(18)                            Incorporated by reference to Registrant’s Form 8-K as filed on November 7, 2008 (File No. 000-28218).

(19)                            Incorporated by reference to Registrant’s Form 10-K as filed on March 16, 2005 (File No. 000-28218).

(20)                            Incorporated by reference to Registrant’s Form 10-K as filed on March 9, 2006 (File No. 000-28218).

(21)                            Incorporated by reference to Registrant’s Form 10-K as filed on March 1, 2007 (File No. 000-28218).

(22)                            Incorporated by reference to Registrant’s Form 8-K as filed on May 30, 2006 (File No. 000-28218).

(23)                            Incorporated by reference to Registrant’s Form 8-K as filed on December 19, 2006 (File No. 000-28218).

(24)                            Incorporated by reference to Registrant’s Form 8-K as filed on December 22, 2006 (File No. 000-28218).

(25)                            Incorporated by reference to Registrant’s Form 8-K as filed on June 6, 2007 (File No. 000-28218).

(26)                            Incorporated by reference to Registrant’s Form 8-K as filed on August 1, 2007 (File No. 000-28218).

(27)                            Incorporated by reference to Registrant’s Form 10-K as filed on February 29, 2008 (File No. 000-28218).

(28)                            Incorporated by reference to Registrant’s Form 10-Q as filed on November 7, 2008 (File No. 000-28218).

†                                          The merger agreement has been included with the Original Filing to provide you with information regarding its terms and is not intended to modify or supplement any factual disclosures about the Company or Panomics in our public reports filed with the SEC. In particular, the merger agreement is not intended to be, and should not be relied upon as, disclosure regarding any facts and circumstances relating to the Company or Panomics. The representations and warranties were negotiated with the principal purpose of establishing the circumstances in which a party may have the right not to close the merger if the representations and warranties of the other party proved to be untrue due to a change in circumstance or otherwise, and allocated risk between the parties rather than establishing matters as facts.  The representations and warranties also may be subject to a contractual standard of materiality different from those generally applicable to shareholders.

‡                                          Management contract, compensatory plan, contract or arrangement

*                                         Confidential treatment granted

**                                  Confidential treatment requested

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFYMETRIX, INC. (Registrant)

	By:	/S/ KEVIN M. KING
April 29, 2009		Kevin M. King.
DIRECTOR, PRESIDENT AND CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Title	Date

By:	/s/ KEVIN M. KING	Director, President and Chief Executive Officer
	Kevin M. King	(Principal Executive Officer)	April 29, 2009

By:	/s/ JOHN C. BATTY	Executive Vice President and Chief Financial Officer
	John C. Batty	(Principal Financial Officer and Principal Accounting Officer)	April 29, 2009

By:	*	Founder and Executive Chairman of the Board
	Stephen P.A. Fodor, Ph.D.		April 29, 2009

By:	*	Director	April 29, 2009
Paul Berg, Ph.D.

By:	*	Director	April 29, 2009
Susan D. Desmond-Hellmann, M.D.

By:	*	Director	April 29, 2009
John D. Diekman, Ph.D.

By:	*	Director	April 29, 2009
Robert H. Trice, Ph.D.

By:	*	Director	April 29, 2009
Robert P. Wayman

By:	*	Director	April 29, 2009
John A. Young

(*)	By:	/s/ JOHN C. BATTY
John C. Batty
Attorney-in-Fact, pursuant to the power of attorney filed as part of the Original Filing

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
2.1(1)†	Agreement and Plan of Merger by and among Panomics, Inc., the Company, Panda Acquisition Corporation and Andrew Schwab, as Equityholders’ Representative dated as of November 11, 2008.

3.1(2)	Restated Certificate of Incorporation.

3.2(3)	Amended and Restated Bylaws.

3.3(4)	Summary of Rights to Purchase Shares of Preferred Stock pursuant to the Rights Agreement dated as of October 15, 1998.

4.1(5)	Rights Agreement, dated October 15, 1998, between the Company and American Stock Transfer & Trust Company, as Rights Agent.

4.2(6)	Amendment No. 1 to Rights Agreement, dated as of February 7, 2000, between the Company and American Stock Transfer & Trust Company, as Rights Agent.

4.3(7)	Indenture dated as of December 15, 2003, between the Company and The Bank of New York, as Trustee.

4.4(8)	Indenture dated as of November 16, 2007, between the Company and the Bank of New York Trust Company, N.A. as Trustee.

10.1(9)‡	1993 Stock Plan, as amended.

10.2(9)‡	1996 Nonemployee Directors Stock Option Plan.

10.3(10)	Lease between Sobrato Interests and the Company dated June 12, 1996 (3380 Central Expressway, Santa Clara, CA).

10.4(10)	Lease between Sobrato Interests and the Company dated May 31, 1996 (3450 Central Expressway, Santa Clara, CA).

10.5(11)‡	1998 Stock Incentive Plan.

10.6(11)‡	Form of Officer and Director Indemnification Agreement.

10.7(12)‡	Amendment No. 1 to the 1996 Nonemployee Directors Stock Option Plan of the Company

10.8(13)‡	Amended and Restated 1996 Non-Employee Directors Stock Plan.

10.9(14)*	Common Terms Agreement between F. Hoffmann-La Roche Ltd. and the Company dated January 29, 2003.

10.10(14)*	License Agreement between F. Hoffmann-La Roche Ltd. and the Company dated January 29, 2003.

10.11(14)*	Affymetrix Instrument and Chip Supply Agreement between F. Hoffmann-La Roche Ltd. and the Company dated January 29, 2003.

10.12(14)*	Research & Development Collaboration Agreement between F. Hoffmann-La Roche Ltd. and the Company dated January 29, 2003.

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
10.13(14)*	Diagnostic Product and Instrument Agency Agreement between F. Hoffmann-La Roche Ltd. and the Company dated January 29, 2003.

10.14(14)*	Affymetrix Instrument Agency Agreement between F. Hoffmann-La Roche Ltd. and the Company dated January 29, 2003.

10.15(15)	Lease between Sobrato Interests and the Company dated July 3, 2002 (3420 Central Expressway, Santa Clara, CA).

10.16(15)	First Amendment to Lease between Sobrato Interests and the Company dated September 30, 2003 (3420 Central Expressway, Santa Clara, CA).

10.17(16)‡	Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan, as adopted effective March 9, 2000 and amended through June 23, 2008.

10.18(17)‡	Form of Non-Qualified Stock Option Agreement under the Affymetrix, Inc. Amended and Restated 1996 Non-Employee Directors Stock Plan.

10.19(1)‡	Form of Stock Option Agreement under the Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan.

10.20(A)(18)‡	Nonqualified Supplemental Deferred Compensation Plan of the Company

10.20(B)(18)‡	Nonqualified Supplemental Deferred Compensation Plan Adoption Agreement.

10.21(19)	Fifth Amendment to Lease between Sobrato Interests and the Company dated July 3, 2002 (3380 Central Expressway, Santa Clara, CA).

10.22(19)	First Amendment to Lease between Sobrato Interests and the Company dated July 3, 2002 (3450 Central Expressway, Santa Clara, CA).

10.23(20)	Lease between Keppel Logistics Pte Ltd. and Affymetrix Pte Ltd. dated as of January 1, 2006 (7 Gul Circle, Singapore 629363).

10.24(1)‡	Form of Restricted Stock Agreement under the Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan.

10.25(21)‡	Agreement between the Company and Thane Kreiner, Ph.D. dated May 10, 2006.

10.26(22)‡	Agreement between the Company and Susan E. Siegel dated May 30, 2006.

10.27(23)‡	Offer Letter from the Company to Kevin M. King dated December 18, 2006.

10.28(24)**	Amendment Agreement dated December 22, 2006 by and among F. Hoffmann-La Roche Ltd., Roche Molecular Systems, Inc. and the Company

10.29(25)‡	Offer Letter from the Company to John C. Batty dated May 16, 2007.

10.30(26)‡	Separation Agreement dated July 27, 2007 between the Company and Thane Kreiner.

10.31(27)	Settlement and Release Agreement dated January 9, 2008 between the Company and Illumina, Inc.

10.32(28)	Affymetrix, Inc. Change of Control Plan, as amended through November 5, 2008.

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
10.33(28)‡	Offer Letter from the Company to John F. (Rick) Runkel dated October 6, 2008.

10.34(1)‡	Offer Letter from the Company to Frank Witney dated November 7, 2008.

21(1)	List of Subsidiaries.

23(1)	Consent of Independent Registered Public Accounting Firm.

31.1(1)	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 with respect to the Original Filing.

31.2(1)	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 with respect to the Original Filing.

31.3	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 with respect to this Amendment No. 1.

31.4	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 with respect to this Amendment No. 1.

32.1(1)	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2(1)	Certification of Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(1)                                  Incorporated by reference to the corresponding exhibit to the Original Filing (File No. 000-28218).

(2)                                  Incorporated by reference to Registrant’s Form 8-K as filed on June 13, 2000 (File No. 000-28218).

(3)                                  Incorporated by reference to Registrant’s Form 10-Q as filed on November 7, 2008 (File No. 000-28218).

(4)                                  Incorporated by reference to Registrant’s Form 8-K as filed on October 16, 1998 (File No. 000-28218).

(5)                                  Incorporated by reference to Registrant’s Form 8-A as filed on October 16, 1998 (File No. 000-28218).

(6)                                  Incorporated by reference to Registrant’s Form 8-A/A as filed on March 29, 2000 (File No. 000-28218).

(7)                                  Incorporated by reference to Registrant’s Form S-3 as filed on January 29, 2004 (File No. 333-112311).

(8)                                  Incorporated by reference to Registrant’s Form 8-K as filed on November 19, 2007 (File No. 000-28218).

(9)                                  Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-3648), as amended.

(10)                            Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q as filed on August 14, 1996 (File No. 000-28218).

(11)                            Incorporated by reference to Registrant’s Report on Form 10-K as filed on March 31, 1999 (File No. 000-28218).

(12)                            Incorporated by reference to Registrant’s Registration Statement on Form S-3 as filed on July 12, 1999 (File No. 333-82685), as amended.

(13)                            Incorporated by reference to Registrant’s Form 10-Q as filed on May 15, 2001 (File No. 000-28218).

(14)                            Incorporated by reference to Registrant’s Form 10-Q as filed on May 15, 2003 (File No. 000-28218).

(15)                            Incorporated by reference to Registrant’s Form 10-K as filed on March 15, 2004 (File No. 000-28218).

(16)                            Incorporated by reference to Registrant’s Form 10-Q as filed on August 8, 2008 (File No. 000-28218).

(17)                            Incorporated by reference to Registrant’s Form 10-Q as filed on November 9, 2004 (File No. 000-28218).

(18)                            Incorporated by reference to Registrant’s Form 8-K as filed on November 7, 2008 (File No. 000-28218).

(19)                            Incorporated by reference to Registrant’s Form 10-K as filed on March 16, 2005 (File No. 000-28218).

(20)                            Incorporated by reference to Registrant’s Form 10-K as filed on March 9, 2006 (File No. 000-28218).

(21)                            Incorporated by reference to Registrant’s Form 10-K as filed on March 1, 2007 (File No. 000-28218).

(22)                            Incorporated by reference to Registrant’s Form 8-K as filed on May 30, 2006 (File No. 000-28218).

(23)                            Incorporated by reference to Registrant’s Form 8-K as filed on December 19, 2006 (File No. 000-28218).

(24)                            Incorporated by reference to Registrant’s Form 8-K as filed on December 22, 2006 (File No. 000-28218).

(25)                            Incorporated by reference to Registrant’s Form 8-K as filed on June 6, 2007 (File No. 000-28218).

(26)                            Incorporated by reference to Registrant’s Form 8-K as filed on August 1, 2007 (File No. 000-28218).

(27)                            Incorporated by reference to Registrant’s Form 10-K as filed on February 29, 2008 (File No. 000-28218).

(28)                            Incorporated by reference to Registrant’s Form 10-Q as filed on November 7, 2008 (File No. 000-28218).

†                                          The merger agreement has been included with the Original Filing to provide you with information regarding its terms and is not intended to modify or supplement any factual disclosures about the Company or Panomics in our public reports filed with the SEC. In particular, the merger agreement is not intended to be, and should not be relied upon as, disclosure regarding any facts and circumstances relating to the Company or Panomics. The representations and warranties were negotiated with the principal purpose of establishing the circumstances in which a party may have the right not to close the merger if the representations and warranties of the other party proved to be untrue due to a change in circumstance or otherwise, and allocated risk between the parties rather than establishing matters as facts.  The representations and warranties also may be subject to a contractual standard of materiality different from those generally applicable to shareholders.

‡                                          Management contract, compensatory plan, contract or arrangement

*                                         Confidential treatment granted

**                                  Confidential treatment requested