Form 10-Q
period 2009-03-31
AFFYMETRIX INC
filed 2009-05-08
CIK 913077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months(or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

COMMON SHARES OUTSTANDING ON MAY 4, 2009: 70,693,076

AFFYMETRIX, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AFFYMETRIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS:
Current assets:
Cash and cash equivalents	$66,014	$113,292
Restricted cash—short-term portion	2,249	4,402
Available-for-sale securities—short-term portion	232,999	250,970
Accounts receivable, net	59,465	62,726
Inventories	47,993	51,333
Deferred tax assets—current portion	1,108	1,077
Prepaid expenses and other current assets	12,972	15,725
Total current assets	422,800	499,525
Available-for-sale securities—long-term portion	84,625	26,900
Property and equipment, net	82,416	89,345
Acquired technology rights, net	59,018	62,569
Deferred tax assets—long-term portion	4,678	4,764
Restricted cash—long-term portion	2,425	2,175
Other assets	27,755	28,032
Total assets	$683,717	$713,310

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued liabilities	$55,392	$62,559
Deferred revenue—current portion	16,090	16,198
Total current liabilities	71,482	78,757
Deferred revenue—long-term portion	3,499	3,583
Other long-term liabilities	10,745	10,972
Convertible notes	316,341	316,341
Stockholders’ equity:
Common stock	707	703
Additional paid-in capital	723,619	721,641
Accumulated other comprehensive loss	(1,080)	(2,296)
Accumulated deficit	(441,596)	(416,391)
Total stockholders’ equity	281,650	303,657
Total liabilities and stockholders’ equity	$683,717	$713,310

Note 1:

The condensed consolidated balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date included in the Company’s Form 10-K for the fiscal year ended December 31, 2008.

See accompanying notes.

AFFYMETRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
REVENUE:
Product sales	$64,870	$62,806
Services	11,556	8,420
Royalties and other revenue	2,135	98,349
Total revenue	78,561	169,575
COSTS AND EXPENSES:
Cost of product sales	34,434	25,977
Cost of services and other	7,590	5,678
Research and development	21,283	18,768
Selling, general and administrative	33,982	34,733
Acquired in-process technology	—	800
Restructuring charges	1,967	13,910
Total costs and expenses	99,256	99,866
(Loss) income from operations	(20,695)	69,709
Interest income and other, net	(840)	6,872
Interest expense	(3,177)	(3,589)
(Loss) income before income taxes	(24,712)	72,992
Income tax provision	(493)	(26,740)
Net (loss) income	$(25,205)	$46,252

Basic net (loss) income per common share	$(0.37)	$0.68
Diluted net (loss) income per common share	$(0.37)	$0.58

Shares used in computing basic net (loss) income per common share	68,617	68,504
Shares used in computing diluted net (loss) income per common share	68,617	83,001

See accompanying notes.

AFFYMETRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(25,205)	$46,252
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	9,427	6,996
Amortization of intangible assets	3,790	2,598
Charge for acquired in-process technology	—	800
Amortization of investment premiums, net	315	909
Stock-based compensation	2,083	2,622
Realized loss (gain) on equity investments	1,161	(70)
Realized loss (gain) on the sales of investments	45	(36)
Deferred tax assets	55	21,272
Amortization of debt offering costs	363	526
(Gain) loss on disposal of property and equipment	(613)	12,529
Changes in operating assets and liabilities:
Restricted cash	1,903	(4,000)
Accounts receivable, net	3,261	9,014
Inventories	3,340	(1,682)
Prepaid expenses and other assets	3,483	9,791
Accounts payable and accrued liabilities	(7,167)	(19,838)
Deferred revenue	(192)	(5,144)
Other long-term liabilities	(227)	(836)
Net cash (used in) provided by operating activities	(4,178)	81,703
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,823)	(3,759)
Purchases of available-for-sale securities	(183,333)	(133,682)
Proceeds from sales and maturities of available-for-sale securities	144,542	262,720
Acquisition of business, net of cash acquired	—	(65,159)
Net cash (used in) provided by investing activities	(42,614)	60,120
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	(101)	216
Net cash (used in) provided by financing activities	(101)	216

Effect of exchange rate changes on cash and cash equivalents	(385)	473
Net (decrease) increase in cash and cash equivalents	(47,278)	142,512
Cash and cash equivalents at beginning of period	113,292	288,644
Cash and cash equivalents at end of period	$66,014	$431,156

See accompanying notes.

AFFYMETRIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009
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

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 2, 2009.

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

Product Sales

Product sales include sales of GeneChip® probe arrays, reagents and related instrumentation. Probe array, reagent and instrumentation revenues are recognized when earned, which is generally upon shipment and transfer of title to the customer and fulfillment of any significant post-delivery obligations. Accruals are provided for anticipated warranty expenses at the time the associated revenue is recognized.

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

The following table sets forth a reconciliation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2009	2008
Numerator:
Net (loss) income - basic	$(25,205)	$46,252
Add effect of dilutive securities:
Interest on convertible notes (inclusive of amortization of debt issuance costs)	—	2,116
Net (loss) income - diluted	$(25,205)	$48,368

Denominator:
Shares used in computing basic net (loss) income per common share	68,617	68,504
Add effect of dilutive securities:
Employee stock options	—	89
Common stock subject to repurchase	—	39
Convertible notes	—	14,369
Shares used in computing diluted net (loss) income per common share	68,617	83,001

Basic net (loss) income per common share	$(0.37)	$0.68

Diluted net (loss) income per common share	$(0.37)	$0.58

The following securities were excluded from the computation of diluted net (loss) income per common share, on an actual outstanding basis, as they were anti-dilutive (in thousands):

	Three Months Ended March 31,
	2009	2008
Employee stock options	6,598	4,833
Restricted stock subject to repurchase	2,074	—
Convertible notes	10,502	—
Total	19,174	4,833

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

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141(R)-1”), which amends Statement of Financial Accounting Standards (“SFAS”) No. 141 (Revised 2007), Business Combinations (“SFAS 141(R)”). FSP 141(R)-1 applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of SFAS No. 5, Accounting for Contingencies, if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in SFAS 141(R). The provisions of FSP 141(R)-1 that amend SFAS 141(R) are effective for the first annual reporting period beginning on or after December 15, 2008. The Company adopted FSP 141(R)-1 on January 1, 2009, and the impact of this guidance will depend upon the nature, terms, and size of the acquisitions the Company consummates.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”), which amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations. This FSP amends the other-than-temporary guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The provisions of FSP FAS 115-2 and FAS 124-2 that amend SFAS 115 and SFAS 124 are effective for interim and annual reporting periods ending after June 15, 2009. The Company’s implementation of this FSP is not expected to affect its consolidated results of operations or financial condition.

NOTE 2—FAIR VALUE

In accordance with SFAS 157,  the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2009 (in thousands):

	Level 1	Level 2	Total
Non-U.S. equity securities	$727	$—	$727
U.S. government obligations and agencies	—	215,536	215,536
U.S. corporate debt	—	101,361	101,361
Total	$727	$316,897	$317,624

As of March 31, 2009, the Company had no financial assets or liabilities requiring Level 3 classification.

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

NOTE 3—STOCK-BASED COMPENSATION

Stock-Based Compensation Plans

The Company has a stock-based compensation program that provides the Board of Directors broad discretion in creating equity incentives for employees, officers, directors and consultants. This program includes incentive and non-qualified stock options and non-vested stock awards (also known as restricted stock) granted under various stock plans. Stock options are generally time-based, vesting 25% on each annual anniversary of the grant date over four years and expire 7 to 10 years from the grant date. Non-vested stock awards are generally time-based, vesting 25% on each annual anniversary of the grant date over four years. As of March 31, 2009, the Company had approximately 2.4 million shares of common stock reserved for future issuance under its stock-based compensation plans. New shares are issued as a result of stock option exercises and non-vested restricted stock awards.

The Company allocated stock-based compensation expense under SFAS No. 123R, Share-Based Payment, as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Costs of product sales	$405	$364
Research and development	393	523
Selling, general and administrative	1,285	1,735
Total stock-based compensation expense	$2,083	$2,622

As of March 31, 2009, $31.9 million of total unrecognized stock-based compensation expense related to non-vested awards is expected to be recognized over the respective vesting terms of each award through 2013. The weighted average term of the unrecognized stock-based compensation expense is 3.1 years.

Stock Options

The fair value of options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2009	2008
Risk free interest rate	1.4%	2.5%
Expected dividend yield	0.0%	0.0%
Expected volatility	70%	42%
Expected option term (in years)	4.1	4.5

The risk free interest rate for periods within the contractual life of the Company’s stock options is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term is derived from an analysis of the Company’s historical exercise trends over ten years. The expected volatility is based on a blend of historical and market-based implied volatility. Using the assumptions above, the weighted average grant date fair value of options granted during the three months ended March 31, 2009 and 2008 was $1.62 and $7.37, respectively.

NOTE 4—RESTRUCTURING

Fiscal 2008 Restructuring Plan

In February 2008, the Company committed to a restructuring plan (the “2008 Plan”) designed primarily to optimize its production capacity and cost structure and improve its future gross margins. The plan involves the closure of its West Sacramento manufacturing facility after which all of the Company’s products will be manufactured at its Singapore and Ohio facilities, as well as by third parties. The Company expects the closure of the West Sacramento facility to be substantially complete by the end of the second quarter of 2009.

The Company estimates the total restructuring expenses to be incurred in connection with the 2008 Plan will be approximately $45.4 million. Of this total, approximately $8.2 million relates to employee severance and $37.2 million relates to non-cash charges associated with the abandonment and impairment of certain long-lived manufacturing assets. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), the costs relating to employee severance are being recognized as expense over the remaining service periods of the employees.

The cash outlays to be incurred in connection with the 2008 Plan are estimated to be approximately $8.2 million. During the quarter ended March 31, 2009, the Company recognized approximately $1.7 million of expense for employee termination benefits associated with the 2008 Plan. During the quarter ended March 31, 2008, the Company recognized $12.5 million of non-cash charges related to the abandonment and impairment of certain manufacturing assets and $1.4 million of expense for employee termination benefits. These expenses are presented as a component of “Restructuring charges” in the Company’s Consolidated Statements of Operations.

In addition to the $45.4 million of restructuring costs noted above, the Company expects to incur a total of approximately $18.9 million of restructuring related costs through the second quarter of 2009 to be included as a component of “Cost of product sales” in the Company’s Consolidated Statements of Operations. Of this total, $12.4 million relates to accelerated depreciation charges associated with the continued use of certain long-lived manufacturing assets and $6.5 million relates to manufacturing transition and other costs.

Fiscal 2007 Restructuring Plan

In July 2007, the Company announced that it was consolidating an administrative facility located in Sunnyvale, California into its main campus in Santa Clara, California (the “2007 Plan”). Additionally, in August and December 2007, the Company terminated certain employees in the research and development and selling, general and administrative functions. The Sunnyvale, California facility was vacated during the fourth quarter of 2007. The estimated cash outlays to be incurred in connection with these restructuring activities are estimated to be approximately $4.6 million. During the quarters ended March 31, 2009 and 2008, the amount of expense recognized associated with the 2007 Plan was not material.

Fiscal 2006 Restructuring Plan

In 2006, the Company initiated a restructuring plan (the “2006 Plan”) to better align certain of its expenses with the Company’s business outlook. The Company’s primary focus of the 2006 Plan was in the general and administrative functions and included rationalizing its facilities. Cash outlays incurred in connection with these restructuring activities were estimated to be approximately $16.8 million. During the quarters ended March 31, 2009 and 2008, the amount of expense recognized associated with the 2006 Plan was not material.

The activity for the restructuring plans above for the year ended March 31, 2009 and estimated costs for the amounts expected to be recognized as “Restructuring charges” in the Company’s Consolidated Statements of Operations is as follows (in thousands):

						As of March 31, 2009
	Balance as of				Balance as of	Total	Total
	December 31,	2009	Cash	Non-Cash	March 31,	costs	expected
	2008	Charges	Payments	Settlements	2009	to date	costs
Fiscal 2008 Restructuring Plan:
Employee severance and relocation benefits	$3,178	$1,747	$(715)	$—	$4,210	$7,540	$8,200
Abandonment and impairment of certain long-lived manufacturing assets	—	—	—	—	—	37,089	37,089
Fiscal 2007 Restructuring Plan:
Employee severance and relocation benefits	—	—	—	—	—	2,888	2,888
Contract termination costs	504	25	(129)	—	400	1,694	1,700
Other restructuring costs	—	—	—	—	—	113	113
Fiscal 2006 Restructuring Plan:
Employee severance and relocation benefits	—	—	—	—	—	20,197	20,197
Contract termination costs	1,222	8	(50)	—	1,180	2,610	2,900
Other restructuring costs	—	—	—	—	—	2,194	2,194
Total	$4,904	$1,780	$(894)	$—	$5,790	$74,325	$75,281

NOTE 5—INVENTORIES

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2009	2008
Raw materials	$21,123	$22,799
Work-in-process	11,839	12,192
Finished goods	15,031	16,342
Total	$47,993	$51,333

NOTE 6—ACQUIRED TECHNOLOGY RIGHTS

Acquired technology rights are comprised of licenses to technology covered by patents to third parties and are amortized over the expected useful life of the underlying patents, which range from one to fifteen years. Accumulated amortization of these rights amounted to approximately $49.5 million and $52.4 million at March 31, 2009 and December 31, 2008, respectively.

The expected future annual amortization expense of the Company’s acquired technology rights and other intangible assets is as follows (in thousands):

Amortization
For the Year Ending December 31,	Expense
2009, remainder thereof	$9,662
2010	12,212
2011	12,031
2012	10,257
2013	7,749
Thereafter	7,107
Total	$59,018

NOTE 7—COMPREHENSIVE (LOSS) INCOME

The components of comprehensive (loss) income are as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Net (loss) income	$(25,205)	$46,252
Foreign currency translation (loss) gain adjustment	(385)	473
Unrealized gain (loss) on debt securities	1,601	(2,300)
Comprehensive (loss) income	$(23,989)	$44,425

NOTE 8—RELATED PARTY TRANSACTIONS

Perlegen Sciences, Inc.

As of March 31, 2009, the Company, and certain of its affiliates, including certain members of the Board of Directors, held approximately 22% ownership interest in Perlegen Sciences, Inc. (“Perlegen”), a privately-held biotechnology company. In addition, two members of Perlegen’s Board of Directors are also members of the Company’s Board of Directors.

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

In accordance with Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 as amended, the Company has concluded that Perlegen is a variable interest entity in which the Company holds a variable interest, and that the Company is not the primary beneficiary.

NOTE 9—COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company has been in the past, and continues to be, a party to litigation which has consumed and may continue to consume substantial financial and managerial resources.

Illumina Lawsuit

On May 4, 2009, the Company was named as a defendant in a complaint filed by plaintiff Illumina, Inc. in the U.S. District Court for the Western District of Wisconsin.  In the complaint, plaintiff alleges that we are infringing Patent No. 7,510,841 by making and selling certain of our GeneChip® products.  Plaintiff seeks a permanent injunction enjoining us from further infringement and unspecified monetary damages.  The Company will vigorously defend against plaintiff’s claims.

E8 Pharmaceuticals LLC

On July 1, 2008, the Company was named as a defendant in a complaint filed by plaintiffs E8 Pharmaceuticals LLC and Massachusetts Institute of Technology (MIT) in the United States District Court of Massachusetts. In the complaint, the plaintiffs allege that the Company is infringing one patent owned by MIT and licensed to E8 Pharmaceuticals by making and selling the Company’s GeneChip® products to customers and teaching its customers how to use the products. The plaintiffs seek a permanent injunction enjoining the Company from further infringement, unspecified monetary damages, enhanced damages pursuant to 35 U.S.C. § 284, costs, attorneys’ fees and other relief as the court deems just and proper. The Company will vigorously defend against plaintiff’s claims.

Shareholder Derivative Lawsuits

In 2006, three shareholders of the Company filed purported derivative lawsuits on behalf of the Company, which lawsuits names the Company (as nominal defendant) and several of the Company’s current and former officers and directors, and allege that these officers and directors breached their fiduciary duties and other laws by participating in backdating stock options grants. Two of these lawsuits were filed in the United States District Court for the Northern District of California, one on August 30, 2006 and the other on September 13, 2006, and were subsequently consolidated. The third lawsuit was filed in the Superior Court of the State of California on October 20, 2006. The substance of the allegations in these cases is similar, and includes claims against the individual defendants for breach of fiduciary duties, unjust enrichment, and violations of federal securities laws, Generally Accepted Accounting Principles, Section 162(m) of the Internal Revenue Code, and certain state laws in each case in connection with the allegedly backdated options.  On December 19, 2008, the parties executed a preliminary memorandum of understanding providing for the settlement of the shareholder derivative lawsuits. Under this memorandum, the parties tentatively agreed, among other things, to the adoption of certain corporate governance enhancements and the payment of $3.5 million to counsel for plaintiffs. The proposed settlement is subject to the negotiation and execution of a final memorandum of understanding and stipulation of settlement, and to court approval.  The proposed settlement payment has been recorded in the Company’s Consolidated Statement of Operations for the year ended December 31, 2008.

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

The Company has filed the action in the Southern District of New York to protect its interests. However, the Company cannot be sure that it will prevail in these matters.

Administrative Litigation and Proceedings

The Company’s intellectual property is subject to a number of significant administrative and litigation actions. These proceedings could result in the Company’s patent protection being significantly modified or reduced, and the incurrence of significant costs and the consumption of substantial managerial resources.

NOTE 10—INCOME TAXES

The provision for income tax for the first quarter of 2009 was approximately $0.5 million.  The provision for income tax results from foreign taxes in profitable locations.

Due to the Company’s history of cumulative operating losses, management concluded that, after considering all the available objective evidence, it is not more likely that not that all the Company’s net deferred tax assets will be realized. Accordingly, all of the U.S. deferred tax assets, net of FIN 48 reserves, continue to be subject to a valuation allowance as of March 31, 2009.

As of March 31, 2009, there have been no material changes to the total amounts of unrecognized tax benefits.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2009 and for the three-month periods ended March 31, 2009 and 2008 should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

We have established our GeneChip® system as the platform of choice for acquiring, analyzing and managing complex genetic information. Our integrated GeneChip® platform includes disposable DNA probe arrays (chips) consisting of gene sequences set out in an ordered, high density pattern; certain reagents for use with the probe arrays; a scanner and other instruments used to process the probe arrays; and software to analyze and manage genomic information obtained from the probe arrays. We currently sell our products directly to pharmaceutical, biotechnology, agrichemical, diagnostics and consumer products companies as well as academic research centers, government research laboratories, private foundation laboratories and clinical reference laboratories in North America and Europe. We also sell our products through life science supply specialists acting as authorized distributors in Latin America, India, the Middle East and Asia Pacific regions, including China. The following overview describes three of the key elements of our business strategy and our goals:

Expanding into new markets.  We intend to generate top-line revenue growth through the successful commercialization of our technologies and expansion of our customer base, including leveraging our technologies and those we’ve recently acquired into new markets. We believe that the genotyping market will continue to be one of the most attractive growth opportunities in life sciences and that new content packaged in versatile formats will drive growth. These opportunities include emerging cytogenetic and copy number diagnostics and our Drug Metabolizing Enzymes and Transporters (DMET) product which we believe addresses a significant unmet need for our pharmaceutical partners. We see opportunities in applications that are downstream from genome-wide analysis, particularly in validation and routine testing.

Re-engineering our technology platform.  This includes the combination of automated instrumentation, powerful new biological assays, and new array designs and content that will result in a significant expansion of our product line.  The new GeneTitan System, our next generation mid-to-high end instrumentation platform enables significantly increased efficiency and through-put for researchers conducting array-based experiments. This fully-automated solution leads to higher data quality by removing or minimizing many of the sources of variation in laboratory.  In addition to our cartridge based formats, we are transitioning many of our legacy products to the new “peg” array format.  We intend to provide a complete menu of gene expression and genotyping applications.

Improving operating leverage.  Starting in February 2008 we implemented a restructuring plan in order to optimize our production capacity and cost structure to enable us to decrease our cost of manufacturing and operating expenses. We intend to move by mid 2009 our probe array manufacturing to our Singapore facility, our reagent manufacturing to our Cleveland facility and outsource our instrument manufacturing operations.

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

Acquired Technology Rights

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

The determination as to whether a write-down of intangible assets, including acquired technology rights, is necessary involves significant judgment based on short-term and long-term projections of our operations. The assumptions supporting the estimated future cash flows of the reporting unit, including profit margins, long-term forecasts of the amounts and timing of overall market growth and our percentage of that market, discount rates and terminal growth rates, reflect our best estimates.

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

Contingencies

We are subject to legal proceedings principally related to intellectual property matters. Based on the information available at the balance sheet dates, we assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. If losses are probable and reasonably estimable, we will record a reserve in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies. Any reserves recorded may change in the future due to new developments in each matter.

Accounting for Stock-based Compensation

We account for employee stock-based compensation in accordance with SFAS No. 123R, Share-Based Payment (“SFAS 123R”). Under the provisions of SFAS 123R, we estimate the fair value of our employee stock awards at the date of grant using the Black-Scholes option-pricing model, which requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates of the expected term, volatility and forfeiture rates of the awards. The expected stock price volatility assumption was determined using a combination of historical and implied volatility of our common stock. We determined that blended volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility. The estimate of these key assumptions is based on historical information and judgment regarding market factors and trends. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, we are likely to change our valuation assumptions used to value employee stock-based awards granted in future periods. We adopted SFAS 123R on a modified prospective basis. As of March 31, 2009, $31.9 million of total unrecognized compensation cost related to non-vested employee stock awards not yet recognized is expected to be allocated to cost of products sales and operating expenses over a weighted-average period of 3.1 years.

Restructuring

In recent years we engaged in, and may continue to engage in, restructuring actions, which require management to utilize significant estimates related to expenses for severance and other employee separation costs, lease cancellation, realizable values of assets that may become duplicative or obsolete, and other exit costs. If the actual amounts differ from our estimates, the amount of the restructuring charges could be materially impacted. Refer to Note 4, “Restructuring”, for further information.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141(R)-1”), which amends Statement of Financial Accounting Standards (“SFAS”) No. 141 (Revised 2007), Business Combinations (“SFAS 141(R)”). FSP 141(R)-1 applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of SFAS No. 5, Accounting for Contingencies, if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in SFAS 141(R). The provisions of FSP 141(R)-1 that amend SFAS 141(R) are effective for the first annual reporting period beginning on or after December 15, 2008. We adopted FSP 141(R)-1 on January 1, 2009, and the impact of this guidance will depend upon the nature, terms, and size of the acquisitions we consummate.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”), which amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations. This FSP amends the other-than-temporary guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The provisions of FSP FAS 115-2 and FAS 124-2 that amend SFAS 115 and SFAS 124 are effective for interim and annual reporting periods ending after June 15, 2009. Our implementation of this FSP is not expected to affect our consolidated results of operations or financial condition.

Results of Operations

The following discussion compares the historical results of operations for the three months ended March 31, 2009 and 2008, respectively.

Product Sales

The components of product sales are as follows (in thousands, except percentage amounts):

	Three Months Ended		Dollar	Percentage
	March 31,		change from	change from
	2009	2008	2008	2008
Consumables	$59,662	$58,756	$906	2%
Instruments	5,208	4,050	1,158	29
Total product sales	$64,870	$62,806	$2,064	3

Total product sales increased in the first quarter of 2009 as compared to 2008.  Consumables, which include probe arrays and reagents, increased primarily due to an increase in the volume of sales of reagents associated with our acquisitions of USB Corporation and Panomics, Inc in 2008.  This was partially offset by a decrease in unit sales of our probe arrays. Instrument sales increased primarily due to an increase in unit sales of our Probe Array systems and GeneChip® Scanners.

Services (in thousands, except percentage amounts):

	Three Months Ended		Dollar	Percentage
	March 31,		change from	change from
	2009	2008	2008	2008
Services	$11,556	$8,420	$3,136	37%

Total services revenue increased in the first quarter of 2009 as compared to 2008, primarily due to an increase of $3.3 million in our genotyping services business.

Royalties and Other Revenue (in thousands, except percentage amounts):

	Three Months Ended		Dollar	Percentage
	March 31,		change from	change from
	2009	2008	2008	2008
Royalties and other revenue	$2,135	$98,349	$(96,214)	(98)%

Royalties and other revenue decreased in the first quarter of 2009 as compared to 2008 primarily due to the recognition of a non-recurring $90 million intellectual property payment received in January 2008.  Exclusive of the non-recurring intellectual property payment, royalties and other revenue has been declining from historical levels and it is unknown if this trend will reverse in future periods.

Product and Services Gross Margins (in thousands, except percentage/point amounts):

	Three Months Ended		Dollar/Point
	March 31,		change from
	2009	2008	2008
Total gross margin on product sales	$30,436	$36,829	$(6,393)
Total gross margin on services	3,975	2,742	1,233

Product gross margin as a percentage of products sales	47%	59%	(12)
Service gross margin as a percentage of services	34%	33%	1

The decrease in product gross margin in the first quarter of 2009 as compared to 2008 is primarily due to $4.6 million of costs associated with closing our West Sacramento facility.  The remaining margin differential was primarily driven by revenue mix shift to lower margin products and RNA consumables average selling price decline.

The increase in services gross margin in the first quarter of 2009 as compared to 2008 was primarily due to higher revenue and a more favorable mix of programs.

Research and Development Expenses (in thousands, except percentage amounts):

	Three Months Ended		Dollar	Percentage
	March 31,		change from	change from
	2009	2008	2008	2008
Research and development	$21,283	$18,768	$2,515	13%

The increase in research and development expenses was primarily due to higher headcount related expenses and increased spending for supplies and outside services.

Our research and development costs have recently increased and we believe a substantial investment in research and development is essential to a long-term sustainable competitive advantage and is critical to expansion into additional markets.

Selling, General and Administrative Expenses (in thousands, except percentage amounts):

	Three Months Ended		Dollar	Percentage
	March 31,		change from	change from
	2009	2008	2008	2008
Selling, general and administrative	$33,982	$34,733	$(751)	(2)%

The decrease in selling, general and administrative expenses was primarily due to a decrease in variable compensation plus lower stock option based expenses and a decrease in consulting and purchased services.

Acquired-in-process technology (in thousands, except percentage amounts):

	Three Months Ended		Dollar	Percentage
	March 31,		change from	change from
	2009	2008	2008	2008
Acquired in-process technology	$—	$800	$(800)	(100)%

During the first quarter of 2008, we recorded a charge of approximately $0.8 million to acquired in-process technology upon the completion of our acquisition of USB Corp. on January 30, 2008.  We determined the estimated fair value of certain research and development programs in-process at the acquisition date that had not yet reached technological feasibility and had no alternative future use. These projects primarily included certain molecular biology projects. The fair values of these projects were determined using the Income Approach whereby we estimated each project’s related future net cash flows between 2008 and 2014 and discounted them to their present value using a risk adjusted discount rate of 21%. This discount rate is based on our estimated weighted average cost of capital adjusted upward for the risks associated with the projects acquired.

Restructuring charges (in thousands, except percentage amounts):

	Three Months Ended		Dollar	Percentage
	March 31,		change from	change from
	2009	2008	2008	2008
Restructuring	$1,967	$13,910	$(11,943)	(86)%

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

The cash outlays to be incurred in connection with the 2008 Plan are estimated to be approximately $8.2 million. During the quarter ended March 31, 2009, we recognized approximately $1.8 million of expense for employee termination benefits associated with the 2008 Plan. During the quarter ended March 31, 2008 we recognized $12.5 million of non-cash charges related to the abandonment and impairment of certain manufacturing assets and $1.4 million of expense for employee termination benefits. These expenses are presented as a component of “Restructuring charges” in our Consolidated Statements of Operations.

In addition to the $45.4 million of restructuring costs noted above, we expect to incur a total of approximately $18.9 million of restructuring related costs through the second quarter of 2009 to be included as a component of “Cost of product sales” in our Consolidated Statements of Operations. Of this total, $12.4 million relates to accelerated depreciation charges associated with the continued use of certain long-lived manufacturing assets and $6.5 million relates to manufacturing transition and other costs.

Interest Income and Other, Net

The components of interest income and other, net, are as follows (in thousands, except percentage amounts):

	Three Months Ended		Dollar	Percentage
	March 31,		change from	change from
	2009	2008	2008	2008
Interest income	$1,370	$4,861	$(3,491)	(72)%
Realized (loss) gain on equity	(1,206)	1,763	(2,969)	(168)
Currency (loss) gain, net	(1,832)	260	(2,092)	(805)
Other	828	(12)	840	7,000
Total interest income and other, net	$(840)	$6,872	$(7,712)	(112)

Interest income and other, net decreased for the first quarter of 2009 as compared to the same period in 2008 primarily due to lower average cash balances, lower yields on marketable securities, a loss of $1.1 million on our non-marketable investment and $1.8 million in currency losses.

Interest Expense (in thousands, except percentage amounts):

	Three Months Ended		Dollar	Percentage
	March 31,		change from	change from
	2009	2008	2008	2008
Interest expense	$(3,177)	$(3,589)	$(412)	(11)%

Interest expense decreased in first quarter of 2009 as compared to 2008 primarily due to the retirement of our $120 million 0.75% senior convertible notes in December 2008.

Income Tax (Provision) Benefit (in thousands, except percentage amounts):

	Three Months Ended		Dollar	Percentage
	March 31,		change from	change from
	2009	2008	2008	2008
Income tax provision	$(493)	$(26,740)	$(26,247)	(98)%

The provision for income tax decreased approximately $26.0 million in the first quarter of 2009 as compared to the same period in 2008.  The decrease was due to a decrease in profitability.  In the first quarter of 2009, the provision for income tax results from foreign taxes in profitable locations.

Due to our history of cumulative operating losses, management concluded in the fourth quarter of 2008 that, after considering all the available objective evidence, it is not more likely that not that all our net deferred tax assets will be realized. Accordingly, all of our U.S. deferred tax assets, net of FIN 48 reserves, continue to be subject to a valuation allowance as of March 31, 2009.

As of March 31, 2009, there have been no material changes to our total amount of unrecognized tax benefits.

Liquidity and Capital Resources

Cashflow (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Net cash (used in) provided by operating activities	$(4,178)	$81,703
Net cash (used in) provided by investing activities	(42,614)	60,120
Net cash (used in) provided by financing activities	(101)	216
Effect of foreign currency translation on cash and cash equivalents	(385)	473
Net (decrease) increase in cash and cash equivalents	$(47,278)	$142,512

Net Cash (Used in) Provided by Operating Activities

Cash (used in) provided by operating activities is net (loss) income adjusted for certain non-cash items and changes in operating assets and liabilities. Cash used in operating activities in the first quarter of 2009 was primarily comprised of a net loss of $25.2 million and non-cash charges that included depreciation and amortization of $13.2 million, stock-based compensation expense of $2.1 million and a loss on equity investments of $1.2 million. Significant changes in assets and liabilities are as follows:

Our total accounts receivable was $59.5 million at March 31, 2009, a decrease of $3.2 million from December 31, 2008. The decrease is primarily due to continued focus on collection efforts.

Our inventory balance was $48.0 million at March 31, 2009, a decrease of $3.3 million from December 31, 2008. The decrease is primarily due to the transition of manufacturing operations from West Sacramento to Singapore and Ohio.

Our accounts payable and accrued liabilities balance was $55.4 million at March 31, 2009, a decrease of $7.2 million from December 31, 2008. The decrease is primarily due to the payout of annual variable compensation, the payment of the semi-annual interest on our convertible debt and severance costs related to the closure of our West Sacramento facility.

Net Cash (Used in) Provided by Investing Activities

Our investing activities, other than purchases, sales and maturities of available-for-sale securities, primarily consist of capital expenditures.

Cash used for capital expenditures was $3.8 million for both the first quarter 2009 and 2008, respectively. Our capital expenditures in 2009 primarily related to the transition of manufacturing operations from West Sacramento to Singapore and Ohio as well as investments in the re-engineering of our technology platforms.

Net Cash (Used in) Provided by Financing Activities

Our financing activities generally consist of stock option exercise activity under our employee stock plan. Cash used in the issuance of common stock was $0.1 million in the first quarter of 2009 as a result of the restricted stock awards withheld at the time of vesting to cover the taxes owed.  Cash provided by the issuance of stock under our employee stock plan was $0.2 million in the first quarter of 2008.

Liquidity

We have financed our operations primarily through product sales, sales of equity and debt securities, collaborative agreements, interest income, and licensing of our technology. As of March 31, 2009, we had cash, cash equivalents, and available-for-sale securities of approximately $388.3 million. We anticipate that our existing capital resources along with the cash to be generated from operations will enable us to maintain currently planned operations, acquisitions and capital expenditures, for the foreseeable future. Capital expenditures are estimated to be approximately $15.0 to $17.0 million for the year ending December 31, 2009.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

There have been no other significant changes in our off-balance sheet arrangements and aggregate contractual obligations as compared to the disclosures in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008.

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

There have been no other significant changes in our market risk compared to the disclosures in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Our success depends in large part on continuous, timely development and introduction of new products that address evolving market requirements and are attractive to customers. The RNA/DNA probe array field is undergoing rapid technological changes. New technologies, techniques or products could emerge which might allow the packaging and analysis of genomic information at densities similar to or higher than our microarray technology. Other companies may begin to offer products that are directly competitive with, or are technologically superior, to our products. Standardization of tools and systems for genetic research is still ongoing and we cannot assure you that our products will emerge as the standard for genetic research. If we do not appropriately innovate and invest in new technologies, then our technologies will become dated and our customers could move to new technologies offered by our competitors.

As a result, we are continually looking to develop, license or acquire new technologies and products to further broaden and deepen our product line. Some of the factors affecting market acceptance of our products include:

•                  availability, quality and price as compared to competitive products;

•                  the functionality of new and existing products;

•                  the timing of introduction of our products as compared to competitive products;

•                  the existence of undetected product defects;

•                  scientists’ and customers’ opinions of the product’s utility and our ability to incorporate their feedback into future products;

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

As part of our strategy to develop and identify new products and technologies, we have made and continue to make acquisitions. Our integration of the operations of acquired businesses requires significant efforts, including the coordination of information technologies, research and development, sales and marketing, operations, manufacturing and finance. These efforts result in additional expenses and divert significant amounts of management’s time from other projects. Our failure to manage successfully and coordinate the growth of the combined company could also have an adverse impact on our business. In addition, there is no guarantee that some of the businesses we acquire will become profitable or remain so. If our acquisitions do not reach our initial expectations, we may record impairment charges.

Factors that will affect the success of our acquisitions include:

•                  our ability to retain key employees of the acquired company;

•                  the ability of the combined company to achieve synergies among its constituent companies, such as increasing sales of the combined company’s products, achieving expected cost savings and effectively combining technologies to develop new products; and

•                  disruption in order fulfillment due to integration processes and therefore loss of sales

•                  presence or absence of adequate internal controls and/or significant fraud in the financial systems of acquired companies; and

•                  any decrease in customer and distributor loyalty and product orders caused by dissatisfaction with the combined companies’ product lines and sales and marketing practices, including price increases;

Emerging market opportunities in molecular diagnostics may not develop as quickly as we expect and we depend on the efforts of our partners to be successful.

The clinical applications of GeneChip® technologies for diagnosing and enabling informed disease management options in the treatment of disease is an emerging market opportunity in molecular diagnostics. At this time, we cannot be certain that molecular diagnostic markets will develop as quickly as we expect. Although we believe that there will be clinical applications of our GeneChip® technologies that will be utilized for diagnosing and enabling informed disease management options in the treatment of disease, there can be no certainty of the technical or commercial success our technologies will achieve in such markets.

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

•                  Impact of consolidation within the pharmaceutical industry; and

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

Although we have invested significant resources to expand our direct sales force and our technical and support staff, we may not be able to establish a global sales, marketing or technical support organization that is sufficient to sell, market or support our products globally. To assist our sales and support activities, we have entered into distribution agreements through certain distributors, principally in markets outside of North America and Europe. These and other third parties on whom we rely for sales, marketing and technical support may decide to develop and sell competitive products or otherwise become our competitors, which could harm our business.

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

We have in the past, and may in the future, adjust our capacity based on business requirements, which may include the rationalization of our facilities, including the abandonment of long-lived manufacturing assets and additional charges related to a reduction in capacity. In 2008, we implemented a restructuring plan in order to optimize our production capacity and cost structure to enable us to increase our gross margins. Our restructuring plan includes the closure of our West Sacramento, California facility and the consolidation of our manufacturing to three locations. Manufacturing and product quality issues may arise as we implement this transition process and increase our production rates and launch new products in our Singapore and Ohio facilities. We may lose customers if we are unable to manufacture products or if we experience delays in the manufacture of our products as a result of this transition.

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

Although we were profitable for the year ended December 31, 2007, we incurred losses each year from our inception through the year ended December 31, 2002 and also for the years ended December 31, 2006 and December 31, 2008. As a result, we had an accumulated deficit of approximately $441.6 million on March 31, 2009. We expect to continue experiencing fluctuations in our operating results and cannot assure sustained profitability.

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

We are pursuing and may continue to pursue a number of initiatives to reduce costs across our operations. These initiatives include workforce reductions in certain areas and the rationalization of our facilities. In 2008, we implemented a restructuring plan in order to optimize our production capacity and cost structure to enable us to increase our gross margins, which includes the closure of our West Sacramento, California facility. We expect the closure of our West Sacramento facility to be substantially complete by the end of the second quarter of 2009. We anticipate that we will incur some level of restructuring charges into 2009 as we continue to implement these initiatives.

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

A significant amount of our revenue is currently generated from sales outside the United States. Though such transactions are primarily denominated in both U.S. dollars and foreign currencies, our future revenue, gross margin, expenses and financial condition are still affected by such factors as changes in foreign currency exchange rates; unexpected changes in, or impositions of, legislative or regulatory requirements, including export and trade barriers and taxes; longer payment cycles and greater difficulty in accounts receivable collection. We are also subject to general geopolitical risks in connection with international operations, such as political, social and economic instability, potential hostilities and changes in diplomatic and trade relationships. We cannot assure investors that one or more of the foregoing factors will not have a material adverse effect on our business, financial condition and operating results or require us to modify our current business practices.

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

Certain jurisdictions have lower tax rates, and the amount of earnings in these jurisdictions may fluctuate. If we do not have profitable operations in these jurisdictions, we would not be able to take advantage of these lower tax rates, and our overall tax rate could be adversely impacted. Changes in tax laws and regulatory requirements in the countries in which we operate could have a material impact on our tax provision. To the extent that we are unable to continue to reinvest a substantial portion of our profits in our foreign operations, we may be subject to additional effective income tax rate increases in the future. Tax authorities may challenge the allocation of profits between our subsidiaries and we may not prevail in any such challenge. If we were not to prevail, we could be subject to higher tax rates or double tax.

We rely on our ability to project future taxable income to assess the likelihood that our net deferred tax asset will be realized. To the extent we do not believe that realization is more likely than not, we may need to establish a valuation allowance. Significant estimates are required in determining any valuation allowance to be recorded against our net deferred tax assets. Changes in the amount of valuation allowance required may adversely impact our financial results of operations. For example, in 2008, we recorded an increase of $75.1 million to our valuation allowance against our net deferred tax assets.

Other factors that could affect our effective tax rate include levels of research and development spending and nondeductible expenses such as stock based compensation or merger related expenditures, and ultimate outcomes of income tax audits. In addition, U.S. Government officials have recently expressed interest in revising the tax code to end tax breaks for U.S. based  multinational companies.  While it is unclear when or how the code might be revised, if at all in this area, it is possible that in the future, we may experience a lower long-term benefit from our current tax strategy than we expected.

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

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or short-term investments since December 31, 2008, we cannot assure you that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or short-term investments or our ability to meet our financing objectives. Other-than-temporary declines in the market price and valuation of any of our short-term investments would require us to adjust the carrying value of the investment through an impairment charge.

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

We are currently collaborating with our partners to develop diagnostic and therapeutic products. The ability of our collaborators to commercialize such products may depend, in part, on the extent to which reimbursement for the cost of these products will be available under U.S. and foreign regulations that govern reimbursement for clinical testing services by government authorities, private health insurers and other organizations. In the U.S., third-party payer price resistance, the trend towards managed health care and legislative proposals to reform health care or reduce government insurance programs could reduce prices for health care products and services, adversely affect the profits of our customers and collaborative partners and reduce our future royalties.

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

We have been, and may in the future be, subject to litigation or other proceedings or actions arising in relation to our historical stock option granting practices and the restatement of our prior period financial statements. For example, three purported derivative lawsuits were filed against us and several of our current and former officers and directors alleging that the defendants breached their fiduciary duty by backdating stock option grants. For additional information our shareholders’ derivative lawsuits, refer to Note 9 to the Condensed Consolidated Financial Statements in Item 1, Commitments and Contingencies of this Form 10-Q for further information.

Risks Related to Our Intellectual Property

Our success will require that we establish a strong intellectual property position and that we can defend ourselves against intellectual property claims from others.

Maintaining a strong patent position is critical to our business. Litigation on these matters has been prevalent in our industry and we expect that this will continue. Patent law relating to the scope of claims in the technology fields in which we operate is still evolving and the extent of future protection is highly uncertain, so we cannot assure you that the patent rights that we have or may obtain will be valuable. Others have filed, and in the future are likely to file, patent applications that are similar or identical to ours or those of our licensors. To determine the priority of inventions, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office that could result in substantial costs in legal fees and could substantially affect the scope of our patent protection. We cannot assure you that our patent applications will have priority over those filed by others. Also, our intellectual property may be subject to significant administrative and litigation proceedings such as opposition proceedings against our patents in Europe, Japan and other jurisdictions. Because of the size and breadth of our patent portfolio we may or may not choose to pursue litigation or interferences against those that have infringed on our patents, or used them without authorization, due to the associated expense and time commitment of monitoring these activities.

If we fail to protect or to enforce our intellectual property rights successfully, our competitive position could suffer, which could harm our results of operations. Legal actions to enforce our patent rights can be expensive and may involve the diversion of significant management time. In addition, these legal actions could be unsuccessful and could also result in the invalidation of our patents or a finding that they are unenforceable. For example, we currently are engaged in litigation regarding intellectual property rights with third parties. For additional information concerning intellectual property litigation and administrative proceedings, refer to Note 13 to the Consolidated Financial Statements in Item 8, Commitments and Contingencies of the December 31, 2008 Form 10-K for further information.

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

The market price of our common stock is volatile. During the twelve-month period ending March 31, 2009, the daily volume of our common stock fluctuated from 209,700 to 25,474,600 shares. Moreover, during that period, our common stock traded as low as $1.78 per share and as high as $18.03 per share.

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

May 8, 2009

AFFYMETRIX, INC.

EXHIBIT INDEX

MARCH 31, 2009

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002