Form 10-Q
period 2009-06-30
AFFYMETRIX INC
filed 2009-08-07
CIK 913077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

COMMON SHARES OUTSTANDING ON JULY 31, 2009: 70,617,732

AFFYMETRIX, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

AFFYMETRIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS:
Current assets:
Cash and cash equivalents	$73,267	$113,292
Restricted cash—short-term portion	1,182	4,402
Available-for-sale securities—short-term portion	208,075	250,970
Accounts receivable, net	57,108	62,726
Inventories	51,803	51,333
Deferred tax assets—current portion	1,649	1,077
Prepaid expenses and other current assets	9,155	15,725
Total current assets	402,239	499,525
Available-for-sale securities—long-term portion	68,277	26,900
Property and equipment, net	74,107	89,345
Acquired technology rights, net	55,714	62,569
Deferred tax assets—long-term portion	4,269	4,764
Restricted cash—long-term portion	2,359	2,175
Other assets	26,299	28,032
Total assets	$633,264	$713,310

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued liabilities	$61,333	$62,559
Deferred revenue—current portion	16,274	16,198
Total current liabilities	77,607	78,757
Deferred revenue—long-term portion	3,415	3,583
Other long-term liabilities	11,213	10,972
Convertible notes	247,201	316,341
Stockholders’ equity:
Common stock	706	703
Additional paid-in capital	725,463	721,641
Accumulated other comprehensive income (loss)	1,935	(2,296)
Accumulated deficit	(434,276)	(416,391)
Total stockholders’ equity	293,828	303,657
Total liabilities and stockholders’ equity	$633,264	$713,310

Note 1:
The condensed consolidated balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date included in the Company’s Form 10-K for the fiscal year ended December 31, 2008.

See accompanying notes.

AFFYMETRIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
REVENUE:
Product sales	$67,156	$75,022	$132,026	$137,828
Services	12,221	9,005	23,777	17,425
Royalties and other revenue	2,177	2,884	4,312	101,233
Total revenue	81,554	86,911	160,115	256,486
COSTS AND EXPENSES:
Cost of product sales	29,885	32,257	64,319	58,234
Cost of services and other	7,567	6,743	15,157	12,421
Research and development	20,361	19,591	41,644	38,359
Selling, general and administrative	31,686	29,640	65,668	64,373
Acquired in-process technology	—	—	—	800
Restructuring charges	226	898	2,193	14,808
Total costs and expenses	89,725	89,129	188,981	188,995
(Loss) income from operations	(8,171)	(2,218)	(28,866)	67,491
Interest income and other, net	1,356	2,286	516	9,158
Interest expense	(2,903)	(3,548)	(6,080)	(7,137)
Gain on repurchase of convertible notes	17,447	—	17,447	—
Income (loss) before income taxes	7,729	(3,480)	(16,983)	69,512
Income tax provision	(409)	(155)	(902)	(26,895)
Net income (loss)	$7,320	$(3,635)	$(17,885)	$42,617

Basic net income (loss) per common share	$0.11	$(0.05)	$(0.26)	$0.62
Diluted net income (loss) per common share	$0.11	$(0.05)	$(0.26)	$0.56

Shares used in computing basic net income (loss) per common share	68,651	68,540	68,527	68,522
Shares used in computing diluted net income (loss) per common share	68,939	68,540	68,527	82,971

See accompanying notes.

AFFYMETRIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(17,885)	$42,617
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	18,866	14,240
Amortization of intangible assets	7,358	5,455
Charge for acquired in-process technology	—	800
Amortization of investment premiums, net	654	371
Stock-based compensation	4,438	3,267
Realized loss (gain) on equity investments	1,158	(19)
Realized gain on the sales of investments	(76)	(35)
Deferred tax assets	(77)	21,479
Amortization of debt offering costs	677	1,056
(Gain) loss on disposal of property and equipment	(520)	12,560
Gain on repurchase of convertible notes	(17,447)	—
Changes in operating assets and liabilities:
Accounts receivable, net	5,618	7,084
Inventories	(470)	809
Prepaid expenses and other assets	7,112	8,406
Accounts payable and accrued liabilities	1,811	(17,088)
Deferred revenue	(92)	(4,642)
Other long-term liabilities	241	(384)
Net cash provided by operating activities	11,366	95,976
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,985)	(7,432)
Purchases of available-for-sale securities	(274,164)	(263,831)
Proceeds from sales and maturities of available-for-sale securities	279,113	277,547
Acquisition of business, net of cash acquired	—	(65,159)
Purchase of non-marketable equity investments	—	(311)
Net cash used in investing activities	(36)	(59,186)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	(613)	(3)
Repurchase of convertible notes	(50,669)	—
Net cash used in financing activities	(51,282)	(3)

Effect of exchange rate changes on cash and cash equivalents	(73)	297
Net (decrease) increase in cash and cash equivalents	(40,025)	37,084
Cash and cash equivalents at beginning of period	113,292	288,644
Cash and cash equivalents at end of period	$73,267	$325,728

See accompanying notes.

AFFYMETRIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements include the accounts of Affymetrix, Inc. and its wholly owned subsidiaries (“Affymetrix” or the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. The Company has evaluated subsequent events through August 7, 2009, the date on which the financial statements being presented were filed with the Securities and Exchange Commission.

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

The Company derives the majority of its revenue from product sales of probe arrays, reagents, and related instrumentation that may be sold individually or combined with any of the products, services or other sources of revenue listed below. When a sale combines multiple elements, the Company accounts for multiple element arrangements under Emerging Issues Task Force Issue (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables, (“EITF 00-21”).

EITF 00-21 provides guidance on accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. In accordance with EITF 00-21, the Company allocates revenue for transactions or collaborations that include multiple elements to each unit of accounting based on its relative fair value, and recognizes revenue for each unit of accounting when the revenue recognition criteria have been met. The price charged when the element is sold separately generally determines fair value. In the absence of fair value of a delivered element, the Company applies the residual method where revenue is first allocated to the fair value of the undelivered elements and the remaining residual revenue to the delivered elements. The Company recognizes revenue for delivered elements when the delivered elements have standalone value and the Company has objective and reliable evidence of fair value for each undelivered element. If the fair value of any undelivered element included in a multiple element arrangement cannot be objectively determined, revenue is deferred until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements.

Product Sales

Product sales include sales of probe arrays, reagents and related instrumentation. Probe array, reagent and instrumentation revenues are recognized when earned, which is generally upon shipment and transfer of title to the customer and fulfillment of any significant post-delivery obligations. Accruals are provided for anticipated warranty expenses at the time the associated revenue is recognized.

Also included in product sales is the instrument rental revenue associated with the Company’s reagent rental program available for certain instruments, including its new GeneTitan platform. Generally, the Company will loan the instrument free of charge when there is a minimum consumables purchase commitment. The Company recovers the cost of providing the instrumentation in the amount it charges for its consumables under these arrangements.  The instrument rental revenue is recognized over the life of the contract, generally one to two years, based on the relative fair values of the consumables once shipped. The depreciation costs associated with an instrument are charged to cost of product sales on the greater of through-put or straight-line basis over the same contract period. The costs to maintain these instruments in the field are charged to cost of product sales as incurred.

Services

Services revenue is comprised of equipment service revenue; revenue from custom probe array design fees; and scientific services revenue, which includes associated consumables.

Revenue related to extended warranty arrangements is deferred and recognized ratably over the applicable periods. Revenue from custom probe array design fees associated with the Company’s GeneChip® CustomExpress™ and CustomSeq™ products are recognized when the associated products are shipped.

Revenue from scientific services is recognized upon shipment of the required data to the customer.

Royalties and Other Revenue

Royalties and other revenue include license revenue; royalties; subscription fees; research revenue; and non-recurring intellectual property payments.

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

Transactions with Distributors

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. The Company’s agreements with distributors do not include rights of return.

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

The following table sets forth a reconciliation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator:
Net income (loss) – basic	$7,320	$(3,635)	$(17,885)	$42,617
Add effect of dilutive securities:
Interest on convertible notes (inclusive of amortization of debt issuance costs)	—	—	—	4,232
Net income (loss) – diluted	$7,320	$(3,635)	$(17,885)	$46,849

Denominator:
Shares used in computing basic net (loss) income per common share	68,651	68,540	68,527	68,522
Add effect of dilutive securities:
Employee stock options	210	—	—	52
Common stock subject to repurchase	78	—	—	28
Convertible notes	—	—	—	14,369
Shares used in computing diluted net income (loss) per common share	68,939	68,540	68,527	82,971
Basic net income (loss) per common share	$0.11	$(0.05)	$(0.26)	$0.62
Diluted net income (loss) per common share	$0.11	$(0.05)	$(0.26)	$0.56

The following securities were excluded from the computation of diluted net income (loss) per common share, on an actual outstanding basis, as they were anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Employee stock options	4,990	6,666	5,984	4,697
Restricted stock subject to repurchase	1,027	1,702	1,829	599
Convertible notes	9,744	14,369	10,119	—
Total	15,761	22,737	17,932	5,296

Cash Equivalents, Available-For-Sale Securities and Investments

Marketable Securities

The Company’s investments consist of U.S. government notes and bonds; corporate notes, bonds and asset-backed securities; mortgage-backed securities, municipal notes and bonds; and publicly traded equity securities. The Company reports all debt securities with maturities at the date of purchase of three months or less that are readily convertible into cash and have insignificant interest rate risk as cash equivalents. Cash equivalents and available-for-sale securities consist of marketable equity and debt securities. Management determines the appropriate classification of debt securities at the time of purchase. As of June 30, 2009 and December 31, 2008, the Company’s investments in debt securities are classified as available-for-sale and are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity. The cost of debt securities is adjusted for amortization of premiums and discounts to maturity. This amortization is included in interest income and other, net. Realized gains and losses, as well as interest income, on available-for-sale securities are also included in interest income and other, net. The cost of securities sold is based on the specific identification method. The fair values of securities are based on quoted market prices. The Company includes its available-for-sale securities that have an effective maturity of less than twelve months as of the balance sheet date in current assets and those with an effective maturity greater than twelve months as of the balance sheet date in non-current assets. The Company monitors its investment portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. Fair values for investments in public companies are determined using quoted market prices.

Non-marketable Securities

The Company also has investments in non-marketable securities issued by privately held companies. These investments are included in other assets in the Consolidated Balance Sheets and are primarily carried at cost. The Company periodically monitors the liquidity and financing activities of the respective issuers to determine if any impairment exists and accordingly writes down to the extent necessary, the cost basis of its non-marketable equity securities to their estimated fair values. In order to determine whether a decline in value is other-than-temporary, the Company evaluates, among other factors: the duration and extent to which the fair value has been less than the carrying value; the financial condition of and business outlook of the issuer for the company, including key operational and cash flow metrics, current market conditions; and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in estimated fair value.

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

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”), which amends Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”), and SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations. This FSP revises the other-than-temporary guidance in U.S. GAAP for debt securities to make the guidance more operational and extends the disclosure requirements to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. Only credit-related losses will be realized through the income statement as interest rate and market-related losses will be recorded in other comprehensive income on the balance sheet and will not affect the cost basis of the security. The provisions of FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. The Company’s implementation of this FSP did not have an effect on its consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principles Board (“APB”) No. 28-1, Interim Disclosures About Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”) which amends the disclosure requirements under SFAS No. 107, Disclosures About Fair Value of Financial Instruments and APB No. 28, Interim Financial Reporting. These amendments require publicly traded companies to disclose information about the fair value of financial instruments during the interim periods as well as the annual period. The provisions of FSP FAS 107 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009. The Company’s implementation of this FSP did not have an effect on its consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”) which supercedes FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. This FSP provides additional guidance on estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity. It also provides additional guidance on circumstances that may indicate that a transaction is not orderly. The provisions of FSP FAS 157-4 are effective for interim and annual reporting periods ending after June 15, 2009. The Company’s implementation of this FSP did not have an effect on its consolidated results of operations or financial condition.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The provisions of SFAS 165 are effective for interim and annual reporting periods ending after June 15, 2009. The Company’s implementation of this SFAS did not have an effect on its consolidated results of operations or financial condition.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles which establishes the Codification as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. This SFAS replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. Therefore, in the third quarter of fiscal 2009, all references made to US GAAP will use the new Codification numbering system prescribed by the FASB. As the Codification is not intended to change or alter existing US GAAP, it is not expected to have any impact on the Company’s consolidated financial position or results of operations.

NOTE 2—FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with SFAS No. 157, Fair Value Measures,  the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008 (in thousands):

		Significant
	Quoted Prices	Other
	In Active	Observable
	Markets	Inputs
	(Level 1)	(Level 2)	Total
June 30, 2009
U.S. government obligations and agencies	$—	$173,666	$173,666
U.S. corporate debt	—	101,429	101,429
Non-U.S. equity securities	1,257	—	1,257
Total	$1,257	$275,095	$276,352
December 31, 2008
U.S. government obligations and agencies	$—	$203,488	$203,488
U.S. corporate debt	—	93,916	93,916
Non-U.S. equity securities	842	—	842
Total	$842	$297,404	$298,246

As of June 30, 2009 and December 31, 2008, the Company had no financial assets or liabilities requiring Level 3 classification which have unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets and liabilities.

Investments in Debt and Equity Securities

The fair values of all available-for-sale securities are based on quoted market prices and are included in cash and cash equivalents, available-for-sale securities—short-term and available-for-sale securities—long-term on the Company's Consolidated Balance Sheets based on the securities’ maturity. The following is a summary of available-for-sale securities as of June 30, 2009 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government obligations and agency securities	$172,989	$725	$(48)	$173,666
U.S. corporate debt securities	101,960	299	(830)	101,429
Non-U.S. equity securities	890	367	—	1,257
Total securities	$275,839	$1,391	$(878)	$276,352
Amounts included in:
Cash equivalents	$3,270	$8	$(7)	$3,271
Available-for-sale securities	272,569	1,383	(871)	273,081
Total securities	$275,839	$1,391	$(878)	$276,352
Amounts mature in:
Less than one year	$208,356	$905	$(836)	$208,425
One to two years	62,831	479	(17)	63,293
More than two years	4,652	7	(25)	4,634
Total securities	$275,839	$1,391	$(878)	$276,352

The following is a summary of available-for-sale securities as of December 31, 2008 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government obligations and agency securities	$205,076	$372	$(134)	$205,314
U.S. corporate debt securities	95,755	32	(3,697)	92,090
Non-U.S. equity securities	890	—	(48)	842
Total securities	$301,721	$404	$(3,879)	$298,246
Amounts included in:
Cash equivalents	$21,979	$20	$—	$21,999
Available-for-sale securities	279,742	384	(3,879)	276,247
Total securities	$301,721	$404	$(3,879)	$298,246
Amounts mature in:
Less than one year	$271,402	$11	$(68)	$271,345
One to two years	30,319	393	(3,811)	26,901
Total securities	$301,721	$404	$(3,879)	$298,246

Realized gains and (losses) for the six months ended June 30, 2009 and 2008 were $0.2 million and $(0.1) million, respectively, and $2.0 million and $(1.9) million, respectively. Realized gains and (losses) are included in interest income and other, net in the accompanying Consolidated Statements of Operations. The gross unrealized losses as of June 30, 2009 were primarily related to mortgage-backed securities that were impacted by the weakening of the global economy caused by a lack of liquidity in the credit markets.

The Company conducts a review of investment securities on a quarterly basis for the presence of impairment that is deemed to be other-than-temporary (“OTTI”) in accordance with SFAS 115. As part of its review, the Company is required to take into consideration current market conditions, fair value in relationship to cost, extent and nature of change in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, all available information relevant to the collectability of debt securities, its ability and intent to hold investments until a recovery of fair value, which may be maturity, and other factors when evaluating for the existence of OTTI in its securities portfolio.

During the quarter ended June 30, 2009, the Company adopted FSP FAS 115-2 and FAS 124-2 where it assesses whether OTTI is present when the fair value of a debt security is less than its amortized cost basis at the balance sheet date. Under these circumstances, OTTI is considered to have occurred if (1) the Company intends to sell the security; (2) it is “more likely than not” that the Company will be required to sell the security before recovery of its amortized cost basis or (3) the present value of expected cash flows is not expected to recover the entire amortized cost basis. The “more likely than not” criteria is a lower threshold than the “probable” criteria used under the previous guidance.

FSP FAS 115-2 and FAS 124-2 requires credit-related OTTI to be recognized in earnings while noncredit-related OTTI on securities not expected to be sold to be recognized in other comprehensive income (“OCI”). Noncredit-related OTTI is based on other factors, including illiquidity. Presentation of OTTI is made in the statement of income on a gross basis with an offset for the amount of OTTI recognized in OCI. Noncredit-related OTTI recognized in earnings previous to January 1, 2009 is reclassified from retained earnings to accumulated OCI as a cumulative effect adjustment.

No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of the Company’s securities. Based on its review of these securities, including the assessment of the severity of the related unrealized losses, the Company has not recorded any other-than-temporary impairments on these securities.

Additionally, the Company did not have any noncredit-related OTTI on securities not expected to be sold, and for which it is not more likely than not that it will be required to sell the securities, before recovery of their amortized cost basis, that was recognized in OCI during the period ended June 30, 2009. The Company did not record any cumulative effect adjustments for noncredit-related portion of OTTI losses previously recognized in earnings.

Other Financial Instruments

The carrying amounts and estimated fair values of financial instruments, other than those accounted for in accordance with SFAS 115, were as follows (in thousands):

	June 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Non-marketable equity securities	$12,147	$12,147	$13,009	$13,009
Liability:
Convertible notes	247,201	175,513	316,341	101,290

The fair value estimates provided above for the Company's convertible notes were based on quoted market prices available at June 30, 2009 and December 31, 2008, respectively. All other fair values were based on current market rates, liquidation and net realizable values. During the first six months ended June 30, 2009, the Company determined that the declines in estimated fair values of certain investments in non-marketable equity securities were other-than-temporary. Accordingly, the Company recorded net impairment losses on the investments of approximately $0.9 million. No impairment was recognized for the six months ended June 30, 2008. Net investment losses are included in interest income and other, net in the Consolidated Statements of Operations. Depending on market conditions, the Company may incur additional charges on this investment portfolio in the future.

NOTE 3—STOCK-BASED COMPENSATION

Stock-Based Compensation Plans

The Company has a stock-based compensation program that provides the Board of Directors broad discretion in creating equity incentives for employees, officers, directors and consultants. This program includes incentive and non-qualified stock options and non-vested stock awards (also known as restricted stock) granted under various stock plans. Stock options are generally time-based, vesting 25% on each annual anniversary of the grant date over four years and expire 7 to 10 years from the grant date. Non-vested stock awards are generally time-based, vesting 25% on each annual anniversary of the grant date over four years. As of June 30, 2009, the Company had approximately 2.7 million shares of common stock reserved for future issuance under its stock-based compensation plans. New shares are issued as a result of stock option exercises and non-vested restricted stock awards.

The Company allocated stock-based compensation expense under SFAS No. 123R, Share-Based Payment (“SFAS 123R”), as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Costs of product sales	$434	$224	$839	$588
Research and development	434	341	827	864
Selling, general and administrative	1,487	80	2,772	1,815
Total stock-based compensation expense	$2,355	$645	$4,438	$3,267

As of June 30, 2009, $17.5 million of total unrecognized stock-based compensation expense related to non-vested awards is expected to be recognized over the respective vesting terms of each award through 2013. The weighted average term of the unrecognized stock-based compensation expense is 2.9 years.

Stock Options

The fair value of options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Risk free interest rate	2.1%	2.5%	1.6%	2.5%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	70%	42%	70%	42%
Expected option term (in years)	4.1	4.5	4.1	4.5

The risk free interest rate for periods within the contractual life of the Company’s stock options is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term is derived from an analysis of the Company’s historical exercise trends over ten years. The expected volatility is based on a blend of historical and market-based implied volatility. The Company incorporated a significant increase in the expected volatility assumption for the periods ended June 30, 2009 as compared to the periods ended June 30, 2008 due to the increased net losses of the Company and the overall impact of the deterioration of the global economy over the period. Using the assumptions above, the weighted average grant date fair value of options granted during the three months ended June 30, 2009 and 2008 was $2.88 and $4.05, respectively, and for the six months ended June 30, 2009 and 2008 was $1.88 and $4.61, respectively.

NOTE 4—RESTRUCTURING

Fiscal 2008 Restructuring Plan

In February 2008, the Company committed to a restructuring plan (the “2008 Plan”) designed primarily to optimize its production capacity and cost structure and improve its future gross margins. The plan involves the closure of its West Sacramento manufacturing facility after which all of the Company’s products will be manufactured at its Singapore and Ohio facilities, as well as by third parties. The Company substantially completed the closure of the West Sacramento facility during the second quarter of 2009.

The Company estimates the total restructuring expenses to be incurred in connection with the 2008 Plan will be approximately $45.6 million. Of this total, approximately $8.6 million of cash outlays relates to employee severance and $37.0 million relates to non-cash charges associated with the abandonment and impairment of certain long-lived manufacturing assets. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), the costs relating to employee severance are being recognized as expense over the remaining service periods of the employees.

During the first six months of 2009, the Company recognized approximately $2.7 million of expenses for employee termination benefits associated with the 2008 Plan.  During the first six months of 2008, the Company recognized approximately $12.5 million of non-cash charges related to the abandonment and impairment of certain manufacturing assets and $2.1 million of expense for employee termination benefits. These expenses are presented as a component of “Restructuring charges” in the Company’s Consolidated Statements of Operations.

Fiscal 2007 Restructuring Plan

In July 2007, the Company announced that it was consolidating an administrative facility located in Sunnyvale, California into its main campus in Santa Clara, California (the “2007 Plan”). Additionally, in August and December 2007, the Company terminated certain employees in the research and development and selling, general and administrative functions. The Sunnyvale, California facility was vacated during the fourth quarter of 2007. The estimated cash outlays to be incurred in connection with these restructuring activities are estimated to be approximately $4.6 million. During the six months ended June 30, 2009 and 2008, the amount of expense recognized associated with the 2007 Plan was not material.

Fiscal 2006 Restructuring Plan

In 2006, the Company initiated a restructuring plan (the “2006 Plan”) to better align certain of its expenses with the Company’s business outlook. The Company’s primary focus of the 2006 Plan was in the general and administrative functions and included rationalizing its facilities. Cash outlays incurred in connection with these restructuring activities were estimated to be approximately $16.8 million. During the six months ended June 30, 2009 and 2008, the amount of expense recognized associated with the 2006 Plan was not material.

The activity for the restructuring plans above for the six months ended June 30, 2009 and estimated costs for the amounts expected to be recognized as “Restructuring charges” in the Company’s Consolidated Statements of Operations is as follows (in thousands):

						As of June 30, 2009
	Balance as of				Balance as of	Total	Total
	December 31,	2009	Cash	Non-Cash	June 30,	costs	expected
	2008	Charges	Payments	Settlements	2009	to date	costs
Fiscal 2008 Restructuring Plan:
Employee severance and relocation benefits	$3,178	$2,718	$(4,481)	$(418)	$997	$8,511	$8,550
Abandonment and impairment of certain long-lived manufacturing assets	—	(326)	565	(239)	—	36,763	37,000
Fiscal 2007 Restructuring Plan:
Employee severance and relocation benefits	—	—	—	—	—	2,888	2,888
Contract termination costs	504	(171)	(243)	251	341	1,498	1,500
Other restructuring costs	—	—	—	—	—	113	113
Fiscal 2006 Restructuring Plan:
Employee severance and relocation benefits	—	—	—	—	—	20,197	20,197
Contract termination costs	1,222	(28)	(171)	42	1,065	2,574	2,600
Other restructuring costs	—	—	—	—	—	2,194	2,194
Total	$4,904	$2,193	$(4,330)	$(364)	$2,403	$74,738	$75,042

NOTE 5—INVENTORIES

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2009	2008
Raw materials	$21,067	$22,799
Work-in-process	8,803	12,192
Finished goods	21,933	16,342
Total	$51,803	$51,333

NOTE 6—ACQUIRED TECHNOLOGY RIGHTS

Acquired technology rights are comprised of licenses to technology covered by patents to third parties and are amortized over the expected useful life of the underlying patents, which range from one to fifteen years. Accumulated amortization of these rights amounted to approximately $52.8 million and $52.4 million at June 30, 2009 and December 31, 2008, respectively.

The expected future annual amortization expense of the Company’s acquired technology rights and other intangible assets is as follows (in thousands):

Amortization
For the Year Ending December 31,	Expense
2009, remainder thereof	$6,358
2010	12,212
2011	12,031
2012	10,257
2013	7,749
Thereafter	7,107
Total	$55,714

NOTE 7—SENIOR CONVERTIBLE NOTES

During the period ended June 30, 2009, the Company repurchased approximately $69.1 million of aggregate principal amount of its 3.50% senior convertible notes due in 2038 in private transactions for total cash consideration of $50.6 million, including accrued interest of $0.9 million. The recognized gain on debt repurchase of $17.4 million is net of transaction costs of $0.9 million and accelerated amortization of deferred financing costs of $1.0 million.

NOTE 8—COMPREHENSIVE INCOME (LOSS)

The components of comprehensive (loss) income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income (loss)	$7,320	$(3,635)	$(17,885)	$42,617
Foreign currency translation adjustment	312	(178)	(73)	297
Unrealized gain (loss) on investments	2,703	107	4,304	(2,195)
Comprehensive income (loss)	$10,335	$(3,706)	$(13,654)	$40,719

NOTE 9—RELATED PARTY TRANSACTIONS

Perlegen Sciences, Inc.

As of June 30, 2009, the Company, and certain of its affiliates, including certain members of the Board of Directors, held approximately 22% ownership interest in Perlegen Sciences, Inc. (“Perlegen”), a privately-held biotechnology company. In addition, two members of Perlegen’s Board of Directors are also members of the Company’s Board of Directors.

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

In accordance with FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 as amended, the Company has concluded that Perlegen is a variable interest entity in which the Company holds a variable interest, and that the Company is not the primary beneficiary.

NOTE 10—COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company has been in the past, and continues to be, a party to litigation which has consumed, and may continue to consume, substantial financial and managerial resources.

Illumina Lawsuit

On May 4, 2009, the Company was named as a defendant in a complaint filed by plaintiff Illumina, Inc. in the U.S. District Court for the Western District of Wisconsin.  In the complaint, plaintiff alleges that the Company is infringing Patent No. 7,510,841 by making and selling certain of the GeneChip® products.  Plaintiff seeks a permanent injunction enjoining the Company from further infringement and unspecified monetary damages.  The case has been set for trial in Wisconsin on October 4, 2010. The Company will vigorously defend against plaintiff’s claims.

E8 Pharmaceuticals LLC

On July 1, 2008, the Company was named as a defendant in a complaint filed by plaintiffs E8 Pharmaceuticals LLC and Massachusetts Institute of Technology (MIT) in the United States District Court of Massachusetts. In the complaint, the plaintiffs allege that the Company is infringing one patent owned by MIT and licensed to E8 Pharmaceuticals by making and selling the Company’s GeneChip® products to customers and teaching its customers how to use the products. The plaintiffs seek a permanent injunction enjoining the Company from further infringement, unspecified monetary damages, enhanced damages pursuant to 35 U.S.C. § 284, costs, attorneys’ fees and other relief as the court deems just and proper. The Company will vigorously defend against plaintiffs’ claims.

Shareholder Derivative Lawsuits

In 2006, three shareholders of the Company filed purported derivative lawsuits on behalf of the Company, which lawsuits named the Company (as nominal defendant) and several of the Company’s current and former officers and directors, and alleged that these officers and directors breached their fiduciary duties and other laws by participating in backdating stock options grants. The parties reached a settlement pursuant to which the Company agreed to the adoption of certain corporate governance enhancements and the payment of $3.5 million to counsel for plaintiffs.  The district court approved the settlement on June 29, 2009 and the Company made the $3.5 million payment in July 2009.

Enzo Litigation

On October 28, 2003, Enzo Life Sciences, Inc., a wholly-owned subsidiary of Enzo Biochem, Inc. (collectively “Enzo”), filed a complaint against the Company that is now pending in the United States District Court for the Southern District of New York for breach of contract, injunctive relief and declaratory judgment. The Enzo complaint relates to a 1998 distributorship agreement with Enzo under which the Company served as a non-exclusive distributor of certain reagent labeling kits supplied by Enzo. In its complaint, Enzo seeks monetary damages and an injunction against the Company from using, manufacturing or selling Enzo products and from inducing collaborators and customers to use Enzo products in violation of the 1998 agreement. Enzo also seeks the transfer of certain Affymetrix patents to Enzo. In connection with its complaint, Enzo provided the Company with a notice of termination of the 1998 agreement effective on November 12, 2003.

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

Administrative Proceedings

The Company’s intellectual property is subject to a number of significant administrative actions. These proceedings could result in the Company’s patent protection being significantly modified or reduced, and the incurrence of significant costs and the consumption of substantial managerial resources.

NOTE 11—INCOME TAXES

The provision for income tax for the three and six months ended June 30, 2009 was approximately $0.4 million and $0.9 million, respectively. The provision for income tax primarily consists of foreign taxes and state taxes.

 Due to the Company’s history of cumulative operating losses, management concluded that, after considering all the available objective evidence, it is not more likely that not that all the Company’s net deferred tax assets will be realized. Accordingly, all of the U.S. deferred tax assets, net of FIN No. 48, Accounting for Uncertainty in Income Taxes reserves, continue to be subject to a valuation allowance as of June 30, 2009.

As of June 30, 2009, there have been no material changes to the total amount of unrecognized tax benefits.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 should be read in conjunction with our financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Improving operating leverage.  Starting in February 2008, we implemented a restructuring plan in order to optimize our production capacity and cost structure to enable us to decrease our cost of manufacturing and operating expenses. We have substantially completed the move of our probe array manufacturing to our Singapore facility and our reagent manufacturing to our Cleveland facility, as well as the outsourcing of our instrument manufacturing operations.

Critical Accounting Policies & Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which we have prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management has discussed the development, selection and disclosure of significant estimates with the Audit Committee of our Board of Directors. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. There have been no significant changes during the six months ended June 30, 2009 in our critical accounting policies and estimates compared to the disclosures in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board issued FASB Staff Position Financial Accounting Standard No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations. This FSP revises the other-than-temporary guidance in U.S. GAAP for debt securities to make the guidance more operational and extends the disclosure requirements to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. Only credit-related losses will be realized through the income statement as interest rate and market-related losses will be recorded in other comprehensive income on the balance sheet and will not affect the cost basis of the security. The provisions of FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. Our implementation of this FSP did not have an effect on our consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principles Board No. 28-1, Interim Disclosures About Fair Value of Financial Instruments which amends the disclosure requirements under SFAS No. 107, Disclosures About Fair Value of Financial Instruments and APB No. 28, Interim Financial Reporting. These amendments require publicly traded companies to disclose information about the fair value of financial instruments during the interim periods as well as the annual period. The provisions of FSP FAS 107 and APB 28-1 that amend SFAS 107 and APB 28 are effective for interim and annual reporting periods ending after June 15, 2009. Our implementation of this FSP did not have an effect on our consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly which supercedes FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. This FSP provides additional guidance on estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity. It also provides additional guidance on circumstances that may indicate that a transaction is not orderly. The provisions of FSP FAS 157-4 are effective for interim and annual reporting periods ending after June 15, 2009. Our implementation of this FSP did not have an effect on our consolidated results of operations or financial condition.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The provisions of SFAS 165 are effective for interim and annual reporting periods ending after June 15, 2009. Our implementation of this SFAS did not have an effect on our consolidated results of operations or financial condition.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles which establishes the Codification as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. This SFAS replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. Therefore, in the third quarter of fiscal 2009, all references made to US GAAP will use the new Codification numbering system prescribed by the FASB. As the Codification is not intended to change or alter existing US GAAP, it is not expected to have any impact on our consolidated financial position or results of operations.

Results of Operations

The following discussion compares the historical results of operations for the three and six months ended June 30, 2009 and 2008, respectively.

Product Sales

The components of product sales are as follows (in thousands, except percentage amounts):

	Three Months Ended		Dollar	Percentage	Six Months Ended		Dollar	Percentage
	June 30,		change	change	June 30,		change	change
	2009	2008	from 2008	from 2008	2009	2008	from 2008	from 2008
Consumables	$62,147	$68,860	$(6,713)	(10)%	$121,809	$127,616	$(5,807)	(5)%
Instruments	5,009	6,162	(1,153)	(19)	10,217	10,212	5	0
Total product sales	$67,156	$75,022	$(7,866)	(10)	$132,026	$137,828	$(5,802)	(4)

Total product sales decreased in the second quarter, and for the first six months, of 2009 as compared to 2008.  Consumables, which include probe arrays and reagents, decreased primarily due to lower average sales prices as well as volume of sales of our probe arrays and a negative impact from foreign currency, partially offset by an increase in the volume of sales of reagents associated with our acquisition of Panomics, Inc. in December 2008.  Instrument sales decreased primarily due to lower unit sales of our Probe Array systems and GeneChip® Scanners.

Services (in thousands, except percentage amounts):

	Three Months Ended		Dollar	Percentage	Six Months Ended		Dollar	Percentage
	June 30,		change	change	June 30,		change	change
	2009	2008	from 2008	from 2008	2009	2008	from 2008	from 2008
Services	$12,221	$9,005	$3,216	36%	$23,777	$17,425	$6,352	36%

Total services revenue increased in the second quarter, and for the first six months, of 2009 as compared to 2008, primarily due to an increase of $4.0 million in our scientific services business associated with several genotyping projects, including the Wellcome Trust Case Control Consortium and the Women’s Health Initiative.

Royalties and Other Revenue (in thousands, except percentage amounts):

	Three Months Ended		Dollar	Percentage	Six Months Ended		Dollar	Percentage
	June 30,		change	change	June 30,		change	change
	2009	2008	from 2008	from 2008	2009	2008	from 2008	from 2008
Royalties and other revenue	$2,177	$2,884	$(707)	(25)%	$4,312	$101,233	$(96,921)	(96)%

Royalties and other revenue decreased in the second quarter as compared to 2008, primarily due to a decrease in grant funding of $0.9 million, partially offset by an increase in license fees of $0.2 million. For the first six months of 2009, the decrease, as compared to 2008, is primarily attributable to the recognition of a non-recurring $90 million intellectual property payment received in January 2008.

Product and Services Gross Margins (in thousands, except percentage/point amounts):

	Three Months Ended		Dollar/Point	Six Months Ended		Dollar/Point
	June 30,		change	June 30,		change
	2009	2008	from 2008	2009	2008	from 2008
Total gross margin on product sales	$37,271	$42,765	$(5,494)	$67,707	$79,593	$(11,886)
Total gross margin on services	4,714	2,314	2,400	8,689	5,056	3,633

Product gross margin as a percentage of product sales	55%	57%	(2)	51%	58%	(7)
Service gross margin as a percentage of services	39%	26%	13	37%	29%	8

The decrease in product gross margin in the second quarter of 2009 as compared to 2008 is primarily due to consumables margin decline of approximately 5.6 points resulting from restructuring costs related to the closing of the West Sacramento facility and weaker average selling prices for certain consumables. This decrease was partially offset by higher factory utilization of approximately 5.0 points.

For the first six months of 2009, the decrease in product gross margin as compared to 2008 is primarily due to a 5.7 point decrease associated with closing our West Sacramento facility partially offset by higher factory utilization of 2.2 points.  The remaining margin differential was primarily driven by revenue mix shift to lower margin products and consumables average selling price decline.

The increase in services gross margin in the second quarter, and for the first six months ended, of 2009 as compared to 2008 is primarily due to higher revenue and a more favorable mix of programs.

Research and Development Expenses (in thousands, except percentage amounts):

	Three Months Ended		Dollar	Percentage	Six Months Ended		Dollar	Percentage
	June 30,		change	change	June 30,		change	change
	2009	2008	from 2008	from 2008	2009	2008	from 2008	from 2008
Research and development	$20,361	$19,591	$770	4%	$41,644	$38,359	$3,285	9%

The increase in research and development expenses in the second quarter, and for the first six months, of 2009 as compared to 2008 was primarily due to higher headcount related expenses and increased spending for supplies associated with our acquisitions in the second half of 2008 as well as the development of new technologies.

Selling, General and Administrative Expenses (in thousands, except percentage amounts):

	Three Months Ended		Dollar	Percentage	Six Months Ended		Dollar	Percentage
	June 30,		change	change	June 30,		change	change
	2009	2008	from 2008	from 2008	2009	2008	from 2008	from 2008
Selling, general and administrative	$31,686	$29,640	$2,046	7%	$65,668	$64,373	$1,295	2%

The increase in selling, general and administrative expenses in the second quarter of 2009 as compared to 2008 was primarily due to an increase in the following areas: $1.7 million in variable compensation expenses, $1.4 million in stock-based compensation expense and $1.3 million in legal expenses as a result of various litigious matters.  These increases were partially offset by decreases in the following areas: $1.1 million for staff-related expenses and $0.7 million for lower consulting and purchased services.

The increase in selling, general and administrative expenses for the six months ended June 30, 2009 as compared to 2008 was primarily due to the following areas: an increase of $1.0 million in stock-based compensation expense and $4.4 million in legal expenses, partially offset by a decrease of $1.5 million in variable compensation expenses, $0.6 million in staff-related expenses and $1.6 million in consulting and purchased services.

Restructuring charges (in thousands, except percentage amounts):

	Three Months Ended		Dollar	Percentage	Six Months Ended		Dollar	Percentage
	June 30,		change	change	June 30,		change	change
	2009	2008	from 2008	from 2008	2009	2008	from 2008	from 2008
Restructuring	$226	$898	$(672)	(75)%	$2,193	$14,808	$(12,615)	(85)%

In February 2008, we had committed to a restructuring plan (the “2008 Plan”) designed primarily to optimize our production capacity and cost structure and improve our future gross margins. The plan involves the closure of our West Sacramento manufacturing facility after which all of our products will be manufactured at our Singapore and Ohio facilities, as well as by third parties. We substantially completed the closure of the West Sacramento facility at the end of the second quarter of 2009.

During the three months ended June 30, 2009, we recognized approximately $1.0 million in restructuring expenses primarily related to employee termination benefits, partially offset by approximately $0.6 million related to the 2006 and 2007 restructuring plans. This is compared to the three months ended June 30, 2008 of $0.9 million in restructuring charges recognized. These expenses are presented as a component of “Restructuring charges” in our Consolidated Statements of Operations.

During the six months ended June 30, 2009, we recognized a total of $2.7 million in restructuring expenses, primarily related to employee termination benefits, partially offset by approximately $0.6 million related to the 2006 and 2007 restructuring plans, compared to $14.6 million in 2008, of which $12.5 million is related to non-cash charges associated with the abandonment of certain long-lived assets. These expenses are presented as a component of “Restructuring charges” in our Consolidated Statements of Operations.

We estimate the total restructuring expenses to be incurred in connection with the 2008 Plan will be approximately $45.6 million. Of this total, approximately $8.6 million relates to employee severance and $37.0 million relates to non-cash charges associated with the abandonment and impairment of certain long-lived manufacturing assets. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the costs relating to employee severance and relocation are being recognized as expense over the remaining service periods of the employees. Through June 30, 2009, we have recognized total restructuring costs of $45.3 million.

Interest Income and Other, Net (in thousands, except percentage amounts):

The components of interest income and other, net, are as follows:

	Three Months Ended		Dollar	Percentage	Six Months Ended		Dollar	Percentage
	June 30,		change	change	June 30,		change	change
	2009	2008	from 2008	from 2008	2009	2008	from 2008	from 2008
Interest income	$1,258	$3,436	$(2,178)	(63)%	$2,628	$8,297	$(5,669)	(68)%
Realized (loss) gain on equity investments, net	124	(51)	175	343	(1,082)	(104)	(978)	(940)
Currency (losses) gains, net	—	(1,145)	1,145	(100)	(1,833)	(886)	(947)	107
Other	(26)	46	(72)	(157)	803	1,851	(1,048)	(57)
Total interest income and other, net	$1,356	$2,286	$(930)	(41)	$516	$9,158	$(8,642)	(94)

Interest income and other, net decreased in the second quarter, and for the first six months, of 2009 as compared to 2008 primarily due to decreased interest income resulting from lower average cash balances and lower rates of return.

Interest Expense (in thousands, except percentage amounts):

	Three Months Ended		Dollar	Percentage	Six Months Ended		Dollar	Percentage
	June 30,		change	change	June 30,		change	change
	2009	2008	from 2008	from 2008	2009	2008	from 2008	from 2008
Interest expense	$(2,903)	$(3,548)	$(645)	(18)%	$(6,080)	$(7,137)	$(1,057)	(15)%

Interest expense decreased in the second quarter, and for the first six months, of 2009 as compared to 2008, primarily due to the lower aggregate principal balance of the senior convertible notes resulting from the repurchase of $119.9 million in aggregate principal amount in December 2008 as well as $69.1 million in aggregate principal amount in June 2009.

Income Tax Provision (in thousands, except percentage amounts):

	Three Months Ended		Dollar	Percentage	Six Months Ended		Dollar	Percentage
	June 30,		change	change	June 30,		change	change
	2009	2008	from 2008	from 2008	2009	2008	from 2008	from 2008
Income tax provision	$(409)	$(155)	$254	164%	$(902)	$(26,895)	$(25,993)	(97)%

The provision for income tax for the three and six months ended June 30, 2009 primarily consists of foreign taxes and state taxes. For the first six months of 2009, the decrease is due to lower profitability.

Due to our history of cumulative operating losses, management concluded that, after considering all the available objective evidence, it is not more likely that not that all our net deferred tax assets will be realized. Accordingly, all of our U.S. deferred tax assets, net of FIN 48 reserves, continue to be subject to a valuation allowance as of June 30, 2009.

As of June 30, 2009, there have been no material changes to our total amount of unrecognized tax benefits and we do not expect any material changes to the estimated amount of liability within the next twelve months.

Liquidity and Capital Resources

Cashflow (in thousands):

	Six Months Ended
	June 30,
	2009	2008
Net cash provided by operating activities	$11,366	$95,976
Net cash used in investing activities	(36)	(59,186)
Net cash used in financing activities	(51,282)	(3)
Effect of foreign currency translation on cash and cash equivalents	(73)	297
Net (decrease) increase in cash and cash equivalents	$(40,025)	$37,084

Net Cash Provided by Operating Activities

Cash provided by operating activities is net (loss) income adjusted for certain non-cash items and changes in operating assets and liabilities. Cash provided by operating activities for the first six months of 2009 was primarily comprised of a net loss of $17.9 million and non-cash charges that included depreciation and amortization of $26.2 million, stock-based compensation expense of $4.4 million, a loss of $1.2 million on equity investments and a gain of $17.4 million on the repurchase of convertible notes. Significant changes in assets and liabilities are as follows:

Our total accounts receivable was $57.1 million at June 30, 2009, a decrease of $5.6 million from December 31, 2008. The decrease is primarily due to continued focus on collection efforts.

Our prepaid expenses and other assets balance was $9.2 million at June 30, 2009, a decrease of $6.6 million from December 31, 2008. The decrease is primarily related to the receipt of a non-trade receivable.

Our accounts payable and accrued liabilities balance was $61.3 million at June 30, 2009, a decrease of $1.2 million from December 31, 2008. The decrease is primarily due to the net decrease of semi-annual interest on our convertible debt of $1.1 million and timing of payments for operating costs of $3.0 million, offset by the increase in annual variable compensation of $2.5 million and legal costs for certain litigation proceedings of $0.7 million.

Net Cash Used in Investing Activities

Our investing activities, other than purchases, sales and maturities of available-for-sale securities, primarily consist of capital expenditures.

Cash used for capital expenditures was $5.0 million and $7.4 million in the first six months of 2009 and 2008, respectively. Our capital expenditures in 2009 primarily related to the transition of manufacturing operations from West Sacramento to Singapore and Ohio as well as investments in the re-engineering of our technology platforms.

Net Cash Used in Financing Activities

Our financing activities generally consist of transactions under our convertible senior notes and stock option exercise activity under our employee stock plan. Cash used in financing activities for the first six months of 2009 is primarily related to the repurchase of $69.1 million of aggregate principal amount of our 3.50% senior convertible notes for a total of $50.6 million.

Liquidity

We have financed our operations primarily through product sales, sales of equity and debt securities, collaborative agreements, interest income, and licensing of our technology. As of June 30, 2009, we had cash, cash equivalents, and available-for-sale securities of approximately $353.2 million, including restricted cash. We anticipate that our existing capital resources along with the cash to be generated from operations will enable us to maintain currently planned operations, acquisitions and capital expenditures, for the foreseeable future. Capital expenditures are estimated to be approximately $13.0 to $15.0 million for the year ending December 31, 2009.

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

As of June 30, 2009, we have no credit facility or other committed sources of capital. To the extent capital resources are insufficient to meet future capital requirements; we will have to raise additional funds to continue the development of our technologies. There can be no assurance that such funds will be available on favorable terms, or at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to our stockholders. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into collaboration agreements on unattractive terms. Our inability to raise capital would have a material adverse effect on our business, financial condition and results of operations.

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

•	disruption in order fulfillment due to integration processes and therefore loss of sales;

•	presence or absence of adequate internal controls and/or significant fraud in the financial systems of acquired companies; and

•	any decrease in customer and distributor loyalty and product orders caused by dissatisfaction with the combined companies’ product lines and sales and marketing practices, including price increases.

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

For example, companies such as Illumina, Agilent Technologies and Life Technologies have products for genetic analysis which are directly competitive with certain of our products. In addition, pharmaceutical and biotechnology companies have significant needs for genomic information and may choose to develop or acquire competing technologies to meet these needs.

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

The market for molecular diagnostics products is currently limited and highly competitive, with several large companies already having significant market share. Companies such as Beckman Coulter, Becton Dickinson, bioMérieux, Celera Diagnostics, Johnson & Johnson and Roche Diagnostics have made strategic commitments to diagnostics, have financial and other resources to invest in new technologies, and have substantial intellectual property portfolios, substantial experience in new product development, regulatory expertise, manufacturing capabilities and the distribution channels to deliver products to customers. Established diagnostic companies also have an installed base of instruments in several markets, including clinical and reference laboratories, which are not compatible with the systems and could deter acceptance of our products. In addition, these companies have formed alliances with genomics companies which provide them access to genetic information that may be incorporated into their diagnostic tests.

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

We believe that our success in penetrating our target markets depends in part on our ability to develop and maintain collaborative relationships with key companies as well as with key academic researchers. Relying on our collaborative relationships is risky to our future success because:

•	our partners may develop technologies or components competitive with our products;

•	our existing collaborations may preclude us from entering into additional future arrangements;

•	our partners may not obtain regulatory approvals necessary to continue the collaborations in a timely manner;

•	some of our agreements may terminate prematurely due to disagreements between us and our partners;

•	our partners may not devote sufficient resources to the development and sale of our products;

•	our partners may be unable to provide the resources required for us to progress in the collaboration on a timely basis;

•	our collaborations may be unsuccessful; or

•	some of our agreements have expired and we may not be able to negotiate future collaborative arrangements on acceptable terms.

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

We depend on our suppliers to provide components of our products in required volumes, at appropriate quality and reliability levels, and in compliance with regulatory requirements. Key parts of the product lines, including components of our manufacturing equipment and certain raw materials used in the manufacture of our products are currently available only from a single source or limited sources. This risk is increased by the recent consolidation among our suppliers, including the acquisition of Applied Biosystems by Invitrogen.

If supplies from these vendors were delayed or interrupted for any reason, we would not be able to get manufacturing equipment, produce probe arrays, or sell scanners or other components for our products in a timely fashion or in sufficient quantities. Furthermore, our business is dependent on our ability to forecast the needs for components and products in the product lines and our suppliers’ ability to deliver such components and products in time to meet critical manufacturing and product release schedules. Our business could be adversely affected, for example, if suppliers fail to meet product release schedules, if we experience supply constraints, if we fail to negotiate favorable pricing or if we experience any other interruption or delay in the supply chain which interferes with our ability to manufacture our products or manage our inventory levels. For example, the supply of Acetonitrile (ACN), a highly pure solvent we use in the synthesis process is being allocated to customers due to world-wide shortages. The supply has been reduced by the impact that the economic downturn has had on demand for plastic parts used by the automotive industry, which has reduced the availability of a byproduct used to make ACN. We have two qualified suppliers today who have estimated that supplies of ACN will continue to be limited through 2010.

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

We have in the past, and may in the future, adjust our capacity based on business requirements, which may include the rationalization of our facilities, including the abandonment of long-lived manufacturing assets and additional charges related to a reduction in capacity. In 2008, we implemented a restructuring plan in order to optimize our production capacity and cost structure to enable us to increase our gross margins. Our restructuring plan included the closure of our West Sacramento, California facility and the consolidation of our manufacturing to three locations which were substantially completed in the second quarter of 2009. Manufacturing and product quality issues may arise as we launch new products in our Singapore and Ohio facilities. We may lose customers if we are unable to manufacture products or if we experience delays in the manufacture of our products as a result of this transition.

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

Although we were profitable for the year ended December 31, 2007, we incurred losses each year from our inception through the year ended December 31, 2002 and also for the years ended December 31, 2006 and December 31, 2008. As a result, we had an accumulated deficit of approximately $434.3 million on June 30, 2009. We expect to continue experiencing fluctuations in our operating results and cannot assure sustained profitability.

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

We are pursuing and may continue to pursue a number of initiatives to reduce costs across our operations. These initiatives include workforce reductions in certain areas and the rationalization of our facilities. In 2008, we implemented a restructuring plan in order to optimize our production capacity and cost structure to enable us to increase our gross margins, including the closure of our West Sacramento, California facility which was substantially completed during the second quarter of 2009.

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

We rely on our ability to project future taxable income to assess the likelihood that our net deferred tax assets will be realized. To the extent we do not believe that realization is more likely than not, we may need to establish a valuation allowance. Significant estimates are required in determining any valuation allowance to be recorded against our net deferred tax assets. Changes in the amount of valuation allowance required may adversely impact our financial results of operations. For example, in 2008, we recorded an increase of $75.1 million to our valuation allowance against our net deferred tax assets.

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

Risks related to handling of hazardous materials and other regulations governing environmental safety.

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

The risk of product liability claims is inherent in the testing, manufacturing, marketing and sale of human diagnostic and therapeutic products and we may be subjected to such claims. We may seek to acquire additional insurance for clinical or product liability risks. We may not be able to obtain such insurance or general product liability insurance on acceptable terms or in sufficient amounts. A product liability claim or recall could have a serious adverse effect on our business, financial condition and results of operations.

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

If we fail to protect or to enforce our intellectual property rights successfully, our competitive position could suffer, which could harm our results of operations. Legal actions to enforce our patent rights can be expensive and may involve the diversion of significant management time. In addition, these legal actions could be unsuccessful and could also result in the invalidation of our patents or a finding that they are unenforceable. For example, we currently are engaged in litigation regarding intellectual property rights with third parties. For additional information concerning intellectual property litigation and administrative proceedings, refer to Note 10 to the Condensed Consolidated Financial Statements in Item 1, Commitments and Contingencies of this Form 10-Q for further information.

In addition to patent protection, we also rely upon copyright and trade secret protection for our confidential and proprietary information. Such measures may not provide adequate protection for our copyrights, trade secrets or other proprietary information. In addition, we cannot be certain that trade secrets and other proprietary information will not be disclosed, or that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to or disclose our trade secrets and other proprietary information. There can also be no assurance that we will be able to effectively protect our copyrights, trade secrets or other proprietary information. If we cannot obtain, maintain or enforce intellectual property rights, our competitors may be able to offer probe array systems similar to our technology.

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

The market price of our common stock is volatile. During the twelve-month period ending June 30, 2009, the daily volume of our common stock fluctuated from 209,700 to 12,461,700 shares. Moreover, during that period, our common stock traded as low as $1.78 per share and as high as $10.99 per share.

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

Our revenues and operating results may fluctuate significantly due in part to factors that are beyond our control and which we cannot predict. The timing of our customers’ orders may fluctuate from quarter to quarter. Historically, we have experienced customer ordering patterns for instrumentation and consumables where the majority of the shipments occur in the last month of the quarter. These ordering patterns may limit management’s ability to accurately forecast our future revenues or product mix. Additionally, license revenue may also be unpredictable and may fluctuate due to the timing of payments of non-recurring licensing fees. Because our expenses are largely fixed in the short to medium term, any material shortfall in revenues will materially reduce our profitability and may cause us to experience losses.

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

•      competition;

•      our inability to produce products in sufficient quantities and with appropriate quality;

•      the frequency of experiments conducted by our customers;

•      our customers’ inventory of products;

•      the receipt of relatively large orders with short lead times; and

•      our customers’ expectations as to how long it takes us to fill future orders.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)           Date of Meeting

The annual meeting of the stockholders of Affymetrix, Inc. was held on June 17, 2009. 61,974,004 shares of Affymetrix common stock were present at the meeting, representing 87.6% of a total of 70,745,584 shares of common stock outstanding and eligible to vote at such time.

(b) and (c) Name of Each Director Elected at the Meeting and Description of Each Matter Voted on and Number of Votes Cast

		For	Against	Withheld
1.	To elect directors to serve until the next meeting of stockholders or until their successors are elected.
	Stephen P.A. Fodor, Ph.D.	59,816,793	—	2,157,211
	Kevin M. King	59,892,148	—	2,081,856
	Paul Berg, Ph.D.	55,554,192	—	6,419,812
	John D. Diekman, Ph.D.	36,620,015	—	25,353,989
	Gary S. Guthart, Ph.D.	60,795,402	—	1,178,602
	Robert H. Trice, Ph.D.	61,073,276	—	900,728
	Robert P. Wayman	61,069,814	—	904,190
	John A. Young	55,653,411	—	6,320,593

Consequently, all nominees were elected by the stockholders of Affymetrix.

		For	Against	Abstain
2.	To ratify the appointment of Ernst & Young LLP as independent registered public accounting firm of the Company for the fiscal year ending December 31, 2009.	61,424,566	475,435	74,003

Consequently, the proposals were approved by the stockholders of Affymetrix.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

3.2	Amended and Restated Bylaws
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	By:	/s/ JOHN C. BATTY
	Name:	John C. Batty
	Title:	Executive Vice President and Chief Financial Officer

August 7, 2009

AFFYMETRIX, INC.
EXHIBIT INDEX
June 30, 2009

Exhibit Number	Description of Document

3.2	Amended and Restated Bylaws
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002