Form 10-Q
period 2009-09-30
AFFYMETRIX INC
filed 2009-11-06
CIK 913077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

COMMON SHARES OUTSTANDING ON OCTOBER 31, 2009: 71,058,947

AFFYMETRIX, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

AFFYMETRIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS:		(Note 1)
Current assets:
Cash and cash equivalents	$62,487	$113,292
Restricted cash—short-term portion	1,683	4,402
Available-for-sale securities—short-term portion	220,818	250,970
Accounts receivable, net	56,630	62,726
Inventories	50,556	51,333
Deferred tax assets—current portion	1,867	1,077
Prepaid expenses and other current assets	12,330	15,725
Total current assets	406,371	499,525
Available-for-sale securities—long-term portion	56,009	26,900
Property and equipment, net	70,870	89,345
Acquired technology rights, net	52,412	62,569
Deferred tax assets—long-term portion	4,410	4,764
Restricted cash—long-term portion	1,109	2,175
Other assets	25,788	28,032
Total assets	$616,969	$713,310

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued liabilities	$51,911	$62,559
Deferred revenue—current portion	14,545	16,198
Total current liabilities	66,456	78,757
Deferred revenue—long-term portion	3,329	3,583
Other long-term liabilities	10,742	10,972
Convertible notes	247,201	316,341
Stockholders’ equity:
Common stock	710	703
Additional paid-in capital	728,822	721,641
Accumulated other comprehensive income (loss)	2,804	(2,296)
Accumulated deficit	(443,095)	(416,391)
Total stockholders’ equity	289,241	303,657
Total liabilities and stockholders’ equity	$616,969	$713,310

Note 1:
The condensed consolidated balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date included in the Company’s Form 10-K for the fiscal year ended December 31, 2008.

See accompanying notes.

AFFYMETRIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
REVENUE:
Product sales	$66,172	$65,952	$198,198	$203,780
Services	9,901	6,132	33,678	23,557
Royalties and other revenue	2,118	3,105	6,430	104,338
Total revenue	78,191	75,189	238,306	331,675
COSTS AND EXPENSES:
Cost of product sales	30,728	32,347	95,047	90,581
Cost of services and other	5,142	5,820	20,299	18,241
Research and development	18,764	20,739	60,408	59,098
Selling, general and administrative	30,608	28,409	96,276	92,782
Acquired in-process technology	-	5,100	-	5,900
Restructuring charges	(296)	14,571	1,897	29,379
Total costs and expenses	84,946	106,986	273,927	295,981
(Loss) income from operations	(6,755)	(31,797)	(35,621)	35,694
Interest income and other, net	774	1,672	1,290	10,830
Interest expense	(2,430)	(3,497)	(8,510)	(10,634)
Gain from repurchase of convertible notes	-	-	17,447	-
(Loss) income before income taxes	(8,411)	(33,622)	(25,394)	35,890
Income tax (provision) benefit	(408)	1,802	(1,310)	(25,093)
Net (loss) income	$(8,819)	$(31,820)	$(26,704)	$10,797

Basic net (loss) income per common share	$(0.13)	$(0.46)	$(0.39)	$0.16
Diluted net (loss) income per common share	$(0.13)	$(0.46)	$(0.39)	$0.16

Shares used in computing basic net (loss) income per common share	68,799	68,582	68,569	68,542
Shares used in computing diluted net (loss) income per common share	68,799	68,582	68,569	68,650

See accompanying notes.

AFFYMETRIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(26,704)	$10,797
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	24,612	24,424
Amortization of intangible assets	10,924	8,313
Charge for acquired in-process technology	-	5,900
Amortization of investment premiums, net	888	116
Stock-based compensation	7,867	6,618
Realized loss (gain) on equity investments	1,079	(47)
Realized gain on the sales of investments	(132)	450
Deferred tax assets	(436)	18,445
Amortization of debt offering costs	942	1,583
(Gain) loss on disposal of property and equipment	(385)	25,858
Gain on extinguishment of debt	(17,447)	-
Changes in operating assets and liabilities:
Accounts receivable, net	6,096	21,502
Inventories	777	3,732
Prepaid expenses and other assets	7,349	(3,622)
Accounts payable and accrued liabilities	(10,648)	(20,879)
Deferred revenue	(1,907)	(4,476)
Other long-term liabilities	(230)	(520)
Net cash provided by operating activities	2,645	98,194
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,567)	(10,809)
Purchases of available-for-sale securities	(322,769)	(336,258)
Proceeds from sales and maturities of available-for-sale securities	327,843	363,985
Acquisition of business, net of cash acquired	-	(88,213)
Purchase of non-marketable equity investments	-	(311)
Net cash used in investing activities	(2,493)	(71,606)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	(680)	(35)
Repayments of convertible notes	(50,669)	-
Net cash used in financing activities	(51,349)	(35)

Effect of exchange rate changes on cash and cash equivalents	392	(46)
Net (decrease) increase in cash and cash equivalents	(50,805)	26,507
Cash and cash equivalents at beginning of period	113,292	288,644
Cash and cash equivalents at end of period	$62,487	$315,151

See accompanying notes.

AFFYMETRIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”)for complete financial statements. The condensed consolidated financial statements include the accounts of Affymetrix, Inc. and its wholly owned subsidiaries (“Affymetrix” or the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. The Company has evaluated subsequent events through November 6, 2009, the date on which the financial statements being presented were filed with the Securities and Exchange Commission.

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

The Company derives the majority of its revenue from product sales of probe arrays, reagents, and related instrumentation that may be sold individually or combined with any of the products, services or other sources of revenue listed below. When a sale combines multiple elements upon delivery or performance of multiple products, services and/or rights to use assets, the Company allocates revenue for transactions or collaborations that include multiple elements to each unit of accounting based on its relative fair value, and recognizes revenue for each unit of accounting when the revenue recognition criteria have been met. The price charged when the element is sold separately generally determines fair value. In the absence of fair value of a delivered element, the Company applies the residual method where revenue is first allocated to the fair value of the undelivered elements and the remaining residual revenue to the delivered elements. The Company recognizes revenue for delivered elements when the delivered elements have standalone value and the Company has objective and reliable evidence of fair value for each undelivered element. If the fair value of any undelivered element included in a multiple element arrangement cannot be objectively determined, revenue is deferred until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements.

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

Also included in product sales is the instrument rental revenue associated with the Company’s reagent rental program available for certain instruments, including its new GeneTitanTM platform. Generally, the Company will loan the instrument free of charge when there is a minimum consumables purchase commitment. The Company recovers the cost of providing the instrumentation in the amount it charges for its consumables under these arrangements.  The instrument rental revenue is recognized over the life of the contract, generally one to two years, based on the difference between the fair value of consumables shipped and the amount charged to the customer. The depreciation costs associated with an instrument are charged to cost of product sales on the greater of through-put or straight-line basis over the same contract period. The costs to maintain these instruments in the field are charged to cost of product sales as incurred.

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

License revenues are generally recognized upon execution of the agreement unless the Company has continuing performance obligations, in which case the license revenue is recognized ratably over the period of expected performance. Included in the Consolidated Statement of Operations for the period ended September 30, 2008 is a one-time, nonrefundable perpetual license to specified patents for $90 million.  This license was due to the settlement of intellectual property litigation and includes no continuing or future obligations for the Company.

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

The following table sets forth a reconciliation of basic and diluted net (loss) income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Numerator:
Net (loss) income - basic and diluted	$(8,819)	$(31,820)	$(26,704)	$10,797

Denominator:
Weighted-average shares outstanding	70,823	70,249	70,544	69,682

Less: weighted-average shares of common stock subject to repurchase	(2,024)	(1,667)	(1,975)	(1,140)

Shares used in computing basic net (loss) income per common share	68,799	68,582	68,569	68,542
Add effect of dilutive securities:
Employee stock options	-	-	-	35
Common stock subject to repurchase	-	-	-	73

Shares used in computing diluted net (loss) income per common share	68,799	68,582	68,569	68,650

Basic net (loss) income per common share	$(0.13)	$(0.46)	$(0.39)	$0.16

Diluted net (loss) income per common share	$(0.13)	$(0.46)	$(0.39)	$0.16

The following securities were excluded from the computation of diluted net (loss) income per common share, on an actual outstanding basis, as they were anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Employee stock options	6,370	6,302	6,370	6,156
Restricted stock subject to repurchase	2,266	1,624	2,266	589
Convertible notes	8,207	14,369	8,207	14,369
Total	16,843	22,295	16,843	21,114

Cash Equivalents, Available-For-Sale Securities and Investments

Marketable Securities

The Company’s investments consist of U.S. government notes and bonds; corporate notes, bonds and asset-backed securities; mortgage-backed securities, municipal notes and bonds; and publicly traded equity securities. The Company reports all debt securities with maturities at the date of purchase of three months or less that are readily convertible into cash and have insignificant interest rate risk as cash equivalents. Cash equivalents and available-for-sale securities consist of marketable equity and debt securities. Management determines the appropriate classification of debt securities at the time of purchase. As of September 30, 2009 and December 31, 2008, the Company’s investments in debt securities are classified as available-for-sale and are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity. The cost of debt securities is adjusted for amortization of premiums and discounts to maturity. This amortization is included in interest income and other, net. Realized gains and losses, as well as interest income, on available-for-sale securities are also included in interest income and other, net. The cost of securities sold is based on the specific identification method. The fair values of securities are based on quoted market prices. The Company includes its available-for-sale securities that have an effective maturity of less than twelve months as of the balance sheet date in current assets and those with an effective maturity greater than twelve months as of the balance sheet date in non-current assets. The Company monitors its investment portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. Fair values for investments in public companies are determined using quoted market prices.

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

Recent Accounting and Financial Reporting Developments

In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification ("FASB ASC") as the source of authoritative accounting principles recognized by the FASB.   The FASB will issue new standards in the form of Accounting Standards Updates ("FASB ASUs"). FASB ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and therefore is effective for us in the third quarter of fiscal 2009. The issuance of FASB ASC does not change GAAP and therefore the adoption of FASB ASC only affects the specific references to GAAP literature in the notes to our consolidated financial statements.

In October 2009, the FASB issued FASB ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The Company is currently assessing the impact on its consolidated results of operations and financial condition.

In August 2009, the FASB issued FASB ASU No. 2009-05, an update to ASC 820, Fair Value Measurements and Disclosures, which addressed the fair value measurements of liabilities when quoted prices in an active market for identical liabilities are not available. FASB ASU 2009-05 clarifies the concept that a fair value measurement should be based on hypothetical transfer at the measurement date, even for liabilities that are generally never transferred, but are settled directly with the creditor. Quoted prices of similar liability or of the liability when it is traded as an asset should also be considered when determining the liability’s fair value. The provisions of FASB ASU 2009-05 are effective for the first reporting period beginning after the issuance of the FASB ASU and are not expected to have an effect on its consolidated results of operations and financial condition.

In June 2009, the FASB issued guidance which amends certain FASB ASC concepts related to consolidation of variable interest entities (“VIE”). Among other accounting and disclosure requirements, this guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. The primary beneficiary assessment must be performed on a continuous basis.  It also requires additional disclosures about an entity’s involvement with a VIE, restrictions on the VIE’s assets and liabilities that are included in the reporting entity’s consolidated balance sheet, significant risk exposures due to the entity’s involvement with the VIE, and how its involvement with a VIE impacts the reporting entity’s consolidated financial statements. The Company will adopt this guidance in its first annual and interim reporting periods beginning after November 15, 2009. The Company is currently evaluating the impact of its pending adoption on its consolidated results of operations and financial condition.

NOTE 2—FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008 (in thousands):

		Significant
	Quoted Prices	Other
	In Active	Observable
	Markets	Inputs
	(Level 1)	(Level 2)	Total
September 30, 2009:
U.S. government obligations and agencies	$-	$165,918	$165,918
U.S. corporate debt	-	113,816	113,816
Non-U.S. equity securities	1,306	-	1,306
Total	$1,306	$279,734	$281,040

December 31, 2008
U.S. government obligations and agencies	$-	$203,488	$203,488
U.S. corporate debt	-	93,916	93,916
Non-U.S. equity securities	842	-	842
Total	$842	$297,404	$298,246

As of September 30, 2009 and December 31, 2008, the Company had no financial assets or liabilities requiring Level 3 classification which have unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets and liabilities.

Investments in Debt and Equity Securities

The fair values of all available-for-sale securities are based on quoted market prices and are included in cash and cash equivalents, available-for-sale securities—short-term and available-for-sale securities—long-term on the Company's Consolidated Balance Sheets based on the securities’ maturity. The following is a summary of available-for-sale securities as of September 30, 2009 (in thousands):

		Gross	Gross
	Adjusted	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. Government obligations and agency
securities	$165,057	$919	$(58)	$165,918
U.S. corporate debt securities	113,795	481	(460)	113,816
Non-U.S. equity securities	890	416	-	1,306
Total securities	$279,742	$1,816	$(518)	$281,040
Amounts included in:
Cash equivalents	$4,208	$5	$-	$4,213
Available-for-sale securites	275,534	1,811	(518)	276,827
Total securities	$279,742	$1,816	$(518)	$281,040
Amounts mature in:
Less than one year	$224,289	$1,260	$(518)	$225,031
One to two years	50,792	501	-	51,293
More than two years	4,661	55	-	4,716
Total securities	$279,742	$1,816	$(518)	$281,040

The following is a summary of available-for-sale securities as of December 31, 2008 (in thousands):

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. Government obligations and agency
securities	$205,076	$372	$(134)	$205,314
U.S. corporate debt securities	95,755	32	(3,697)	92,090
Non-U.S. equity securities	890	-	(48)	842
Total securities	$301,721	$404	$(3,879)	$298,246
Amounts included in:
Cash equivalents	$21,979	$20	$-	$21,999
Available-for-sale securites	279,742	384	(3,879)	276,247
Total securities	$301,721	$404	$(3,879)	$298,246
Amounts mature in:
Less than one year	$271,402	$11	$(68)	$271,345
One to two years	30,319	393	(3,811)	26,901
Total securities	$301,721	$404	$(3,879)	$298,246

Realized gains and (losses) for the nine months ended September 30, 2009 and 2008 were $0.2 million and $(0.1) million, respectively, and $2.1 million and $(2.5) million, respectively. Realized gains and (losses) are included in interest income and other, net in the accompanying Consolidated Statements of Operations. The gross unrealized losses as of September 30, 2009 were primarily related to mortgage-backed securities that were impacted by the weakening of the global economy caused by a lack of liquidity in the credit markets.

The Company conducts a review of investment securities on a quarterly basis for the presence of impairment that is deemed to be other-than-temporary (“OTTI”). As part of its review, the Company is required to take into consideration current market conditions, fair value in relationship to cost, extent and nature of change in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, all available information relevant to the collectability of debt securities, its ability to hold investments until, and whether it will more likely than not be required to sell prior to, a recovery of fair value, which may be maturity, and other factors when evaluating for the existence of OTTI in its securities portfolio.

During the period ended September 30, 2009, the Company assessed whether OTTI is present when the fair value of a debt security is less than its amortized cost basis at the balance sheet date. Under these circumstances, OTTI is considered to have occurred if (1) the Company intends to sell the security; (2) it is “more likely than not” that the Company will be required to sell the security before recovery of its amortized cost basis or (3) the present value of expected cash flows is not expected to recover the entire amortized cost basis. The “more likely than not” criteria is a lower threshold than the “probable” criteria used under the previous guidance.

Any credit-related OTTI is to be recognized in earnings while noncredit-related OTTI on securities not expected to be sold is to be recognized in other comprehensive income (“OCI”). Noncredit-related OTTI is based on other factors, including illiquidity. Presentation of OTTI is made in the statement of income on a gross basis with an offset for the amount of OTTI recognized in OCI. Noncredit-related OTTI recognized in earnings previous to January 1, 2009 is reclassified from retained earnings to accumulated OCI as a cumulative effect adjustment.

No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of the Company’s securities. Based on its review of these securities, including the assessment of the severity of the related unrealized losses, the Company has not recorded any other-than-temporary impairments on these securities.

Additionally, the Company did not have any noncredit-related OTTI on securities not expected to be sold, and for which it is not more likely than not that it will be required to sell the securities, before recovery of their amortized cost basis, that was recognized in OCI during the period ended September 30, 2009. The Company did not record any cumulative effect adjustments for noncredit-related portion of OTTI losses previously recognized in earnings.

Other Financial Instruments

The carrying amounts and estimated fair values of financial instruments, other than those discussed above, were as follows (in thousands):

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Non-marketable equity securities	$11,847	$11,847	$13,009	$13,009
Liability:
Convertible notes	247,201	192,817	316,341	101,290

The fair value estimates provided above for the Company's convertible notes were based on quoted market prices available at September 30, 2009 and December 31, 2008, respectively. All other fair values were based on current market rates, liquidation and net realizable values. During the first nine months ended September 30, 2009, the Company determined that the declines in estimated fair values of certain investments in non-marketable equity securities were other-than-temporary. Accordingly, the Company recorded net impairment losses on the investments of approximately $1.1 million. No impairment was recognized for the nine months ended September 30, 2008. Net investment losses are included in interest income and other, net in the Consolidated Statements of Operations. Depending on market conditions, the Company may incur additional charges on this investment portfolio in the future.

NOTE 3—STOCK-BASED COMPENSATION

Stock-Based Compensation Plans

The Company has a stock-based compensation program that provides the Board of Directors broad discretion in creating equity incentives for employees, officers, directors and consultants. This program includes incentive and non-qualified stock options and non-vested stock awards (also known as restricted stock) granted under various stock plans. Stock options are generally time-based, vesting 25% on each annual anniversary of the grant date over four years and expire 7 to 10 years from the grant date. Non-vested stock awards are generally time-based, vesting 25% on each annual anniversary of the grant date over four years. As of September 30, 2009, the Company had approximately 1.8 million shares of common stock reserved for future issuance under its stock-based compensation plans. New shares are issued as a result of stock option exercises and non-vested restricted stock awards.

The Company recognized stock-based compensation expense is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Costs of product sales	$479	$498	$1,318	$1,086
Research and development	695	625	1,522	1,489
Selling, general and administrative	2,255	2,229	5,027	4,044
Total stock-based compensation expense	$3,429	$3,352	$7,867	$6,619

As of September 30, 2009, $24.4 million of total unrecognized stock-based compensation expense related to non-vested awards is expected to be recognized over the respective vesting terms of each award through 2013. The weighted average term of the unrecognized stock-based compensation expense is 2.9 years.

Stock Options

The fair value of options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Risk free interest rate	1.9%	3.0%	1.7%	3.2%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	70%	42%	70%	42%
Expected option term (in years)	4.1	4.5	4.1	4.5

The risk free interest rate for periods within the contractual life of the Company’s stock options is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term is derived from an analysis of the Company’s historical exercise trends over ten years. The expected volatility is based on a blend of historical and market-based implied volatility. The Company incorporated a significant increase in the expected volatility assumption for the periods ended September 30, 2009 as compared to the periods ended September 30, 2008 due to the increased net losses of the Company and the overall impact of the deterioration of the global economy over the period. Using the assumptions above, the weighted average grant date fair value of options granted during the three months ended September 30, 2009 and 2008 was $4.48 and $3.51, respectively, and for the nine months ended September 30, 2009 and 2008 was $3.02 and $4.55, respectively.

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

The Company estimates the total restructuring expenses to be incurred in connection with the 2008 Plan will be approximately $45.1 million. Of this total, approximately $8.4 million of cash outlays relates to employee severance and $36.7 million relates to non-cash charges associated with the abandonment and impairment of certain long-lived manufacturing assets. The impaired assets primarily consisted of a building, leasehold improvements, mask aligners and synthesizer equipment utilized in the manufacture of probe arrays. The costs relating to employee severance are being recognized as expense over the remaining service periods of the employees.

For the three months ended September 30, 2009, a restructuring benefit of $0.3 million was recognized as certain employee termination benefits were not paid out as had previously been estimated. During the first nine months of 2009, the Company recognized approximately $2.5 million of expenses for employee termination benefits associated with the 2008 Plan.  During the first nine months of 2008, the Company recognized approximately $25.8 million of non-cash charges related to the abandonment and impairment of certain manufacturing assets and $2.9 million of expense for employee termination benefits. These expenses are presented as a component of “Restructuring charges” in the Company’s Consolidated Statements of Operations.

Fiscal 2007 Restructuring Plan

In July 2007, the Company announced that it was consolidating an administrative facility located in Sunnyvale, California into its main campus in Santa Clara, California (the “2007 Plan”). Additionally, in August and December 2007, the Company terminated certain employees in the research and development and selling, general and administrative functions. The Sunnyvale, California facility was vacated during the fourth quarter of 2007. The estimated cash outlays to be incurred in connection with these restructuring activities are estimated to be approximately $4.6 million. During the nine months ended September 30, 2009 and 2008, the amount of expense recognized associated with the 2007 Plan was not material.

Fiscal 2006 Restructuring Plan

In 2006, the Company initiated a restructuring plan (the “2006 Plan”) to better align certain of its expenses with the Company’s business outlook. The Company’s primary focus of the 2006 Plan was in the general and administrative functions and included rationalizing its facilities. Cash outlays incurred in connection with these restructuring activities were estimated to be approximately $16.8 million. During the nine months ended September 30, 2009 and 2008, the amount of expense recognized associated with the 2006 Plan was not material.

The activity for the restructuring plans above for the nine months ended September 30, 2009 and estimated costs for the amounts expected to be recognized as “Restructuring charges” in the Company’s Consolidated Statements of Operations is as follows (in thousands):

						As of
						September 30, 2009
	Balance as of				Balance as of	Total	Total
	December 31,	2009	Cash	Non-Cash	September 30,	costs	expected
	2008	Charges	Payments	Settlements	2009	to date	costs
Fiscal 2008 Restructuring Plan:
Employee severance and relocation benefits	$3,178	$2,510	$(4,898)	$(418)	$372	$8,303	$8,400
Abandonment and impairment of certain long-lived manufacturing assets	-	(425)	565	(140)	-	36,664	36,664
Fiscal 2007 Restructuring Plan:
Employee severance and relocation benefits	-	-	-	-	-	2,888	2,888
Contract termination costs	487	(1)	(357)	42	171	1,503	1,600
Other restructuring costs	-	-	-	-	-	113	113
Fiscal 2006 Restructuring Plan:
Employee severance and relocation benefits	-	-	-	-	-	20,197	20,197
Contract termination costs	1,239	(187)	(270)	283	1,065	2,580	2,900
Other restructuring costs	-	-	-	-	-	2,194	2,194
Total	$4,904	$1,897	$(4,960)	$(233)	$1,608	$74,442	$74,956

NOTE 5—INVENTORIES

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2009	2008
Raw materials	$20,247	$22,799
Work-in-process	9,427	12,192
Finished goods	20,882	16,342
Total	$50,556	$51,333

NOTE 6—ACQUIRED TECHNOLOGY RIGHTS

Acquired technology rights are comprised of licenses to technology covered by patents to third parties and are amortized over the expected useful life of the underlying patents, which range from one to fifteen years. Accumulated amortization of these rights amounted to approximately $56.2 million and $52.4 million at September 30, 2009 and December 31, 2008, respectively.

The expected future annual amortization expense of the Company’s acquired technology rights and other intangible assets is as follows (in thousands):

Amortization
For the Year Ending December 31,	Expense
2009, remainder thereof	$3,056
2010	12,212
2011	12,031
2012	10,257
2013	7,749
Thereafter	7,107
Total	$52,412

NOTE 7—COMPREHENSIVE (LOSS) INCOME

The components of comprehensive (loss) income are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net (loss) income	$(8,819)	$(31,820)	$(26,704)	$10,797
Foreign currency translation adjustment	465	(342)	392	(46)
Unrealized gain (loss) on debt securities	404	(2,034)	4,708	(4,228)
Unrealized hedging contracts gain	-	15	-	15
Comprehensive (loss) income	$(7,950)	$(34,181)	$(21,604)	$6,538

NOTE 8—RELATED PARTY TRANSACTIONS

Perlegen Sciences, Inc.

As of September 30, 2009, the Company, and certain of its affiliates, including certain members of the Board of Directors, held approximately 22% ownership interest in Perlegen Sciences, Inc. (“Perlegen”), a privately-held biotechnology company. In addition, two members of Perlegen’s Board of Directors are also members of the Company’s Board of Directors.

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

Illumina Lawsuit

On May 4, 2009, the Company was named as a defendant in a complaint filed by plaintiff Illumina, Inc. in the U.S. District Court for the Western District of Wisconsin.  In the complaint, plaintiff alleges that the Company is infringing Patent No. 7,510,841 by making and selling certain of the GeneChip® products.  Plaintiff seeks a permanent injunction enjoining the Company from further infringement and unspecified monetary damages.  The case has been set for trial in Wisconsin on October 4, 2010. On November 3, 2009, Illumina filed a second complaint in the Court of Western District of Wisconsin, alleging that the Company is infringing Patent No. 7,612,020 by making and selling certain of the GeneChip® products. The Company will vigorously defend against all of plaintiff’s claims.

E8 Pharmaceuticals LLC

On July 1, 2008, the Company was named as a defendant in a complaint filed by plaintiffs E8 Pharmaceuticals LLC and Massachusetts Institute of Technology ("MIT") in the United States District Court of Massachusetts. In the complaint, the plaintiffs allege that the Company is infringing one patent owned by MIT and licensed to E8 Pharmaceuticals by making and selling the Company’s GeneChip® products to customers and teaching its customers how to use the products. The plaintiffs seek a permanent injunction enjoining the Company from further infringement, unspecified monetary damages, enhanced damages pursuant to 35 U.S.C. § 284, costs, attorneys’ fees and other relief as the court deems just and proper. The Company will vigorously defend against plaintiffs’ claims.

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

NOTE 10—INCOME TAXES

The provision for income tax for the third quarter of 2009 and the first nine months of 2009 was approximately $0.4 million and $1.3 million, respectively.  The provision for income tax primarily consists of foreign taxes and state taxes offset by a federal Refundable Research Credit.

Due to the Company’s history of cumulative operating losses, management concluded that, after considering all the available objective evidence, it is not more likely that not that all the Company’s net deferred tax assets will be realized. Accordingly, all of the U.S. deferred tax assets, net of reserves for “open” tax positions, continue to be subject to a valuation allowance as of September 30, 2009.

As of September 30, 2009, there have been no material changes to the total amount of unrecognized tax benefits.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 should be read in conjunction with our financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2008.

All statements in this quarterly report that are not historical are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act as amended, including statements regarding our “expectations,” “beliefs,” “hopes,” “intentions,” “strategies” or the like. Such statements are based on our current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Actual results or business conditions may differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, risks associated with our ability to offer new products and technologies; our capacity to identify and capitalize upon emerging market opportunities; market acceptance of our products versus those of our competitors; uncertainties related to cost and pricing of Affymetrix products; fluctuations in overall capital spending in the academic and biotechnology sectors; changes in government funding policies; our dependence on collaborative partners; the size and structure of our current sales, technology and technical support organizations; uncertainties relating to our suppliers and manufacturing processes; our ability to achieve and sustain higher levels of revenue, improved gross margins and reduced operating expenses; personnel retention; global credit and financial market conditions; uncertainties relating to Federal and Drug Administration (“FDA”) and other regulatory approvals; risks relating to intellectual property of others and the uncertainties of patent protection and litigation; volatility of the market price of our common stock; and unpredictable fluctuations in quarterly revenues.

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

We have established our GeneChip® system as the platform of choice for acquiring, analyzing and managing complex genetic information. Our integrated GeneChip® platform includes disposable DNA probe arrays (chips) consisting of gene sequences set out in an ordered, high density pattern; certain reagents for use with the probe arrays; a scanner and other instruments used to process the probe arrays; and software to analyze and manage genomic information obtained from the probe arrays. We currently sell our products directly to academic research centers, government research laboratories, private foundation laboratories and clinical reference laboratories, as well as to pharmaceutical, biotechnology, agrichemical, diagnostics and consumer products companies in North America and Europe. We also sell our products through life science supply specialists acting as authorized distributors in Latin America, India, the Middle East and Asia Pacific regions, including China. The following overview describes three of the key elements of our business strategy and our goals:

Expanding into new markets.  We intend to generate top-line revenue growth by successfully commercializing our technologies and expanding our customer base, including by leveraging our established and newly acquired technologies to enter new markets. We believe that the genotyping market will continue to be one of the most attractive growth opportunities in life sciences and that new content packaged in versatile formats will drive growth. Other opportunities include emerging cytogenetic and copy number and our Drug Metabolizing Enzymes and Transporters product which we believe addresses a significant unmet need for our pharmaceutical partners. We see opportunities in applications that are downstream from genome-wide analysis, particularly in validation and routine testing.

Re-engineering our technology platform.  We intend to combine automated instrumentation, powerful new biological assays, and new array designs and content to significantly expand our product line.  The new GeneTitanTM System, our next generation mid-to-high end instrumentation platform enables significantly increased efficiency and throughput for researchers conducting array-based experiments. This fully automated solution enables higher data quality by removing or minimizing many of the sources of variation in the laboratory.  In addition to our cartridge based formats, we are transitioning many of our legacy products to the new “peg” array format.  We intend to provide ann expanded menu of gene expression and genotyping applications.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. There have been no significant changes during the nine months ended September 30, 2009 in our critical accounting policies and estimates compared to the disclosures in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008.

Recent Accounting and Financial Reporting Developments

In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification ("FASB ASC") as the source of authoritative accounting principles recognized by the FASB.   The FASB will issue new standards in the form of Accounting Standards Updates ("FASB ASUs"). FASB ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and therefore is effective for us in the third quarter of fiscal 2009. The issuance of FASB ASC does not change GAAP and therefore the adoption of FASB ASC only affects the specific references to GAAP literature in the notes to our consolidated financial statements.

In October 2009, the FASB issued FASB ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The Company is currently assessing the impact on its consolidated results of operations and financial condition.

In August 2009, the FASB issued FASB ASU No. 2009-05, an update to ASC 820, Fair Value Measurements and Disclosures, which addressed the fair value measurements of liabilities when quoted prices in an active market for identical liabilities are not available. FASB ASU 2009-05 clarifies the concept that a fair value measurement should be based on hypothetical transfer at the measurement date, even for liabilities that are generally never transferred, but are settled directly with the creditor. Quoted prices of similar liability or of the liability when it is traded as an asset should also be considered when determining the liability’s fair value. The provisions of FASB ASU 2009-05 are effective for the first reporting period beginning after the issuance of the FASB ASU and are not expected to have an effect on its consolidated results of operations and financial condition.

In June 2009, the FASB issued guidance which amends certain FASB ASC concepts related to consolidation of variable interest entities (“VIE”). Among other accounting and disclosure requirements, this guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. The primary beneficiary assessment must be performed on a continuous basis.  It also requires additional disclosures about an entity’s involvement with a VIE, restrictions on the VIE’s assets and liabilities that are included in the reporting entity’s consolidated balance sheet, significant risk exposures due to the entity’s involvement with the VIE, and how its involvement with a VIE impacts the reporting entity’s consolidated financial statements. The Company will adopt this guidance in its first annual and interim reporting periods beginning after November 15, 2009. The Company is currently evaluating the impact of its pending adoption on its consolidated results of operations and financial condition.

Results of Operations

The following discussion compares the historical results of operations for the three and nine months ended September 30, 2009 and 2008, respectively.

Product Sales (in thousands, except percentage amounts)

The components of product sales are as follows:

	Three Months Ended		Dollar	Percentage	Nine Months Ended		Dollar	Percentage
	September 30,		change	change from	September 30,		change	change from
	2009	2008	from 2008	2008	2009	2008	from 2008	2008
Consumables	$62,000	$59,804	$2,196	4%	$183,809	$187,420	$(3,611)	(2	) %
Instruments	4,172	6,148	(1,976)	(32)	14,389	16,360	(1,971)	(12)
Total product sales	$66,172	$65,952	$220	0	$198,198	$203,780	$(5,582)	(3)

Total product sales increased in the third quarter of 2009 as compared to 2008. Consumables, which include probe arrays and reagents, increased primarily due to an increase in volume of sales of reagents developed by Panomics, Inc., which we acquired in December 2008, partially offset by lower average sales price and lower volume of sales in our probe arrays.  The increase in consumables was partially offset by a decrease in instruments primarily due to lower average sales prices and lower volume of sales in our Probe Array systems and GeneChip® Scanners during the quarter compared to prior year.

For the nine months ended September 30, 2009, total product sales decreased. Consumables decreased primarily due to lower average sales prices and lower volume of sales of our probe arrays and a negative impact from foreign currency, partially offset by an increase in the volume of sales of reagents developed by Panomics, Inc., which we acquired in December 2008.  Instrument sales decreased primarily due to lower unit sales of our Probe Array systems and GeneChip® Scanners.

Services (in thousands, except percentage amounts):

	Three Months Ended		Dollar	Percentage	Nine Months Ended		Dollar	Percentage
	September 30,		change	change from	September 30,		change	change from
	2009	2008	from 2008	2008	2009	2008	from 2008	2008
Services	$9,901	$6,132	$3,769	61%	$33,678	$23,557	$10,121	43%

Total services revenue increased in the third quarter, and for the first nine months, of 2009 as compared to 2008, primarily due to an increase of $3.8 million in our scientific services business associated with several genotyping projects, including the Wellcome Trust Case Control Consortium and the National Institutes of Health.

Royalties and Other Revenue (in thousands, except percentage amounts):

	Three Months Ended		Dollar	Percentage		Nine Months Ended		Dollar	Percentage
	September 30,		change	change from		September 30,		change	change from
	2009	2008	from 2008	2008		2009	2008	from 2008	2008
Royalties and other revenue	$2,118	$3,105	$(987)	(32	) %	$6,430	$104,338	$(97,908)	(94	) %

Royalties and other revenue decreased in the third quarter as compared to 2008 primarily due to a decrease in grant funding of $1.1 million which was partially offset by an increase in royalty fees of $0.3 million. For the first nine months of 2009, the decrease, as compared to 2008, is primarily attributable to the recognition of a one-time, non-refundable perpetual license to specified patents for $90 million in 2008. This license was due to the settlement of intellectual property litigation and includes no continuing or future obligations for the Company.

Product and Services Gross Margins (in thousands, except percentage/point amounts):

	Three Months Ended		Dollar/Point	Nine Months Ended		Dollar/Point
	September 30,		change	September 30,		change
	2009	2008	from 2008	2009	2008	from 2008
Total gross margin on product sales	$35,444	$33,605	$1,839	$103,151	$113,199	$(10,048)
Total gross margin on services	4,759	341	4,418	13,448	5,397	8,051

Product gross margin as a percentage of products sales	54%	51%	3	52%	56%	(4)
Service gross margin as a percentage of services	48%	6%	43	40%	23%	17

The increase in product gross margin in the third quarter of 2009 as compared to 2008 is primarily due to lower product costs from factory consolidations and non recurring plant consolidations costs incurred in Q3’08 attributable to the restructuring activities from the closing of the West Sacramento facility which was completed in the second quarter of 2009. This increase was partially offset by lower average selling prices in the third quarter of 2009.

For the first nine months of 2009, the decrease in product gross margin as compared to 2008 is primarily due to a 5.5 point decrease associated with closing our West Sacramento facility partially offset by higher factory utilization of 1.0 points and lower product costs.  The remaining margin differential was primarily driven by a shift in revenue mix to lower margin products and a decline in average selling price of our consumables.

The increase in services gross margin in the third quarter, and for the first nine months ended, of September 30, 2009 as compared to 2008 is primarily due to higher revenue and lower costs per sample due to favorable overhead utilization.

Research and Development Expenses (in thousands, except percentage amounts):

	Three Months Ended		Dollar	Percentage		Nine Months Ended		Dollar	Percentage
	September 30,		change	change from		September 30,		change	change from
	2009	2008	from 2008	2008		2009	2008	from 2008	2008
Research and development	$18,764	$20,739	$(1,975)	(10	) %	$60,408	$59,098	$1,310	2%

The decrease in research and development expenses in the third quarter of 2009 as compared to 2008 was primarily due to lower headcount and a decrease in spending for masks, chips and supplies.

The increase for the first nine months of 2009 as compared to 2008 was primarily due to higher headcount and increased spending in supplies associated with our acquisitions in the second half of 2008.

Selling, General and Administrative Expenses (in thousands, except percentage amounts):

	Three Months Ended		Dollar	Percentage	Nine Months Ended		Dollar	Percentage
	September 30,		change	change from	September 30,		change	change from
	2009	2008	from 2008	2008	2009	2008	from 2008	2008
Selling, general and administrative	$30,608	$28,409	$2,199	8%	$96,276	$92,782	$3,494	4%

The increase in selling, general and administrative expenses in the third quarter of 2009 as compared to 2008 was primarily due to increases of $0.8 million in compensation and benefits expense and $1.7 million in legal expenses. These increases were partially offset by decreases in facilities, utilities and rent expenses of $0.3 million as a result of site consolidation efforts and staff-related expenses of $0.4 million.

For the first nine months of 2009, selling, general and administrative expenses increased as compared to 2008, primarily due to increases of $1.0 million in stock-based compensation and $6.1 million in legal expenses, partially offset by decreases of $1.3 million in consulting and purchased services, $0.7 million in compensation and benefits expense and $1.0 million in staff-related expenses.

Restructuring charges (in thousands, except percentage amounts):

	Three Months Ended		Dollar	Percentage		Nine Months Ended		Dollar	Percentage
	September 30,		change	change from		September 30,		change	change from
	2009	2008	from 2008	2008		2009	2008	from 2008	2008
Restructuring charges	$(296)	$14,571	$(14,867)	(102	) %	$1,897	$29,379	$(27,482)	(94	) %

In February 2008, we committed to a restructuring plan (the “2008 Plan”) designed primarily to optimize our production capacity and cost structure and improve our future gross margins. The plan involved the closure of our West Sacramento manufacturing facility after which all of our products will be manufactured at our Singapore and Ohio facilities, as well as by third parties. We substantially completed the closure of the West Sacramento facility in the second quarter of 2009.

During the three months ended September 30, 2009, a restructuring benefit of $0.3 million was recognized as certain employee termination benefits were not paid out as had previously been estimated. This is compared to the three months ended September 30, 2008 in which we recognized $14.6 million in restructuring charges, which were primarily related to the abandonment and impairment of certain manufacturing assets in connection with the 2008 Plan. These expenses are presented as a component of “Restructuring charges” in our Consolidated Statements of Operations.

During the nine months ended September 30, 2009, we recognized a total of $2.5 million in restructuring expenses, primarily related to employee termination benefits, partially offset by approximately $0.6 million in restructuring credit related to the 2006 and 2008 restructuring plans, compared to $29.4 million in 2008, of which $25.8 million is related to non-cash charges associated with the abandonment of certain long-lived assets. These expenses are presented as a component of “Restructuring charges” in our Consolidated Statements of Operations.

We estimate the total restructuring expenses to be incurred in connection with the 2008 Plan will be approximately $45.1 million. Of this total, approximately $8.4 million relates to employee severance and $36.7 million relates to non-cash charges associated with the abandonment and impairment of certain long-lived manufacturing assets. The costs relating to employee severance and relocation are being recognized as expense over the remaining service periods of the employees. Through September 30, 2009, we have recognized total restructuring costs of $45.0 million.

Interest Income and Other, Net (in thousands, except percentage amounts):

The components of interest income and other, net, are as follows (in thousands, except percentage amounts):

	Three Months Ended		Dollar	Percentage		Nine Months Ended		Dollar	Percentage
	September 30,		change	change from		September 30,		change	change from
	2009	2008	from 2008	2008		2009	2008	from 2008	2008
Interest income	$910	$3,442	$(2,532)	(74	) %	$3,538	$11,739	$(8,201)	(70	) %
Realized (loss) gain on equity investments, net	135	(491)	626	127		(946)	$1,219	(2,165)	(178)
Currency (loss) gain, net	(344)	(1,268)	924	73		(2,177)	$(2,154)	(23)	(1)
Other	73	(11)	84	764		875	$26	849	3,265
Total interest income and other, net	$774	$1,672	$(898)	(54)		$1,290	$10,830	$(9,540)	(88)

Interest income and other, net decreased in the third quarter, and for the first nine months, of 2009 as compared to 2008 primarily due to decreased interest income resulting from lower average cash balances and lower rates of return.

Interest Expense (in thousands, except percentage amounts):

	Three Months Ended		Dollar	Percentage		Nine Months Ended		Dollar	Percentage
	September 30,		change	change from		September 30,		change	change from
	2009	2008	from 2008	2008		2009	2008	from 2008	2008
Interest expense	$(2,430)	$(3,497)	$(1,067)	(31	) %	$(8,510)	$(10,634)	$(2,124)	(20	) %

Interest expense decreased in the third quarter, and for the first nine months, of 2009 as compared to 2008, primarily due to the lower aggregate principal balance of the senior convertible notes resulting from our repurchases of $119.9 million in aggregate principal amount of our 0.75% senior convertible notes due 2033 in December 2008 and $69.1 million in aggregate principal amount of our 3.50% senior convertible notes due 2038 during the second quarter of 2009.

Income Tax (Provision) Benefit (in thousands, except percentage amounts):

	Three Months Ended		Dollar	Percentage		Nine Months Ended		Dollar	Percentage
	September 30,		change	change from		September 30,		change	change from
	2009	2008	from 2008	2008		2009	2008	from 2008	2008
Income tax (provision) benefit	$(408)	$1,802	$2,210	(123	) %	$(1,310)	$(25,093)	$(23,783)	(95	) %

The provision for income tax increased approximately $2.2 million in the third quarter of 2009 and decreased approximately $24.0 million in the first nine months of 2009.  For the first nine months of 2009, the decrease is due to lower profitability. The provision for income tax for the third quarter of 2009 and the first nine months of 2009, primarily consists of foreign taxes and state taxes offset by a federal Refundable Research Credit.

Due to our history of cumulative operating losses, management concluded that, after considering all the available objective evidence, it is not more likely that not that all our net deferred tax assets will be realized. Accordingly, all of our U.S. deferred tax assets, net of reserves for “open” tax positions, continue to be subject to a valuation allowance as of September 30, 2009.

As of September 30, 2009, there have been no material changes to our total amount of unrecognized tax benefits.

Liquidity and Capital Resources

Cashflow (in thousands):

	Nine Months Ended
	September 30,
	2009	2008
Net cash provided by operating activities	$2,645	$98,194
Net cash used in by investing activities	(2,493)	(71,606)
Net cash used in financing activities	(51,349)	(35)
Effect of foreign currency translation on cash and cash equivalents	392	(46)
Net (decrease) increase in cash and cash equivalents	$(50,805)	$26,507

Net Cash Provided by Operating Activities

Cash provided by operating activities is net (loss) income adjusted for certain non-cash items and changes in operating assets and liabilities. Cash provided by operating activities for the first nine months of 2009 was primarily comprised of a net loss of $26.7 million and non-cash charges that included depreciation and amortization of $35.5 million, stock-based compensation expense of $7.9 million, a loss of $1.1 million on equity investments and a gain of $17.4 million on the repurchase of convertible notes. Significant changes in assets and liabilities are as follows:

Our total accounts receivable was $56.6 million at September 30, 2009, a decrease of $6.1 million from December 31, 2008. The decrease is primarily due to continued focus on collection efforts.

Our prepaid expenses and other assets and restricted cash balances were $12.3 million and $2.8 million, respectively, at September 30, 2009, an aggregate decrease of $7.2 million from December 31, 2008. The decrease is primarily related to the cash receipt of a non-trade receivable during the second quarter of 2009 and the release of restricted cash balances due to the settlement of obligations during the third quarter of 2009.

Our accounts payable and accrued liabilities balance was $51.9 million at September 30, 2009, a decrease of $10.6 million from December 31, 2008. The decrease is primarily due to the net decrease of semi-annual interest on our convertible debt of $3.3 million, timing of payments for operating costs of $4.2 million, payment of $3.5 million related to the shareholders’ lawsuit settlement, timing of compensation and benefits and release of accrued severance related to the 2008 restructuring activities totaling $4.2 million, partially offset by the increase in annual variable compensation of $3.3 million.

Net Cash Used in Investing Activities

Our investing activities, other than purchases, sales and maturities of available-for-sale securities, primarily consist of capital expenditures. In the prior period, our investing activities also included the acquisition of USB Corporation in January 2008 and True Materials, Inc. in July 2008. No acquisitions have been made in 2009.

Cash used for capital expenditures was $7.6 million and $10.8 million in the first nine months of 2009 and 2008, respectively. Our capital expenditures in 2009 primarily related to the transition of manufacturing operations from West Sacramento to Singapore and Ohio as well as investments in the re-engineering of our technology platforms.

Net Cash Used in Financing Activities

Our financing activities generally consist of transactions under our convertible senior notes and stock option exercise activity under our employee stock plan. Cash used in financing activities for the first nine months of 2009 is primarily related to the repurchase of $69.1 million of aggregate principal amount of our 3.50% senior convertible notes for a total of $50.6 million in the second quarter of 2009.

Liquidity

We have financed our operations primarily through product sales, sales of equity and debt securities, collaborative agreements, interest income, and licensing of our technology. As of September 30, 2009, we had cash, cash equivalents, and available-for-sale securities of approximately $342.1 million, including restricted cash. We anticipate that our existing capital resources along with the cash to be generated from operations will enable us to maintain currently planned operations, acquisitions and capital expenditures, for the foreseeable future. Capital expenditures are estimated to be approximately $12.0 to $15.0 million for the year ending December 31, 2009.

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

As of September 30, 2009, we have no credit facility or other committed sources of capital. To the extent capital resources are insufficient to meet future capital requirements; we will have to raise additional funds to continue the development of our technologies. There can be no assurance that such funds will be available on favorable terms, or at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to our stockholders. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into collaboration agreements on unattractive terms. Our inability to raise capital would have a material adverse effect on our business, financial condition and results of operations.

From time to time, we may seek to retire, repurchase, or exchange our convertible securities in open market purchases, privately negotiated transactions subject to market conditions, liquidity, contractual obligations and other factors.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

There have been no significant changes in our off-balance sheet arrangements and aggregate contractual obligations as compared to the disclosures in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008.

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

There have been no significant changes in our market risk compared to the disclosures in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures.

Affymetrix’s management carried out an evaluation, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), as of the end of our last fiscal quarter. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q, such that the information relating to Affymetrix and its consolidated subsidiaries required to be disclosed in our Exchange Act reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to Affymetrix’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Note 9. Commitments and Contingencies to our condensed, consolidated financial statements elsewhere in this 10-Q, and is incorporated by reference herein.

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

As a result, we are continually looking to develop, license or acquire new technologies and products to further broaden and deepen our product line. Some of the factors affecting market acceptance of our products include:

•	availability, quality and price as compared to competitive products;

•	the functionality of new and existing products;

•	the timing of introduction of our products as compared to competitive products;

•	the existence of product defects;

•	scientists’ and customers’ opinions of the product’s utility and our ability to incorporate their feedback into future products;

•	citation of the products in published research; and

•	general trends in life sciences research and life science informatics software development.

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

As part of our strategy to develop and identify new products and technologies, we have made and may continue to make acquisitions. Our integration of the operations of acquired businesses requires significant efforts, including the coordination of information technologies, research and development, sales and marketing, operations, manufacturing and finance. These efforts result in additional expenses and divert significant amounts of management’s time from other projects. Our failure to manage successfully and coordinate the growth of the combined company could also have an adverse impact on our business. In addition, there is no guarantee that some of the businesses we acquire will become profitable or remain so. If our acquisitions do not reach our initial expectations, we may record impairment charges, such as those recorded in 2008.

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

The market for molecular diagnostics products is currently limited and highly competitive, with several large companies already having significant market share. Companies such as Beckman Coulter, Becton Dickinson, bioMérieux, Celera Diagnostics, Johnson & Johnson and Roche Diagnostics have made strategic commitments to diagnostics, have financial and other resources to invest in new technologies, and have substantial intellectual property portfolios, substantial experience in new product development, regulatory expertise, manufacturing capabilities and the distribution channels to deliver products to customers. Established diagnostic companies also have an installed base of instruments in several markets, including clinical and reference laboratories, which are not compatible with the systems we offer and could deter acceptance of our products. In addition, these companies have formed alliances with genomics companies which provide them access to genetic information that may be incorporated into their diagnostic tests.

Reduction or delay in research and development budgets and government funding adversely impact our sales.

We expect that our revenues in the foreseeable future will be derived primarily from products and services provided to a relatively small number of academic, governmental and other research institutions, as well as pharmaceutical and biotechnology companies. Our operating results may fluctuate substantially due to reductions and delays in research and development expenditures by these customers.

Factors that could affect the spending levels of our customers include:

•	weakness in the global economy and changing market conditions that affect our customers;

•	changes in the extent to which the pharmaceutical industry may use genetic information and genetic testing as a methodology for drug discovery and development;

•	changes in government programs that provide funding to companies and research institutions;

•	changes in the regulatory environment affecting life science companies and life science research;

•	impact of consolidation within the pharmaceutical industry; and

•	cost reduction initiatives of customers.

The American Recovery and Reinvestment Act of 2009 (the Recovery Act) was enacted in February 2009 to provide stimulus to the U.S. economy in the wake of the economic downturn. As part of the Recovery Act legislation, over $10 billion in funding was provided to the National Institutes of Health (“NIH”) through September 2010 to support the advancement of scientific research. In October 2009, we announced that we entered into an agreement with the Kaiser Permanente Research Program on Genes, Environment and Health and the University of California at San Francisco to support genome-wide analyses of DNA samples from over 100,000 Kaiser Permanente members. The program is funded by a grant from the NIH. While stimulus funding may support the analysis of genetic variation and biological function and have a positive impact on our business, in the short-term our customers may delay or reduce their purchases of our products as they wait to learn whether, and to what extent, they will receive stimulus funding. Additionally, if our customers are unable to obtain stimulus funding they may reduce their research and development budgets, resulting in a decrease in demand for our products. A reduction or delay in demand will reduce our revenues and adversely affect our profitability.

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

Although we were profitable for the year ended December 31, 2007, we incurred losses each year from our inception through the year ended December 31, 2002 and also for the years ended December 31, 2006 and December 31, 2008. As a result, we had an accumulated deficit of approximately $443.1 million on September 30, 2009. We expect to continue experiencing fluctuations in our operating results and cannot assure sustained profitability.

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

The recent financial crisis affecting the banking system and financial markets and the going concern threats to investment banks and other financial institutions have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit and equity markets. Continued market turbulence may adversely affect our liquidity and financial condition and that of our customers. If these market conditions persist, they may limit our ability, and the ability of our customers, to obtain short-term financing or to access the capital markets to meet liquidity needs and invest in new technologies. In addition, there could be a number of follow-on effects from the credit crisis on our business, including:

•	insolvency of key suppliers resulting in product delays;

•
inability of customers to finance purchases of our products and/or customer insolvencies, for example, some of our customers are academic institutions who have experienced significant decreases in income derived from endowment funds;

•	counterparty failures negatively impacting our treasury operations; and

•	increased impairments on our investment in companies who cannot obtain financing.

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

                   Certain jurisdictions have lower tax rates, and the amount of earnings in these jurisdictions may fluctuate. If we do not have profitable operations in these jurisdictions, our effective tax rate could be adversely impacted. Changes in tax laws and regulatory requirements in the countries in which we operate could have a material impact on our tax provision. To the extent that we are unable to continue to reinvest a substantial portion of our profits in our foreign operations, we may be subject to additional effective income tax rate increases in the future. Tax authorities may challenge the allocation of profits between our subsidiaries and we may not prevail in any such challenge. If we were not to prevail, we could be subject to higher tax rates or double tax.

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

Risks Related to Government Regulation and Litigation

We and our customers are subject to various government regulations, and we may incur significant expenses to comply with, and experience delays in our product commercialization as a result of, these regulations.

The FDA must approve certain in-vitro diagnostic products before they can be marketed in the U.S. Certain in-vitro diagnostic products must also be approved by the regulatory agencies of foreign governments or jurisdictions before the product can be sold outside the U.S. Commercialization of our and our collaborative partners’ in-vitro diagnostic products outside of the research environment may depend upon successful completion of clinical trials. Clinical development is a long, expensive and uncertain process and we do not know whether we, or any of our collaborative partners, will be permitted to undertake clinical trials of any potential in-vitro diagnostic products. It may take us or our collaborative partners many years to complete any such testing, and failure can occur at any stage. Delays or rejections of potential products may be encountered based on changes in regulatory policy for product approval during the period of product development and regulatory agency review. Moreover, if and when our projects reach clinical trials, we or our collaborative partners may decide to discontinue development of any or all of these projects at any time for commercial, scientific or other reasons. Any of the foregoing matters could have a material adverse effect on our business, financial condition and results of operations.

Many of our products are labeled for research only.  Even where a product is exempted from FDA clearance or approval, the FDA may impose restrictions as to the types of customers to which we can market and sell our products. Such restrictions may materially and adversely affect our business, financial condition and results of operations.

The FDA, the U.S. Department of Health and Human Services and foreign government regulators are increasingly focused on genetic analysis tools, including the use of arrays that are labeled for research use only by cytogenetics labs, including labs certified under the Clinical Laboratory Improvement Amendments (“CLIA”).  We cannot predict the extent of the FDA’s future efforts in regulation and policies with respect to the sale and use of arrays for the development of assays by CLIA laboratories, which are referred to as laboratory developed tests (“LDTs”).  If new regulations restrict our customers’ development of LDTs using our products labeled for research use only, or if we otherwise are required to obtain FDA premarket clearance or approval prior to commercializing these products, our ability to generate revenue from the sale of our products may be delayed or otherwise adversely affected. Moreover, our failure to comply with governmental rules and regulations related to our products could cause us to incur significant adverse publicity, or subject us to investigations and notices of non-compliance or lead to fines or restrictions upon our ability to sell our products.

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

We have agreements relating to the sale of our products to government entities and, as a result, we are subject to various statutes and regulations that apply to companies doing business with the government.  A failure to comply with these regulations might result in suspension of these contracts or administrative penalties, and could have a material adverse effect on our ability to compete for future government grants, contracts and programs.

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

Risks Related to Our Intellectual Property

We may be unable to effectively protect or enforce our intellectual property, which could harm our competitive position.

Maintaining a strong patent position is critical to our business. Patent law relating to the scope of claims in the technology fields in which we operate is uncertain, so we cannot assure you that the patent rights that we have or may obtain will be valuable. Others have filed, and in the future are likely to file, patent applications that are similar or identical to ours or those of our licensors. To determine the priority of inventions, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office that could result in substantial costs in legal fees and could substantially affect the scope of our patent protection. We cannot assure you that our patent applications will have priority over those filed by others. Also, our intellectual property may be subject to significant administrative and litigation proceedings such as opposition proceedings against our patents in Europe, Japan and other jurisdictions.

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

In addition to patent protection, we also rely upon copyright and trade secret protection for our confidential and proprietary information. Such measures may not provide adequate protection for our proprietary information.

Litigation or other proceedings or third party claims of intellectual property infringement could require us to spend significant time and money and could prevent us from selling our products or services or impact our stock price.

Third parties have asserted and may in the future assert that we are employing their proprietary technology without authorization. We are currently engaged in litigation with third parties who allege that we have infringed their intellectual property rights. See Note 9 to our condensed, consolidated financial statements elsewhere in this Form 10-Q for further information.  In addition, we are aware of third-party patents that may relate to our technology. We routinely receive notices claiming infringement from third parties as well as invitations to take licenses under third party patents.

As we enter new markets, we expect that competitors will claim that our products infringe their intellectual property rights as part of business strategies designed to impede our successful entry into those markets. In addition, third parties may have obtained, and may in the future obtain, patents allowing them to claim that the use of our technologies infringes these patents. We could incur substantial costs and divert the attention of our management and technical personnel in defending ourselves against any of these claims. Any adverse ruling or perception of an adverse ruling in defending ourselves against these claims could have a material adverse impact on our stock price, which may be disproportionate to the actual import of the ruling itself. Furthermore, parties making claims against us may be able to obtain injunctive or other relief, which effectively could block our ability to develop further, commercialize and sell products, and could result in the award of substantial damages against us. In the event of a successful claim of infringement against us, we may be required to pay damages and obtain one or more licenses from third parties, or be prohibited from selling certain products. In addition, we may be unable to obtain these licenses at a reasonable cost, if at all. We could therefore incur substantial costs related to royalty payments for licenses obtained from third parties, which could negatively affect our gross margins. In addition, we could encounter delays in product introductions while we attempt to develop alternative methods or products. Defense of any lawsuit or failure to obtain any of these licenses on favorable terms could prevent us from commercializing products, and the prohibition of sale of any of our products could materially affect our ability to grow and maintain profitability.

Risks Related to Our Common Stock

The market price of our common stock has been volatile.

The market price of our common stock is volatile. During the twelve-month period ending September 30, 2009, the daily volume of our common stock fluctuated from 209,700 to 11,815,300 shares. Moreover, during that period, our common stock traded as low as $1.78 per share and as high as $9.69 per share.

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

ITEM 5. OTHER INFORMATION

On August 5, 2009, our Board of Directors adopted the Amended and Restated Bylaws of the Company (the “Restated Bylaws”), effective immediately upon adoption. The Restated Bylaws effected majority voting for the Board of Directors, requiring each nominee to the Board of Directors to submit an irrevocable resignation that becomes effective if votes cast for such director or nominee does not exceed votes cast against such nominee.  In the event of a contested election, that is, if the number of nominees exceeds the number of directors to be elected, the directors shall be elected by the vote of a plurality of the shares present in person or represented by proxy and entitled to vote on the election.

The foregoing description of the Restated Bylaws is qualified in its entirety by the copy of the Amended and Restated Bylaws that is filed as Exhibit 3.2 with our Quarterly Report for the period ended June 30, 2009 and is incorporated herein by reference.

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

November 6, 2009

AFFYMETRIX, INC.
EXHIBIT INDEX
September 30, 2009

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002