Form 10-K
period 2009-12-31
AFFYMETRIX INC
filed 2010-03-01
CIK 913077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO COMMISSION FILE NUMBER 0-28218

AFFYMETRIX, INC.
(Exact name of registrant as specified in its charter)
DELAWARE (State or other jurisdiction of incorporation or organization)	77-0319159 (IRS Employer Identification Number)

3420 CENTRAL EXPRESSWAY SANTA CLARA, CALIFORNIA (Address of principal executive offices)	95051 (Zip Code)
(408) 731-5000 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class Common Stock, $0.01 par value Preferred Stock Purchase Rights	Name of Each Exchange on Which Registered The Nasdaq Global Select Market The Nasdaq Global Select Market
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant at June 30, 2009, based on the closing price of such stock on the Nasdaq Global Select Market on such date, was approximately $413 million. The number of shares of the registrant’s Common Stock outstanding on February 22, 2010 was 70,901,491.

DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the Proxy Statement to be filed in connection with the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated.

AFFYMETRIX, INC.
FORM 10-K
DECEMBER 31, 2009

PART I
ITEM 1.    BUSINESS

Forward-Looking Statements

All statements in this Annual Report on Form 10-K that are not historical are "forward-looking statements" within the meaning of the federal securities laws. These include statements regarding our "expectations," "beliefs," "hopes," "intentions," "strategies" or the like. Such statements are based on our current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. We cannot assure you that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, those discussed in "Risk Factors" contained in Item 1A of this Annual Report on Form 10-K. Unless required by law, we do not undertake to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

Overview

We develop, manufacture and sell products and services for genetic analysis to the life science research and clinical healthcare markets. Researchers around the world use our technology to better understand the role that genes play in disease, the effectiveness and safety of therapies and many other biological factors that affect human well-being. We sell our products to some of the world’s largest pharmaceutical, diagnostic and biotechnology companies, as well as leading academic, government and not-for profit research institutions. More than 21,000 peer-reviewed papers have been published based on work using our products. We have approximately 1,000 employees worldwide and maintain sales and distribution operations across the United States, Europe and Asia.

We were incorporated in California in 1992 and reincorporated in Delaware in 1998. Our principal executive offices are located at 3420 Central Expressway, Santa Clara, CA 95051. Our telephone number is (408) 731-5000.

Our Strategy

Our objective is to be the leading provider of genotyping and gene expression products for the analysis of genetic variation. The key elements of our strategy are:

•
Expanding into new markets. Our goal is to generate top-line revenue growth by successfully commercializing our technologies and expanding our customer base, including by leveraging our established and newly acquired technologies to enter new markets. We believe that we can expand our position in the genotyping market with our new AxiomTM Genotyping Solution. We believe that this market will continue to be one of the most attractive growth opportunities in life sciences and new content packaged in versatile formats will drive growth. Other opportunities include emerging cytogenetic and copy number diagnostics and our Drug Metabolizing Enzymes and Transporters product, which we believe addresses a significant unmet need of our pharmaceutical partners. We see opportunities in applications that are downstream from genome-wide analysis, particularly in validation and routine testing where our QuantiGene line of products is used for biomarker validation.

•
Re-engineering our technology platform. We intend to combine automated instrumentation, powerful new biological assays, and new array designs and content to significantly expand our product line. The new GeneTitan® System, our next generation mid-to-high end instrumentation platform enables significantly increased efficiency and throughput for researchers conducting array-based experiments. This fully automated solution enables higher data quality by removing or minimizing many of the sources of variation in the laboratory. We expect to commercially release GeneAtlasTM in 2010, targeted at new and novice users of microarray technology. With these instruments we also introduced an alternative format, the peg array plate, to our cartridge based consumables. We intend to provide an expanded menu of gene expression and genotyping applications for our peg array plates.

•
Improving operating leverage. We expect to see positive operating income in fiscal 2010 as we continue to control costs and work to generate increased revenues. In 2009, we completed a restructuring plan designed to optimize our production capacity and cost structure to enable us to decrease our cost of manufacturing and operating expenses by moving our probe array manufacturing to our Singapore facility, consolidating our reagent manufacturing to our Cleveland facility and outsourcing our instrument manufacturing operations. Additionally, our new peg array plate formats have lower manufacturing costs than the cartridge-based formats. We also expect to incur lower operating expenses as we fully integrate our acquisitions of USB and Panomics and complete the re-engineering of our technology platform.

Our Markets

The market for genetic analysis tools are divided into two primary segments: (1) the discovery and exploration markets and (2) the validation and routine testing markets.

In the discovery and exploration markets:

•	the customer typically is a research scientist;

•	funding comes from a variety of public and private sources;

•	research is project-driven and the project is typically short, but can range from a few months to about two years; and

•	the required technology generally must enable large-scale, high-complexity analysis of genetic variation and biological function.

Our products for large scale genotyping and gene expression applications serve customers in the exploration markets which include academic research centers, government agencies, private research foundations, clinical and industrial reference laboratories and the research departments of pharmaceutical companies.

In the validation and routine-testing markets:

•	the customers include product development scientists and clinicians at pharmaceutical, diagnostic companies or hospitals;

•	funding largely comes from operations or financing;

•	products are used in the validation of workflows, once validated, products will be used in repetitive testing and therefore generate recurring revenue; and

•	the required technology generally must enable cost-effective, flexible analysis of significantly fewer genetic and biological markers.

Our products for genotyping and gene expression applications serve the validation and routine testing markets.  In particular, our genotyping products with molecular diagnostics applications, our targeted genotyping products and our low- to mid-plex gene expression products target the validation and routine markets. Our customers in the validation and routine testing markets include pharmaceutical, biotechnology, agrichemical, diagnostics, industrial and consumer products companies.

We believe the validation and testing markets are more likely to generate recurring revenue and are growing at a higher compound annual growth rate than the discovery market. We expect that the following factors, among others, will influence the size and development of the markets served by our technologies:

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

Scientific Background

Introduction to the Genome and its Opportunity

In the years following the completion of the Human Genome Project in 2003, an explosion of research in genome structure, function and variation has led to an understanding that human genetic variation is common and takes on many structural forms. Among individual humans, genetic variation ranges from single nucleotide changes to gross alterations of entire chromosomes. Subsequent efforts to identify and catalog human genetic variation, including the HapMap Project and the 1000 Genomes Project, continue to generate tremendous amounts of information that is made freely and quickly available to the public. Genetic variation accounts for many of the differences between individuals, such as eye color and blood group, and also affects a person’s susceptibility to certain diseases including cancer, diabetes, stroke and Alzheimer’s disease. Genetic variation can also determine a person’s response to drug therapies. Understanding the genome helps us understand the inheritance of biological characteristics. We believe that this will lead to a new healthcare paradigm where disease is understood at the molecular level, allowing patients to be diagnosed according to genetic information and then treated with drugs designed to work on specific molecular targets.

All known genomes are composed of either deoxyribonucleic acid (“DNA”) or ribonucleic acid (“RNA”). The human genome is composed of DNA and RNA. The instructions required for every living cell to develop its characteristic form and function are believed to be represented within discrete regions of the genome known as genes. DNA molecules consist of two long complementary strands held together by base pairs. Four nucleotide bases—adenine-A, cytosine-C, guanine-G and thymine-T form the chemical building blocks of DNA. The two DNA strands are held together by hydrogen bonds between nucleotide bases on one strand to complementary nucleotide bases on the other strand. Only certain pairs of the bases can form these complementary bonds: C pairs with G, and A pairs with T. Therefore, a single DNA strand containing bases in the sequence CGTACGGAT can form a bond with a DNA strand containing bases in the sequence GCATGCCTA. Such paired DNA strands are said to be "complementary" and can form a double helix structure in a process called "hybridization." Our technology uses the principle of hybridization to recognize the presence of specific gene sequences and to analyze genetic information.

Through the process of transcription RNA, copies of the DNA are made from the regions containing genes. Many copies of RNA can be made from each DNA region. The amount of RNA made from any given gene is a measure of the expression level of that gene. Many copies of RNA can be made from the same region of DNA. In the cell, RNA is typically single-stranded, while DNA is double-stranded. One type of RNA, the messenger RNA ("mRNA") is central to protein synthesis. There are RNAs with other roles, such as regulating which genes are expressed and carrying genetic information of viruses.

Genotyping

Genotyping is the process of determining the genetic constitution of a cell, organism or individual in order to determine how it is specialized or differs from a group. Typically, each cell in an individual contains a complete copy of its genome. In a population, individuals vary from one another because of differences in gene sequences which are inherited from each parent and sometimes through the introduction of sequence changes due to environmental damage or biological errors in processes like gene replication. Common forms of genetic variation include single-nucleotide polymorphisms, or SNPs, and copy number variations, or CNVs. A SNP is a variation in a single position in a DNA sequence and a CNV is a variation in the number of copies of a segment of the DNA.

Genotyping is a valuable tool for studying genetic contributions to diseases and the efficacy of drug therapies in specified patient populations. While, in some cases, genetic variations, or polymorphisms, have little detectable effect on the biology of the organism, in other cases they may result in a predisposition to disease or an altered biological response to the environment. By screening for these polymorphisms, researchers seek to identify those that might be implicated in specific diseases. Sometimes it is not a single SNP or CNV, but the combination of certain variations, that leads to a diseased state. For this reason, researchers look at the patterns of these polymorphisms in a large number of healthy and diseased individuals in order to correlate specific variants with specific diseases or phenotypes. Large scale genotyping can be used, for example, in studies designed to elucidate the genetic contributions to disease and in clinical trials to categorize drug responses.

Gene Expression Monitoring

Gene expression monitoring is the process of determining which genes are active in a specific cell or group of cells. Timing and level of gene expression is an important mechanism by which the fate and function of cells are regulated. Although most cells contain an organism's full set of genes, each cell expresses only a subset of genes at any given time and the level of expression also varies with the state of that cell. The expression pattern or profile of genes can be correlated with many human diseases such as cancer, as well as with the effectiveness of treatment in specific patient populations. By identifying genes that are differentially expressed in particular diseases or patient populations, novel molecular targets and treatments may be identified and validated. In addition, gene expression signatures may be identified that provide early identification of a predisposition to disease or allow the selection of treatments optimized for an individual.

Gene expression monitoring is a valuable tool for identifying correlations between genes, determining their biological functions and identifying patterns that might be useful in classifying diseases. To monitor gene expression, we design and manufacture arrays with single-stranded DNA molecules that are complementary to sequences within genes or exons of interest. By synthesizing specific probes for multiple genes or exons on a single probe array, we enable researchers to quickly, quantitatively and simultaneously monitor the expression of a large number of genes or exons of interest. By monitoring the expression of such genes under different conditions and at different times, researchers can use the arrays to understand the dynamic relationship between gene expression and biological activity. We believe such information will be an important tool in understanding gene function and for the development of new drugs and diagnostic tools. Increasingly, clinical research is showing that gene expression patterns in tissue samples, particularly those from cancerous tissues, can be used to characterize disease sub-types and hopefully to predict therapeutic responses and likely outcomes.

In order to understand the impact of genomics on health, disease and other aspects of the human condition, scientists must compare both the sequence variation and the gene expression patterns of healthy and diseased individuals, tissues and cells. The use of arrays to identify correlations of gene expression patterns and sequence variation with specific diseases is expected to become increasingly important for gene marker validation, exploration and routine testing for diagnosis of disease.

Our Technologies

Array Technology

Our array technology leverages semiconductor-based photolithographic fabrication techniques, which enables us to synthesize a large variety of predetermined DNA sequences simultaneously in predetermined locations on a small glass chip called an "array."

Photolithography is a technique which uses light to create exposure patterns on the glass chip and to direct chemical reactions. The process begins by coating the chip with light-sensitive chemical compounds that prevent chemical coupling. These light-sensitive compounds are called "protecting groups." Lithographic masks, which consist of predetermined transparent patterns etched into a glass plate that block or transmit light, are used to selectively illuminate the glass surface of the chip. Only those areas exposed to light are deprotected, and thus activated for chemical coupling through removal of the light-sensitive protecting groups. The entire surface is then flooded with a solution containing the first in a series of DNA building blocks (A, C, G or T). Coupling only occurs in those regions that have been deprotected through illumination. The new DNA building block also bears a light-sensitive protecting group so that the cycle can be repeated.

This process of exposure to light and subsequent chemical coupling can be repeated many times on the same chip in order to generate a complex array of DNA sequences of defined length. The intricate illumination patterns allow us to build high-density arrays of many diverse DNA sequences in a small area. Unlike conventional synthesis techniques, which generally use a linear process to create compounds, our synthesis technique is combinatorial, in that the number of different compounds synthesized grows exponentially with the number of cycles in the synthesis. Currently, our commercial arrays contain over six million unique sequences. Each unique sequence is 25 to 50 nucleotides in length and is represented millions of times within a specified area of the array. Just as in the semiconductor industry, we manufacture arrays in a wafer format. Each wafer is approximately five inches square and can contain over 300 million unique probe sequences based on current technology. For our commercial array products, we can manufacture a large number of identical or different DNA probe arrays on a glass wafer, which is then diced into individual chips. The number of chips manufactured per wafer can be varied depending on the desired amount of information on each chip. The chips can be packaged individually, in our cartridge format, in our strip format or in our peg format. A strip format can have four arrays packaged together on a strip and a peg format can have up to 96 arrays packaged together for automated and parallel processing. Given the large amount of unique sequences represented in our arrays, our technology enables the efficient analysis of a multitude of DNA probes to analyze DNA or RNA sequences in a test sample.

The function of each single-stranded sequence on our array is to bind to its complementary single strand of DNA or RNA from a biological sample. Each unique feature on the array contains multiple copies of the same single strand of DNA. The nucleic acid (DNA or RNA) to be tested is isolated from a sample, such as blood, saliva or biopsy tissue, amplified and prepared for hybridization to the array. The test sample is then washed over the array, where the individual nucleic acid sequences that represent the genetic content or expressed genes of the sample hybridize to their complementary sequences bound on the array. The molecules in the test sample may be labeled with fluorescent dye either before or after hybridization. When scanned by a laser in the scanner instrument, the test sample generates a fluorescent signal. The locations where a fluorescent signal is detected by an optical detection system on the scanner instrument correspond to sequences complementary to the test sample. Sequence variation, or the quantification of specific sequences of nucleic acids in the sample, can be determined by detecting the relative strength of these signals since the sequence and position of each complementary DNA probe on the probe array is known. The combination of a particular array, together with an optimized set of reagents and a user protocol describing how to carry out the procedure, is referred to as an "assay."

bDNA Technology

We offer customers a suite of assay products for a wide variety of low- to mid-plex genetic, protein and cellular analysis applications using branched DNA, or bDNA, technology. These assays measure RNA levels directly from samples using a novel signal amplification method without the need for RNA purification, providing customers with improved accuracy, scale and workflow relative to traditional methods based on polymerase chain reaction, or PCR.

Our Products

Overview

We offer a comprehensive line of products for two principal applications: genotyping and gene expression. The majority of our product sales consist of sales of instruments and related consumables. Our GeneChip® and GeneTitan® families of products are whole systems that include instruments, consumables and software. We recently re-engineered our platform and launched our GeneTitan® family of products. Our GeneChip® instruments run arrays packaged in cartridges and our GeneTitan® instrument runs arrays packaged in a peg format for automated high throughput processing.

Through our acquisition of USB, we now offer a range of reagent kits that are compatible with our platforms as well as the products of other vendors. Through our acquisition of Panomics, we offer a variety of low-to mid-plex assays for gene expression.

GeneChip® Family of Products

Our GeneChip® system provides an integrated solution for gene expression and genotyping analysis. It consists of instruments and consumables that provide for the robust preparation and analysis of samples using our GeneChip® cartridge arrays. The components of the GeneChip® system include (1) disposable probe arrays containing genetic information on a chip, (2) reagents for extracting, amplifying and labeling target nucleic acids, (3) a fluidics station for introducing the test sample to the probe arrays, (3) a hybridization oven for optimizing the binding of samples to the probe arrays, (4) a scanner to read the fluorescent image from the probe arrays, and (5) software to analyze and manage the resulting genetic information.

Our major GeneChip® instrument products include:

Product	Product Description
GeneChip® Scanner 3000	Instrument for scanning higher-density arrays, including SNP arrays with up to 900,000 SNPs, tiling arrays for transcription and all-exon arrays for whole-genome analysis.

GeneChip® Scanner 3000Dx
This instrument is a version of the GeneChip® Scanner 3000 that is cleared by the United States Food and Drug Administration as an in vitro diagnostic device (“IVD”) for use and can be used in conjunction with the Roche Diagnostics AmpliChip CYP450 Test.

GeneChip® Fluidics Station	Instrument for the wash and stain of GeneChip® arrays.

GeneChip® Hybridization Oven	This instrument provides temperature and rotation control to ensure the successful hybridization of cartridge arrays before scanning.

Our major GeneChip® array and reagent products include:

Product	Product Description
Genotyping Catalog Cartridge Arrays
• SNP 6.0 Array – This single chip array is a robust tool for studying variation. It enables genotyping of approximately 906,600 SNPs and assaying of approximately 945,800 non-polymorphic probes for detection of copy number.

• 500K Set – The 500K Set genotypes over 500,000 SNPs on a two array set.
• DMET™ Plus – This array features drug markers in FDA-validated genes and enables discovery and measurement of genetic variation associated with drug response.
• Universal Taq Arrays – These arrays enable targeted genotyping for the analysis of between 1,500 to 20,000 SNPs per sample.

Gene Expression Catalog Cartridge Arrays	• U133 – This array analyzes the expression level of over 47,000 transcripts and variants of the human genome.
• Other Arrays – We also offer a range of catalog expression arrays for the study of rat, mouse and other mammalian and model organisms.

Custom Arrays	• MyGeneChip™ and CustomSeq™ products are custom expression and sequence arrays designed by our customers to study organisms of interests to them.

GeneTitan® Family of Products

Our GeneTitan® family of products consists of the GeneTitan® instrument system that runs genotyping and gene expression array plates. The GeneTitan® family of products provides a hands-free, automated solution for monitoring gene expression and genome-wide SNP genotyping.

Our GeneTitan® products include:

Product	Product Description
GeneTitan®
The GeneTitan® instrument automates array processing from target hybridization to data generation by combining a hybridization oven, fluidics processing and imaging device into a single bench-top instrument. It runs array plates and supports both gene expression and genotyping studies.

Axiom™ Genotyping Solution
The Axiom™ Genotyping Solution includes array plates with validated genomic content, complete reagent kits, data analysis tools and a fully automated workflow utilizing the GeneTitan®.

• Axiom™ Human Array Plates – these arrays are designed to maximize genomic coverage of common and novel SNPs and insertions and deletions in Caucasian, Asian and African populations. We are currently offering the Caucasian array plate and expect to offer the others later in 2010.
• Axiom™ Custom Arrays – Customers can make custom arrays utilizing a proprietary database of validated genomic markers.

Gene Expression Array Plates
We offer a catalog of gene expression array plates similar to our catalog gene expression cartridge arrays. These arrays are available for the study of human, rat, mouse and a broad range of other mammalian and model organisms.

Low- to Mid-plex Products

We also offer an extensive line of multiplex assays to serve the both the discovery and the validation markets. Multiplex assays measure many different targets from the same sample. These products enable drug target identification through analysis of gene silencing, cell signaling and biomarker validation. Our QuantiGene line of products is based on bDNA technology and delivers quantitative gene expression analysis. These products are compatible with a wide variety of samples and tissues.

Reagents

We offer researchers with an extensive line of reagent kits, enzymes and biochemicals. Our reagents are complementary to our array portfolio, thus enabling us to provide our customers with whole product solutions. In addition, they can be applied to a broad variety of emerging technologies. Our reagents include:

•	ExoSAP-IT® For PCR Product Clean-Up, a reagent for the rapid clean-up of PCR products used in downstream applications, such as DNA sequencing or SNP analysis.

•	HotStart-IT® line of PCR reagents, reagents that utilize a novel primer binding protein to inhibit primer dimer formation, and results in sensitive and consistent amplification for real-time PCR.

Our Services

Our Affymetrix Research Service Laboratory offers high-throughput genotyping services for customers using our genotyping products. Our projects range in size from a few hundred samples to over 10,000 samples. We serve customers requiring quick turnaround times and suitably priced solutions to their large-scale academic and consortia genotyping studies.

Our Collaborative Partners

We collaborate with our partners to expand the applications of our technology and to acquire access to complementary technologies and resources. We collaborate with a number of instrumentation and reagent companies to develop and supply certain components of the user work flow. These companies include Beckman Coulter, Inc., CapitalBio Corporation, Life Technologies, Inc., Genisphere LLC and Qiagen GmbH.

Through our Powered by Affymetrix™, or PbA Program, we permit commercial entities to license our technologies to develop custom product solutions based upon our arrays, instrumentation and software. Our PbA partners include F. Hoffman-La Roche Ltd., bioMerieux, Inc. and Veridex, LLC, a Johnson & Johnson company. We provide our PbA partners custom arrays. Our partners subsequently package these arrays into kits, seek regulatory approval for their diagnostic use, and sell them into the diagnostic markets using their sales channels. An example is the PathChip, a gene expression array used by our PbA partner Pathwork Diagnostics, Inc., in its Pathwork Tissue of Origin test. In July 2008, the U.S. Food and Drug Administration (“FDA”) cleared the Pathwork Tissue of Origin test for marketing. PathChip is the first custom Affymetrix gene expression array to be cleared for diagnostic use.

We also collaborate with certain academic, government, and commercial research groups to develop and validate new applications of our technologies. These include the Broad Institute of Harvard, the Massachusetts Institute of Technology and the National Genome Research Institute.

Sales and Distribution

We market and distribute our products directly to customers in North America, Japan and major European markets. In these markets, we have our own sales, service and application support personnel responsible for expanding and managing their respective customer bases. In other markets, such as Mexico, India, the Middle East and Asia Pacific, including the People’s Republic of China, we sell our products principally through third party distributors that specialize in life science supply. For molecular diagnostic and industrial applications market opportunities, we supply our partners with arrays and instruments, which they incorporate into diagnostic products and assume the primary commercialization responsibilities.

Manufacturing and Raw Materials

We manufacture our consumables, including our arrays and reagents, and contract with third parties to manufacture our instruments. In 2009, we closed our West Sacramento facility and consolidated all of our array manufacturing to our Singapore facility. We manufacture our reagents in our Cleveland, Ohio and Fremont, California facilities, but will be closing our Fremont facility in 2010 and incorporating those functions into our Santa Clara facilities. We maintain a pilot manufacturing and process engineering/development facility in Santa Clara, California.

Our array manufacturing process involves wafer preparation, probe synthesis, dicing of synthesized wafers into chips, assembly of chips and quality control. We have developed software programs that extensively automate the design of photolithographic masks used in array manufacturing and that control the array manufacturing lines. Glass wafers are prepared for synthesis through the application of chemical coatings. Arrays are synthesized on the wafers using our proprietary, combinatorial photolithographic process. The completed wafers can then be diced into chips. The chips can be packaged individually, in our cartridge format, in our strip format or in our peg format.

We offer a variety of reagents to our customers, including those that are manufactured in-house, those that are supplied by qualified third-party suppliers and a combination of the two.

Our Singapore facility is fully operational and has been certified to ISO 13485 standards. The Singapore facility operates under the strict standards of our corporate quality plan. In 2009, we certified a portion of our Cleveland, Ohio operations to these standards. We intend to certify the remaining portions of the Cleveland, Ohio operations to these standards in 2010. Third parties who manufacture our instruments will have to meet our quality standards as part of the qualification process.

Key parts of our product lines, such as our GeneTitan® instrument and hybridization ovens, are available from single sources. Likewise, certain raw materials or components used in the synthesis of arrays or the assembly of instrumentation are currently available only from a single source or limited sources. Alternative sources of supply may be time consuming and expensive to qualify. In addition, we are dependent on our vendors to provide components of appropriate quality and reliability, and to meet applicable regulatory requirements. We take what we believe are appropriate measures to prevent the delay or interruption of supplies from these vendors and to ensure the appropriate quality for our customers, since any delay or interruption could delay our ability to deliver our products to our customers.

Research and Development

We believe that a substantial investment in research and development is essential to a long-term sustainable competitive advantage and critical to expansion into the validation and routine testing markets. Our research and development effort is divided into the major areas of basic research, product research and development, and manufacturing technology development. Research efforts are carried out through our Affymetrix Research Laboratories to further advance our platform and develop new concepts and applications that can be commercialized to grow our business. Our product development efforts are focused primarily on the development of new array, assay and reagent products, improving the overall performance of our assays, increasing the information capacity per probe array and simplifying highly complex assays. We are also actively engaged in research aimed at enhancing the manufacturing process currently employed in the production of our arrays.

Our research and development expenses for the years ended December 31, 2009, 2008 and 2007 were $77.4 million, $84.5 million and $72.7 million, respectively.

Intellectual Property

We rely on a combination of patent, copyright, and trade secret laws, know-how and licensing opportunities to establish and protect our proprietary technologies and products. Our success depends in part on our ability to obtain patent protection for our products and processes, to preserve our copyrights and trade secrets, to operate without infringing the proprietary rights of third parties and to acquire licenses related to enabling technology or products used with our technology.

We are pursuing a patent strategy designed to facilitate our research and development program and the commercialization of our current and future products. While no one patent is considered essential to our success, we aggressively seek to protect our patent rights as our patent portfolio as a whole is material to the success of the business.

There are a significant number of United States and foreign patents and patent applications in our areas of interest, and we believe that there will continue to be significant litigation in the industry regarding patent and other intellectual property rights. Others have filed, and in the future are likely to file, patent applications that are similar or identical to ours or those of our licensors. It may be necessary for us to enter into litigation to defend against or assert claims of infringement, to enforce patents issued to us, to protect trade secrets or know-how owned by us or to determine the scope and validity of the proprietary rights of others. To determine the priority of inventions, it may be necessary for us to participate in interference proceedings declared by the United States Patent and Trademark Office. Litigation or interference proceedings could result in substantial costs to and distraction from our core business and our efforts in respect to such proceedings may not be successful. For further information regarding intellectual property litigation involving us, see “Item 8. Financial Statements and Supplementary Data—Note 13. Commitments and Contingencies” in this Annual Report on Form 10-K.

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

In the highly multiplexed genotyping and gene expression markets, existing competitive technologies include gel-based sequencing using instruments provided by companies such as Beckman Coulter, Inc. and Life Technologies. Other companies developing or marketing competitive DNA array technology include Illumina, Agilent Technologies, BD Biosciences, CombiMatrix, MDS Analytic Technologies and Sequenom, some of which offer products directly competitive with our microarrays . In the low to midplex genotyping and gene expression markets, much of the existing low-plex competition comes from the supplier of realtime PCR products, including Life Technologies, who has a dominant position, Roche, Agilent Technologies and BioRad. In addition, there are new midplex technologies being offered by Fluidigm, Sequenom, HTG, Beckman Coulter, NanoString and Life Technologies (BioTrove). In order to compete against existing and emerging technologies, we will need to demonstrate that our products have superior throughput, cost and accuracy advantages over competing products.

In the molecular diagnostic field, competition may likely come from established diagnostic companies, companies developing and marketing DNA probe tests for genetic and other diseases, and other companies conducting research on new technologies to ascertain and analyze genetic information. The market for molecular diagnostic products derived from gene discovery is highly competitive and has high barriers of entry, with several large corporations already having significant market share. Established diagnostic companies such as Beckman Coulter, Becton Dickinson, bioMérieux, Johnson & Johnson and Roche have the strategic commitment to diagnostics, the financial and other resources to invest in new technologies, substantial intellectual property portfolios, substantial experience in new product development, regulatory expertise, manufacturing capabilities and the distribution channels to deliver products to customers. Established diagnostic companies also have an installed base of instruments in several markets, including clinical and reference laboratories, which are not compatible with our system and could slow acceptance of our products. In addition, these companies have formed alliances with genomics companies which provide them access to genetic information that may be incorporated into their diagnostic tests.

Future competition in existing and potential markets will likely come from existing competitors as well as other companies seeking to develop new technologies for sequencing and analyzing genetic information. We expect new competitors and technologies to emerge. In addition, pharmaceutical and biotechnology companies have significant needs for genomic information and may choose to develop or acquire competing technologies to meet these needs themselves. We have significantly expanded our network of approved service providers in America, Japan, Europe, and China. While these companies expand the reach of Affymetrix technology and make its analytical power available to a wider base of users they may act as a substitute for outright purchase of instruments and arrays by those end users. In addition, we have several other third-party licensees that could offer products that compete with our product offerings.

Government Regulation

Many of our products are labeled for research use only.  Even where a product is exempted from clearance or approval by the FDA, the FDA may impose restrictions as to the manner in which we can market and sell our products and/or the types of customers to which we can market and sell our products.

Our GeneChip® Scanner 3000Dx is approved by the FDA to be used in conjunction with approved medical devices such as the Roche Diagnostics AmpliChip CYP450 Test. We will continue to develop diagnostic products ourselves or with our collaborative partners that may require regulatory approval by governmental agencies. Commercially available diagnostic tests are regulated as medical devices and are generally subject to rigorous testing and other approval procedures by the FDA in the U.S. and by other regulatory agencies in other countries. The FDA's Quality System Regulations also apply in connection with our manufacture of arrays and systems as components for use in diagnostic products distributed outside of the research environment. Obtaining these clearances or approvals and the compliance with these regulations require the expenditure of substantial resources over a significant period of time, and we cannot assure you that any clearances or approvals will be granted on a timely basis, if at all. Once granted, a clearance or approval may place substantial restrictions on how the device is marketed or labeled or to whom it may be sold. In addition, various federal and state statutes and regulations govern or influence the manufacturing, safety, and storage of our products and components of our products as well as our record keeping.

The FDA, the U.S. Department of Health and Human Services, the States of California and New York, and foreign government regulators are increasingly focused on genetic analysis tools, including the use of microarrays that are labeled for research use only by clinical labs, including labs certified under the Clinical Laboratory Improvement Amendments, or CLIA, or California or New York State laboratory regulations.  We cannot predict the nature of future regulatory or policy initiatives with respect to the sale and use of arrays for the development of assays by CLIA laboratories, or the extent to which such initiatives will impact our business. If new regulations restrict our customers’ development of laboratory-developed tests using our products labeled for research use only, or if we otherwise are required to obtain FDA premarket clearance or approval prior to commercializing these products, our ability to generate revenue from the sale of our products may be delayed or otherwise adversely affected. Moreover, our failure to comply with governmental rules and regulations related to our products could cause us to incur significant adverse publicity, or subject us to investigations and notices of non-compliance or lead to fines or restrictions upon our ability to sell our products.

Medical device laws and regulations are also in effect in many countries, including countries in the European Union, ranging from comprehensive device approval requirements to requests for product data or certifications. The number and scope of these requirements are increasing. We may not be able to obtain regulatory approvals in such countries or may incur significant costs in obtaining or maintaining our foreign regulatory approvals. In addition, the export by us of certain of our products which have not yet been cleared for domestic commercial distribution may be subject to FDA or other export restrictions.

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

We are currently developing diagnostic and therapeutic products, including those with our collaborative partners which may be subject to reimbursement issues. The commercialization of such products may depend, in part, on the extent to which reimbursement for the cost of these products will be available under U.S. and foreign regulations governing reimbursement for clinical testing services by government authorities, private health insurers and other organizations.

In the United States, third-party payer price resistance, the trend towards managed health care and legislative proposals to reform health care or reduce government insurance programs could reduce prices for health care products and services, adversely affect the profits of our customers and collaborative partners and thus reduce our future royalties and product sales.

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

Employees

As of February 22, 2010, we had 989 full-time employees. The employee group includes chemists, engineers, computer scientists, mathematicians and molecular biologists with experience in the diagnostic products, medical products, semiconductor, computer software and electronics industries. None of our employees are represented by a collective bargaining agreement, nor have we experienced work stoppages. Our success depends in large part on our ability to attract and retain skilled and experienced employees.

Seasonality

Customer demand for probe arrays and instrumentation systems is typically highest in the fourth quarter of the calendar year as customers spend unused budget allocations before the end of the year.

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

Financial Information About Geographic Areas

Our total revenue from customers outside of the United States for fiscal years 2009, 2008 and 2007 was $136.8 million, $141.1 million and $173.6 million, or approximately 42%, 34% and 47%, respectively, of our total revenue. A summary of revenues from external customers attributed to each of our geographic areas for the fiscal years ended December 31, 2009, 2008 and 2007, is included in “Item 8. Financial Statements and Supplementary Data—Note 17. Segment and Geographic Information”.

Available Information

Our internet address is www.affymetrix.com. Information included on our website is not part of this Form 10-K. We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. In addition, copies of our annual reports are available free of charge upon written request. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

ITEM 1A. RISK FACTORS

In evaluating our business, you should carefully consider the following risks, as well as the other information contained in this annual report on Form 10-K. If any of the following risks actually occurs, our business could be harmed.

Risks Related to the Growth of Our Business

If we do not continually develop and commercialize new or enhanced products and services, our business may not grow.

Our success depends in large part on our continual, timely development and commercialization of new or enhanced products and services that address evolving market requirements and are attractive to customers. The genetic analysis tools market, including the RNA/DNA probe array field, is characterized by rapid and significant technological changes, frequent new product introductions and enhancements, evolving industry standards and changing customer needs. Standardization of tools and systems for genetic research is still ongoing and we cannot assure you that our products will emerge as the standard for genetic research. Other companies may introduce new technologies, techniques, products or services that render our products or services obsolete or uneconomical. If we do not appropriately innovate and invest in new technologies, then our technologies will become dated and our customers could move to new technologies offered by our competitors.

As a result, we are continually looking to develop, license or acquire new or enhanced technologies, products and services to further broaden and deepen our offerings. Some of the factors affecting market acceptance of our products and services include:

•	availability, quality and price as compared to competitive products and services;

•	the functionality of new and existing products and services;

•	the timing of introduction of our products and services as compared to competitive products and services;

•	the existence of product defects;

•	scientists’ and customers’ opinions of the utility of our products and services and our ability to incorporate their feedback into future products and services;

•	citation of our products in published research; and

•	general trends in life science research and life science informatics software development.

Our new or enhanced technologies, products or services may not be accepted by customers in our target markets.  For example, once we have developed or obtained a new technology, we may fail to successfully commercialize new products and services based on that technology, particularly to the extent that our new products and services compete with established technologies or the products and services of more established competitors. Risks relating to product adoptions include the inability to accurately forecast demand and difficulties in managing different sales and support requirements due to the type or complexity of the new products.

Our growth depends in part on our ability to acquire new technologies, products and services through additional acquisitions, which may absorb significant resources and may not be successful.

As part of our strategy to develop and identify new technologies, products and services, we have made and may continue to make acquisitions. Our integration of the operations of acquired businesses requires significant efforts, including the coordination of information technologies, research and development, sales and marketing, operations, manufacturing and finance. These efforts result in additional expenses and divert significant amounts of management’s time from other projects. Our failure to manage successfully and coordinate the growth of the combined company could also have an adverse impact on our business. In addition, there is no guarantee that some of the businesses we acquire will become profitable or remain so. If our acquisitions do not meet our initial expectations, we may record impairment charges, such as those recorded in 2008.

Factors that will affect the success of our acquisitions include:

•	our ability to retain key employees of the acquired company;

•	the performance of the acquired business, technology, product or service;

•	our ability to integrate operations, financial and other systems;

•
the ability of the combined company to achieve synergies among its constituent companies, such as increasing sales of the combined company’s products and services, achieving expected cost savings and effectively combining technologies to develop new products and services;

•	any disruption in order fulfillment due to integration processes and therefore loss of sales;

•	the presence or absence of adequate internal controls and/or significant fraud in the financial systems of acquired companies;

•
any decrease in customer and distributor loyalty and product orders caused by dissatisfaction with the combined companies’ product lines and sales and marketing practices, including price increases; and

•
our assumption of known contingent liabilities that are realized, known liabilities that prove greater than anticipated, or unknown liabilities that come to light, to the extent that the realization of any of these liabilities increases our expenses or adversely affects our business or financial position.

Emerging market opportunities in molecular diagnostics may not develop as quickly as we expect and we depend on the efforts of our partners to be successful.

The clinical applications of our technologies for diagnosing and enabling informed disease management options in the treatment of disease is an emerging market opportunity in molecular diagnostics. At this time, we cannot be certain that molecular diagnostic markets will develop as quickly as we expect. Although we believe that there will be clinical applications of our technologies that will be utilized for diagnosing and enabling informed disease management options in the treatment of disease, there can be no certainty of the technical or commercial success our technologies will achieve in such markets.

Our success in the molecular diagnostics market depends to a large extent on our collaborative relationships and the ability of our collaborative partners to achieve regulatory approval for such products in the United States and in overseas markets, and successfully market and sell products using our technologies.

Risks Related to Our Sales

We face significant competition, and our failure to compete effectively could adversely affect our sales and results of operations.

We compete with companies that develop, manufacture and market genetic analysis tools for the life science and clinical healthcare markets. We face significant competition as our competitors develop new, improved or more economical products and services and as new companies enter the market with new and innovative technologies.

The market for molecular diagnostics products and services is highly competitive, has high barriers of entry, and has several other large companies with significant market share. For example, companies such as Illumina, Agilent Technologies and Life Technologies have products for genetic analysis that are directly competitive with certain of our products. We also face competition from established diagnostic companies such as Beckman Coulter, Becton Dickinson, bioMérieux, Celera Diagnostics, Johnson & Johnson and Roche Diagnostics, which have made strategic commitments to diagnostics, have financial and other resources to invest in new technologies, and have substantial intellectual property portfolios, substantial experience in new product development, regulatory expertise,

Many of our current and potential competitors have significantly greater financial, technical, marketing and other resources than we do. In addition, many current and potential competitors have greater name recognition, more extensive customer bases and access to proprietary genetic content.

Consolidation trends in both our market and that of our customers have increased competition.

There has been a trend toward industry consolidation in our markets for the past several years. We expect this trend toward industry consolidation to continue as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue operations. We believe that industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers. This could lead to more variability in operating results and could harm our business.

Additionally, there has been a trend toward consolidation in many of the customer markets we sell to, in particular the pharmaceutical industry. Consolidation in our customer markets results in increased competition for important market segments and fewer available accounts, and larger consolidated customers may be able to exert increased pricing pressure on companies in our market.

Reduction or delay in research and development budgets and government funding may adversely impact our sales.

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

Government funding of research and development is subject to the political process, which is inherently unpredictable. In 2009, U.S. government funding for life science research increased, due in part to the enactment of the American Recovery and Reinvestment Act of 2009, which provided over $10 billion in research funding to the National Institutes of Health (“NIH”) through September 2010. In October 2009, we announced that we entered into an agreement with the Kaiser Permanente Research Program on Genes, Environment and Health and the University of California at San Francisco to support genome-wide analyses of DNA samples from over 100,000 Kaiser Permanente members, a program funded by a grant from the NIH. Any shift away from the funding of life science research and development or delays surrounding the approval of government budget proposals may cause our customers to delay or forgo purchases of our products and services. Moreover, in the short term, our customers may delay or reduce their purchases of our products as they wait to learn whether, and to what extent, they will receive stimulus funding. Additionally, if our customers are unable to obtain stimulus funding they may reduce their research and development budgets, resulting in a decrease in demand for our products. A reduction or delay in demand will reduce our revenues and adversely affect our profitability.

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

We believe that our success in penetrating our target markets depends in part on our ability to develop and maintain collaborative relationships with key companies as well as with key academic researchers. Relying on our collaborative relationships is risky to our future success because:

•	our partners may develop technologies or components competitive with our products and services;

•	our existing collaborations may preclude us from entering into additional future arrangements;

•	our partners may not obtain regulatory approvals necessary to continue the collaborations in a timely manner;

•	some of our agreements may terminate prematurely due to disagreements between us and our partners;

•	our partners may not devote sufficient resources to the development and sale of our products and services;

•	our partners may be unable to provide the resources required for us to progress in the collaboration on a timely basis;

•	our collaborations may be unsuccessful; or

•	some of our agreements have expired and we may not be able to negotiate future collaborative arrangements on acceptable terms.

The size and structure of our current sales, marketing and technical support organizations may limit our ability to sell our products and services.

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

We depend on our suppliers to provide components of our products in required volumes, at appropriate quality and reliability levels, and in compliance with regulatory requirements. Key parts of our product lines, including components of our manufacturing equipment and certain raw materials used in the manufacture of our products are currently available only from a single source or limited sources. If supplies from these vendors were delayed or interrupted for any reason, we would not be able to get manufacturing equipment, produce probe arrays, or sell scanners or other components for our products in a timely fashion or in sufficient quantities.

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

If demand for our products is reduced or if we implement technologies that increase the density or yields of our wafers, our manufacturing capacity could be under-utilized and some of our long-lived assets, including facilities and equipment, may be impaired, which would increase our expenses. In addition, factory planning decisions may shorten the useful lives of long-lived assets including facilities and equipment, and cause us to accelerate depreciation. These changes in demand for our products, and changes in our customers’ product needs, could have a variety of negative effects on our competitive position and our financial results, and, in certain cases, may reduce our revenue, increase our costs, lower our gross margin percentage or require us to recognize impairments of our assets. In addition, if demand for our products is reduced or we fail to accurately forecast demand, we could be required to write down inventory since certain of our products have a limited shelf life, which would have a negative impact on our gross margin.

We have in the past, and may in the future, adjust our manufacturing capacity based on business requirements, which may include the rationalization of our facilities, including the abandonment of long-lived manufacturing assets and additional charges related to a reduction in capacity. In 2008, we implemented a restructuring plan that included the closure of our West Sacramento, California facility and the consolidation of our manufacturing in three locations. This restructuring was completed in the second quarter of 2009. Manufacturing and product quality issues may arise as we launch new products in our Singapore and Ohio facilities. We may lose customers if we are unable to manufacture products or if we experience delays in the manufacture of our products as a result of this transition.

We may lose customers or sales if we are unable to meet customer demand for our products on a timely and cost-effective basis, or if we are unable to ensure the proper performance and quality of our products.

We produce our products in an innovative and complicated manufacturing process which has the potential for significant variability in manufacturing yields. We have encountered and may in the future encounter difficulties in manufacturing our products and, due to the complexity of our products and our manufacturing process, we may experience delays in the manufacture of our products or fail to ensure their proper performance or quality. As we develop new and enhanced products, we must be able to resolve in a timely, cost-effective manner manufacturing issues that may arise from time to time.

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

We rely on internal quality control procedures to verify our manufacturing processes. Due to the complexity of our products and manufacturing process, however, it is possible that products that do not meet all of our performance specifications may not be identified before they are shipped. If our products do not consistently meet our customers’ performance expectations, demand for our products will decline. In addition, we do not maintain any backup manufacturing capabilities for the production of our products. Any interruption in our ability to continue operations at our existing manufacturing facilities could delay our ability to develop or sell our products, which could result in lost revenue and seriously harm our business, financial condition and results of operations.

We may not be able to deliver acceptable products to our customers due to the rapidly evolving nature of genetic sequence information upon which our products are based.

The genetic sequence information upon which we rely to develop and manufacture our products is contained in a variety of public databases throughout the world. These databases are rapidly expanding and evolving. In addition, the accuracy of these databases and resulting genetic research is dependent on various scientific interpretations and it is not expected that global genetic research efforts will result in standardized genetic sequence databases for particular genomes in the near future.

Although we have implemented ongoing internal quality control efforts to help ensure the quality and accuracy of our products, the fundamental nature of our products requires us to rely on genetic sequence databases and scientific interpretations which are continuously evolving. As a result, these variables may cause us to develop and manufacture products that incorporate sequence errors or ambiguities. The magnitude and importance of these errors will depend upon multiple and complex factors that would be considered in determining the appropriate actions required to remedy any inaccuracies. Our inability to timely deliver acceptable products as a result of these factors would likely adversely affect our relationship with customers, and could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Operations

We may not achieve sustained profitability.

Prior to 2002, we incurred losses each year since our inception, and we reported losses in 2006, 2008 and 2009. As a result, we had an accumulated deficit of approximately $440.3 million as of December 31, 2009. Our ability to achieve profitability will depend, in part, on the rate of growth, if any, of our revenue and on the level of our expenses. We expect to continue incurring significant expenses related to research and development, sales and marketing efforts to commercialize our products, litigation and non-cash stock based compensation, and we expect to continue to experience fluctuations in our operating results. If our revenues grow more slowly than we anticipate, or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenues, we may not become profitable on a sustained basis, or at all.

If we do not attract and retain key employees, our business could be impaired.

To be successful, we must attract and retain qualified scientific, engineering, manufacturing, sales, marketing and management personnel. To expand our research, product development and sales efforts we need additional people skilled in areas such as bioinformatics, organic chemistry, information services, regulatory affairs, manufacturing, sales, marketing and technical support. Competition for these people is intense, and our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating our existing employees.  For example, our stock price has been volatile in the past three years, resulting in a significant number of stock options granted to our employees having a strike price that is higher than the current trading price of our common stock. If we are unable to hire, train and retain a sufficient number of qualified employees, we will not be able to expand our business or our business could be adversely affected.

We also rely on our scientific advisors and consultants to assist us in formulating our research, development and commercialization strategy. All of these individuals are engaged by other employers and have commitments to other entities that may limit their availability to us.

We may not realize the expected benefits of our initiatives to reduce costs across our operations.

We are pursuing and may continue to pursue a number of initiatives to reduce costs across our operations. These initiatives have included workforce reductions in certain areas, as well as the rationalization of our facilities.

We may not realize the expected benefits of our current and future initiatives to reduce costs. As a result of these initiatives, we expect to incur restructuring or other charges and we may experience disruptions in our operations, a loss of key personnel and difficulties in delivering products in a timely manner.

Recent economic conditions and the financial crisis could negatively affect our business, results of operations, and financial condition.

Recent economic conditions and the crisis affecting the banking system and financial markets resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and heightened volatility in fixed income, credit and equity markets. Continued market turbulence may adversely affect our liquidity and financial condition and that of our customers. If these market conditions persist, they may limit our ability, and the ability of our customers, to obtain short-term financing or to access the capital markets to meet liquidity needs and invest in new technologies. In addition, there could be a number of follow-on effects from the credit crisis on our business, including:

•	insolvency of key suppliers resulting in product delays;

•	reduction in research and development spending of customers;

•
inability of customers to finance purchases of our products and/or customer insolvencies (for example, some of our customers are academic institutions who have experienced significant decreases in income derived from endowment funds);

•	counterparty failures negatively impacting our treasury operations; and

•	increased impairments on our investments in companies that cannot obtain financing.

Due to the international nature of our business, political or economic changes or other factors could harm our business.

A significant amount of our revenue is currently generated from sales outside the United States. Although such transactions are primarily denominated in both U.S. dollars and foreign currencies, our future revenue, gross margin, expenses and financial condition are still affected by such factors as changes in foreign currency exchange rates; unexpected changes in, or impositions of, legislative or regulatory requirements, including export and trade barriers and taxes; longer payment cycles and greater difficulty in accounts receivable collection.

We also are subject to general geopolitical risks in connection with international operations, such as political, social and economic instability, potential hostilities, epidemics and changes in diplomatic and trade relationships. We cannot assure investors that one or more of the foregoing factors will not have a material adverse effect on our business, financial condition and operating results or require us to modify our current business practices.

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

Changes in overall levels and the geographic mix of pretax earnings may adversely impact our effective tax rate. Certain jurisdictions have lower tax rates, and the amount of earnings in these jurisdictions may fluctuate. If we do not have profitable operations in these jurisdictions, our effective tax rate could be adversely impacted. Changes in tax laws and regulatory requirements in the countries in which we operate could have a material impact on our tax provision. To the extent that we are unable to continue to reinvest a substantial portion of our profits in our foreign operations, we may be subject to effective income tax rate increases in the future. Tax authorities may challenge the allocation of profits between our subsidiaries and we may not prevail in any such challenge. If we were not to prevail, we could be subject to higher tax rates or double tax.

Estimates are required in determining any valuation allowance to be recorded against our net deferred tax assets. Changes in the amount of valuation allowance required may significantly impact our financial results of operations.

Risks Related to Our Investments

Our strategic equity investments may result in losses.

We periodically make strategic equity investments in various public and private companies with businesses or technologies that may complement our business. The market values of these strategic equity investments may fluctuate due to market conditions and other conditions over which we have no control. Other-than-temporary declines in the market price and valuations of the securities that we hold in other companies would require us to record losses relative to our ownership interest. This could result in future charges to our earnings. It is uncertain whether or not we will realize any long-term benefits associated with these strategic investments.

Global credit and financial market conditions could negatively impact the value of our current portfolio of cash equivalents or short-term investments and our ability to meet our financing objectives.

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or short-term investments since December 31, 2009, we cannot assure you that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or short-term investments or our ability to meet our financing objectives. Other-than-temporary declines in the market price and valuation of any of our short-term investments would require us to adjust the carrying value of the investment through an impairment charge.

Risks Related to Government Regulation and Litigation

We and our customers are subject to various government regulations, and we may incur significant expenses to comply with, and experience delays in our product commercialization as a result of, these regulations.

The FDA must approve certain in-vitro diagnostic products before they can be marketed in the United States. Certain in-vitro diagnostic products must also be approved by the regulatory agencies of foreign governments or jurisdictions before the product can be sold outside the United States. Commercialization of our and our collaborative partners’ in-vitro diagnostic products outside of the research environment may depend upon successful completion of clinical trials. Clinical development is a long, expensive and uncertain process and we do not know whether we, or any of our collaborative partners, will be permitted to undertake clinical trials of any potential in-vitro diagnostic products. It may take us or our collaborative partners many years to complete any such testing, and failure can occur at any stage. Delays or rejections of potential products may be encountered based on changes in regulatory policy for product approval during the period of product development and regulatory agency review. Moreover, if and when our projects reach clinical trials, we, or our collaborative partners, may decide to discontinue development of any or all of these projects at any time for commercial, scientific or other reasons. Any of the foregoing matters could have a material adverse effect on our business, financial condition and results of operations.

Many of our products are labeled for research only. Even when a product is exempted from FDA clearance or approval, the FDA may impose restrictions as to the types of customers to which we can market and sell our products. Such restrictions may materially and adversely affect our business, financial condition and results of operations.

The FDA, the U.S. Department of Health and Human Services and foreign government regulators are increasingly focused on genetic analysis tools, including the use of arrays that are labeled for research use only by cytogenetics labs, including labs certified under the Clinical Laboratory Improvement Amendments (“CLIA”). We cannot predict the extent of the FDA’s future efforts in regulation and policies with respect to the sale and use of arrays for the development of assays by CLIA laboratories, which are referred to as laboratory developed tests (“LDTs”). If new regulations restrict our customers’ development of LDTs using our products labeled for research use only, or if we otherwise are required to obtain FDA premarket clearance or approval prior to commercializing these products, our ability to generate revenue from the sale of our products may be delayed or otherwise adversely affected. Moreover, our failure to comply with governmental rules and regulations related to our products could cause us to incur significant adverse publicity, subject us to investigations and notices of non-compliance or lead to fines or restrictions upon our ability to sell our products.

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

We are currently collaborating with our partners to develop diagnostic and therapeutic products. The ability of our collaborators to commercialize such products may depend, in part, on the extent to which reimbursement for the cost of these products will be available under U.S. and foreign regulations that govern reimbursement for clinical testing services by government authorities, private health insurers and other organizations. In the United States, third-party payer price resistance, the trend towards managed health care and legislative proposals to reform health care or government insurance programs could reduce prices for health care products and services, adversely affect the profits of our customers and collaborative partners and reduce our future royalties.

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

Maintaining a strong patent position is critical to our business. Patent law relating to the scope of claims in the technology fields in which we operate is uncertain, so we cannot be assured the patent rights we have or may obtain will be valuable. Others have filed, and in the future are likely to file, patent applications that are similar or identical to ours or those of our licensors. To determine the priority of inventions, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office that could result in substantial costs in legal fees and could substantially affect the scope of our patent protection. We cannot be assured our patent applications will have priority over those filed by others. Also, our intellectual property may be subject to significant administrative and litigation proceedings such as opposition proceedings against our patents in Europe, Japan and other jurisdictions.

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

In addition to patent protection, we also rely upon copyright and trade secret protection, as well as non-disclosure agreements with our employees, consultants and third-parties, to protect our confidential and proprietary information. Such measures may not provide adequate protection for our proprietary information.

Litigation or other proceedings or third party claims of intellectual property infringement could require us to spend significant time and money and could prevent us from selling our products or services or impact our stock price.

Third parties have asserted and may in the future assert that we are employing their proprietary technology without authorization. We are currently engaged in litigation with third parties who allege that we have infringed their intellectual property rights. See “Item 8. Financial Statements and Supplementary Data—Note 13. Commitments and Contingencies” for further information.  In addition, we are aware of third-party patents that may relate to our technology. We routinely receive notices claiming infringement from third parties as well as invitations to take licenses under third party patents.

As we enter new markets, we expect that competitors will claim that our products infringe their intellectual property rights as part of business strategies designed to impede our successful entry into those markets. In addition, third parties may have obtained, and may in the future obtain, patents allowing them to claim that the use of our technologies infringes these patents. We could incur substantial costs and divert the attention of our management and technical personnel in defending ourselves against any of these claims. Any adverse ruling or perception of an adverse ruling in defending ourselves against these claims could have a material adverse impact on our stock price, which may be disproportionate to the actual import of the ruling itself. Furthermore, parties making claims against us may be able to obtain injunctive or other relief, which could block our ability to develop, commercialize and sell products, and could result in the award of substantial damages against us. In the event of a successful claim of infringement against us, we may be required to pay damages and obtain one or more licenses from third parties, or be prohibited from selling certain products. In addition, we may be unable to obtain these licenses at a reasonable cost, if at all. We could therefore incur substantial costs related to royalty payments for licenses obtained from third parties, which could negatively affect our gross margins. In addition, we could encounter delays in product introductions while we attempt to develop alternative methods or products. Defense of any lawsuit or failure to obtain any of these licenses on favorable terms could prevent us from commercializing products, and the prohibition of sale of any of our products could materially affect our ability to grow and maintain profitability.

Risks Related to Our Common Stock

The market price of our common stock has been volatile.

The market price of our common stock is volatile. During the twelve-month period ending December 31, 2009, the daily volume of our common stock fluctuated from 278,900 to 7,846,800 shares. Moreover, during that period, our common stock traded as low as $1.78 per share and as high as $10.06 per share. Our stock price may be affected by a number of factors, including those listed in these “Risk Factors” and other, unknown factors. Our stock price also may be affected by: comments by securities analysts regarding our business or prospects; our inability to meet analysts’ expectations; general fluctuations in the stock market, or in the stock prices of our industry peers or our customers; and, general conditions and publicity regarding the genomics, biotechnology, pharmaceutical or life science industries.

Volatility in the stock price of other companies often has led to securities class action litigation against those companies. Any future securities litigation against us could result in substantial costs and divert management’s attention and resources, which could seriously harm our business, financial condition and results of operations.

Our quarterly results have historically fluctuated significantly and may continue to do so. Failure to meet financial expectations may disappoint securities analysts or investors and result in a decline in our stock price.

Our revenues and operating results may fluctuate significantly due in part to factors that are beyond our control and which we cannot predict. The timing of our customers’ orders may fluctuate from quarter to quarter. Historically, we have experienced customer ordering patterns for instrumentation and consumables where the majority of the shipments occur in the last month of the quarter. These ordering patterns may limit management’s ability to accurately forecast our future revenues or product mix. Additionally, license revenue may also be unpredictable and may fluctuate due to the timing of payments of non-recurring licensing fees. Because our expenses are largely fixed in the short to medium term, any material shortfall in revenues may cause us to experience material losses.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our corporate headquarters is located in Santa Clara, California, where we lease approximately 200,000 square feet. Our manufacturing facilities are located in Singapore and Cleveland, Ohio, where we lease approximately 150,000 square feet and 53,000 square feet, respectively. We also lease approximately 275,000 square feet of administrative and research and development space in California (Emeryville, Fremont and Sunnyvale), Ohio (Cleveland), Massachusetts (Bedford), China (Shanghai), Germany (Staufen), Japan (Osaka and Tokyo) and the United Kingdom (Wooburn Green). Additionally, as discussed in detail in “Item 8. Financial Statements and Supplementary Data—Note 3. Restructuring”, we own a 170,000 square foot facility in the West Sacramento but have vacated the space and moved all of our manufacturing activities to Singapore and Ohio. The West Sacramento facility is currently vacant. We believe that our existing properties are in good condition and are suitable for the conduct of our business.

ITEM 3.  LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in “Item 8. Financial Statements and Supplementary Data—Note 13. Commitments and Contingencies” of this Annual Report on Form 10-K, and is incorporated by reference herein.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the year ended December 31, 2009.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Select Market under the symbol of AFFX. The following table sets forth on a per share basis, for the periods indicated, the low and high closing prices of our common stock as reported by the Nasdaq Global Select Market.

	Low	High
2009
First Quarter	$1.78	$4.06
Second Quarter	$3.23	$6.82
Third Quarter	$5.04	$9.50
Fourth Quarter	$4.69	$9.83
2008
First Quarter	$15.75	$23.76
Second Quarter	$10.06	$17.89
Third Quarter	$7.38	$10.72
Fourth Quarter	$2.16	$7.81

As of February 22, 2010, there were approximately 356 holders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company (“DTC”). All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and therefore are considered to be held of record by Cede & Co. as one shareholder.

No cash dividends have been paid on our common stock. We currently intend to retain all future earnings, if any, for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

No equity securities were sold during 2009 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). We did not repurchase any shares of our common stock during the fourth quarter of 2009.

For information regarding compensation plans under which equity securities were authorized for issuance, see the section of the Proxy Statement to be filed in connection with our 2010 Annual Meeting of Shareholders entitled “Stock Ownership of Principal Stockholders and Management,” incorporated by reference into Item 11 of this Annual Report on Form 10-K.

Performance Graph

The graph below compares the cumulative total return* on our common stock for the period commencing on December 31, 2004 and ending December 31, 2009 compared to the CRSP Total Return Index for the Nasdaq National Market (U.S. companies) and the CRSP Total Return Index for the Nasdaq Pharmaceutical Stocks (SIC 283). The stock price performance shown on the graph below is not necessarily indicative of future price performance.

*
Assumes $100 invested on December 31, 2004 in our common stock and in each index listed above. The total return for our common stock and the indices used assumes the reinvestment of dividends, even though dividends have never been declared on our common stock.

The information under the caption “Performance Graph” is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any filing of Affymetrix under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (the “Exchange Act”), whether made before or after the date of this Annual Report on Form 10-K and irrespective of any general incorporation language in such filings.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected historical consolidated financial information has been derived from our audited consolidated financial statements. The information below is not necessarily indicative of our future results of operations and should be read in conjunction with Item 1A, “Risk Factors,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K in order to fully understand the factors that may affect the comparability of the information presented below:

	Year Ended December 31,
	2009	2008	2007	2006	2005
Consolidated Statement of Operations Data:	(in thousands, except per share amounts)
Total revenue	$327,094	$410,249	$371,320	$355,317	$367,602
(Loss) income from operations	(33,158)	(242,539)	6,080	(18,545)	57,413
Net (loss) income (1)	$(23,909)	$(307,919)	$12,593	$(13,704)	$65,787
Basic net (loss) income per common share	$(0.35)	$(4.49)	$0.18	$(0.20)	$1.03
Diluted net (loss) income per common share	$(0.35)	$(4.49)	$0.17	$(0.20)	$0.96

Consolidated Balance Sheet Data:
Cash, cash equivalents, and available-for-sale securities	$346,574	$397,739	$584,274	$247,752	$284,932
Working capital	345,486	420,768	583,067	290,302	349,679
Total assets (2)	630,950	713,310	1,133,591	781,215	775,094
Long-term obligations (3), (4)	261,394	330,896	451,143	134,662	139,790

(1)
In the second quarter of 2009, we recognized a gain of $17.4 million as a result of the $69.1 million repurchase of our 3.50% senior convertible notes which is presented in a single line item labeled “Gain from repurchase of convertible notes” in our Consolidated Statements of Operations. See (4) for further details.

In the fourth quarter of 2008, we recognized a goodwill impairment charge of $239.1 million that was presented in a single line item labeled “Goodwill impairment charges” in our Consolidated Statements of Operations as well as an income tax provision of $65.9 million primarily resulting from a full valuation allowance recorded against all U.S. deferred tax assets.

Additionally, we recognized approximately $2.2 million, $43.7 million and $15.3 million in 2009, 2008 and 2007, respectively, of expense related to our restructuring plans that was presented in a single line item labeled “Restructuring charges” in our Consolidated Statements of Operations.

(2)
On October 21, 2005, we completed the $122.4 million acquisition of ParAllele BioScience, Inc. (“ParAllele”), a provider of comprehensive genetic discovery solutions to the life science research, pharmaceutical and diagnostic sectors.

In 2008, we completed the acquisitions of USB Corporation (“USB”), True Materials, Inc. (“TMI”), and Panomics, Inc. for an aggregate of approximately $163.0 million.

(3)	In November 2007, we issued $316.3 million principal amount of 3.50% senior convertible notes.
(4)
In June 2009, we repurchased approximately $69.1 million aggregate principal amount of our 3.50% convertible notes for cash consideration of $50.6 million, including accrued interest and transactions costs.

In December 2008, a total of $119.9 million aggregate principal amount of our 0.75% senior convertible notes was redeemed for cash as investors exercised their put right. We repurchased an additional $0.1 million in 2009.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this document.

The purpose of the following discussion and analysis is to provide an overview of the business to help facilitate an understanding of significant factors influencing our historical operating results, financial condition and cash flows and also to convey our expectations of the potential impact of known trends, events, or uncertainties that may impact our future results. The discussion and analysis in this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, strategies, objectives, expectations, intentions and adequacy of resources. Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward looking statements. Words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project” or similar words or phrases, or the negatives of these words, may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward looking. Examples of forward-looking statements include, among others, statements regarding the integration of our acquired technologies with our existing technology, the commercial launch of new products and the duration which our existing cash and other resources is expected to fund our operating activities. This discussion should be read in conjunction with the other sections of this Annual Report on Form 10-K, including “Item 1: Business”; “Item 1A: Risk Factors”; “Item 6: Selected Financial Data”; and “Item 8: Financial Statements and Supplementary Data.”

Overview

We develop, manufacture and sell products and services for genetic analysis to the life science research and clinical healthcare markets. Researchers around the world use our technology to better understand the role that genes play in disease, the effectiveness and safety of therapies and many other biological factors that affect human well-being. We sell our products to some of the world’s largest pharmaceutical, diagnostic and biotechnology companies, as well as leading academic, government and not-for profit research institutions. More than 21,000 peer-reviewed papers have been published based on work using our products. We have approximately 1,000 employees worldwide and maintain sales and distribution operations across the United States, Europe and Asia.

We offer a comprehensive line of products for two principal applications: genotyping and gene expression. The majority of our product sales consist of sales of instruments and related consumables. Our GeneChip® and GeneTitan® families of products are whole systems that include instruments, consumables and software. We recently re-engineered our platform and launched our GeneTitan® family of products. Our GeneChip® instruments run arrays packaged in cartridges and our GeneTitan® instrument runs arrays packaged in a peg format for automated high throughput processing.

Through our acquisition of USB, we now offer a range of reagent kits that are compatible with our platforms as well as the products of other vendors. Through our acquisition of Panomics, we offer a variety of low-to mid-plex assays for gene expression.

Our objective is to be the leading provider of genotyping and gene expression products for the analysis of genetic variation. The key elements of our strategy are:

Expanding into new markets. Our goal is to generate top-line revenue growth by successfully commercializing our technologies and expanding our customer base, including by leveraging our established and newly acquired technologies to enter new markets. We believe that we can expand our position in the genotyping market with our new AxiomTM Genotyping Solution. We believe that this market will continue to be one of the most attractive growth opportunities in life sciences and new content packaged in versatile formats will drive growth. Other opportunities include emerging cytogenetic and copy number diagnostics and our Drug Metabolizing Enzymes and Transporters product, which we believe addresses a significant unmet need of our pharmaceutical partners. We see opportunities in applications that are downstream from genome-wide analysis, particularly in validation and routine testing where our QuantiGene line of products is used for biomarker validation.

Re-engineering our technology platform. We intend to combine automated instrumentation, powerful new biological assays, and new array designs and content to significantly expand our product line. The new GeneTitan® System, our next generation mid-to-high end instrumentation platform enables significantly increased efficiency and throughput for researchers conducting array-based experiments. This fully automated solution enables higher data quality by removing or minimizing many of the sources of variation in the laboratory. We expect to commercially release GeneAtlasTM in 2010, targeted at new and novice users of microarray technology. With these instruments we also introduced an alternative format, the peg array plate, to our cartridge-based consumables. We intend to provide an expanded menu of gene expression and genotyping applications for our peg array plates.

Improve operating leverage. We expect to see positive operating income in fiscal 2010 as we continue to control costs and work to generate increased revenues. In 2009, we completed a restructuring plan designed to optimize our production capacity and cost structure to enable us to decrease our cost of manufacturing and operating expenses by moving our probe array manufacturing to our Singapore facility, consolidating our reagent manufacturing to our Cleveland facility and outsourcing our instrument manufacturing operations. Additionally, our new peg array plate formats have lower manufacturing costs than the cartridge-based formats. We also expect to incur lower operating expenses as we fully integrate our acquisitions of USB and Panomics and complete the re-engineering of our technology platform.

CRITICAL ACCOUNTING POLICIES & ESTIMATES

General
The following section of Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“US GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are fully described in “Item 8. Financial Statements and Supplementary Data—Note 2. Summary of Significant Accounting Policies”. However, certain accounting policies are particularly important to the reporting of our financial position and results of operations and require the application of significant judgment by our management. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Management believes the following critical accounting policies reflect its more significant estimates and assumptions used in the preparation of the consolidated financial statements.

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

ACCOUNTS RECEIVABLE

We evaluate the collectability of our trade receivables based on a combination of factors. We regularly analyze our significant customer accounts, and, when we become aware of a specific customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position, we record specific bad debt allowances to reduce the related receivable to the amount we reasonably believe is collectible. We also record allowances for bad debt on a small portion of all other customer balances based on a variety of factors, including the length of time the receivables are past due, the financial health of the customer, both current and forward-looking, macroeconomic considerations and historical experience. If circumstances related to specific customers change, our estimates of the recoverability of receivables could be further adjusted.

INVENTORIES

We enter into inventory purchases and commitments so that we can meet future shipment schedules based on forecasted demand for our products. The business environment in which we operate is subject to rapid changes in technology and customer demand. We perform a detailed assessment of inventory each period, which includes a review of, among other factors, demand requirements, product life cycle and development plans, component cost trends, product pricing, product expiration and quality issues. Based on this analysis, we record adjustments to inventory for potentially excess, obsolete or impaired goods, when appropriate, in order to report inventory at net realizable value. Revisions to our inventory adjustments may be required if actual demand, component costs, supplier arrangements, or product life cycles differ from our estimates. Any such adjustments or revised adjustments could result in a change to our results of operations.

NON-MARKETABLE EQUITY SECURITIES

As part of our strategic efforts to gain access to potential new products and technologies, we invest in equity securities of certain private biotechnology companies. These investments are included in other assets in our Consolidated Balance Sheets and are carried at cost. We also invest in a limited partnership investment fund that is accounted for under the equity method. We periodically review our investments for impairment; however, the impairment analysis requires significant judgment in identifying events or circumstances that would likely have significant adverse effect on the fair value of the investment. The analysis may include assessment of the investee’s (i) revenue and earnings trend, (ii) business outlook for its products and technologies, (iii) liquidity position and the rate at which it is using its cash, and (iv) likelihood of obtaining subsequent rounds of financing. If an investee obtains additional funding at a valuation lower than our carrying value, we presume that the investment is other than temporarily impaired. We have experienced impairments in our portfolio due to the decline in the value of certain of our non-marketable investments over the past few years.

GOODWILL AND ACQUIRED TECHNOLOGY RIGHTS

Goodwill represents the difference between the purchase price and the estimated fair value of the identifiable net assets acquired arising from business combinations. Goodwill is assessed for impairment at least annually or whenever changes in circumstances indicate that the carrying amount may not be recoverable from estimated future cash flows. Factors that may be considered a change in circumstance indicating the carrying value of our intangible assets, including goodwill, may not be recoverable include, but are not limited to, significant underperformance relative to historical or projected future operating results, a significant decline in our stock price and market capitalization, and negative industry or economic trends. Any excess of the carrying value of the goodwill over the implied fair value of the goodwill will be recorded as an impairment loss.

In 2008, as a result of our annual impairment test, we determined that all remaining goodwill derived from our acquisitions was impaired. We recorded a goodwill impairment charge of $239.1 million in the line labeled “Goodwill impairment charges” in the Consolidated Statements of Operations during the year ended December 31, 2008. Refer to “Item 8. Financial Statements and Supplementary Data—Note 10. Goodwill and Acquired Technology Rights” for further information.

Acquired technology rights are carried at cost less accumulated amortization and are comprised of licenses to technology covered by patents held by third parties or acquired by the Company. Amortization is computed over the estimated useful life of the underlying patents, which historically has ranged from one to thirteen years. Purchased intangible assets other than goodwill are amortized over their useful lives. We performed an impairment analysis on our identified intangible assets and determined that there were no indicators of impairment as of December 31, 2009. In 2008, we recognized an impairment loss on acquisition-related intangible assets of $5.5 million of which $1.9 million was included as a component of “Cost of product sales”, $3.2 million was included as a component of “Research and development”, and $0.4 million was included as a component of “Selling, general and administration” expenses in the Consolidated Statements of Operations for the year ended December 31, 2008. Refer to “Item 8. Financial Statements and Supplementary Data—Note 10. Goodwill and Acquired Technology Rights” for further information.

The determination as to whether a write-down of goodwill and other intangible assets, including acquired technology rights, is necessary, involves significant judgment based on short-term and long-term projections of our operations. The assumptions supporting the estimated future cash flows of the reporting unit, including profit margins, long-term forecasts of the amounts and timing of overall market growth and our percentage of that market, discount rates and terminal growth rates, reflect our best estimates.

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets and certain identifiable intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. For the years ended December 31, 2009 and 2008, the Company determined that the carrying value of its capitalized software exceeded its net realizable value by $1.0 million and $2.3 million, respectively, and recorded the impairment charges as a component of “Cost of product sales” in the Consolidated Statements of Operations. Refer to “Item 8. Financial Statements and Supplementary Data—Note 2, Summary of Significant Accounting Policies – Software Development Costs” for further information. In connection with the Company’s restructuring activities in 2008, the Company wrote-down the value of certain of its property and equipment by approximately $36.9 million which was included as a component of “Restructuring charges” in the Consolidated Statement of Operations for the year ended December 31, 2008. Refer to “Item 8. Financial Statements and Supplementary Data—Note 3. Restructuring” for further information.

INCOME TAXES

Income tax expense is based on pretax financial accounting income. Under the asset and liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We must assess the likelihood that the resulting deferred tax assets will be realized. To the extent we believe that realization is not more likely than not, we establish a valuation allowance. Significant estimates are required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance to be recorded against our deferred tax assets. Some of these estimates are based on interpretations of existing tax laws or regulations. We believe that our estimates are reasonable and that our reserves for income tax related uncertainties are adequate. Various internal and external factors may have favorable or unfavorable effects on our future effective tax rate. These factors include, but are not limited to, changes in overall levels, character, or geographical mix of pretax earnings, changes in tax laws, regulations and/or rates, changing interpretations of existing tax laws or regulations, changes in the valuation of our deferred tax assets or liabilities, future levels of research and development spending, nondeductible expenses, and ultimate outcomes of income tax audits.

The total amount of unrecognized tax benefits as of December 31, 2009 was approximately $19.9 million. If recognized, the amount of unrecognized tax benefits that would impact income tax expense is $2.1 million. As of December 31, 2009, we do not anticipate any material changes to the amount of unrecognized tax benefit during the next twelve months.

We classify interest and penalties related to tax positions as components of income tax expense. For the year ended December 31, 2009, the amount of accrued interest and penalties related to tax uncertainties was approximately $0.1 million for a total cumulative amount of $0.4 million of non-current income taxes payable as of December 31, 2009.

We file U.S. federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 1992 through 2009 tax years generally remain subject to examination by federal and state tax authorities. In significant foreign jurisdictions, the 2006 through 2009 tax years generally remain subject to examination by their respective tax authorities.

CONTINGENCIES

We are subject to legal proceedings principally related to intellectual property matters. Based on the information available at the balance sheet dates, we assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. If losses are probable and reasonably estimable, we will record a reserve which may change in the future due to new developments in each matter.

ACCOUNTING FOR STOCK-BASED COMPENSATION

We account for employee stock-based compensation by estimating the fair value of our employee stock awards at the date of grant using the Black-Scholes option-pricing model, which requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates of the expected term, volatility and forfeiture rates of the awards. The expected stock price volatility assumption was determined using a combination of historical and implied volatility of our common stock. We determined that blended volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility. The estimate of these key assumptions is based on historical information and judgment regarding market factors and trends. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, we are likely to change our valuation assumptions used to value employee stock-based awards granted in future periods.

US GAAP requires that employee stock-based compensation costs be recognized over the requisite service period, or the vesting period, in a manner similar to all other forms of compensation paid to employees. Accordingly, in 2009, we recognized employee stock-based compensation of $11.1 million, which consisted of $1.7 million in cost of product sales, $2.2 million in research and development expense and $7.2 million in selling, general and administrative expenses. As of December 31, 2009, $23.0 million of total unrecognized compensation cost related to non-vested employee stock awards not yet recognized is expected to be allocated to cost of products sales and operating expenses over a weighted-average period of 2.8 years.

RESTRUCTURING

In recent years we engaged in restructuring actions, which require management to utilize significant estimates related to expenses for severance and other employee separation costs, lease cancellation, realizable values of assets that may become duplicative or obsolete, and other exit costs. If the actual amounts differ from our estimates, the amount of the restructuring charges could be materially impacted. Refer to “Item 8. Financial Statements and Supplementary Data—Note 3. Restructuring” for further information.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification ("FASB ASC") as the source of authoritative accounting principles recognized by the FASB.  The FASB will issue new standards in the form of Accounting Standards Updates ("FASB ASUs"). FASB ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and therefore is effective for us in the third quarter of fiscal 2009. The issuance of FASB ASC does not change US GAAP and therefore the adoption of FASB ASC only affects the specific references to US GAAP literature in the notes to our consolidated financial statements.

In February 2010, the FASB issued FASB ASU 2010-09, Subsequent Events, Amendments to Certain Recognition and Disclosure Requirements, which clarifies certain existing evaluation and disclosure requirements in ASC 855 related to subsequent events. FASB ASU 2010-09 requires SEC filers to evaluate subsequent events through the date in which the financial statements are issued and is effectively immediately. The new guidance does not have an effect on our consolidated results of operations and financial condition.

In January 2010, the FASB issued FASB ASU 2010-06, Improving Disclosures about Fair Value Measurements which clarifies certain existing disclosure requirements in ASC 820 as well as requires disclosures related to significant transfers between each level and additional information about Level 3 activity. FASB ASU 2010-06 begins phasing in the first fiscal period after December 15, 2009. The Company is currently assessing the impact on our consolidated results of operations and financial condition.

In October 2009, the FASB issued FASB ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force.” This standard provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will adopt this guidance from January 1, 2010. The Company has assessed the impact of adoption and it is not expected to have a material effect on our consolidated results of operations and financial condition.

In August 2009, the FASB issued FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value. This standard provides authoritative guidance related to measuring liabilities at fair value when quoted prices in an active market for identical liabilities are not available. FASB ASU 2009-05 clarifies the concept that a fair value measurement should be based on hypothetical transfer at the measurement date, even for liabilities that are generally never transferred, but are settled directly with the creditor. Quoted prices of similar liability or of the liability when it is traded as an asset should also be considered when determining the liability’s fair value. The provisions of FASB ASU 2009-05 were effective for the year ended December 31, 2009 and did not have an effect on our consolidated results of operations and financial condition.

In June 2009, the FASB issued guidance which amends certain FASB ASC concepts related to consolidation of variable interest entities (“VIE”). Among other accounting and disclosure requirements, this guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. The primary beneficiary assessment must be performed on a continuous basis.  It also requires additional disclosures about an entity’s involvement with a VIE, restrictions on the VIE’s assets and liabilities that are included in the reporting entity’s consolidated balance sheet, significant risk exposures due to the entity’s involvement with the VIE, and how its involvement with a VIE impacts the reporting entity’s consolidated financial statements. The Company will adopt this guidance from January 1, 2010 and does not expect it to have a significant effect on our consolidated results of operations and financial condition.

RESULTS OF OPERATIONS

The following discussion compares the historical results of operations for the years ended December 31, 2009, 2008 and 2007.

PRODUCT SALES (in thousands, except percentage amounts)

The components of product sales are as follows (in thousands, except percentage amounts):

				Dollar		Percentage
	Year ended December 31,			change from		change from
	2009	2008	2007	2008	2007	2008	2007
Consumables	$255,660	$248,903	$253,150	$6,757	$(4,247)	3%	(2)%
Instruments	23,526	21,489	38,678	2,037	(17,189)	9	(44)
Total product sales	$279,186	$270,392	$291,828	$8,794	$(21,436)	3	(7)

Total product sales increased $8.8 million or 3% in 2009 as compared to 2008. Consumables sales increased as a result of a higher volume of sales of our RNA analysis chips and additional revenues from our acquisition of Panomics in December 2008. This was partially offset by a decline in volume of our DNA analysis chips and lower overall average selling prices, partially due to a shift in product mix to lower-priced products. Additionally, instruments revenue increased due to the introduction of the GeneTitan® family of products in 2009. In constant currency terms, 2009 was positively impacted by $2.1 million as compared to 2008.

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

Consumables sales for the years ended December 31, 2008 and 2007 include $0.8 million and $12.0 million, respectively, of revenue from Perlegen Sciences, Inc. (“Perlegen”), a related party. There was no revenue from Perlegen in 2009.

SERVICES (in thousands, except percentage amounts)

				Dollar		Percentage
	Year ended December 31,			change from		change from
	2009	2008	2007	2008	2007	2008	2007
Services	$39,563	$32,096	$38,074	$7,467	$(5,978)	23%	(16)%

Total services revenue increased in 2009 as compared to 2008 primarily due to the growth in our scientific services business associated with several genotyping projects, including Wellcome Trust Case Consortium and the National Institutes of Health. These projects began in the fourth quarter of 2008 and were substantially completed in the fourth quarter of 2009. We currently have not entered into any other significant contracts for other projects. In constant currency terms, 2009 was positively impacted by $2.3 million as compared to 2008.

Total services revenue decreased in 2008 as compared to 2007 primarily due to a decrease of $7.9 million in our genotyping services business because of the variable timing of projects, partially offset by an increase of $1.9 million in instrument service revenue.

ROYALTY AND OTHER REVENUE (in thousands, except percentage amounts)

				Dollar		Percentage
	Year ended December 31,			change from		change from
	2009	2008	2007	2008	2007	2008	2007
Royalties and other revenue	$8,345	$107,761	$41,418	$(99,416)	$66,343	(92)%	160%

Royalties and other revenue decreased in 2009 as compared to 2008 primarily due to a non-recurring $90 million intellectual property payment received in January 2008. Additionally, research revenue decreased by $4.1 million in 2009 as compared to 2008 as National Institutes of Health grants expired in 2009. In constant currency terms, 2009 was positively impacted by less than $0.1 million as compared to 2008.

Royalties and other revenue increased in 2008 as compared to 2007 primarily due to a non-recurring $90 million intellectual property payment received in January 2008, partially offset by higher license and grant revenue recognized in 2007. In January 2003, under the terms of an expanded collaboration agreement, Roche paid us an access fee of $70 million, which we recognized as a component of product related revenue in license fees on a straight-line basis over the research and development period of approximately five years. The amortization of this access fee was completed in 2007.

PRODUCT AND SERVICES GROSS MARGINS (in thousands, except percentage amounts)

				Dollar/Point
	Year ended December 31,			change from
	2009	2008	2007	2008	2007
Total gross margin on product sales	$152,809	$143,483	$182,944	$9,326	$(39,461)
Total gross margin on services	15,683	6,975	8,472	8,708	(1,497)

Product gross margin as a percentage of products sales	55%	53%	63%	2	(10)
Service gross margin as a percentage of services	40%	22%	22%	18	-

The increase in product gross margin in 2009 as compared to 2008 is primarily due to favorable factory utilization from higher production volumes in arrays as a result of the plant consolidation to Singapore in 2009. These increases were partially offset by an unfavorable shift from higher margin array products to lower margin reagent products.

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

Gross margin on product sales for the years ended December 31, 2008 and 2007 includes $0.4 million and $7.3 million, respectively, of gross margin from Perlegen. There was no gross margin impact from Perlegen in 2009.

Service gross margin increased in 2009 as compared to 2008 by 18 percentage points primarily due to the higher revenues in scientific services from the Wellcome Trust Case Consortium project.

RESEARCH AND DEVELOPMENT EXPENSES (in thousands, except percentage amounts)

				Dollar		Percentage
	Year ended December 31,			change from		change from
	2009	2008	2007	2008	2007	2008	2007
Research and development	$77,358	$84,482	$72,740	$(7,124)	$11,742	(8)%	16%

The decrease in research and development expenses in 2009 of $7.1 million as compared to 2008 was primarily due to decreased spending for consulting and purchased services as grant research projects were completed during the year. Masks, chips and supplies also decreased as certain products were commercialized in 2009. Additionally, we recognized an intangible asset impairment charge of $3.2 million in 2008. The decrease during 2009 was partially offset by an increase in headcount-related expenses and variable compensation.

The increase in research and development expenses in 2008 as compared to 2007 was primarily due to higher headcount related expenses and increased spending for supplies and outside services. Also included in 2008 is an asset impairment charge of $3.2 million.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (in thousands, except percentage amounts)

				Dollar		Percentage
	Year ended December 31,			change from		change from
	2009	2008	2007	2008	2007	2008	2007
Selling, general and administrative	$130,838	$127,161	$138,488	$3,677	$(11,327)	3%	(8)%

The increase in selling, general and administrative expenses in 2009 of $3.7 million as compared to 2008 was primarily due to increases of $1.6 million in compensation and benefits expense, including commissions and variable compensation expenses, $3.4 million in legal expenses primarily resulting from increased litigation during the year, and $1.5 million in depreciation and amortization expense from intangible assets related to the Panomics acquisition. These increases were partially offset by decreases of $1.3 million from consulting and purchased services, due to lower advertising and travel expenses, and $1.4 million from headcount-related expenses in 2009 compared to 2008.

The decrease in selling, general and administrative expenses in 2008 as compared to 2007 was primarily due to a decrease in bonus and sales incentive based payments plus lower stock- based compensation expense.

ACQUIRED IN-PROCESS TECHNOLOGY (in thousands, except percentage amounts)

				Dollar		Percentage
	Year ended December 31,			change from		change from
	2009	2008	2007	2008	2007	2008	2007
Acquired in-process technology	$-	$6,200	$-	$(6,200)	$6,200	(100)%	100%

In 2008, for each of the three acquisitions we made, USB, TMI and Panomics, we recognized the estimated fair value of certain research and development programs in-process that had not yet reached technological feasibility and had no alternative future use, totaling $0.8 million, $5.1 million and $0.3 million, respectively. The fair values of these projects were determined using the income approach whereby we estimated each project’s related future net cash flows. We used a discount rate based on our estimated weighted average cost of capital, adjusted upward for the risks associated with the projects acquired. The projected cash flows from the acquired projects were based on estimates of revenues and operating profits related to the projects of each acquired company considering the stage of development of each potential product acquired, the time and resources needed to complete the development and approval of each product, the life of each potential commercialized product and the inherent difficulties and uncertainties in developing products and services based on complex genetic technologies and biochemical processes.

The largest research and development program in-process at the acquisition date primarily was the microRNA profiling project undertaken by TMI. The fair value of this project was determined using the income approach whereby we estimated the project’s related future net cash flows between 2009 and 2015 and discounted them to their present value using a risk adjusted discount rate of approximately 30%. We used a discount rate based on our estimated weighted average cost of capital, adjusted upward for the risks associated with the project acquired. We completed this project in fiscal 2009.

RESTRUCTURING (in thousands, except percentage amounts)

				Dollar		Percentage
	Year ended December 31,			change from		change from
	2009	2008	2007	2008	2007	2008	2007
Restructuring	$2,180	$43,707	$15,296	$(41,527)	$28,411	(95)%	186%

In 2006, 2007 and 2008, we initiated restructuring plans designed to improve our operating leverage and completed them in 2009. The effects of these restructuring plans on our results of operations are discussed below.

Fiscal 2008 Restructuring Plan

In February 2008, we committed to a restructuring plan (the “2008 Plan”) to close our West Sacramento manufacturing facility after which all of our products will be manufactured at our Singapore and Ohio facilities, as well as by third parties. We completed the closure of the West Sacramento facility during the second quarter of 2009.

The cash outlays incurred in connection with the 2008 Plan were approximately $8.2 million which consisted primarily of employee severance. During the years ended December 31, 2009 and 2008, we recognized approximately $2.4 million and $5.8 million, respectively, of expense for employee termination benefits associated with the 2008 Plan and $(0.2) million and $37.1 million, respectively, of non-cash credits and charges related to the abandonment and impairment of certain manufacturing assets such as a building, leasehold improvements and mask aligners and synthesizer equipment utilized in the manufacturing of probe arrays. These expenses are presented as a component of “Restructuring charges” in our Consolidated Statements of Operations.

In addition to the $45.1 million of restructuring costs noted above, we expect to incur a total of approximately $18.1 million of restructuring related costs that are included as a component of “Cost of product sales” in our Consolidated Statements of Operations. Of this total, $13.9 million related to accelerated depreciation charges associated with the continued use of certain long-lived manufacturing assets and $4.2 million related to manufacturing transition and other costs. As of December 31, 2009, we have incurred $17.4 million of these costs which was recorded to “Cost of product sales.”

Fiscal 2007 Restructuring Plan

In July 2007, we announced that we were consolidating an administrative facility located in Sunnyvale, California into our main campus in Santa Clara, California (the “2007 Plan”). Additionally, in August and December 2007, we terminated certain employees in the research and development and selling, general and administrative functions. The Sunnyvale, California facility was vacated during the fourth quarter of 2007. The cash outlays incurred in connection with these restructuring activities were approximately $4.6 million. During the years ended December 31, 2009 and 2008, the expenses recognized that were associated with the 2007 Plan were not material. During the year ended December 31, 2007, we recognized approximately $4.2 million of expense primarily related to employee termination benefits and contract termination costs associated with the 2007 Plan. These expenses are presented as a component of “Restructuring charges” in our Consolidated Statements of Operations. As of December 31, 2009, we have incurred the majority of the costs related to the 2007 Plan except for the remaining contract termination costs of less than $0.1 million.

Fiscal 2006 Restructuring Plan

In 2006, we initiated a restructuring plan (the “2006 Plan”) to better align certain of our expenses with our current business outlook. Our primary focus of the 2006 Plan was in the general and administrative functions and included rationalizing our facilities. Cash outlays incurred in connection with these restructuring activities were approximately $16.8 million. During the years ended December 31, 2009 and 2008, the amount of expense recognized associated with the 2006 Plan was not material. During the year ended December 31, 2007, we recognized approximately $11.1 million of expense primarily related to employee termination benefits and contract termination costs associated with the 2006 Plan. These expenses are presented as a component of “Restructuring charges” in our Consolidated Statements of Operations. As of December 31, 2009, we have incurred the majority of the costs related to the 2006 Plan except for the remaining contract termination costs of approximately $0.3 million.

GOODWILL IMPAIRMENT CHARGES (in thousands, except percentage amounts)

				Dollar		Percentage
	Year ended December 31,			change from		change from
	2009	2008	2007	2008	2007	2008	2007
Goodwill impairment charges	$(450)	$239,098	$-	$(239,548)	$239,098	(100)%	100%

In the fourth quarter of 2008, we determined that goodwill was permanently impaired and its carrying amount was not recoverable from estimated future cash flows based on the continued decline in our stock price throughout 2008 and other conditions in our business, including decreases in our actual revenues as compared to our forecasted revenues and additional restructuring activities. We recognized an impairment charge of $239.1 million to write off our entire goodwill balance as of December 31, 2008. In 2009, we received payment on a claim to recover approximately $0.5 million from the USB acquisition indemnity escrow for certain tax liabilities that were not recognized, and recorded it as a partial recovery of the goodwill impairment charges.

INTEREST INCOME AND OTHER, NET (in thousands, except percentage amounts)

The components of interest income and other, net, are as follows:

				Dollar		Percentage
	Year ended December 31,			change from		change from
	2009	2008	2007	2008	2007	2008	2007
Interest income	$4,455	$14,579	$13,812	$(10,124)	$767	(69)%	6%
Realized (loss) gain on equity investments, net	(916)	1,201	1,273	(2,117)	(72)	(176)	(6)
Currency (loss) gain, net	(2,800)	(2,188)	276	(612)	(2,464)	28	(893)
Other	1,850	1,037	59	813	978	78	1,658
Total interest income and other, net	$2,589	$14,629	$15,420	$(12,040)	$(791)	(82)	(5)

Interest income and other, net decreased in 2009 as compared to 2008 primarily due to the $10.1 million decrease in interest income resulting from lower average cash and investment balances combined with lower effective interest rates in 2009 compared to 2008. Realized (losses) gain on equity investments decreased by $2.1 million, net, primarily due to a $1.1 million other-than-temporary impairment we recognized in our nonmarketable securities portfolio in 2009 compared to none recognized in 2008. Additionally, we realized gains of $0.4 million on our equity investments in fiscal year 2009 compared to $1.4 million in fiscal year 2008.

Interest income and other, net decreased in 2008 as compared to 2007 primarily due to the recognition of $2.2 million in foreign currency losses and the recognition of a $6.0 million net gain on an equity investment in 2007. This decrease was partially offset by an increase in other income and interest earned on our higher average total cash balances.

INTEREST EXPENSE (in thousands, except percentage amounts)

				Dollar		Percentage
	Year ended December 31,			change from		change from
	2009	2008	2007	2008	2007	2008	2007
Interest expense	$10,945	$14,091	$3,218	$(3,146)	$10,873	(22)%	338%

Interest expense decreased in 2009 as compared to 2008 primarily due to lower aggregate principal balance of the senior convertible notes resulting from our repurchases of $69.1 million in aggregate principal amount of our 3.50% senior convertible notes in the second quarter of 2009 and $119.9 million in aggregate principal amount of our 0.75% senior convertible notes in the fourth quarter of 2008.

Interest expense increased in 2008 as compared to 2007 as we began recognizing interest expense on our 3.50% senior convertible notes issued in November 2007.

INCOME TAX (BENEFIT) PROVISION (in thousands, except percentage amounts)

				Dollar		Percentage
	Year ended December 31,			change from		change from
	2009	2008	2007	2008	2007	2008	2007
Income tax (benefit) provision	$(158)	$65,918	$5,689	$(66,076)	$60,229	(100)%	1,059%

The income tax benefit in 2009 was approximately $0.2 million, which consisted of foreign taxes and state taxes offset by a federal refundable alternative minimum tax credit and research tax credit. The provision for income taxes in 2008 was approximately $65.9 million, which consisted of foreign taxes, state taxes and the establishment of a full valuation allowance against our U.S. deferred tax assets, net of reserves for uncertain tax positions. The provision for income taxes in 2007 was approximately $5.7 million, which consisted of federal, state and foreign taxes offset by federal and state research tax credits.

Deferred tax assets are recognized if realization of such assets is more likely than not. As of December 31, 2009, we provided for a valuation allowance of $139.3 million against our net deferred tax assets. As a result of negative evidence based on our cumulative net loss position, we have placed a full valuation allowance on U.S. deferred tax assets, net of reserves for uncertain tax positions. We intend to maintain the valuation allowance until sufficient positive evidence exists to assure realization of these tax benefits through future taxable income.

As of December 31, 2009, the Company had total net operating loss carryforwards of $242.2 million, comprised of $134.9 million for U.S. federal purposes, which expire in the years 2020 through 2029 if not utilized, and $107.3 million for state purposes, the majority of which expire in the years 2011 through 2029 if not utilized. Utilization of net operating loss carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation may result in the expiration of the net operating loss before utilization.

LIQUIDITY AND CAPITAL RESOURCES

Cashflow (in thousands)

	Year ended December 31,
	2009	2008	2007
Net cash provided by operating activities	$9,327	$83,511	$32,336
Net cash used in investing activities	(7,190)	(151,062)	(194,096)
Net cash (used in) provided by financing activities	(50,073)	(108,185)	330,930
Effect of foreign currency translation on cash and cash equivalents	286	384	411
Net (decrease) increase in cash and cash equivalents	$(47,650)	$(175,352)	$169,581

Net Cash Provided by Operating Activities

Cash provided by operating activities is net (loss) income adjusted for certain non-cash items and changes in operating assets and liabilities. For the year ended December 31, 2009, cash provided by operating activities was comprised of a net loss of $23.9 million and non-cash charges that included depreciation and amortization of $45.1 million, stock-based compensation expense of $11.1 million and a gain on sale from the repurchase of convertible notes of $17.4 million. Changes in operating assets and liabilities resulting in a decrease of cash of approximately $8.7 million for the year ended December 31, 2009 is primarily driven by:

•
a net decrease in prepaid expenses and other assets and restricted cash balances of $4.1 million primarily related to the receipt of a non-trade receivable and the release of restricted cash balances due to the settlement of obligations;

•	a net increase in accounts payable due to the timing of payments for operating costs;

•	a net increase in compensation and benefits of $5.0 million as a result of the release of accrued severance related to the 2008 restructuring activities and timing of payments;

•	a net decrease in semi-annual interest balances on our convertible debt of $1.1 million;

•	a payment related to the shareholders’ lawsuit settlement in 2009 of $3.5 million; and

•	an increase in annual variable compensation of $5.5 million.

Net Cash Used in Investing Activities

Our investing activities, other than purchases, sales and maturities of available-for-sale securities, primarily consist of capital expenditures, strategic investments and purchased technology rights.

Cash used for capital expenditures was $10.2 million, $13.8 million and $27.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. Our capital expenditures in 2009 were primarily due to the transition of manufacturing operations to Singapore and Ohio, as well as investments in the re-engineering of our technology platform. Our capital expenditures in 2008 primarily related to our manufacturing facility in Singapore and network upgrades, including the capitalization of cost related to our new enterprise resource planning system. Our capital expenditures in 2007 primarily related to the completion of our manufacturing expansion and the capitalization of our new enterprise resource planning system.

In 2008, we paid approximately $156.2 million, net of cash acquired, for acquisitions of businesses.

Net Cash (Used in) Provided by Financing Activities

Our financing activities for fiscal 2009 primarily consist of the repurchase of approximately $69.1 million of aggregate principal amount of our 3.50% convertible notes for total considerations of $50.7 million, including accrued interest and transaction fees. Our financing activities for fiscal 2008 primarily consist of the repurchase of $119.9 million of aggregate principal amount of our 0.75% senior convertible notes at par, offset by excess tax benefits for stock-based compensation. Our financing activities for fiscal 2007 primarily consist of the issuance of $316.3 million principal amount of 3.50% senior convertible note due 2038.

Cash provided by (used in) the issuance of stock, net of treasury shares withheld for taxes, under our employee stock plan was $(0.8) million, less than $(0.1) million and $13.7 million in 2009, 2008 and 2007, respectively.

Liquidity

Historically, we have financed our operations primarily through product sales; sales of equity and debt securities such as our 0.75% and 3.50% convertible notes in 2003 and 2007, respectively, and the exercise of stock options and participation in our stock plans; collaborative agreements; interest income; and licensing of our technology.

Our cash outflows have generally been as follows cash used in operating activities such as research and development programs, sales and marketing activity, procurement and growth of inventory, compensation and benefits of our employees and other working capital needs; cash paid for acquisitions; cash paid for litigation activity and settlements; cash used for our stock repurchases; and interest payments on our convertible notes obligations.

As of December 31, 2009, we had cash, cash equivalents, and available-for-sale securities of approximately $346.6 million. We anticipate that our existing capital resources along with the cash to be generated from operations will enable us to maintain currently planned operations, acquisitions and capital expenditures, for the foreseeable future. Capital expenditures are estimated to be approximately $11.0 million for the year ending December 31, 2010.

However, this expectation is based on our current operating and financing plans, which are subject to change, and therefore we could require additional funding. Factors that may cause us to require additional funding may include, but are not limited to, future acquisitions; our ability to maintain existing collaborative and customer arrangements and establish and maintain new collaboration and customer arrangements; the progress of our research and development programs; initiation or expansion of research programs and collaborations; the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; the effectiveness of product commercialization activities and arrangements; the purchase of patent licenses; and other factors.

As of December 31, 2009, we have no credit facility or other committed sources of capital. To the extent capital resources are insufficient to meet future capital requirements; we will have to raise additional funds to continue the development of our technologies. There can be no assurance that such funds will be available on favorable terms, or at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to our stockholders. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into collaboration agreements on unattractive terms. Our inability to raise capital would have a material adverse effect on our business, financial condition and results of operations.

From time to time, we may seek to retire, repurchase, or exchange our convertible securities or common stock in open market purchases, privately negotiated transactions dependent on market conditions, liquidity, and contractual obligations and other factors.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

As of December 31, 2009, we have no off-balance sheet arrangements. The impact that our contractual obligations as of December 31, 2009 are expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

	Total	2010	2011-2012	2013-2014	After 2014
Senior convertible notes (1)	$247,201	$-	$-	$247,201	$-
Interest on senior convertible notes (1)(2)	43,260	8,652	17,304	17,304	-
Operating leases	28,678	8,907	13,922	5,322	527
Purchase commitments (3)	4,324	4,324	-	-	-
Total contractual obligations	$323,463	$21,883	$31,226	$269,827	$527

(1)
Our 3.50% senior convertible notes are due in 2038. However, holders may require us to repurchase all or a portion of their notes on January 15, 2013, 2018 and 2028. In June 2009, we repurchased approximately $69.1 million of aggregate principal amount of our 3.50% senior convertible notes for $50.1 million in total cash consideration.

(2)
Our 0.75% senior convertible notes are due in 2033. However, holders may require us to repurchase all or a portion of their notes on December 31, 2013, 2018, 2023, and 2028. In December 2008, a total of $119.9 million of aggregate principal amount of our 0.75% senior convertible notes was redeemed for cash at par as investors exercised their put right. An additional $0.1 million was repurchased in 2009.

(3)
Purchase commitments include agreements to purchase goods or services that are enforceable and legally binding on Affymetrix and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

The above table does not reflect unrecognized tax benefits of approximately $19.9 million, the timing of which is uncertain. Refer to “Item 8. Financial Statements and Supplementary Data—Note 16. Income Taxes” for additional discussion on unrecognized tax benefits.

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

						Value at
	Periods of Maturity					December 31,
	2010	2011	2012	Thereafter (1)	Total	2009
ASSETS:
Available-for-sale securities	$237,060	$59,639	$4,643	$1,220	$302,562	$303,917
Average interest rate	1.5%	0.6%	0.1%	1%
LIABILITIES:
0.75% senior convertible notes due 2014	$-	$-	$-	$0	$0	$-
Average interest rate				0.75%
3.50% senior convertible notes due 2038	$-	$-	$-	$247,198	$247,198	$217,537
Average interest rate				3.5%

(1)           Remaining balance at December 31, 2009 on 0.75% senior convertible notes is less than $0.01 million.

						Value at
	Periods of Maturity					December 31,
	2009	2010	2011	Thereafter	Total	2008
ASSETS:
Available-for-sale securities	$267,927	$26,892	$-	$-	$294,819	$297,404
Average interest rate	1.7%	3.6%	-	-
LIABILITIES:
0.75% senior convertible notes due 2014	$-	$-	$-	$91	$91	$90
Average interest rate				0.75%
3.50% senior convertible notes due 2038	$-	$-	$-	$316,250	$316,250	$101,200
Average interest rate				3.5%

Foreign Currency Exchange Rate Risk

We derive a portion of our revenues in foreign currencies, predominantly in Europe and Japan. In addition, a portion of our assets are held in nonfunctional currencies of our subsidiaries. We may conduct hedging activities by using foreign currency forward and option contracts with financial institutions to manage a portion of the currency exposures created by our foreign activities. Our net currency loss recognized on business transactions was $2.8 million for the year ended December 31, 2009 and is included in interest income and other, net. Management will continue to reevaluate foreign currency exchange rate risk on an ongoing basis. As of December 31, 2009, we had no open hedging contracts.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AFFYMETRIX, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Affymetrix, Inc.

We have audited the accompanying consolidated balance sheets of Affymetrix, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Affymetrix, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Affymetrix, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California March 1, 2010

AFFYMETRIX, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,	December 31,
	2009	2008
ASSETS:
Current assets:
Cash and cash equivalents	$65,642	$113,292
Restricted cash—short-term portion	1,686	4,402
Available-for-sale securities—short-term portion	213,377	250,970
Accounts receivable, net	64,933	62,726
Inventories	54,490	51,333
Deferred tax assets—current portion	1,172	1,077
Prepaid expenses and other current assets	15,903	15,725
Total current assets	417,203	499,525
Available-for-sale securities—long-term portion	64,760	26,900
Property and equipment, net	68,182	89,345
Acquired technology rights, net	49,855	62,569
Deferred tax assets—long-term portion	4,720	4,764
Restricted cash—long-term portion	1,109	2,175
Other assets	25,121	28,032
Total assets	$630,950	$713,310

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued liabilities	$57,183	$62,559
Deferred revenue—current portion	14,534	16,198
Total current liabilities	71,717	78,757
Deferred revenue—long-term portion	3,898	3,583
Other long-term liabilities	10,295	10,972
Convertible notes	247,201	316,341
Stockholders’ equity:
Convertible redeemable preferred stock, $0.01 par value; 5,000 shares authorized; no shares issued and outstanding at December 31, 2009 and 2008	-	-
Common stock, $0.01 par value; 200,000 shares authorized; 71,000 and 70,267 shares issued and outstanding at December 31, 2009 and 2008, respectively	710	703
Additional paid-in capital	733,378	721,641
Accumulated other comprehensive income (loss)	4,051	(2,296)
Accumulated deficit	(440,300)	(416,391)
Total stockholders’ equity	297,839	303,657
Total liabilities and stockholders’ equity	$630,950	$713,310

See Accompanying Notes

AFFYMETRIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2009	2008	2007
REVENUE:
Product sales ($0 in 2009, $843 in 2008 and $12,046 in 2007 from Perlegen Sciences)	$279,186	$270,392	$291,828
Services	39,563	32,096	38,074
Royalties and other revenue	8,345	107,761	41,418
Total revenue	327,094	410,249	371,320
COSTS AND EXPENSES:
Cost of product sales ($0 in 2009, $446 in 2008 and $4,768 in 2007 from Perlegen Sciences)	126,377	126,909	108,884
Cost of services and other	23,949	25,231	29,832
Research and development	77,358	84,482	72,740
Selling, general and administrative	130,838	127,161	138,488
Acquired in-process technology	-	6,200	-
Restructuring charges	2,180	43,707	15,296
Goodwill impairment (credit) charges	(450)	239,098	-
Total costs and expenses	360,252	652,788	365,240
(Loss) income from operations	(33,158)	(242,539)	6,080
Interest income and other, net	2,589	14,629	15,420
Interest expense	10,945	14,091	3,218
Gain from repurchase of convertible notes	17,447	-	-
(Loss) income before income taxes	(24,067)	(242,001)	18,282
Income tax (benefit) provision	(158)	65,918	5,689
Net (loss) income	$(23,909)	$(307,919)	$12,593

Basic net (loss) income per common share	$(0.35)	$(4.49)	$0.18
Diluted net (loss) income per common share	$(0.35)	$(4.49)	$0.17

Shares used in computing basic net (loss) income per common share	68,722	68,556	68,242
Shares used in computing diluted net (loss) income per common share	68,722	68,556	83,064

See Accompanying Notes

AFFYMETRIX, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2009	2008	2007
Net (loss) income	$(23,909)	$(307,919)	$12,593
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	284	384	410
Unrealized gains (losses) on available-for-sale and non-marketable
securities, net of tax	6,979	(3,492)	4,578
Reclassification adjustment for losses in net (loss) income	(916)	(1,201)	(1,273)
Unrealized gains (losses) on cash flow hedges, net of tax	-	15	(18)
Reclassification adjustment for gains (losses) in net (loss) income	-	-	18
Net change in other comprehensive income (loss)	6,347	(4,294)	3,715
Comprehensive (loss) income	$(17,562)	$(312,213)	$16,308

 See Accompanying Notes

AFFYMETRIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Year Ended December 31,
	2009	2008	2007
Convertible redeemable preferred stock:
Balance, beginning of year	$-	$-	$-
Balance, end of year	-	-	-
Common stock:
Balance, beginning of year	703	692	679
Common stock issued	7	11	13
Balance, end of year	710	703	692
Additional paid-in capital:
Balance, beginning of year	721,641	704,189	674,428
Issuance of common stock upon exercise of stock options and warrants
and issuances of restricted stock, net	(820)	(80)	13,714
Stock-based compensation expense from stock options and restricted stock	11,148	7,611	10,727
Income tax benefit from stock-based compensation	1,409	9,921	5,320
Balance, end of year	733,378	721,641	704,189
Accumulated other comprehensive gain (loss):
Balance, beginning of year	(2,296)	1,998	(1,717)
Unrealized gain (loss) on investments, net of tax	6,063	(4,693)	3,305
Unrealized gain on hedging contracts, net of tax	-	15	-
Foreign currency translation adjustment, net of tax	284	384	410
Balance, end of year	4,051	(2,296)	1,998
Accumulated deficit:
Balance, beginning of year	(416,391)	(108,472)	(120,427)
Net (loss) income	(23,909)	(307,919)	12,593
Net effect of tax adjustment for uncertain tax positions	-	-	(638)
Balance, end of year	(440,300)	(416,391)	(108,472)
Total stockholders' equity	$297,839	$303,657	$598,407
Number of shares of common stock
Balance, beginning of year	70,267	69,217	67,922
Issuance of common stock for cash or services	733	1,050	1,295
Balance, end of year	71,000	70,267	69,217

See Accompanying Notes

AFFYMETRIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(23,909)	$(307,919)	$12,593
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	29,888	37,058	23,779
Goodwill impairment	-	239,098	-
Amortization of intangible assets	15,237	13,453	8,328
Charge for acquired in-process technology	-	6,200	-
Amortization of investment premiums, net	1,219	389	(648)
Excess tax benefits for stock-based compensation	(1,409)	(11,794)	(952)
Stock-based compensation	11,148	7,611	10,726
Write-down of equity investments	-	-	3,861
Realized loss (gain) on equity investments	1,111	(12)	-
Realized (gain) loss on the sales of investments	(194)	433	(599)
Deferred tax assets	1,358	60,140	3,515
Amortization of debt offering costs	1,207	2,080	931
Gain from repurchase of convertible notes	(17,447)	-	-
Impairment and (gain) loss on disposal of property and equipment	(231)	36,989	1,257
Changes in operating assets and liabilities:
Accounts receivable, net	(2,207)	23,803	(4,098)
Inventories	(3,157)	495	3,594
Prepaid expenses and other assets	4,115	2,009	(15,889)
Accounts payable and accrued liabilities	(5,376)	(18,042)	(1,412)
Deferred revenue	(1,349)	(6,639)	(13,839)
Other long-term liabilities	(677)	(1,841)	1,189
Net cash provided by operating activities	9,327	83,511	32,336
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10,249)	(13,846)	(27,419)
Purchases of available-for-sale securities	(381,560)	(449,398)	(280,133)
Proceeds from sales and maturities of available-for-sale securities	385,119	468,671	112,588
Acquisition of businesses, net of cash acquired	-	(156,178)	-
Purchase of non-marketable equity investments	-	(311)	(800)
Capital distribution of non-marketable equity investments	-	-	1,668
Purchase of technology rights	(500)	-	-
Net cash used in investing activities	(7,190)	(151,062)	(194,096)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	(813)	(70)	13,728
Issuance of convertible notes	-	-	316,250
Redemption of convertible debt	(50,669)	(119,909)	-
Excess tax benefits for stock-based compensation	1,409	11,794	952
Net cash (used in) provided by financing activities	(50,073)	(108,185)	330,930
Effect of exchange rate changes on cash and cash equivalents	286	384	411
Net (decrease) increase in cash and cash equivalents	(47,650)	(175,352)	169,581
Cash and cash equivalents at beginning of year	113,292	288,644	119,063
Cash and cash equivalents at end of year	$65,642	$113,292	$288,644

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Recognition of deferred tax assets relating to tax benefits from employee stock plans	$-	$-	$5,320

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$9,963	$8,358	$904
Cash paid for income taxes	$144	$6,804	$2,369

See Accompanying Notes

AFFYMETRIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
NOTE 1—NATURE OF OPERATIONS

Affymetrix, Inc. (“Affymetrix” or the “Company”) is engaged in the development, manufacture, sale and service of consumables and systems for genetic analysis in the life sciences and clinical healthcare markets. Affymetrix has developed its GeneChip® system and related microarray technology as the platform of choice for acquiring, analyzing and managing complex genetic information. The Company’s integrated GeneChip®microarray platform includes: disposable DNA probe arrays (chips) consisting of nucleic acid sequences set out in an ordered, high density pattern, certain reagents for use with the probe arrays, a scanner and other instruments used to process the probe arrays, and software to analyze and manage genomic or genetic information obtained from the probe arrays. Related microarray technology also offered by Affymetrix includes licenses for fabricating, scanning, collecting and analyzing results from complementary technologies. The Company currently sells its products directly to pharmaceutical, biotechnology, agrichemical, diagnostics and consumer products companies as well as academic research centers, government research laboratories, private foundation laboratories and clinical reference laboratories in North America and Europe. The Company also sells some of its products through life science supply specialists acting as authorized distributors in Latin America, India, the Middle East and Asia Pacific regions, including China. The Company has evaluated subsequent events through March 1, 2010, the date on which the financial statements being presented were filed with the Securities and Exchange Commission.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Affymetrix and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Certain prior year revenue and cost of sales amounts in the Company’s consolidated statements of operations have been reclassified to conform to the current period presentation. Product sales include consumables and instruments while services includes scientific services and associated consumables, field service, and professional service. Royalties and other includes software, subscription fees, licensing and royalties and research revenue.

USE OF ESTIMATES

The preparation of the consolidated financial statements is in conformity with U.S. generally accepted accounting principles (“US GAAP”) which require management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

FOREIGN CURRENCY

Assets and liabilities of non-U.S. subsidiaries that use the local currency as their functional currency are translated to U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive income (loss) within stockholders’ equity. Income and expense accounts are translated at average exchange rates during the year. Foreign currency transaction gains and losses are recognized, net of hedging activity, in interest income and other, net and were comprised of net losses of $2.8 million and $2.2 million for the years ended December 31, 2009 and 2008, respectively, and a net gain of $0.3 million for the year ended December 31, 2007.

CASH EQUIVALENTS, AVAILABLE-FOR-SALE SECURITIES AND INVESTMENTS

Marketable Securities

The Company’s investments consist of U.S. government notes and bonds; corporate notes, bonds and asset-backed securities; mortgaged-backed securities, municipal notes and bonds; and publicly traded equity securities. The Company reports all debt securities with maturities at the date of purchase of three months or less that are readily convertible into cash and have insignificant interest rate risk as cash equivalents. Cash equivalents and available-for-sale securities consist of marketable equity and debt securities. Management determines the appropriate classification of debt securities at the time of purchase. As of December 31, 2009 and 2008, the Company’s investments in debt securities are classified as available-for-sale and are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity. The cost of debt securities is adjusted for amortization of premiums and discounts to maturity. This amortization is included in interest income and other, net. Realized gains and losses, as well as interest income, on available-for-sale securities are also included in interest income and other, net. The cost of securities sold is based on the specific identification method. The fair values of securities are based on quoted market prices. The Company includes its available-for-sale securities that have an effective maturity of less than twelve months as of the balance sheet date in current assets and those with an effective maturity greater than twelve months as of the balance sheet date in non-current assets.

The Company conducts a review of investment securities on a quarterly basis for the presence of impairment that is deemed to be other-than-temporary (“OTTI”). As part of its review, the Company is required to take into consideration current market conditions, fair value in relationship to cost, extent and nature of change in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, all available information relevant to the collectability of debt securities, its ability to hold until, and whether it will more likely than not be required to sell prior to, a recovery of fair value, which may be maturity, and other factors when evaluating for the existence of OTTI in its securities portfolio. Under these circumstances, OTTI is considered to have occurred if (1) the Company intends to sell the security; (2) it is “more likely than not” that the Company will be required to sell the security before recovery of its amortized cost basis or (3) the present value of expected cash flows is not expected to recover the entire amortized cost basis. Any credit-related OTTI is to be recognized in earnings while noncredit-related OTTI on securities not expected to be sold is to be recognized in other comprehensive income (“OCI”). Noncredit-related OTTI is based on other factors, including illiquidity. Presentation of OTTI is made in the statement of income on a gross basis with an offset for the amount of OTTI recognized in OCI.

Non-marketable Securities

As part of the Company’s strategic efforts to gain access to potential new products and technologies, it invests in equity securities of certain private biotechnology companies. These investments are included in other assets in the Consolidated Balance Sheets and are carried at cost. The Company also invests in a limited partnership investment fund that is accounted for under the equity method. The Company periodically monitors the liquidity and financing activities of the respective investments to determine if any impairment exists and accordingly writes down to the extent necessary, the carrying value of the non-marketable equity securities to their estimated fair values. In order to determine whether a decline in value is other-than-temporary, the Company evaluates, among other factors: the duration and extent to which the fair value has been less than the carrying value; the financial condition of and business outlook of the issuer for the company, including key operational and cash flow metrics, current market conditions; and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in estimated fair value.

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

The foreign currency forward contracts used by the Company are generally short-term in nature, maturing within one quarter. The Company has elected not to designate its derivatives for balance sheet purposes as fair value hedges and have appropriately recorded any changes in fair value to interest income and other, net.

INVENTORIES

Inventory cost is computed on an adjusted standard basis (which approximates actual cost on a first-in, first-out basis). Provisions for slow moving, potentially excess and obsolete inventories are provided based on estimated demand requirements, product life cycle and development plans, component cost trends, product pricing, product expiration and quality issues.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the assets or the lease term, whichever is shorter. Equipment and furniture is depreciated over useful lives generally ranging from 3 to 7 years and leasehold improvements are depreciated over the shorter of the expected life of the asset or lease terms generally ranging from 3 to 15 years. Maintenance and repair costs are expensed as incurred. The Company reassesses the useful life on its property and equipment on a periodic basis and may adjust the lives accordingly. For example, the Company extended the useful life of its enterprise resource system as a result of the extended support period committed to by the service provider.

GOODWILL AND ACQUIRED TECHNOLOGY RIGHTS

Goodwill represents the difference between the purchase price and the estimated fair value of the net assets acquired arising from business combinations.

Goodwill is assessed for impairment at least annually or whenever changes in circumstances indicate that the carrying amount may not be recoverable from estimated future cash flows. Factors that may be considered a change in circumstance indicating the carrying value of our intangible assets, including goodwill, may not be recoverable include, but are not limited to, significant underperformance relative to historical or projected future operating results, a significant decline in our stock price and market capitalization, and negative industry or economic trends. Any excess of the carrying value of the goodwill over the implied fair value of the goodwill will be recorded as an impairment loss. In 2008, due to the continued decline of the Company’s stock price in the fourth quarter of 2008 along with other conditions in its business such as decreases in our actual revenues as compared to our forecasted revenues and additional restructuring activities, the Company recorded an impairment charge of $239.1 million which was presented as “Goodwill impairment charges” in the Company’s Consolidated Statements of Operations. In 2009, the Company recorded $0.5 as a credit to goodwill impairment charges related to a recovery of unrecorded tax liabilities that were not recognized during the purchase method of accounting for the USB acquisition. Refer to Note 10, “Goodwill and Acquired Technology Rights”, for further information.

Acquired technology rights are carried at cost less accumulated amortization and are comprised of licenses to technology covered by patents held by third parties or acquired by the Company. Purchased intangible assets other than goodwill are required to be amortized over their useful lives unless these lives are determined to be indefinite. Amortization is computed over the estimated useful life of the underlying patents, which has historically ranged from one to thirteen years. In 2009, we did not identify any indicators during our annual impairment test on the acquired technology rights and did not recognize any impairment losses. In 2008, the Company performed an impairment analysis over identified intangible assets and, as a result of that analysis, recognized an impairment loss on acquisition-related intangible assets of $5.5 million of which $1.9 million was included as a component of “Cost of product sales”, $3.2 million was included as a component of “Research and development”, and $0.4 million was included as a component of “Selling, general and administration” expenses in the Consolidated Statement of Operations for the year ended December 31, 2008. Refer to Note 10, “Goodwill and Acquired Technology Rights”, for further information.

The determination as to whether a write-down of goodwill is necessary involves significant judgment based on short-term and long-term projections of the Company’s operations. The assumptions supporting the estimated future cash flows of the reporting unit, including profit margins, long-term forecasts of the amounts and timing of overall market growth and the Company’s percentage of that market, discount rates and terminal growth rates, reflect the Company’s best estimates.

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets and certain identifiable intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. For the years ended December 31, 2009 and 2008, the Company determined that the carrying value of its capitalized software exceeded its net realizable value by $1.0 million and $2.3 million, respectively, and recorded the impairment charges as a component of “Cost of product sales” in the Consolidated Statements of Operations. Refer to Note 2, “Summary of Significant Accounting Policies – Software Development Costs” for further information. In connection with the Company’s restructuring activities in 2008, the Company wrote-down the value of certain of its property and equipment by approximately $36.9 million which was included as a component of “Restructuring charges” in the Consolidated Statement of Operations for the year ended December 31, 2008. Refer to Note 3, “Restructuring”, for further information.

INCOME TAXES

Income tax expense is based on pre-tax financial accounting income. Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company must then assess the likelihood that the resulting deferred tax assets will be realized. To the extent the Company believes that realization is not more likely than not, the Company establishes a valuation allowance. Significant estimates are required in determining the Company’s provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance to be recorded against our net deferred tax asset. Some of these estimates are based on interpretations of existing tax laws or regulations. The Company believes that its estimates are reasonable and that its reserves for income tax related uncertainties are adequate. Various internal and external factors may have favorable or unfavorable effects on the Company’s future effective tax rate. These factors include, but are not limited to, changes in overall levels of characterization and geographical mix of pretax earnings (losses), changes in tax laws, regulations and/or rates, changing interpretations of existing tax laws or regulations, changes in the valuation of our deferred tax assets or liabilities, future levels of research and development spending, nondeductible expenses, and ultimate outcomes of income tax audits. Relative to uncertain tax positions, the Company only recognizes the tax benefit if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

CONTINGENCIES

The Company is subject to various legal proceedings principally related to intellectual property matters. Based on the information available at the most recent balance sheet date, the Company assesses the likelihood of any material adverse judgments or outcomes that may result from these matters, as well as the range of possible or probable loss, if any. If losses are probable and reasonably estimable, the Company will record a reserve. Any reserves recorded may change in the future due to new developments in each matter.

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

License revenues are generally recognized upon execution of the agreement unless the Company has continuing performance obligations, in which case the license revenue is recognized ratably over the period of expected performance. Included in the Consolidated Statement of Operations for the year ended December 31, 2008 is a one-time nonrefundable perpetual license to specified patents for $90 million. The one-time perpetual license to specified patents was due to the settlement of an intellectual property dispute and includes no continuing or future obligations by the Company.

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

SOFTWARE DEVELOPMENT COSTS

Costs of Software to Be Sold, Leased or Marketed

Certain software development costs subsequent to the establishment of technological feasibility are capitalized. The Company’s software is deemed to have achieved technological feasibility at the point a working model of the software product is developed. Nothing was capitalized in 2009 while approximately $0.3 million was capitalized on costs incurred subsequent to the establishment of technological feasibility for the year ended December 31, 2008, respectively. These costs began to be amortized to cost of product sales in the fourth quarter of 2007. Amortization costs for the years ended December 31, 2009 and 2008 were $1.1 million and $1.4 million, respectively. The costs of developing routine software enhancements are expensed as research and development as incurred because of the short time between the determination of technological feasibility and the date of general release of the related products.

Long-lived assets and certain identifiable intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. During the years ended December 31, 2009 and 2008, the Company performed an analysis of the expected future cash flows as it related to the Company’s capitalized software and determined that the carrying value exceeded the net realizable value by $1.0 million and $2.3 million, respectively, which were included as a component of “Cost of product sales” in the Consolidated Statements of Operations.

Internal-Use Software

In 2008, the Company capitalized costs related to the implementation of an enterprise resources planning system, totaling approximately $1.9 million, while nothing was capitalized in 2009. Additionally, the Company capitalized approximately $0.7 million related to other costs associated with internal-use software in 2009. All costs associated with software developed for internal use will be amortized at the time in which the software is ready for its intended use.

ADVERTISING COSTS

The Company expenses advertising costs as incurred. Advertising costs were for the years ended December 31, 2009, 2008 and 2007 were $0.9 million, $1.6 million and $0.5 million, respectively.

STOCK-BASED COMPENSATION

The Company recognizes the fair value of its stock option awards as compensation expense on a straight-line basis over the requisite service period of each award, generally four years. The fair value of options are estimated at the date of grant using a Black-Scholes option pricing model. The Company evaluates the assumptions used to value stock options awards on a quarterly basis.

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of net (loss) income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on the Company’s available-for-sale securities that are excluded from net (loss) income, changes in fair value of derivatives designated as, and effective as, cash flow hedges and foreign currency translation adjustments. Total comprehensive income (loss) has been disclosed in the consolidated statement of comprehensive income (loss).

The components of accumulated other comprehensive income (loss) is as follows (in thousands):

	Year Ended December 31,
	2009	2008
Foreign currency translation adjustment, net of tax	$327	$42
Unrealized gains (losses) on available-for-sale and non-marketable
securities, net of tax	3,724	(2,338)
Accumulated other comprehensive income (loss)	$4,051	$(2,296)

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

The following table sets forth a reconciliation of basic and diluted net (loss) income per common share (in thousands, except per share amounts):

	Year Ended December 31,
	2009	2008	2007
Numerator:
Net (loss) income - basic	$(23,909)	$(307,919)	$12,593
Add effect of dilutive securities:
Interest on convertible notes (inclusive of amortization of debt
issuance costs)	-	-	1,937
Net (loss) income - diluted	$(23,909)	$(307,919)	$14,530

Denominator:
Weighted-average shares outstanding	70,758	69,818	68,727

Less: weighted-average shares of common stock subject to repurchase	(2,036)	(1,262)	(485)

Shares used in computing basic net (loss) income per common share	68,722	68,556	68,242
Add effect of dilutive securities:
Employee stock options	-	-	388
Common stock subject to repurchase	-	-	65
Convertible notes	-	-	14,369

Shares used in computing diluted net (loss) income per common share	68,722	68,556	83,064

Basic and diluted net (loss) income per common share	$(0.35)	$(4.49)	$0.18

Diluted net (loss) income per common share	$(0.35)	$(4.49)	$0.17

Diluted earnings per share include certain common share equivalents from outstanding stock options (on the treasury stock method), common stock subject to repurchase, outstanding warrants to purchase common stock and convertible notes (on the as-if-converted basis).

The securities excluded from diluted earnings per common share, on an actual outstanding basis, were as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Employee stock options	6,216	6,071	3,368
Restricted stock subject to repurchase	2,154	1,671	-
Convertible notes	8,207	10,502	-
Total	16,577	18,244	3,368

RESTRUCTURING

The Company has in recent years engaged in restructuring actions, which require management to utilize significant estimates related to expenses for severance and other employee separation costs, lease cancellation, realizable values of assets that may become duplicative or obsolete, and other exit costs. If the actual amounts differ from the Company’s estimates, the amount of the restructuring charges could be materially impacted. Refer to Note 3, “Restructuring”, for further information.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification ("FASB ASC") as the source of authoritative accounting principles recognized by the FASB.   The FASB will issue new standards in the form of Accounting Standards Updates ("FASB ASUs"). FASB ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and therefore is effective for the Company in the third quarter of fiscal 2009. The issuance of FASB ASC does not change US GAAP and therefore the adoption of FASB ASC only affects the specific references to US GAAP literature in the notes to its consolidated financial statements.

In February 2010, the FASB issued FASB ASU 2010-09, Subsequent Events, Amendments to Certain Recognition and Disclosure Requirements, which clarifies certain existing evaluation and disclosure requirements in ASC 855 related to subsequent events. FASB ASU 2010-09 requires SEC filers to evaluate subsequent events through the date in which the financial statements are issued and is effectively immediately. The new guidance does not have an effect on its consolidated results of operations and financial condition.

In January 2010, the FASB issued FASB ASU 2010-06, Improving Disclosures about Fair Value Measurements which clarifies certain existing disclosure requirements in ASC 820 as well as requires disclosures related to significant transfers between each level and additional information about Level 3 activity. FASB ASU 2010-06 begins phasing in the first fiscal period after December 15, 2009. The Company is currently assessing the impact on its consolidated results of operations and financial condition.

In October 2009, the FASB issued FASB ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force.” This standard provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will adopt this guidance from January 1, 2010. The Company has assessed the impact of adoption and it is not expected to have a material effect on its consolidated results of operations and financial condition.

In August 2009, the FASB issued FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value. This standard provides authoritative guidance related to measuring liabilities at fair value when quoted prices in an active market for identical liabilities are not available. FASB ASU 2009-05 clarifies the concept that a fair value measurement should be based on hypothetical transfer at the measurement date, even for liabilities that are generally never transferred, but are settled directly with the creditor. Quoted prices of similar liability or of the liability when it is traded as an asset should also be considered when determining the liability’s fair value. The provisions of FASB ASU 2009-05 were effective for the first reporting period beginning after the issuance of the FASB ASU and are not expected to have an effect on the consolidated results of operations and financial condition.

In June 2009, the FASB issued guidance which amends certain FASB ASC concepts related to consolidation of variable interest entities (“VIE”). Among other accounting and disclosure requirements, this guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. The primary beneficiary assessment must be performed on a continuous basis.  It also requires additional disclosures about an entity’s involvement with a VIE, restrictions on the VIE’s assets and liabilities that are included in the reporting entity’s consolidated balance sheet, significant risk exposures due to the entity’s involvement with the VIE, and how its involvement with a VIE impacts the reporting entity’s consolidated financial statements. The Company will adopt this guidance from January 1, 2010 and does not expect it to have an effect on its consolidated results of operations and financial condition.

NOTE 3—RESTRUCTURING

Fiscal 2008 Restructuring Plan

In February 2008, the Company committed to a restructuring plan (the “2008 Plan”) to close its West Sacramento manufacturing facility after which all of the Company’s products will be manufactured at its Singapore and Ohio facilities, as well as by third parties. The Company completed the closure of the West Sacramento facility during the second quarter of 2009.

The cash outlays incurred in connection with the 2008 Plan were approximately $8.2 million which consisted of employee severance. During the years ended December 31, 2009 and 2008, the Company recognized approximately $2.4 million and $5.8 million, respectively, of expense for employee termination benefits associated with the 2008 Plan and $(0.2) million and $37.1 million, respectively, of non-cash credits and charges related to the abandonment and impairment of certain manufacturing assets such as a building, leasehold improvements and mask aligners and synthesizer equipment utilized in the manufacturing of probe arrays. These expenses are presented as a component of “Restructuring charges” in the Company’s Consolidated Statements of Operations.

In addition to the $45.1 million of restructuring costs noted above, the Company expects to incur a total of approximately $18.1 million of restructuring related costs that are included as a component of “Cost of product sales” in the Company’s Consolidated Statements of Operations. Of this total, $13.9 million related to accelerated depreciation charges associated with the continued use of certain long-lived manufacturing assets and $4.2 million related to manufacturing transition and other costs. As of December 31, 2009, the Company has incurred $17.4 million of costs that was recorded to “Cost of product sales.”

Fiscal 2007 Restructuring Plan

In July 2007, the Company announced that it was consolidating an administrative facility located in Sunnyvale, California into its main campus in Santa Clara, California (the “2007 Plan”). Additionally, in August and December 2007, the Company terminated certain employees in the research and development and selling, general and administrative functions. The Sunnyvale, California facility was vacated during the fourth quarter of 2007. The cash outlays incurred in connection with these restructuring activities were approximately $4.6 million. During the years ended December 31, 2009, 2008 and 2007, the Company recognized approximately $0.1 million, $0.5 million and $4.2 million, respectively, related to contract termination costs and employee termination benefits associated with the 2007 Plan.

Fiscal 2006 Restructuring Plan

In 2006, the Company initiated a restructuring plan (the “2006 Plan”) to better align certain of its expenses with the Company’s current business outlook. The Company’s primary focus of the 2006 Plan was in the general and administrative functions and included rationalizing its facilities. Cash outlays incurred in connection with these restructuring activities were estimated to be approximately $16.8 million. During the years ended December 31, 2009 and 2008, the amount of expense recognized associated with the 2006 Plan was not material. During the year ended December 31, 2007, the Company recognized approximately $11.1 million of expense primarily related to employee termination benefits and contract termination costs associated with the 2006 Plan.

The activity for the restructuring plans above for the year ended December 31, 2009 and estimated costs for the amounts expected to be recognized as “Restructuring charges” in the Company’s Consolidated Statements of Operations is as follows (in thousands):

						As of
						December 31, 2009
	Balance as of	2009			Balance as of	Total	Total
	December 31,	Charges	Cash	Non-Cash	December 31,	costs	expected
	2008	(Credits)	Payments	Settlements	2009	to date	costs
Fiscal 2008 Restructuring Plan:
Employee severance and relocation benefits	$3,178	$2,367	$(5,069)	$(457)	$19	$8,160	$8,160
Abandonment and impairment of certain long-lived manufacturing assets	-	(147)	565	(418)	-	36,942	36,942
Fiscal 2007 Restructuring Plan:
Employee severance and relocation benefits	-	-	-	-	-	2,888	2,888
Contract termination costs	487	115	(478)	42	166	1,619	1,659
Other restructuring costs	-	-	-	-	-	113	113
Fiscal 2006 Restructuring Plan:
Employee severance and relocation benefits	-	-	-	-	-	20,197	20,197
Contract termination costs	1,239	(155)	(354)	283	1,013	2,612	2,890
Other restructuring costs	-	-	-	-	-	2,194	2,194
Total	$4,904	$2,180	$(5,336)	$(550)	$1,198	$74,725	$75,043

NOTE 4—COLLABORATIVE AGREEMENTS

The Company has agreements with several entities to develop and test probe arrays for the detection of certain gene sequences, mutations or organisms. Under such agreements, the Company may receive development fees and may receive payments upon achievement of certain technical goals. The Company also has research agreements with many universities and research organizations. The Company’s material agreement is described below.

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

The Company assessed the revenue recognition of the December 2006 collaborative agreement amendment to account for the multiple deliverables in the arrangement and to evaluate the revenue allocated to each of the units of accounting (the research and development period and the manufacturing and supply period). In addition, the Company re-assessed the estimated remaining research and development period and determined that Roche’s one-time, upfront payment of $70 million under the license agreement should continue to be recognized as a component of royalties and other revenue over the remaining estimated research and development through fiscal 2007. Research revenue under this contract was approximately $14.2 million for the year ended December 31, 2007. The associated research costs were not significant.

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

For the fiscal years 2009, 2008 and 2007, approximately 42%, 34% and 47%, respectively, of the Company’s total revenue was generated from sales outside the United States. The Company’s results of operations are affected by such factors as changes in foreign currency exchange rates, trade protection measures, longer accounts receivable collection patterns and changes in regional or worldwide economic or political conditions. The risks of the Company’s international operations are mitigated in part by the extent to which its sales are geographically distributed.

NOTE 6—FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and consider assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions and risk of nonperformance.

A fair value hierarchy was established which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of inputs that may be used to measure fair value are as follows:

•	Level 1: quoted prices in active markets for identical assets or liabilities;

•
Level 2: inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or

•	Level 3: unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008 (in thousands):

		Significant
	Quoted Prices	Other
	In Active	Observable
	Markets	Inputs
	(Level 1)	(Level 2)	Total
December 31, 2009:
Assets:
U.S. government obligations and agencies	$-	$164,370	$164,370
U.S. corporate debt	-	102,761	102,761
Non-U.S. debt and equity securities	1,512	35,274	36,786
Total financial assets	$1,512	$302,405	$303,917
Liabilities:
Convertible notes	$217,537	$-	$217,537

December 31, 2008:
Assets:
U.S. government obligations and agencies	$-	$203,488	$203,488
U.S. corporate debt	-	93,916	93,916
Non-U.S. debt and equity securities	842	-	842
Total financial assets	$842	$297,404	$298,246
Liabilities:
Convertible notes	$101,290	$-	$101,290

As of December 31, 2009 and 2008, the Company had no financial assets or liabilities requiring Level 3 classification, including those that have unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets and liabilities.

Investments in Debt and Equity Securities

The fair values of all available-for-sale securities are based on quoted market prices and are included in cash and cash equivalents, available-for-sale securities—short-term and available-for-sale securities—long-term on the Company’s Consolidated Balance Sheets based on the securities maturity. The following is a summary of available-for-sale securities as of December 31, 2009 (in thousands):

		Gross	Gross
	Adjusted	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. Government obligations and agency
securities	$163,821	$577	$(28)	$164,370
U.S. corporate debt securities	102,692	459	(390)	102,761
Non-U.S. debt and equity securities	36,049	766	(29)	36,786
Total securities	$302,562	$1,802	$(447)	$303,917
Amounts included in:
Cash equivalents	$25,791	$6	$(17)	$25,780
Available-for-sale securites	276,771	1,796	(430)	278,137
Total securities	$302,562	$1,802	$(447)	$303,917
Amounts mature in:
Less than one year	$237,061	$1,315	$(438)	$237,938
One to two years	59,638	442	(9)	60,071
More than two years	5,863	45	-	5,908
Total securities	$302,562	$1,802	$(447)	$303,917

The following is a summary of available-for-sale securities as of December 31, 2008 (in thousands):

		Gross	Gross
	Adjusted	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. Government obligations and agency
securities	$205,076	$372	$(134)	$205,314
U.S. corporate debt securities	95,755	32	(3,697)	92,090
Non-U.S. equity securities	890	-	(48)	842
Total securities	$301,721	$404	$(3,879)	$298,246
Amounts included in:
Cash equivalents	$21,979	$20	$-	$21,999
Available-for-sale securites	279,742	384	(3,879)	276,247
Total securities	$301,721	$404	$(3,879)	$298,246
Amounts mature in:
Less than one year	$271,402	$11	$(68)	$271,345
One to two years	30,319	393	(3,811)	26,901
Total securities	$301,721	$404	$(3,879)	$298,246

Realized gains and (losses) for the year ended December 31, 2009 were $0.3 million and $(0.1) million, respectively. For December 31, 2008, realized gains and (losses) were $2.1 million and $(2.5) million, respectively. Realized gains and (losses) are included in interest income and other, net in the accompanying Consolidated Statements of Operations. The gross unrealized losses as of December 31, 2009 were primarily related to the mortgage-backed securities that were impacted by the weakening of the global economy caused by a lack of liquidity in the credit markets. The gross unrealized losses as of December 31, 2008 were primarily caused by the degradation in the value of the assets held by financial institutions in which we owned certain U.S. corporate debt securities.

No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of the Company’s securities. Based on its review of these securities, including the assessment of the severity of the related unrealized losses, the Company has not recorded any other-than-temporary impairments on these securities for the year ended December 31, 2009. For the years ended December 31, 2008 and 2007, the Company recognized OTTI losses of less than $0.1 million and $0.9 million, respectively.

Additionally, the Company did not have any noncredit-related OTTI that was recognized in OCI during the year ended December 31, 2009 on securities not expected to be sold and is not more likely than not required to sell before recovery of their amortized cost basis. The Company did not record any cumulative effect adjustments for noncredit-related portion of OTTI losses previously recognized in earnings.

Derivative Financial Instruments

The Company derives a portion of its revenues in foreign currencies, predominantly in Europe and Japan. In addition, a portion of its assets are held in nonfunctional currencies of its subsidiaries. As of December 31, 2009 and 2008, the Company had no open hedging contracts.

Non-Marketable Securities

As of December 31, 2009 and 2008, the carrying amounts of the Company’s non-marketable securities, totaling $13.1 million and $13.0 million, respectively, equaled the estimated fair values. The estimated fair values were based on current market rates, liquidation and net realizable values. During the year ended December 31, 2009, the Company determined that the declines in estimated fair values of certain investments in the non-marketable equity securities portfolio were other-than-temporary. Accordingly, the Company recorded net impairment losses on the investments of approximately $1.1 million. No impairment was recognized for the year ended December 31, 2008. Net investment losses are included in interest income and other, net in the Consolidated Statements of Operations. Depending on market conditions, the Company may incur additional charges on this investment portfolio in the future.

NOTE 7—INVENTORIES

Inventories consist of the following at December 31, 2009 and 2008 (in thousands):

	2009	2008
Raw materials	$20,012	$22,799
Work-in-process	9,456	12,192
Finished goods	25,022	16,342
Total	$54,490	$51,333

NOTE 8—PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31, 2009 and 2008 (in thousands):

	2009	2008
Property and equipment:
Construction-in-progress	$3,561	$5,183
Equipment and furniture	146,449	161,340
Building and leasehold improvements	95,535	84,865
Land	1,310	1,310
	246,855	252,698
Less: accumulated depreciation and amortization	(178,673)	(163,353)
Net property and equipment	$68,182	$89,345

For the years ended December 31, 2009, 2008 and 2007, the Company recorded depreciation expense of $29.6 million, $33.1 million and $23.6 million, respectively. Additionally, the Company wrote down property and equipment in the amount of approximately $37.0 million in connection with its 2008 Plan. Refer to Note 3, “Restructuring”, for further information.

NOTE 9—ACQUISITIONS

Business acquisitions are accounted for by the Company under the purchase method of accounting whereby the Company records the assets acquired and liabilities assumed at their estimated fair value, with the excess purchase price reflected as goodwill. Additionally, certain costs directly related to the acquisitions are reflected as additional purchase price in excess of net assets acquired.

In 2008, the Company completed three acquisitions. A summary of the purchase acquisitions are as follows (in thousands):

			Total	Assets/	In-Process	Purchased
	Cash	Transaction	Purchase	(Liabilities)	R&D	Intangible
	Consideration	Costs	Consideration	Assumed, Net	Expense	Assets	Goodwill
USB Corporation	$68,511	$2,052	$70,563	$38	$800	$16,300	$53,425
True Materials, Inc.	19,330	323	19,653	(713)	5,100	-	15,266
Panomics, Inc.	71,758	924	72,682	3,492	300	16,400	52,490
Total	$159,599	$3,299	$162,898	$2,817	$6,200	$32,700	$121,181

On January 30, 2008, the Company acquired 100% of the outstanding shares of USB Corporation (“USB”), a privately-held Cleveland, Ohio-based company that develops, manufactures and markets an extensive line of molecular biology and biochemical reagent products. The acquisition will enable the Company to accelerate the development and commercialization of new genetic analysis solutions and increase the value of its current product portfolio. The results of operations of USB have been included in Affymetrix’ consolidated financial statements since January 30, 2008.

On July 17, 2008, the Company acquired 100% of the outstanding shares of True Materials, Inc. (“TMI”), a privately-held San Francisco, California-based company that develops digitally encoded microparticle technology. This technology is applicable to the research, applied and diagnostic markets and will enable the Company to enter low to mid-multiplex markets. The results of operations of TMI have been included in Affymetrix’ consolidated financial statements since July 17, 2008.

On December 5, 2008, the Company acquired 100% of the outstanding shares of Panomics, Inc. (“Panomics”), a privately-held Fremont, California-based company that offers a suite of assay products for a wide variety of low to mid-plex genetic, protein and cellular analysis applications. The acquisition of Panomics opens up large and growing market opportunities that are downstream of whole genome analysis. The results of operations of Panomics have been included in Affymetrix’ consolidated financial statements since December 5, 2008.

No acquisitions were made in 2007 and 2009.

Intangible Assets and Goodwill—USB

A valuation of the purchased USB intangible assets was undertaken by Affymetrix’ management in its determination of the estimated fair value of such assets. The following is a summary of the intangible assets recognized:

•
The $6.1 million value assigned to developed technology and patents and core technology is included in acquired technology rights on the Company’s Consolidated Balance Sheets and will be amortized to cost of product sales over the estimated useful lives of these assets, generally four to five years. Affymetrix recorded amortization expense of approximately $1.3 million and $1.2 million for the years ended December 31, 2009 and 2008, respectively, related to these acquired patents and technology.

•
The $10.2 million value assigned to customer contracts and trade names and trademarks is included in acquired technology rights on the Company’s Consolidated Balance Sheets and will be amortized to selling, general and administrative expenses over the estimated useful lives of these assets, generally four to eight years. Affymetrix recorded amortization expense of approximately $1.8 million and $1.6 million for the years ended December 31, 2009 and 2008, respectively, related to customer contracts and trade names and trademarks.

•
Goodwill of $53.4 million was recorded as the excess of the purchase price over the fair value of net assets acquired and subsequently written off in the fourth quarter of 2008. Refer to “Note 10. Goodwill and Acquired Technology Rights”, for further information.

Intangible Assets and Goodwill—Panomics

A valuation of the purchased Panomics intangible assets was undertaken by Affymetrix’ management in its determination of the estimated fair value of such assets. The following is a summary of the intangible assets recognized:

•
The $6.1 million value assigned to existing technology is included in acquired technology rights on the Company’s Consolidated Balance Sheets and will be amortized to cost of product sales over the estimated useful lives of these assets, generally four to seven years. Affymetrix recorded amortization expense of approximately $1.3 million and $0.1 million for the years ended December 31, 2009 and 2008, respectively, related to the acquired technology.

•
The $7.9 million value assigned to customer contracts and related relationships, services and related relationships and order backlog is included in acquired technology rights on the Company’s Consolidated Balance Sheets and will be amortized to selling, general and administrative expenses over the estimated useful lives of these assets, generally five to seven years. Affymetrix recorded amortization expense of approximately $1.5 million and $0.2 million for the years ended December 31, 2009 and 2008, respectively, related to these intangible assets.

•
The $2.4 million value assigned to patents and core technology is included in acquired technology rights on the Company’s Consolidated Balance Sheets and will be amortized to research and development expense over their estimated useful lives of four to six years. Affymetrix recorded amortization expense of $0.5 million and less than $0.1 million for the years ended December 31, 2009 and 2008, respectively, related to these patents and core technology assets.

•
Goodwill of $52.5 million was recorded as the excess of the purchase price over the net assets acquired and subsequently written off in the fourth quarter of 2008. Refer to “Note 10. Goodwill and Acquired Technology Rights”, for further information.

In-process Technology

For each business acquisition, management determined the estimated fair value of certain research and development programs in-process at the acquisition date that had not yet reached technological feasibility and had no alternative future use and recorded approximately $0.8 million, $5.1 million and $0.3 million related to the acquisition of USB, TMI and Panomics, respectively, in the line item “Acquired in-process technology” in the Company’s Consolidated Statements of Operations. The fair values of these projects were determined using the Income Approach whereby management estimated each project’s related future net cash flows. This discount rate is based on the Company’s estimated weighted average cost of capital adjusted upward for the risks associated with the projects acquired. The projected cash flows from the acquired projects were based on estimates of revenues and operating profits related to the projects of each acquired company considering the stage of development of each potential product acquired, the time and resources needed to complete the development and approval of each product, the life of each potential commercialized product and the inherent difficulties and uncertainties in developing products and services based on complex genetic technologies and biochemical processes.

The largest research and development program in-process at the acquisition date primarily was the microRNA profiling project undertaken by TMI. The fair value of this project was determined using the Income Approach whereby the Company estimated the project’s related future net cash flows between 2009 and 2015 and discounted them to their present value using a risk adjusted discount rate of approximately 30%. This discount rate is based on the Company’s estimated weighted average cost of capital adjusted upward for the risks associated with the project acquired. The Company completed this project in 2009.

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

Escrow Agreements

As part of the terms of the USB merger agreement, the Company had withheld from the merger consideration $4.0 million, which was held in an escrow account and released to USB shareholders as certain revenue targets were achieved in fiscal 2008. As of December 31, 2008, a total of $3.5 million was earned by the USB shareholders and the remaining $0.5 million was returned to the Company.

Pursuant to the terms of the TMI merger agreement, the Company withheld from the merger consideration $5.1 million and delivered those funds to an escrow account, which shall be released to the founder and certain key employees of TMI upon achievement of certain employment milestones. As the continuous employment milestones are achieved, a portion of the escrow funds shall be disbursed to the founder and certain key employees consistent with the terms of the merger agreement. The Company records these disbursements as compensation in research and development expense as earned. As of December 31, 2009, $3.0 million in total had been disbursed from the escrow account.

NOTE 10—GOODWILL AND ACQUIRED TECHNOLOGY RIGHTS

Goodwill

In 2008, the Company recorded goodwill impairment charges of $239.1 million which represented the entire goodwill amount the Company had previously recognized in connection with its acquisitions of ParAllele in 2005 and USB, TMI and Panomics in 2008. The write-off was presented as “Goodwill impairment charges” in the Company’s Consolidated Statements of Operations. In 2009, the Company received payment on a claim to recover $0.5 million from the USB acquisition indemnity escrow for certain tax liabilities that were not recognized during the purchase method of accounting for the USB acquisition. The reimbursement was recorded as a credit to goodwill impairment charges in 2009.

Acquired Technology Rights

Acquired technology rights are comprised of licenses to technology covered by patents owned by third parties or patents acquired by the Company and are amortized over the expected useful lives of these assets, which range from one to fifteen years. Accumulated amortization of these rights amounted to $59.2 million and $52.4 million December 31, 2009 and 2008, respectively.

In 2008, based on a combination of factors, including a sustained decline in the Company’s stock price, the Company concluded that there were sufficient indicators to require it to perform an impairment analysis of its acquired technology rights. The impairment analysis for acquired technology rights indicated that some of the acquired technology rights were not recoverable as the sum of its estimated future undiscounted cash flows were below the asset’s carrying value and accordingly, the Company estimated the fair value of these identified intangible assets using a discounted cash flow analysis to measure the impairment loss. As a result of this analysis, the Company wrote-off the difference between the acquired technology rights’ estimated fair value and the carrying values which resulted in a non-cash impairment charge totaling $5.5 million, of which $1.9 million was included as a component of “Cost of product sales”, $3.2 million was included as a component of “Research and development”, and $0.4 million was included as a component of “Selling, general and administration” expenses in the Consolidated Statement of Operations for the year ended December 31, 2008. No further impairment charges were recorded in the year ended December 31, 2009 and the $49.9 million balance at December 31, 2009 is expected to be recoverable.

The expected future annual amortization expense of the Company’s acquired technology rights is as follows (in thousands):

Amortization
For the Year Ending December 31,	Expense
2010	$12,302
2011	12,122
2012	10,348
2013	7,840
2014	6,124
Thereafter	1,119
Total	$49,855

NOTE 11—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of December 31, 2009 and 2008 consist of the following (in thousands):

	December 31,	December 31,
	2009	2008
Accounts payable	$15,243	$19,005
Accrued compensation and related liabilities	22,266	20,953
Accrued interest	3,965	5,073
Accrued taxes	7,814	5,399
Accrued legal	1,022	4,500
Accrued warranties	1,685	1,603
Other	5,188	6,026
Total	$57,183	$62,559

NOTE 12—RELATED PARTY TRANSACTIONS

Related Party Transactions

Prior to December 31, 2009, the Company, and certain of its affiliates, including certain members of the Board of Directors, held approximately 22% ownership interest in Perlegen Sciences, Inc. (“Perlegen”), a privately-held biotechnology company. Two members of Perlegen’s Board of Directors also served as members of the Company’s Board of Directors.

The Company determined that Perlegen was a variable interest entity in which the Company held a variable interest, but was not considered the primary beneficiary. The Company accounted for its ownership interest in Perlegen using the equity method as the Company and its affiliates did not control the strategic, operating, investing and financing activities of Perlegen; however, the Company had significant influence over Perlegen’s operating activities. Further, the Company had no obligations to provide funding to Perlegen nor did it guarantee or otherwise have any obligations related to the liabilities or results of operations of Perlegen or its investors. As of June 30, 2005, the Company had reduced the carrying value of its investment to zero through the recording of its proportionate share of Perlegen’s operating losses.

In the fourth quarter of 2009, Perlegen ceased operations permanently, effective immediately, and the Company has no continuing or future obligation to or financial interest in Perlegen.

NOTE 13—COMMITMENTS AND CONTINGENCIES

Operating Leases

Affymetrix leases laboratory, office and manufacturing facilities under non-cancelable operating leases that expire at various times through 2016. Some of these leases contain renewal options ranging from two to five years and escalation clauses. Rent expense related to operating leases for the years ended December 31, 2009, 2008 and 2007 was approximately $10.2 million, $11.0 million and $14.6 million, respectively. In connection with some of these facility leases, the Company has made security deposits totaling $3.0 million, which are included in long-term other assets in the Consolidated Balance Sheets.

Future minimum lease obligations, net of sublease income, at December 31, 2009 under all non-cancelable operating leases are as follows (in thousands):

For the Year Ending December 31,	Amount
2010	$8,907
2011	7,224
2012	6,698
2013	4,861
2014	461
Thereafter	527
Total	$28,678

Sublease income is expected to be approximately $0.8 million for fiscal years 2010 and 2011, $0.9 million for fiscal year 2012, $0.5 million for fiscal 2013 and $0 thereafter.

Product Warranty Commitment

The Company provides for anticipated warranty costs at the time the associated revenue is recognized. Product warranty costs are estimated based upon the Company’s historical experience and the warranty period. The Company periodically reviews the adequacy of its warranty reserve and adjusts, if necessary, the warranty percentage and accrual based on actual experience and estimated costs to be incurred. In 2009, we experienced more warranty claims for instruments than expected. Information regarding the changes in the Company’s product warranty liability for the years ended December 31, 2007 and 2008 is as follows (in thousands):

Amount
Balance at December 31, 2007	$3,007
New warranties issued	2,542
Repairs and replacements	(3,278)
Adjustments	(667)
Balance at December 31, 2008	$1,604
New warranties issued	3,016
Repairs and replacements	(3,526)
Adjustments	591
Balance at December 31, 2009	$1,685

Non-Cancelable Supply Agreements

As of December 31, 2009, the Company had approximately $1.0 million of non-cancelable inventory supply agreements that are in effect through 2010.

Indemnifications

From time to time the Company has entered into indemnification provisions under certain of its agreements with other companies in the ordinary course of business, typically with business partners, customers, and suppliers. Pursuant to these agreements, the Company generally indemnifies, holds harmless, and agrees to reimburse the indemnified parties on a case by case basis for losses suffered or incurred by the indemnified parties in connection with any U.S. patent or other intellectual property infringement claim by any third party with respect to its products. The term of these indemnification provisions is generally perpetual from the time of the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. In addition, the Company has entered into indemnification agreements with its officers and directors. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As of December 31, 2009, the Company had not accrued a liability for this guarantee, because the likelihood of incurring a payment obligation in connection with this guarantee is remote.

Legal Proceedings

The Company has been in the past, and continues to be, a party to litigation which has consumed, and may continue to consume, substantial financial and managerial resources. The following are material legal proceedings to which the Company or one or more of its subsidiaries is a party:

Illumina Lawsuit

On May 4, 2009 and November 3, 2009, the Company was named as a defendant in two separate complaints filed by plaintiff, Illumina, Inc., in the U.S. District Court for the Western District of Wisconsin. In the complaints, plaintiff alleges that the Company is infringing Patent No. 7,510,841 and Patent No. 7,612,020 by making and selling certain of the GeneChip® products. Plaintiff seeks a permanent injunction enjoining the Company from further infringement and unspecified monetary damages. The two separate complaints have been consolidated into a single case.  The case has been set for trial in Wisconsin on March 14, 2011. The Company will vigorously defend against all of plaintiff’s claims.

E8 Pharmaceuticals LLC

On July 1, 2008, the Company was named as a defendant in a complaint filed by plaintiffs E8 Pharmaceuticals LLC and Massachusetts Institute of Technology ("MIT") in the United States District Court of Massachusetts. In the complaint, the plaintiffs allege that the Company is infringing one patent owned by MIT and licensed to E8 Pharmaceuticals by making and selling the Company’s GeneChip® products to customers and teaching its customers how to use the products. The plaintiffs seek a permanent injunction enjoining the Company from further infringement, unspecified monetary damages, enhanced damages pursuant to 35 U.S.C. § 284, costs, attorneys’ fees and other relief as the court deems just and proper. The Company will vigorously defend against all of the plaintiffs’ claims.

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

NOTE 14—SENIOR CONVERTIBLE NOTES

3.50% Senior Convertible Notes

On November 13, 2007, the Company issued $316.3 million principal amount of 3.50% Senior Convertible Notes (the “3.50% Notes”) due January 15, 2038. The net proceeds after issuance costs from the 3.50% Notes offering were approximately $309.4 million. The 3.50% Notes bear interest of 3.50% per year on the principal amount payable semi-annually in arrears on January 15 and July 15 of each year. The Company incurred underwriter discount and issuance costs of approximately $6.9 million, which are being amortized over the effective life of the 3.50% Notes which is five years, the period up to the first date that the holders of the 3.50% Notes (the “Holders”) can require the Company to repurchase the notes.

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

The 3.50% Notes are unsecured and rank equally with the Company’s other existing and future senior indebtedness. The 3.50% Notes are structurally subordinated to any current or future indebtedness and other liabilities of the Company’s subsidiaries.

In the second quarter of 2009, the Company repurchased approximately $69.1 million of aggregate principal amount of the 3.50% Notes. The Company paid out total cash considerations of $50.6 million, including accrued interest of $0.9 million, and recognized a gain of $17.4 million, net of transaction costs of $0.9 million and accelerated amortization of deferred financing costs of $1.0 million. As of December 31, 2009, the balance remaining on the 3.50% Notes was $247.2 million.

0.75% Senior Convertible Notes

On December 10, 2003, the Company issued $120.0 million of 0.75% Senior Convertible Notes (the “0.75% Notes”) due December 15, 2033. The net proceeds after issuance costs from the 0.75% Notes offering were approximately $116.0 million, net of broker discounts and issuance costs of $3.8 million and bore interest of 0.75% per year on the principal amount payable semi-annually in arrears on June 15 and December 15 of each year, beginning June 15, 2004. The 0.75% Notes had an effective life of five years, the period up to the first date that the holders of the 0.75% Notes could require the Company to repurchase the notes.

The 0.75% Notes were convertible into 32.2431 shares of Affymetrix common stock per $1,000 principal amount of notes which equated to 3,869,172 shares of common stock, or a conversion price equivalent of $31.01 per share of common stock. The conversion rate was subject to adjustment upon the occurrence of certain specified events.

On December 15, 2008, the Company repurchased $119.9 million of the $120.0 million of 0.75% Notes as the holders of the 0.75% notes exercised their option to require the Company to repurchase the 0.75% Notes at a price equal to 100% of the principal amount of the 0.75% Notes plus accrued and unpaid interest. The balance of the 0.75% Notes at December 31, 2009 was less than $0.1 million.

NOTE 15—STOCKHOLDERS’ EQUITY

Stockholder Rights Plan

In February 2010, the Company’s existing stockholder rights plan expired and no further plan has been adopted.

Stock-Based Compensation Plans

The Company has a stock-based compensation program that provides the Board of Directors broad discretion in creating equity incentives for employees, officers, directors and consultants. This program includes incentive and non-qualified stock options and non-vested stock awards (also known as restricted stock) granted under various stock plans. Stock options are generally time-based, vesting 25% on each annual anniversary of the grant date over four years and expire 7 to 10 years from the grant date. Non-vested restricted stock awards are generally time-based, vesting 25% per year beginning on the date of hire and on each of the second, third and fourth anniversaries of the grant date. As of December 31, 2009, the Company had approximately 2.0 million shares of common stock reserved for future issuance under its stock-based compensation plans. New shares are issued as a result of stock option exercises and non-vested restricted stock awards. A more detailed description of the Company’s current stock option plans follows below.

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

In 2000, the Board of Directors adopted the 2000 Equity Incentive Plan (the “2000 Stock Plan”), which was amended and restated in 2001, under which restricted shares, stock units, stock options and stock appreciation rights may be granted to employees, outside directors and consultants. Options granted under the 2000 Stock Plan expire no later than ten years from the date of grant. The option price shall be at least 100% of the fair value of the Company’s common stock on the date of grant (110% in certain circumstances), as determined by the Board of Directors. Options may be granted with different vesting terms from time to time as determined by the Board of Directors. In 2008, the 2000 Stock Plan was amended and restated to increase share availability by 4,200,000 shares bringing the total shares of common stock authorized for issuance under the 2000 Stock Plan to 11,700,000. No additional shares were authorized in 2009.

The following table sets forth the total stock-based compensation expense resulting from stock options and non-vested stock awards included in the Company’s Condensed Consolidated Statements of (Loss) Income (in thousands):

	Years Ended December 31,
	2009	2008	2007
Costs of product sales	$1,677	$1,305	$1,107
Research and development	2,207	1,665	2,064
Selling, general and administrative	7,264	4,641	7,215
Restructuring	-	-	340
Total stock-based compensation expense	$11,148	$7,611	$10,726

As of December 31, 2009, $23.0 million of total unrecognized stock-based compensation expense related to non-vested awards is expected to be recognized over the respective vesting terms of each award through 2013. The weighted-average term of the unrecognized stock-based compensation expense is 2.8 years.

Stock Options

The fair value of options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2009	2008	2007
Risk free interest rate	1.7%	3.0%	4.4%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	70%	44%	42%
Expected option term (in years)	4.1	4.5	4.5

The risk free interest rate for periods within the contractual life of the Company’s stock options is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term is derived from an analysis of the Company’s historical exercise trends over ten years. The expected volatility for the years ended December 31, 2009 and 2008 is based on a blend of historical and market-based implied volatility. Using the assumptions above, the weighted-average grant date fair value of options granted during the years ended December 31, 2009, 2008 and 2007 was $3.03, $4.32 and $10.18, respectively.

Activity under the Company’s stock plans for the year ended December 31, 2009 is as follows (in thousands, except per share amounts):

		Weighted-Average	Weighted-Average	Aggregate
		Exercise Price	Remaining	Intrinsic
	Shares	Per Share	Contractual Terms	Value
			(in years)
Outstanding at December 31, 2008	6,257	$23.09
Grants	2,217	5.60
Exercises	(4)	3.55
Forfeitures or expirations	(2,254)	26.27
Outstanding at December 31, 2009	6,216	$15.72	4.92	$3,022

Exercisable at December 31, 2009	2,344	$26.44	3.32	$95

Vested and expected to vest at December 31, 2009	5,574	$16.56	4.78	$2,523

The following table summarizes information concerning currently outstanding and exercisable options at December 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-Average		Weighted-Average
		Remaining	Exercise Price		Exercise Price
Range of Exercise Prices	Number	Contractual Life	Per Share	Number	Per Share
	(in thousands)	(in years)		(in thousands)
$1.06 - $2.97	754	6.03	$2.93	25	$2.67
$3.07 - $5.74	613	6.31	$4.49	12	$4.61
$5.78 - $8.29	913	6.57	$8.26	11	$7.38
$8.71 - $10.29	1,418	5.47	$10.17	358	$10.18
$10.52 - $20.48	530	4.72	$16.90	258	$16.18
$20.50 - $25.71	679	3.74	$23.38	477	$23.25
$25.75 - $35.50	857	2.62	$29.72	764	$29.95
$35.68 - $90.91	452	2.34	$45.35	439	$45.50
Total	6,216	4.92	$15.72	2,344	$26.44

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of its fourth quarter of 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2009. The amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised is less than $0.1 million, $0.3 million and $6.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Reserved Shares

At December 31, 2009, the Company has shares reserved for future issuance as follows (in thousands):

Options outstanding	6,216
Options available for future grants	2,033
Convertible subordinated notes	8,207
16,456

Restricted Stock

The following table summarizes the Company’s non-vested restricted stock activity for the year ended December 31, 2009 (in thousands, except per share amounts):

	Number	Weighted-Average
	of Shares	Grant Date Fair Value
Non-vested stock outstanding at December 31, 2008	1,638	$13.86
Granted	1,208	$5.46
Vested	(412)	$15.07
Forfeited	(333)	$11.31
Non-vested stock outstanding at December 31, 2009	2,101	$9.19

Total fair value of shares vested is $19.3 million and $22.7 million for the years ended December 31, 2009 and 2008, respectively.

NOTE 16—INCOME TAXES

The following table presents the U.S. and foreign components of consolidated (loss) income before income taxes and the (benefit) provision for income taxes (in thousands):

	Year Ended December 31,
	2009	2008	2007
(LOSS) INCOME BEFORE INCOME TAXES:
U.S.	$(25,150)	$(244,479)	$11,372
Foreign	1,083	2,478	6,910
(Loss) income before income taxes	$(24,067)	$(242,001)	$18,282

(BENEFIT) PROVISION FOR INCOME TAXES:
Current:
Federal	$(2,248)	$12,042	$153
State	25	2,780	14
Foreign	2,123	2,598	2,002
Subtotal	(100)	17,420	2,169
Deferred:
Federal	-	43,012	5,251
State	-	5,317	(1,207)
Foreign	(58)	169	(524)
Subtotal	(58)	48,498	3,520
(Benefit) provision for income taxes	$(158)	$65,918	$5,689

The difference between the (benefit) provision for income taxes and the amount computed by applying the federal statutory income tax rate (35%) to (loss) income before taxes is explained as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Tax at federal statutory rate	$(8,423)	$(84,700)	$6,398
State taxes, net	(2,315)	(3,344)	(1,213)
Non-deductible stock compensation	659	294	559
Foreign rate differential	1,686	1,543	164
Research credits	(1,772)	(1,142)	(849)
Goodwill impairment	-	64,986	-
Change in valuation allowance	8,968	85,603	-
Other	1,039	2,678	630
	$(158)	$65,918	$5,689

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s assets are as follows (in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$48,209	$38,501
Tax credit carryforwards	38,710	39,426
Deferred revenue	1,802	1,768
Capitalized research and development costs	799	1,012
Intangibles	22,536	23,776
Stock-based compensation	5,629	9,085
Accrued compensation	2,432	2,701
Accrued warranty	676	639
Inventory reserve	3,101	4,976
Reserves and other	12,323	11,657
Depreciation and amortization	21,184	18,176
Other, net	2,626	3,404
Total deferred tax assets	160,027	155,121
Valuation allowance for deferred tax assets	(139,343)	(139,712)
Net deferred tax assets	20,684	15,409
Net deferred tax liabilities:
Acquired intangibles	(4,900)	(6,728)
Cancellation of debt	(6,767)	-
Other, net	(3,125)	(2,840)
Total deferred tax liabilities	(14,792)	(9,568)
Net deferred tax assets	$5,892	$5,841

As of December 31, 2009, the Company had total net operating loss carryforwards of $242.2 million, comprised of $134.9 million for U.S. federal purposes, which expire in the years 2020 through 2029 if not utilized, and $107.3 million for state purposes, the majority of which expire in the years 2011 through 2029 if not utilized. Additionally, the Company has federal research and development tax credit carryforwards of approximately $21.5 million, which expire in the years 2012 through 2029 if not utilized. The Company also has state research and development tax credit carryforwards and other various tax credit carryforwards of approximately $35.7 million. Substantially all of the state tax credits can be carried forward indefinitely. Utilization of net operating loss and tax credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation may result in the expiration of the net operating loss before utilization.

As of December 31, 2009, the Company has recorded a full valuation allowance against the US deferred tax assets, net of reserves for uncertain tax positions. The valuation allowance decreased by $0.4 million and increased by $75.1 million for the years ended December 31, 2009 and 2008, respectively. The decrease during fiscal year 2009 is attributable to the utilization of tax credits.  Approximately $34.9 million of the valuation allowance as of December 31, 2009 is attributable to the income tax benefits of stock-based compensation, the benefit of which will be credited to stockholders’ equity when, and if, realized.

Not included in the deferred tax assets as of December 31, 2009 is approximately $4.2 million of tax benefits related to stock-based compensation. When realized, the tax benefit of these assets will be accounted for as a credit to stockholders’ equity, rather than a reduction of the income tax provision.

As of December 31, 2009, cumulative un-remitted foreign earnings that are considered to be permanently invested outside the United States and on which no U.S. taxes have been provided were approximately $24.0 million. The residual U.S. tax liability, if such amounts were remitted, would be nominal.

Of the total tax benefits realized from the stock-based compensation the amounts recorded to stockholders’ equity were approximately $1.4 million and $11.7 million for the years ended December 31, 2009 and 2008 respectively.

A portion of the Company’s operations in Singapore operate under various tax holidays and tax incentive programs, which expire in whole or in part at various dates through 2017. There was a minimal net impact of these tax holidays and tax incentive programs for the year ended December 31, 2009.

The following table presents the total amount of gross unrecognized tax benefits (in thousands):

	2009	2008
Unrecognized tax benefits, beginning of year	$18,545	$17,350
Gross increases - tax positions in prior period	1,004	328
Gross decreases - tax positions in prior period	(731)	(263)
Gross increases - current period tax positions	1,048	1,130
Settlements	-	-
Unrecognized tax benefits, end of year	$19,866	$18,545

If recognized, the amount of unrecognized tax benefits that would impact income tax expense is $2.1 million. As of December 31, 2009, the Company does not anticipate any material changes to the amount of unrecognized tax benefits during the next 12 months. The Company classifies interest and penalties related to tax positions as components of income tax expense. For the year ended December 31, 2009, the amount of accrued interest and penalties related to tax uncertainties was approximately $0.1 million for a total cumulative amount included in non-current income taxes payable of $0.4 million as of December 31, 2009.

The Company files U.S. federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. Our major tax jurisdictions are the U.S., California, Singapore, and the U.K. The federal and California statute of limitations on assessment remain open for the tax years 1992 through 2009. The major foreign jurisdictions remain open for examination in general for tax years 2006 through 2009.

NOTE 17—SEGMENT AND GEOGRAPHIC INFORMATION

The Company has determined that it operates in one segment as it only reports operating results on an aggregate basis to the chief operating decision maker of the Company.

The Company reported total revenue by region as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Customer location:
United States	$190,257	$269,159	$197,677
Europe	87,061	92,487	114,188
Japan	22,588	23,861	31,572
Other	27,188	24,742	27,883
Total	$327,094	$410,249	$371,320

Excluding a $90 million one-time, non-refundable intellectual property payment received in January 2008, there were no customers representing 10% or more of total revenue in 2009, 2008 and 2007.

The Company’s long-lived assets other than purchased intangible assets, which the Company does not allocate to specific geographic locations as it is impracticable to do so, are composed principally of net property, plant and equipment.

Net property, plant and equipment, classified by major geographic areas in which the Company operates was as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Net property, plant and equipment:
United States	$51,262	$67,680	$107,028
Singapore	15,510	20,164	35,275
Other countries	1,410	1,501	1,581
Total	$68,182	$89,345	$143,884

NOTE 18—DEFINED-CONTRIBUTION SAVINGS PLANS

401(k) Plan

The Company maintains a defined-contribution savings plan which is qualified under Section 401(k) of the Internal Revenue Code. The plan covers substantially all full-time U.S. employees. Participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Company’s expense associated with matching employee contributions for the years ended December 31, 2009, 2008 and 2007 totaled $3.2 million, $3.3 million and $3.7 million, respectively. Company contributions to employees vest ratably over four years.

Director and Executive Deferred Compensation Plan

In December 2004, the Board of Directors approved the creation of the Affymetrix, Inc. Deferred Compensation Plan (the “Plan”). The Plan provides directors, executive officers and other eligible employees with the opportunity to enter into agreements to defer specified percentages of their cash compensation derived from base salary, bonus awards and other specified compensation (including director fees). Distributions occur upon termination of service (or the 6-month anniversary after termination), death, or upon such other dates that may be elected by the participant in accordance with the terms of the Plan. Generally, participants may elect for distributions of deferred amounts upon termination or death to be paid in the form of either a lump sum or in annual installments. Distributions would be made in the event of a change of control of Affymetrix. Deferrals are adjusted for gain or loss based on the performance of one or more investment options selected by the participant from among investment funds chosen by the Compensation Committee of the Board. The Company in its sole discretion may suspend or terminate the Plan or revise or amend it in any respect, except that no such action may reduce vested amounts credited to deferral accounts, and such accounts will continue to be owed to the participants or beneficiaries and will continue to be a liability of the Company until paid. For the years ended December 31, 2009 and 2008, the Company incurred no significant expenses in connection with the Plan.

NOTE 19—UNAUDITED QUARTERLY FINANCIAL INFORMATION

	2009				2008
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share amounts)
Total revenue	$88,788	$78,191	$81,554	$78,561	$78,574	$75,189	$86,911	$169,575
Total cost of goods sold	$34,980	$35,870	$37,452	$42,024	$43,318	$38,167	$39,000	$31,655
Net income (loss)	$2,795	$(8,819)	$7,320	$(25,205)	$(318,716)	$(31,820)	$(3,635)	$46,252
Basic net income (loss) per common share	$0.04	$(0.13)	$0.11	$(0.37)	$(4.65)	$(0.46)	$(0.05)	$0.68
Diluted net income (loss) per common share	$0.04	$(0.13)	$0.11	$(0.37)	$(4.65)	$(0.46)	$0.05	$0.58

In the second quarter of 2009, the Company recognized a gain of $17.4 million as part of the repurchase of its 3.50% Notes. In 2008, the Company recognized a one-time, nonrefundable $90 million intellectual property payment in total revenue and a goodwill impairment charge of $239.1 million.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

The effectiveness of our internal control over financial reporting as of December 31, 2009, has been audited by Ernst &Young LLP, our independent registered public accounting firm, as stated in their report which is included as follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Affymetrix, Inc.

We have audited Affymetrix, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Affymetrix, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Affymetrix, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Affymetrix, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 31, 2009 of Affymetrix, Inc. and our report dated March 1, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California March 1, 2010

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

ITEM 9B.  OTHER INFORMATION

The 2010 Annual Meeting of Stockholders of Affymetrix will take place on Friday, May 14, 2010. The Board of Directors set March 22, 2010 as the record date for the meeting.

As previously disclosed in our proxy statement dated May 11, 2009, proposals of stockholders intended to be included in our proxy statement for our 2010 annual meeting must have been received by us no later than January 15, 2010 in order to be included in our proxy statement and form of proxy relating to the meeting. Stockholders intending to present a proposal at the 2010 annual meeting, but not to include the proposal in our proxy statement, must submit a written notice of intent to present such a proposal to the Secretary at our principal executive offices no later than March 11, 2010.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors and executive officers is incorporated by reference to the sections of the Company’s proxy statement for the 2010 Annual Meeting of Stockholders (the “Proxy Statement”) entitled “Election of Directors” and “Management.”

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

CODE OF ETHICS

Affymetrix has adopted a code of business conduct and ethics for directors, officers (including Affymetrix’ Chief Executive Officer, Chief Financial Officer and Corporate Controller) and employees, known as the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on Affymetrix’ website at www.affymetrix.com in the Corporate Governance section under the “Investors” link. Stockholders may request a free copy of the Code of Business Conduct and Ethics by sending an email request to investor@affymetrix.com.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)           Financial Statements. The financial statements as set forth under Item 8 of this Annual Report on Form 10-K are incorporated herein by reference.

(a)(2)           Financial Statement Schedule—Schedule II—Valuation and Qualifying Accounts. All other schedules have been omitted as they are not required, not applicable or the information is otherwise included.

(a)(3)           Exhibits:

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
2.1(1)	Agreement and Plan of Merger by and among Panomics, Inc., the Company, Panda Acquisition Corporation and the Equityholders’ Representative dated as of November 11, 2008.
3.1(2)	Restated Certificate of Incorporation.
3.2(3)	Amended and Restated Bylaws.
4.1(4)	Indenture dated as of December 15, 2003, between the Company and The Bank of New York, as Trustee.
4.2(5)	Indenture dated as of November 16, 2007, between the Company and the Bank of New York Trust Company, N.A. as Trustee.
10.1(6)‡	1993 Stock Plan, as amended.
10.2(6)‡	1996 Nonemployee Directors Stock Option Plan.
10.3(7)	Lease between Sobrato Interests and the Company dated June 12, 1996 (3380 Central Expressway, Santa Clara, CA).
10.4(7)	Lease between Sobrato Interests and the Company dated May 31, 1996 (3450 Central Expressway, Santa Clara, CA).
10.5(8)‡	1998 Stock Incentive Plan.
10.6(8)‡	Form of Officer and Director Indemnification Agreement.
10.7(9)‡	Amendment No. 1 to the 1996 Nonemployee Directors Stock Option Plan of the Company
10.8(10)‡	Amended and Restated 1996 Non-Employee Directors Stock Plan.
10.9(11)*	Common Terms Agreement between F. Hoffmann-La Roche Ltd. and the Company dated January 29, 2003.
10.10(11)*	License Agreement between F. Hoffmann-La Roche Ltd. and the Company dated January 29, 2003.
10.11(11)*	Affymetrix Instrument and Chip Supply Agreement between F. Hoffmann-La Roche Ltd. and the Company dated January 29, 2003.
10.12(11)*	Research & Development Collaboration Agreement between F. Hoffmann-La Roche Ltd. and the Company dated January 29, 2003.
10.13(11)*	Diagnostic Product and Instrument Agency Agreement between F. Hoffmann-La Roche Ltd. and the Company dated January 29, 2003.
10.14(11)*	Affymetrix Instrument Agency Agreement between F. Hoffmann-La Roche Ltd. and the Company dated January 29, 2003.
10.15(12)	Lease between Sobrato Interests and the Company dated July 3, 2002 (3420 Central Expressway, Santa Clara, CA).
10.16(12)	First Amendment to Lease between Sobrato Interests and the Company dated September 30, 2003 (3420 Central Expressway, Santa Clara, CA).
10.17(13)‡	Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan, as adopted effective March 9, 2000 and amended through June 23, 2008.
10.18(14)‡	Form of Non-Qualified Stock Option Agreement under the Affymetrix, Inc. Amended and Restated 1996 Non-Employee Directors Stock Plan.
10.19(1)‡	Form of Stock Option Agreement under the Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan.

10.20(A)(15)‡	Nonqualified Supplemental Deferred Compensation Plan of the Company
10.20(B)(15)‡	Nonqualified Supplemental Deferred Compensation Plan Adoption Agreement.
10.21(16)	Fifth Amendment to Lease between Sobrato Interests and the Company dated July 3, 2002 (3380 Central Expressway, Santa Clara, CA).
10.22(16)	First Amendment to Lease between Sobrato Interests and the Company dated July 3, 2002 (3450 Central Expressway, Santa Clara, CA).
10.23(17)	Lease between Keppel Logistics Pte Ltd. and Affymetrix Pte Ltd. dated as of January 1, 2006 (7 Gul Circle, Singapore 629363).
10.24(1)‡	Form of Restricted Stock Agreement under the Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan.
10.25(18)‡	Offer Letter from the Company to Kevin M. King dated December 18, 2006.
10.26(19)**	Amendment Agreement dated December 22, 2006 by and among F. Hoffmann-La Roche Ltd., Roche Molecular Systems, Inc. and the Company
10.27(20)‡	Offer Letter from the Company to John C. Batty dated May 16, 2007.
10.28(1)	Settlement and Release Agreement dated January 9, 2008 between the Company and Illumina, Inc.
10.29(22)	Affymetrix, Inc. Change of Control Plan, as amended through November 5, 2008.
10.30(2)‡	Offer Letter from the Company to John F. (Rick) Runkel dated October 6, 2008.
10.31(1)	Offer Letter from the Company to Frank Witney dated November 7, 2008.
10.32(23)	First Amendment to Affymetrix, Inc. 1998 Stock Incentive Plan.
10.33(24)	Stipulation of Settlement regarding the Affymetrix Derivative Litigation in the United States District Court, Northern District of California.
10.34	Offer Letter from the Company to Andrew J. Last, Ph.D. dated November 2, 2009.
10.35	Lease Agreement between SBP Limited Partnership and the Company dated August 10, 2008 (26309 Miles Road, Warrensville Heights, OH).
10.36	First Amendment and Lease Expansion Agreement between SBP Limited Partnership and the Company dated May 20, 2009 (26309 Miles Road, Warrensville Heights, OH).
10.37	Lease Agreement between OTR, acting as the duly authorized nominee of The State Teacher Retirement System of Ohio and Anatrace, Inc. dated February 14, 2001 (434 Dussel Drive, Maumee, OH).
10.38	Assignment and Assumption of Lease between Anatrace, Inc. and USB Acquisition dated April 30, 2005 (434 Dussel Drive, Maumee, OH).
21	List of Subsidiaries.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Registrant’s Form 10-K as filed on March 2, 2009 (File No. 000-28218).

(2)	Incorporated by reference to Registrant’s Form 8-K as filed on June 13, 2000 (File No. 000-28218).

(3)	Incorporated by reference to Registrant’s Form 10-Q as filed on August 7, 2009 (File No. 000-28218).

(4)	Incorporated by reference to Registrant’s Form S-3 as filed on January 29, 2004 (File No. 333-112311).

(5)	Incorporated by reference to Registrant’s Form 8-K as filed on November 19, 2007 (File No. 000-28218).

(6)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-3648), as amended.

(7)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q as filed on August 14, 1996 (File No. 000-28218).

(8)	Incorporated by reference to Registrant’s Report on Form 10-K as filed on March 31, 1999 (File No. 000-28218).

(9)	Incorporated by reference to Registrant’s Registration Statement on Form S-3 as filed on July 12, 1999 (File No. 333-82685), as amended.

(10)	Incorporated by reference to Registrant’s Form 10-Q as filed on May 15, 2001 (File No. 000-28218).

(11)	Incorporated by reference to Registrant’s Form 10-Q as filed on May 15, 2003 (File No. 000-28218).

(12)	Incorporated by reference to Registrant’s Form 10-K as filed on March 15, 2004 (File No. 000-28218).

(13)	Incorporated by reference to Registrant’s Form 10-Q as filed on August 8, 2008 (File No. 000-28218).

(14)	Incorporated by reference to Registrant’s Form 10-Q as filed on November 9, 2004 (File No. 000-28218).

(15)	Incorporated by reference to Registrant’s Form 8-K as filed on November 7, 2008 (File No. 000-28218).

(16)	Incorporated by reference to Registrant’s Form 10-K as filed on March 16, 2005 (File No. 000-28218).

(17)	Incorporated by reference to Registrant’s Form 10-K as filed on March 9, 2006 (File No. 000-28218).

(18)	Incorporated by reference to Registrant’s Form 8-K as filed on December 19, 2006 (File No. 000-28218).

(19)	Incorporated by reference to Registrant’s Form 8-K as filed on December 22, 2006 (File No. 000-28218).

(20)	Incorporated by reference to Registrant’s Form 8-K as filed on June 6, 2007 (File No. 000-28218).

(21)	Incorporated by reference to Registrant’s Form 10-K as filed on February 29, 2008 (File No. 000-28218).

(22)	Incorporated by reference to Registrant’s Form 10-Q as filed on November 7, 2008 (File No. 000-28218).

(23)	Incorporated by reference to Registrant’s Form S-8 as filed on April 18, 2001 (File No. 333-59158).

(24)	Incorporated by reference to Registrant’s Form 8-K as filed on May 20, 2009 (File No. 000-28218).

‡	Management contract, compensatory plan, contract or arrangement

*	Confidential treatment granted

**	Confidential treatment requested

AFFYMETRIX, INC.
Schedule II—Valuation and Qualifying Accounts
(in thousands)

		Additions
	Balance at	Charged to
	Beginning of	Operations or	Write-offs, net	Balance at
	Period	Other Accounts (1)	of recoveries	End of Period
Allowance for Doubtful Accounts:

Year Ended December 31, 2009	$2,213	$(87)	$(273)	$1,853

Year Ended December 31, 2008	$2,372	$683	$(842)	$2,213

Year Ended December 31, 2007	$1,534	$934	$(96)	$2,372

(1)	2008 includes $0.1 million for USB Opening Balance Sheet

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Affymetrix, Inc. (Registrant)

March 1, 2010	By:	/s/ Kevin M. King
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

	Name	Title	Date

By:	/s/ Kevin M. King	Director, President and Chief Executive Officer	March 1, 2010
	Kevin M. King	(Principal Executive Officer)

By:	/s/ John C. Batty	Executive Vice President and Chief Financial Officer	March 1, 2010
	John C. Batty	(Principal Financial and Accounting Officer)

By:	/s/ Stephen P.A. Fodor, Ph.D.	Founder and Executive Chairman of the Board	March 1, 2010
Stephen P.A. Fodor, Ph.D.

By:	/s/ Paul Berg, Ph.D.	Director	March 1, 2010
Paul Berg, Ph.D.

By:	/s/ John D. Diekman, Ph.D.	Director	March 1, 2010
John D. Diekman, Ph.D.

By:	/s/ Gary S. Guthart, Ph.D.	Director	March 1, 2010
Gary S. Guthart, Ph.D.

By:	/s/ Robert H. Trice, Ph.D.	Director	March 1, 2010
Robert H. Trice, Ph.D.

By:	/s/ Robert P. Wayman	Director	March 1, 2010
Robert P. Wayman

By:	/s/ John A. Young	Director	March 1, 2010
John A. Young

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
2.1(1)	Agreement and Plan of Merger by and among Panomics, Inc., the Company, Panda Acquisition Corporation and the Equityholders’ Representative dated as of November 11, 2008.
3.1(2)	Restated Certificate of Incorporation.
3.2(3)	Amended and Restated Bylaws.
4.1(4)	Indenture dated as of December 15, 2003, between the Company and The Bank of New York, as Trustee.
4.2(5)	Indenture dated as of November 16, 2007, between the Company and the Bank of New York Trust Company, N.A. as Trustee.
10.1(6)‡	1993 Stock Plan, as amended.
10.2(6)‡	1996 Nonemployee Directors Stock Option Plan.
10.3(7)	Lease between Sobrato Interests and the Company dated June 12, 1996 (3380 Central Expressway, Santa Clara, CA).
10.4(7)	Lease between Sobrato Interests and the Company dated May 31, 1996 (3450 Central Expressway, Santa Clara, CA).
10.5(8)‡	1998 Stock Incentive Plan.
10.6(8)‡	Form of Officer and Director Indemnification Agreement.
10.7(9)‡	Amendment No. 1 to the 1996 Nonemployee Directors Stock Option Plan of the Company
10.8(10)‡	Amended and Restated 1996 Non-Employee Directors Stock Plan.
10.9(11)*	Common Terms Agreement between F. Hoffmann-La Roche Ltd. and the Company dated January 29, 2003.
10.10(11)*	License Agreement between F. Hoffmann-La Roche Ltd. and the Company dated January 29, 2003.
10.11(11)*	Affymetrix Instrument and Chip Supply Agreement between F. Hoffmann-La Roche Ltd. and the Company dated January 29, 2003.
10.12(11)*	Research & Development Collaboration Agreement between F. Hoffmann-La Roche Ltd. and the Company dated January 29, 2003.
10.13(11)*	Diagnostic Product and Instrument Agency Agreement between F. Hoffmann-La Roche Ltd. and the Company dated January 29, 2003.
10.14(11)*	Affymetrix Instrument Agency Agreement between F. Hoffmann-La Roche Ltd. and the Company dated January 29, 2003.
10.15(12)	Lease between Sobrato Interests and the Company dated July 3, 2002 (3420 Central Expressway, Santa Clara, CA).
10.16(12)	First Amendment to Lease between Sobrato Interests and the Company dated September 30, 2003 (3420 Central Expressway, Santa Clara, CA).
10.17(13)‡	Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan, as adopted effective March 9, 2000 and amended through June 23, 2008.
10.18(14)‡	Form of Non-Qualified Stock Option Agreement under the Affymetrix, Inc. Amended and Restated 1996 Non-Employee Directors Stock Plan.
10.19(1)‡	Form of Stock Option Agreement under the Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan.
10.20(A)(15)‡	Nonqualified Supplemental Deferred Compensation Plan of the Company
10.20(B)(15)‡	Nonqualified Supplemental Deferred Compensation Plan Adoption Agreement.
10.21(16)	Fifth Amendment to Lease between Sobrato Interests and the Company dated July 3, 2002 (3380 Central Expressway, Santa Clara, CA).
10.22(16)	First Amendment to Lease between Sobrato Interests and the Company dated July 3, 2002 (3450 Central Expressway, Santa Clara, CA).
10.23(17)	Lease between Keppel Logistics Pte Ltd. and Affymetrix Pte Ltd. dated as of January 1, 2006 (7 Gul Circle, Singapore 629363).
10.24(1)‡	Form of Restricted Stock Agreement under the Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan.
10.25(18)‡	Offer Letter from the Company to Kevin M. King dated December 18, 2006.
10.26(19)**	Amendment Agreement dated December 22, 2006 by and among F. Hoffmann-La Roche Ltd., Roche Molecular Systems, Inc. and the Company
10.27(20)‡	Offer Letter from the Company to John C. Batty dated May 16, 2007.
10.28(21)	Settlement and Release Agreement dated January 9, 2008 between the Company and Illumina, Inc.
10.29(22)	Affymetrix, Inc. Change of Control Plan, as amended through November 5, 2008.
10.30(22)‡	Offer Letter from the Company to John F. (Rick) Runkel dated October 6, 2008.

10.31(1)	Offer Letter from the Company to Frank Witney dated November 7, 2008.
10.32(23)	First Amendment to Affymetrix, Inc. 1998 Stock Incentive Plan.
10.33(24)	Stipulation of Settlement regarding the Affymetrix Derivative Litigation in the United States District Court, Northern District of California.
10.34	Offer Letter from the Company to Andrew J. Last, Ph.D. dated November 2, 2009.
10.35	Lease Agreement between SBP Limited Partnership and the Company dated August 10, 2008 (26309 Miles Road, Warrensville Heights, OH).
10.36	First Amendment and Lease Expansion Agreement between SBP Limited Partnership and the Company dated May 20, 2009 (26309 Miles Road, Warrensville Heights, OH).
10.37	Lease Agreement between OTR, acting as the duly authorized nominee of The State Teacher Retirement System of Ohio and Anatrace, Inc. dated February 14, 2001 (434 Dussel Drive, Maumee, OH).
10.38	Assignment and Assumption of Lease between Anatrace, Inc. and USB Acquisition dated April 30, 2005 (434 Dussel Drive, Maumee, OH).
21	List of Subsidiaries.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Registrant’s Form 10-K as filed on March 2, 2009 (File No. 000-28218).

(2)	Incorporated by reference to Registrant’s Form 8-K as filed on June 13, 2000 (File No. 000-28218).

(3)	Incorporated by reference to Registrant’s Form 10-Q as filed on August 7, 2009 (File No. 000-28218).

(4)	Incorporated by reference to Registrant’s Form S-3 as filed on January 29, 2004 (File No. 333-112311).

(5)	Incorporated by reference to Registrant’s Form 8-K as filed on November 19, 2007 (File No. 000-28218).

(6)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-3648), as amended.

(7)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q as filed on August 14, 1996 (File No. 000-28218).

(8)	Incorporated by reference to Registrant’s Report on Form 10-K as filed on March 31, 1999 (File No. 000-28218).

(9)	Incorporated by reference to Registrant’s Registration Statement on Form S-3 as filed on July 12, 1999 (File No. 333-82685), as amended.

(10)	Incorporated by reference to Registrant’s Form 10-Q as filed on May 15, 2001 (File No. 000-28218).

(11)	Incorporated by reference to Registrant’s Form 10-Q as filed on May 15, 2003 (File No. 000-28218).

(12)	Incorporated by reference to Registrant’s Form 10-K as filed on March 15, 2004 (File No. 000-28218).

(13)	Incorporated by reference to Registrant’s Form 10-Q as filed on August 8, 2008 (File No. 000-28218).

(14)	Incorporated by reference to Registrant’s Form 10-Q as filed on November 9, 2004 (File No. 000-28218).

(15)	Incorporated by reference to Registrant’s Form 8-K as filed on November 7, 2008 (File No. 000-28218).

(16)	Incorporated by reference to Registrant’s Form 10-K as filed on March 16, 2005 (File No. 000-28218).

(17)	Incorporated by reference to Registrant’s Form 10-K as filed on March 9, 2006 (File No. 000-28218).

(18)	Incorporated by reference to Registrant’s Form 8-K as filed on December 19, 2006 (File No. 000-28218).

(19)	Incorporated by reference to Registrant’s Form 8-K as filed on December 22, 2006 (File No. 000-28218).

(20)	Incorporated by reference to Registrant’s Form 8-K as filed on June 6, 2007 (File No. 000-28218).

(21)	Incorporated by reference to Registrant’s Form 10-K as filed on February 29, 2008 (File No. 000-28218).

(22)	Incorporated by reference to Registrant’s Form 10-Q as filed on November 7, 2008 (File No. 000-28218).

(23)	Incorporated by reference to Registrant’s Form S-8 as filed on April 18, 2001 (File No. 333-59158).

(24)	Incorporated by reference to Registrant’s Form 8-K as filed on May 20, 2009 (File No. 000-28218).

‡	Management contract, compensatory plan, contract or arrangement

*	Confidential treatment granted

**	Confidential treatment requested