Form 10-Q
period 2010-03-31
AFFYMETRIX INC
filed 2010-05-06
CIK 913077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

COMMON SHARES OUTSTANDING ON APRIL 30, 2010: 70,835,652

AFFYMETRIX, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

AFFYMETRIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS:
Current assets:
Cash and cash equivalents	$75,771	$65,642
Restricted cash—short-term portion	1,591	1,686
Available-for-sale securities—short-term portion	225,588	213,377
Accounts receivable, net	58,140	64,933
Inventories	56,226	54,490
Deferred tax assets—current portion	1,216	1,172
Prepaid expenses and other current assets	14,738	15,903
Total current assets	433,270	417,203
Available-for-sale securities—long-term portion	43,493	64,760
Property and equipment, net	67,034	68,182
Acquired technology rights, net	47,019	49,855
Deferred tax assets—long-term portion	4,731	4,720
Restricted cash—long-term portion	1,109	1,109
Other assets	15,552	25,121
Total assets	$612,208	$630,950

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued liabilities	$47,845	$57,183
Deferred revenue—current portion	13,321	14,534
Total current liabilities	61,166	71,717
Deferred revenue—long-term portion	4,233	3,898
Other long-term liabilities	11,665	10,295
Convertible notes	247,201	247,201
Stockholders’ equity:
Common stock	708	710
Additional paid-in capital	735,239	733,378
Accumulated other comprehensive income	1,916	4,051
Accumulated deficit	(449,920)	(440,300)
Total stockholders’ equity	287,943	297,839
Total liabilities and stockholders’ equity	$612,208	$630,950

AFFYMETRIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
REVENUE:
Product sales	$73,443	$64,870
Services	4,463	11,556
Royalties and other revenue	2,281	2,135
Total revenue	80,187	78,561
COSTS AND EXPENSES:
Cost of product sales	28,459	34,434
Cost of services and other	4,589	7,590
Research and development	18,479	21,283
Selling, general and administrative	31,379	33,982
Restructuring charges	-	1,967
Total costs and expenses	82,906	99,256
Loss from operations	(2,719)	(20,695)
Interest income and other, net	(3,598)	(840)
Interest expense	2,432	3,177
Loss before income taxes	(8,749)	(24,712)
Income tax provision	871	493
Net loss	$(9,620)	$(25,205)

Basic and diluted net loss per common share	$(0.14)	$(0.37)

Shares used in computing basic and diluted net loss per common share	67,889	68,617

AFFYMETRIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,620)	$(25,205)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,713	13,217
Stock-based compensation	2,329	2,083
Realized loss on investments	4,468	1,206
Deferred tax assets	(55)	55
Amortization of debt offering costs	265	363
Impairment and loss (gain) on disposal of property and equipment	349	(613)
Changes in operating assets and liabilities:
Accounts receivable, net	6,740	3,261
Inventories	(1,736)	3,340
Prepaid expenses and other assets	4,231	5,701
Accounts payable and accrued liabilities	(9,338)	(7,167)
Deferred revenue	(878)	(192)
Other long-term liabilities	266	(227)
Net cash provided by (used in) operating activities	5,734	(4,178)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,216)	(3,823)
Purchases of available-for-sale securities	(153,200)	(183,333)
Proceeds from sales and maturities of available-for-sale securities	161,796	144,542
Purchase of technology rights	(250)	-
Net cash provided by (used in) investing activities	5,130	(42,614)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	(470)	(101)
Net cash used in financing activities	(470)	(101)
Effect of exchange rate changes on cash and cash equivalents	(265)	(385)
Net increase (decrease) in cash and cash equivalents	10,129	(47,278)
Cash and cash equivalents at beginning of period	65,642	113,292
Cash and cash equivalents at end of period	$75,771	$66,014

AFFYMETRIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(UNAUDITED)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. The condensed consolidated financial statements include the accounts of Affymetrix, Inc. and its wholly owned subsidiaries (“Affymetrix” or the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included.

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on March 1, 2010.

Use of Estimates

The preparation of the consolidated financial statements is in conformity with GAAP, which requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

Revenue Recognition

Overview

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. In instances where final acceptance of the product or system is required or performance obligations remain, revenue is deferred until all the acceptance criteria or performance obligations have been met.

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

Effective January 1, 2010, the Company early adopted the recently revised accounting guidance related to revenue recognition for multiple element arrangements on a prospective basis, which establishes the relative selling price method whereby the Company is required to allocate consideration to all deliverables at the inception of the arrangement based on their relative selling prices. In order to determine the selling price of a deliverable, the Company applies the following hierarchy: 1) vendor-specific objective evidence (“VSOE”); 2) third-party evidence if VSOE is not available; and 3) the Company’s best estimate of selling price for the deliverable if neither VSOE nor third-party evidence is available.

The Company primarily expects to utilize VSOE in determining the selling price of each deliverable in a multiple element arrangement as the Company historically has been able to establish fair value of a deliverable based on the price charged when it is sold separately. In the event that VSOE is not determinable, and where no third-party evidence is available, the Company will use estimated selling price in its allocation of arrangement consideration. Several factors are considered when determining the estimated selling price of a deliverable, including, but not limited to, the cost to produce the deliverable, the expected margin on that deliverable, the Company’s ongoing pricing strategy and policies and the value-added components of differentiated deliverables, if determinable.

The revised accounting guidance also refined the criteria for determining when a deliverable should be accounted for as a separate unit of accounting. Both of the following criteria must be met in order to be considered a separate unit of accounting: 1) the delivered item or items have value to the customer on a standalone basis; and 2) when a general right of return exists, the delivery or performance of an undelivered item is considered probable and under the control of the Company. The Company has determined that a deliverable has standalone value when the item is sold separately by the Company or another vendor or can be resold by the customer. The Company’s revenue arrangements generally do not have a general right of return. When a deliverable does not meet the criteria to be considered a separate unit of accounting, the Company groups it with other deliverables that, when combined, meet the criteria, and the appropriate allocation of arrangement consideration and revenue recognition is determined.

The Company determined that the impact of the change in accounting principal for revenue recognition on multiple element arrangements did not have a material impact on the revenue that was recognized in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2010 as a result of its adoption. Additionally, had the new accounting guidance been applied for the three months ended March 31, 2009 there would have been no material impact on the revenue recognized. The Company anticipates that the effect on the change in accounting principle on subsequent periods will be primarily dependent on the arrangements entered into, the ability to estimate selling prices when VSOE cannot be established and the timing of the delivery of products and services.

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

Net Loss Per Common Share

Basic net loss per common share is calculated using the weighted-average number of common shares outstanding during the period less the weighted-average shares subject to repurchase. Diluted loss per common share gives effect to dilutive common stock subject to repurchase, stock options and warrants (calculated based on the treasury stock method), and convertible debt (calculated using an as-if-converted method).

Diluted earnings per share include certain potential dilutive securities from outstanding stock options (on the treasury stock method), common stock subject to repurchase, outstanding warrants to purchase common stock and convertible notes (on the as-if-converted basis). The securities excluded from diluted earnings per common share, on an actual outstanding basis, were as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Employee stock options	5,820	6,598
Restricted stock subject to repurchase	1,828	2,074
Convertible notes	8,207	10,502
Total	15,855	19,174

Cash Equivalents, Available-for-Sale Securities and Investments

Marketable Securities

The Company’s investments consist of marketable equity and debt securities including U.S. government notes and bonds; corporate notes, bonds and asset-backed securities; mortgage-backed securities, municipal notes and bonds; and publicly traded equity securities. The Company reports all securities with maturities at the date of purchase of 90 days or less that are readily convertible into cash and have insignificant interest rate risk as cash equivalents. As of March 31, 2010 and December 31, 2009, the Company’s investments are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity. The cost of its marketable securities is adjusted for amortization of premiums and discounts to maturity. This amortization is included in interest income and other, net. Realized gains and losses, as well as interest income, on available-for-sale securities are also included in interest income and other, net. The cost of securities sold is based on the specific identification method. The fair values of securities are based on quoted market prices. The Company includes its available-for-sale securities that have an effective maturity of less than twelve months as of the balance sheet date in current assets and those with an effective maturity greater than twelve months as of the balance sheet date in non-current assets.

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

Non-marketable Securities

As part of the Company’s strategic efforts to gain access to potential new products and technologies, it invests in equity securities of certain private biotechnology companies. These investments are included in other assets in the Consolidated Balance Sheets and are carried at cost. The Company also invests in a limited partnership investment fund that is accounted for under the equity method. The Company periodically monitors the liquidity and financing activities of the respective investments to determine if any impairment exists and accordingly writes down to the extent necessary, the carrying value of the non-marketable equity securities to their estimated fair values. In order to determine whether a decline in value is other-than-temporary, the Company evaluates, among other factors: the duration and extent to which the fair value has been less than the carrying value; the financial condition of and business outlook of the issuer for the company, including key operational and cash flow metrics, current market conditions; and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in estimated fair value. The Company recognized $4.9 million of OTTI expense on an investment in a private biotechnology company in interest income and other, net in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2010. Refer to Note 2. “Fair Value of Financial Instruments” for further information.

Restructuring

The Company has in recent years engaged in restructuring actions, which require management to utilize significant estimates related to expenses for severance and other employee separation costs, lease cancellation, realizable values of assets that may become duplicative or obsolete, and other exit costs. If the actual amounts differ from the Company’s estimates, the amount of the restructuring charges could be materially impacted. Refer to Note 4. “Restructuring” for further information.

Recent Accounting Pronouncements

In March of 2010, Accounting Standards Codification Topic (“ASC”) 605, Revenue Recognition was amended to define a milestone and clarify that the milestone method of revenue recognition is a valid application of the proportional performance model when applied to research or development arrangements. Accordingly, a company can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The Company will adopt this guidance in the third quarter of 2010 on a prospective basis. The Company is assessing the impact of this guidance on its consolidated results of operations and financial condition.

In February of 2010, ASC Topic 855, Subsequent Events was amended by Accounting Standards Update (“ASU”) No. 2010-09 which removed the requirement that an entity disclose the date through which it evaluated subsequent events in the financial statements. ASU 2010-09 was effective upon issuance in February of 2010.

In October 2009, the FASB issued FASB ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force.” This standard provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company early adopted this guidance effective January 1, 2010 and its implementation did not have a material effect on its consolidated results of operations and financial condition.

In September 2009, the FASB issued FASB ASU No. 2009-12, Fair Value Measurements and Disclosures (Topic 820) – Investments in Certain Entities that Calculate Net Asset Value Per Share (or Its Equivalent). This standard provides additional guidance on using the net asset value per share, provided by an investee, when estimating the fair value of an alternative investment, such as investments in hedge funds, private equity funds and venture capital funds, that does not have a readily determinable fair value and enhances the disclosures concerning these investments. The new guidance is effective for the first annual or interim reporting period ending after December 15, 2009 and the adoption of this standard did not have a material effect on its consolidated results of operations and financial condition.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009 (in thousands):

		Significant
	Quoted Prices	Other
	In Active	Observable
	Markets	Inputs
	(Level 1)	(Level 2)	Total
March 31, 2010:
Assets:
U.S. government obligations and agencies*	$-	$136,600	$136,600
U.S. corporate debt	-	110,122	110,122
Non-U.S. debt and equity securities	1,033	58,879	59,912
Total financial assets	$1,033	$305,601	$306,634
Liabilities:
Convertible notes	$223,223	$-	$223,223

December 31, 2009:
Assets:
U.S. government obligations and agencies*	$-	$164,370	$164,370
U.S. corporate debt	-	102,761	102,761
Non-U.S. debt and equity securities	1,512	35,274	36,786
Total financial assets	$1,512	$302,405	$303,917
Liabilities:
Convertible notes	$217,537	$-	$217,537
*Included in “U.S. Government obligations and agency securities” were the Company’s mortgage-backed and state municipal investments which were less than 1% of the total portfolio.

The fair value estimates provided above for the Company’s convertible notes were based on quoted market prices available at March 31, 2010 and December 31, 2009, respectively. The Company’s convertible notes are not marked-to-market and are shown in the accompanying Condensed Consolidated Balance Sheets at their original issuance value, net of amortized discount.

As of March 31, 2010 and December 31, 2009, the Company had no financial assets or liabilities requiring Level 3 classification.

Investments in Debt and Equity Securities

The fair values of all available-for-sale securities are included in cash and cash equivalents, available-for-sale securities—short-term and available-for-sale securities—long-term on the Company’s Consolidated Balance Sheets based on the securities maturity. The following is a summary of available-for-sale securities as of March 31, 2010 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. Government obligations and agency
securities	$136,327	$301	$(28)	$136,600
U.S. corporate debt securities	110,134	422	(434)	110,122
Non-U.S. debt and equity securities	59,639	289	(16)	59,912
Total securities	$306,100	$1,012	$(478)	$306,634
Amounts included in:
Cash equivalents	$37,535	$32	$(14)	$37,553
Available-for-sale securities	268,565	980	(464)	269,081
Total securities	$306,100	$1,012	$(478)	$306,634
Amounts mature in:
Less than one year	$262,759	$798	$(416)	$263,141
One to two years	35,623	149	(61)	35,711
More than two years	7,718	65	(1)	7,782
Total securities	$306,100	$1,012	$(478)	$306,634

The following is a summary of available-for-sale securities as of December 31, 2009 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. Government obligations and agency
securities	$163,821	$577	$(28)	$164,370
U.S. corporate debt securities	102,692	459	(390)	102,761
Non-U.S. debt and equity securities	36,049	766	(29)	36,786
Total securities	$302,562	$1,802	$(447)	$303,917
Amounts included in:
Cash equivalents	$25,791	$6	$(17)	$25,780
Available-for-sale securities	276,771	1,796	(430)	278,137
Total securities	$302,562	$1,802	$(447)	$303,917
Amounts mature in:
Less than one year	$237,061	$1,315	$(438)	$237,938
One to two years	59,638	442	(9)	60,071
More than two years	5,863	45	-	5,908
Total securities	$302,562	$1,802	$(447)	$303,917

Realized gains and losses for the three months ended March 31, 2010 were $0.2 million and less than $0.1 million, respectively. For the three months ended March 31, 2009, realized gains and losses were each less than $0.1 million. respectively. Realized gains and losses are included in interest income and other, net in the accompanying Condensed Consolidated Statements of Operations. The gross unrealized losses as of March 31, 2010 and 2009, respectively, were primarily related to the mortgage-backed securities that were impacted by the weakening of the global economy caused by a lack of liquidity in the credit markets, which continued through the three months ended March 31, 2010.

No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of the Company’s securities. Based on its review of these securities, including the assessment of the severity of the related unrealized losses, the Company has not recorded any other-than-temporary impairments on these securities for the three months ended March 31, 2010 and 2009, respectively.

Additionally, the Company did not have any noncredit-related OTTI that was recognized in OCI during the three months ended March 31, 2010 and 2009, respectively, on securities not expected to be sold and is not more likely than not required to sell before recovery of their amortized cost basis. The Company did not record any cumulative effect adjustments for noncredit-related portion of OTTI losses previously recognized in earnings.

Derivative Financial Instruments

The Company derives a portion of its revenues in foreign currencies, predominantly in Europe and Japan. In addition, a portion of its assets are held in nonfunctional currencies of its subsidiaries. As of March 31, 2010 and December 31, 2009, the Company had no open hedging contracts.

Non-Marketable Securities

As of March 31, 2010 and December 31, 2009, the carrying amounts of the Company’s non-marketable securities, totaling $7.4 million and $13.1 million, respectively, equaled the estimated fair values. The estimated fair values were based on current market rates, liquidation and net realizable values. During the three months ended March 31, 2010, the Company determined that the decline in the estimated fair value of an investment in a private biotechnology company was other-than-temporary as a result of the most recent round of financing approved by the company’s board of directors at a value per share that is significantly lower than the value per share the Company initially invested at. Accordingly, the Company recorded an impairment charge on the investment of approximately $4.9 million. During the three months ended March 31, 2009, the Company determined that the declines in estimated fair values of certain investments in the non-marketable equity securities portfolio were other-than-temporary and recognized an impairment loss of $1.1 million. Net investment losses are included in interest income and other, net in the Consolidated Statements of Operations. Depending on market conditions, the Company may incur additional charges on this investment portfolio in the future.

NOTE 3—STOCKHOLDERS’ EQUITY

Stock-Based Compensation Plans

The Company has a stock-based compensation program that provides the Board of Directors broad discretion in creating equity incentives for employees, officers, directors and consultants. This program includes incentive and non-qualified stock options and non-vested stock awards (also known as restricted stock) granted under various stock plans. Stock options are generally time-based, vesting 25% on each annual anniversary of the grant date over four years and expire 7 to 10 years from the grant date. Non-vested restricted stock awards are generally time-based, vesting 25% per year beginning on the date of hire and on each of the second, third and fourth anniversaries of the grant date. As of March 31, 2010, the Company had approximately 2.6 million shares of common stock reserved for future issuance under its stock-based compensation plans. New shares are issued as a result of stock option exercises and non-vested restricted stock awards.

The Company recognized stock-based compensation as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Costs of product sales	$165	$405
Research and development	553	393
Selling, general and administrative	1,611	1,285
Total stock-based compensation expense	$2,329	$2,083

As of March 31, 2010, $18.9 million of total unrecognized stock-based compensation expense related to non-vested awards is expected to be recognized over the respective vesting terms of each award through 2014. The weighted-average term of the unrecognized stock-based compensation expense is 2.5 years.

Stock Options

The fair value of options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2010	2009
Risk free interest rate	2.1%	1.4%
Expected dividend yield	0.0%	0.0%
Expected volatility	76%	70%
Expected option term (in years)	4.1	4.1

The risk free interest rate for periods within the contractual life of the Company’s stock options is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term is derived from an analysis of the Company’s historical exercise trends over ten years. The expected volatility for the three months ended March 31, 2010 and 2009 is based on a blend of historical and market-based implied volatility. Using the assumptions above, the weighted-average grant date fair value of options granted during the three months ended March 31, 2010 and 2009 was $4.35 and $1.62, respectively.

NOTE 4—RESTRUCTURING

Since fiscal 2006, the Company has undertaken several restructuring plans that are summarized as follows:

In 2008, the Company closed its West Sacramento manufacturing facility, moving its probe array manufacturing to its Singapore facility, consolidating its reagent manufacturing to its Cleveland facility and outsourcing its instrument manufacturing operations to third parties (the “2008 Plan”). The Company made total cash payments of $8.2 million related to employee termination benefits and incurred noncash charges of $36.9 million related to the abandonment and impairment of certain manufacturing assets which were presented as a component of “Restructuring charges” in the Company’s Condensed Consolidated Statements of Operations. The Company completed the closure of the West Sacramento facility during the second quarter of 2009 and no expense was recognized during the three months ended March 31, 2010 compared to $1.7 million of employee termination benefits expense recognized during the three months ended March 31, 2009. The Company does not expect to incur additional expense in connection with the 2008 Plan.

In 2007, the Company consolidated an administrative facility located in Sunnyvale, California into its main campus in Santa Clara, California and terminated certain employees in the research and development and selling, general and administrative functions (the “2007 Plan”). The Sunnyvale, California facility was vacated during the fourth quarter of 2007. Additionally, in 2006, the Company initiated a restructuring plan (the “2006 Plan”) intended to better align certain of its expenses with the Company’s business outlook which primarily consisted of the reorganization of the general and administrative functions and the rationalization of its facilities. Total cash payments made in connection with the 2007 Plan and 2006 Plan were approximately $4.6 million and $16.5 million, respectively. The Company also recognized $8.5 million in noncash charges in connection with the 2006 Plan. These costs were included as a component of “Restructuring charges” in the Company’s Condensed Consolidated Statements of Operations. As of March 31, 2010, the Company had fulfilled all obligations under the 2007 Plan while the 2006 Plan had an accrual of $1.0 million related to contract termination costs. During the three months ended March 31, 2010 and 2009, the expense recorded in association with these two plans was not material. The Company does not expect to incur additional expense other than the remaining contract termination costs of $1.0 million in connection with these plans.

NOTE 5—INVENTORIES

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2010	2009
Raw materials	$22,017	$20,012
Work-in-process	10,913	9,456
Finished goods	23,296	25,022
Total	$56,226	$54,490

NOTE 6—ACQUIRED TECHNOLOGY RIGHTS

Acquired technology rights are comprised of licenses to technology covered by patents owned by third parties or patents acquired by the Company and are amortized over the expected useful lives of these assets, which range from one to fifteen years. Accumulated amortization of these rights amounted to $62.3 million and $59.2 million at March 31, 2010 and December 31, 2009, respectively.

The expected future annual amortization expense of the Company’s acquired technology rights is as follows (in thousands):

Amortization
For the Year Ending December 31,	Expense
2010	$9,262
2011	12,172
2012	10,398
2013	7,890
2014	6,174
Thereafter	1,123
Total	$47,019

NOTE 7—COMPREHENSIVE (LOSS) INCOME

The components of comprehensive (loss) income are as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Net loss	$(9,620)	$(25,205)
Foreign currency translation adjustment	(265)	(385)
Unrealized (loss) gain on securities	(1,870)	1,601
Comprehensive loss	$(11,755)	$(23,989)

NOTE 8—COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company has been in the past, and continues to be, a party to litigation which has consumed, and may continue to consume, substantial financial and managerial resources. The following are material legal proceedings to which the Company or one or more of its subsidiaries is a party:

Illumina Lawsuit

On May 4, 2009 and November 3, 2009, the Company was named as a defendant in two separate complaints filed by plaintiff, Illumina, Inc., in the U.S. District Court for the Western District of Wisconsin. In the complaints, plaintiff alleges that the Company is infringing Patent Nos. 7,510,841 and 7,612,020 by making and selling certain of the Company’s new peg-based array formats and instruments that run these peg-based arrays (including the GeneTitan® and GeneAtlas™ systems). Plaintiff seeks a permanent injunction enjoining the Company from further infringement and unspecified monetary damages. The two separate complaints have been consolidated into a single case. The case has been set for trial in Wisconsin beginning on March 14, 2011. The Company will vigorously defend against all of plaintiff’s claims.

Massachusetts Institute of Technology

On July 1, 2008, the Company was named as a defendant in a complaint filed by plaintiffs E8 Pharmaceuticals LLC (“E8”) and Massachusetts Institute of Technology ("MIT") in the United States District Court of Massachusetts. In the complaint, the plaintiffs allege that the Company is infringing Patent No. 6,703,228 that is owned by MIT and licensed to E8 by making and selling certain of the Company’s GeneChip® products to customers and teaching its customers how to use the products. Plaintiffs seek a permanent injunction enjoining the Company from further infringement and unspecified monetary damages. On January 13, 2010 the Court granted the Company’s motion to dismiss plaintiff E8, leaving MIT as the sole remaining plaintiff. There is no trial date set in this action. The Company will vigorously defend against all of the plaintiff’s claims.

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

NOTE 9—INCOME TAXES

The provision for income tax for the first quarter of 2010 was approximately $0.9 million. The provision for income tax primarily consists of foreign taxes and domestic minimum taxes.

Due to the Company’s history of cumulative operating losses, management concluded that, after considering all the available objective evidence, it is not more likely than not that all the Company’s net deferred tax assets will be realized. Accordingly, all of the U.S. deferred tax assets, net of reserves for uncertain tax positions, continue to be subject to a valuation allowance as of March 31, 2010.

As of March 31, 2010, there have been no material changes to the total amount of unrecognized tax benefits.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 should be read in conjunction with our financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2009.

All statements in this quarterly report that are not historical are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act as amended, including statements regarding our “expectations,” “beliefs,” “intentions,” “strategies” or the like. Such statements are based on our current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Actual results or business conditions may differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, risks associated with our ability to offer new products and technologies; our capacity to identify and capitalize upon emerging market opportunities; market acceptance of our products versus those of our competitors; uncertainties related to cost and pricing of Affymetrix products; fluctuations in overall capital spending in the academic and biotechnology sectors; changes in government funding policies; our dependence on collaborative partners; the size and structure of our current sales, technology and technical support organizations; uncertainties relating to our suppliers and manufacturing processes; our ability to achieve and sustain higher levels of revenue, improved gross margins and reduced operating expenses; personnel retention; global credit and financial market conditions; uncertainties relating to Federal and Drug Administration (“FDA”) and other regulatory approvals; risks relating to intellectual property of others and the uncertainties of patent protection and litigation; volatility of the market price of our common stock; and unpredictable fluctuations in quarterly revenues.

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

We offer a comprehensive line of products for two principal applications: genotyping and gene expression. The majority of our product sales consist of sales of instruments and related consumables. Our GeneChip® and GeneTitan® families of products are whole systems that include instruments, consumables and software. We recently re-engineered our platform and launched our GeneTitan® family of products. Our GeneChip® instruments run arrays packaged in cartridges and our GeneTitan® and GeneAtlasTM instruments run arrays packaged in a peg format for automated high throughput processing.

Through our acquisition of USB Corporation, we now offer a range of reagent kits that are compatible with our platforms as well as the products of other vendors. Through our acquisition of Panomics, Inc., we offer a variety of low-to mid-plex assays for gene expression.

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

Re-engineering our technology platform. We intend to combine automated instrumentation, powerful new biological assays, and new array designs and content to significantly expand our product line. The new GeneTitan® System, our next generation mid- to high-end instrumentation platform enables significantly increased efficiency and throughput for researchers conducting array-based experiments. This fully automated solution enables higher data quality by removing or minimizing many of the sources of variation in the laboratory. In the first quarter of 2010, we commercially released our GeneAtlasTM System which targets new and novice users of microarray technology. With these instruments we also introduced an alternative format, the peg array plate, to our cartridge-based consumables. We intend to provide an expanded menu of gene expression and genotyping applications for our peg array plates.

Improve operating leverage. We expect to see positive operating income in fiscal 2010 as we continue to control costs and work to generate increased revenues. In 2009, we completed a restructuring plan designed to optimize our production capacity and cost structure to enable us to decrease our cost of manufacturing and operating expenses by moving our probe array manufacturing to our Singapore facility, consolidating our reagent manufacturing to our Cleveland facility and outsourcing our instrument manufacturing operations. In the first quarter of 2010, we began to realize cost savings and decreased expenditures as compared to the same period in 2009. Additionally, we believe that our new peg array plate formats have lower manufacturing costs than the cartridge-based formats. We also expect to incur lower operating expenses as we fully integrate our acquisitions of USB and Panomics and complete the re-engineering of our technology platform.

Critical Accounting Policies and Estimates

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Other than the following discussion related to revenue recognition for multiple element arrangements, during the three months ended March 31, 2010 there have been no significant changes in our critical accounting policies and estimates compared to the disclosures in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009.

Revenue Recognition

We enter into contracts to sell our products and, while the majority of our sales agreements contain standard terms and conditions, we have agreements that contain multiple elements or non-standard terms and conditions. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes, and if so, how the value of the arrangement should be allocated among the deliverable elements, when and how to recognize revenue for each element, and the period over which revenue should be recognized.

Effective January 1, 2010, we early adopted the recently revised accounting guidance on revenue recognition for multiple element arrangements on a prospective basis, which requires us to allocate consideration to all deliverables at the inception of the arrangement using the relative selling price method. The relative selling price method establishes the relative selling price of a deliverable using a hierarchy, first through vendor-specific objective evidence (“VSOE”), second through third-party evidence if VSOE is not available and finally, through estimated selling prices if neither VSOE nor third-party evidence is available. Additionally, the revised accounting guidance also refined the criteria for determining when a deliverable should be accounted for as a separate unit of accounting. Based on this guidance, we identify separate units of accounting for the multiple element arrangement if the delivered item has value to the customer on a standalone basis and, when a general right of return exists, the delivery or performance of an undelivered item is considered probable and under our control. Changes in the allocation of the sales price between delivered to undelivered elements might impact the timing of revenue recognition, but would not change the total revenue recognized on any arrangement.

We generally have been able to determine the selling price of each deliverable in a multiple element arrangement based on the price for such deliverable when it is sold separately. If VSOE is not determinable and when third-party evidence is not available, we would use the estimated selling price of a deliverable which is determined based on several factors, including, but not limited to, the cost to produce the deliverable, the expected margin on that deliverable, our ongoing pricing strategy and policies, the selling price and profit margin of similar deliverables and value-added components of differentiated deliverables, if determinable.

The change in accounting principle for revenue recognition on multiple element arrangements did not have a material impact on our financial results for the three months ended March 31, 2010. We anticipate that the effect on the change in accounting principle on subsequent periods will be primarily dependent on the arrangements entered into, the ability to estimate selling prices when VSOE cannot be established and the timing of the delivery of the products and services. Additionally, had the new accounting guidance been applied for the three months ended March 31, 2009, there would have been no material impact on the revenue recognized.

Recent Accounting and Financial Reporting Developments

See Note 1. “Summary of Significant Accounting Policies” to our Condensed Consolidated Financial Statements elsewhere in this Quarterly Report on Form 10-Q for a description of accounting changes and recent accounting pronouncements, including the expected dates of adoption and anticipated effects, if any, on our consolidated results of operations and financial condition.

Results of Operations

The following discussion compares the historical results of operations for the three months ended March 31, 2010 and 2009.

Product Sales (in thousands, except percentage amounts)

The components of product sales are as follows:

	Three Months Ended		Dollar	Percentage
	March 31,		change from	change from
	2010	2009	2009	2009
Consumables	$66,263	$59,662	$6,601	11%
Instruments	7,180	$5,208	1,972	38
Total product sales	$73,443	$64,870	$8,573	13

Total product sales increased $8.6 million or 13% in the first quarter of 2010 as compared to the first quarter of 2009. Consumables sales increased as a result of a higher volume of sales of both our RNA and DNA analysis chips partially offset by a decline in overall average selling price. Additionally, instruments revenue increased due to the increased volume of sales in the GeneTitan® family of products that was introduced in 2009, partially offset by a decrease in the volume of sales of other instruments. In constant currency terms, the first quarter of 2010 was negatively impacted by $1.4 million, as compared to the first quarter of 2009.

Services (in thousands, except percentage amounts)

	Three Months Ended		Dollar	Percentage
	March 31,		change from	change from
	2010	2009	2009	2009
Services	$4,463	$11,556	$(7,093)	(61)%

Total services revenue decreased in the first quarter of 2010 as compared to the first quarter of 2009 due to the completion of several genotyping projects in late 2009, including those of the Wellcome Trust Case Consortium and the National Institutes of Health. We currently have not entered into any other significant contracts for other projects and expect to see a decrease in service revenues in the second quarter of 2010 as compared to the second quarter of 2009.

Royalties and Other Revenue (in thousands, except percentage amounts)

	Three Months Ended		Dollar	Percentage
	March 31,		change from	change from
	2010	2009	2009	2009
Royalties and other revenue	$2,281	$2,135	$146	7%

Royalties and other revenue remained relatively flat in the first quarter of 2010 as compared to the first quarter of 2009.

Product and Services Gross Margin (in thousands, except percentage amounts)

	Three Months Ended		Dollar/Point
	March 31,		change from
	2010	2009	2009
Total gross margin on product sales	$44,984	$30,436	$14,548
Total gross margin on services	(126)	$3,975	(4,101)

Product gross margin as a percentage of products sales	61%	47%	14

Service gross margin as a percentage of services	(3)%	34%	(37)

The increase in product gross margin in the first quarter of 2010 as compared to the first quarter of 2009 is primarily due to the completion of plant consolidation activities that began in 2008 and continued through the end of 2009. The cost in 2009 of the plant consolidation activities was $4.6 million. The increase in margin was also driven by higher volume of sales on our chips, a mix shift to higher margin instrument sales and greater absorption due to higher production levels in the first quarter of 2010 as compared to the first quarter of 2009. These increases were partially offset by higher excess and obsolescence costs for products with finite lives.

Service gross margin decreased in the first quarter of 2010 as compared to the first quarter of 2009 primarily due to the decrease of the scientific services revenues generated from the Wellcome Trust Case Consortium and National Institutes of Health projects that were completed in late 2009.

Research and Development Expenses (in thousands, except percentage amounts)

	Three Months Ended		Dollar	Percentage
	March 31,		change from	change from
	2010	2009	2009	2009
Research and development	$18,479	$21,283	$(2,804)	(13)%

The decrease in research and development expenses in the first quarter of 2010 as compared to the first quarter of 2009 was primarily due to decreases in compensation and benefits of $1.2 million resulting from lower headcount in 2010, a $1.0 million reduction in spending on masks, chips and supplies due to lower grant research activity in the first quarter of 2010 and decreased spending due to the commercialization of certain products in late 2009.

Selling, General and Administrative Expenses (in thousands, except percentage amounts)

	Three Months Ended		Dollar	Percentage
	March 31,		change from	change from
	2010	2009	2009	2009
Selling, general and administrative	$31,379	$33,982	$(2,603)	(8)%

The decrease in selling, general and administrative expenses in the first quarter of 2010 as compared to the first quarter of 2009 was primarily due to a decrease of $2.0 million in compensation and benefits expense resulting from lower headcount, as well as decreases in facilities expenses as a result of site consolidation efforts and bad debt expense resulting from better collection efforts. These decreases were partially offset by an increase in stock-based compensation expenses.

Restructuring (in thousands, except percentage amounts)

	Three Months Ended		Dollar	Percentage
	March 31,		change from	change from
	2010	2009	2009	2009
Restructuring	$-	$1,967	$(1,967)	(100)%

In 2006, 2007 and 2008, we undertook restructuring plans designed to improve our operating leverage. We completed these restructurings in 2009. The effects of these restructuring plans on our results of operations are discussed below.

In 2008, we closed our West Sacramento manufacturing facility, moving probe array manufacturing to our Singapore facility, consolidating reagent manufacturing to our Cleveland facility and outsourcing instrument manufacturing operations to third parties. Total cash payments of $8.2 million related to employee termination benefits and noncash charges of $36.9 million related to the abandonment and impairment of certain manufacturing assets were presented as a component of “Restructuring charges” in our Condensed Consolidated Statements of Operations. We completed the closure of the West Sacramento facility during the second quarter of 2009 and no expenses were recognized during the three months ended March 31, 2010 compared to $1.7 million of expense pertaining to employee severance and relocation benefits recognized during the three months ended March 31, 2009.

In 2007, we consolidated an administrative facility located in Sunnyvale, California into our main campus in Santa Clara, California and terminated certain employees in the research and development and selling, general and administrative functions (the “2007 Plan”). The Sunnyvale, California facility was vacated during the fourth quarter of 2007. Additionally, in 2006, we initiated a restructuring plan (the “2006 Plan”) intended to better align certain of our expenses our business outlook, which primarily consisted of the reorganization of the general and administrative functions as well as the rationalization of our facilities. The cash payments made in connection with the 2007 Plan and 2006 Plan were approximately $4.6 million and $16.5 million, respectively, while the 2006 Plan also had $8.5 million in noncash charges. These costs were included as a component of “Restructuring charges” in our Condensed Consolidated Statements of Operations. For the three months ended March 31, 2010 and 2009, the expense incurred on these two plans was immaterial and we have recognized all costs in association with the 2007 Plan and the majority of the costs related to the 2006 Plan, except for the remaining contract termination costs of $1.0 million.

Interest Income and Other, Net (in thousands, except percentage amounts)

The components of interest income and other, net, are as follows:

	Three Months Ended		Dollar	Percentage
	March 31,		change from	change from
	2010	2009	2009	2009
Interest income	$762	$1,370	$(608)	(44)%
Realized loss on equity investments, net	$(4,163)	$(1,206)	(2,957)	245
Currency (loss) gain, net	$(189)	$(1,833)	1,644	(90)
Other	$(8)	$829	(837)	(101)
Total interest income and other, net	$(3,598)	$(840)	$(2,758)	328

Interest income and other, net decreased in the first quarter of 2010 as compared to the first quarter of 2009 primarily due to an other-than-temporary impairment loss recognized on a non-marketable investment in a private biotechnology company of $4.9 million during the first quarter of 2010 as compared to a $1.1 million impairment recognized on several investments in our non-marketable equity securities portfolio in the first quarter of 2009. The $4.9 million charge was recognized as the investee’s board of directors approved a financing round during the quarter ended March 31 at a valuation that indicated our investment was impaired. Additionally, interest income decreased primarily due to lower effective interest rates in the first quarter of 2010 compared to the first quarter of 2009. These losses were partially offset by a net realized gain on our equity investments in the first quarter of 2010 as compared to the first quarter of 2009.

Interest Expense (in thousands, except percentage amounts)

	Three Months Ended		Dollar	Percentage
	March 31,		change from	change from
	2010	2009	2009	2009
Interest expense	$2,432	$3,177	$(745)	(23)%

Interest expense decreased in the first quarter of 2010 as compared to the first quarter of 2009 primarily due to a lower aggregate principal balance of our senior convertible notes resulting from our repurchases of $69.1 million in aggregate principal amount of our 3.50% senior convertible notes in the second quarter of 2009.

Income Tax Provision (in thousands, except percentage amounts)

	Three Months Ended		Dollar	Percentage
	March 31,		change from	change from
	2010	2009	2009	2009
Income tax provision	$871	$493	$378	77%

In the first quarter of 2010, the provision for income tax primarily consisted of foreign taxes and domestic minimum taxes. Due to our history of cumulative operating losses, management concluded that, after considering all the available objective evidence, it is not more likely than not that all our net deferred tax assets will be realized. Accordingly, all of our U.S. deferred tax assets, net of reserves for uncertain tax positions, continue to be subject to a valuation allowance as of March 31, 2010.

As of March 31, 2010, there have been no material changes to our total amount of unrecognized tax benefits.

Liquidity and Capital Resources

Cashflow (in thousands)

	Three Months Ended
	March 31,
	2010	2009
Net cash provided by (used in) operating activities	$5,734	$(4,178)
Net cash provided by (used in) investing activities	5,130	(42,614)
Net cash used in financing activities	(470)	(101)
Effect of foreign currency translation on cash and cash equivalents	(265)	(385)
Net increase (decrease) in cash and cash equivalents	$10,129	$(47,278)

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2010 was comprised of a net loss of $9.6 million, net non-cash adjustments of $16.1 million and a $0.7 million decrease in net operating assets. The increase in net cash provided by operating activities was primarily due to adjustments for non-cash expenses, including depreciation and amortization expense of $8.7 million, a net loss on investments of $4.5 million, which included a $4.9 million impairment on a non-marketable investment, and stock-based compensation expense of $2.3 million.
Net Cash Provided by (Used in) Investing Activities

Our investing activities, other than purchases, sales and maturities of available-for-sale securities, primarily consist of capital expenditures, strategic investments and purchased technology rights.

Cash used for capital expenditures was $3.2 million for the three months ended March 31, 2010. Our capital expenditures were primarily related to the purchase of manufacturing equipment and computer hardware.

Net Cash Provided by (Used in) Financing Activities

Our financing activities generally consist of stock option exercise activity under our employee stock plan. Cash used in the issuance of stock under our employee stock plan, net of treasury shares withheld for taxes, was $0.5 million for the first three months of 2010.

Liquidity

Historically, we have primarily financed our operations through product sales; sales of equity and debt securities such as our 0.75% and 3.50% convertible notes in 2003 and 2007, respectively, the exercise of stock options and participation in our stock plans; collaborative agreements; interest income; and licensing of our technology.

Our cash outflows have generally been as follows: cash used in operating activities such as research and development programs, sales and marketing activity, procurement and growth of inventory, compensation and benefits of our employees and other working capital needs; cash paid for acquisitions; cash paid for litigation activity and settlements; cash used for our stock repurchases; and interest payments on our convertible notes obligations.

As of March 31, 2010, we had cash, cash equivalents, and available-for-sale securities of approximately $347.6 million. We anticipate that our existing capital resources along with the cash to be generated from operations will enable us to maintain currently planned operations, acquisitions and capital expenditures, for the foreseeable future. Capital expenditures are estimated to be approximately $4.0 million for the three months ended June 30, 2010.

However, these expectations are based on our current operating and financing plans, which are subject to change, and therefore we could require additional funding. Factors that may cause us to require additional funding may include, but are not limited to, future acquisitions; our ability to maintain existing collaborative and customer arrangements and establish and maintain new collaboration and customer arrangements; the progress of our research and development programs; initiation or expansion of research programs and collaborations; the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; the effectiveness of product commercialization activities and arrangements; the purchase of patent licenses; and other factors.

As of March 31, 2010, we have no credit facility or other committed sources of capital. To the extent capital resources are insufficient to meet future capital requirements; we will have to raise additional funds to continue the development of our technologies. There can be no assurance that such funds will be available on favorable terms, or at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to our stockholders. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into collaboration agreements on unattractive terms. Our inability to raise capital would have a material adverse effect on our business, financial condition and results of operations.

From time to time, we may seek to retire, repurchase, or exchange our convertible securities or common stock in open market purchases, privately negotiated transactions dependent on market conditions, liquidity, and contractual obligations and other factors.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

There have been no significant changes in our off-balance sheet arrangements and aggregate contractual obligations as compared to the disclosures in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

There have been no significant changes in our market risk compared to the disclosures in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Note 8. “Commitments and Contingencies” to our Condensed Consolidated Financial Statements elsewhere in this Quarterly Report on Form 10-Q, and is incorporated by reference herein.

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

As a result, we are continually looking to develop, license or acquire new or enhanced technologies, products and services to further broaden and deepen our offerings. Some of the factors affecting market acceptance of our products and services include:

•	availability, quality and price as compared to competitive products and services;

•	the functionality of new and existing products and services;

•	the timing of introduction of our products and services as compared to competitive products and services;

•	the existence of product defects;

•	scientists’ and customers’ opinions of the utility of our products and services and our ability to incorporate their feedback into future products and services;

•	functionality of new products addressing market requirements;

•	citation of our products in published research; and

•	general trends in life science research and life science informatics software development.

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

•	any disruption in order fulfillment due to integration processes, leading to loss of sales;

•	the presence or absence of adequate internal controls and/or significant fraud in the financial systems of acquired companies;

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

The market for molecular diagnostics products and services is highly competitive, has high barriers to entry and has several other large companies with significant market share. For example, companies such as Illumina, Agilent Technologies and Life Technologies have products for genetic analysis that are directly competitive with certain of our products. We also face competition from established diagnostic companies such as Beckman Coulter, Becton Dickinson, bioMérieux, Celera Diagnostics, Johnson & Johnson and Roche Diagnostics, which have made strategic commitments to diagnostics, have financial and other resources to invest in new technologies, and have substantial intellectual property portfolios, substantial experience in new product development and regulatory expertise. In addition, our collaborative partners may compete with us.

Many of our current and potential competitors have significantly greater financial, technical, marketing and other resources than we do. In addition, many current and potential competitors have greater name recognition, more extensive customer bases and access to proprietary genetic content.

Consolidation trends in both our market and many of our customers’ markets have increased competition.

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

We expect that our revenues in the foreseeable future will be derived primarily from products and services provided to pharmaceutical and biotechnology companies, as well as a relatively small number of academic, governmental and other research institutions. Our operating results may fluctuate substantially due to reductions and delays in research and development expenditures by these customers.

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

Furthermore, our business is dependent on our ability to forecast our needs for components and products in our product lines and our suppliers’ ability to deliver such components and products in time to meet critical manufacturing and product release schedules. Our business could be adversely affected, for example, if suppliers fail to meet product release schedules, if we experience supply constraints, if we fail to negotiate favorable pricing or if we experience any other interruption or delay in the supply chain which interferes with our ability to manufacture our products or manage our inventory levels.

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

We have in the past, and may in the future, adjust our manufacturing capacity based on business requirements, which may include the rationalization of our facilities, including the abandonment of long-lived manufacturing assets and additional charges related to a reduction in capacity. In 2008, we implemented a restructuring plan that included the closure of our West Sacramento, California facility and the consolidation of our manufacturing. This restructuring was completed in the second quarter of 2009. Manufacturing and product quality issues may arise as we launch new products in our Singapore and Ohio facilities and rely increasingly upon manufacturing by third parties. We may lose customers if we are unable to manufacture products or if we experience delays in the manufacture of our products as a result of this transition.

We may lose customers or sales if we are unable to meet customer demand for our products on a timely and cost-effective basis, or if we are unable to ensure the proper performance and quality of our products.

We produce our products in an innovative and complicated manufacturing process which has the potential for significant variability in manufacturing yields. We have encountered, and may in the future encounter, difficulties in manufacturing our products and, due to the complexity of our products and our manufacturing process, we may experience delays in the manufacture of our products or fail to ensure their proper performance or quality. As we develop new and enhanced products, we must be able to resolve in a timely, cost-effective manner manufacturing issues that may arise from time to time.

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

Prior to 2002, we incurred losses each year since our inception, and we reported losses in 2006, 2008 and 2009, as well as the first quarter of 2010. As a result, we had an accumulated deficit of approximately $449.9 million as of March 31, 2010. Our ability to achieve sustained profitability will depend, in part, on the rate of growth, if any, of our revenue and on the level of our expenses. We expect to continue incurring significant expenses related to research and development, sales and marketing efforts to commercialize our products, litigation and non-cash stock based compensation, and we expect to continue to experience fluctuations in our operating results. If our revenues grow more slowly than we anticipate, or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenues, we may not become profitable on a sustained basis, or at all.

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

•	counterparty failures negatively impacting our treasury operations; and

•	increased impairments on our investments in private companies.

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

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or short-term investments since March 31, 2010, any further deterioration in conditions of the global credit and financial markets may negatively impact our current portfolio of cash equivalents or short-term investments or our ability to meet our financing objectives. Other-than-temporary declines in the market price and valuation of any of our short-term investments would require us to adjust the carrying value of the investment through an impairment charge.

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

We are currently collaborating with our partners to develop diagnostic and therapeutic products. The ability of our collaborators to commercialize such products may depend, in part, on the extent to which reimbursement for the cost of these products will be available under U.S. and foreign regulations that govern reimbursement for clinical testing services by government authorities, private health insurers and other organizations. In the United States, third-party payer price resistance, the trend towards managed health care and the implementation of the Patient Protection and Affordable Care Act of 2010 could reduce prices for health care products and services, adversely affecting the profits of our customers and collaborative partners and reduce our future royalties.

We face risks related to handling of hazardous materials and other regulations governing environmental safety.

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

Third parties have asserted and may in the future assert that we are employing their proprietary technology without authorization. As we launch new products and enter new markets, we expect that competitors will claim that our products infringe their intellectual property rights as part of business strategies designed to impede our successful commercialization and entry into new markets. We are currently engaged in litigation with third parties who allege that we have infringed their intellectual property rights, including a lawsuit in which our competitor Illumina alleges that the manufacture and sale of certain of our new peg-based arrays and related instruments infringe two of their patents. See Note 8. “Commitments and Contingencies” to our Condensed Consolidated Financial Statements elsewhere in this Quarterly Report on Form 10-Q for further information. In addition, we are aware of third-party patents that may relate to our technology. We routinely receive notices claiming infringement from third parties as well as invitations to take licenses under third party patents. Third parties may have obtained, and may in the future obtain, patents allowing them to claim that the use of our technologies infringes these patents.

We could incur substantial costs and divert the attention of our management and technical personnel in defending ourselves against any of these claims. Any adverse ruling or perception of an adverse ruling in defending ourselves against these claims could have a material adverse impact on our stock price, which may be disproportionate to the actual import of the ruling itself. Furthermore, parties making claims against us may be able to obtain injunctive or other relief, which could block our ability to develop, commercialize and sell products, and could result in the award of substantial damages against us. In the event of a successful claim of infringement against us, we may be required to pay damages and obtain one or more licenses from third parties, or be prohibited from selling certain products. In addition, we may be unable to obtain these licenses at a reasonable cost, if at all. We could therefore incur substantial costs related to royalty payments for licenses obtained from third parties, which could negatively affect our gross margins. Moreover, we could encounter delays in product introductions while we attempt to develop alternative methods or products. Defense of any lawsuit or failure to obtain any of these licenses on favorable terms could prevent us from commercializing products, and the prohibition of sale of any of our products could materially affect our ability to grow and maintain profitability.

Risks Related to Our Common Stock

The market price of our common stock has been volatile.

The market price of our common stock is volatile. During the twelve-month period ending March 31, 2010, the daily volume of our common stock fluctuated from 278,900 to 15,386,500 shares. Moreover, during that period, our common stock traded as low as $3.08 per share and as high as $10.06 per share. Our stock price may be affected by a number of factors, including those listed in these “Risk Factors” and other, unknown factors. Our stock price also may be affected by: comments by securities analysts regarding our business or prospects; our inability to meet analysts’ expectations; general fluctuations in the stock market or in the stock prices of our industry peers or our customers; and, general conditions and publicity regarding the genomics, biotechnology, pharmaceutical or life science industries.

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

ITEM 5. OTHER INFORMATION

As previously disclosed in our Form 8-K filed with the SEC on March 12, 2010, we entered into an Offer Letter with Timothy C. Barabe, which is filed as Exhibit 10.39 to this quarterly report.

As previously disclosed in our Form 8-K filed with the SEC on March 12, 2010, we entered into a separation agreement with our former Chief Financial Officer, John C. Batty, which is filed as Exhibit 10.40 to this quarterly report.

Effective as of April 1, 2010, we renewed our leases for (1) 26101 Miles Road, Warrensville Heights, Ohio with Miles/Commerce Ltd., which is filed as Exhibit 10.41 and (2) 26111 Miles Road Warrensville Heights, Ohio with 26111 Miles Road Ltd., which is filed as Exhibit 10.42.

The foregoing descriptions are qualified in their entirety by the copy of the agreements that are filed as Exhibits 10.39, 10.40, 10.41 and 10.42 with this Quarterly Report on Form 10-Q for the period ended March 31, 2010.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

10.39	Offer Letter from the Company to Timothy C. Barabe dated March 9, 2010.
10.40	Agreement between the Company and John C. Batty dated March 17, 2010.
10.41	Lease Agreement between Miles/Commerce Ltd. and the Company effective as of April 1, 2010 (26101 Miles Road, Warrensville Heights, OH).
10.42	Lease Agreement between 26111 Miles Road Ltd. and the Company effective as of April 1, 2010 (26111 Miles Road, Warrensville Heights, OH).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	By:	/s/ TIMOTHY C. BARABE
	Name:	Timothy C. Barabe
	Title:	Executive Vice President and Chief Financial Officer

May 6, 2010

Duly Authorized Officer and Principal Financial
And Accounting Officer

AFFYMETRIX, INC.
EXHIBIT INDEX
March 31, 2010

Exhibit Number	Description of Document

10.39	Offer Letter from the Company to Timothy C. Barabe dated March 9, 2010.
10.40	Agreement between the Company and John C. Batty dated March 17, 2010.
10.41	Lease Agreement between Miles/Commerce Ltd. and the Company effective as of April 1, 2010 (26101 Miles Road, Warrensville Heights, OH).
10.42	Lease Agreement between 26111 Miles Road Ltd. and the Company effective as of April 1, 2010 (26111 Miles Road, Warrensville Heights, OH).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002