Form 10-Q
period 2010-06-30
AFFYMETRIX INC
filed 2010-08-05
CIK 913077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

COMMON SHARES OUTSTANDING ON JULY 31, 2010: 70,760,740

AFFYMETRIX, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

AFFYMETRIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS:
Current assets:
Cash and cash equivalents	$77,184	$65,642
Restricted cash—short-term portion	2,564	1,686
Available-for-sale securities—short-term portion	223,877	213,377
Accounts receivable, net	52,435	64,933
Inventories	55,311	54,490
Deferred tax assets—short-term portion	1,256	1,172
Prepaid expenses and other current assets	12,475	15,903
Total current assets	425,102	417,203
Available-for-sale securities—long-term portion	30,440	64,760
Property and equipment, net	64,017	68,182
Acquired technology rights, net	43,928	49,855
Deferred tax assets—long-term portion	4,673	4,720
Restricted cash—long-term portion	109	1,109
Other assets	14,185	25,121
Total assets	$582,454	$630,950

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued liabilities	$50,210	$57,183
Deferred revenue—short-term portion	13,731	14,534
Total current liabilities	63,941	71,717
Deferred revenue—long-term portion	3,694	3,898
Other long-term liabilities	10,792	10,295
Convertible notes	220,499	247,201
Stockholders’ equity:
Common stock	708	710
Additional paid-in capital	737,486	733,378
Accumulated other comprehensive income	795	4,051
Accumulated deficit	(455,461)	(440,300)
Total stockholders’ equity	283,528	297,839
Total liabilities and stockholders’ equity	$582,454	$630,950

AFFYMETRIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
REVENUE:
Product sales	$65,103	$67,156	$138,546	$132,026
Services	4,742	12,221	9,205	23,777
Royalties and other revenue	1,833	2,177	4,114	4,312
Total revenue	71,678	81,554	151,865	160,115
COSTS AND EXPENSES:
Cost of product sales	27,535	29,885	55,994	64,319
Cost of services and other	3,554	7,567	8,143	15,157
Research and development	17,815	20,361	36,294	41,644
Selling, general and administrative	28,428	31,686	59,807	65,668
Restructuring charges	-	226	-	2,193
Total costs and expenses	77,332	89,725	160,238	188,981
Loss from operations	(5,654)	(8,171)	(8,373)	(28,866)
Interest income and other, net	738	1,356	(2,860)	516
Interest expense	2,340	2,903	4,772	6,080
Gain on repurchase of convertible notes	1,744	17,447	1,744	17,447
(Loss) income before income taxes	(5,512)	7,729	(14,261)	(16,983)
Income tax provision	29	409	900	902
Net (loss) income	$(5,541)	$7,320	$(15,161)	$(17,885)

Basic net (loss) income per common share	$(0.08)	$0.11	$(0.22)	$(0.26)

Diluted net (loss) income per common share	$(0.08)	$0.11	$(0.22)	$(0.26)

Shares used in computing basic net (loss) income per common share	69,030	68,651	68,981	68,527

Shares used in computing diluted net (loss) income per common share	69,030	68,939	68,981	68,527

AFFYMETRIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,161)	$(17,885)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,472	26,224
Stock-based compensation	5,032	4,438
Realized losses on investments	4,665	1,082
Deferred tax assets	(37)	(77)
Amortization of debt offering costs	520	677
Impairment and loss (gain) on disposal of property and equipment	348	(520)
Gain from repurchase of convertible notes	(1,744)	(17,447)
Changes in operating assets and liabilities:
Accounts receivable, net	12,445	5,618
Inventories	(821)	(470)
Prepaid expenses and other assets	6,848	7,766
Accounts payable and accrued liabilities	(6,973)	1,811
Deferred revenue	(1,007)	(92)
Other long-term liabilities	(607)	241
Net cash provided by operating activities	20,980	11,366
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,631)	(4,985)
Purchases of available-for-sale securities	(268,648)	(274,164)
Proceeds from sales and maturities of available-for-sale securities	291,159	279,113
Purchase of technology rights	(250)	-
Net cash provided by (used in) investing activities	16,630	(36)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	(926)	(613)
Repurchase of convertible notes	(24,676)	(50,669)
Net cash used in financing activities	(25,602)	(51,282)
Effect of exchange rate changes on cash and cash equivalents	(466)	(73)
Net increase (decrease) in cash and cash equivalents	11,542	(40,025)
Cash and cash equivalents at beginning of period	65,642	113,292
Cash and cash equivalents at end of period	$77,184	$73,267

AFFYMETRIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
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

Net (Loss) Income Per Common Share

Basic net (loss) income per common share is calculated using the weighted-average number of common shares outstanding during the period less the weighted-average shares subject to repurchase. Diluted (loss) income per common share gives effect to dilutive common stock subject to repurchase, stock options (calculated based on the treasury stock method), and convertible debt (calculated using an as-if-converted method).

The following table sets forth a reconciliation of basic and diluted net (loss) income per common share (in thousands except per diluted share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerator:
Net (loss) income	$(5,541)	$7,320	$(15,161)	$(17,885)

Denominator:
Shares used in computing basic net (loss) income per common share	69,030	68,651	68,981	68,527
Add effect of dilutive securities:
Employee stock options	-	210	-	-
Common stock subject to repurchase	-	78	-	-
Shares used in computing diluted net (loss) income per common share	69,030	68,939	68,981	68,527

Basic net (loss) income per common share	$(0.08)	$0.11	$(0.22)	$(0.26)
Diluted net (loss) income per common share	$(0.08)	$0.11	$(0.22)	$(0.26)

Diluted earnings per common share include certain potential dilutive securities from outstanding stock options (on the treasury stock method), common stock subject to repurchase and convertible notes (on the as-if-converted basis). The securities excluded from diluted earnings per common share, on an actual outstanding basis, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Employee stock options	5,717	4,990	5,717	5,984
Restricted stock subject to repurchase	1,642	1,027	1,642	1,829
Convertible notes	7,320	8,207	7,320	8,207
Total	14,679	14,224	14,679	16,020

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

The Company conducts a review of investment securities on a quarterly basis for the presence of impairment that is deemed to be other-than-temporary (“OTTI”). As part of its review, the Company is required to take into consideration current market conditions, fair value in relationship to cost, extent and nature of change in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, all available information relevant to the collectability of debt securities, its ability to hold until, and whether it will more likely than not be required to sell prior to, a recovery of fair value, which may be maturity, and other factors when evaluating for the existence of OTTI in its securities portfolio. Under these circumstances, OTTI is considered to have occurred if (1) the Company intends to sell the security; (2) it is “more likely than not” that the Company will be required to sell the security before recovery of its amortized cost basis or (3) the present value of expected cash flows is not expected to recover the entire amortized cost basis. Any credit-related OTTI is to be recognized in earnings while noncredit-related OTTI on securities not expected to be sold is to be recognized in other comprehensive income (“OCI”). Noncredit-related OTTI is based on other factors, including illiquidity. Presentation of OTTI is made in the Condensed Consolidated Statements of Operations on a gross basis with an offset for the amount of OTTI recognized in OCI.

Non-marketable Securities

As part of the Company’s strategic efforts to gain access to potential new products and technologies, it invests in equity securities of certain private biotechnology companies. These investments are included in other assets in the Condensed Consolidated Balance Sheets and are carried at cost. The Company also invests in a limited partnership investment fund that is accounted for under the equity method. The Company periodically monitors the liquidity and financing activities of the respective investments to determine if any impairment exists and accordingly writes down to the extent necessary, the carrying value of the non-marketable equity securities to their estimated fair values. In order to determine whether a decline in value is other-than-temporary, the Company evaluates, among other factors: the duration and extent to which the fair value has been less than the carrying value; the financial condition of and business outlook of the issuer for the company, including key operational and cash flow metrics, current market conditions; and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in estimated fair value. The Company recognized $4.9 million of OTTI expense on an investment in a private biotechnology company in interest income and other, net in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2010. Refer to Note 2. “Fair Value of Financial Instruments” for further information.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009 (in thousands):

		Significant
	Quoted Prices	Other
	In Active	Observable
	Markets	Inputs
	(Level 1)	(Level 2)	Total
June 30, 2010:
Assets:
U.S. government obligations and agencies*	$-	$10,747	$10,747
U.S. corporate debt	-	43,390	43,390
U.S. money markets	-	10,652	10,652
Non-U.S. government obligations and agencies	-	76,001	76,001
Non-U.S. corporate debt	796	98,854	99,650
Non-U.S. money markets	-	19,546	19,546
Total financial assets	$796	$259,190	$259,986
Liabilities:
Convertible notes	$200,655	$-	$200,655

December 31, 2009:
Assets:
U.S. government obligations and agencies*	$-	$14,224	$14,224
U.S. corporate debt	-	18,524	18,524
U.S. and Non-U.S. money markets	-	2,525	2,525
Non-U.S. government obligations and agencies	-	127,809	127,809
Non-U.S. corporate debt	1,512	100,229	101,741
Non-U.S. money markets	-	39,094	39,094
Total financial assets	$1,512	$302,405	$303,917
Liabilities:
Convertible notes	$217,537	$-	$217,537
* Included in “U.S. Government obligations and agency securities” were the Company’s mortgage-backed and state municipal investments which were approximately 2% of the total portfolio.

The fair value estimates provided above for the Company’s convertible notes were based on quoted market prices available at June 30, 2010 and December 31, 2009, respectively. The Company’s convertible notes are not marked-to-market and are shown in the accompanying Condensed Consolidated Balance Sheets at their original issuance value, net of amortized discount.

As of June 30, 2010 and December 31, 2009, the Company had no financial assets or liabilities using Level 3 inputs.

Investments in Debt and Equity Securities

The fair values of all available-for-sale securities are based on quoted market prices and are included in cash and cash equivalents, available-for-sale securities—short-term and available-for-sale securities—long-term on the Company’s Consolidated Balance Sheets based on the securities maturity. The following is a summary of available-for-sale securities as of June 30, 2010 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. government obligations and agency securities	$10,746	$10	$(9)	$10,747
U.S. corporate debt securities	43,336	106	(52)	43,390
U.S. money markets	10,652	3	(3)	10,652
Non-U.S. government obligations and agency securities	75,883	182	(64)	76,001
Non-U.S. corporate debt securities	99,861	346	(557)	99,650
Non-U.S. money markets	19,577	16	(47)	19,546
Total securities	$260,055	$663	$(732)	$259,986
Amounts included in:
Cash equivalents	$5,669	$1	$(1)	$5,669
Available-for-sale securities	254,386	662	(731)	254,317
Total securities	$260,055	$663	$(732)	$259,986
Amounts mature in:
Less than one year	$229,705	$477	$(636)	$229,546
One to two years	26,549	120	(96)	26,573
More than two years	3,801	66	-	3,867
Total securities	$260,055	$663	$(732)	$259,986

The following is a summary of available-for-sale securities as of December 31, 2009 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. government obligations and agency securities	$14,150	$75	$(1)	$14,224
U.S. corporate debt securities	18,496	56	(28)	18,524
U.S. money markets	2,512	13	-	2,525
Non-U.S. government obligations and agency securities	127,275	560	(26)	127,809
Non-U.S. corporate debt securities	101,051	1,080	(390)	101,741
Non-U.S. money markets	39,078	18	(2)	39,094
Total securities	$302,562	$1,802	$(447)	$303,917
Amounts included in:
Cash equivalents	$25,791	$6	$(17)	$25,780
Available-for-sale securities	276,771	1,796	(430)	278,137
Total securities	$302,562	$1,802	$(447)	$303,917
Amounts mature in:
Less than one year	$237,061	$1,315	$(438)	$237,938
One to two years	59,638	442	(9)	60,071
More than two years	5,863	45	-	5,908
Total securities	$302,562	$1,802	$(447)	$303,917

Realized gains for the six months ended June 30, 2010 and 2009 were both approximately $0.2 million. Realized losses for the six months ended June 30, 2010 and 2009 were $0.2 million and $0.1 million, respectively. Realized gains and losses are included in interest income and other, net in the accompanying Condensed Consolidated Statements of Operations.

The gross unrealized losses as of June 30, 2010 and 2009, respectively, were primarily related to the mortgage-backed securities that were impacted by the weakening of the global economy caused by a lack of liquidity in the credit markets, which continued through the six months ended June 30, 2010. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of the Company’s securities. Based on its review of these securities, including the assessment of the severity of the related unrealized losses, the Company has not recorded any other-than-temporary impairments on these securities for the six months ended June 30, 2010 and 2009, respectively.

Additionally, the Company did not have any noncredit-related OTTI that was recognized in OCI on its securities during the six months ended June 30, 2010 and 2009, respectively, as it is more likely than not the Company will hold the securities until maturity or a recovery of their amortized cost basis. The Company did not record any cumulative effect adjustments for noncredit-related portion of OTTI losses previously recognized in earnings.

Derivative Financial Instruments

The Company derives a portion of its revenues in foreign currencies, predominantly in Europe and Japan. In addition, a portion of its assets are held in nonfunctional currencies of its subsidiaries. As of June 30, 2010 and December 31, 2009, the Company had no open hedging contracts.

Non-Marketable Securities

As of June 30, 2010 and December 31, 2009, the carrying amounts of the Company’s non-marketable securities, totaling $7.1 million and $13.1 million, respectively, equaled the estimated fair values. The estimated fair values were based on current market rates, liquidation and net realizable values. During the six months ended June 30, 2010, the Company determined that the decline in the estimated fair value of an investment in a private biotechnology company was other-than-temporary as a result of the most recent round of financing approved by the company’s board of directors at a value per share that is significantly lower than the value per share the Company initially invested at. Accordingly, the Company recorded an impairment charge on the investment of approximately $4.9 million. During the six months ended June 30, 2009, the Company determined that the declines in estimated fair values of certain investments in the non-marketable equity securities portfolio were other-than-temporary and recognized an impairment loss of $0.9 million. Net investment losses are included in interest income and other, net in the Condensed Consolidated Statements of Operations. Depending on market conditions, the Company may incur additional charges on this investment portfolio in the future.

NOTE 3—STOCKHOLDERS’ EQUITY

Stock-Based Compensation Plans

The Company has a stock-based compensation program that provides the Board of Directors broad discretion in creating equity incentives for employees, officers, directors and consultants. This program includes incentive and non-qualified stock options and non-vested stock awards (also known as restricted stock) granted under various stock plans. Stock options are generally time-based, vesting 25% on each annual anniversary of the grant date over four years and expire 7 to 10 years from the grant date. Non-vested restricted stock awards are generally time-based, vesting 25% per year beginning on the date of hire and on each of the second, third and fourth anniversaries of the grant date. In the three months ended June 30, 2010, 4.5 million shares of common stock were added under the Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan. As of June 30, 2010, the Company had approximately 7.2 million shares of common stock reserved for future issuance under its stock-based compensation plans. New shares are issued as a result of stock option exercises and non-vested restricted stock awards.

The Company recognized stock-based compensation as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Costs of product sales	$268	$434	$432	$839
Research and development	548	434	1,101	827
Selling, general and administrative	1,887	1,487	3,499	2,772
Total stock-based compensation expense	$2,703	$2,355	$5,032	$4,438

As of June 30, 2010, $17.2 million of total unrecognized stock-based compensation expense related to non-vested awards is expected to be recognized over the respective vesting terms of each award through 2014. The weighted-average term of the unrecognized stock-based compensation expense is 2.5 years.

Stock Options

The fair value of options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Risk free interest rate	1.4%	2.1%	1.8%	1.6%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	76%	70%	76%	70%
Expected option term (in years)	4.1	4.1	4.1	4.1

The risk free interest rate for periods within the contractual life of the Company’s stock options is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term is derived from an analysis of the Company’s historical exercise trends over ten years. The expected volatility for the three months ended June 30, 2010 and 2009 is based on a blend of historical and market-based implied volatility. Using the assumptions above, the weighted-average grant date fair value of options granted during the three months ended June 30, 2010 and 2009 was $3.83 and $2.88, respectively, and for the six months ended June 30, 2010 and 2009 was $4.13 and $1.88, respectively.

NOTE 4—RESTRUCTURING

Since fiscal 2006, the Company has undertaken several restructuring plans that are summarized as follows:

In 2008, the Company closed its West Sacramento manufacturing facility, moving its probe array manufacturing to its Singapore facility, consolidating its reagent manufacturing to its Cleveland facility and outsourcing its instrument manufacturing operations to third parties (the “2008 Plan”). The Company made total cash payments of $8.2 million related to employee termination benefits and incurred noncash charges of $36.9 million related to the abandonment and impairment of certain manufacturing assets which were presented as a component of “Restructuring charges” in the Company’s Condensed Consolidated Statements of Operations. The Company completed the closure of the West Sacramento facility during the second quarter of 2009 and no expense was recognized during the six months ended June 30, 2010 compared to $2.7 million of employee termination benefits expense recognized during the six months ended June 30, 2009. The Company does not expect to incur additional expense in connection with the 2008 Plan.

In 2007, the Company consolidated an administrative facility located in Sunnyvale, California into its main campus in Santa Clara, California and terminated certain employees in the research and development and selling, general and administrative functions (the “2007 Plan”). The Sunnyvale, California facility was vacated during the fourth quarter of 2007. Additionally, in 2006, the Company initiated a restructuring plan (the “2006 Plan”) intended to better align certain of its expenses with the Company’s business outlook which primarily consisted of the reorganization of the general and administrative functions and the rationalization of its facilities. Total cash payments made in connection with the 2007 Plan and 2006 Plan were approximately $4.6 million and $16.6 million, respectively. The Company also recognized $8.5 million in noncash charges in connection with the 2006 Plan. These costs were included as a component of “Restructuring charges” in the Company’s Condensed Consolidated Statements of Operations. As of June 30, 2010, the Company had fulfilled all obligations under the 2007 Plan while the 2006 Plan had an accrual of $1.0 million related to contract termination costs. During the six months ended June 30, 2010 and 2009, the expense recorded in association with these two plans was not material. The Company does not expect to incur additional expense other than the remaining contract termination costs of $1.0 million in connection with these plans.

NOTE 5—INVENTORIES

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2010	2009
Raw materials	$21,395	$20,012
Work-in-process	10,473	9,456
Finished goods	23,443	25,022
Total	$55,311	$54,490

NOTE 6—ACQUIRED TECHNOLOGY RIGHTS

Acquired technology rights are comprised of licenses to technology covered by patents owned by third parties or patents acquired by the Company and are amortized over the expected useful lives of these assets, which range from one to fifteen years. Accumulated amortization of these rights amounted to $65.4 million and $59.2 million at June 30, 2010 and December 31, 2009, respectively.

The expected future annual amortization expense of the Company’s acquired technology rights is as follows (in thousands):

Amortization
For the Year Ending December 31,	Expense
2010, remainder thereof	$6,171
2011	12,172
2012	10,398
2013	7,890
2014	6,174
Thereafter	1,123
Total	$43,928

NOTE 7—SENIOR CONVERTIBLE NOTES

During the six month periods ended June 30, 2010 and 2009, the Company partially repurchased its 3.50% senior convertible notes due in 2038 in private transactions:

In 2009, the Company repurchased approximately $69.1 million of aggregate principal amount for total cash consideration of $50.6 million, including accrued interest of $0.9 million. The recognized gain on debt repurchase of $17.4 million is net of transaction costs of $0.9 million and accelerated amortization of deferred financing costs of $1.0 million.

In 2010, the Company repurchased approximately $26.7 million of aggregate principal amount for total cash consideration of $24.6 million, including accrued interest of $0.3 million. The recognized gain on debt repurchase of $1.7 million is net of transaction costs of less than $0.1 million and accelerated amortization of deferred financing costs of $0.3 million.

Subsequent to June 30, 2010, the Company repurchased an additional $69.1 million of aggregate principal amount for total cash consideration of $64.3 million, including accrued interest of $1.1 million. The gain on sale was approximately $4.0 million, net of transaction costs of $0.2 million and accelerated amortization of deferred financing costs of $0.7 million.

NOTE 8—COMPREHENSIVE (LOSS) INCOME

The components of comprehensive (loss) income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net loss (income)	$(5,541)	$7,320	$(15,161)	$(17,885)
Foreign currency translation adjustment	(201)	312	(466)	(73)
Unrealized (loss) gain on securities	(920)	2,703	(2,790)	4,304
Comprehensive loss (income)	$(6,662)	$10,335	$(18,417)	$(13,654)

NOTE 9—COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company has been in the past, and continues to be, a party to litigation which has consumed, and may continue to consume, substantial financial and managerial resources. The following are material legal proceedings to which the Company or one or more of its subsidiaries is a party:

Illumina Lawsuit

On May 4, 2009 and November 3, 2009, the Company was named as a defendant in two separate complaints filed by plaintiff, Illumina, Inc., in the U.S. District Court for the Western District of Wisconsin. In the complaints, plaintiff alleges that the Company is infringing Patent Nos. 7,510,841 and 7,612,020 by making and selling certain of the Company’s new peg-based array formats and instruments that run these peg-based arrays (including the GeneTitan® and GeneAtlas™ systems). Plaintiff seeks a permanent injunction enjoining the Company from further infringement and unspecified monetary damages. The two separate complaints have been consolidated into a single case. On June 4, 2010, the court conducted its Markman (claims construction) hearing, and on July 14, 2010, the court issued its claims construction ruling. The case is set for trial beginning on March 14, 2011. The Company will vigorously defend against all of plaintiff’s claims.

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

NOTE 10—INCOME TAXES

The provision for income tax for the three and six month period ended June 30, 2010 was less than $0.1 million and $0.9 million, respectively. The reduction in the second quarter provision is principally driven by lower profitability during the three months ended June 30, 2010. The provision for income tax consists of foreign income and withholding taxes and state minimum taxes.

Due to the Company’s history of cumulative operating losses, management concluded that, after considering all the available objective evidence, it is not more likely than not that all the Company’s net deferred tax assets will be realized. Accordingly, all of the U.S. deferred tax assets, net of reserves for uncertain tax positions, continue to be subject to a valuation allowance as of June 30, 2010.

As of June 30, 2010, there have been no material changes to the total amount of unrecognized tax benefits.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 should be read in conjunction with our financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2009.

All statements in this quarterly report that are not historical are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act as amended, including statements regarding our “expectations,” “beliefs,” “intentions,” “strategies” or the like. Such statements are based on our current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Actual results or business conditions may differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, risks associated with our ability to offer new products and technologies; our capacity to identify and capitalize upon emerging market opportunities; market acceptance of our products versus those of our competitors; uncertainties related to cost and pricing of Affymetrix products; fluctuations in overall capital spending in the academic and biotechnology sectors; changes in government funding policies; our dependence on collaborative partners; the size and structure of our current sales, technology and technical support organizations; uncertainties relating to our suppliers and manufacturing processes; our ability to achieve and sustain higher levels of revenue, improved gross margins and reduced operating expenses; personnel retention; global and regional credit and financial market conditions; uncertainties relating to Federal and Drug Administration (“FDA”) and other regulatory approvals; risks relating to intellectual property of others and the uncertainties of patent protection and litigation; volatility of the market price of our common stock; and unpredictable fluctuations in quarterly revenues.

Overview of Company

We develop, manufacture and sell products and services for genetic analysis to the life science research and clinical healthcare markets. Researchers around the world use our technology to better understand the role that genes play in disease, the effectiveness and safety of therapies and many other biological factors that affect human well-being. We sell our products to some of the world’s largest pharmaceutical, diagnostic and biotechnology companies, as well as leading academic, government and not-for profit research institutions. Almost 22,000 peer-reviewed papers have been published based on work using our products. We have approximately 1,000 employees worldwide and maintain sales and distribution operations across the United States, Europe, Japan and Asia.

We offer a comprehensive line of products for three principal applications: gene expression, genotyping and copy number analysis. Our product sales consist primarily of sales of instruments and related consumables. We have three instrumentation systems, GeneTitan®, GeneChip® and GeneAtlas that employ one-time use consumables utilizing various array formats that are tailored to the needs of our customers. Our GeneChip® instruments use consumable arrays packaged in cartridges and our GeneTitan® and GeneAtlasTM instruments use consumable arrays packaged in a plate or strip format for automated high throughput processing.

In December 2008, we acquired Panomics, Inc., a life science leader with complementary technologies for use in the low-to mid-plex markets that are downstream of our whole genome arrays. We also offer a range of reagent kits that are compatible with our platforms as well as the products of other vendors.

Overview of Second Quarter 2010

During the second quarter of 2010, our business was adversely affected by three primary factors:

•	Reduced capital spending by academic research customers, particularly in Europe;
•	Increased sales of DNA products offset by declines in RNA sales that were related to the integration of our acquisitions and the realignment of sales territories; and
•	Weaker than expected currencies in both the Euro and British Pound against the U.S. Dollar.

    At the time of this filing, we cannot assure you that these challenges will be resolved in the near future. However, we remain focused on executing our business strategy:

Expanding into new markets. Our goal is to expand our revenue base through entry into new markets and expansion of our customer base by successfully commercializing our established and acquired technologies. For example, during the second quarter we continued our expansion into the genotyping marketplace with our new AxiomTM Genotyping Solution.  We believe this market will continue to be an attractive growth opportunity, in particular, driven by our ability to provide flexible array packaging and novel genetic content that can assist scientists in more fully understanding human health and disease.

In the second quarter of 2010, we launched several important new products including the introduction of our Axiom Genomic Database with over 7 million validated common and rare SNPs enabling customers to customize their own array designs rather than use pre-configured or catalog arrays for their genotyping studies. We also released two new Axiom Genotyping products and introduced our QuantiGene® ViewRNA Assay that will provide researchers with a new level of in situ gene expression analysis.

Re-engineering our technology platform. We intend to expand our product line with new products that combine automated instrumentation, powerful new biological assays, and new array designs and content. GeneTitan® System, our new mid- to high-end instrumentation platform, enables increased efficiency and throughput for researchers conducting array-based experiments. This fully automated solution produces higher data quality by removing or minimizing many of the sources of variation in the laboratory. In the first half of 2010, we commercially released our GeneAtlasTM System which targets new users of microarray technology. With the GeneTitan® and GeneAtlasTM instruments we also introduced alternative array plate and array strip formats to our cartridge-based consumables. We intend to provide an expanded menu of gene expression and genotyping applications for our peg array plates.

Improve operating leverage. We recognized positive cash flow from operating activities for the first half of 2010 and expect to do so for the second half of the year. In the first half of 2010, we began to realize cost savings and decreased expenditures as compared to the same period in 2009 as a result of our restructuring activities in 2009 that consolidated our manufacturing to our Cleveland and Singapore facilities and outsourced our instrument manufacturing operations. We believe that our new array plate formats have lower manufacturing costs than the cartridge-based formats and expect to incur lower operating expenses as we fully integrate our acquisitions of USB and Panomics. Additionally, we have significantly reduced our future interest payments through the repurchasing of a portion of our 3.50% senior convertible notes due in 2038.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Other than the following discussion related to revenue recognition for multiple element arrangements, during the six months ended June 30, 2010, there have been no significant changes in our critical accounting policies and estimates compared to the disclosures in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

The change in accounting principle for revenue recognition on multiple element arrangements did not have a material impact on our financial results for the six months ended June 30, 2010. We anticipate that the effect on the change in accounting principle on subsequent periods will be primarily dependent on the arrangements entered into, the ability to estimate selling prices when VSOE cannot be established and the timing of the delivery of the products and services. Additionally, had the new accounting guidance been applied for the six months ended June 30, 2009, there would have been no material impact on the revenue recognized.

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

Results of Operations

The following discussion compares the historical results of operations for the three and six months ended June 30, 2010 and 2009.

Product Sales (in thousands, except percentage amounts)

The components of product sales are as follows:

	Three Months Ended		Dollar	Percentage	Six Months Ended		Dollar	Percentage
	June 30,		change	change	June 30,		change	change
	2010	2009	from 2009	from 2009	2010	2009	from 2009	from 2009
Consumables	$60,632	$62,147	$(1,515)	(2)%	$126,895	$121,809	$5,086	4%
Instruments	4,471	5,009	(538)	(11)	11,651	10,217	1,434	14
Total product sales	$65,103	$67,156	$(2,053)	(3)%	$138,546	$132,026	$6,520	5%

Total product sales decreased in the second quarter of 2010 as compared to the same period in 2009. Consumables were down slightly primarily due to a changing mix of our products and lower reagent sales resulting from challenges in integrating recent acquisitions. Instrument sales also declined in the second quarter of 2010 as compared to 2009 as a result of reduced capital spending by academic research customers, particularly in Europe. Additionally, there were declines in the volume of sales of older products partially offset by sales of the GeneTitan® and GeneAtlasTM family of instruments that were launched in the third quarter of 2009 and in 2010, respectively.

For the first six months of 2010, total product sales increased as compared to the first six months of 2009 primarily due to an increased volume of sales of our DNA analysis chips partially offset by a decline in the volume of sales of our RNA chips and lower average sales prices of our reagents. Instrument sales also grew in 2010 as compared to 2009 primarily due to the GeneTitan® and GeneAtlasTM family of instruments that was introduced in late 2009 and early 2010, respectively, partially offset by declines in the volume of sales of older products.

Services (in thousands, except percentage amounts)

	Three Months Ended		Dollar	Percentage	Six Months Ended		Dollar	Percentage
	June 30,		change	change	June 30,		change	change
	2010	2009	from 2009	from 2009	2010	2009	from 2009	from 2009
Services	$4,742	$12,221	$(7,479)	(61)%	$9,205	$23,777	$(14,572)	(61)%

Total services revenue decreased in the second quarter, and for the first six months, of 2010 as compared to 2009, primarily due to the completion of several genotyping projects, including the Wellcome Trust Case Consortium and the National Institutes of Health projects, in late 2009 that began in the fourth quarter of 2008. We currently have not entered into any other significant contracts for other projects.

Royalties and Other Revenue (in thousands, except percentage amounts)

	Three Months Ended		Dollar	Percentage	Six Months Ended		Dollar	Percentage
	June 30,		change	change	June 30,		change	change
	2010	2009	from 2009	from 2009	2010	2009	from 2009	from 2009
Royalties and other revenue	$1,833	$2,177	$(344)	(16)%	$4,114	$4,312	$(198)	(5)%

Royalties and other revenue declined in the second quarter, and for the first six months, of 2010 as compared to 2009 as a result of the expiration of certain multi-year contracts.

Product and Services Gross Margin (in thousands, except percentage amounts)

	Three Months Ended		Dollar/Point	Six Months Ended		Dollar/Point
	June 30,		change from	June 30,		change from
	2010	2009	2009	2010	2009	2009
Total gross margin on product sales	$37,568	$37,271	$297	$82,552	$67,707	$14,845
Total gross margin on services	1,188	4,714	(3,526)	1,062	8,689	(7,627)

Product gross margin as a percentage of products sales	58%	55%	3	60%	51%	9

Service gross margin as a percentage of services	25%	39%	(14)	12%	37%	(25)

Product gross margin for the second quarter of 2010 increased over the second quarter of 2009 primarily due to lower plant consolidation activities that totaled $1.1 million in 2010 as compared to $4.6 million in 2009, higher volumes in chip sales in 2010 and a mix shift to higher margin products in 2010. These increases were partially offset by unfavorable absorption in 2010 compared to 2009, overall lower average selling prices, excess and obsolescence costs for products with finite lives and increased warranty costs on certain instruments.

The increase in product gross margin in the six months of 2010 as compared to the first six months of 2009 is primarily due to the reduction of plant consolidation activities of $9.4 million in 2009 as compared to $1.2 million in 2010. The increase in margin was also driven by higher volume of sales on our chips, a mix shift to higher margin instrument sales and greater absorption due to higher production levels in the first quarter of 2010 as compared to the first quarter of 2009. These increases were partially offset by a decline in overall average selling price, higher excess and obsolescence costs for products with finite lives and increased warranty costs.

Service gross margin decreased in the second quarter of 2010, and for the six months ended June 30, 2010, as compared to the same periods in 2009 primarily due to the decrease of the scientific services revenues generated from the Wellcome Trust Case Consortium and National Institutes of Health projects that were completed in late 2009.

Research and Development Expenses (in thousands, except percentage amounts)

	Three Months Ended		Dollar	Percentage	Six Months Ended		Dollar	Percentage
	June 30,		change	change	June 30,		change	change
	2010	2009	from 2009	from 2009	2010	2009	from 2009	from 2009
Research and development	$17,815	$20,361	$(2,546)	(13)%	$36,294	$41,644	$(5,350)	(13)%

The decrease in research and development expenses in the second quarter, and for the first six months, of 2010 as compared to 2009 was primarily due to lower headcount-related expenses such as compensation and benefits and a net decrease in spending on masks, chips and supplies due to a shift in product focus resulting from the commercialization of certain products in 2009.

Selling, General and Administrative Expenses (in thousands, except percentage amounts)

	Three Months Ended		Dollar	Percentage	Six Months Ended		Dollar	Percentage
	June 30,		change	change	June 30,		change	change
	2010	2009	from 2009	from 2009	2010	2009	from 2009	from 2009
Selling, general and administrative	$28,428	$31,686	$(3,258)	(10)%	$59,807	$65,668	$(5,861)	(9)%

The decrease in selling, general and administrative expenses in the second quarter of 2010, and for the six months ended June 30, 2010 was primarily due to an overall decrease of $2.9 million and $4.9 million, respectively, in compensation and benefits expense resulting from lower headcount as compared to the same period in 2009. Additionally, there were decreases in facilities expenses as a result of site consolidation efforts and bad debt expense resulting from better collection efforts.

Restructuring (in thousands, except percentage amounts)

	Three Months Ended		Dollar	Percentage	Six Months Ended		Dollar	Percentage
	June 30,		change	change	June 30,		change	change
	2010	2009	from 2009	from 2009	2010	2009	from 2009	from 2009
Restructuring	$-	$226	$(226)	(100)%	$-	$2,193	$(2,193)	(100)%

In 2006, 2007 and 2008, we undertook restructuring plans designed to improve our operating leverage. We completed the restructurings in 2009. The effects of these restructuring plans on our results of operations are discussed below.

In 2008, we closed our West Sacramento manufacturing facility, moving probe array manufacturing to our Singapore facility, consolidating reagent manufacturing to our Cleveland facility and outsourcing instrument manufacturing operations to third parties. Total cash payments of $8.2 million related to employee termination benefits and noncash charges of $36.9 million related to the abandonment and impairment of certain manufacturing assets were presented as a component of “Restructuring charges” in our Condensed Consolidated Statements of Operations. We completed the closure of the West Sacramento facility during the second quarter of 2009 and no expenses were recognized during the six months ended June 30, 2010 compared to $2.7 million of expense pertaining to employee severance and relocation benefits recognized during the six months ended June 30, 2009.

In 2007, we consolidated an administrative facility located in Sunnyvale, California into our main campus in Santa Clara, California and terminated certain employees in the research and development and selling, general and administrative functions (the “2007 Plan”). The Sunnyvale, California facility was vacated during the fourth quarter of 2007. Additionally, in 2006, we initiated a restructuring plan (the “2006 Plan”) intended to better align certain of our expenses our business outlook, which primarily consisted of the reorganization of the general and administrative functions as well as the rationalization of our facilities. The cash payments made in connection with the 2007 Plan and 2006 Plan were approximately $4.6 million and $16.6 million, respectively, while the 2006 Plan also had $8.5 million in noncash charges. These costs were included as a component of “Restructuring charges” in our Condensed Consolidated Statements of Operations. For the six months ended June 30, 2010 and 2009, the expense incurred on these two plans was immaterial and we have recognized all costs in association with the 2007 Plan and the majority of the costs related to the 2006 Plan, except for the remaining contract termination costs of $1.0 million.

Interest Income and Other, Net (in thousands, except percentage amounts)

The components of interest income and other, net, are as follows:

	Three Months Ended		Dollar	Percentage	Six Months Ended		Dollar	Percentage
	June 30,		change	change	June 30,		change	change
	2010	2009	from 2009	from 2009	2010	2009	from 2009	from 2009
Interest income	$670	$1,258	$(588)	(47)%	$1,432	$2,628	$(1,196)	(46)%
Realized (loss) gain on equity investments, net	(197)	124	(321)	(259)	(4,360)	(1,082)	(3,278)	(303)
Currency (loss) gain, net	232	-	232	100	44	(1,833)	1,877	102
Other	33	(26)	59	227	24	803	(779)	(97)
Total interest income and other, net	$738	$1,356	$(618)	(46)%	$(2,860)	$516	$(3,376)	(654)%

Interest income and other, net decreased in the second quarter of 2010 as compared to 2009 primarily due to lower interest income as a result of lower average cash balances due to the convertible notes repurchases as well as lower effective interest rates for the quarter. This decline was partially offset by currency gains in 2010 as compared to 2009.

For the six months ended June 30, 2010, interest income and other, net, decreased primarily due to a $4.9 million other-than-temporary impairment loss recognized on a non-marketable investment in the first quarter of 2010 compared to a $1.1 million impairment charge on several investments in its non-marketable equity securities portfolio in the first quarter of 2009. Additionally, interest income decreased primarily due to lower effective interest rates and lower average cash balances in 2010 as compared to 2009. These declines were partially offset by currency gains in 2010 as compared to currency losses in 2009.

Interest Expense (in thousands, except percentage amounts)

	Three Months Ended		Dollar	Percentage	Six Months Ended		Dollar	Percentage
	June 30,		change	change	June 30,		change	change
	2010	2009	from 2009	from 2009	2010	2009	from 2009	from 2009
Interest expense	$2,340	$2,903	$(563)	(19)%	$4,772	$6,080	$(1,308)	(22)%

Interest expense decreased in the second quarter, and for the first six months, of 2010 as compared to 2009, primarily due to the lower aggregate principal balance of the senior convertible notes resulting from the $26.7 million and the $69.1 million repurchase of aggregate principal amount in the second quarter of 2010 and June 2009, respectively.

Income Tax Provision (in thousands, except percentage amounts)

	Three Months Ended		Dollar	Percentage	Six Months Ended		Dollar	Percentage
	June 30,		change	change	June 30,		change	change
	2010	2009	from 2009	from 2009	2010	2009	from 2009	from 2009
Income tax provision	$29	$409	$(380)	(93)%	$900	$902	$(2)	(0)%

The provision for income tax decreased for the three months ended June 30, 2010 as compared to the same period in 2009 primarily due to lower profitability. Our provision for income tax consists of foreign income and withholding taxes and state minimum taxes. Due to our history of cumulative operating losses, management concluded that, after considering all the available objective evidence, it is not more likely than not that all our net deferred tax assets will be realized. Accordingly, all of our U.S. deferred tax assets, net of reserves for uncertain tax positions, continue to be subject to a valuation allowance as of June 30, 2010.

As of June 30, 2010, there have been no material changes to our total amount of unrecognized tax benefits.

Liquidity and Capital Resources

Liquidity

Historically, we have primarily financed our operations through product sales; sales of equity and debt securities such as our 0.75% and 3.50% convertible notes in 2003 and 2007, respectively; the exercise of stock options and participation in our stock plans; collaborative agreements; interest income; and licensing of our technology.

Our cash outflows have generally been as follows: cash used in operating activities such as research and development programs, sales and marketing activity, procurement and growth of inventory, compensation and benefits of our employees and other working capital needs; cash paid for acquisitions; cash paid for litigation activity and settlements; cash used for our debt repurchases and repurchases of our convertible notes as well as related interest payments on our convertible notes obligations.

As of June 30, 2010, we had cash, cash equivalents, and available-for-sale securities of approximately $334.2 million. We anticipate that our existing capital resources along with the cash to be generated from operations will enable us to maintain currently planned operations, acquisitions, debt repayments or repurchases, and capital expenditures for the foreseeable future.

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

As of June 30, 2010, we have no credit facility or other committed sources of capital. To the extent capital resources are insufficient to meet future capital requirements, we will have to raise additional funds. There can be no assurance that such funds will be available on favorable terms, or at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to our stockholders. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into collaboration agreements on unattractive terms. Our inability to raise capital would have a material adverse effect on our business, financial condition and results of operations.

From time to time, we may seek to retire, repurchase, or exchange our convertible securities or common stock in open market purchases, privately negotiated transactions dependent on market conditions, liquidity, and contractual obligations and other factors. In the second quarter of 2010, we repurchased an aggregate of $26.7 million of the outstanding principal balance of our 3.50% convertible notes for cash payments totaling $24.6 million and recognized a gain of $1.7 million. Furthermore, in the period between July 1, 2010 and July 31, 2010, we repurchased an additional aggregate of $69.1 million of outstanding principal balance of these notes for cash payments totaling $64.3 million and expect to recognize a gain of approximately $4.0 million in the three months ended September 30, 2010.

Cash flows (in thousands)

	Six Months Ended
	June 30,
	2010	2009
Net cash provided by operating activities	$20,980	$11,366
Net cash provided by (used in) investing activities	16,630	(36)
Net cash used in financing activities	(25,602)	(51,282)
Effect of foreign currency translation on cash and cash equivalents	(466)	(73)
Net increase (decrease) in cash and cash equivalents	$11,542	$(40,025)

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2010 was comprised of a net loss of $15.2 million, net non-cash charges of $26.3 million and a $9.9 million increase in working capital. The increase in net cash provided by operating activities was primarily due to adjustments for non-cash expenses, including depreciation and amortization expense of $17.5 million, a net loss on investments of $4.7 million, which included an other-than-temporary impairment charge of $4.9 million on a non-marketable equity investment and stock-based compensation expense of $5.0 million. The increase was partially offset by a gain from repurchase of convertible notes of $1.7 million.

Net Cash Provided by (Used in) Investing Activities

Our investing activities, other than purchases, sales and maturities of available-for-sale securities, primarily consist of capital expenditures, strategic investments and purchased technology rights.

Cash used for capital expenditures was $5.6 million for the six months ended June 30, 2010. Our capital expenditures were primarily related to the purchase of manufacturing equipment and computer hardware.

Net Cash Provided by (Used in) Financing Activities

Our financing activities generally consist of stock option exercise activity under our employee stock plan. Cash used in the issuance of stock under our employee stock plan, net of treasury shares withheld for taxes, was $0.9 million for the first six months of 2010. In the second quarter of 2010, we bought back $26.7 million in aggregate principal balance of our 3.50% convertible notes for $24.6 million in cash considerations.

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

ITEM 1A. RISK FACTORS

In evaluating our business, you should carefully consider risks that our business may be subject to, as well as the other information contained in this Quarterly Report on Form 10-Q. If any of the risks actually occurs, our business could be harmed.

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

Our growth depends in part on our ability to acquire new technologies and successfully integrate past acquisitions, which may absorb significant resources and may not be successful.

As part of our strategy to develop and identify new technologies, products and services, we have made and may continue to acquire new technologies. Our integration of the operations of acquired businesses requires significant efforts, including the coordination of information technologies, research and development, sales and marketing, operations, manufacturing and finance. These efforts result in additional expenses and divert significant amounts of management’s time from other projects. Our failure to manage successfully and coordinate the growth of the combined company could also have an adverse impact on our business. In addition, there is no guarantee that some of the businesses we acquire will become profitable or remain so. If our acquisitions do not meet our initial expectations, we may record impairment charges, such as those recorded in 2008.

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

•	any disruption in order fulfillment or loss of sales due to integration processes;

•	the presence or absence of adequate internal controls and/or significant fraud in the financial systems of acquired companies;

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

While the American Recovery and Reinvestment Act passed in 2009, increasing the funding for the NIH, this is a one-time event. Government funding of research and development is subject to the political process, which is inherently unpredictable. Any shift away from the funding of life science research and development or delays surrounding the approval of government budget proposals may cause our customers to delay or forgo purchases of our products and services. Moreover, in the short term, our customers may delay or reduce their purchases of our products as they wait to learn whether, and to what extent, they will receive stimulus funding. Additionally, if our customers are unable to obtain stimulus funding they may reduce their research and development budgets, resulting in a decrease in demand for our products. A reduction or delay in demand will reduce our revenues and adversely affect our profitability.

As we implement our strategy to expand into new markets, the size and structure of our current sales, marketing and technical support organizations may limit our ability to sell our products and services.

As we implement our strategy to expand into new markets, we may not be able to establish a sales, marketing or technical support organization that is sufficient to sell, market or support all of our new products, or cover all of the regions that we target globally. To assist our sales and support activities, we have entered into distribution agreements through certain distributors, principally in markets outside of North America and Europe. In addition, we may enter into distribution arrangements with respect to some of our products that we believe will be better served in such arrangements than our current sales and marketing organizations. We have less control over other third parties on whom we rely for sales, marketing and technical support. In addition, these third parties may decide to develop and sell competitive products or otherwise become our competitors, which could harm our business.

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

Risks Related to the Manufacturing of Our Products

We depend on a limited number of suppliers.  We will be unable to launch or commercialize our products in a timely manner if our suppliers are unable to meet our requirements or if shipments from these suppliers are delayed or interrupted.

We outsource the manufacturing of our instruments to a limited number of suppliers. Some of our instruments and other key parts of our product lines, including components of our manufacturing equipment and certain raw materials used in the manufacture of our products are currently only available from a single supplier. Therefore, we depend on our suppliers to supply our instruments, or components of our products, in required volumes, at appropriate quality and reliability levels, and in compliance with regulatory requirements. If supplies from these vendors do not meet our requirements, or were delayed or interrupted for any reason, we would not be able to commercialize our products successfully or in a timely fashion, and our business could be adversely impacted.

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

Prior to 2002, we incurred losses each year since our inception, and we reported losses in 2006, 2008 and 2009, as well as the first half of 2010. As a result, we had an accumulated deficit of approximately $455 million as of June 30, 2010. Our ability to achieve sustained profitability will depend, in part, on the rate of growth, if any, of our revenue and on the level of our expenses. We expect to continue incurring significant expenses related to research and development, sales and marketing efforts to commercialize our products, litigation and non-cash stock based compensation, and we expect to continue to experience fluctuations in our operating results. If our revenues grow more slowly than we anticipate, or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenues, we may not become profitable on a sustained basis, or at all.

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

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or short-term investments since June 30, 2010, any further deterioration in conditions of the global credit and financial markets may negatively impact our current portfolio of cash equivalents or short-term investments or our ability to meet our financing objectives. Other-than-temporary declines in the market price and valuation of any of our short-term investments would require us to adjust the carrying value of the investment through an impairment charge.

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

Many of our products are labeled for “research use only”. Even when a product is exempted from FDA clearance or approval, the FDA may impose restrictions as to the types of customers to which we can market and sell our products. Such restrictions may materially and adversely affect our business, financial condition and results of operations.

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

The market price of our common stock is volatile. During the twelve-month period ending June 30, 2010, the daily volume of our common stock fluctuated from 278,900 to 15,386,500 shares. Moreover, during that period, our common stock traded as low as $4.56 per share and as high as $10.06 per share. Our stock price may be affected by a number of factors, including those listed in these “Risk Factors” and other, unknown factors. Our stock price also may be affected by: comments by securities analysts regarding our business or prospects; our inability to meet analysts’ expectations; general fluctuations in the stock market or in the stock prices of our industry peers or our customers; and, general conditions and publicity regarding the genomics, biotechnology, pharmaceutical or life science industries.

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

In addition to factors that affect the spending levels of our customers described above, additional factors could cause our operating results to fluctuate, including:

•	competition;

•	our inability to produce products in sufficient quantities and with appropriate quality;

•	the frequency of experiments conducted by our customers;

•	our customers’ inventory of products;

•	the receipt of relatively large orders with short lead times; and

•	our customers’ expectations as to how long it takes us to fill future orders.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

10.17(1)	Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan, as adopted effective March 9, 2000 and amended through May 14, 2010.
10.29(2)	Change of Control Policy.
10.43(2)	Executive Severance Policy.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 99.1 to Registrant’s Form S-8 as filed on May 17, 2010 (File No. 333-166894).

(2)	Incorporated by reference to Registrant’s Form 8-K as filed on May 18, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	By:	/s/ TIMOTHY C. BARABE
	Name:	Timothy C. Barabe
	Title:	Executive Vice President and Chief Financial Officer

August 5, 2010

Duly Authorized Officer and Principal Financial
And Accounting Officer

AFFYMETRIX, INC.
EXHIBIT INDEX
June 30, 2010

Exhibit Number	Description of Document

10.17(1)	Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan, as adopted effective March 9, 2000 and amended through May 14, 2010.
10.29(2)	Change of Control Policy.
10.43(2)	Executive Severance Policy.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 99.1 to Registrant’s Form S-8 as filed on May 17, 2010 (File No. 333-166894).

(2)	Incorporated by reference to Registrant’s Form 8-K as filed on May 18, 2010.