Form 10-Q
period 2010-09-30
AFFYMETRIX INC
filed 2010-11-04
CIK 913077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

COMMON SHARES OUTSTANDING ON OCTOBER 29, 2010: 70,639,688

AFFYMETRIX, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

AFFYMETRIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS:
Current assets:
Cash and cash equivalents	$40,141	$65,642
Restricted cash—short-term portion	409	1,686
Available-for-sale securities—short-term portion	80,432	213,377
Accounts receivable, net	52,354	64,933
Inventories	52,337	54,490
Deferred tax assets—short-term portion	1,167	1,172
Prepaid expenses and other current assets	12,155	15,903
Total current assets	238,995	417,203
Available-for-sale securities—long-term portion	148,763	64,760
Property and equipment, net	59,012	68,182
Acquired technology rights, net	41,455	49,855
Deferred tax assets—long-term portion	4,712	4,720
Restricted cash—long-term portion	-	1,109
Other long-term assets	14,499	25,121
Total assets	$507,436	$630,950

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued liabilities	$42,686	$57,183
Deferred revenue—short-term portion	12,559	14,534
Total current liabilities	55,245	71,717
Deferred revenue—long-term portion	4,007	3,898
Other long-term liabilities	10,854	10,295
Convertible notes	148,588	247,201
Stockholders’ equity:
Common stock	707	710
Additional paid-in capital	739,846	733,378
Accumulated other comprehensive income	2,682	4,051
Accumulated deficit	(454,493)	(440,300)
Total stockholders’ equity	288,742	297,839
Total liabilities and stockholders’ equity	$507,436	$630,950

AFFYMETRIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
REVENUE:
Product sales	$67,273	$66,172	$205,819	$198,198
Services	4,929	9,901	14,134	33,678
Royalties and other revenue	1,770	2,118	5,884	6,430
Total revenue	73,972	78,191	225,837	238,306
COSTS AND EXPENSES:
Cost of product sales	29,822	30,728	85,816	95,047
Cost of services and other	3,677	5,142	11,820	20,299
Research and development	16,175	18,764	52,469	60,408
Selling, general and administrative	26,309	30,608	86,116	96,276
Restructuring charges	-	(296)	-	1,897
Total costs and expenses	75,983	84,946	236,221	273,927
Loss from operations	(2,011)	(6,755)	(10,384)	(35,621)
Interest income and other, net	760	774	(2,100)	1,290
Interest expense	1,537	2,430	6,309	8,510
Gain on repurchase of convertible notes	4,108	-	5,852	17,447
Income (loss) before income taxes	1,320	(8,411)	(12,941)	(25,394)
Income tax provision	352	408	1,252	1,310
Net income (loss)	$968	$(8,819)	$(14,193)	$(26,704)

Basic net income (loss) per common share	$0.01	$(0.13)	$(0.21)	$(0.39)

Diluted net income (loss) per common share	$0.01	$(0.13)	$(0.21)	$(0.39)

Shares used in computing basic net income (loss) per common share	68,875	68,799	68,945	68,569

Shares used in computing diluted net income (loss) per common share	69,223	68,799	68,945	68,569

AFFYMETRIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,193)	$(26,704)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	26,373	35,536
Stock-based compensation	7,563	7,867
Realized loss on investments	4,725	947
Deferred tax assets	13	(436)
Amortization of debt offering costs	688	942
Impairment and loss (gain) on disposal of property and equipment	782	(385)
Gain from repurchase of convertible notes	(5,852)	(17,447)
Changes in operating assets and liabilities:
Accounts receivable, net	12,526	6,096
Inventories	2,153	777
Prepaid expenses and other assets	7,533	8,237
Accounts payable and accrued liabilities	(14,497)	(10,648)
Deferred revenue	(1,866)	(1,907)
Other long-term liabilities	(545)	(230)
Net cash provided by operating activities	25,403	2,645
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,616)	(7,567)
Purchases of available-for-sale securities	(420,504)	(322,769)
Proceeds from sales and maturities of available-for-sale securities	469,548	327,843
Purchase of technology rights and technology licenses	(883)	-
Net cash provided by (used in) investing activities	41,545	(2,493)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	(1,098)	(680)
Repurchase of convertible notes	(91,755)	(50,669)
Net cash used in financing activities	(92,853)	(51,349)
Effect of exchange rate changes on cash and cash equivalents	404	392
Net decrease in cash and cash equivalents	(25,501)	(50,805)
Cash and cash equivalents at beginning of period	65,642	113,292
Cash and cash equivalents at end of period	$40,141	$62,487

AFFYMETRIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
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

Certain prior year amounts have been reclassified to conform to current year presentation. During the second quarter, as a result of expanded disclosures of its available-for-sale securities in accordance with newly issued accounting guidance, certain investments were reclassified as different security types from the prior year.

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

Product Sales

Product sales include sales of probe arrays, reagents and related instrumentation. Probe array, reagent and instrumentation revenue is recognized when earned, which is generally upon shipment and transfer of title to the customer and fulfillment of any significant post-delivery obligations. Accruals are provided for anticipated warranty expenses at the time the associated revenue is recognized.

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

Royalties and Other Revenue

Royalties and other revenue include license revenue; royalties earned from third party license agreements; milestones and royalties earned from collaborative product development and supply agreements; subscription fees earned under GeneChip® array access programs; research revenue, which mainly consists of amounts earned under government grants; and non-recurring intellectual property payments.

License revenue is generally recognized upon execution of the agreement unless the Company has continuing performance obligations, in which case the license revenue is recognized ratably over the period of expected performance.

Royalty revenue is earned from the sale of products by third parties who have been licensed under the Company’s intellectual property portfolio. Revenue from minimum royalties is amortized over the term of the creditable royalty period. Any royalties received in excess of minimum royalty payments are recognized under the terms of the related agreement, generally upon notification of manufacture or shipment of a product by a licensee.

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

Research revenue results primarily from research grants received from U.S. Government entities or from subcontracts with other life science research-based companies which receive their research grant funding from the U.S. Government. Revenue from research contracts is generated from the efforts of the Company’s technical staff and include the costs for material and subcontract efforts. The Company’s research grant contracts generally provide for the payment of negotiated fixed hourly rates for labor hours incurred plus reimbursement of other allowable costs. Research revenue is recorded in the period in which the associated costs are incurred, up to the limit of the prior approval funding amounts contained in each agreement. The costs associated with these grants are reported as research and development expense.

Transactions with Distributors

The Company recognizes revenue from transactions with distributors when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable, and collectability is reasonably assured. The Company’s agreements with distributors do not include rights of return.

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is calculated using the weighted-average number of common shares outstanding during the period less the weighted-average shares subject to repurchase. Diluted income (loss) per common share gives effect to dilutive common stock subject to repurchase, stock options (calculated based on the treasury stock method) and convertible debt (calculated using an as-if-converted method).

The following table sets forth a reconciliation of basic and diluted net income (loss) per common share (in thousands except per diluted share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator:
Net income (loss)	$968	$(8,819)	$(14,193)	$(26,704)

Denominator:
Shares used in computing basic net income (loss) per common share	68,875	68,799	68,945	68,569
Add effect of dilutive securities:
Employee stock options	104	-	-	-
Common stock subject to repurchase	244	-	-	-
Shares used in computing diluted net income (loss) per common share	69,223	68,799	68,945	68,569

Basic net income (loss) per common share	$0.01	$(0.13)	$(0.21)	$(0.39)
Diluted net income (loss) per common share	$0.01	$(0.13)	$(0.21)	$(0.39)

Diluted earnings per common share include certain potential dilutive securities from outstanding stock options (on the treasury stock method), common stock subject to repurchase and convertible notes (on the as-if-converted basis). The antidilutive securities excluded from diluted earnings per common share, on an actual outstanding basis, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Employee stock options	7,040	6,370	7,144	6,370
Restricted stock subject to repurchase	1,850	2,266	2,094	2,266
Convertible notes	4,933	8,207	4,933	8,207
Total	13,823	16,843	14,171	16,843

Cash Equivalents, Available-for-Sale Securities and Investments

Marketable Securities

The Company’s investments consist of marketable equity and debt securities including U.S. government notes and bonds; corporate notes, bonds and asset-backed securities; mortgage-backed securities, municipal notes and bonds; and publicly traded equity securities. The Company reports all securities with maturities at the date of purchase of 90 days or less that are readily convertible into cash and have insignificant interest rate risk as cash equivalents. The Company’s investments are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity. The cost of its marketable securities is adjusted for the amortization of premiums and discounts to maturity. This amortization is included in interest income and other, net. Realized gains and losses, as well as interest income, on available-for-sale securities are also included in interest income and other, net. The cost of securities sold is based on the specific identification method. The fair values of securities are based on quoted market prices. The Company includes its available-for-sale securities that have an effective maturity of less than twelve months as of the balance sheet date in current assets and those with an effective maturity greater than twelve months as of the balance sheet date in non-current assets.

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

Non-marketable Securities

As part of the Company’s strategic efforts to gain access to potential new products and technologies, it invests in equity securities of certain private biotechnology companies. These investments are included in other assets in the Condensed Consolidated Balance Sheets and are carried at cost. The Company also invests in a limited partnership investment fund that is accounted for under the equity method. The Company periodically monitors the liquidity and financing activities of the respective investments to determine if any impairment exists and accordingly writes down to the extent necessary, the carrying value of the non-marketable equity securities to their estimated fair values. In order to determine whether a decline in value is other-than-temporary, the Company evaluates, among other factors: the duration and extent to which the fair value has been less than the carrying value; the financial condition of and business outlook of the issuer for the company, including key operational and cash flow metrics, current market conditions; and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in estimated fair value. The Company recognized $5.3 million of OTTI expense on two investments in private biotechnology companies in interest income and other, net in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2010. Refer to Note 2. “Fair Value of Financial Instruments” for further information.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009 (in thousands):

		Significant
	Quoted Prices	Other
	In Active	Observable
	Markets	Inputs
	(Level 1)	(Level 2)	Total
September 30, 2010:
Assets:
U.S. government obligations and agencies*	$-	$72,966	$72,966
U.S. corporate debt*	-	104,657	104,657
U.S. money markets	-	3,645	3,645
Non-U.S. government obligations and agencies	-	3,244	3,244
Non-U.S. corporate debt	1,004	43,679	44,683
Total financial assets	$1,004	$228,191	$229,195
Liabilities:
Convertible notes	$131,501	$-	$131,501

December 31, 2009:
Assets:
U.S. government obligations and agencies*	$-	$127,808	$127,808
U.S. corporate debt*	-	100,229	100,229
U.S. and Non-U.S. money markets	-	39,094	39,094
Non-U.S. government obligations and agencies	-	14,225	14,225
Non-U.S. corporate debt	1,512	18,524	20,036
Non-U.S. money markets	-	2,525	2,525
Total financial assets	$1,512	$302,405	$303,917
Liabilities:
Convertible notes	$217,537	$-	$217,537

* Included in these security types were the Company’s mortgage-backed investments which were approximately 2% and 1% of the total portfolio for the nine months ended September 30, 2010 and December 31, 2009, respectively.

The fair value estimates provided above for the Company’s convertible notes were based on quoted market prices available at September 30, 2010 and December 31, 2009, respectively. The Company’s convertible notes are not marked-to-market and are shown in the accompanying Condensed Consolidated Balance Sheets at their original issuance value, net of amortized discount.

As of September 30, 2010 and December 31, 2009, the Company had no financial assets or liabilities using Level 3 inputs.

Investments in Debt and Equity Securities

The fair values of all available-for-sale securities are based on quoted market prices and are included in cash and cash equivalents, available-for-sale securities—short-term and available-for-sale securities—long-term on the Company’s Consolidated Balance Sheets based on the securities maturity. The following is a summary of available-for-sale securities as of September 30, 2010 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. government obligations and agency securities	$72,633	$334	$(1)	$72,966
U.S. corporate debt securities	104,562	408	(313)	104,657
U.S. money markets	3,643	2	-	3,645
Non-U.S. government obligations and agency securities	3,199	45	-	3,244
Non-U.S. corporate debt securities	44,482	233	(32)	44,683
Total securities	$228,519	$1,022	$(346)	$229,195
Amounts included in:
Available-for-sale securities	$228,519	$1,022	$(346)	$229,195
Amounts mature in:
Less than one year	$80,459	$295	$(323)	$80,431
One to two years	46,024	229	-	46,253
More than two years	102,036	498	(23)	102,511
Total securities	$228,519	$1,022	$(346)	$229,195

The following is a summary of available-for-sale securities as of December 31, 2009 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. government obligations and agency securities	$127,274	$560	$(26)	$127,808
U.S. corporate debt securities	100,160	459	(390)	100,229
U.S. money markets	39,079	17	(2)	39,094
Non-U.S. government obligations and agency securities	14,150	76	(1)	14,225
Non-U.S. corporate equity and debt securities	19,387	677	(28)	20,036
Non-U.S. money markets	2,512	13	-	2,525
Total securities	$302,562	$1,802	$(447)	$303,917
Amounts included in:
Cash equivalents	$25,791	$6	$(17)	$25,780
Available-for-sale securities	276,771	1,796	(430)	278,137
Total securities	$302,562	$1,802	$(447)	$303,917
Amounts mature in:
Less than one year	$237,061	$1,315	$(438)	$237,938
One to two years	59,638	442	(9)	60,071
More than two years	5,863	45	-	5,908
Total securities	$302,562	$1,802	$(447)	$303,917

Realized gains for the nine months ended September 30, 2010 and 2009 were $0.6 million and $0.2 million, respectively. Realized losses for the nine months ended September 30, 2010 and 2009 were $0.2 million and $0.1 million, respectively. Realized gains and losses are included in interest income and other, net in the accompanying Condensed Consolidated Statements of Operations.

The gross unrealized losses as of September 30, 2010 and 2009, respectively, were primarily related to a mortgage-backed security that was impacted by the weakening of the global economy caused by a lack of liquidity in the credit markets, which continued through the nine months ended September 30, 2010. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of the Company’s securities. Based on its review of these securities, including the assessment of the severity of the related unrealized losses, the Company has not recorded any other-than-temporary impairments on these securities for the nine months ended September 30, 2010 and 2009.

Additionally, the Company did not have any noncredit-related OTTI that was recognized in OCI on its securities during the nine months ended September 30, 2010 and 2009 as it is more likely than not the Company will hold, and has the ability to hold, the securities until maturity or a recovery of their amortized cost basis. The Company did not record any cumulative effect adjustments for any noncredit-related portion of OTTI losses previously recognized in earnings.

Derivative Financial Instruments

The Company derives a portion of its revenue in foreign currencies, predominantly in Europe and Japan. In addition, a portion of its assets are held in nonfunctional currencies of its subsidiaries. As of September 30, 2010 and December 31, 2009, the Company had no open hedging contracts.

Non-Marketable Securities

As of September 30, 2010 and December 31, 2009, the carrying amounts of the Company’s non-marketable securities, totaling $6.9 million and $13.1 million, respectively, equaled their estimated fair values. Their estimated fair values were based on current market rates, as well as liquidation and net realizable values. During the nine months ended September 30, 2010, the Company determined that declines in the estimated fair values of two of its investments in private biotechnology companies were other-than-temporary as a result of the respective price per share paid by investors in the most recent round of financing for each company which, in each case, was significantly lower than the carrying value of the Company’s investment. Accordingly, the Company recorded impairment charges on these investments totaling approximately $0.4 million and $5.3 million in the three and nine months ended September 30, 2010, respectively. During the nine months ended September 30, 2009, the Company also determined that declines in estimated fair values of other investments in its non-marketable equity securities portfolio were other-than-temporary and recognized an additional net impairment loss of $0.9 million. Net investment losses are included in interest income and other, net in the Condensed Consolidated Statements of Operations. Depending on market conditions, the Company may incur additional charges on this investment portfolio in the future.

NOTE 3—STOCKHOLDERS’ EQUITY

Stock-Based Compensation Plans

The Company has a stock-based compensation program that provides the Board of Directors broad discretion in creating equity incentives for employees, officers, directors and consultants. This program includes incentive and non-qualified stock options and non-vested stock awards (also known as restricted stock) granted under various stock plans. Stock options and restricted stock awards are generally time-based, vesting 25% on each annual anniversary of the grant date over four years. Stock options expire 7 to 10 years from the grant date. In the second quarter of 2010, 4.5 million shares of common stock were added under the Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan. As of September 30, 2010, the Company had approximately 5.2 million shares of common stock reserved for future issuance under its stock-based compensation plans. New shares are issued as a result of stock option exercises, restricted stock units vesting and restricted stock award grants.

The Company recognized stock-based compensation as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Costs of product sales	$268	$479	$700	$1,318
Research and development	537	695	1,638	1,522
Selling, general and administrative	1,726	2,255	5,225	5,027
Total stock-based compensation expense	$2,531	$3,429	$7,563	$7,867

As of September 30, 2010, $19.5 million of total unrecognized stock-based compensation expense related to non-vested awards is expected to be recognized over the respective vesting terms of each award through 2014. The weighted-average term of the unrecognized stock-based compensation expense is 2.9 years.

Stock Options

The fair value of options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Risk free interest rate	1.0%	1.9%	1.1%	1.7%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	76%	70%	76%	70%
Expected option term (in years)	4.1	4.1	4.1	4.1

The risk free interest rate for periods within the contractual life of the Company’s stock options is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term is derived from an analysis of the Company’s historical exercise trends over ten years. The expected volatility for the three and nine months ended September 30, 2010 and 2009 is based on a blend of historical and market-based implied volatility. Using the assumptions above, the weighted-average grant date fair value of options granted during the three months ended September 30, 2010 and 2009 was $2.41 and $4.48, respectively, and for the nine months ended September 30, 2010 and 2009 was $2.66 and $3.02, respectively.

NOTE 4—RESTRUCTURING

Since fiscal 2006, the Company has undertaken several restructuring plans that are summarized as follows:

In 2008, the Company closed its West Sacramento manufacturing facility, moving its probe array manufacturing to its Singapore facility, consolidating its reagent manufacturing to its Cleveland facility and outsourcing its instrument manufacturing operations to third parties (the “2008 Plan”). The Company made total cash payments of $8.2 million related to employee termination benefits and incurred noncash charges of $36.9 million related to the abandonment and impairment of certain manufacturing assets which were presented as a component of “Restructuring charges” in the Company’s Condensed Consolidated Statements of Operations. The Company completed the closure of the West Sacramento facility during the second quarter of 2009 and no expense was recognized during the nine months ended September 30, 2010, compared to $2.5 million of employee termination benefits expense recognized during the nine months ended September 30, 2009. The Company does not expect to incur additional expense in connection with the 2008 Plan.

In 2007, the Company consolidated an administrative facility located in Sunnyvale, California into its main campus in Santa Clara, California and terminated certain employees in the research and development and selling, general and administrative functions (the “2007 Plan”). The Sunnyvale, California facility was vacated during the fourth quarter of 2007. Additionally, in 2006, the Company initiated a restructuring plan (the “2006 Plan”) intended to better align certain of its expenses with the Company’s business outlook which primarily consisted of the reorganization of the general and administrative functions and the rationalization of its facilities. Total cash payments made in connection with the 2007 Plan and 2006 Plan were approximately $4.6 million and $16.7 million, respectively. The Company also recognized $8.5 million in noncash charges in connection with the 2006 Plan. These costs were included as a component of “Restructuring charges” in the Company’s Condensed Consolidated Statements of Operations. As of September 30, 2010, the Company had fulfilled all obligations under the 2007 Plan while the 2006 Plan had an accrual of $0.8 million related to contract termination costs, which is expected to be recorded through July 2013. During the nine months ended September 30, 2010 and 2009, the expense recorded in association with these two plans was not material. The Company does not expect to incur additional expense in connection with the 2007 and 2006 Plans.

NOTE 5—INVENTORIES

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2010	2009
Raw materials	$17,437	$20,012
Work-in-process	14,923	9,456
Finished goods	19,977	25,022
Total	$52,337	$54,490

NOTE 6—ACQUIRED TECHNOLOGY RIGHTS

Acquired technology rights are comprised of licenses to technology covered by patents owned by third parties or patents acquired by the Company and are amortized over the expected useful lives of these assets, which range from one to fifteen years. Accumulated amortization of these rights amounted to $68.5 million and $59.2 million at September 30, 2010 and December 31, 2009, respectively.

The expected future annual amortization expense of the Company’s acquired technology rights is as follows (in thousands):

Amortization
For the Year Ending December 31,	Expense
2010, remainder thereof	$3,096
2011	12,363
2012	10,590
2013	8,081
2014	6,200
Thereafter	1,125
Total	$41,455

NOTE 7—SENIOR CONVERTIBLE NOTES

During the nine months ended September 30, 2010 and 2009, the Company partially repurchased its 3.50% senior convertible notes due in 2038 in private transactions:

In 2010, the Company repurchased a total of $98.6 million of aggregate principal amount for total cash consideration of $91.5 million, including accrued interest of $1.5 million. The recognized gain on debt repurchase of $5.9 million is net of transaction costs of $0.2 million and accelerated amortization of deferred financing costs of $1.0 million.

In 2009, the Company repurchased approximately $69.1 million of aggregate principal amount for total cash consideration of $50.6 million, including accrued interest of $0.9 million. The recognized gain on debt repurchase of $17.4 million is net of transaction costs of $0.9 million and accelerated amortization of deferred financing costs of $1.0 million.

NOTE 8—COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income (loss)	$968	$(8,819)	$(14,193)	$(26,704)
Foreign currency translation adjustment	870	465	404	392
Unrealized gain (loss) on securities	1,017	404	(1,773)	4,708
Comprehensive income (loss)	$2,855	$(7,950)	$(15,562)	$(21,604)

NOTE 9—COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company has been in the past, and continues to be, a party to litigation which has consumed, and may continue to consume, substantial financial and managerial resources. The following are material legal proceedings to which the Company or one or more of its subsidiaries is a party:

Illumina Lawsuit

On May 4, 2009 and November 3, 2009, the Company was named as a defendant in two separate complaints filed by plaintiff, Illumina, Inc., in the U.S. District Court for the Western District of Wisconsin. In the complaints, the plaintiff alleges that the Company is infringing Patent Nos. 7,510,841 and 7,612,020 by making and selling certain of the Company’s new peg-based array formats and instruments that run these peg-based arrays (including the GeneTitan® and GeneAtlas™ systems). The plaintiff seeks a permanent injunction enjoining the Company from further infringement and unspecified monetary damages. The two separate complaints have been consolidated into a single case. On June 4, 2010, the court conducted its Markman (claims construction) hearing, and on July 14, 2010, the court issued its claims construction ruling. The case is set for trial beginning March 14, 2011. The Company will vigorously defend against all of the plaintiff’s claims.

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

NOTE 10—INCOME TAXES

The provision for income tax for the three and nine months ended September 30, 2010 was $0.4 million and $1.3 million, respectively.  The provision principally consists of foreign and state income taxes.

Due to the Company’s history of cumulative operating losses and consideration of all the available objective evidence, it is not more likely than not that all of the Company’s net deferred tax assets will be realized. Accordingly, all of the U.S. deferred tax assets, net of reserves for uncertain tax positions, continue to be subject to a valuation allowance as of September 30, 2010.

As of September 30, 2010, there have been no material changes to the total amount of unrecognized tax benefits.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 should be read in conjunction with our financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2009.

All statements in this quarterly report that are not historical are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act as amended, including statements regarding our “expectations,” “beliefs,” “intentions,” “strategies” or the like. Such statements are based on our current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Actual results or business conditions may differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, risks associated with our ability to offer new products and technologies; our capacity to identify and capitalize upon emerging market opportunities; market acceptance of our products versus those of our competitors; uncertainties related to cost and pricing of Affymetrix products; fluctuations in overall capital spending in the academic and biotechnology sectors; changes in government funding policies; our dependence on collaborative partners; the size and structure of our current sales, technology and technical support organizations; uncertainties relating to our suppliers and manufacturing processes; our ability to achieve and sustain higher levels of revenue, improved gross margins and reduced operating expenses; personnel retention; global and regional credit and financial market conditions; uncertainties relating to Federal and Drug Administration (“FDA”) and other regulatory approvals; risks relating to intellectual property of others and the uncertainties of patent protection and litigation; volatility of the market price of our common stock; and unpredictable fluctuations in quarterly revenue.

Overview of Company

We develop, manufacture and sell products and services for genetic analysis to the life science research and clinical healthcare markets. Researchers around the world use our technology to better understand the role that genes play in disease, the effectiveness and safety of therapies and many other biological factors that affect human well-being. We sell our products to some of the world’s largest pharmaceutical, diagnostic and biotechnology companies, as well as leading academic, government and not-for profit research institutions. More than 22,000 peer-reviewed papers have been published based on work using our products. We have more than 900 employees worldwide and maintain sales and distribution operations across the United States, Europe, Japan and Asia.

We offer a comprehensive line of products for three principal applications: gene expression, genotyping and copy number analysis. Our product sales consist primarily of sales of instruments and related consumables. We have three instrumentation systems, GeneTitan®, GeneChip® and GeneAtlas™, that employ one-time use consumables utilizing various array formats that are tailored to the needs of our customers. Our GeneChip® instruments use consumable arrays packaged in cartridges and our GeneTitan® and GeneAtlasTM instruments use consumable arrays packaged in a plate or strip format for automated high throughput processing.

We offer a variety of assays for gene expression targeting low- to mid-plex markets that are downstream of our whole genome arrays. We also offer a range of reagent kits that are compatible with our platforms as well as the products of other vendors.

Overview of Third Quarter 2010

During the third quarter of 2010, total revenue increased sequentially over the second quarter of 2010, primarily due to higher sales of RNA products and instruments, partially offset by a decline in DNA sales. We also continued to achieve our goal of improved operating leverage, generating positive operating cash flow for the fourth consecutive quarter and further decreasing our future interest payments by repurchasing a portion of our 3.50% convertible notes due 2038.

We continue to remain focused on executing our business strategy:

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

We have launched several important new products in 2010 including the introduction of our Axiom Genomic Database with over 7 million validated common and rare SNPs enabling customers to customize their own array designs rather than use pre-configured or catalog arrays for their genotyping studies. In the third quarter, we began commercializing the Axiom Chinese myDesign Genotyping Array which provides for genome-wide association studies specifically for Chinese populations. In addition, we launched the OncoScan FFPE Express which is a service that allows cancer researchers to analyze the genetic signatures of tumors that are Formalin-Fixed and Paraffin-Embedded.

Re-engineering our technology platform. We seek to expand our product line with new products that combine automated instrumentation, powerful new biological assays, and new array designs and content. GeneTitan® System, our new mid- to high-end instrumentation platform, enables increased efficiency and throughput for researchers conducting array-based experiments. This fully automated solution produces higher data quality by removing or minimizing many of the sources of variation in the laboratory. In the first half of 2010, we commercially released our GeneAtlasTM System which targets new users of microarray technology. With the GeneTitan® and GeneAtlasTM instruments, we also introduced alternative array plate and array strip formats to our cartridge-based consumables. We intend to provide an expanded menu of gene expression and genotyping applications for our peg array plates.

Improve operating leverage. We recognized positive cash flow from operating activities for the first half of 2010 and continued to do so in the third quarter of 2010. We have realized the cost savings and decreased expenditures as compared to the same period in 2009 as a result of our restructuring activities in past years that consolidated our manufacturing to our Cleveland and Singapore facilities and outsourced our instrument manufacturing operations. We believe that our new array plate formats have lower manufacturing costs than the cartridge-based formats and expect to incur lower operating expenses as we fully integrate our acquisitions of USB and Panomics. Additionally, we have significantly reduced our future interest payments by repurchasing a portion of our 3.50% senior convertible notes due 2038.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Other than the following discussion related to revenue recognition for multiple element arrangements, during the nine months ended September 30, 2010, there have been no significant changes in our critical accounting policies and estimates compared to the disclosures in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

The change in accounting principle for revenue recognition on multiple element arrangements did not have a material impact on our financial results for the three and nine months ended September 30, 2010. We anticipate that the effect on the change in accounting principle on subsequent periods will be primarily dependent on the arrangements entered into, the ability to estimate selling prices when VSOE cannot be established and the timing of the delivery of the products and services. Additionally, had the new accounting guidance been applied for the three and nine months ended September 30, 2009, there would have been no material impact on the revenue recognized.

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

Results of Operations

The following discussion compares the historical results of operations for the three and nine months ended September 30, 2010 and 2009.

Product Sales (in thousands, except percentage amounts)

The components of product sales are as follows:

	Three Months Ended		Dollar	Percentage	Nine Months Ended		Dollar	Percentage
	September 30,		change	change	September 30,		change	change
	2010	2009	from 2009	from 2009	2010	2009	from 2009	from 2009
Consumables	$61,858	$62,000	$(142)	(0)%	$188,753	$183,809	$4,944	3%
Instruments	5,415	4,172	1,243	30	17,066	14,389	2,677	19
Total product sales	$67,273	$66,172	$1,101	2%	$205,819	$198,198	$7,621	4%

Total product sales increased year over year in the third quarter of 2010 as compared to 2009. Consumables were down slightly primarily due to a shift in product mix. Instrument sales increased in the third quarter of 2010 as compared to 2009 as a result of sales of the GeneTitan® and GeneAtlasTM families of instruments and shipment of several GeneChip® systems during the quarter.

For the first nine months of 2010, total product sales increased year over year as compared to the first nine months of 2009, due to an increased volume of sales of our DNA consumables partially offset by a decline in the volume of sales of our RNA consumables. Instrument sales also grew in 2010 as compared to 2009, primarily due to the GeneTitan® and GeneAtlasTM families of instruments, which were introduced in late 2009 and early 2010, respectively, partially offset by declines in the volume of sales of older products.

Services (in thousands, except percentage amounts)

	Three Months Ended		Dollar	Percentage	Nine Months Ended		Dollar	Percentage
	September 30,		change	change	September 30,		change	change
	2010	2009	from 2009	from 2009	2010	2009	from 2009	from 2009
Services	$4,929	$9,901	$(4,972)	(50)%	$14,134	$33,678	$(19,544)	(58)%

Total services revenue decreased in the third quarter, and for the first nine months, of 2010 as compared to 2009, primarily due to the completion in late 2009 of several genotyping projects that began in the fourth quarter of 2008, including the Wellcome Trust Case Consortium and the National Institutes of Health projects. We currently have not entered into any other significant contracts for other genotyping projects.

Royalties and Other Revenue (in thousands, except percentage amounts)

	Three Months Ended		Dollar	Percentage	Nine Months Ended		Dollar	Percentage
	September 30,		change	change	September 30,		change	change
	2010	2009	from 2009	from 2009	2010	2009	from 2009	from 2009
Royalties and other revenue	$1,770	$2,118	$(348)	(16)%	$5,884	$6,430	$(546)	(8)%

Royalties and other revenue declined in the third quarter, and for the first nine months, of 2010 as compared to 2009 as a result of the expiration of certain multi-year contracts.

Product and Services Gross Margin (in thousands, except percentage amounts)

	Three Months Ended		Dollar/Point	Nine Months Ended		Dollar/Point
	September 30,		change from	September 30,		change from
	2010	2009	2009	2010	2009	2009
Total gross margin on product sales	$37,451	$35,444	$2,007	$120,003	$103,151	$16,852
Total gross margin on services	1,252	4,759	(3,507)	2,314	13,448	(11,134)

Product gross margin as a percentage of products sales	56%	54%	2	58%	52%	6

Service gross margin as a percentage of services	25%	48%	(23)	16%	40%	(24)

Product gross margin for the third quarter of 2010 increased over the third quarter of 2009 primarily due to a mix shift to an increased volume of sales of higher margin products partially offset by a decrease in volume of sales of lower margin products and increased excess and obsolescence costs for products with finite lives.

The increase in product gross margin in the first nine months of 2010 as compared to the first nine months of 2009 is primarily due to the reduction of plant consolidation activities from $9.2 million in 2009 to $1.6 million in 2010. The increase in margin was also driven by a higher volume of sales of our consumables, favorable absorption and a mix shift to higher margin instrument sales. These increases were partially offset by higher excess and obsolescence costs for products with finite lives and increased warranty costs.

Service gross margin decreased in the third quarter of 2010, and for the nine months ended September 30, 2010, as compared to the same periods in 2009, primarily due to the decrease of the scientific services revenue generated from the Wellcome Trust Case Consortium and National Institutes of Health projects, which were completed in late 2009.

Research and Development Expenses (in thousands, except percentage amounts)

	Three Months Ended		Dollar	Percentage	Nine Months Ended		Dollar	Percentage
	September 30,		change	change	September 30,		change	change
	2010	2009	from 2009	from 2009	2010	2009	from 2009	from 2009
Research and development	$16,175	$18,764	$(2,589)	(14)%	$52,469	$60,408	$(7,939)	(13)%

The decrease in research and development expenses in the third quarter, and for the first nine months, of 2010 as compared to 2009 was primarily due to lower headcount-related expenses such as compensation and benefits and a net decrease in spending on masks, chips and supplies due to a shift in product focus resulting from the commercialization of certain products in 2009.

Selling, General and Administrative Expenses (in thousands, except percentage amounts)

	Three Months Ended		Dollar	Percentage	Nine Months Ended		Dollar	Percentage
	September 30,		change	change	September 30,		change	change
	2010	2009	from 2009	from 2009	2010	2009	from 2009	from 2009
Selling, general and administrative	$26,309	$30,608	$(4,299)	(14)%	$86,116	$96,276	$(10,160)	(11)%

The decrease in selling, general and administrative expenses in the third quarter, and for the first nine months, of 2010 as compared to 2009 was primarily due to an overall decrease of $2.3 million and $7.2 million, respectively, in compensation and benefits expense resulting from lower headcount as compared to the same period in 2009. Additionally, there were decreases in facilities expenses as a result of site consolidation efforts, lower bad debt expense from better collection efforts and reduced litigation costs due to the timing of legal proceedings.

Restructuring (in thousands, except percentage amounts)

	Three Months Ended		Dollar	Percentage	Nine Months Ended		Dollar	Percentage
	September 30,		change	change	September 30,		change	change
	2010	2009	from 2009	from 2009	2010	2009	from 2009	from 2009
Restructuring	$-	$(296)	$296	(100)%	$-	$1,897	$(1,897)	(100)%

In 2006, 2007 and 2008, we undertook restructuring plans designed to improve our operating leverage. We completed the restructurings in 2009. The effects of these restructuring plans on our results of operations are discussed below.

In 2008, we closed our West Sacramento manufacturing facility, moving probe array manufacturing to our Singapore facility, consolidating reagent manufacturing to our Cleveland facility and outsourcing instrument manufacturing operations to third parties. We completed the closure of the West Sacramento facility during the second quarter of 2009 and no expenses were recognized during the nine months ended September 30, 2010, compared to $2.5 million of expense pertaining to employee severance and relocation benefits recognized during the nine months ended September 30, 2009.

For the 2006 and 2007 restructuring activities, the expense incurred on these two plans was immaterial.

Interest Income and Other, Net (in thousands, except percentage amounts)

The components of interest income and other, net, are as follows:

	Three Months Ended		Dollar	Percentage	Nine Months Ended		Dollar	Percentage
	September 30,		change	change	September 30,		change	change
	2010	2009	from 2009	from 2009	2010	2009	from 2009	from 2009
Interest income	$644	$910	$(266)	(29)%	$2,077	$3,538	$(1,461)	(41)%
Realized (loss) gain on equity investments, net	(59)	135	(194)	(144)	(4,420)	(946)	(3,474)	(367)
Currency gain (loss), net	66	(344)	410	(119)	110	(2,177)	2,287	105
Other	109	73	36	49	133	875	(742)	(85)
Total interest income and other, net	$760	$774	$(14)	(2)%	$(2,100)	$1,290	$(3,390)	(263)%

Interest income and other, net decreased in the third quarter of 2010 as compared to 2009 primarily due to lower interest income as a result of lower average cash balances due to the repurchases of our 3.50% senior convertible notes due 2038 during the second and third quarter of 2010 and a net realized loss on equity investments related to a $0.4 million other-than-temporary impairment loss recognized on a non-marketable investment in the third quarter of 2010. This decline was partially offset by currency gains and realized gains on our non-marketable equity securities portfolio in 2010 as compared to 2009.

For the nine months ended September 30, 2010, interest income and other, net, decreased primarily due to the net $5.3 million of other-than-temporary impairment losses recognized on non-marketable investments compared to net $0.9 million impairment charges on several investments in our non-marketable equity securities portfolio in 2009. Additionally, interest income decreased primarily due to lower effective interest rates and lower average cash balances in 2010 as compared to 2009. These declines were partially offset by currency gains in 2010 as compared to currency losses in 2009.

Interest Expense (in thousands, except percentage amounts)

	Three Months Ended		Dollar	Percentage	Nine Months Ended		Dollar	Percentage
	September 30,		change	change	September 30,		change	change
	2010	2009	from 2009	from 2009	2010	2009	from 2009	from 2009
Interest expense	$1,537	$2,430	$(893)	(37)%	$6,309	$8,510	$(2,201)	(26)%

Interest expense decreased in the third quarter, and for the first nine months, of 2010 as compared to 2009, primarily due to the lower aggregate principal balance of the senior convertible notes resulting from the repurchase of aggregate principal amount totaling $98.6 million and $69.1 million in 2010 and 2009, respectively.

Income Tax Provision (in thousands, except percentage amounts)

	Three Months Ended		Dollar	Percentage	Nine Months Ended		Dollar	Percentage
	September 30,		change	change	September 30,		change	change
	2010	2009	from 2009	from 2009	2010	2009	from 2009	from 2009
Income tax provision	$352	$408	$(56)	(14)%	$1,252	$1,310	$(58)	(4)%

The provision for income tax for the three and nine months ended September 30, 2010 primarily consists of foreign and state income taxes. Due to our history of cumulative operating losses, management concluded that, after considering all the available objective evidence, it is not more likely than not that all of our net deferred tax assets will be realized. Accordingly, all of our U.S. deferred tax assets, net of reserves for uncertain tax positions, continue to be subject to a valuation allowance as of September 30, 2010.

As of September 30, 2010, there have been no material changes to our total amount of unrecognized tax benefits.

Liquidity and Capital Resources

Liquidity

Historically, we have primarily financed our operations through product sales; sales of equity and debt securities such as our 3.50% convertible notes in 2007; the exercise of stock options and participation in our stock plans; collaborative agreements; interest income; and licensing of our technology.

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

As of September 30, 2010, we had cash, cash equivalents, and available-for-sale securities of approximately $269.7 million. We anticipate that our existing capital resources along with the cash to be generated from operations will enable us to maintain currently planned operations, acquisitions, debt repayments or repurchases, and capital expenditures for the foreseeable future.

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

As of September 30, 2010, we have no credit facility or other committed sources of capital. To the extent capital resources are insufficient to meet future capital requirements, we will have to raise additional funds. There can be no assurance that such funds will be available on favorable terms, or at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to our stockholders. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into collaboration agreements on unattractive terms. Our inability to raise capital would have a material adverse effect on our business, financial condition and results of operations.

From time to time, we may seek to retire, repurchase, or exchange our convertible securities or common stock in open market purchases, privately negotiated transactions dependent on market conditions, liquidity, and contractual obligations and other factors. In the nine months ended September 30, 2010, we repurchased an aggregate of $98.6 million of the outstanding principal balance of our 3.50% convertible notes due 2038 for cash payments totaling $91.5 million and recognized a gain of $5.9 million.

Cash flows (in thousands)

	Nine Months Ended
	September 30,
	2010	2009
Net cash provided by operating activities	$25,403	$2,645
Net cash provided by (used in) investing activities	41,545	(2,493)
Net cash used in financing activities	(92,853)	(51,349)
Effect of foreign currency translation on cash and cash equivalents	404	392
Net decrease in cash and cash equivalents	$(25,501)	$(50,805)

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2010 was comprised of a net loss of $14.2 million, net of non-cash charges of $34.3 million and a $5.3 million increase in working capital. The increase in net cash provided by operating activities was primarily due to adjustments for non-cash expenses, including depreciation and amortization expense of $26.4 million, a net realized loss on investments of $4.7 million, which included other-than-temporary impairment charges totaling $5.3 million on two non-marketable equity investments, stock-based compensation expense of $7.6 million and a gain from the repurchase of convertible notes of $5.9 million.

Net Cash Provided by (Used in) Investing Activities

Our investing activities, other than purchases, sales and maturities of available-for-sale securities, primarily consist of capital expenditures and purchased technology rights.

Cash used for capital expenditures was $6.6 million for the nine months ended September 30, 2010. Our capital expenditures were primarily related to the purchase of manufacturing equipment and computer hardware.

Net Cash Provided by (Used in) Financing Activities

Our financing activities generally consist of stock option exercise activity under our employee stock plan. Cash used in the issuance of stock under our employee stock plan, net of treasury shares withheld for taxes, was $1.1 million for the first nine months of 2010. In the third quarter of 2010, we bought back $71.9 million in aggregate principal balance of our 3.50% convertible notes for $66.9 million in cash considerations.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

There have been no significant changes in our off-balance sheet arrangements and aggregate contractual obligations as compared to the disclosures in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

We derive a portion of our revenue in foreign currencies, predominantly in Europe and Japan. In addition, a portion of our assets are held in nonfunctional currencies of our subsidiaries. We use currency forward contracts to manage a portion of the currency exposures created from our activities denominated in foreign currencies. Our hedging program is designed to reduce, but does not entirely eliminate, the impact of currency exchange rate movements.

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

We expect that our revenue in the foreseeable future will be derived primarily from products and services provided to pharmaceutical and biotechnology companies, as well as a relatively small number of academic, governmental and other research institutions. Our operating results may fluctuate substantially due to reductions and delays in research and development expenditures by these customers.

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

The American Recovery and Reinvestment Act was enacted in 2009, increasing the funding for the National Institutes of Health to support scientific research. However, government funding of research and development is subject to the political process, which is inherently unpredictable. Any shift away from the funding of life science research and development or delays surrounding the approval of government budget proposals may cause our customers to delay or forgo purchases of our products and services. Moreover, in the short term, our customers may delay or reduce their purchases of our products as they wait to learn whether, and to what extent, they will receive stimulus funding. Additionally, if our customers are unable to obtain stimulus funding they may reduce their research and development budgets, resulting in a decrease in demand for our products. A reduction or delay in demand will reduce our revenue and adversely affect our profitability.

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

Our commercial success depends in part on our ability to develop and maintain collaborative relationships with key companies as well as with key academic researchers. In particular, we depend on our collaborators for in-licensed technology and components for a variety of our product lines. We collaborate with a number of instrumentation and reagent companies, including Beckman Coulter, CapitalBio Corporation, Genisphere LLC, Life Technologies, Luminex Corporation, Siemens Medical Solutions Diagnostics and Qiagen GmbH. Some of these collaborators, like Life Technologies and Luminex Corporation, are currently sole suppliers of components of some of our reagent kits but they are also our competitors. Relying on our collaborative relationships is risky to our future success because:

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

Prior to 2002, we incurred losses each year since our inception, and we reported losses in 2006, 2008 and 2009, as well as the first half of 2010. As a result, we had an accumulated deficit of approximately $454 million as of September 30, 2010. Our ability to achieve sustained profitability will depend, in part, on the rate of growth, if any, of our revenue and on the level of our expenses. We expect to continue incurring significant expenses related to research and development, sales and marketing efforts to commercialize our products, litigation and non-cash stock based compensation, and we expect to continue to experience fluctuations in our operating results. If our revenue grow more slowly than we anticipate, or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenue, we may not become profitable on a sustained basis, or at all.

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

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or short-term investments since September 30, 2010, any significant deterioration in conditions of the global credit and financial markets may negatively impact our current portfolio of cash equivalents or short-term investments or our ability to meet our financing objectives. Other-than-temporary declines in the market price and valuation of any of our short-term investments would require us to adjust the carrying value of the investment through an impairment charge.

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

The FDA, the U.S. Department of Health and Human Services and foreign government regulators are increasingly focused on genetic analysis tools, including the use of arrays that are labeled for research use only by cytogenetics labs as well as labs certified under the Clinical Laboratory Improvement Amendments (“CLIA”). We cannot predict the extent of the FDA’s future efforts in regulation and policies with respect to the sale and use of arrays for the development of assays by CLIA laboratories, which are referred to as laboratory developed tests (“LDTs”). If new regulations restrict our customers’ development of LDTs using our products labeled for research use only, or if we otherwise are required to obtain FDA premarket clearance or approval prior to commercializing these products, our ability to generate revenue from the sale of our products may be delayed or otherwise adversely affected. Moreover, our failure to comply with governmental rules and regulations related to our products could cause us to incur significant adverse publicity, subject us to investigations and notices of non-compliance or lead to fines or restrictions upon our ability to sell our products.

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

Third parties have asserted and may in the future assert that we are employing their proprietary technology without authorization. As we launch new products and enter new markets, we expect that competitors will claim that our products infringe their intellectual property rights as part of business strategies designed to impede our successful commercialization and entry into new markets. We are currently engaged in litigation with third parties who allege that we have infringed their intellectual property rights, including a lawsuit in which our competitor Illumina alleges that the manufacture and sale of certain of our new peg-based arrays and related instruments infringe two of their patents. See Note 9. “Commitments and Contingencies” to our Condensed Consolidated Financial Statements elsewhere in this Quarterly Report on Form 10-Q for further information. In addition, we are aware of third-party patents that may relate to our technology. We routinely receive notices claiming infringement from third parties as well as invitations to take licenses under third party patents. Third parties may have obtained, and may in the future obtain, patents allowing them to claim that the use of our technologies infringes these patents.

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

The market price of our common stock is volatile. During the twelve-month period ending September 30, 2010, the daily volume of our common stock fluctuated from 298,200 to 15,386,500 shares. Moreover, during that period, our common stock traded as low as $3.75 per share and as high as $10.06 per share. Our stock price may be affected by a number of factors, including those listed in these “Risk Factors” and other, unknown factors. Our stock price also may be affected by: comments by securities analysts regarding our business or prospects; our inability to meet analysts’ expectations; general fluctuations in the stock market or in the stock prices of our industry peers or our customers; and, general conditions and publicity regarding the genomics, biotechnology, pharmaceutical or life science industries.

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

Our revenue and operating results may fluctuate significantly due in part to factors that are beyond our control and which we cannot predict. The timing of our customers’ orders may fluctuate from quarter to quarter. Historically, we have experienced customer ordering patterns for instrumentation and consumables where the majority of the shipments occur in the last month of the quarter. These ordering patterns may limit management’s ability to accurately forecast our future revenue or product mix. Additionally, license revenue may also be unpredictable and may fluctuate due to the timing of payments of non-recurring licensing fees. Because our expenses are largely fixed in the short to medium term, any material shortfall in revenue may cause us to experience material losses.

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

ITEM 5. OTHER INFORMATION

In the third quarter of 2010, we completed a 510(k) submission to the FDA for our Gene Profiling Reagents, which are to be used in conjunction with our U133 expression array. The Gene Profiling Reagents are accessories to our 510(k) cleared microarray instrument system. The 510K submission is not for our U133 expression array, as previously disclosed in our press release dated  October 27, 2010.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	By:	/s/ TIMOTHY C. BARABE
	Name:	Timothy C. Barabe
	Title:	Executive Vice President and Chief Financial Officer

November 4, 2010
Duly Authorized Officer and Principal Financial
And Accounting Officer

AFFYMETRIX, INC.
EXHIBIT INDEX
September 30, 2010

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.