Form 10-K/A
period 2009-12-31
AFFYMETRIX INC
filed 2011-01-06
CIK 913077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 0-28218

AFFYMETRIX, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	77-0319159
(State or other jurisdiction of	(IRS Employer Identification Number)
incorporation or organization)

3420 CENTRAL EXPRESSWAY
SANTA CLARA, CALIFORNIA	95051
(Address of principal executive offices)	(Zip Code)

(408) 731-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	The Nasdaq Global Select Market
Preferred Stock Purchase Rights	The Nasdaq Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant at June 30, 2009, based on the closing price of such stock on The Nasdaq Global Select Market on such date, was approximately $413 million. The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding on February 22, 2010, was 70,901,491.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Proxy Statement filed in connection with the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was filed with the U.S. Securities and Exchange Commission (the “Commission”) on March 1, 2010 (the “Original Filing” and, together with Amendment No.1, the “Annual Report”), is being filed solely for the purposes of correcting Management’s Report on Internal Control Over Financial Reporting in Item 9A to provide management’s conclusion on the effectiveness of its internal control over financial reporting as of December 31, 2009 and to file as an exhibit to our Annual Report the consent of Ernst & Young LLP, our independent registered public accounting firm. These items were inadvertently omitted from the Original Filing. In accordance with the rules of the Commission, Items 9A and 15 have been included in this Amendment No. 1 in their entirety.

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

DECEMBER 31, 2009

PART II

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

/s/ Ernst & Young LLP

San Jose, California
March 1, 2010

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth fiscal quarter of 2009 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

(a)(3)           Exhibits:

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
2.1(1)	Agreement and Plan of Merger by and among Panomics, Inc., the Company, Panda Acquisition Corporation and the Equityholders’ Representative dated as of November 11, 2008.
3.1(2)	Restated Certificate of Incorporation.
3.2(3)	Amended and Restated Bylaws.
4.1(4)	Indenture dated as of December 15, 2003, between the Company and The Bank of New York, as Trustee.
4.2(5)	Indenture dated as of November 16, 2007, between the Company and the Bank of New York Trust Company, N.A. as Trustee.
10.1(6)‡	1993 Stock Plan, as amended.
10.2(6)‡	1996 Nonemployee Directors Stock Option Plan.
10.3(7)	Lease between Sobrato Interests and the Company dated June 12, 1996 (3380 Central Expressway, Santa Clara, CA).
10.4(7)	Lease between Sobrato Interests and the Company dated May 31, 1996 (3450 Central Expressway, Santa Clara, CA).
10.5(8)‡	1998 Stock Incentive Plan.
10.6(8)‡	Form of Officer and Director Indemnification Agreement.
10.7(9)‡	Amendment No. 1 to the 1996 Nonemployee Directors Stock Option Plan of the Company
10.8(10)‡	Amended and Restated 1996 Non-Employee Directors Stock Plan.
10.9(11)*	Common Terms Agreement between F. Hoffmann-La Roche Ltd. and the Company dated January 29, 2003.
10.10(11)*	License Agreement between F. Hoffmann-La Roche Ltd. and the Company dated January 29, 2003.
10.11(11)*	Affymetrix Instrument and Chip Supply Agreement between F. Hoffmann-La Roche Ltd. and the Company dated January 29, 2003.
10.12(11)*	Research & Development Collaboration Agreement between F. Hoffmann-La Roche Ltd. and the Company dated January 29, 2003.
10.13(11)*	Diagnostic Product and Instrument Agency Agreement between F. Hoffmann-La Roche Ltd. and the Company dated January 29, 2003.

10.14(11)*	Affymetrix Instrument Agency Agreement between F. Hoffmann-La Roche Ltd. and the Company dated January 29, 2003.
10.15(12)	Lease between Sobrato Interests and the Company dated July 3, 2002 (3420 Central Expressway, Santa Clara, CA).
10.16(12)	First Amendment to Lease between Sobrato Interests and the Company dated September 30, 2003 (3420 Central Expressway, Santa Clara, CA).
10.17(13)‡	Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan, as adopted effective March 9, 2000 and amended through June 23, 2008.
10.18(14)‡	Form of Non-Qualified Stock Option Agreement under the Affymetrix, Inc. Amended and Restated 1996 Non-Employee Directors Stock Plan.
10.19(1)‡	Form of Stock Option Agreement under the Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan.
10.20(A)(15)‡	Nonqualified Supplemental Deferred Compensation Plan of the Company
10.20(B)(15)‡	Nonqualified Supplemental Deferred Compensation Plan Adoption Agreement.
10.21(16)	Fifth Amendment to Lease between Sobrato Interests and the Company dated July 3, 2002 (3380 Central Expressway, Santa Clara, CA).
10.22(16)	First Amendment to Lease between Sobrato Interests and the Company dated July 3, 2002 (3450 Central Expressway, Santa Clara, CA).
10.23(17)	Lease between Keppel Logistics Pte Ltd. and Affymetrix Pte Ltd. dated as of January 1, 2006 (7 Gul Circle, Singapore 629363).
10.24(1)‡	Form of Restricted Stock Agreement under the Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan.
10.25(18)‡	Offer Letter from the Company to Kevin M. King dated December 18, 2006.
10.26(19)**	Amendment Agreement dated December 22, 2006 by and among F. Hoffmann-La Roche Ltd., Roche Molecular Systems, Inc. and the Company
10.27(20)‡	Offer Letter from the Company to John C. Batty dated May 16, 2007.
10.28(21)	Settlement and Release Agreement dated January 9, 2008 between the Company and Illumina, Inc.
10.29(22)‡	Affymetrix, Inc. Change of Control Plan, as amended through November 5, 2008.
10.30(22)‡	Offer Letter from the Company to John F. (Rick) Runkel dated October 6, 2008.
10.31(1)‡	Offer Letter from the Company to Frank Witney dated November 7, 2008
10.32(23)‡	First Amendment to Affymetrix, Inc. 1998 Stock Incentive Plan.
10.33(24)	Stipulation of Settlement regarding the Affymetrix Derivative Litigation in the United States District Court, Northern District of California.
10.34(25)‡	Offer Letter from the Company to Andrew J. Last, Ph.D., dated November 2, 2009.
10.35(25)	Lease Agreement between SBP Limited Partnership and the Company dated August 10, 2008(26309 Miles Road, Warrensville Heights, OH).

10.36(25)	First Amendment and Lease Expansion Agreement between SBP Limited Partnership and the Company dated May 20, 2009 (26309 Miles Road, Warrensville Heights, OH).
10.37(25)	Lease Agreement between OTR, acting as the duly authorized nominee of The State Teacher Retirement System of Ohio and Anatrace, Inc. dated February 14, 2001 (434 Dussel Drive, Maumee, OH).
10.38(25)	Assignment and Assumption of Lease between Anatrace, Inc. and USB Acquisition dated April 30, 2005 (434 Dussel Drive, Maumee, OH).
21(25)	List of Subsidiaries.
23	Consent of Independent Registered Public Accounting Firm.
31.1(25)	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 with respect to the Original Filing.
31.2(25)	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 with respect to the Original Filing.
31.3	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 with respect to this Amendment No. 1.
31.4	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 with respect to this Amendment No. 1.
32(25)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Registrant’s form 10-K as filed on March 2, 2009 (File. No. 000-28218).

(2)	Incorporated by reference to Registrant’s Form 8-K as filed on June, 13, 2000 (File No. 000-28218).

(3)	Incorporated by reference to Registrant’s Form 10-Q as filed on August 7, 2009 (File No. 000-28218).

(4)	Incorporated by reference to Registrant’s Form S-3 as filed on January 29, 2004 (File No. 333-112311).

(5)	Incorporated by reference to Registrant’s Form 8-K as filed on November 19, 2007 (File No. 000-28218).

(6)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-03648), as amended.

(7)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q as filed on August 14, 1996 (File No. 000-28218).

(8)	Incorporated by reference to Registrant’s Report on Form 10-K as filed on March 31, 1999 (File No. 000-28218).

(9)	Incorporated by reference to Registrant’s Registration Statement on Form S-3 as filed on July 12, 1999 (File No. 333-82685), as amended.

(10)	Incorporated by reference to Registrant’s Form 10-Q as filed on May 15, 2001 (File No. 000-28218).

(11)	Incorporated by reference to Registrant’s Form 10-Q as filed on May 15, 2003 (File No. 000-28218).

(12)	Incorporated by reference to Registrant’s Form 10-K as filed on March 15, 2004 (File No. 000-28218).

(13)	Incorporated by reference to Registrant’s Form 10-Q as filed on August 8, 2008 (File No. 000-28218).

(14)	Incorporated by reference to Registrant’s Form 10-Q as filed on November 9, 2004 (File No. 000-28218).

(15)	Incorporated by reference to Registrant’s Form 8-K as filed on November 7, 2008 (File No. 000-28218).

(16)	Incorporated by reference to Registrant’s Form 10-K as filed on March 16, 2005 (File No. 000-28218).

(17)	Incorporated by reference to Registrant’s Form 10-K as filed on March 9, 2006 (File No. 000-28218).

(18)	Incorporated by reference to Registrant’s Form 8-K as filed on December 19, 2006 (File No. 000-28218).

(19)	Incorporated by reference to Registrant’s Form 8-K as filed on December 22, 2006 (File No. 000-28218).

(20)	Incorporated by reference to Registrant’s Form 8-K as filed on June 6, 2007 (File No. 000-28218).

(21)	Incorporated by reference to Registrant’s Form 10-K as filed on February 29, 2008 (File No. 000-28218).

(22)	Incorporated by reference to Registrant’s Form 10-Q as filed on November 7, 2008 (File No. 000-28218).

(23)	Incorporated by reference to Registrant’s Form S-8 as filed on April 18, 2001 (File No. 333-59158).

(24)	Incorporated by reference to Registrant’s Form 8-K as filed on May 20, 2009 (File No. 000-28218).

(25)	Incorporated by reference to the Original Filing.

‡	Management contract, compensatory plan, contract or arrangement

*	Confidential treatment granted

**	Confidential treatment requested

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFYMETRIX, INC. (Registrant)

	By:	/s/ KEVIN M. KING
January 6, 2011		Kevin M. King
DIRECTOR, PRESIDENT AND CHIEF EXECUTIVE OFFICER

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
2.1(1)	Agreement and Plan of Merger by and among Panomics, Inc., the Company, Panda Acquisition Corporation and the Equityholders’ Representative dated as of November 11, 2008.
3.1(2)	Restated Certificate of Incorporation.
3.2(3)	Amended and Restated Bylaws.
4.1(4)	Indenture dated as of December 15, 2003, between the Company and The Bank of New York, as Trustee.
4.2(5)	Indenture dated as of November 16, 2007, between the Company and the Bank of New York Trust Company, N.A. as Trustee.
10.1(6)‡	1993 Stock Plan, as amended.
10.2(6)‡	1996 Nonemployee Directors Stock Option Plan.
10.3(7)	Lease between Sobrato Interests and the Company dated June 12, 1996 (3380 Central Expressway, Santa Clara, CA).
10.4(7)	Lease between Sobrato Interests and the Company dated May 31, 1996 (3450 Central Expressway, Santa Clara, CA).
10.5(8)‡	1998 Stock Incentive Plan.
10.6(8)‡	Form of Officer and Director Indemnification Agreement.
10.7(9)‡	Amendment No. 1 to the 1996 Nonemployee Directors Stock Option Plan of the Company
10.8(10)‡	Amended and Restated 1996 Non-Employee Directors Stock Plan.
10.9(11)*	Common Terms Agreement between F. Hoffmann-La Roche Ltd. and the Company dated January 29, 2003.
10.10(11)*	License Agreement between F. Hoffmann-La Roche Ltd. and the Company dated January 29, 2003.
10.11(11)*	Affymetrix Instrument and Chip Supply Agreement between F. Hoffmann-La Roche Ltd. and the Company dated January 29, 2003.
10.12(11)*	Research & Development Collaboration Agreement between F. Hoffmann-La Roche Ltd. and the Company dated January 29, 2003.
10.13(11)*	Diagnostic Product and Instrument Agency Agreement between F. Hoffmann-La Roche Ltd. and the Company dated January 29, 2003.
10.14(11)*	Affymetrix Instrument Agency Agreement between F. Hoffmann-La Roche Ltd. and the Company dated January 29, 2003.
10.15(12)	Lease between Sobrato Interests and the Company dated July 3, 2002 (3420 Central Expressway, Santa Clara, CA).
10.16(12)	First Amendment to Lease between Sobrato Interests and the Company dated September 30, 2003 (3420 Central Expressway, Santa Clara, CA).
10.17(13)‡	Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan, as adopted effective March 9, 2000 and amended through June 23, 2008.
10.18(14)‡	Form of Non-Qualified Stock Option Agreement under the Affymetrix, Inc. Amended and Restated 1996 Non-Employee Directors Stock Plan.
10.19(1)‡	Form of Stock Option Agreement under the Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan.
10.20(A)(15)‡	Nonqualified Supplemental Deferred Compensation Plan of the Company
10.20(B)(15)‡	Nonqualified Supplemental Deferred Compensation Plan Adoption Agreement.
10.21(16)	Fifth Amendment to Lease between Sobrato Interests and the Company dated July 3, 2002 (3380 Central Expressway, Santa Clara, CA).
10.22(16)	First Amendment to Lease between Sobrato Interests and the Company dated July 3, 2002 (3450 Central Expressway, Santa Clara, CA).
10.23(17)	Lease between Keppel Logistics Pte Ltd. and Affymetrix Pte Ltd. dated as of January 1, 2006 (7 Gul Circle, Singapore 629363).
10.24(1)‡	Form of Restricted Stock Agreement under the Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan.
10.25(18)‡	Offer Letter from the Company to Kevin M. King dated December 18, 2006.
10.26(19)**	Amendment Agreement dated December 22, 2006 by and among F. Hoffmann-La Roche Ltd., Roche Molecular Systems, Inc. and the Company
10.27(20)‡	Offer Letter from the Company to John C. Batty dated May 16, 2007.
10.28(21)	Settlement and Release Agreement dated January 9, 2008 between the Company and Illumina, Inc.
10.29(22)‡	Affymetrix, Inc. Change of Control Plan, as amended through November 5, 2008.
10.30(22)‡	Offer Letter from the Company to John F. (Rick) Runkel dated October 6, 2008.
10.31(1)‡	Offer Letter from the Company to Frank Witney dated November 7, 2008
10.32(23)‡	First Amendment to Affymetrix, Inc. 1998 Stock Incentive Plan.
10.33(24)	Stipulation of Settlement regarding the Affymetrix Derivative Litigation in the United States District Court, Northern District of California.
10.34(25)‡	Offer Letter from the Company to Andrew J. Last, Ph.D., dated November 2, 2009.
10.35(25)	Lease Agreement between SBP Limited Partnership and the Company dated August 10, 2008(26309 Miles Road, Warrensville Heights, OH).
10.36(25)	First Amendment and Lease Expansion Agreement between SBP Limited Partnership and the Company dated May 20, 2009 (26309 Miles Road, Warrensville Heights, OH).
10.37(25)	Lease Agreement between OTR, acting as the duly authorized nominee of The State Teacher Retirement System of Ohio and Anatrace, Inc. dated February 14, 2001 (434 Dussel Drive, Maumee, OH).
10.38(25)	Assignment and Assumption of Lease between Anatrace, Inc. and USB Acquisition dated April 30, 2005 (434 Dussel Drive, Maumee, OH).
21(25)	List of Subsidiaries.
23	Consent of Independent Registered Public Accounting Firm.
31.1(25)	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 with respect to the Original Filing.
31.2(25)	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 with respect to the Original Filing.
31.3	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 with respect to this Amendment No. 1.
31.4	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 with respect to this Amendment No. 1.
32(25)	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Registrant’s form 10-K as filed on March 2, 2009 (File. No. 000-28218).

(2)	Incorporated by reference to Registrant’s Form 8-K as filed on June, 13, 2000 (File No. 000-28218).

(3)	Incorporated by reference to Registrant’s Form 10-Q as filed on August 7, 2009 (File No. 000-28218).

(4)	Incorporated by reference to Registrant’s Form S-3 as filed on January 29, 2004 (File No. 333-112311).

(5)	Incorporated by reference to Registrant’s Form 8-K as filed on November 19, 2007 (File No. 000-28218).

(6)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-03648), as amended.

(7)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q as filed on August 14, 1996 (File No. 000-28218).

(8)	Incorporated by reference to Registrant’s Report on Form 10-K as filed on March 31, 1999 (File No. 000-28218).

(9)	Incorporated by reference to Registrant’s Registration Statement on Form S-3 as filed on July 12, 1999 (File No. 333-82685), as amended.

(10)	Incorporated by reference to Registrant’s Form 10-Q as filed on May 15, 2001 (File No. 000-28218).

(11)	Incorporated by reference to Registrant’s Form 10-Q as filed on May 15, 2003 (File No. 000-28218).

(12)	Incorporated by reference to Registrant’s Form 10-K as filed on March 15, 2004 (File No. 000-28218).

(13)	Incorporated by reference to Registrant’s Form 10-Q as filed on August 8, 2008 (File No. 000-28218).

(14)	Incorporated by reference to Registrant’s Form 10-Q as filed on November 9, 2004 (File No. 000-28218).

(15)	Incorporated by reference to Registrant’s Form 8-K as filed on November 7, 2008 (File No. 000-28218).

(16)	Incorporated by reference to Registrant’s Form 10-K as filed on March 16, 2005 (File No. 000-28218).

(17)	Incorporated by reference to Registrant’s Form 10-K as filed on March 9, 2006 (File No. 000-28218).

(18)	Incorporated by reference to Registrant’s Form 8-K as filed on December 19, 2006 (File No. 000-28218).

(19)	Incorporated by reference to Registrant’s Form 8-K as filed on December 22, 2006 (File No. 000-28218).

(20)	Incorporated by reference to Registrant’s Form 8-K as filed on June 6, 2007 (File No. 000-28218).

(21)	Incorporated by reference to Registrant’s Form 10-K as filed on February 29, 2008 (File No. 000-28218).

(22)	Incorporated by reference to Registrant’s Form 10-Q as filed on November 7, 2008 (File No. 000-28218).

(23)	Incorporated by reference to Registrant’s Form S-8 as filed on April 18, 2001 (File No. 333-59158).

(24)	Incorporated by reference to Registrant’s Form 8-K as filed on May 20, 2009 (File No. 000-28218).

(25)	Incorporated by reference to the Original Filing.

‡	Management contract, compensatory plan, contract or arrangement

*	Confidential treatment granted

**	Confidential treatment requested