Form 10-K
period 2010-12-31
AFFYMETRIX INC
filed 2011-02-28
CIK 913077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010 OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant at June 30, 2010, based on the closing price of such stock on The Nasdaq Global Select Market on such date, was approximately $414 million. The number of shares of the registrant’s Common Stock outstanding on February 22, 2011 was 70,539,515.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Proxy Statement to be filed in connection with the 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated.

AFFYMETRIX, INC.

FORM 10-K
DECEMBER 31, 2010

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

Overview

We develop, manufacture and sell products and services for genetic analysis to the life science research and clinical healthcare markets. Researchers around the world use our technology to better understand the role that genes play in disease, the effectiveness and safety of therapies and many other biological factors that affect human well-being. We sell our products to some of the world’s largest pharmaceutical, diagnostic and biotechnology companies, as well as leading academic, government and not-for profit research institutions. Approximately 23,000 peer-reviewed papers have been published based on work using our products. We have more than 900 employees worldwide and maintain sales and distribution operations across the United States, Europe and Asia.

We were incorporated in California in 1992 and reincorporated in Delaware in 1998. Our principal executive offices are located at 3420 Central Expressway, Santa Clara, CA 95051. Our telephone number is (408) 731-5000.

Our Strategy

Our objective is to be the leading provider of genetic analysis tools that service the needs of a growing base of research and clinical markets. The key elements of our strategy are:

•
Revenue growth. Our goal is to expand our revenue base by entering new markets, growing our customer base and successfully commercializing our established and acquired technologies. We launched several important new products in 2010, including our Axiom Genotyping Platform that enables the design of catalog and custom array designs for the study of genetic variation associated with disease, health and the environment in humans and other model organisms. We also introduced a new service level offering, OncoScan FFPE Express, that target the analysis of challenging formalin-fixed, paraffin-embedded tissue. Using OncoScan, molecular pathologists and oncologists are able to assess relevant cancer measurements in one assay, ultimately accelerating our understanding of, and approach to, treating cancer.

•
Profitability. Throughout 2010, we remained focused on improving our operating leverage and were successful in achieving operating income in the second half of 2010. Additionally, we have reduced our future interest payments by repurchasing a portion of our 3.50% senior convertible notes due 2038 and significantly lowered our operating expenses in 2010 as compared to 2009. Our new array plate consumables that run on the GeneTitan® and GeneAtlasTM Systems also have lower manufacturing costs than the cartridge-based consumables.

•
Development of new technologies and platforms. We seek to expand our product line with new products that combine automated instrumentation, powerful new biological assays, and new array designs and content. For example, the GeneTitan® System, our mid- to high-throughput instrumentation platform, enables increased efficiency and throughput for researchers conducting array-based experiments. In 2010, we commercially released our GeneAtlasTM System, our low-to-medium throughput instrumentation platform, which targets new users of microarray technology. With the GeneTitan® and GeneAtlasTM instruments, we also introduced a menu of gene expression and genotyping consumables in the array plate format.

Our Markets

The market for genetic analysis tools is large, growing and consists of several important end users segments. Traditionally, end users of our technologies and products have been scientific researchers located in major academic university research laboratories and within major pharmaceutical and biotechnology companies. Our products enable a research workflow that consists of several phases:

•	discovery – describing the differences between individuals,

•	exploration – seeking to further understand the biological relevance of a disease or process, and

•	validation and testing – identifying disease mechanisms and pathways.

Discovery and Exploration Markets

The main source of discovery funding comes from a variety of public and private sources, with the National Institute of Health being the largest. A primary end-point of these end users is peer-reviewed scientific publication and our technologies have been referenced in approximately 23,000 scientific publications. The required technologies generally must enable large-scale and highly complex analysis of genetic variation (genotyping) and biological function (gene expression). Our products for large scale genotyping and gene expression applications serve customers in the exploration markets which include academic research centers, government agencies, private research foundations, clinical and commercial reference laboratories and the research departments of pharmaceutical companies.

Validation and Testing Markets

As the adoption of genetic analysis has increased, new end users entered the markets that are downstream of the basic research markets described above. In particular, clinical researchers, molecular pathologists, oncologists and cytogeneticists have become increasingly engaged in applying genetic analysis technologies for the development of new clinical methods to be used in the diagnosis, monitoring and treatment of a wide variety of molecular based diseases. These end users are often located in diagnostic companies, commercial reference laboratories, clinical research departments within academic medical centers, major pharmaceutical, biotechnology companies and agricultural based companies focused on plant and animal breed testing. The required technology is used in a repetitive testing environment and must enable cost effective, flexible analysis of significantly fewer genetic and biological markers. We believe these new users are more likely to generate recurring revenue and the downstream markets are growing at a higher compound annual growth rate than the scientific research markets.

Our genotyping products with diagnostic or copy number applications, our targeted genotyping products and our low- to mid-plex gene expression products target the needs of the new users.

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

Scientific Background

Introduction to the Genome and its Opportunity

In the years following the completion of the Human Genome Project in 2003, an explosion of research in genome structure, function and variation has led to an understanding that human genetic variation is common and takes on many structural forms. Among individual humans, genetic variation ranges from single nucleotide changes to gross alterations of entire chromosomes. Subsequent efforts to identify and catalog human genetic variation, including the HapMap Project and the 1000 Genomes Project, continue to generate tremendous amounts of information that is made freely and quickly available to the public. Genetic variation accounts for many of the differences between individuals, such as eye color and blood group, and also affects a person’s susceptibility to certain diseases including cancer, diabetes, stroke and Alzheimer’s disease. Genetic variation can also determine a person’s response to drug therapies. Further, many cancers are caused by genetic variations in individual cells. Understanding the genome helps us understand the inheritance of biological characteristics. We believe that this will lead to a new healthcare paradigm where disease is understood at the molecular level, allowing patients to be diagnosed according to genetic information and then treated with drugs designed to work on specific molecular targets.

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

Through the process of transcription RNA, copies of the DNA are made from the regions containing genes. Many copies of RNA can be made from each DNA region. The amount of RNA made from any given gene is a measure of the expression level of that gene. Many copies of RNA can be made from the same region of DNA. In the cell, RNA is typically single-stranded, while DNA is double-stranded. One type of RNA, the messenger RNA (mRNA) is central to protein synthesis. There are RNAs with other roles, such as regulating which genes are expressed and carrying genetic information of viruses.

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

Genotyping is a valuable tool for studying genetic contributions to diseases and the efficacy of drug therapies in specified patient populations. While, in some cases, genetic variations, or polymorphisms, have little detectable effect on the biology of the organism, in other cases they may result in a predisposition to disease or an altered biological response to the environment. By screening for these polymorphisms, researchers seek to identify those that might be implicated in specific diseases. Sometimes it is not a single SNP or CNV, but the combination of certain variations that lead to a diseased state. For this reason, researchers look at the patterns of these polymorphisms in a large number of healthy and diseased individuals in order to correlate specific variants with specific diseases or phenotypes. Large scale genotyping can be used, for example, in studies designed to elucidate the genetic contributions to disease and, in the case of clinical trials, to drug response.

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

Our Products

Overview

We offer a comprehensive line of products for two principal applications: genotyping and gene expression. The majority of our product sales consist of sales of instruments and related consumables. We have three families of instrument systems, GeneChip®, GeneTitan® and GeneAtlasTM that include instruments, consumables and software. Our GeneChip® instruments run arrays packaged in cartridges and our GeneTitan® and GeneAtlasTM instruments run arrays packaged in a peg format for automated high throughput processing.

We also offer a variety of assays for gene expression targeting low- to mid-plex markets that are downstream of our whole genome arrays and a range of reagent kits that are compatible with our platforms as well as the products of other vendors.

GeneChip® Family of Products

Our GeneChip® system provides an integrated solution for gene expression and genotyping analysis. It consists of instruments and consumables that provide for the robust preparation and analysis of samples using our GeneChip® cartridge arrays. The components of the GeneChip® system include (1) disposable probe arrays containing genetic information on a chip, (2) reagents for extracting, amplifying and labeling target nucleic acids, (3) a fluidics station for introducing the test sample to the probe arrays, (4) a hybridization oven for optimizing the binding of samples to the probe arrays, (5) a scanner to read the fluorescent image from the probe arrays, and (6) software to analyze and manage the resulting genetic information.

Our major GeneChip® instrument products include:

Product	Product Description
GeneChip® Scanner 3000	Instrument for scanning higher-density arrays, including SNP arrays with up to 900,000 SNPs, tiling arrays for transcription and all-exon arrays for whole-genome analysis.
GeneChip® Scanner 3000Dx	This instrument is a version of the GeneChip® Scanner 3000 that is cleared by the United States Food and Drug Administration as an in vitro diagnostic device (“IVD”).
GeneChip® Fluidics Station	Instrument for the wash and stain of GeneChip® arrays.
GeneChip® Hybridization Oven	This instrument provides temperature and rotation control to ensure the successful hybridization of cartridge arrays before scanning.

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
• Universal Tag Arrays – These arrays enable targeted genotyping for the analysis of between 1,500 to 20,000 SNPs per sample.

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

• Axiom™ Human Array Plates – these arrays are designed to maximize genomic coverage of common and novel SNPs and insertions and deletions in Caucasian, Asian and African populations. We are currently offering the Caucasian and Asian array plates and expect to offer the African array plates in 2011.
• Axiom™ Custom Arrays – Customers can make custom arrays utilizing a proprietary database of validated genomic markers.

Gene Expression Array Plates
We offer a catalog of gene expression array plates similar to our catalog gene expression cartridge arrays to be used on the GeneTitan® instrument. These arrays are available for the study of human, rat, mouse and a broad range of other mammalian and model organisms.

Our GeneAtlasTM products include:

Product	Product Description
GeneAtlasTM Personal Microarray System
The GeneAtlasTM is a lower-priced instrument for low-to-medium throughput.  The GeneAtlasTM utilizes the array strip format, with four arrays per strip, and provides simplified hybridization and simple array processing with common microwell-based labware.

Gene Expression Array Plates	We offer a catalog of gene expression array plates for the study of human, rat and mouse to be used on our GeneAtlasTM system.

Low- to Mid-plex Products

We also offer an extensive line of multiplex assays to serve both the discovery and the validation markets. Multiplex assays measure many different targets from the same sample. These products enable drug target identification through analysis of gene silencing, cell signaling and biomarker validation. Our QuantiGene line of products is based on bDNA technology and delivers quantitative gene expression analysis. These products are compatible with a wide variety of samples and tissues.

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

Our Collaborative Partners

We collaborate with our partners to expand the applications of our technology and to acquire access to complementary technologies and resources. We collaborate with a number of instrumentation and reagent companies to develop and supply certain components of the user work flow. These companies include Beckman Coulter, Inc., CapitalBio Corporation, Life Technologies Corporation, Genisphere LLC, Takara Bio Inc., New England Biolabs, Inc., Luminex Corporation and Qiagen GmbH.

Through our Powered by Affymetrix™, or PbA Program, we permit commercial entities to license our technologies to develop custom product solutions based upon our arrays, instrumentation and software. Our PbA partners include F. Hoffman-La Roche Ltd., bioMerieux, Inc., Veridex, LLC, a Johnson & Johnson company, Signature Diagnostics and TessArae. We provide our PbA partners custom arrays. Our partners subsequently package these arrays into kits, seek regulatory approval and reimbursement for their diagnostic use, and sell them into the diagnostic markets using their sales channels. An example is the PathChip, a gene expression array used by our PbA partner Pathwork Diagnostics, Inc., in its Pathwork Tissue of Origin test. In July 2008, and again in January 2010, the U.S. Food and Drug Administration (“FDA”) cleared the version of the Pathwork Tissue of Origin test for marketing.

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

Manufacturing and Raw Materials

We manufacture our consumables, including our arrays and reagents, and contract with third parties to manufacture our instruments. We manufacture our reagents in our Cleveland, Ohio facility and our arrays in our Singapore facility. We maintain a pilot manufacturing and process engineering/development facility in Santa Clara, California.

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

Our Singapore facility is fully operational and has been certified to ISO 13485 standards. The Singapore facility operates under the strict standards of our corporate quality plan. In 2009, we certified a portion of our Cleveland, Ohio operations to these standards. We intend to certify the remaining portions of the Cleveland, Ohio operations to these standards in 2011. Third parties who manufacture our instruments will have to meet our quality standards as part of the qualification process.

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

Our research and development expenses for the years ended December 31, 2010, 2009 and 2008 were $67.9 million, $77.4 million and $84.5 million, respectively.

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

There are a significant number of United States and foreign patents and patent applications in our areas of interest, and we believe that there will continue to be significant litigation in the industry regarding patent and other intellectual property rights. Others have filed, and in the future are likely to file, patent applications that are similar or identical to ours or those of our licensors. It may be necessary for us to enter into litigation to defend against or assert claims of infringement, to enforce patents issued to us, to protect trade secrets or know-how owned by us or to determine the scope and validity of the proprietary rights of others. From time to time, to determine the priority of inventions, it may be necessary for us to participate in interference proceedings declared by the United States Patent and Trademark Office. Litigation or patent administrative proceedings could result in substantial costs to and distraction from our core business and our efforts in respect to such proceedings may not be successful. For further information regarding intellectual property litigation involving us, see “Item 8. Financial Statements and Supplementary Data—Note 10. Commitments and Contingencies” in this Annual Report on Form 10-K.

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

Competition

The markets for our products are characterized by rapidly changing technology, evolving industry standards, changes in customer needs, emerging competition, new product introductions and strong price competition. We face significant competition as existing companies develop new or improved products, and as companies enter the market with new technologies, such as next-generation sequencing.

In the highly multiplexed genotyping and gene expression markets, existing competitive technologies include DNA sequencing, which we do not offer and is offered by companies such as Illumina, Inc., Life Technologies Corporation and Pacific Biosciences of California, Inc. Other companies developing or marketing competitive DNA array technology include Illumina, Inc., Agilent Technologies, Inc., BD Biosciences, CombiMatrix Corporation, MDS Analytic Technologies/Danaher, Nimblegen/Roche Diagnostics, NuGEN Technologies, Inc. and Sequenom, Inc., some of which offer products directly competitive with our microarrays or reagents. In the low to midplex genotyping and gene expression markets, much of the existing low-plex competition comes from the supplier of realtime PCR products, including Life Technologies Corporation, who has a dominant position, Roche Diagnostics, Agilent Technologies, Inc. and BioRad Laboratories, Inc. In addition, there are new midplex technologies being offered by Fluidigm Corporation, Sequenom, Inc., High Throughput Genomics, Inc., Beckman Coulter, NanoString Technologies and Life Technologies Corporation (BioTrove). In order to compete against existing and emerging technologies, we will need to demonstrate that our products have superior throughput, cost and accuracy advantages over competing products.

In the molecular diagnostic field, competition may likely come from established diagnostic companies, companies developing and marketing DNA probe tests for genetic and other diseases, and other companies conducting research on new technologies to ascertain and analyze genetic information. The market for molecular diagnostic products derived from gene discovery is highly competitive and has high barriers of entry, with several large corporations already having significant market share. Established diagnostic companies such as Beckman Coulter, Becton, Dickinson and Company, bioMérieux, Johnson & Johnson, Gen-Probe Incorporated and Roche Diagnostics have the strategic commitment to diagnostics, the financial and other resources to invest in new technologies, substantial intellectual property portfolios, substantial experience in new product development, regulatory expertise, manufacturing capabilities and the distribution channels to deliver products to customers. Established diagnostic companies also have an installed base of instruments in several markets, including clinical and reference laboratories, which are not compatible with our system and could slow acceptance of our products. In addition, these companies have formed alliances with genomics companies which provide them access to genetic information that may be incorporated into their diagnostic tests.

We will face increased competition in existing and potential markets as the cost of new technologies such as sequencing and other technologies improves. We expect new competitors and technologies to emerge. In addition, pharmaceutical and biotechnology companies have significant needs for genomic information and may choose to develop or acquire competing technologies to meet these needs themselves. We have significantly expanded our network of approved service providers in America, Japan, Europe, and China. While these companies expand the reach of Affymetrix technology and make its analytical power available to a wider base of users they may act as a substitute for outright purchase of instruments and arrays by those end users. In addition, we have several other third-party licensees that could offer products that compete with our product offerings.

Government Regulation

Many of our products are labeled for research use only. Products intended for research use only are not subject to clearance or approval by the FDA. However, research use only products may fall under the FDA’s jurisdiction if these are used for clinical rather than research purposes. Even where a product is not otherwise subject to clearance or approval by the FDA, the FDA may impose restrictions as to the manner in which we can market and sell our products and/or the types of customers to which we can market and sell our products in order to limit sales to those who use the products for research only.

Our GeneChip® Scanner 3000Dx is cleared by the FDA to be used in conjunction with cleared medical devices such as the Roche Diagnostics AmpliChip CYP450 Test. We will continue to develop diagnostic products ourselves or with our collaborative partners that may require regulatory clearance or approval by governmental agencies. Commercially available in vitro diagnostic test kits and the reagents and instrumentation used with in vitro diagnostic tests are regulated as medical devices and are generally subject to rigorous testing and other pre-market review procedures by the FDA in the U.S. and by other regulatory agencies in other countries. The FDA's Quality System Regulations also apply in connection with our manufacture of arrays and systems as components for use in diagnostic products distributed outside of the research environment. Obtaining these clearances or approvals and the compliance with these regulations require the expenditure of substantial resources over a significant period of time, and we cannot assure you that any clearances or approvals will be granted on a timely basis, if at all. Once granted, a clearance or approval may place substantial restrictions on how the device is marketed or labeled or to whom it may be sold. In addition, various federal and state statutes and regulations govern or influence the manufacturing, safety, and storage of our products and components of our products as well as our record keeping.

The FDA, the U.S. Department of Health and Human Services, the States of California and New York, and foreign government regulators are increasingly focused on genetic analysis tools, including the use of microarrays, which are labeled for research use only, by clinical laboratories in laboratory-developed tests offered by these laboratories, including labs certified under the Clinical Laboratory Improvement Amendments, or CLIA, or licensed under California or New York State laboratory regulations or licensed by other states. We cannot predict the nature of future regulatory or policy initiatives with respect to the sale and use of arrays for the development of assays by CLIA-certified, state licensed laboratories, or the extent to which such initiatives will impact our business. If new regulations restrict our customers’ development of laboratory-developed tests using products labeled for research use only, or if we otherwise are required to obtain FDA premarket clearance or approval prior to commercializing products labeled as research use only, our ability to generate revenue from the sale of our products may be delayed or otherwise adversely affected. Moreover, our failure to comply with governmental rules and regulations related to our products could cause us to incur significant adverse publicity, or subject us to investigations and notices of non-compliance or lead to fines or restrictions upon our ability to sell our products. We also may be at risk for liability related to government reimbursement of tests involving the use of our products if it were determined that these tests require FDA-clearance or approval and no such clearance or approval has been obtained.

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

We have agreements relating to the sale of our products to government entities and, as a result, we are subject to various statutes and regulations that apply to companies doing business with the government. A failure to comply with these regulations might result in suspension of these contracts or administrative or other penalties, and could have a material adverse effect on our ability to compete for future government grants, contracts and programs.

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

Third-party payers may deny reimbursement if they determine that an ordered health care product or service has not received appropriate FDA or other governmental regulatory clearances, is not used in accordance with cost-effective treatment methods as determined by the payer, or is deemed by the third-party payer to be experimental, unnecessary or inappropriate. Under Medicare rules, diagnostic tests must be ordered by a physician who is treating the beneficiary and who uses the test results in patient management. Under this rule, some Medicare contractors may deny coverage for a test, even if the test has been cleared or approved by the FDA, without proof, as determined sufficient by the contractor, that the test is useful in patient management. Furthermore, third-party payers are increasingly challenging the prices charged for health care products and services.

We are currently developing diagnostic and therapeutic products, including those with our collaborative partners which may be subject to reimbursement issues. The commercialization of such products may depend, in part, on the extent to which reimbursement for these products will be available under U.S. and foreign regulations governing reimbursement for clinical testing services by government authorities, private health insurers and other organizations.

In the United States, third-party payer price resistance, the trend towards managed health care, implementation of the Patient Protection and Affordable Care Act of 2010 and other legislative proposals to reform health care or reduce government insurance programs could reduce payment rates for health care products and services, adversely affect the profits of our customers and collaborative partners and thus reduce our future royalties and product sales.

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

Employees

As of February 22, 2011, we had 918 full-time employees. The employee group includes chemists, engineers, computer scientists, mathematicians and molecular biologists with experience in the diagnostic products, medical products, semiconductor, computer software and electronics industries. None of our employees are represented by a collective bargaining agreement, nor have we experienced work stoppages. Our success depends in large part on our ability to attract and retain skilled and experienced employees.

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

Financial Information About Geographic Areas

Our total revenue from customers outside of the United States for the years ended December 31, 2010, 2009 and 2008 was $132.7, $136.8 million and $141.1 million, or approximately 43%, 42% and 34%, respectively, of our total revenue. A summary of revenues from external customers attributed to each of our geographic areas for the years ended December 31, 2010, 2009 and 2008, is included in “Item 8. Financial Statements and Supplementary Data—Note 14. Segment and Geographic Information”.

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

As a result, we are continually looking to develop, license or acquire new or enhanced technologies, products and services to further broaden and deepen our offerings. Some of the factors affecting market acceptance of our products and services include:

•	availability, quality and price as compared to competitive technologies, products and services;

•	the functionality of new and existing products and services, and whether they address market requirements;

•	the timing of introduction of our technologies, products and services as compared to competitive technologies, products and services;

•	the existence of product defects;

•	scientists’ and customers’ opinions of the utility of our products and services and our ability to incorporate their feedback into future products and services;

•	citation of our products in published research; and

•	general trends in life science research and life science informatics software development.

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

We compete with companies that develop, manufacture and market genetic analysis tools for the life science and clinical healthcare markets. We face significant competition as our competitors and new companies develop new, improved or more economical products, services and technologies.

The market for molecular diagnostics products and services is highly competitive, has high barriers to entry and has several other large companies with significant market share. For example, companies such as Illumina, Agilent Technologies and Life Technologies have products for genetic analysis that are directly competitive with certain of our products. In addition, Illumina, Inc., Life Technologies Corporation and Pacific Biosciences of California, Inc. also offer DNA sequencing technology which we do not offer. As the costs of DNA sequencing fall, we will face increased competition in our existing and potential markets. We also face competition from established diagnostic companies such as Beckman Coulter, Becton, Dickinson and Company, bioMérieux, Celera Diagnostics, Johnson & Johnson, Gen-Probe Incorporated and Roche Diagnostics, which have made strategic commitments to diagnostics, have financial and other resources to invest in new technologies, and have substantial intellectual property portfolios, substantial experience in new product development and regulatory expertise. In addition, our collaborative partners may compete with us.

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

As we implement our strategy to expand into new markets, we may not be able to establish a sales, marketing and technical support organization sufficient to sell, market and support all of our new products, or to cover all of the regions that we target globally. To assist our sales and support activities, we have entered into distribution agreements through certain distributors, principally in markets outside of North America and Europe. In addition, we may enter into distribution arrangements with respect to some of our products that we believe will be better served in such arrangements than our current sales and marketing organizations. We have less control over other third parties on whom we rely for sales, marketing and technical support. In addition, these third parties may decide to develop and sell competitive products or otherwise become our competitors, which could harm our business.

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

Our commercial success depends in part on our ability to develop and maintain collaborative relationships with key companies as well as with key academic researchers. In particular, we depend on our collaborators for in-licensed technology and components for a variety of our product lines. We collaborate with a number of instrumentation and reagent companies, including Beckman Coulter, CapitalBio Corporation, Genisphere LLC, Life Technologies Corporation, Luminex Corporation, Siemens Medical Solutions Diagnostics, Takara Bio Inc., New England Biolabs, Inc. and Qiagen GmbH. Some of these collaborators, like Life Technologies Corporation, Takara Bio Inc. and New England Biolabs, Inc. and Luminex Corporation, are currently sole suppliers of components of some of our reagent kits but they are also our competitors. Relying on our collaborative relationships is risky to our future success because:

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

The genetic sequence information upon which we rely to develop and manufacture our products is contained in a variety of databases throughout the world. These databases are rapidly expanding and evolving. In addition, the accuracy of these databases and resulting genetic research is dependent on various scientific interpretations and it is not expected that global genetic research efforts will result in standardized genetic sequence databases for particular genomes in the near future.

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

Prior to 2002, we incurred losses each year since our inception, and we reported losses in 2006 and 2008 through 2010. As a result, we had an accumulated deficit of approximately $450.5 million as of December 31, 2010. Our ability to achieve sustained profitability will depend, in part, on the rate of growth, if any, of our revenue and on the level of our expenses. We expect to continue incurring significant expenses related to research and development, sales and marketing efforts to commercialize our products, litigation and non-cash stock based compensation, and we expect to continue to experience fluctuations in our operating results. If our revenue grows more slowly than we anticipate, or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenue, we may not become profitable on a sustained basis, or at all.

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

Changes in overall levels and the geographic mix of pretax earnings may adversely impact our effective tax rate. Certain jurisdictions have lower tax rates, and the amount of earnings in these jurisdictions may fluctuate. If we do not have profitable operations in these jurisdictions, our effective tax rate could be adversely impacted. Changes in tax laws, applicability of tax holidays and regulatory requirements in the countries in which we operate could have a material impact on our tax provision. To the extent that we are unable to continue to reinvest a substantial portion of our profits in our foreign operations, we may be subject to effective income tax rate increases in the future. Tax authorities may challenge the allocation of profits between our subsidiaries and we may not prevail in any such challenge. If we were not to prevail, we could be subject to higher tax rates or double tax.

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

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or short-term investments since December 31, 2010, any significant deterioration in conditions of the global credit and financial markets may negatively impact our current portfolio of cash equivalents or short-term investments or our ability to meet our financing objectives. Other-than-temporary declines in the market price and valuation of any of our short-term investments would require us to adjust the carrying value of the investment through an impairment charge.

Risks Related to Government Regulation and Litigation

We and our customers are subject to various government regulations, and we may incur significant expenses to comply with, and experience delays in our product commercialization as a result of, these regulations.

The FDA has jurisdiction over the commercialization of medical devices, including in vitro diagnostic test kits and the reagents and instrumentation used in these tests. In vitro diagnostic tests, reagents, and instruments may be subject to pre-market review and post-market controls by the FDA. Certain in-vitro diagnostic products must also be approved by the regulatory agencies of foreign governments or jurisdictions before the product can be sold outside the United States. Commercialization of our and our collaborative partners’ in-vitro diagnostic products outside of the research environment may depend upon successful completion of clinical trials. Clinical development is a long, expensive and uncertain process and we do not know whether we, or any of our collaborative partners, will be permitted to undertake clinical trials of any potential in-vitro diagnostic products. It may take us or our collaborative partners many years to complete any such testing, and failure can occur at any stage. Delays or rejections of potential products may be encountered based on changes in regulatory policy during the period of product development and regulatory agency review. Moreover, if and when our projects reach clinical trials, we, or our collaborative partners, may decide to discontinue development of any or all of these projects at any time for commercial, scientific or other reasons. Any of the foregoing matters could have a material adverse effect on our business, financial condition and results of operations.

Many of our products are labeled for “research use only”. Products intended for research use only are not subject to clearance or approval by the Food and Drug Administration. However, research use only products may fall under the FDA’s jurisdiction if these are used for clinical rather than research purposes. Even when a product is exempted from FDA clearance or approval, the FDA may impose restrictions as to the types of customers to which we can market and sell our products. Such restrictions may materially and adversely affect our business, financial condition and results of operations.

The FDA, the U.S. Department of Health and Human Services and foreign government regulators are increasingly focused on genetic analysis tools, including the use of arrays, which are labeled for research use only, by clinical laboratories in laboratory-developed tests (“LDTs”) offered by these laboratories, including labs certified under the Clinical Laboratory Improvement Amendments (“CLIA”). We cannot predict the extent of the FDA’s future efforts in regulation and enforcement policies with respect to the sale and use of arrays for the development of LDTs by CLIA-certified laboratories. If regulations or enforcement policies restrict our customers’ development of LDTs using our products labeled for research use only, or if we otherwise are required to obtain FDA premarket clearance or approval prior to commercializing these products, our ability to generate revenue from the sale of our products may be delayed or otherwise adversely affected. Moreover, our failure to comply with governmental rules and regulations related to our products could cause us to incur significant adverse publicity, subject us to investigations and notices of non-compliance or lead to fines or restrictions upon our ability to sell our products. We also may be at risk for liability related to government reimbursement of tests involving the use of our products if it is determined that these tests require FDA-clearance or approval and no such clearance or approval has been obtained.

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

We have agreements relating to the sale of our products to government entities and, as a result, we are subject to various statutes and regulations that apply to companies doing business with the government. A failure to comply with these regulations might result in suspension of these contracts or administrative or other penalties, and could have a material adverse effect on our ability to compete for future government grants, contracts and programs.

Healthcare reform and restrictions on reimbursements may limit our returns on molecular diagnostic products that we may develop with our collaborators.

We are currently collaborating with our partners to develop diagnostic and therapeutic products. The ability of our collaborators to commercialize such products may depend, in part, on the extent to which reimbursement for these products will be available under U.S. and foreign regulations that govern reimbursement for clinical testing services by government authorities, private health insurers and other organizations. In the United States, third-party payer price resistance, the trend towards managed health care and the implementation of the Patient Protection and Affordable Care Act of 2010 could reduce payment rates for health care products and services, adversely affecting the profits of our customers and collaborative partners and reducing our future royalties. Under Medicare rules, diagnostic tests must be ordered by a physician who is treating the beneficiary and who uses the test results in patient management. Under this rule, some Medicare contractors may deny coverage for a test, even if the test has been cleared or approved by the FDA, without proof, as determined sufficient by the contractor, that the test is useful in patient management.

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

Third parties have asserted and may in the future assert that we are employing their proprietary technology without authorization. As we launch new products and enter new markets, we expect that competitors will claim that our products infringe their intellectual property rights as part of business strategies designed to impede our successful commercialization and entry into new markets. We are currently engaged in litigation with third parties who allege that we have infringed their intellectual property rights, including a lawsuit in which our competitor Illumina alleges that the manufacture and sale of certain of our new peg-based arrays and related instruments infringe two of their patents. See Note 10. “Commitments and Contingencies” to our Condensed Consolidated Financial Statements elsewhere in this Annual Report on Form 10-K for further information. In addition, we are aware of third-party patents that may relate to our technology. We routinely receive notices claiming infringement from third parties as well as invitations to take licenses under third party patents. Third parties may have obtained, and may in the future obtain, patents allowing them to claim that the use of our technologies infringes these patents.

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

The market price of our common stock is volatile. Our common stock traded as low as $3.75 and as high as $8.38 per share during the twelve-month period ending December 31, 2010. Moreover, the daily volume of our common stock fluctuated from 182,300 to 15,386,500 shares during that period. Our stock price may be affected by a number of factors, including those listed in these “Risk Factors” and other, unknown factors. Our stock price also may be affected by: comments by securities analysts regarding our business or prospects; our inability to meet analysts’ expectations; general fluctuations in the stock market or in the stock prices of our industry peers or our customers; and, general conditions and publicity regarding the genomics, biotechnology, pharmaceutical or life science industries.

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

Our revenue and operating results may fluctuate significantly due in part to factors that are beyond our control and which we cannot predict. The timing of our customers’ orders may fluctuate from quarter to quarter. Historically, we have experienced customer ordering patterns for instrumentation and consumables in which the majority of the shipments occur in the last month of the quarter. These ordering patterns may limit management’s ability to accurately forecast our future revenue or product mix. Additionally, license revenue may also be unpredictable and may fluctuate due to the timing of payments of non-recurring licensing fees. Because our expenses are largely fixed in the short to medium term, any material shortfall in revenue may cause us to experience material losses.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our corporate headquarters is located in Santa Clara, California, where we lease approximately 200,000 square feet and we have manufacturing facilities located in Singapore and Cleveland, Ohio, where we lease approximately 150,000 square feet and 15,000 square feet, respectively. We lease approximately 140,000 square feet of administrative and research and development space in California (Emeryville and Sunnyvale), Ohio (Cleveland and Maumee), China (Shanghai), Germany (Freiburg), Japan (Osaka and Tokyo) and the United Kingdom (Wooburn Green). We have also entered into agreements to sublease to third parties approximately 90,000 square feet of administrative and research and development space in California (Sacramento) and Massachusetts (Bedford). Additionally, we own a 170,000 square foot facility in West Sacramento, California that we have leased to a charter school. We believe that our existing properties are in good condition and are suitable for the conduct of our business.

ITEM 3.  LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in “Item 8. Financial Statements and Supplementary Data—Note 10. Commitments and Contingencies” of this Annual Report on Form 10-K, and is incorporated by reference herein.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the year ended December 31, 2010.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Our common stock is traded on The Nasdaq Global Select Market under the symbol of AFFX. The following table sets forth on a per share basis, for the periods indicated, the low and high closing prices of our common stock as reported by The Nasdaq Global Select Market.

	Low	High
2010
First Quarter	$5.28	$7.98
Second Quarter	$5.81	$8.33
Third Quarter	$3.80	$5.86
Fourth Quarter	$4.16	$5.28
2009
First Quarter	$1.78	$4.06
Second Quarter	$3.23	$6.82
Third Quarter	$5.04	$9.50
Fourth Quarter	$4.69	$9.83

As of February 22, 2010, there were approximately 318 holders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company (“DTC”). All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and therefore are considered to be held of record by Cede & Co. as one shareholder.

No cash dividends have been paid on our common stock. We currently intend to retain all future earnings, if any, for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

No equity securities were sold during 2010 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). We did not repurchase any shares of our common stock during the fourth quarter of 2010.

For information regarding compensation plans under which equity securities were authorized for issuance, see the section of the Proxy Statement to be filed in connection with our 2011 Annual Meeting of Shareholders entitled “Equity Compensation Plan Information,” incorporated by reference into Item 12 of this Annual Report on Form 10-K.

Performance Graph

The graph below compares the cumulative total return* on our common stock for the period commencing on December 31, 2005 and ending December 31, 2010 compared to the CRSP Total Return Index for the Nasdaq National Market (U.S. companies) and the CRSP Total Return Index for the Nasdaq Pharmaceutical Stocks (SIC 283). The stock price performance shown on the graph below is not necessarily indicative of future price performance.

*
Assumes $100 invested on December 31, 2005 in our common stock and in each index listed above. The total return for our common stock and the indices used assumes the reinvestment of dividends, even though dividends have never been declared on our common stock.

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

	Year Ended December 31,
	2010	2009	2008	2007	2006
Consolidated Statement of Operations Data:	(in thousands, except per share amounts)
Total revenue	$310,746	$327,094	$410,249	$371,320	$355,317
(Loss) income from operations	(5,167)	(33,158)	(242,539)	6,080	(18,545)
Net (loss) income (1)	$(10,233)	$(23,909)	$(307,919)	$12,593	$(13,704)
Basic net (loss) income per common share	$(0.15)	$(0.35)	$(4.49)	$0.18	$(0.20)
Diluted net (loss) income per common share	$(0.15)	$(0.35)	$(4.49)	$0.17	$(0.20)

Consolidated Balance Sheet Data:
Cash, cash equivalents, and available-for-sale securities	$237,184	$346,574	$397,739	$584,274	$247,752
Working capital	159,932	345,486	420,768	583,067	290,302
Total assets (2)	460,785	630,950	713,310	1,133,591	781,215
Long-term obligations (3)(4)	111,821	261,394	330,896	451,143	134,662

(1)
During 2010 and 2009, we repurchased $151.7 million and $69.1 million, respectively, of our 3.50% senior convertible notes and the resulting gain is labeled as “Gain from repurchase of convertible notes” in a single line item in our Consolidated Statements of Operations (See (4) for further details):

•	In 2010, we recognized a net gain of $6.3 million on repurchases totaling $151.7 million in aggregate principal amount; and

•	In 2009, we recognized a net gain of $17.4 million on the repurchase of $69.1 million in aggregate principal amount.

In 2008, we recognized a goodwill impairment charge of $239.1 million that is presented in a single line item labeled “Goodwill impairment (credit) charges” in our Consolidated Statements of Operations as well as an income tax provision of $65.9 million primarily resulting from a full valuation allowance recorded against all U.S. deferred tax assets.

Additionally, we recognized $2.2 million, $43.7 million and $15.3 million in 2009, 2008 and 2007, respectively, of expense related to our restructuring plans that was presented in a single line item labeled “Restructuring charges” in our Consolidated Statements of Operations.

(2)	In 2008, we completed the acquisitions of USB Corporation (“USB”), True Materials, Inc. (“TMI”), and Panomics, Inc. for aggregate cash consideration of $163.0 million.

(3)	In 2007, we issued $316.3 million aggregate principal amount of 3.50% senior convertible notes.

(4)	In 2010 and 2009, we partially repurchased our 3.50% convertible notes:

•	In 2010, a total of $151.7 million aggregate principal amount was purchased for cash consideration of $143.6 million, including accrued interest and transaction costs; and

•	In 2009, $69.1 million aggregate principal amount was purchased for cash consideration of $50.6 million, including accrued interest and transactions costs.

In 2008, a total of $119.9 million aggregate principal amount of our 0.75% senior convertible notes was redeemed for cash as investors exercised their put right. We repurchased an additional $0.1 million aggregate principal amount of such notes in 2009.

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

Overview

We develop, manufacture and sell products and services for genetic analysis to the life science research and clinical healthcare markets. Researchers around the world use our technology to better understand the role that genes play in disease, the effectiveness and safety of therapies and many other biological factors that affect human well-being. We sell our products to some of the world’s largest pharmaceutical, diagnostic and biotechnology companies, as well as leading academic, government and not-for-profit research institutions. Approximately 23,000 peer-reviewed papers have been published based on work using our products. We have more than 900 employees worldwide and maintain sales and distribution operations across the United States, Europe and Asia.

We offer a comprehensive line of products for two principal applications: gene expression and genotyping. Our product sales consist primarily of sales of instruments and related consumables. We have three instrument systems, GeneTitan®, GeneChip® and GeneAtlas™, that include instruments, consumables and software. Our GeneChip® instruments run arrays packaged in cartridges and our GeneTitan® and GeneAtlasTM instruments run arrays packaged in a peg format.

We also offer a variety of assays for gene expression targeting low- to mid-plex markets that are downstream of our whole genome arrays and a range of reagent kits that are compatible with our platforms as well as the products of other vendors.

Overview of Fiscal Year 2010 and Strategic Initiatives

In 2010, we continued to focus our efforts on meeting the three strategic initiatives that we laid out in 2009. We achieved our goal of improved operating leverage, earning a net profit during the second half of the year ended December 31, 2010, including a profit from operations in the fourth quarter of $5.2 million, and generated positive operating cash flows in each quarter of 2010. In addition, we significantly reduced total operating expenses in 2010 as compared to 2009 and further decreased our future interest payments by repurchasing a portion of our 3.50% convertible notes due 2038. We released several new products and began entering into important new markets that we believe have potential for success in the future.

Below is a summary of our progress on the three strategic initiatives which we remain focused on executing in 2011:

Revenue growth. Our goal is to expand our revenue base by entering new markets, growing our customer base and successfully commercializing our established and acquired technologies. We launched several important new products in 2010, including our Axiom Genotyping Platform that enables the design of catalog and custom array designs for the study of genetic variation associated with disease, health and the environment in humans and other model organisms. We also introduced a new service level offering, OncoScan FFPE Express, that target the analysis of challenging formalin-fixed, paraffin-embedded tissue. Using OncoScan, molecular pathologists and ocologists are able to assess relevant cancer measurements in one assay, ultimately accelerating our understanding of, and approach to, treating cancer.

In 2011, we are looking to further shift our focus to the validation and routine testing markets which we believe are currently expanding at a higher compound annual growth rate than the discovery and exploration markets and will provide opportunities for more recurring revenue growth in the future.

Profitability. Throughout 2010, we remained focused on improving our operating leverage and were successful in achieving operating income in the second half of 2010. We have significantly reduced our future interest payments by repurchasing a portion of our 3.50% senior convertible notes due 2038 and significantly lowered our operating expenses in 2010 as compared to 2009. Our new array plate consumables that run on the GeneTitan® and GeneAtlasTM Systems also have lower manufacturing costs than the cartridge-based consumables.

Development of new technologies and platforms. We seek to expand our product line with new products that combine automated instrumentation, powerful new biological assays, and new array designs and content. For example, the GeneTitan® System, our mid- to high-throughput instrumentation platform, enables increased efficiency and throughput for researchers conducting array-based experiments. In 2010, we commercially released our GeneAtlasTM System, our low-to-medium throughput instrumentation platform, which targets new users of microarray technology. With the GeneTitan® and GeneAtlasTM instruments, we also introduced a menu of gene expression and genotyping consumables in the array plate format.

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

Our significant accounting policies are fully described in “Item 8. Financial Statements and Supplementary Data—Note 2. Summary of Significant Accounting Policies.” However, certain accounting policies are particularly important to the reporting of our financial position and results of operations and require the application of significant judgment by our management. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Management believes the following critical accounting policies reflect its more significant estimates and assumptions used in the preparation of the consolidated financial statements.

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

Effective January 1, 2010, we early adopted the recently revised accounting guidance on revenue recognition for multiple element arrangements on a prospective basis, which requires us to allocate consideration to all deliverables at the inception of the arrangement using the relative selling price method. The relative selling price method establishes the relative selling price of a deliverable using a hierarchy, first through vendor-specific objective evidence (“VSOE”), second through third-party evidence if VSOE is not available and finally, through estimated selling prices if neither VSOE nor third-party evidence is available. Additionally, the revised accounting guidance also refined the criteria for determining when a deliverable should be accounted for as a separate unit of accounting. Based on this guidance, we identify separate units of accounting for a multiple element arrangement if the delivered item has value to the customer on a standalone basis and, when a general right of return exists, the delivery or performance of an undelivered item is considered probable and under our control. Changes in the allocation of the sales price from delivered to undelivered elements might impact the timing of revenue recognition, but would not change the total revenue recognized on any arrangement.

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

The change in accounting principle for revenue recognition on multiple element arrangements did not have a material impact on our financial results for the year ended December 31, 2010. We anticipate that the effect on the change in accounting principle on subsequent periods will be primarily dependent on the arrangements entered into, the ability to estimate selling prices when VSOE cannot be established and the timing of the delivery of the products and services. Additionally, had the new accounting guidance been applied for the year ended December 31, 2009, there would have been no material impact on the revenue recognized.

INVENTORIES

We enter into inventory purchases and commitments so that we can meet future shipment schedules based on forecasted demand for our products. The business environment in which we operate is subject to rapid changes in technology and customer demand. We perform a detailed assessment of inventory each period, which includes a review of, among other factors, demand requirements, product life cycle and development plans, component cost trends, product pricing, product expiration and quality issues. Based on this analysis, we record adjustments to inventory for potentially excess, obsolete or impaired goods, when appropriate, in order to report inventory at net realizable value. Revisions to our inventory adjustments may be required if actual demand, component costs, supplier arrangements, or product life cycles differ from our estimates. Any such adjustments or revised adjustments could result in a charge to our results of operations.

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

INCOME TAXES

Income tax expense is based on pretax financial accounting income. Under the asset and liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We must assess the likelihood that the resulting deferred tax assets will be realized. To the extent we believe that realization is not more likely than not, we establish a valuation allowance. Significant estimates are required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance to be recorded against our deferred tax assets. Some of these estimates are based on interpretations of existing tax laws or regulations. We believe that our estimates are reasonable and that our reserves for income tax related uncertainties are adequate. Various internal and external factors may have favorable or unfavorable effects on our future effective tax rate. These factors include, but are not limited to, changes in overall levels, character, or geographical mix of pretax earnings, changes in tax laws, regulations and/or rates, changing interpretations of existing tax laws or regulations, changes in the valuation of our deferred tax assets or liabilities, future levels of research and development spending, nondeductible expenses, applicability of tax holidays, and ultimate outcomes of income tax audits.

The total amount of unrecognized tax benefits as of December 31, 2010 was approximately $20.8 million. If recognized, the amount of unrecognized tax benefits that would impact income tax expense is $2.2 million. As of December 31, 2010, we do not anticipate any material changes to the amount of unrecognized tax benefit during the next twelve months.

We classify interest and penalties related to tax positions as components of income tax expense. For the year ended December 31, 2010, the amount of accrued interest and penalties related to tax uncertainties was approximately $0.1 million for a total cumulative amount of $0.5 million of non-current income taxes payable as of December 31, 2010.

We file U.S. federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 1992 through 2010 tax years generally remain subject to examination by federal and state tax authorities. In significant foreign jurisdictions, the 2006 through 2010 tax years generally remain subject to examination by their respective tax authorities.

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

US GAAP requires that employee stock-based compensation costs be recognized over the requisite service period, or the vesting period, in a manner similar to all other forms of compensation paid to employees. Accordingly, in 2010, we recognized employee stock-based compensation of $9.9 million, which consisted of $1.0 million in cost of product sales, $2.1 million in research and development expense and $6.8 million in selling, general and administrative expenses. As of December 31, 2010, $15.5 million of total unrecognized compensation cost related to non-vested employee stock awards is expected to be recognized as future cost of sales and operating expenses over a weighted-average period of 2.7 years.

RESULTS OF OPERATIONS

The following discussion compares the historical results of operations for the years ended December 31, 2010, 2009 and 2008.

PRODUCT SALES

The components of product sales are as follows:

Dollars in thousands				Dollar		Percentage
	Year ended December 31,			change from		change from
	2010	2009	2008	2009	2008	2009	2008
Consumables	$252,165	$255,660	$248,903	$(3,495)	$6,757	(1)%	3%
Instruments	25,578	23,526	21,489	2,052	2,037	9	9
Total product sales	$277,743	$279,186	$270,392	$(1,443)	$8,794	(1)	3

Total product sales decreased $1.4 million or 1% in 2010 as compared to 2009. Consumables sales decreased primarily due to a decrease in the sales of our RNA reagents partially offset by an increase in sales of our DNA reagents. In both areas, sales of our lower price products have increased as a percentage of the total mix. Instrument sales grew in 2010 as compared to 2009, primarily due to the increased adoption of GeneTitan® and introduction of GeneAtlasTM families of instruments, which were introduced in late 2009 and early 2010, respectively, partially offset by declines in the volume of sales of older instruments.

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

SERVICES

Dollars in thousands				Dollar		Percentage
	Year ended December 31,			change from		change from
	2010	2009	2008	2009	2008	2009	2008
Services	$20,565	$39,563	$32,096	$(18,998)	$7,467	(48)%	23%

Total services revenue decreased in 2010 as compared to 2009, primarily due to the completion in late 2009 of several genotyping projects that began in the fourth quarter of 2008, including the Wellcome Trust Case Consortium and the National Institutes of Health projects. We currently have not entered into any new significant contracts for other genotyping projects. We anticipate this trend to remain consistent in 2011.

Total services revenue increased in 2009 as compared to 2008 primarily due to the growth in our scientific services business associated with several genotyping projects as discussed above.

ROYALTY AND OTHER REVENUE

Dollars in thousands				Dollar		Percentage
	Year ended December 31,			change from		change from
	2010	2009	2008	2009	2008	2009	2008
Royalties and other revenue	$12,438	$8,345	$107,761	$4,093	$(99,416)	49%	(92)%

Royalties and other revenue increased in 2010 as compared to 2009 primarily due to the receipt of a non-recurring $4.8 million license payment in the fourth quarter of 2010.

Royalties and other revenue decreased in 2009 as compared to 2008 primarily due to a non-recurring $90 million intellectual property payment received in January 2008. Additionally, research revenue decreased by $4.1 million in 2009 as compared to 2008 as National Institutes of Health grants expired in 2009.

PRODUCT AND SERVICES GROSS MARGINS

Dollars in thousands				Dollar/Point
	Year ended December 31,			change from
	2010	2009	2008	2009	2008
Total gross margin on product sales	$160,359	$152,809	$143,483	$7,550	$9,326
Total gross margin on services	4,743	15,683	6,975	(10,940)	8,708

Product gross margin as a percentage of products sales	58%	55%	53%	3	2
Service gross margin as a percentage of services	23%	40%	22%	(17)	18

Product gross margin increased in 2010 as compared to 2009 primarily due to a reduction in plant consolidation costs from $9.4 million in 2009 to $1.6 million in 2010, as the majority of the West Sacramento manufacturing facility closure took place in 2009. Additionally, favorable pricing and absorption in chips contributed to the increased product margin. These increases were partially offset by higher excess and obsolescence costs for products with finite lives. Additional excess and obsolescence costs may be incurred in the near term as we continue to assess our product portfolio.

The increase in product gross margin in 2009 as compared to 2008 is primarily due to favorable factory utilization from higher production volumes in arrays as a result of the plant consolidation to Singapore in 2009. These increases were partially offset by an unfavorable shift from higher margin array products to lower margin reagent products.

Service gross margin was impacted in 2009 by the Wellcome Trust Case Consortium and National Institutes of Health projects which had higher margins. The margin percentages normalized in 2010 and 2008 when we did not have revenue from the projects.

RESEARCH AND DEVELOPMENT EXPENSES

Dollars in thousands				Dollar		Percentage
	Year ended December 31,			change from		change from
	2010	2009	2008	2009	2008	2009	2008
Research and development	$67,934	$77,358	$84,482	$(9,424)	$(7,124)	(12)%	(8)%

Research and development expenses decreased in 2010 as compared to 2009 primarily due to savings in head count-related expenses and variable compensation of $5.7 million and decreased spending on supplies of $2.2 million as a result of cost-control measures we implemented.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Dollars in thousands				Dollar		Percentage
	Year ended December 31,			change from		change from
	2010	2009	2008	2009	2008	2009	2008
Selling, general and administrative	$114,773	$130,838	$127,161	$(16,065)	$3,677	(12)%	3%

Selling, general and administrative expenses decreased in 2010 as compared to 2009 primarily due to lower compensation and benefits expenses of $11.0 million as a result of lower headcount and decreased variable compensation. Additionally, legal expenses decreased by $2.1 million primarily due to timing of legal proceedings with third-parties, consulting and purchased services decreased by $1.8 million as a result of various general and administrative cost reductions, and rent expense decreased by $1.4 million due primarily to the relocation of our Japan office and other site consolidation efforts.

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

ACQUIRED IN-PROCESS TECHNOLOGY

Dollars in thousands				Dollar		Percentage
	Year ended December 31,			change from		change from
	2010	2009	2008	2009	2008	2009	2008
Acquired in-process technology	$-	$-	$6,200	$-	$(6,200)	-%	100%

In 2008, for each of the three acquisitions we made, USB, TMI and Panomics, we recognized the estimated fair value of certain research and development programs in-process that had not yet reached technological feasibility and had no alternative future use, totaling $0.8 million, $5.1 million and $0.3 million, respectively. The fair values of these projects were determined using the income approach whereby we estimated each project’s related future net cash flows. The largest research and development program in-process at the acquisition date primarily was the microRNA profiling project, which we completed in 2009.

RESTRUCTURING

Dollars in thousands				Dollar		Percentage
	Year ended December 31,			change from		change from
	2010	2009	2008	2009	2008	2009	2008
Restructuring	$-	$2,180	$43,707	$(2,180)	$(41,527)	(100)%	(95)%

In 2008, we undertook a restructuring plan designed to improve our operating leverage, where we closed our West Sacramento manufacturing facility, moving the probe array manufacturing to our Singapore facility, consolidating reagent manufacturing to our Cleveland facility and outsourcing instrument manufacturing operations to third parties. We completed the closure of the West Sacramento facility during the second quarter of 2009 and no expenses were recognized during the year ended December 31, 2010, compared to $2.2 million of expense pertaining to employee severance and relocation benefits recognized during the year ended December 31, 2009. For the year ended December 31, 2008, we recognized $8.2 million of expenses related to employee termination benefits and $37.1 million of expenses related to the abandonment and impairment of certain manufacturing assets.

INTEREST INCOME AND OTHER, NET

The components of interest income and other, net, are as follows:

Dollars in thousands				Dollar		Percentage
	Year ended December 31,			change from		change from
	2010	2009	2008	2009	2008	2009	2008
Interest income	$2,845	$4,455	$14,579	$(1,610)	$(10,124)	(36)%	(69)%
Realized (loss) gain on equity investments, net	(4,342)	(916)	1,201	(3,426)	(2,117)	374	(176)
Currency loss, net	(48)	(2,800)	(2,188)	2,752	(612)	(98)	28
Other	58	1,850	1,037	(1,792)	813	(97)	78
Total interest income and other, net	$(1,487)	$2,589	$14,629	$(4,076)	$(12,040)	(157)	(82)

Interest income and other, net decreased in 2010 as compared to 2009 due to the following:

•
Interest income decreased by $1.6 million in 2010 as compared to 2009 due to lower average cash and investment balances as a result of the repurchase of a portion of our 3.50% convertible notes during 2010, partially offset by higher effective interest rates in 2010;

•
Realized loss in equity investments increased by $3.4 million in 2010 as we recognized $5.6 million of other-than-temporary impairment expense, largely as a result of our recognition of impairment charges on two non-marketable investments. This was partially offset by a net realized gain from our investment in a limited partnership investment fund of $1.3 million. In 2009, we recognized a net realized loss of $0.9 million as described below;

•	Currency loss decreased in 2010 by $2.8 million due to improved hedging activities in 2010; and
•	Other income decreased primarily due to a nonrecurring sale of equipment in 2009 totaling $0.9 million.

Interest income and other, net decreased in 2009 as compared to 2008 due to the following:

•
Interest income decreased by $10.1 million as a result of lower average cash and investment balances from the repurchase of our 3.50% convertible notes totaling $69.1 million, combined with lower effective interest rates in 2009 compared to 2008.

•
Net realized (loss) gain on investments decreased by $2.1 million in 2009 primarily due to other-than-temporary impairment expense of $1.1 million that we recognized on our nonmarketable securities portfolio, partially offset by net realized gains of $0.2 million in our investment in a limited partnership investment fund in 2009. This is compared to net realized gains of $1.2 million in our investment in a limited partnership investment fund in 2008.

INTEREST EXPENSE

Dollars in thousands				Dollar		Percentage
	Year ended December 31,			change from		change from
	2010	2009	2008	2009	2008	2009	2008
Interest expense	$7,706	$10,945	$14,091	$(3,239)	$(3,146)	(30)%	(22)%

Interest expense decreased in 2010 as compared to 2009 primarily due to a lower aggregate principal balance of our 3.50 % convertible notes as a result of our repurchases of totaling $151.7 million in aggregate principal amount during 2010.

Interest expense decreased in 2009 as compared to 2008 primarily due to lower aggregate principal balance of the senior convertible notes resulting from our repurchases of $69.1 million in aggregate principal amount of our 3.50% convertible notes in the second quarter of 2009 and $119.9 million in aggregate principal amount of our 0.75% convertible notes in the fourth quarter of 2008.

INCOME TAX PROVISION (BENEFIT)

Dollars in thousands				Dollar		Percentage
	Year ended December 31,			change from		change from
	2010	2009	2008	2009	2008	2009	2008
Income tax provision (benefit)	$2,170	$(158)	$65,918	$2,328	$(66,076)	(1,473)%	(100)%

The income tax provision in 2010 was approximately $2.2 million, which consisted primarily of foreign taxes. The income tax benefit in 2009 of $0.2 million consisted of foreign taxes similar to 2010 offset by refundable U.S. credits. The provision for income taxes in 2008 was approximately $65.9 million and consisted of foreign taxes, state taxes and the establishment of a full valuation allowance against our U.S. deferred tax assets, net of reserves for uncertain tax positions.

Deferred tax assets are recognized if realization of such assets is more likely than not. As of December 31, 2010, we provided for a valuation allowance of $142.6 million against our net deferred tax assets. As a result of negative evidence based on our cumulative net loss position, we have placed a full valuation allowance on U.S. and certain foreign deferred tax assets, net of reserves for uncertain tax positions. We intend to maintain the valuation allowance until sufficient positive evidence exists to assure realization of these tax benefits through future taxable income.

As of December 31, 2010, we had total net operating loss carryforwards of $259.8 million, comprised of $146.7 million for U.S. federal purposes, which expire in the years 2020 through 2030 if not utilized, and $113.1 million for state purposes, the majority of which expire in the years 2012 through 2030 if not utilized. Utilization of net operating loss carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation may result in the expiration of the net operating loss before utilization.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Historically, we have financed our operations primarily through product sales; sales of equity and debt securities such as our 3.50% convertible notes in 2007, collaborative agreements; interest income; and licensing of our technology.

Our cash outflows have generally been as follows: cash used in operating activities such as research and development programs, sales and marketing activity, procurement and growth of inventory, compensation and benefits of our employees and other working capital needs; cash paid for acquisitions; cash paid for litigation activity and settlements; and cash used for our debt repurchases and repurchases of our convertible notes as well as interest payments on our convertible notes obligations.

As of December 31, 2010, we had cash, cash equivalents, and available-for-sale securities of approximately $237.2 million. We anticipate that our existing capital resources along with the cash to be generated from operations will enable us to maintain currently planned operations, acquisitions, debt repayments or repurchases, and capital expenditures, for the foreseeable future.

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

As of December 31, 2010, we have no credit facility or other committed sources of capital. To the extent capital resources are insufficient to meet future capital requirements; we will have to raise additional funds to continue the development of our technologies. There can be no assurance that such funds will be available on favorable terms, or at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to our stockholders. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into collaboration agreements on unattractive terms. Our inability to raise capital would have a material adverse effect on our business, financial condition and results of operations.

From time to time, we may seek to retire, repurchase, or exchange our convertible securities or common stock in open market purchases, privately negotiated transactions dependent on market conditions, liquidity, and contractual obligations and other factors. For the year ended December 31, 2010, we repurchased an aggregate of $151.7 million of the outstanding principal balance of our 3.50% convertible notes due 2038 for cash payments totaling $143.6 million and recognized a gain of $6.3 million on the repurchase.

Cashflow (in thousands)

	Year ended December 31,
	2010	2009	2008
Net cash provided by operating activities	$47,975	$9,329	$83,511
Net cash provided by (used in) investing activities	66,211	(7,190)	(151,062)
Net cash used in financing activities	(144,759)	(50,073)	(108,185)
Effect of foreign currency translation on cash and cash equivalents	415	284	384
Net decrease in cash and cash equivalents	$(30,158)	$(47,650)	$(175,352)

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2010 was comprised of a net loss of $10.2 million, net of non-cash charges of $45.2 million and a $13.0 million increase in working capital. Adjustments for non-cash expenses include depreciation and amortization expense of $35.5 million, a net realized loss on investments of $4.6 million, which included other-than-temporary impairment charges totaling $5.6 million, primarily due to two non-marketable equity investments, stock-based compensation expense of $9.9 million and a gain from the repurchase of convertible notes of $6.3 million.

Investing Activities

Our investing activities, other than purchases, sales and maturities of available-for-sale securities, primarily consist of capital expenditures and purchased technology rights.

Cash used for capital expenditures was $7.7 million for the year ended December 31, 2010. Our capital expenditures were primarily related to the purchase of manufacturing equipment and computer hardware.

Financing Activities

Our financing activities generally consist of stock option exercise activity under our employee stock plan. Cash used in the issuance of stock under our employee stock plan, net of treasury shares withheld for taxes, was $1.2 million for the year ended December 31, 2010. Additionally, in 2010, we bought back a total of $151.7 million in aggregate principal balance of our 3.50% convertible notes for $143.6 million in cash consideration, excluding transaction costs of $0.4 million.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

As of December 31, 2010, we had no off-balance sheet arrangements. The impact that our contractual obligations, as of December 31, 2010, is expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

	Total	2011	2012-2013	2014-2015	After 2015
Senior convertible notes	$95,472	$-	$95,472	$-	$-
Interest payments (1)	6,821	3,341	3,480	-	-
Operating leases	28,095	8,878	15,088	4,056	73
Purchase commitments (2)	3,071	3,071	-	-	-
Total contractual obligations	$133,459	$15,290	$114,040	$4,056	$73

(1)
Our 3.50% senior convertible notes are due in 2038. However, holders may require us to repurchase all or a portion of their notes on January 15, 2013, 2018 and 2028. In 2010, we purchased a total of approximately $151.7 million of aggregate principal amount of our 3.50% senior convertible notes for $143.6 million in total cash consideration.

In June 2009, we repurchased approximately $69.1 million of aggregate principal amount for $49.7 million in total cash consideration.

(2)
Purchase commitments include agreements to purchase goods or services that are enforceable and legally binding on Affymetrix and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

The above table does not reflect unrecognized tax benefits of approximately $20.8 million, the timing of which is uncertain. Refer to “Item 8. Financial Statements and Supplementary Data—Note 13. Income Taxes” for additional discussion on unrecognized tax benefits.

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

						Fair Value at
	Periods of Maturity					December 31,
	2011	2012	2013 (1)	Thereafter	Total	2010 (1)
ASSETS:
Available-for-sale securities	$73,490	$45,556	$60,549	$28,573	$208,168	$207,517
Average interest rate	2.2%	2.2%	2.6%	3.8%
LIABILITIES:
3.50% senior convertible notes due 2038	$-	$-	$95,469	$-	$95,469	$95,469
Average interest rate			3.50%

						Fair Value at
	Periods of Maturity					December 31,
	2010	2011	2012	Thereafter (1)	Total	2009 (1)
ASSETS:
Available-for-sale securities	$237,060	$59,639	$4,643	$1,220	$302,562	$303,917
Average interest rate	1.5%	0.6%	0.1%	1%
LIABILITIES:
3.50% senior convertible notes due 2038	$-	$-	$-	$247,198	$247,198	$217,537
Average interest rate				3.50%

(1)           Remaining balance on our 0.75% senior convertible notes is less than $0.1 million.

Foreign Currency Exchange Rate Risk

We derive a portion of our revenues in foreign currencies, predominantly in Europe and Japan. In addition, a portion of our assets are held in nonfunctional currencies of our subsidiaries. We may conduct hedging activities by using foreign currency forward and option contracts with financial institutions to manage a portion of the currency exposures created by our foreign activities. Our net currency loss recognized on business transactions was less than $0.1 million for the year ended December 31, 2010 and is included in interest income and other, net. Management will continue to reevaluate foreign currency exchange rate risk on an ongoing basis. As of December 31, 2010, we had no open hedging contracts.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AFFYMETRIX, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Affymetrix, Inc.

We have audited the accompanying consolidated balance sheets of Affymetrix, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Affymetrix, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Affymetrix, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California February 28, 2011

AFFYMETRIX, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,	December 31,
	2010	2009
ASSETS:
Current assets:
Cash and cash equivalents	$35,484	$65,642
Restricted cash—short-term portion	287	1,686
Available-for-sale securities—short-term portion	67,223	213,377
Accounts receivable, net	52,281	64,933
Inventories	49,373	54,490
Deferred tax assets—short-term portion	1,071	1,172
Prepaid expenses and other current assets	9,422	15,903
Total current assets	215,141	417,203
Available-for-sale securities—long-term portion	134,190	64,760
Property and equipment, net	54,177	68,182
Acquired technology rights, net	38,858	49,855
Deferred tax assets—long-term portion	4,894	4,720
Restricted cash—long-term portion	-	1,109
Other long-term assets	13,525	25,121
Total assets	$460,785	$630,950

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued liabilities	$44,259	$57,183
Deferred revenue—short-term portion	10,950	14,534
Total current liabilities	55,209	71,717
Deferred revenue—long-term portion	4,601	3,898
Other long-term liabilities	11,748	10,295
Convertible notes	95,472	247,201
Stockholders’ equity:
Convertible redeemable preferred stock, $0.01 par value; 5,000 shares authorized; no shares issued and outstanding at December 31, 2010 and 2009	-	-
Common stock, $0.01 par value; 200,000 shares authorized; 70,578 and 71,000 shares issued and outstanding at December 31, 2010 and 2009, respectively	706	710
Additional paid-in capital	742,206	733,378
Accumulated other comprehensive income (loss)	1,376	4,051
Accumulated deficit	(450,533)	(440,300)
Total stockholders’ equity	293,755	297,839
Total liabilities and stockholders’ equity	$460,785	$630,950

See Accompanying Notes

AFFYMETRIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2010	2009	2008
REVENUE:
Product sales	$277,743	$279,186	$270,392
Services	20,565	39,563	32,096
Royalties and other revenue	12,438	8,345	107,761
Total revenue	310,746	327,094	410,249
COSTS AND EXPENSES:
Cost of product sales	117,384	126,377	126,909
Cost of services and other	15,822	23,949	25,231
Research and development	67,934	77,358	84,482
Selling, general and administrative	114,773	130,838	127,161
Acquired in-process technology	-	-	6,200
Restructuring charges	-	2,180	43,707
Goodwill impairment (credit) charges	-	(450)	239,098
Total costs and expenses	315,913	360,252	652,788
Loss from operations	(5,167)	(33,158)	(242,539)
Interest income and other, net	(1,487)	2,589	14,629
Interest expense	7,706	10,945	14,091
Gain from repurchase of convertible notes	6,297	17,447	-
Loss before income taxes	(8,063)	(24,067)	(242,001)
Income tax provision (benefit)	2,170	(158)	65,918
Net loss	$(10,233)	$(23,909)	$(307,919)

Basic and diluted net loss per common share	$(0.15)	$(0.35)	$(4.49)

Shares used in computing basic and diluted net loss per common share	68,856	68,722	68,556

See Accompanying Notes

AFFYMETRIX, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2010	2009	2008
Net loss	$(10,233)	$(23,909)	$(307,919)
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of tax	415	284	384
Unrealized gains (losses) on available-for-sale and non-marketable securities, net of tax	1,252	6,979	(3,492)
Reclassification adjustment for realized gains (losses) recognized in net loss	(4,342)	(916)	(1,201)
Unrealized gains on cash flow hedges, net of tax	-	-	15
Net change in other comprehensive (loss) income	(2,675)	6,347	(4,294)
Comprehensive loss	$(12,908)	$(17,562)	$(312,213)

 See Accompanying Notes

AFFYMETRIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Year Ended December 31,
	2010	2009	2008
Convertible redeemable preferred stock:
Balance, beginning of year	$-	$-	$-
Balance, end of year	-	-	-
Common stock:
Balance, beginning of year	710	703	692
Common stock (cancelled) issued	(4)	7	11
Balance, end of year	706	710	703
Additional paid-in capital:
Balance, beginning of year	733,378	721,641	704,189
Issuance of common stock upon exercise of stock options and warrants
and issuances of restricted stock, net	(1,178)	(820)	(80)
Stock-based compensation expense from stock options and restricted stock	9,910	11,148	7,611
Income tax benefit from stock-based compensation	96	1,409	9,921
Balance, end of year	742,206	733,378	721,641
Accumulated other comprehensive gain (loss):
Balance, beginning of year	4,051	(2,296)	1,998
Unrealized (loss) gain on investments, net of tax	(3,090)	6,063	(4,693)
Unrealized gain on hedging contracts, net of tax	-	-	15
Foreign currency translation adjustment, net of tax	415	284	384
Balance, end of year	1,376	4,051	(2,296)
Accumulated deficit:
Balance, beginning of year	(440,300)	(416,391)	(108,472)
Net loss	(10,233)	(23,909)	(307,919)
Balance, end of year	(450,533)	(440,300)	(416,391)
Total stockholders' equity	$293,755	$297,839	$303,657
Number of shares of common stock
Balance, beginning of year	71,000	70,267	69,217
Issuance of common stock for cash or services	(422)	733	1,050
Balance, end of year	70,578	71,000	70,267

See Accompanying Notes

AFFYMETRIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(10,233)	$(23,909)	$(307,919)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22,156	29,888	37,058
Goodwill impairment	-	-	239,098
Amortization of intangible assets	13,304	15,237	13,453
Charge for acquired in-process technology	-	-	6,200
Amortization of investment premiums, net	-	1,219	389
Excess tax benefits for stock-based compensation	(416)	(1,409)	(11,794)
Stock-based compensation	9,910	11,148	7,611
Realized loss on equity investments	4,647	917	421
Deferred tax assets	(73)	1,358	60,140
Amortization of debt offering costs	841	1,207	2,080
Gain from repurchase of convertible notes	(6,297)	(17,447)	-
Impairment and loss (gain) on disposal of property and equipment	1,132	(231)	36,989
Changes in operating assets and liabilities:
Accounts receivable, net	12,599	(2,207)	23,803
Inventories	5,117	(3,157)	495
Prepaid expenses and other assets	10,802	4,115	2,009
Accounts payable and accrued liabilities	(12,801)	(5,374)	(18,042)
Deferred revenue	(2,881)	(1,349)	(6,639)
Other long-term liabilities	168	(677)	(1,841)
Net cash provided by operating activities	47,975	9,329	83,511
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,726)	(10,249)	(13,846)
Purchases of available-for-sale securities	(453,138)	(381,560)	(449,398)
Proceeds from sales of available-for-sale securities	417,981	261,029	330,655
Proceeds from maturities of available-for-sale securities	110,477	124,090	138,016
Acquisition of businesses, net of cash acquired	-	-	(156,178)
Purchase of non-marketable equity investments	-	-	(311)
Purchase of technology rights	(1,383)	(500)	-
Net cash provided by (used in) investing activities	66,211	(7,190)	(151,062)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	(1,182)	(813)	(70)
Repurchase of convertible notes	(143,993)	(50,669)	(119,909)
Excess tax benefits for stock-based compensation	416	1,409	11,794
Net cash used in financing activities	(144,759)	(50,073)	(108,185)
Effect of exchange rate changes on cash and cash equivalents	415	284	384
Net decrease in cash and cash equivalents	(30,158)	(47,650)	(175,352)
Cash and cash equivalents at beginning of year	65,642	113,292	288,644
Cash and cash equivalents at end of year	$35,484	$65,642	$113,292

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Recognition of deferred tax assets relating to tax benefits from employee stock plans	$-	$-	$5,320

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$9,284	$9,963	$8,358
Cash paid for income taxes	$1,450	$144	$6,804

See Accompanying Notes

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

NOTE 1—NATURE OF OPERATIONS

Affymetrix, Inc. (“Affymetrix” or the “Company”) is engaged in the development, manufacture, sale and service of consumables and systems for genetic analysis in the life sciences and clinical healthcare markets. Affymetrix has developed its GeneChip® system and related microarray technology as the platform of choice for acquiring, analyzing and managing complex genetic information. The Company’s integrated GeneChip® microarray platform includes: disposable DNA probe arrays (chips) consisting of nucleic acid sequences set out in an ordered, high density pattern, certain reagents for use with the probe arrays, a scanner and other instruments used to process the probe arrays, and software to analyze and manage genomic or genetic information obtained from the probe arrays. Related microarray technology also offered by Affymetrix includes licenses for fabricating, scanning, collecting and analyzing results from complementary technologies. The Company currently sells its products directly to pharmaceutical, biotechnology, agrichemical, diagnostics and consumer products companies as well as academic research centers, government research laboratories, private foundation laboratories and clinical reference laboratories in North America and Europe. The Company also sells some of its products through life science supply specialists acting as authorized distributors in Latin America, India, the Middle East and Asia Pacific regions, including China.

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

FOREIGN CURRENCY

Assets and liabilities of non-U.S. subsidiaries that use the local currency as their functional currency are translated to U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive income (loss) within stockholders’ equity. Income and expense accounts are translated at average exchange rates during the year. Foreign currency transaction gains and losses are recognized, net of hedging activity, in interest income and other, net and were comprised of net losses of less than $0.1 million, $2.8 million and $2.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Non-marketable Securities

As part of the Company’s strategic efforts to gain access to potential new products and technologies, it invests in equity securities of certain private biotechnology companies. These investments are included in other assets in the Condensed Consolidated Balance Sheets and are carried at cost. The Company also invests in a limited partnership investment fund that is accounted for under the equity method. The Company periodically monitors the liquidity and financing activities of the respective investments to determine if any impairment exists and accordingly writes down to the extent necessary, the carrying value of the non-marketable equity securities to their estimated fair values. In order to determine whether a decline in value is other-than-temporary, the Company evaluates, among other factors: the duration and extent to which the fair value has been less than the carrying value; the financial condition of and business outlook of the issuer for the company, including key operational and cash flow metrics, current market conditions; and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in estimated fair value. The Company recognized $5.6 million of OTTI expense, primarily related to two investments in private biotechnology companies, and recorded it as part of interest income and other, net in the Condensed Consolidated Statements of Operations for the year ended December 31, 2010. Refer to Note 5. “Fair Value of Financial Instruments” for further information.

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

ACQUIRED TECHNOLOGY RIGHTS

Acquired technology rights are carried at cost less accumulated amortization and are comprised of licenses to technology covered by patents held by third parties or acquired by the Company. Purchased intangible assets other than goodwill are required to be amortized over their useful lives unless these lives are determined to be indefinite. Amortization is recorded over the estimated useful life of the underlying patents, which has historically ranged from one to thirteen years. In 2010 and 2009, the Company did not identify any indicators of impairment during its annual test on the acquired technology rights and did not recognize any impairment losses. Refer to Note 8, “Acquired Technology Rights”, for further information.

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets and certain identifiable intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. For the year ended December 31, 2010, no impairment was recorded. For the year ended December 31, 2009, the Company determined that the carrying value of its capitalized software exceeded its net realizable value by $1.0 million, respectively, and recorded the impairment charges as a component of “Cost of product sales” in the Consolidated Statements of Operations.

INCOME TAXES

Income tax expense is based on pre-tax financial accounting income. Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company must then assess the likelihood that the resulting deferred tax assets will be realized. To the extent the Company believes that realization of the deferred tax assets is not more likely than not, the Company establishes a valuation allowance. Significant estimates are required in determining the Company’s provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance to be recorded against our net deferred tax assets. Some of these estimates are based on interpretations of existing tax laws or regulations. The Company believes that its estimates are reasonable and that its reserves for income tax related uncertainties are adequate. Various internal and external factors may have favorable or unfavorable effects on the Company’s future effective tax rate. These factors include, but are not limited to, changes in overall levels of characterization and geographical mix of pretax earnings (losses), changes in tax laws, regulations and/or rates, changing interpretations of existing tax laws or regulations, changes in the valuation of our deferred tax assets or liabilities, future levels of research and development spending, nondeductible expenses, applicability of tax holidays and ultimate outcomes of income tax audits. Relative to uncertain tax positions, the Company only recognizes the tax benefit if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

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

The Company derives the majority of its revenue from product sales of probe arrays, reagents, and related instrumentation that may be sold individually or combined with any of the products, services or other sources of revenue. When a sale combines multiple elements upon delivery or performance of multiple products, services and/or rights to use assets, the Company allocates revenue for transactions or collaborations that include multiple elements to each unit of accounting based on its relative fair value, and recognizes revenue for each unit of accounting when the revenue recognition criteria have been met. The price charged when the element is sold separately generally determines fair value.

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

License revenue is generally recognized upon the execution of the agreement unless the Company has continuing performance obligations, in which case the license revenue is recognized ratably over the period of expected performance. Included in the Consolidated Statements of Operations for the year ended December 31, 2008 is a one-time perpetual license to specified patents for $90 million. The one-time perpetual license was due to the settlement of intellectual property litigation.

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

SOFTWARE DEVELOPMENT COSTS

Development Costs of Software to Be Sold, Leased or Marketed

Certain software development costs subsequent to the establishment of technological feasibility are capitalized. The Company’s software is deemed to have achieved technological feasibility at the point a working model of the software product is developed. For the years ended December 31, 2010 and 2009, the Company did not capitalize any software development costs. Amortization costs for the years ended December 31, 2010 and 2009 on software development costs previously capitalized were $0.7 million and $1.1 million, respectively. The costs of developing routine software enhancements are expensed as research and development as incurred because of the short time between the determination of technological feasibility and the date of general release of the related products.

Long-lived assets and certain identifiable intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Refer to Note 2, “Summary of Significant Accounting Policies – Impairment of Long-Lived Assets” for further information.

Internal-Use Software

For the years ended December 31, 2010 and 2009, the Company capitalized approximately $1.1 million and $0.7 million, respectively, related to costs associated with internal-use software. All costs associated with software developed for internal use will be amortized at the time in which the software is ready for its intended use. As of December 31, 2010, no amortization costs have been recognized.

ADVERTISING COSTS

The Company expenses advertising costs as incurred. Advertising costs recorded for the years ended December 31, 2010, 2009 and 2008 were $1.2 million, $0.9 million and $1.6 million, respectively.

STOCK-BASED COMPENSATION

The Company recognizes the fair value of its stock option awards as compensation expense on a straight-line basis over the requisite service period of each award, generally four years. The fair value of options is estimated at the date of grant using a Black-Scholes option pricing model.

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on the Company’s available-for-sale securities that are excluded from net loss, and foreign currency translation adjustments. Total comprehensive income (loss) has been disclosed in the consolidated statement of comprehensive loss.

The components of accumulated other comprehensive income is as follows (in thousands):

	Year Ended December 31,
	2010	2009
Foreign currency translation adjustment, net of tax	$742	$327
Unrealized gains on available-for-sale and non-marketable securities, net of tax	634	3,724
Accumulated other comprehensive income	$1,376	$4,051

NET LOSS PER COMMON SHARE

Basic net loss per common share is calculated using the weighted-average number of common shares outstanding during the period less the weighted-average shares subject to repurchase. Diluted net loss per common share gives effect to dilutive common stock subject to repurchase, stock options and warrants (calculated based on the treasury stock method), and convertible debt (calculated using an as-if-converted method).

The following table sets forth a reconciliation of basic and diluted net loss per common share (in thousands, except per share amounts):

	Year Ended December 31,
	2010	2009	2008
Numerator:
Net loss - basic and diluted	$(10,233)	$(23,909)	$(307,919)

Denominator:
Weighted-average shares outstanding	70,783	70,758	69,818

Less: weighted-average shares of common stock subject to repurchase	(1,927)	(2,036)	(1,262)

Shares used in computing basic and diluted net loss per common share	68,856	68,722	68,556

Basic and diluted net loss per common share	$(0.15)	$(0.35)	$(4.49)

Diluted earnings per share, if any, include certain common share equivalents from outstanding stock options (on the treasury stock method), common stock subject to repurchase, outstanding warrants to purchase common stock and convertible notes (on the as-if-converted basis).

The potentially dilutive securities excluded from diluted earnings per common share because their effect would have been anti-dilutive, on an actual outstanding basis, were as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Employee stock options	6,636	6,216	6,071
Restricted stock subject to repurchase	1,953	2,154	1,671
Convertible notes	3,170	8,207	10,502
Total	11,759	16,577	18,244

RESTRUCTURING

The Company has in recent years engaged in restructuring actions which require management to utilize significant estimates related to expenses for severance and other employee separation costs, lease cancellation, realizable values of assets that may become duplicative or obsolete, and other exit costs. If the actual amounts differ from the Company’s estimates, the amount of the restructuring charges could be materially impacted. Refer to Note 3, “Restructuring”, for further information.

NOTE 3—RESTRUCTURING

In 2008, the Company closed its West Sacramento manufacturing facility, moving its probe array manufacturing to its Singapore facility, consolidating its reagent manufacturing to its Cleveland facility and outsourcing its instrument manufacturing operations to third parties (the “2008 Plan”). The Company made total cash payments of $8.2 million related to employee termination benefits and incurred noncash charges of $36.9 million related to the abandonment and impairment of certain manufacturing assets which were presented as a component of “Restructuring charges” in the Company’s Condensed Consolidated Statements of Operations. The Company completed the closure of the West Sacramento facility during the second quarter of 2009 and no expense was recognized during the year ended December 31, 2010. In 2009 and 2008, the Company recognized $2.4 million and $5.8 million, respectively, of employee termination benefits expense, and $(0.2) million and $37.1 million, respectively, of non-cash credits and charges related to the abandonment and impairment of certain manufacturing assets. The Company does not expect to incur additional expense in connection with the 2008 Plan.

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

For the years ended December 31, 2010, 2009 and 2008, approximately 43%, 42% and 34%, respectively, of the Company’s total revenue was generated from sales outside the United States. The Company’s results of operations are affected by such factors as changes in foreign currency exchange rates, trade protection measures, longer accounts receivable collection patterns and changes in regional or worldwide economic or political conditions. The risks of the Company’s international operations are mitigated in part by the extent to which its sales are geographically distributed.

NOTE 5—FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009 (in thousands):

		Significant
	Quoted Prices	Other
	In Active	Observable
	Markets	Inputs
	(Level 1)	(Level 2)	Total
December 31, 2010:
Assets:
U.S. government obligations and agencies*	$-	$52,056	$52,056
U.S. corporate debt*	-	103,192	103,192
U.S. money markets	-	3,634	3,634
Non-U.S. government obligations and agencies	-	8,106	8,106
Non-U.S. corporate debt	804	39,725	40,529
Total financial assets	$804	$206,713	$207,517

December 31, 2009:
Assets:
U.S. government obligations and agencies*	$-	$127,808	$127,808
U.S. corporate debt*	-	100,229	100,229
U.S. and Non-U.S. money markets	-	39,094	39,094
Non-U.S. government obligations and agencies	-	14,225	14,225
Non-U.S. corporate debt	1,512	18,524	20,036
Non-U.S. money markets	-	2,525	2,525
Total financial assets	$1,512	$302,405	$303,917
* Included in these security types were the Company’s mortgage-backed investments which were approximately 4% and 1% of the total portfolio for the year ended December 31, 2010 and 2009, respectively.

The fair value of the convertible notes is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for the convertible notes of the same remaining maturities. As of December 31, 2010 and 2009, the estimated fair value of the convertible notes was $95.5 million and $217.5 million, respectively. Refer to Note 11, “Senior Convertible Notes”, for further information.

As of December 31, 2010 and 2009, the Company had no financial assets or liabilities requiring Level 3 classification, including those that have unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets and liabilities.

Investments in Debt and Equity Securities

The fair values of all available-for-sale securities are based on quoted market prices and are included in cash and cash equivalents, available-for-sale securities—short-term and available-for-sale securities—long-term on the Company’s Consolidated Balance Sheets based on the securities maturity. The following is a summary of available-for-sale securities as of December 31, 2010 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. government obligations and agency securities*	$52,047	$85	$(76)	$52,056
U.S. corporate debt*	103,601	275	(684)	103,192
U.S. money markets	3,642	-	(8)	3,634
Non-U.S. government obligations and agency securities	8,155	24	(73)	8,106
Non-U.S. corporate debt securities	40,724	48	(243)	40,529
Total securities	$208,169	$432	$(1,084)	$207,517
Amounts included in:
Cash equivalents	$6,125	$-	$(22)	$6,103
Available-for-sale securities	202,044	432	(1,062)	201,414
Total securities	$208,169	$432	$(1,084)	$207,517
Amounts mature in:
Less than one year	$73,490	$228	$(392)	$73,326
One to two years	45,556	158	(24)	45,690
More than two years	89,123	46	(668)	88,501
Total securities	$208,169	$432	$(1,084)	$207,517

The following is a summary of available-for-sale securities as of December 31, 2009 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. government obligations and agency securities*	$127,274	$560	$(26)	$127,808
U.S. corporate debt*	100,160	459	(390)	100,229
U.S. money markets	39,079	17	(2)	39,094
Non-U.S. government obligations and agency securities	14,150	76	(1)	14,225
Non-U.S. corporate debt securities	19,387	677	(28)	20,036
Non-U.S. money markets	2,512	13	-	2,525
Total securities	$302,562	$1,802	$(447)	$303,917
Amounts included in:
Cash equivalents	$25,791	$6	$(17)	$25,780
Available-for-sale securities	276,771	1,796	(430)	278,137
Total securities	$302,562	$1,802	$(447)	$303,917
Amounts mature in:
Less than one year	$237,061	$1,315	$(438)	$237,938
One to two years	59,638	442	(9)	60,071
More than two years	5,863	45	-	5,908
Total securities	$302,562	$1,802	$(447)	$303,917
* Included in these security types were the Company’s mortgage-backed investments which were approximately 4% and 1% of the total portfolio for the year ended December 31, 2010 and 2009, respectively.

Realized gains for the years ended December 31, 2010 and 2009 were $0.8 million and $0.3 million, respectively. For the years ended December 31, 2010 and 2009, realized losses were $0.3 million and $0.1 million, respectively. Realized gains and losses are included in interest income and other, net in the accompanying Consolidated Statements of Operations. The gross unrealized losses as of December 31, 2010 and 2009 were primarily related to a mortgage-backed security that was impacted by the weakening of the global economy caused by a lack of liquidity in the credit markets which has not fully recovered. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of the Company’s other securities. Based on its review of these securities, including the assessment of the severity of the related unrealized losses, the Company has not recorded any other-than-temporary impairments on these securities for the years ended December 31, 2010 and 2009.

Additionally, the Company did not have any noncredit-related OTTI that was recognized in OCI during the years ended December 31, 2010 and 2009 on securities not expected to be sold and is not more likely than not required to sell before recovery of their amortized cost basis. The Company did not record any cumulative effect adjustments for noncredit-related portion of OTTI losses previously recognized in earnings.

Derivative Financial Instruments

The Company derives a portion of its revenues in foreign currencies, predominantly in Europe and Japan. In addition, a portion of its assets are held in nonfunctional currencies of its subsidiaries. As of December 31, 2010 and 2009, the Company had no open hedging contracts.

Non-Marketable Securities

As of December 31, 2010 and 2009, the carrying amounts of the Company’s non-marketable securities, totaling $6.8 million and $13.1 million, respectively, equaled their estimated fair values. Their estimated fair values were based on liquidation and net realizable values. During the year ended December 31, 2010, the Company recorded impairment charges on its non-marketable securities totaling $5.6 million, primarily due to declines in the estimated fair values of two of its investments in private biotechnology companies that were determined to be other-than-temporary as a result of the respective price per share paid by investors in the most recent round of financing for each company which, in each case, was significantly lower than the carrying value of the Company’s investment. During the year ended December 31, 2009, the Company also determined that declines in estimated fair values of other investments in its non-marketable equity securities portfolio were other-than-temporary and recognized an additional net impairment loss of approximately $1.1 million. Net investment losses are included in interest income and other, net in the Consolidated Statements of Operations. Depending on market conditions, the Company may incur additional charges on this investment portfolio in the future.

NOTE 6—INVENTORIES

Inventories consist of the following at December 31, 2010 and 2009 (in thousands):

	2010	2009
Raw materials	$18,321	$20,012
Work-in-process	13,516	9,456
Finished goods	17,536	25,022
Total	$49,373	$54,490

NOTE 7—PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31, 2010 and 2009 (in thousands):

	2010	2009
Property and equipment:
Construction-in-progress	$1,013	$3,561
Equipment and furniture	147,493	146,449
Building and leasehold improvements	99,206	95,535
Land	1,310	1,310
	249,022	246,855
Less: accumulated depreciation and amortization	(194,845)	(178,673)
Net property and equipment	$54,177	$68,182

For the years ended December 31, 2010, 2009 and 2008, the Company recorded depreciation expense of $22.2 million, $29.6 million and $33.1 million, respectively. Additionally, in 2008, the Company wrote down property and equipment in the amount of approximately $37.1 million in connection with its 2008 Plan. Refer to Note 3, “Restructuring”, for further information.

NOTE 8—ACQUIRED TECHNOLOGY RIGHTS

Acquired Technology Rights

Acquired technology rights are comprised of licenses to technology covered by patents owned by third parties or patents acquired by the Company and are amortized over the expected useful lives of these assets, which range from one to fifteen years. Accumulated amortization of these rights amounted to $71.6 million and $59.2 million at December 31, 2010 and 2009, respectively.

During the years ended December 31, 2010 and 2009, the Company concluded that here were no indicators of impairment during its annual impairment test of its acquired technology rights and the $38.9 million balance at December 31, 2010 is expected to be recoverable.

The expected future annual amortization expense of the Company’s acquired technology rights is as follows (in thousands):

Amortization
For the Year Ending December 31,	Expense
2011	$12,474
2012	10,701
2013	8,192
2014	6,312
2015	979
Thereafter	200
Total	$38,858

NOTE 9—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of December 31, 2010 and 2009 consist of the following (in thousands):

	December 31,	December 31,
	2010	2009
Accounts payable	$12,897	$15,243
Accrued compensation and related liabilities	14,840	22,266
Accrued interest	1,531	3,965
Accrued taxes	6,860	7,814
Accrued legal	518	1,022
Accrued warranties	1,493	1,685
Other	6,120	5,188
Total	$44,259	$57,183

NOTE 10—COMMITMENTS AND CONTINGENCIES

Operating Leases

Affymetrix leases laboratory, office and manufacturing facilities under non-cancelable operating leases that expire at various times through 2016. Some of these leases contain renewal options ranging from two to five years and escalation clauses. Rent expense related to operating leases for the years ended December 31, 2010, 2009 and 2008 was approximately $9.7 million, $10.2 million and $11.0 million, respectively. In connection with some of these facility leases, the Company has made security deposits totaling $1.8 million, which are included in long-term other assets in the Consolidated Balance Sheets.

Future minimum lease obligations, net of sublease income, at December 31, 2010 under all non-cancelable operating leases are as follows (in thousands):

For the Year Ending December 31,	Amount
2011	$8,878
2012	8,536
2013	6,552
2014	2,125
2015	1,931
Thereafter	73
Total	$28,095

Sublease income is expected to be approximately $0.8 million, $0.9 million and $0.5 million for the years ended December 31, 2011, 2012 and 2013, respectively, and $0 thereafter.

Product Warranty Commitment

The Company provides for anticipated warranty costs at the time the associated revenue is recognized. Product warranty costs are estimated based upon the Company’s historical experience and the warranty period. The Company periodically reviews the adequacy of its warranty reserve and adjusts, if necessary, the warranty percentage and accrual based on actual experience and estimated costs to be incurred. In 2010, we experienced more warranty claims for instruments than expected. Information regarding the changes in the Company’s product warranty liability for the years ended December 31, 2009 and 2008 is as follows (in thousands):

Amount
Balance at December 31, 2008	$1,604
Additions charged to cost of product sales	3,016
Repairs and replacements	(3,526)
Adjustments	591
Balance at December 31, 2009	$1,685
Additions charged to cost of product sales	2,673
Repairs and replacements	(3,509)
Adjustments	644
Balance at December 31, 2010	$1,493

Non-Cancelable Supply Agreements

As of December 31, 2010, the Company had approximately $1.7 million of non-cancelable inventory supply agreements that are in effect through 2011.

Indemnifications

From time to time the Company has entered into indemnification provisions under certain of its agreements with other companies in the ordinary course of business, typically with business partners, customers, and suppliers. Pursuant to these agreements, the Company generally indemnifies, holds harmless, and agrees to reimburse the indemnified parties on a case by case basis for losses suffered or incurred by the indemnified parties in connection with any U.S. patent or other intellectual property infringement claim by any third party with respect to its products. The term of these indemnification provisions is generally perpetual from the time of the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. In addition, the Company has entered into indemnification agreements with its officers and directors. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As of December 31, 2010, the Company had not accrued a liability for this guarantee, because the likelihood of incurring a payment obligation in connection with this guarantee is remote.

Legal Proceedings

The Company has been in the past, and continues to be, a party to litigation which has consumed, and may continue to consume, substantial financial and managerial resources. While the results of any litigation or any other legal proceedings are uncertain, the Company does not believe the ultimate resolution of any pending legal matters is likely to have a material adverse effect on our financial position or results of operations.

Illumina Lawsuit

On May 4, 2009 and November 3, 2009, the Company was named as a defendant in complaints filed by plaintiff, Illumina, Inc., in the United States District Court for the Western District of Wisconsin (the “Court”). In the complaints, plaintiff alleged that the Company is infringing Patent Nos. 7,510,841 and 7,612,020 by making and selling certain of the GeneChip® products. Plaintiff seeks a permanent injunction enjoining the Company from further infringement and unspecified monetary damages. In December 2010, the Court granted the Company’s motion for summary judgment that it does not infringe the patents held by Illumina and directed that the patent lawsuits brought by Illumina be dismissed and the cases closed. Illumina is appealing the Court’s decision.

E8 Pharmaceuticals LLC

On July 1, 2008, the Company was named as a defendant in a complaint filed by plaintiffs E8 Pharmaceuticals LLC and Massachusetts Institute of Technology ("MIT") in the United States District Court of Massachusetts. In the complaint, the plaintiffs allege that the Company is infringing one patent owned by MIT and licensed to E8 Pharmaceuticals by making and selling the Company’s GeneChip® products to customers and teaching its customers how to use the products. The plaintiffs seek a permanent injunction enjoining the Company from further infringement, unspecified monetary damages, enhanced damages pursuant to 35 U.S.C. § 284, costs, attorneys’ fees and other relief as the court deems just and proper. The Company will vigorously defend against plaintiffs’ claims. There is no trial date set in this matter.

Enzo Litigation

On October 28, 2003, Enzo Life Sciences, Inc., a wholly-owned subsidiary of Enzo Biochem, Inc. (collectively “Enzo”), filed a complaint against the Company that is pending in the United States District Court for the Southern District of New York for breach of contract, injunctive relief and declaratory judgment. The Enzo complaint relates to a 1998 distributorship agreement with Enzo under which the Company served as a non-exclusive distributor of certain reagent labeling kits supplied by Enzo. In its complaint, Enzo seeks monetary damages and an injunction against the Company from using, manufacturing or selling Enzo products and from inducing collaborators and customers to use Enzo products in violation of the 1998 agreement. Enzo also seeks the transfer of certain Affymetrix patents to Enzo. In connection with its complaint, Enzo provided the Company with a notice of termination of the 1998 agreement effective on November 12, 2003.

On November 10, 2003, the Company filed a complaint against Enzo in the United States District Court for the Southern District of New York for declaratory judgment, breach of contract and injunctive relief relating to the 1998 agreement. In its complaint, the Company alleges that Enzo has engaged in a pattern of wrongful conduct against it and other Enzo labeling reagent customers by, among other things, asserting improperly broad rights in its patent portfolio, improperly using the 1998 agreement and distributorship agreements with others in order to corner the market for non-radioactive labeling reagents, and improperly using the 1998 agreement to claim ownership rights to the Company’s proprietary technology. The Company seeks declarations that it has not breached the 1998 agreement and that nine Enzo patents that are identified in the 1998 agreement are invalid and/or not infringed by it. The Company also seeks damages and injunctive relief to redress Enzo’s alleged breaches of the 1998 agreement, its alleged tortuous interference with the Company’s business relationships and prospective economic advantage, and Enzo’s alleged unfair competition. The Company filed a notice of related case stating that its complaint against Enzo is related to the complaints already pending in the Southern District of New York against eight other former Enzo distributors. The Company’s case has been related to complaints previously pending in the Southern District of New York against eight other former Enzo distributors. There is no trial date in the actions between Enzo and the Company.

Administrative Proceedings

The Company’s intellectual property is subject to a number of significant administrative actions. These proceedings could result in the Company’s patent protection being significantly modified or reduced, and the incurrence of significant costs and the consumption of substantial managerial resources. As of the year ended December 31, 2010, the Company did not incur significant costs in connection with administrative proceedings.

NOTE 11—SENIOR CONVERTIBLE NOTES

On November 13, 2007, the Company issued $316.3 million principal amount of 3.50% Senior Convertible Notes (the “Notes”) due January 15, 2038. The net proceeds after issuance costs from the Notes offering were approximately $309.4 million. The Notes bear interest of 3.50% per year on the principal amount payable semi-annually in arrears on January 15 and July 15 of each year. The Company incurred underwriter discount and issuance costs of approximately $6.9 million, which are being amortized over the effective life of the Notes which is five years, the period up to the first date that the holders of the Notes (the “Holders”) can require the Company to repurchase the Notes.

The Notes are convertible into 33.1991 shares of Affymetrix common stock per $1,000 principal amount of Notes which equates to 10,499,215 shares of common stock, or a conversion price equivalent of $30.12 per share of common stock. The conversion rate is subject to adjustment upon the occurrence of the following specified events:

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

Holders may convert their Notes into shares of Affymetrix stock at any time at their option at the initial conversion rate, subject to adjustment, prior to the close of business on the business day prior to the maturity date.

On January 15, 2013, 2018 and 2028, the security holders have the option to require the Company to repurchase the Notes at a price equal to 100% of the principal amount of the Notes plus accrued interest. Additionally, on or after January 15, 2013, Affymetrix has the option of redeeming for cash at 100% of the principal amount all or part of the then outstanding Notes plus accrued interest.

The Notes are unsecured and rank equally with the Company’s other existing and future senior indebtedness. The Notes are structurally subordinated to any current or future indebtedness and other liabilities of the Company’s subsidiaries.

In 2010, the Company repurchased a total of $151.7 million of aggregate principal amount of the Notes for total cash consideration of $143.6 million, including accrued interest of $1.5 million. The recognized gain on debt repurchase of $6.3 million is net of transaction costs of $0.4 million and accelerated amortization of deferred financing costs of $1.4 million.

In 2009, the Company repurchased approximately $69.1 million of aggregate principal amount of the Notes for total cash consideration of $50.6 million, including accrued interest of $0.9 million. The recognized gain on debt repurchase of $17.4 million is net of transaction costs of $0.9 million and accelerated amortization of deferred financing costs of $1.0 million.

As of December 31, 2010, the balance remaining on the Notes was $95.5 million.

NOTE 12—STOCKHOLDERS’ EQUITY

Stockholder Rights Plan

In February 2010, the Company’s existing stockholder rights plan expired and no further plan has been adopted.

Stock-Based Compensation Plans

The Company has a stock-based compensation program that provides the Board of Directors broad discretion in creating equity incentives for employees, officers, directors and consultants. This program includes incentive and non-qualified stock options and non-vested stock awards (also known as restricted stock) granted under various stock plans. Stock options and restricted stock awards are generally time-based, vesting 25% on each annual anniversary of the grant date over four years. Stock options expire 7 to 10 years from the grant date. As of December 31, 2010, the Company had approximately 5.8 million shares of common stock reserved for future issuance under its stock-based compensation plans. New shares are issued as a result of stock option exercises, restricted stock units vesting and restricted stock award grants. A more detailed description of the Company’s current stock option plans follows below.

In 1998, the Board of Directors adopted the Affymetrix 1998 Stock Incentive Plan (the “1998 Stock Plan”) under which nonqualified stock options and restricted stock may be granted to employees and outside consultants, except that members of the Board of Directors and individuals who are considered officers of the Company under the rules of the National Association of Securities Dealers shall not be eligible. Options granted under the 1998 Stock Plan expire no later than ten years from the date of grant. The option price shall be at least 100% of the fair value of the Company’s common stock on the date of grant (110% in certain circumstances), as determined by the Board of Directors. Options may be granted with different vesting terms from time to time as determined by the Board of Directors. A total of 3.6 million shares of common stock are authorized for issuance under the 1998 Stock Plan.

In 2000, the Board of Directors adopted the Amended and Restated 2000 Equity Incentive Plan (the “2000 Stock Plan”), which was amended and restated in 2001, under which restricted shares, stock units, stock options and stock appreciation rights may be granted to employees, outside directors and consultants. Options granted under the 2000 Stock Plan expire no later than ten years from the date of grant. The option price shall be at least 100% of the fair value of the Company’s common stock on the date of grant (110% in certain circumstances), as determined by the Board of Directors. Options may be granted with different vesting terms from time to time as determined by the Board of Directors. In the second quarter of 2010, 4.5 million shares of common stock were added under the 2000 Stock Plan bringing the total shares of common stock authorized for issuance under the 2000 Stock Plan to 16.2 million.

The following table sets forth the total stock-based compensation expense resulting from stock options and non-vested stock awards included in the Company’s Condensed Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2010	2009	2008
Costs of sales	$994	$1,677	$1,305
Research and development	2,136	2,207	1,665
Selling, general and administrative	6,780	7,264	4,641
Total stock-based compensation expense	$9,910	$11,148	$7,611

As of December 31, 2010, $15.5 million of total unrecognized stock-based compensation expense related to non-vested awards is expected to be recognized over the respective vesting terms of each award through 2014. The weighted-average term of the unrecognized stock-based compensation expense is 2.7 years.

Stock Options

The fair value of options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2010	2009	2008
Risk free interest rate	1.1%	1.7%	3.0%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	76%	70%	44%
Expected option term (in years)	4.1	4.1	4.5

The risk free interest rate for periods within the contractual life of the Company’s stock options is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term is derived from an analysis of the Company’s historical exercise trends over ten years. The expected volatility for the years ended December 31, 2010 and 2009 is based on a blend of historical and market-based implied volatility. Using the assumptions above, the weighted-average grant date fair value of options granted during the years ended December 31, 2010, 2009 and 2008 was $2.66, $3.03 and $4.32, respectively.

Activity under the Company’s stock plans for the year ended December 31, 2010 is as follows (in thousands, except per share amounts):

		Weighted-Average	Weighted-Average	Aggregate
		Exercise Price	Remaining	Intrinsic
	Shares	Per Share	Contractual Terms	Value
			(in years)
Outstanding at December 31, 2009	6,216	$15.72
Grants	2,002	4.68
Exercises	(62)	3.02
Forfeitures or expirations	(1,520)	15.98
Outstanding at December 31, 2010	6,636	$12.44	4.54	$2,730

Exercisable at December 31, 2010	2,899	$19.97	4.36	$430

Vested and expected to vest at December 31, 2010	5,869	$13.31	3.08	$2,245

The following table summarizes information concerning currently outstanding and exercisable options at December 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-Average		Weighted-Average
		Remaining	Exercise Price		Exercise Price
Range of Exercise Prices	Number	Contractual Life	Per Share	Number	Per Share
	(in thousands)	(in years)		(in thousands)
$1.32 - $3.16	703	4.73	$2.99	197	$2.96
$3.50 - $4.22	1,482	6.47	$4.20	15	$3.91
$4.26 - $6.51	584	6.04	$5.39	197	$5.54
$6.57 - $8.29	850	5.47	$8.15	194	$8.25
$8.71 - $10.29	1,052	4.04	$10.19	564	$10.19
$10.52 - $25.71	950	3.34	$20.28	728	$20.48
$25.75 - $34.51	699	1.50	$29.73	689	$29.76
$34.85 - $61.25	316	1.89	$42.49	315	$42.49
Total	6,636	4.54	$12.44	2,899	$19.97

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of its fourth quarter of 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2010. The amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised is $0.2 million, less than $0.1 million and $0.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Reserved Shares

At December 31, 2010, the Company has shares reserved for future issuance as follows (in thousands):

Options outstanding	6,636
Options available for future grants	5,806
Convertible subordinated notes	6,476
18,918

Restricted Stock

The following table summarizes the Company’s non-vested restricted stock activity for the year ended December 31, 2010 (in thousands, except per share amounts):

		Weighted-Average
	Number of Shares	Grant Date Fair Value
Non-vested stock outstanding at December 31, 2009	2,101	$9.19
Granted	124	$6.35
Vested	(570)	$10.59
Forfeited	(407)	$9.60
Non-vested stock outstanding at December 31, 2010	1,248	$8.14

Total fair value of shares vested is $10.2 million and $19.3 million for the years ended December 31, 2010 and 2009, respectively.

NOTE 13—INCOME TAXES

The following table presents the U.S. and foreign components of consolidated loss before income taxes and the provision (benefit) for income taxes (in thousands):

	Year Ended December 31,
	2010	2009	2008
(LOSS) INCOME BEFORE INCOME TAXES:
U.S.	$(15,722)	$(25,150)	$(244,479)
Foreign	7,659	1,083	2,478
Loss before income taxes	$(8,063)	$(24,067)	$(242,001)

PROVISION (BENEFIT) FOR INCOME TAXES:
Current:
Federal	$-	$(2,248)	$12,042
State	37	25	2,780
Foreign	2,222	2,123	2,598
Subtotal	2,259	(100)	17,420
Deferred:
Federal	-	-	43,012
State	-	-	5,317
Foreign	(89)	(58)	169
Subtotal	(89)	(58)	48,498
Provision (benefit) for income taxes	$2,170	$(158)	$65,918

The difference between the provision (benefit) for income taxes and the amount computed by applying the federal statutory income tax rate (35%) to loss before taxes is explained as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Tax at federal statutory rate	$(2,822)	$(8,423)	$(84,700)
State taxes, net	(1,646)	(2,315)	(3,344)
Non-deductible stock compensation	626	659	294
Foreign rate differential	(547)	1,686	1,543
Research credits	(991)	(1,772)	(1,142)
Goodwill impairment	-	-	64,986
Change in valuation allowance	7,026	8,968	85,603
Other	524	1,039	2,678
Provision (benefit) for income taxes	$2,170	$(158)	$65,918

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s assets are as follows (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$52,327	$48,209
Tax credit carryforwards	40,047	38,710
Deferred revenue	1,717	1,802
Capitalized research and development costs	596	799
Intangibles	21,562	22,536
Stock-based compensation	5,422	5,629
Accrued compensation	2,125	2,432
Accrued warranty	576	676
Inventory reserve	5,013	3,101
Reserves and other	11,236	12,323
Depreciation and amortization	21,569	21,184
Other, net	2,844	2,626
Total deferred tax assets	165,034	160,027
Valuation allowance for deferred tax assets	(142,565)	(139,343)
Net deferred tax assets	22,469	20,684
Net deferred tax liabilities:
Acquired intangibles	(3,670)	(4,900)
Cancellation of debt	(9,653)	(6,767)
Other, net	(3,181)	(3,125)
Total deferred tax liabilities	(16,504)	(14,792)
Net deferred tax assets	$5,965	$5,892

As of December 31, 2010, the Company had total net operating loss carryforwards of $259.3 million, comprised of $146.7 million for U.S. federal purposes, which expire in the years 2020 through 2030 if not utilized, and $112.6 million for state purposes, the majority of which expire in the years 2012 through 2030 if not utilized. Additionally, the Company has federal research and development tax credit carryforwards of approximately $22.8 million, which expire in the years 2017 through 2030 if not utilized. The Company also has state research and development tax credit carryforwards and other various tax credit carryforwards of approximately $37.1 million. Substantially all of the state tax credits can be carried forward indefinitely. Utilization of net operating loss and tax credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation may result in the expiration of the net operating loss before utilization.

As of December 31, 2010, the Company has recorded a full valuation allowance against all U.S. and certain foreign deferred tax assets, net of reserves for uncertain tax positions. The valuation allowance increased by $3.2 million and decreased by $0.4 million for the years ended December 31, 2010 and 2009, respectively. The increase during year ended December 31, 2010 is attributable to U.S. losses. Approximately $31.3 million of the valuation allowance as of December 31, 2010 is attributable to the income tax benefits of stock-based compensation, the benefit of which will be credited to stockholders’ equity when, and if, realized.

Not included in the deferred tax assets as of December 31, 2010 is approximately $4.6 million of tax benefits related to stock-based compensation. When realized, the tax benefit of these assets will be accounted for as a credit to stockholders’ equity, rather than a reduction of the income tax provision.

Of the total tax benefits realized from the stock-based compensation the amounts recorded to stockholders’ equity were approximately $0.1 million and $1.4 million for the years ended December 31, 2010 and 2009, respectively.

As of December 31, 2010, cumulative un-remitted foreign earnings that are considered to be permanently invested outside the United States and on which no U.S. taxes have been provided were approximately $16.6 million. The residual U.S. tax liability, if such amounts were remitted, would be nominal.

A portion of the Company’s operations in Singapore operate under various tax holidays and tax incentive programs, which expire in whole or in part at various dates through 2017. There was a minimal net impact of these tax holidays and tax incentive programs for the year ended December 31, 2010.

The following table presents the total amount of gross unrecognized tax benefits (in thousands):

	2010	2009
Unrecognized tax benefits, beginning of year	$19,866	$18,545
Gross increases - tax positions in prior period	167	1,004
Gross decreases - tax positions in prior period	(361)	(731)
Gross increases - current period tax positions	1,086	1,048
Settlements	-	-
Unrecognized tax benefits, end of year	$20,758	$19,866

If recognized, the amount of unrecognized tax benefits that would impact income tax expense is $2.2 million. As of December 31, 2010, the Company does not anticipate any material changes to the amount of unrecognized tax benefits during the next 12 months. The Company classifies interest and penalties related to tax positions as components of income tax expense. For the year ended December 31, 2010, the amount of accrued interest and penalties related to tax uncertainties was approximately $0.1 million for a total cumulative amount included in non-current income taxes payable of $0.5 million as of December 31, 2010.

The Company files U.S. federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. Our major tax jurisdictions are the U.S., California, Singapore, and the U.K. The federal and California statute of limitations on assessment remain open for the tax years 1992 through 2010. The major foreign jurisdictions remain open for examination in general for tax years 2006 through 2010.

NOTE 14—SEGMENT AND GEOGRAPHIC INFORMATION

The Company has determined that it operates in one segment as it only reports operating results on an aggregate basis to the chief operating decision maker of the Company.

The Company reported total revenue by region as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Customer location:
United States	$178,029	$190,257	$269,159
Europe	80,914	87,061	92,487
Japan	22,248	22,588	23,861
Other	29,555	27,188	24,742
Total	$310,746	$327,094	$410,249

Excluding a $90 million one-time, non-refundable intellectual property payment received in January 2008, there were no customers representing 10% or more of total revenue in 2010, 2009 and 2008.

The Company’s long-lived assets other than purchased intangible assets, which the Company does not allocate to specific geographic locations as it is impracticable to do so, are composed principally of net property, plant and equipment.

Net property, plant and equipment, classified by major geographic areas in which the Company operates was as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Net property, plant and equipment:
United States	$42,434	$51,262	$67,680
Singapore	10,206	15,510	20,164
Other countries	1,537	1,410	1,501
Total	$54,177	$68,182	$89,345

NOTE 15—DEFINED-CONTRIBUTION SAVINGS PLANS

401(k) Plan

The Company maintains a defined-contribution savings plan which is qualified under Section 401(k) of the Internal Revenue Code. The plan covers substantially all full-time U.S. employees. Participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Company’s expense associated with matching employee contributions for the years ended December 31, 2010, 2009 and 2008 totaled $2.8 million, $3.2 million and $3.3 million, respectively. Company contributions to employees vest ratably over four years.

Director and Executive Deferred Compensation Plan

In December 2004, the Board of Directors approved the creation of the Affymetrix, Inc. Deferred Compensation Plan (the “Plan”). The Plan provides directors, executive officers and other eligible employees with the opportunity to enter into agreements to defer specified percentages of their cash compensation derived from base salary, bonus awards and other specified compensation (including director fees). Distributions occur upon termination of service (or the 6-month anniversary after termination), death, or upon such other dates that may be elected by the participant in accordance with the terms of the Plan. Generally, participants may elect for distributions of deferred amounts upon termination or death to be paid in the form of either a lump sum or in annual installments. Distributions would be made in the event of a change of control of Affymetrix. Deferrals are adjusted for gain or loss based on the performance of one or more investment options selected by the participant from among investment funds chosen by the Compensation Committee of the Board. The Company in its sole discretion may suspend or terminate the Plan or revise or amend it in any respect, except that no such action may reduce vested amounts credited to deferral accounts, and such accounts will continue to be owed to the participants or beneficiaries and will continue to be a liability of the Company until paid. For the years ended December 31, 2010 and 2009, the Company incurred no significant expenses in connection with the Plan. The Company terminated the Plan effective December 15, 2010.

NOTE 16—UNAUDITED QUARTERLY FINANCIAL INFORMATION

	2010				2009
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share amounts)
Total revenue	$84,909	$73,972	$71,678	$80,187	$88,788	$78,191	$81,554	$78,561
Total cost of goods sold	$35,570	$33,499	$31,089	$33,048	$34,980	$35,870	$37,452	$42,024
Net income (loss)	$3,960	$968	$(5,541)	$(9,620)	$2,795	$(8,819)	$7,320	$(25,205)
Basic net income (loss) per common share	$0.06	$0.01	$(0.08)	$(0.14)	$0.04	$(0.13)	$0.11	$(0.37)
Diluted net income (loss) per common share	$0.06	$0.01	$(0.08)	$(0.14)	$0.04	$(0.13)	$0.11	$(0.37)

In 2010 and 2009, the Company recognized total gains of $6.3 million and $17.4 million, respectively, as part of its repurchases of its Notes.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010, has been audited by Ernst &Young LLP, our independent registered public accounting firm, as stated in their report which is included as follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Affymetrix, Inc.

We have audited Affymetrix, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Affymetrix, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Affymetrix, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Affymetrix, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 31, 2010 of Affymetrix, Inc. and our report dated February 28, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California February 28, 2011

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

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors and executive officers is incorporated by reference to the sections of the Company’s proxy statement for the 2011 Annual Meeting of Stockholders (the “Proxy Statement”) entitled “Election of Directors” and “Management.”

The information concerning our corporate governance, including our audit committee, required by this Item is incorporated by reference to the sections of the Proxy Statement entitled “Governance of the Company” and “Report of the Audit Committee.”

The information concerning compliance with Section 16(a) of the Exchange Act required by this Item is incorporated by reference to the section of the Proxy Statement entitled “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

(a)(3)           Exhibits:

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
2.1(1)	Agreement and Plan of Merger by and among Panomics, Inc., the Company, Panda Acquisition Corporation and the Equityholders’ Representative dated as of November 11, 2008.
3.1(2)	Restated Certificate of Incorporation.
3.2(3)	Amended and Restated Bylaws.
4.1(4)	Indenture dated as of December 15, 2003, between the Company and The Bank of New York, as Trustee.
4.2(5)	Indenture dated as of November 16, 2007, between the Company and the Bank of New York Trust Company, N.A. as Trustee.
10.1(6)‡	1993 Stock Plan, as amended.
10.2(6)‡	1996 Nonemployee Directors Stock Option Plan.
10.3(7)	Lease between Sobrato Interests and the Company dated June 12, 1996 (3380 Central Expressway, Santa Clara, CA).
10.4(7)	Lease between Sobrato Interests and the Company dated May 31, 1996 (3450 Central Expressway, Santa Clara, CA).
10.5(8)‡	1998 Stock Incentive Plan.
10.6(8)‡	Form of Officer and Director Indemnification Agreement.
10.7(9)‡	Amendment No. 1 to the 1996 Nonemployee Directors Stock Option Plan of the Company
10.8(10)‡	Amended and Restated 1996 Non-Employee Directors Stock Plan.
10.9(11)*	Common Terms Agreement between F. Hoffmann-La Roche Ltd. and the Company dated January 29, 2003.
10.10(11)*	License Agreement between F. Hoffmann-La Roche Ltd. and the Company dated January 29, 2003.
10.11(11)*	Affymetrix Instrument and Chip Supply Agreement between F. Hoffmann-La Roche Ltd. and the Company dated January 29, 2003.
10.12(11)*	Research & Development Collaboration Agreement between F. Hoffmann-La Roche Ltd. and the Company dated January 29, 2003.
10.13(11)*	Diagnostic Product and Instrument Agency Agreement between F. Hoffmann-La Roche Ltd. and the Company dated January 29, 2003.
10.14(11)*	Affymetrix Instrument Agency Agreement between F. Hoffmann-La Roche Ltd. and the Company dated January 29, 2003.
10.15(12)	Lease between Sobrato Interests and the Company dated July 3, 2002 (3420 Central Expressway, Santa Clara, CA).
10.16(12)	First Amendment to Lease between Sobrato Interests and the Company dated September 30, 2003 (3420 Central Expressway, Santa Clara, CA).
10.17(13)‡	Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan, as adopted effective March 9, 2000 and amended through May 14, 2010.
10.18(14)‡	Form of Non-Qualified Stock Option Agreement under the Affymetrix, Inc. Amended and Restated 1996 Non-Employee Directors Stock Plan.
10.19(1)‡	Form of Stock Option Agreement under the Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan.
10.20(15)	Fifth Amendment to Lease between Sobrato Interests and the Company dated July 3, 2002 (3380 Central Expressway, Santa Clara, CA).
10.21(15)	First Amendment to Lease between Sobrato Interests and the Company dated July 3, 2002 (3450 Central Expressway, Santa Clara, CA).
10.22(16)	Lease between Keppel Logistics Pte Ltd. and Affymetrix Pte Ltd. dated as of January 1, 2006 (7 Gul Circle, Singapore 629363).

10.23 (27)	Addendum to Lease Agreement between Keppel Logistics Pte Ltd. and Affymetrix Pte Ltd. dated June 1, 2010 (7 Gul Circle, Singapore 629363)
10.24(1)‡	Form of Restricted Stock Agreement under the Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan.
10.25(17)‡	Offer Letter from the Company to Kevin M. King dated December 18, 2006.
10.26(18)**	Amendment Agreement dated December 22, 2006 by and among F. Hoffmann-La Roche Ltd., Roche Molecular Systems, Inc. and the Company
10.27(19)‡	Offer Letter from the Company to John C. Batty dated May 16, 2007.
10.28(20)	Settlement and Release Agreement dated January 9, 2008 between the Company and Illumina, Inc.
10.29(21)	Affymetrix, Inc. Change of Control Plan, as amended through May 14, 2010.
10.30(22)‡	Offer Letter from the Company to John F. (Rick) Runkel dated October 6, 2008.
10.31(23)	First Amendment to Affymetrix, Inc. 1998 Stock Incentive Plan.
10.32(24)	Stipulation of Settlement regarding the Affymetrix Derivative Litigation in the United States District Court, Northern District of California.
10.33(25)‡	Offer Letter from the Company to Andrew J. Last, Ph.D. dated November 2, 2009.
10.34(25)	Lease Agreement between SBP Limited Partnership and the Company dated August 10, 2008 (26309 Miles Road, Warrensville Heights, OH).
10.35(25)	First Amendment and Lease Expansion Agreement between SBP Limited Partnership and the Company dated May 20, 2009 (26309 Miles Road, Warrensville Heights, OH).
10.36(25)	Lease Agreement between OTR, acting as the duly authorized nominee of The State Teacher Retirement System of Ohio and Anatrace, Inc. dated February 14, 2001 (434 Dussel Drive, Maumee, OH).
10.37(25)	Assignment and Assumption of Lease between Anatrace, Inc. and USB Acquisition dated April 30, 2005 (434 Dussel Drive, Maumee, OH).
10.38(26)‡	Offer Letter from the Company to Timothy C. Barabe dated March 9, 2010.
10.39(26)‡	Separation Agreement between the Company and John C. Batty dated March 17. 2010.
10.40(26)	Lease Agreement between the Company and Miles/Commerce Ltd. dated April 1, 2010 (26101 Miles Road, Warrensville Heights, OH).
10.41(26)	Lease Agreement between the Company and 26111 Miles Road Ltd. dated April 1, 2010 (26111 Miles Road, Warrensville Heights, OH).
10.42(21)‡	Executive Severance Policy dated May 14, 2010.
21	List of Subsidiaries.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Registrant’s Annual Report on Form 10-K as filed on March 2, 2009 (File No. 000-28218).

(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K as filed on June 13, 2000 (File No. 000-28218).

(3)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q as filed on August 7, 2009 (File No. 000-28218).

(4)	Incorporated by reference to Registrant’s Registration Statement on Form S-3 as filed on January 29, 2004 (File No. 333-112311).

(5)	Incorporated by reference to Registrant’s Current Report on Form 8-K as filed on November 19, 2007 (File No. 000-28218).

(6)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-3648), as amended.

(7)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q as filed on August 14, 1996 (File No. 000-28218).

(8)	Incorporated by reference to Registrant’s Annual Report on Form 10-K as filed on March 31, 1999 (File No. 000-28218).

(9)	Incorporated by reference to Registrant’s Registration Statement on Form S-3 as filed on July 12, 1999 (File No. 333-82685), as amended.

(10)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q as filed on May 15, 2001 (File No. 000-28218).

(11)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q as filed on May 15, 2003 (File No. 000-28218).

(12)	Incorporated by reference to Registrant’s Annual Report on Form 10-K as filed on March 15, 2004 (File No. 000-28218).

(13)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 as filed on May 17, 2010 (File No. 333-166894).

(14)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q as filed on November 9, 2004 (File No. 000-28218).

(15)	Incorporated by reference to Registrant’s Annual Report on Form 10-K as filed on March 16, 2005 (File No. 000-28218).

(16)	Incorporated by reference to Registrant’s Annual Report on Form 10-K as filed on March 9, 2006 (File No. 000-28218).

(17)	Incorporated by reference to Registrant’s Current Report on Form 8-K as filed on December 19, 2006 (File No. 000-28218).

(18)	Incorporated by reference to Registrant’s Current Report on Form 8-K as filed on December 22, 2006 (File No. 000-28218).

(19)	Incorporated by reference to Registrant’s Current Report on Form 8-K as filed on June 6, 2007 (File No. 000-28218).

(20)	Incorporated by reference to Registrant’s Annual Report on Form 10-K as filed on February 29, 2008 (File No. 000-28218).

(21)	Incorporated by reference to Registrant’s Current Report on Form 8-K as filed on May 18, 2010 (File No. 000-28218).

(22)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q as filed on November 7, 2008 (File No. 000-28218).

(23)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 as filed on April 18, 2001 (File No. 333-59158).

(24)	Incorporated by reference to Registrant’s Current Report on Form 8-K as filed on May 20, 2009 (File No. 000-28218).

(25)	Incorporated by reference to Registrant’s Annual Report on Form 10-K as filed on February 28, 2010 (File No. 000-28218).

(26)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q as filed on May 6, 2010 (File No. 000-28218).

(27)	Filed herewith.

‡	Management contract, compensatory plan, contract or arrangement

*	Confidential treatment granted

**           Confidential treatment requested

AFFYMETRIX, INC.

Schedule II—Valuation and Qualifying Accounts

(in thousands)

		Additions
	Balance at	Charged to
	Beginning of	Operations or	Write-offs, net	Balance at
	Period	Other Accounts (1)	of recoveries	End of Period
Allowance for Doubtful Accounts:

Year Ended December 31, 2010	$1,853	$(685)	$(219)	$949

Year Ended December 31, 2009	$2,213	$(87)	$(273)	$1,853

Year Ended December 31, 2008	$2,372	$683	$(842)	$2,213

(1)	2008 includes $101K for USB Opening Balance Sheet

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Affymetrix, Inc. (Registrant)

February 28, 2011	By:	/s/ Kevin M. King
Kevin M. King DIRECTOR, PRESIDENT AND CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Each individual whose signature appears below constitutes and appoints John F. Runkel, Jr. and Timothy C. Barabe, and each of them singly, his or her true and lawful attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, hereby ratifies and confirms all that said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue thereof.

	Name	Title	Date
By:	/s/ Kevin M. King	Director, President and Chief Executive Officer	February 28, 2011
	Kevin M. King	(Principal Executive Officer)

By:	/s/ Timothy C. Barabe	Executive Vice President and Chief Financial	February 28, 2011
	Timothy C. Barabe	Officer (Principal Financial and Accounting Officer)

By:	/s/ Stephen P.A. Fodor, Ph.D.	Founder and Executive Chairman of the Board	February 28, 2011
Stephen P.A. Fodor, Ph.D.

By:	/s/ Paul Berg, Ph.D.	Director	February 28, 2011
Paul Berg, Ph.D.

By:	/s/ Nelson C. Chan	Director	February 28, 2011
Nelson C. Chan

By:	/s/ John D. Diekman, Ph.D.	Director	February 28, 2011
John D. Diekman, Ph.D.

By:	/s/ Gary S. Guthart, Ph.D.	Director	February 28, 2011
Gary S. Guthart, Ph.D.

By:	/s/ Jami Dover Nachtsheim	Director	February 28, 2011
Jami Dover Nachtsheim

By:	/s/ Robert H. Trice, Ph.D.	Director	February 28, 2011
Robert H. Trice, Ph.D.

By:	/s/ Robert P. Wayman	Director	February 28, 2011
Robert P. Wayman

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
2.1(1)	Agreement and Plan of Merger by and among Panomics, Inc., the Company, Panda Acquisition Corporation and the Equityholders’ Representative dated as of November 11, 2008.
3.1(2)	Restated Certificate of Incorporation.
3.2(3)	Amended and Restated Bylaws.
4.1(4)	Indenture dated as of December 15, 2003, between the Company and The Bank of New York, as Trustee.
4.2(5)	Indenture dated as of November 16, 2007, between the Company and the Bank of New York Trust Company, N.A. as Trustee.
10.1(6)‡	1993 Stock Plan, as amended.
10.2(6)‡	1996 Nonemployee Directors Stock Option Plan.
10.3(7)	Lease between Sobrato Interests and the Company dated June 12, 1996 (3380 Central Expressway, Santa Clara, CA).
10.4(7)	Lease between Sobrato Interests and the Company dated May 31, 1996 (3450 Central Expressway, Santa Clara, CA).
10.5(8)‡	1998 Stock Incentive Plan.
10.6(8)‡	Form of Officer and Director Indemnification Agreement.
10.7(9)‡	Amendment No. 1 to the 1996 Nonemployee Directors Stock Option Plan of the Company
10.8(10)‡	Amended and Restated 1996 Non-Employee Directors Stock Plan.
10.9(11)*	Common Terms Agreement between F. Hoffmann-La Roche Ltd. and the Company dated January 29, 2003.
10.10(11)*	License Agreement between F. Hoffmann-La Roche Ltd. and the Company dated January 29, 2003.
10.11(11)*	Affymetrix Instrument and Chip Supply Agreement between F. Hoffmann-La Roche Ltd. and the Company dated January 29, 2003.
10.12(11)*	Research & Development Collaboration Agreement between F. Hoffmann-La Roche Ltd. and the Company dated January 29, 2003.
10.13(11)*	Diagnostic Product and Instrument Agency Agreement between F. Hoffmann-La Roche Ltd. and the Company dated January 29, 2003.
10.14(11)*	Affymetrix Instrument Agency Agreement between F. Hoffmann-La Roche Ltd. and the Company dated January 29, 2003.
10.15(12)	Lease between Sobrato Interests and the Company dated July 3, 2002 (3420 Central Expressway, Santa Clara, CA).
10.16(12)	First Amendment to Lease between Sobrato Interests and the Company dated September 30, 2003 (3420 Central Expressway, Santa Clara, CA).
10.17(13)‡	Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan, as adopted effective March 9, 2000 and amended through May 14, 2010.
10.18(14)‡	Form of Non-Qualified Stock Option Agreement under the Affymetrix, Inc. Amended and Restated 1996 Non-Employee Directors Stock Plan.
10.19(1)‡	Form of Stock Option Agreement under the Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan.
10.20(15)	Fifth Amendment to Lease between Sobrato Interests and the Company dated July 3, 2002 (3380 Central Expressway, Santa Clara, CA).
10.21(15)	First Amendment to Lease between Sobrato Interests and the Company dated July 3, 2002 (3450 Central Expressway, Santa Clara, CA).
10.22(16)	Lease between Keppel Logistics Pte Ltd. and Affymetrix Pte Ltd. dated as of January 1, 2006 (7 Gul Circle, Singapore 629363).
10.23(27)	Addendum to Lease Agreement between Keppel Logistics Pte Ltd. and Affymetrix Pte Ltd. dated June 1, 2010 (7 Gul Circle, Singapore 629363)
10.24(1)‡	Form of Restricted Stock Agreement under the Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan.
10.25(17)‡	Offer Letter from the Company to Kevin M. King dated December 18, 2006.
10.26(18)**	Amendment Agreement dated December 22, 2006 by and among F. Hoffmann-La Roche Ltd., Roche Molecular Systems, Inc. and the Company
10.27(19)‡	Offer Letter from the Company to John C. Batty dated May 16, 2007.
10.28(20)	Settlement and Release Agreement dated January 9, 2008 between the Company and Illumina, Inc.
10.29(21)	Affymetrix, Inc. Change of Control Plan, as amended through May 14, 2010.
10.30(22)‡	Offer Letter from the Company to John F. (Rick) Runkel dated October 6, 2008.
10.31(23)	First Amendment to Affymetrix, Inc. 1998 Stock Incentive Plan.
10.32(24)	Stipulation of Settlement regarding the Affymetrix Derivative Litigation in the United States District Court, Northern District of California.
10.33(25)‡	Offer Letter from the Company to Andrew J. Last, Ph.D. dated November 2, 2009.
10.34(25)	Lease Agreement between SBP Limited Partnership and the Company dated August 10, 2008 (26309 Miles Road, Warrensville Heights, OH).
10.35(25)	First Amendment and Lease Expansion Agreement between SBP Limited Partnership and the Company dated May 20, 2009 (26309 Miles Road, Warrensville Heights, OH).
10.36(25)	Lease Agreement between OTR, acting as the duly authorized nominee of The State Teacher Retirement System of Ohio and Anatrace, Inc. dated February 14, 2001 (434 Dussel Drive, Maumee, OH).
10.37(25)	Assignment and Assumption of Lease between Anatrace, Inc. and USB Acquisition dated April 30, 2005 (434 Dussel Drive, Maumee, OH).
10.38(26)‡	Offer Letter from the Company to Timothy C. Barabe dated March 9, 2010.
10.39(26)‡	Separation Agreement between the Company and John C. Batty dated March 17. 2010.
10.40(26)	Lease Agreement between the Company and Miles/Commerce Ltd. dated April 1, 2010 (26101 Miles Road, Warrensville Heights, OH).
10.41(26)	Lease Agreement between the Company and 26111 Miles Road Ltd. dated April 1, 2010 (26111 Miles Road, Warrensville Heights, OH).
10.42(21)‡	Executive Severance Policy dated May 14, 2010.
21	List of Subsidiaries.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Registrant’s Annual Report on Form 10-K as filed on March 2, 2009 (File No. 000-28218).

(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K as filed on June 13, 2000 (File No. 000-28218).

(3)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q as filed on August 7, 2009 (File No. 000-28218).

(4)	Incorporated by reference to Registrant’s Registration Statement on Form S-3 as filed on January 29, 2004 (File No. 333-112311).

(5)	Incorporated by reference to Registrant’s Current Report on Form 8-K as filed on November 19, 2007 (File No. 000-28218).

(6)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-3648), as amended.

(7)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q as filed on August 14, 1996 (File No. 000-28218).

(8)	Incorporated by reference to Registrant’s Annual Report on Form 10-K as filed on March 31, 1999 (File No. 000-28218).

(9)	Incorporated by reference to Registrant’s Registration Statement on Form S-3 as filed on July 12, 1999 (File No. 333-82685), as amended.

(10)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q as filed on May 15, 2001 (File No. 000-28218).

(11)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q as filed on May 15, 2003 (File No. 000-28218).

(12)	Incorporated by reference to Registrant’s Annual Report on Form 10-K as filed on March 15, 2004 (File No. 000-28218).

(13)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 as filed on May 17, 2010 (File No. 333-166894).

(14)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q as filed on November 9, 2004 (File No. 000-28218).

(15)	Incorporated by reference to Registrant’s Annual Report on Form 10-K as filed on March 16, 2005 (File No. 000-28218).

(16)	Incorporated by reference to Registrant’s Annual Report on Form 10-K as filed on March 9, 2006 (File No. 000-28218).

(17)	Incorporated by reference to Registrant’s Current Report on Form 8-K as filed on December 19, 2006 (File No. 000-28218).

(18)	Incorporated by reference to Registrant’s Current Report on Form 8-K as filed on December 22, 2006 (File No. 000-28218).

(19)	Incorporated by reference to Registrant’s Current Report on Form 8-K as filed on June 6, 2007 (File No. 000-28218).

(20)	Incorporated by reference to Registrant’s Annual Report on Form 10-K as filed on February 29, 2008 (File No. 000-28218).

(21)	Incorporated by reference to Registrant’s Annual Report on Form 8-K as filed on May 18, 2010 (File No. 000-28218).

(22)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q as filed on November 7, 2008 (File No. 000-28218).

(23)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 as filed on April 18, 2001 (File No. 333-59158).

(24)	Incorporated by reference to Registrant’s Current Report on Form 8-K as filed on May 20, 2009 (File No. 000-28218).

(25)	Incorporated by reference to Registrant’s Annual Report on Form 10-K as filed on March 1, 2010 (File No. 000-28218).

(26)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q as filed on May 6, 2010 (File No. 000-28218).

(27)	Filed herewith.

‡	Management contract, compensatory plan, contract or arrangement

*	Confidential treatment granted

**           Confidential treatment requested