Form 10-Q
period 2011-03-31
AFFYMETRIX INC
filed 2011-04-29
CIK 913077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

COMMON SHARES OUTSTANDING ON APRIL 26, 2011: 70,504,155

AFFYMETRIX, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AFFYMETRIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS:
Current assets:
Cash and cash equivalents	$29,629	$35,484
Restricted cash—short-term portion	305	287
Available-for-sale securities—short-term portion	52,129	67,223
Accounts receivable, net	51,674	52,281
Inventories	49,068	49,373
Deferred tax assets—short-term portion	1,002	1,071
Prepaid expenses and other current assets	6,935	9,422
Total current assets	190,742	215,141
Available-for-sale securities—long-term portion	161,755	134,190
Property and equipment, net	51,415	54,177
Acquired technology rights, net	35,723	38,858
Deferred tax assets—long-term portion	4,942	4,894
Other long-term assets	12,046	13,525
Total assets	$456,623	$460,785

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued liabilities	$38,293	$44,259
Deferred revenue—short-term portion	10,367	10,950
Total current liabilities	48,660	55,209
Deferred revenue—long-term portion	4,428	4,601
Other long-term liabilities	11,641	11,748
Convertible notes	95,472	95,472
Stockholders’ equity:
Common stock	705	706
Additional paid-in capital	744,574	742,206
Accumulated other comprehensive income	1,637	1,376
Accumulated deficit	(450,494)	(450,533)
Total stockholders’ equity	296,422	293,755
Total liabilities and stockholders’ equity	$456,623	$460,785

AFFYMETRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
REVENUE:
Product sales	$67,463	$73,443
Services	4,508	4,463
Royalties and other revenue	1,753	2,281
Total revenue	73,724	80,187
COSTS AND EXPENSES:
Cost of product sales	23,899	28,459
Cost of services and other	3,200	4,589
Research and development	16,268	18,479
Selling, general and administrative	27,212	31,379
Total costs and expenses	70,579	82,906
Income (loss) from operations	3,145	(2,719)
Interest income and other, net	(1,894)	(3,598)
Interest expense	938	2,432
Income (loss) before income taxes	313	(8,749)
Income tax provision	274	871
Net income (loss)	$39	$(9,620)

Basic net income (loss) per common share	$0.00	$(0.14)
Diluted net income (loss) per common share	$0.00	$(0.14)

Shares used in computing basic net income (loss) per common share	70,648	67,889
Shares used in computing diluted net income (loss) per common share	71,267	67,889

AFFYMETRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	39	$(9,620)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,388	8,713
Stock-based compensation	2,575	2,329
Realized loss on equity investments	1,058	4,468
Deferred tax assets	21	(55)
Amortization of debt offering costs	102	265
Impairment and loss on disposal of property and equipment	44	349
Changes in operating assets and liabilities:
Accounts receivable, net	607	6,740
Inventories	305	(1,736)
Prepaid expenses and other assets	3,041	4,231
Accounts payable and accrued liabilities	(6,954)	(9,338)
Deferred revenue	(756)	(878)
Other long-term liabilities	(321)	266
Net cash provided by operating activities	8,149	5,734
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,158)	(3,216)
Purchases of available-for-sale securities	(23,208)	(153,200)
Proceeds from sales of available-for-sale securities	5,393	129,866
Proceeds from maturities of available-for-sale securities	4,910	31,930
Purchase of technology rights	-	(250)
Net cash (used in) provided by investing activities	(14,063)	5,130
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	(208)	(470)
Net cash used in financing activities	(208)	(470)
Effect of exchange rate changes on cash and cash equivalents	267	(265)
Net (decrease) increase in cash and cash equivalents	(5,855)	10,129
Cash and cash equivalents at beginning of period	35,484	65,642
Cash and cash equivalents at end of period	$29,629	$75,771

AFFYMETRIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

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

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on February 28, 2011.

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

The Company early adopted Auditing Standards Update (“ASU”) No. 2009-13, Revenue Recognition (ASC Topic 605) — Multiple-Deliverable Revenue Arrangements on a prospective basis, which establishes the relative selling price method whereby the Company is required to allocate consideration to all deliverables at the inception of the arrangement based on their relative selling prices.

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

License revenue is generally recognized upon the execution of an agreement unless the Company has continuing performance obligations, in which case the license revenue is recognized ratably over the period of expected performance.

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

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is calculated using the weighted-average number of common shares outstanding during the period less the weighted-average shares subject to repurchase. Diluted net income (loss) per common share gives effect to dilutive common stock subject to repurchase, stock options and warrants (calculated based on the treasury stock method), and convertible debt (calculated using an as-if-converted method).

	Three Months Ended
	March 31,
	2011	2010
Numerator:
Net income (loss)	$39	$(9,620)

Denominator:
Shares used in computing basic net income (loss) per common share	70,648	67,889
Add effect of dilutive securities:
Employee stock options	162	-
Common stock subject to repurchase	457	-
Shares used in computing diluted net income (loss) per common share	71,267	67,889

Basic net income (loss) per common share	$0.00	$(0.14)

Diluted net income (loss) per common share	$0.00	$(0.14)

Diluted earnings per share, if any, include certain potential dilutive securities from outstanding stock options (on the treasury stock method), common stock subject to repurchase, convertible notes (on the as-if-converted basis) and outstanding warrants to purchase common stock. The securities excluded from diluted earnings per common share, on an actual outstanding basis, were as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Employee stock options	6,975	5,820
Restricted stock subject to repurchase	1,970	1,828
Convertible notes	3,170	8,207
Total	12,115	15,855

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

The Company conducts a review of investment securities on a quarterly basis for the presence of impairment that is deemed to be other-than-temporary (“OTTI”). As part of its review, the Company is required to take into consideration current market conditions, fair value in relationship to cost, extent and nature of change in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, all available information relevant to the collectability of debt securities, its ability to hold until, and whether it will more likely than not be required to sell prior to, a recovery of fair value, which may be maturity, and other factors when evaluating for the existence of OTTI in its securities portfolio. Under these circumstances, OTTI is considered to have occurred if (1) the Company intends to sell the security; (2) it is “more likely than not” that the Company will be required to sell the security before recovery of its amortized cost basis or (3) the present value of expected cash flows is not expected to recover the entire amortized cost basis. Any credit-related OTTI is to be recognized in earnings while noncredit-related OTTI on securities not expected to be sold is to be recognized in accumulated other comprehensive income (“OCI”). Noncredit-related OTTI is based on other factors, including illiquidity. Presentation of OTTI is made in the Condensed Consolidated Statements of Operations on a gross basis with an offset for the amount of OTTI recognized in OCI.

Non-marketable Securities

As part of the Company’s strategic efforts to gain access to potential new products and technologies, it invests in equity securities of certain private biotechnology companies. These investments are included in other assets in the Condensed Consolidated Balance Sheets and are carried at cost. The Company also invests in a limited partnership investment fund that is accounted for under the equity method. The Company periodically monitors the liquidity and financing activities of the respective investments to determine if any impairment exists and accordingly writes down to the extent necessary, the carrying value of the non-marketable equity securities to their estimated fair values. In order to determine whether a decline in value is other-than-temporary, the Company evaluates, among other factors: the duration and extent to which the fair value has been less than the carrying value; the financial condition of and business outlook of the issuer for the company, including key operational and cash flow metrics, current market conditions; and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in estimated fair value. Refer to Note 2. “Fair Value of Financial Instruments” for further information.

Foreign Currency Derivatives

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

The Company’s accounting policies for these instruments are based on whether the instruments are classified as designated or non-designated hedging instruments. The Company records all derivatives on the Condensed Consolidated Balance Sheets at fair value. The fair values are determined based on the estimated amounts the Company would pay or receive to terminate the contracts at the reporting date. The effective portions of cash flow hedges are recorded in OCI until the hedged item is recognized in earnings. Derivatives that are not designated as hedging instruments and the ineffective portions of cash flow hedges are adjusted to fair value through earnings.

The Company did not designate hedge instruments as cash flow hedges and no amounts were included as a component of accumulated OCI for the three months ended March 31, 2011 and for the fiscal year ended December 31, 2010.

As of March 31, 2011, the Company had the following foreign currency forward contracts in place that mature within 12 months (in thousands):

Contracts
Not Designated
or Qualifying
as Hedges
March 31, 2011:
Euro	$16,856
Japanese yen	5,803
British pound	5,122
Total	$27,781

As of December 31, 2010, the Company did not have any unsettled foreign currency forward contracts in place.

For the three months ended March 31, 2011, the Company recorded a loss of $1.9 million in interest and other, net in the accompanying Condensed Statements of Operations in relation to the foreign currency forward contracts.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010 (in thousands):

		Significant
	Quoted Prices	Other
	In Active	Observable
	Markets	Inputs
	(Level 1)	(Level 2)	Total
March 31, 2011:
Assets:
U.S. government obligations and agency securities*	$-	$51,417	$51,417
U.S. corporate debt*	-	119,857	119,857
U.S. and non-U.S. money markets	-	2,533	2,533
Non-U.S. government obligations and agency securities	-	6,611	6,611
Non-U.S. corporate debt and equity securities	743	34,721	35,464
Total	$743	$215,139	$215,882

Foreign currency derivative assets	$-	$78	78

Liabilities:
Foreign currency derivative liabilities	$-	$1,274	1,274

December 31, 2010:
Assets:
U.S. government obligations and agency securities*	$-	$52,056	$52,056
U.S. corporate debt*	-	103,192	103,192
U.S. and non-U.S. money markets	-	3,634	3,634
Non-U.S. government obligations and agency securities	-	8,106	8,106
Non-U.S. corporate debt and equity securities	804	39,725	40,529
Total	$804	$206,713	$207,517
* Included in these security types were the Company’s mortgage-backed investments which were approximately 8% and 4% of the total portfolio for the three months ended March 31, 2011 and December 31, 2010, respectively.

The fair value of the Company’s foreign currency derivative assets and liabilities is determined based on the estimated consideration the Company would pay or receive to terminate these agreements on the reporting date. The foreign currency derivative assets and liabilities are located in other current assets and accrued expenses, respectively, in the Condensed Consolidated Balance Sheets.

The fair value of the Company’s convertible notes is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for the convertible notes of the same remaining maturities. As of March 31, 2011 and December 31, 2010, the estimated fair value of the convertible notes was $95.5 million for both periods.

As of March 31, 2011 and December 31, 2010, the Company had no financial assets or liabilities requiring Level 3 classification, including those that have unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets and liabilities.

Investments in Debt and Equity Securities

The fair values of all available-for-sale securities are based on quoted market prices and are included in cash and cash equivalents, available-for-sale securities—short-term and available-for-sale securities—long-term on the Company’s Condensed Consolidated Balance Sheets based on the securities maturity. The following is a summary of available-for-sale securities as of March 31, 2011 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. government obligations and agency securities*	$51,503	$35	$(121)	$51,417
U.S. corporate debt*	120,049	315	(507)	119,857
U.S. and non-U.S. money markets	2,532	1	-	2,533
Non-U.S. government obligations and agency securities	6,662	4	(55)	6,611
Non-U.S. corporate debt and equity securities	35,641	73	(250)	35,464
Total securities	$216,387	$428	$(933)	$215,882
Amounts included in:
Cash equivalents	$1,998	$-	$-	$1,998
Available-for-sale securities	214,389	428	(933)	213,884
Total securities	$216,387	$428	$(933)	$215,882
Amounts mature in:
Less than one year	$54,172	$149	$(194)	$54,127
One to two years	72,964	174	(57)	73,081
More than two years	89,251	105	(682)	88,674
Total securities	$216,387	$428	$(933)	$215,882
* Included in these security types were the Company’s mortgage-backed investments which were approximately 8% of the total portfolio as at March 31, 2011.

The following is a summary of available-for-sale securities as of December 31, 2010 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. government obligations and agency securities*	$52,047	$85	$(76)	$52,056
U.S. corporate debt*	103,601	275	(684)	103,192
U.S. and non-U.S. money markets	3,642	-	(8)	3,634
Non-U.S. government obligations and agency securities	8,155	24	(73)	8,106
Non-U.S. corporate debt and equity securities	40,724	48	(243)	40,529
Total securities	$208,169	$432	$(1,084)	$207,517
Amounts included in:
Cash equivalents	$6,125	$-	$(22)	$6,103
Available-for-sale securities	202,044	432	(1,062)	201,414
Total securities	$208,169	$432	$(1,084)	$207,517
Amounts mature in:
Less than one year	$73,490	$228	$(392)	$73,326
One to two years	45,556	158	(24)	45,690
More than two years	89,123	46	(668)	88,501
Total securities	$208,169	$432	$(1,084)	$207,517
* Included in these security types were the Company’s mortgage-backed investments which were approximately 4% of the total portfolio as at December 31, 2010.

Realized gains for the three months ended March 31, 2011 and 2010 were less than $0.1 million and $0.2 million, respectively. For the three months ended March 31, 2011 and 2010, realized losses were less than $0.1 million for each period. Realized gains and losses are included in interest income and other, net in the Condensed Consolidated Statements of Operations. The gross unrealized losses as of March 31, 2011 and 2010 were primarily related to a mortgage-backed security that was impacted by the weakening of the global economy and a lack of liquidity in the credit markets, which have not fully recovered. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of the Company’s other securities. Based on its review of these securities, including the assessment of the severity of the related unrealized losses, the Company has not recorded any OTTI on these securities for the three months ended March 31, 2011 and 2010.

Additionally, the Company did not have any OTTI that was recognized in OCI during the three months ended March 31, 2011 and 2010 on securities not expected to be sold and is not more likely than not required to sell before recovery of their amortized cost basis. The Company did not record any cumulative effect adjustments for noncredit-related portion of OTTI losses previously recognized in earnings.

Non-Marketable Securities

As of March 31, 2011 and December 31, 2010, the carrying amounts of the Company’s non-marketable securities, totaling $5.7 million and $6.8 million, respectively, equaled their estimated fair values. Their estimated fair values were based on liquidation and net realizable values. During the three months ended March 31, 2011, the Company recognized an expense totaling $1.2 million in interest income and other, net related to its limited partnership investment fund. During the three months ended March 31, 2010, the Company recorded an impairment charge on its non-marketable securities totaling $4.9 million, primarily due to a decline in the estimated fair value of an investment in a private biotechnology company that was deemed other-than-temporary as a result of the respective price per share paid by investors in the most recent round of financing for the company which was significantly lower than the carrying value of the Company’s investment. Net investment losses are included in interest income and other, net in the Condensed Consolidated Statements of Operations. Depending on market conditions, the Company may incur additional charges on this investment portfolio in the future.

NOTE 3—STOCKHOLDERS’ EQUITY

Stock-Based Compensation Plans

The Company has a stock-based compensation program that provides the Board of Directors broad discretion in creating equity incentives for employees, officers, directors and consultants. This program includes incentive and non-qualified stock options and non-vested stock awards (also known as restricted stock) granted under various stock plans. Stock options and restricted stock awards are generally time-based, vesting 25% on each annual anniversary of the grant date over four years. Stock options expire 7 to 10 years from the grant date. As of March 31, 2011, the Company had approximately 5.3 million shares of common stock reserved for future issuance under its stock-based compensation plans. New shares are issued as a result of stock option exercises, restricted stock units vesting and restricted stock award grants. During the three months ended March 31, 2011, less than 0.1 million of ordinary shares were issued upon the exercise of stock options or release of restricted units and performance shares.

The Company recognized stock-based compensation expense as follows (in thousands):

	Three months ended
	March 31,
	2011	2010
Costs of sales	$291	$165
Research and development	527	553
Selling, general and administrative	1,757	1,611
Total stock-based compensation expense	$2,575	$2,329

As of March 31, 2011, $15.5 million of total unrecognized stock-based compensation expense related to non-vested awards is expected to be recognized over the respective vesting terms of each award through 2015. The weighted-average term of the unrecognized stock-based compensation expense is 2.8 years.

Stock Options

The fair value of options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three months ended
	March 31,
	2011	2010
Risk free interest rate	2.2%	2.1%
Expected dividend yield	0.0%	0.0%
Expected volatility	67%	76%
Expected option term (in years)	4.5	4.1

The risk free interest rate for periods within the contractual life of the Company’s stock options is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term is derived from an analysis of the Company’s historical exercise trends over ten years. The expected volatility for the three months ended March 31, 2011 and 2010 is based on a blend of historical and market-based implied volatility. Using the assumptions above, the weighted-average grant date fair value of options granted during the three months ended March 31, 2011 and 2010 was $2.86 and $4.35, respectively.

NOTE 4—INVENTORIES

At March 31, 2011 and December 31, 2010, inventories consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
Raw materials	$20,102	$18,321
Work-in-process	14,692	13,516
Finished goods	14,274	17,536
Total	$49,068	$49,373

NOTE 5—ACQUIRED TECHNOLOGY RIGHTS

Acquired technology rights are comprised of customer relationships, licenses to technology covered by patents owned by third parties or patents acquired by the Company and are amortized over the expected useful lives of these assets, which range from one to fifteen years. Accumulated amortization of these rights amounted to $74.7 million and $71.6 million at March 31, 2011 and December 31, 2010, respectively.

The expected future annual amortization expense of the Company’s acquired technology rights is as follows (in thousands):

Amortization
For the Year Ending December 31,	Expense
2011, remainder thereof	$9,339
2012	10,701
2013	8,192
2014	6,312
2015	979
Thereafter	200
Total	$35,723

NOTE 6—COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net income (loss)	$39	$(9,620)
Foreign currency translation adjustment	205	(265)
Unrealized gain (loss) on securities	56	(1,870)
Comprehensive income (loss)	$300	$(11,755)

NOTE 7—COMMITMENTS AND CONTINGENCIES

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

Illumina Lawsuit

On May 4, 2009 and November 3, 2009, the Company was named as a defendant in complaints filed by plaintiff, Illumina, Inc., in the United States District Court for the Western District of Wisconsin (the “Court”). In the complaints, plaintiff alleged that the Company is infringing Patent Nos. 7,510,841 and 7,612,020 (the “Patents”) by making and selling certain of the GeneChip® products. Plaintiff sought a permanent injunction enjoining the Company from further infringement and unspecified monetary damages. In December 2010, the Court granted the Company’s motion for summary judgment that it did not infringe the patents held by Illumina and directed that the patent lawsuits brought by Illumina be dismissed and the cases closed. Illumina is appealing the Court’s decision. On March 14, 2011, the Company and Greogry L. Kirk filed a complaint against Illumina in the same Court, seeking correction of inventorship of the Patents by naming Dr. Kirk as an inventor.

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

Administrative Proceedings

The Company’s intellectual property is subject to a number of significant administrative actions. These proceedings could result in the Company’s patent protection being significantly modified or reduced, and the incurrence of significant costs and the consumption of substantial managerial resources. As of the three months ended March 31, 2011, the Company had not incurred significant costs in connection with administrative proceedings.

NOTE 8—INCOME TAXES

The provision for income tax for the first quarter of 2011 was approximately $0.3 million. The provision for income tax primarily consists of foreign taxes.

Due to the Company’s history of cumulative operating losses, management concluded that, after considering all the available objective evidence, it is not more likely than not that all the Company’s net deferred tax assets will be realized. Accordingly, all of the U.S. deferred tax assets, net of reserves for uncertain tax positions, continue to be subject to a valuation allowance as of March 31, 2011.

As of March 31, 2011, there have been no material changes to the total amount of unrecognized tax benefits.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 should be read in conjunction with our financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Overview

We develop, manufacture and sell products and services for genetic analysis to the life science research and clinical healthcare markets. Researchers around the world use our technology to better understand the role that genes play in disease, the effectiveness and safety of therapies and many other biological factors that affect human well-being. We sell our products to some of the world’s largest pharmaceutical, diagnostic and biotechnology companies, as well as leading academic, government and not-for-profit research institutions and more than 23,000 peer-reviewed papers have been published based on work using our products. We have more than 900 employees worldwide and maintain sales and distribution operations across the United States, Europe, Japan and Asia.

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

Overview of the First Quarter of 2011

In the first quarter of 2011, we achieved income from operations of $3.1 million and slightly better than breakeven net income as compared to a loss from operations and net loss of $2.7 million and $9.6 million, respectively, in the first quarter of 2010, despite lower revenues, largely due to a reduction in total operating expenses and improved margins. Revenues were lower due primarily to lower volume of sales. Additionally, we continued to generate positive operating cash flow during the quarter.

Below is a summary of our strategic initiatives which we remain focused on executing in 2011:

Entering new markets and expanding our product lines. Our goal is to expand our revenue base by entering new markets, growing our customer base and successfully commercializing our established and acquired technologies. In 2011, we intend to continue shifting our focus to the validation and routine testing markets which we believe are currently expanding at a higher compound annual growth rate than the discovery and exploration markets and will provide opportunities for more recurring revenue growth in the future. We seek to expand our product line with new products that combine automated instrumentation, powerful new biological assays, and new array designs and content.

Profitability. We remain focused on improving our operating leverage and were successful in achieving income from operations and net income in the first quarter of 2011. We further lowered our operating expenses in the first three months of 2011 as compared to the same period in 2010. Continued profitability in 2011 will depend on a number of factors, including but not limited to, increasing top-line revenue and sustained operating leverage.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. During the three months ended March 31, 2011, there have been no significant changes in our critical accounting policies and estimates compared to the disclosures in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

The following discussion compares the historical results of operations for the three months ended March 31, 2011 and 2010.

PRODUCT SALES

The components of product sales are as follows:

Dollars in thousands	Three Months Ended		Dollar	Percentage
	March 31,		change	change
	2011	2010	from 2010	from 2010
Consumables	$62,854	$66,263	$(3,409)	(5)%
Instruments	4,609	7,180	(2,571)	(36)
Total product sales	$67,463	$73,443	$(5,980)	(8)%

Total product sales decreased in the first quarter of 2011 as compared to the first quarter of 2010 primarily due to decreased consumable sales resulting from lower overall chip volumes. Additionally, instruments revenue decreased due to a decrease in volume of sales in the GeneTitan® family of products as well as a decrease in the volume of sales of other instruments.

SERVICES

Dollars in thousands	Three Months Ended		Dollar	Percentage
	March 31,		change	change
	2011	2010	from 2010	from 2010
Services	$4,508	$4,463	$45	1%

Services revenue remained relatively flat in the first quarter of 2011 as compared to the first quarter of 2010.

ROYALTIES AND OTHER REVENUE

Dollars in thousands	Three Months Ended		Dollar	Percentage
	March 31,		change	change
	2011	2010	from 2010	from 2010
Royalties and other revenue	$1,753	$2,281	$(528)	(23)%

Royalties and other revenue decreased by $0.5 million in the first quarter of 2011 as compared to the first quarter of 2010 primarily due to less research revenue in the first three months of 2011.

PRODUCT AND SERVICES GROSS MARGIN

Dollars in thousands	Three Months Ended		Dollar/Point
	March 31,		change from
	2011	2010	2010
Total gross margin on product sales	$43,564	$44,984	$(1,420)
Total gross margin on services	1,308	(126)	1,434

Product gross margin as a percentage of products sales	65%	61%	4

Service gross margin as a percentage of services	29%	(3)%	32

The increase in product gross margin is primarily due to a mix shift to higher margin chip products along with lower material costs and lower excess and obsolescence costs for products with finite lives. The cost improvements were partially offset by lower cost absorption during the first quarter of 2011 compared to the first quarter of 2010 due to higher production levels in 2010.

Service gross margin increased in the first quarter of 2011 as compared to the first quarter of 2010 primarily due to plant consolidation costs that were incurred in connection with the closing of the West Sacramento facility in the second quarter of 2010.

RESEARCH AND DEVELOPMENT EXPENSES

Dollars in thousands	Three Months Ended		Dollar	Percentage
	March 31,		change	change
	2011	2010	from 2010	from 2010
Research and development	$16,268	$18,479	$(2,211)	(12)%

The decrease in research and development expenses in the first quarter of 2011 as compared to the first quarter of 2010 was primarily due to savings in headcount-related expenses of $0.9 million resulting from lower headcount, a reduction of $1.0 million in spending on masks, chips and supplies due to a shift in the timing of development activities on new products and a decrease of $0.5 million in spending on consulting activities.

SELLING, GENERAL AND ADMINSTRATIVE EXPENSES

Dollars in thousands	Three Months Ended		Dollar	Percentage
	March 31,		change	change
	2011	2010	from 2010	from 2010
Selling, general and administrative	$27,212	$31,379	$(4,167)	(13)%

The decrease in selling, general and administrative expenses in the first quarter of 2011 as compared to the first quarter of 2010 was primarily due to savings of $1.3 million in headcount-related expenses resulting from lower headcount and $2.4 million in consulting and other services.

INTEREST INCOME AND OTHER, NET

The components of interest income and other, net, are as follows:

Dollars in thousands	Three Months Ended		Dollar	Percentage
	March 31,		change	change
	2011	2010	from 2010	from 2010
Interest income	$639	$762	$(123)	(16)%
Realized loss on equity investments, net	(1,057)	(4,163)	3,106	(75)
Currency loss, net	(1,372)	(189)	(1,183)	626
Other	(104)	(8)	(96)	1,200
Total interest income and other, net	$(1,894)	$(3,598)	$1,704	47%

The change in interest income and other, net in the first quarter of 2011 as compared to the first quarter of 2010 was primarily due to an expense of $1.2 million recorded during the first quarter of 2011 related to our non-marketable investment in a limited partnership fund as compared to an OTTI loss recognized on a non-marketable investment in a private biotechnology company of $4.9 million during the first quarter of 2010. We continue to monitor the liquidity and financing activities of strategic non-marketable investments to determine if any impairment exists. It is uncertain whether or not we will realize any long-term benefits associated with these strategic investments. In addition, realized gains on our equity investments during the period as compared to 2010 decreased while currency losses increased primarily due to the weakening of the U.S. dollar against the Euro.

INTEREST EXPENSE

Dollars in thousands	Three Months Ended		Dollar	Percentage
	March 31,		change	change
	2011	2010	from 2010	from 2010
Interest expense	$938	$2,432	$(1,494)	(61)%

Interest expense decreased in the first quarter of 2011 as compared to the first quarter of 2010 primarily due to a lower aggregate principal balance of our senior convertible notes resulting from our repurchases totaling $151.7 million in aggregate principal amount of our 3.50% senior convertible notes during 2010.

INCOME TAX PROVISION

Dollars in thousands	Three Months Ended		Dollar	Percentage
	March 31,		change	change
	2011	2010	from 2010	from 2010
Income tax provision	$274	$871	$(597)	(69)%

In the first quarter of 2011, the provision for income tax primarily consisted of foreign taxes. Due to our history of cumulative operating losses, management concluded that, after considering all the available objective evidence, it is not more likely than not that all our net deferred tax assets will be realized. Accordingly, all of our U.S. deferred tax assets, net of reserves for uncertain tax positions, continue to be subject to a valuation allowance as of March 31, 2011.

As of March 31, 2011, there have been no material changes to our total amount of unrecognized tax benefits.

Liquidity and Capital Resources

Liquidity

Historically, we have financed our operations primarily through product sales, sales of equity and debt securities such as our 3.50% convertible notes in 2007 and licensing of our technology.

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

As of March 31, 2011, we had cash, cash equivalents, and available-for-sale securities of approximately $243.8 million. We anticipate that our existing capital resources along with the cash to be generated from operations will enable us to maintain currently planned operations, acquisitions, debt repayments or repurchases and capital expenditures for the foreseeable future.

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

As of March 31, 2011, we have no credit facility or other committed sources of capital. To the extent capital resources are insufficient to meet future capital requirements; we will have to raise additional funds to continue the development of our technologies. There can be no assurance that such funds will be available on favorable terms, or at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to our stockholders. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into collaboration agreements on unattractive terms. Our inability to raise capital would have a material adverse effect on our business, financial condition and results of operations.

From time to time, we may seek to retire, repurchase, or exchange our convertible securities or common stock in open market purchases, privately negotiated transactions dependent on market conditions, liquidity, and contractual obligations and other factors such as we did during the year ended December 31, 2010.

Cashflow (in thousands)

	Three Months Ended
	March 31,
	2011	2010
Net cash provided by operating activities	$8,149	$5,734
Net cash (used in) provided by investing activities	(14,063)	5,130
Net cash used in financing activities	(208)	(470)
Effect of foreign currency translation on cash and cash equivalents	267	(265)
Net (decrease) increase in cash and cash equivalents	$(5,855)	$10,129

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2011 was comprised of a net income of less than $0.1 million, non-cash charges of $12.1 million and a $4.1 million decrease in operating assets. Adjustments for non-cash expenses include depreciation and amortization expense of $8.4 million, a net loss on investments of $1.1 million, which included a charge related to our non-marketable limited partnership investment fund of $1.2 million and stock-based compensation expense of $2.6 million.

Investing Activities

Our investing activities include net purchases, sales and maturities of available-for-sale securities of $12.9 million and capital expenditure of $1.2 million for the three months ended March 31, 2011. We monitor the level of cash and cash equivalents as compared to available-for-sale securities to manage the return on funds that resulted in net purchases of available-for-sale securities during the first quarter of 2011.

Our capital expenditures were primarily related to the purchase of manufacturing equipment and computer hardware.

Financing Activities

Our financing activities generally consist of stock option exercise activity under our employee stock plan. Cash used in the issuance of stock under our employee stock plan, net of treasury shares withheld for taxes, was $0.2 million for the first three months ended March 31, 2011.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

There have been no significant changes in our off-balance sheet arrangements and aggregate contractual obligations as compared to the disclosures in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

We derive a portion of our revenues in foreign currencies, predominantly in Europe and Japan. In addition, a portion of our assets are held in nonfunctional currencies of our subsidiaries. We use currency forward contracts to manage a portion of the currency exposures created from our activities denominated in foreign currencies. Our hedging program is designed to reduce, but does not entirely eliminate, the impact of currency exchange rate movements. See Note 1. “Summary of Significant Accounting Policies – Foreign Currency Derivatives” to our Condensed Consolidated Financial Statements elsewhere in this Quarterly Report on Form 10-Q for further information.

There have been no significant changes in our market risk compared to the disclosures in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Note 7. “Commitments and Contingencies” to our Condensed Consolidated Financial Statements elsewhere in this Quarterly Report on Form 10-Q, and is incorporated by reference herein.

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

As part of our strategy to develop and identify new technologies, products and services, we have made and may continue to acquire new technologies. Our integration of the operations of acquired businesses requires significant efforts, including the coordination of information technologies, research and development, sales and marketing, operations, manufacturing and finance. These efforts result in additional expenses and divert significant amounts of management’s time from other projects. Our failure to manage successfully and coordinate the growth of the combined company could also have an adverse impact on our business. In addition, there is no guarantee that some of the businesses we acquire will become profitable or remain so. If our acquisitions do not meet our initial expectations, we may record impairment charges.

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

Prior to 2002, we incurred losses each year since our inception, and we reported losses in 2006, and from 2008 through 2010. As a result, we had an accumulated deficit of approximately $450.5 million as of March 31, 2011. Our ability to achieve sustained profitability will depend, in part, on the rate of growth, if any, of our revenue and on the level of our expenses. We expect to continue incurring significant expenses related to research and development, sales and marketing efforts to commercialize our products, litigation and non-cash stock based compensation, and we expect to continue to experience fluctuations in our operating results. If our revenue grows more slowly than we anticipate, or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenue, we may not become profitable on a sustained basis, or at all.

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

A significant amount of our revenue is currently generated from sales outside the United States. Although such transactions are denominated in both U.S. dollars and foreign currencies, our future revenue, gross margin, expenses and financial condition are still affected by such factors as changes in foreign currency exchange rates; unexpected changes in, or impositions of, legislative or regulatory requirements, including export and trade barriers and taxes; longer payment cycles and greater difficulty in accounts receivable collection.

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

We periodically make strategic equity investments in various public and private companies with businesses or technologies that may complement our business. The market values of these strategic equity investments may fluctuate due to market conditions and other conditions over which we have no control. Other-than-temporary declines in the market price and valuations of the securities that we hold in other companies have required us to record losses relative to our ownership interest. This could result in future charges to our earnings. It is uncertain whether or not we will realize any long-term benefits associated with these strategic investments.

Global credit and financial market conditions could negatively impact the value of our current portfolio of cash equivalents or investments and our ability to meet our financing objectives.

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or investments since March 31, 2011, any significant deterioration in conditions of the global credit and financial markets may negatively impact our current portfolio of cash equivalents or investments or our ability to meet our financing objectives. Other-than-temporary declines in the market price and valuation of any of our investments would require us to adjust the carrying value of the investment through an impairment charge.

Risks Related to Government Regulation and Litigation

We and our customers are subject to various government regulations, and we may incur significant expenses to comply with, and experience delays in our product commercialization as a result of these regulations.

The Food and Drug Administration (“FDA”) has jurisdiction over the commercialization of medical devices, including in vitro diagnostic test kits and the reagents and instrumentation used in these tests. In vitro diagnostic tests, reagents, and instruments may be subject to pre-market review and post-market controls by the FDA. Certain in-vitro diagnostic products must also be approved by the regulatory agencies of foreign governments or jurisdictions before the product can be sold outside the United States. Commercialization of our and our collaborative partners’ in-vitro diagnostic products outside of the research environment may depend upon successful completion of clinical trials. Clinical development is a long, expensive and uncertain process and we do not know whether we, or any of our collaborative partners, will be permitted to undertake clinical trials of any potential in-vitro diagnostic products. It may take us or our collaborative partners many years to complete any such testing, and failure can occur at any stage. Delays or rejections of potential products may be encountered based on changes in regulatory policy during the period of product development and regulatory agency review. Moreover, if and when our projects reach clinical trials, we, or our collaborative partners, may decide to discontinue development of any or all of these projects at any time for commercial, scientific or other reasons. Any of the foregoing matters could have a material adverse effect on our business, financial condition and results of operations.

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

Third parties have asserted and may in the future assert that we are employing their proprietary technology without authorization. As we launch new products and enter new markets, we expect that competitors will claim that our products infringe their intellectual property rights as part of business strategies designed to impede our successful commercialization and entry into new markets. We are currently engaged in litigation with third parties who allege that we have infringed their intellectual property rights, including a lawsuit in which our competitor Illumina alleges that the manufacture and sale of certain of our new peg-based arrays and related instruments infringe two of their patents. See Note 7. “Commitments and Contingencies” to our Condensed Consolidated Financial Statements elsewhere in this Quarterly Report on Form 10-Q for further information. In addition, we are aware of third-party patents that may relate to our technology. We routinely receive notices claiming infringement from third parties as well as invitations to take licenses under third party patents. Third parties may have obtained, and may in the future obtain, patents allowing them to claim that the use of our technologies infringes these patents.

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

The market price of our common stock is volatile. Our common stock traded as low as $3.75 and as high as $8.38 per share during the twelve-month period ending March 31, 2011. Moreover, the daily volume of our common stock fluctuated from 182,300 to 9,290,900 shares during that period. Our stock price may be affected by a number of factors, including those listed in these “Risk Factors” and other, unknown factors. Our stock price also may be affected by comments by securities analysts regarding our business or prospects, our inability to meet analysts’ expectations, general fluctuations in the stock market or in the stock prices of our industry peers or our customers and general conditions and publicity regarding the genomics, biotechnology, pharmaceutical or life science industries.

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

April 29, 2011

Duly Authorized Officer and Principal Financial
And Accounting Officer

AFFYMETRIX, INC.

EXHIBIT INDEX

MARCH 31, 2011

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002