Form 10-Q
period 2011-06-30
AFFYMETRIX INC
filed 2011-07-29
CIK 913077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

COMMON SHARES OUTSTANDING ON JULY 26, 2011: 70,366,112

AFFYMETRIX, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AFFYMETRIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS:
Current assets:
Cash and cash equivalents	$27,396	$35,484
Restricted cash	312	287
Available-for-sale securities—short-term portion	45,021	67,223
Accounts receivable, net	44,606	52,281
Inventories	47,899	49,373
Deferred tax assets—short-term portion	1,002	1,071
Prepaid expenses and other current assets	6,524	9,422
Total current assets	172,760	215,141
Available-for-sale securities—long-term portion	182,916	134,190
Property and equipment, net	48,829	54,177
Acquired technology rights, net	32,738	38,858
Deferred tax assets—long-term portion	4,961	4,894
Other long-term assets	11,987	13,525
Total assets	$454,191	$460,785

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued liabilities	$37,718	$44,259
Deferred revenue—short-term portion	9,901	10,950
Total current liabilities	47,619	55,209
Deferred revenue—long-term portion	4,222	4,601
Other long-term liabilities	11,687	11,748
Convertible notes	95,469	95,472
Stockholders’ equity:
Common stock	704	706
Additional paid-in capital	745,950	742,206
Accumulated other comprehensive income	2,706	1,376
Accumulated deficit	(454,166)	(450,533)
Total stockholders’ equity	295,194	293,755
Total liabilities and stockholders’ equity	$454,191	$460,785

AFFYMETRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
REVENUE:
Product sales	$58,144	$65,103	$125,607	$138,546
Services	5,259	4,742	9,767	9,205
Royalties and other revenue	1,256	1,833	3,009	4,114
Total revenue	64,659	71,678	138,383	151,865
COSTS AND EXPENSES:
Cost of product sales	22,367	27,535	46,266	55,994
Cost of services and other	3,426	3,554	6,626	8,143
Research and development	15,298	17,815	31,566	36,294
Selling, general and administrative	26,675	28,428	53,887	59,807
Total costs and expenses	67,766	77,332	138,345	160,238
(Loss) income from operations	(3,107)	(5,654)	38	(8,373)
Interest income and other, net	499	738	(1,395)	(2,860)
Interest expense	937	2,340	1,875	4,772
Gain from repurchase of convertible notes	-	1,744	-	1,744
Loss before income taxes	(3,545)	(5,512)	(3,232)	(14,261)
Income tax provision	127	29	401	900
Net loss	$(3,672)	$(5,541)	$(3,633)	$(15,161)

Basic and diluted net loss per common share	$(0.05)	$(0.08)	$(0.05)	$(0.22)

Shares used in computing basic and diluted net loss per common share	69,504	69,030	70,700	68,981

AFFYMETRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,633)	$(15,161)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,511	17,472
Share-based compensation	4,374	5,032
Unrealized gain on hedging instruments	(50)	-
Realized gain on debt and equity investments	(84)	(255)
Other-than-temporary impairment on non-marketable securities	1,156	4,920
Deferred tax assets	2	(37)
Amortization of debt offering costs	204	520
Gain from repurchase of convertible notes	-	(1,744)
Gain on disposal of property and equipment	(295)	-
Impairment of property and equipment	-	348
Changes in operating assets and liabilities:
Accounts receivable, net	7,675	12,445
Inventories	1,474	(821)
Prepaid expenses and other assets	3,968	6,848
Accounts payable and accrued liabilities	(7,530)	(6,973)
Deferred revenue	(1,428)	(1,007)
Other long-term liabilities	(275)	(607)
Net cash provided by operating activities	22,069	20,980
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,447)	(5,631)
Purchases of available-for-sale securities	(53,482)	(268,648)
Proceeds from sales of available-for-sale securities	12,723	210,737
Proceeds from maturities of available-for-sale securities	14,030	80,422
Proceeds from sale of property and equipment	400	-
Purchase of technology rights	(150)	(250)
Net cash (used in) provided by investing activities	(29,926)	16,630
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	(632)	(926)
Repurchase of convertible notes	(3)	(24,676)
Net cash used in financing activities	(635)	(25,602)
Effect of exchange rate changes on cash and cash equivalents	404	(466)
Net (decrease) increase in cash and cash equivalents	(8,088)	11,542
Cash and cash equivalents at beginning of period	35,484	65,642
Cash and cash equivalents at end of period	$27,396	$77,184

AFFYMETRIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

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

Use of Estimates

The preparation of the consolidated financial statements is in conformity with GAAP, which requires management to make estimates and and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. On an on-going basis, management evaluates its estimates including, but not limited to, those related to revenue recognition, long-lived assets, derivative instruments and share-based compensation. The Company bases its estimates on historical experience and on various other market-specific and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.

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

Effective January 1, 2010, the Company adopted Auditing Standards Update (“ASU”) No. 2009-13, Revenue Recognition (ASC Topic 605) — Multiple-Deliverable Revenue Arrangements on a prospective basis, which establishes the relative selling price method whereby the Company is required to allocate consideration to all deliverables at the inception of the arrangement based on their relative selling prices and the change in accounting principle did not have a material impact on the Company’s financial results.

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

Services

Services revenue includes equipment service revenue; scientific services revenue, which includes associated consumables; and revenue from custom probe array design fees. Revenue from equipment service contracts are recognized ratably over the life of the contract.

Revenue from scientific and DNA analysis services are recognized upon shipment of the required data to the customer.

Revenue from custom probe array design fees associated with the Company’s GeneChip® CustomExpress™ and CustomSeq™ products are recognized when the associated products are shipped.

Royalties and Other Revenue

Royalties and other revenue include license revenue; royalties earned from third party license agreements; milestones and royalties earned from collaborative product development and supply agreements; subscription fees earned under GeneChip® array access programs; and research revenue, which mainly consists of amounts earned under government grants.

License revenue is generally recognized upon the execution of an agreement or is recognized ratably over the period of expected performance.

Revenue from royalties is recognized under the terms of the related agreement.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Employee stock options	6,311	5,717	6,311	5,717
Restricted stock subject to repurchase	1,628	1,642	1,628	1,642
Convertible notes	3,169	7,320	3,169	7,320
Total	11,108	14,679	11,108	14,679

Cash Equivalents, Available-for-Sale Securities and Investments

Marketable Securities

The Company’s investments consist of marketable equity and debt securities, including U.S. government notes and bonds; corporate notes, bonds and asset-backed securities; mortgage-backed securities, municipal notes and bonds; and publicly traded equity securities. The Company reports all securities with maturities at the date of purchase of 90 days or less that are readily convertible into cash and have insignificant interest rate risk as cash equivalents. The Company’s investments are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) (“OCI”) in stockholders’ equity. The cost of its marketable securities is adjusted for the amortization of premiums and discounts to maturity. This amortization is included in interest income and other, net. Realized gains and losses, as well as interest income, on available-for-sale securities are also included in interest income and other, net. The cost of securities sold is based on the specific identification method. The fair values of securities are based on quoted market prices. The Company includes its available-for-sale securities that have an effective maturity of less than twelve months as of the balance sheet date in current assets and those with an effective maturity greater than twelve months as of the balance sheet date in non-current assets. Refer to Note 3. “Financial Instruments – Investments in Debt and Equity Securities” for further information.

Non-marketable Securities

As part of the Company’s strategic efforts to gain access to potential new products and technologies, it invests in equity securities of certain private biotechnology companies. These investments are included in other assets in the Condensed Consolidated Balance Sheets and are carried at cost. The Company also owns approximately 6% interest in a limited partnership investment fund that is accounted for under the equity method.

Other-than-temporary Impairment

All of the Company’s marketable and non-marketable securities are subject to quarterly reviews for impairment that is deemed to be other-than-temporary (“OTTI”). An investment is considered other-than-temporarily impaired when its fair value is below its amortized cost and (1) the Company intends to sell the security; (2) it is “more likely than not” that the Company will be required to sell the security before recovery of its amortized cost basis or (3) the present value of expected cash flows from the investment is not expected to recover the entire amortized cost basis. Below is a summary of the Company’s analysis:
  Marketable securities – As part of its review, the Company is required to take into consideration current market conditions, extent and nature of change in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, all available information relevant to the collectability of debt securities and other factors when evaluating for the existence of OTTI in its securities portfolio. OTTI is separated into credit-related losses, which exists when amortized cost basis is not expected to be fully recovered, and non-credit related losses, which is the result of all other factors, such as illiquidity. Any credit-related OTTI is recognized in earnings while noncredit-related OTTI is recorded in OCI. Presentation of OTTI is made in the Condensed Consolidated Statements of Operations on a gross basis with an offset for the amount of OTTI recognized in OCI.
  Non-marketable securities – The Company periodically monitors the liquidity and financing activities of its non-marketable securities to determine if any impairment exists and accordingly writes down, to the extent necessary, the carrying value of the non-marketable equity securities to their estimated fair values. In order to determine whether a decline in value is other-than-temporary, the Company evaluates, among other factors: the duration and extent to which the fair value has been less than the carrying value; the financial condition of and business outlook of the issuer for the company, including key operational and cash flow metrics, current market conditions; and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in estimated fair value. Refer to Note 3. “Financial Instruments – Non-Marketable Securities” for further information.
Derivative Financial Instruments

The Company accounts for its derivative instruments as either assets or liabilities and carries them at fair value. Derivatives that are not defined as hedges must be adjusted to fair value through earnings.

For derivative instruments that hedge the exposure to variability in expected future cash flows that are designated as cash flow hedges, the Company measures the effectiveness of the derivative instruments by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item. The effective portion of the gain or loss on the derivative instrument is reported as a component of OCI in stockholders’ equity and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument is recognized in current earnings. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions. The net gain or loss on the effective portion of a derivative instrument that is designated as an economic hedge of the foreign currency translation exposure of the net investment in a foreign operation is reported in the same manner as a foreign currency translation adjustment. Refer to Note 3. “Financial Instruments – Foreign Currency Derivatives” for further information.

Recent Accounting Pronouncements

In June of 2011, Accounting Standards Codification Topic 220, Comprehensive Income was amended to increase the prominence of items reported in other comprehensive income. Accordingly, a company can present all non-owner changes in stockholders’ equity either in a single continuous statement of comprehensive income or in two separate but consecutive statements The Company plans to adopt this guidance as of January 1, 2012 on a retrospective basis and does not expect the adoption thereof to have a material effect on its consolidated financial statements.

NOTE 2—FAIR VALUE MEASUREMENTS

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
  Level 1: quoted prices in active markets for identical assets or liabilities;
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
The Company considers an active market to be one in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis, and views an inactive market as one in which there are few transactions for the asset or liability, the prices are not current, or price quotations vary substantially either over time or among market makers.  Where appropriate the Company’s or the counterparty’s non-performance risk is considered in determining the fair values of liabilities and assets, respectively.

The fair values of the Company’s Level 1 and Level 2 available-for-sale securities are based on quoted market prices and are included in cash and cash equivalents, available-for-sale securities—short-term portion and available-for-sale securities—long-term portion on the Company’s Condensed Consolidated Balance Sheets based on the maturity of the securities. The Company’s Level 3 assets consist of senior guaranteed notes that were transferred from Level 2 to Level 3 as of the end of June 30, 2011 due to the lack of frequency of pricing information available. The securities had a fair value of $4.1 million and were in an unrealized gain position at June 30, 2011. The senior guaranteed notes are issued by the National Credit Union Administration (“NCUA”), are collateralized by previously-issued residential mortgage-backed securities and fully guaranteed by the full faith and credit of the United States. Since there is no public active market for these securities, the Company determined the fair value using a discounted cash flow model based on estimated interest rates, timing and amount of cash flows, credit and liquidity premiums and yield percentages. The Company sold its Level 3 assets for a price above par during July 2011.

The fair value of the Company’s foreign currency derivative assets and liabilities is determined based on the estimated consideration the Company would pay or receive to terminate these agreements on the reporting date. The foreign currency derivative assets and liabilities are located in other current assets and accrued expenses, respectively, in the Condensed Consolidated Balance Sheets.

The fair value of the Company’s convertible notes is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for the convertible notes of the same remaining maturities. As of June 30, 2011 and December 31, 2010, the estimated fair value of the convertible notes was $95.5 million.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 (in thousands):

		Significant
	Quoted Prices	Other	Significant
	In Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2011:
Assets:
U.S. government obligations and agency securities*	$3,025	$52,204	$-	$55,229
U.S. corporate debt*	-	118,527	4,067	122,594
U.S. and non-U.S. money market funds	-	2,535	-	2,535
Non-U.S. government obligations and agency securities	-	5,577	-	5,577
Non-U.S. corporate debt and equity securities	531	42,471	-	43,002
Total	$3,556	$221,314	$4,067	$228,937

Foreign currency derivative assets	$-	$13	$-	$13

Liabilities:
Foreign currency derivative liabilities	$-	$1,134	$-	$1,134

December 31, 2010:
Assets:
U.S. government obligations and agency securities*	$3,008	$49,048	$-	$52,056
U.S. corporate debt*	-	103,192	-	103,192
U.S. and non-U.S. money market funds	-	3,634	-	3,634
Non-U.S. government obligations and agency securities	-	8,106	-	8,106
Non-U.S. corporate debt and equity securities	804	39,725	-	40,529
Total	$3,812	$203,705	$-	$207,517
* Included in the Company’s available-for-sale securities were mortgage-backed investments totaling approximately 7% and 4% of the total portfolio as at June 30, 2011 and December 31, 2010, respectively.

The following table presents a reconciliation of assets measured at fair value on a recurring basis, using significant unobservable inputs (Level 3) for the six months ended June 30, 2011 (in thousands):

Fair Value
Measurements
Using Significant
Unobservable Inputs
(Level 3)
Balance at December 31, 2010	$-
Transfers from Level 2	4,067
Balance at June 30, 2011	$4,067

NOTE 3—FINANCIAL INSTRUMENTS

Investments in Debt and Equity Securities

The following is a summary of available-for-sale securities as of June 30, 2011 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. government obligations and agency securities*	$54,919	$310	$-	$55,229
U.S. corporate debt*	122,302	589	(297)	122,594
U.S. and non-U.S. money market funds	2,532	3	-	2,535
Non-U.S. government obligations and agency securities	5,599	5	(27)	5,577
Non-U.S. corporate debt and equity securities	43,267	153	(418)	43,002
Total securities	$228,619	$1,060	$(742)	$228,937
Amounts included in:
Cash equivalents				$1,000
Available-for-sale securities				227,937
Total securities				$228,937
Amounts mature in:
Less than one year				$46,020
One to two years				99,233
More than two years				83,684
Total securities				$228,937

The following is a summary of available-for-sale securities as of December 31, 2010 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. government obligations and agency securities*	$52,047	$85	$(76)	$52,056
U.S. corporate debt*	103,601	275	(684)	103,192
U.S. and non-U.S. money market funds	3,642	-	(8)	3,634
Non-U.S. government obligations and agency securities	8,155	24	(73)	8,106
Non-U.S. corporate debt and equity securities	40,724	48	(243)	40,529
Total securities	$208,169	$432	$(1,084)	$207,517
Amounts included in:
Cash equivalents				$6,103
Available-for-sale securities				201,414
Total securities				$207,517
Amounts mature in:
Less than one year				$73,326
One to two years				45,690
More than two years				88,501
Total securities				$207,517
* Included in the Company’s available-for-sale securities were mortgage-backed investments totaling approximately 7% and 4% of the total portfolio as at June 30, 2011 and December 31, 2010, respectively.

Realized gains for the six months ended June 30, 2011 and 2010 were less than $0.1 million and $0.2 million, respectively. Realized losses for the six months ended June 30, 2011 and 2010 were less than $0.1 million and $0.2 million, respectively. Realized gains and losses are included in interest income and other, net in the Condensed Consolidated Statements of Operations. The gross unrealized losses as of June 30, 2011 and 2010 were primarily related to one mortgage-backed security with a carrying value of $0.6 million that was impacted by the weakening of the global economy and a lack of liquidity in the credit markets, which have not fully recovered. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of the Company’s other securities. Based on its review of these securities, including the assessment of the severity of the related unrealized losses, the Company has not recorded any OTTI on these securities for the six months ended June 30, 2011 and 2010.

Non-Marketable Securities

As of June 30, 2011 and December 31, 2010, the carrying amounts of the Company’s non-marketable securities, totaling $5.7 million and $6.8 million, respectively, equaled their estimated fair values. Their estimated fair values were based on liquidation and net realizable values. During the six months ended June 30, 2011, the Company recognized an expense totaling $1.2 million in interest income and other, net related to its limited partnership investment fund. During the six months ended June 30, 2010, the Company recorded an impairment charge on its non-marketable securities totaling $4.9 million, primarily due to a decline in the estimated fair value of an investment in a private biotechnology company that was deemed other-than-temporary as a result of the respective price per share paid by investors in the most recent round of financing for the company which was significantly lower than the carrying value of the Company’s investment. Net investment losses are included in interest income and other, net in the Condensed Consolidated Statements of Operations. Depending on market conditions, the Company may incur additional charges on this investment portfolio in the future.

Foreign Currency Derivatives

The Company derives a portion of its revenues in foreign currencies, predominantly in Europe and Japan, as part of its ongoing business operations. In addition, a portion of its assets are held in the nonfunctional currencies of its subsidiaries. The Company enters into foreign currency forward contracts to manage a portion of the volatility related to transactions that are denominated in foreign currencies. The Company’s foreign currency forward contracts are entered into for periods consistent with the related underlying exposures and do not constitute positions that are independent of those exposures. The Company’s accounting policies for these instruments are based on whether the instruments are classified as designated or non-designated hedging instruments. The Company records all derivatives on the Condensed Consolidated Balance Sheets at fair value. The effective portions of designated cash flow hedges are recorded in OCI until the hedged item is recognized in earnings. As of June 30, 2011, the Company’s existing foreign currency forward exchange contracts mature within 12 months. The deferred amount currently recorded in OCI and expected to be recognized into earnings over the next 12 months is a net loss of $0.1 million. Derivatives that are not designated as hedging instruments and the ineffective portions of cash flow hedges are adjusted to fair value through earnings.

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in other comprehensive income associated with such derivative instruments are reclassified immediately into earnings through other income and expense. Any subsequent changes in fair value of such derivative instruments are reflected in other income and expense unless they are re-designated as hedges of other transactions. The Company did not recognize any net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during 2011.

As of June 30, 2011, the total notional values of the Company’s foreign currency forward contracts that mature within 12 months are as follows (in thousands):

		Contracts
	Contracts	Not Designated
	Qualifying	or Qualifying
	as Hedges	as Hedges
June 30, 2011:
Euro	$3,421	$9,553
Japanese yen	830	3,948
British pound	974	2,947
Total	$5,225	$16,448

As of December 31, 2010, the Company did not have any unsettled foreign currency contracts in place.

As a result of the use of derivative instruments, the Company is exposed to the risk that the counterparties may be unable to meet the terms of the agreements. To mitigate the risk, only contracts with carefully selected highly-rated major financial institutions are entered into. In the event of non-performance by these counterparties, the asset position carrying values of the financial instruments represent the maximum amount of loss that can be incurred, however, no losses as a result of counterparty defaults are expected. The Company does not require and are not required to pledge collateral for these financial instruments. The Company does not enter into foreign currency forward contracts for trading or speculative purposes and is not party to any leveraged derivative instrument.

The following table shows the Company’s foreign currency derivatives measured at fair value as reflected on the Condensed Consolidated Balance Sheets as of June 30, 2011 (in thousands):

			Fair Value of
		Fair Value of	Derivatives Not
		Derivatives	Qualifying or
	Balance Sheet	Designated as	Designated as	Total
	Location	Hedge Instruments	Hedge Instruments	Fair Value
June 30, 2011:
Derivative assets:
Foreign exchange contracts	Other current assets	$13	$-	$13
Derivative liabilities:
Foreign exchange contracts	Accrued expenses	77	1,057	1,134

The following table shows the pre-tax effect of the Company’s derivative instruments on OCI for the three and six months ended June 30, 2011 (in thousands):

	Amount of Loss Recognized
	in OCI (Effective Portion)
	For the	For the
	Three Months	Six Months
Derivatives designated as cash flow hedges
Foreign exchange contracts	$(50)	$(50)

There were no amounts classified from OCI into Income during the three and six months ended June 30, 2011.

The following table shows the pre-tax effect of the Company’s derivative instruments on the Condensed Statements of Operations for the three and six months ended June 30, 2011 (in thousands):

	Amount of Loss Recognized
	in Statements of Operations
	(Amount Excluded from
	Effectiveness Testing)
	For the	For the	Location of Loss Recognized
	Three Months	Six Months	in Statements of Operations
Derivatives designated as cash flow hedges
Foreign exchange contracts	$(13)	$(13)	Interest Income and Other, Net

Derivatives not designated as hedging instruments
Foreign exchange contracts	(613)	(2,517)	Interest Income and Other, Net

The following table shows the pre-tax effect of the Company’s derivative instruments on the Condensed Statements of Operations for the three and six months ended June 30, 2010 (in thousands):

	Amount of Loss Recognized
	in Statements of Operations
	For the	For the	Location of Loss Recognized
	Three Months	Six Months	in Statements of Operations
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$(663)	$(1,500)	Interest Income and Other, Net

The Company did not have any derivatives designated as cash flow hedges as of June 30, 2010.

NOTE 4—SHARE-BASED COMPENSATION

The Company has a share-based compensation program that provides the Board of Directors broad discretion in creating equity incentives for employees, officers, directors and consultants. This program includes incentive and non-qualified stock options and non-vested stock awards (also known as restricted stock) granted under various stock plans. As of June 30, 2011, the Company had approximately 6.2 million shares of common stock reserved for future issuance under its share-based compensation plans. New shares are issued as a result of stock option exercises, restricted stock units vesting and restricted stock award grants.

The Company recognized share-based compensation expense as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Costs of sales	$282	$268	$573	$432
Research and development	511	548	1,038	1,101
Selling, general and administrative	1,013	1,887	2,763	3,499
Total stock-based compensation expense	$1,806	$2,703	$4,374	$5,032

As of June 30, 2011, $12.2 million of total unrecognized share-based compensation expense related to non-vested awards is expected to be recognized over the respective vesting terms of each award through 2015. The weighted-average term of the unrecognized share-based compensation expense is 2.7 years.

The fair value of options was estimated at the date of grant using a Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Risk free interest rate	1.8%	1.4%	2.2%	1.8%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	67%	76%	67%	76%
Expected option term (in years)	4.5	4.1	4.5	4.1

The risk free interest rate for periods within the contractual life of the Company’s stock options is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term is derived from an analysis of the Company’s historical exercise trends over ten years. The expected volatility for the three and six months ended June 30, 2011 and 2010 is based on a blend of historical and market-based implied volatility. Using the assumptions above, the weighted-average grant date fair value of options granted during the three months ended June 30, 2011 and 2010 was $3.16 and $3.83, respectively, and during the six months ended June 30, 2011 and 2010 was $2.91 and $4.13, respectively.

NOTE 5—INVENTORIES

At June 30, 2011 and December 31, 2010, inventories consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010
Raw materials	$14,828	$15,477
Work-in-process	9,265	9,235
Finished goods	23,806	24,661
Total	$47,899	$49,373

NOTE 6—ACQUIRED TECHNOLOGY RIGHTS

Acquired technology rights, with a carrying value of $110.6 million at June 30, 2011, are comprised of customer relationships, licenses to technology covered by patents owned by third parties or patents acquired by the Company and are amortized over the expected useful lives of these assets, which range from one to fifteen years. Accumulated amortization of these rights amounted to $77.9 million and $71.6 million at June 30, 2011 and December 31, 2010, respectively.

The expected future annual amortization expense of the Company’s acquired technology rights is as follows (in thousands):

Amortization
For the Year Ending December 31,	Expense
2011, remainder thereof	$6,215
2012	10,722
2013	8,213
2014	6,333
2015	1,000
Thereafter	255
Total	$32,738

NOTE 7—COMPREHENSIVE LOSS

The components of comprehensive loss are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net loss	$(3,672)	$(5,541)	$(3,633)	$(15,161)
Foreign currency translation adjustment	210	(201)	415	(466)
Unrealized gain (loss) on securities	909	(920)	965	(2,790)
Unrealized loss on hedging contracts	(50)	-	(50)	-
Comprehensive loss	$(2,603)	$(6,662)	$(2,303)	$(18,417)

NOTE 8—WARRANTIES

Product Warranty Commitment

The Company provides for anticipated warranty costs at the time the associated product revenue is recognized. Product warranty costs are estimated based upon the Company’s historical experience and the applicable warranty period. The Company periodically reviews the adequacy of its warranty reserve and adjusts, if necessary, the warranty percentage and accrual based on actual experience and estimated costs to be incurred. Information regarding the changes in the Company’s product warranty liability for the six months ended June 30, 2011 is as follows (in thousands):

Amount
Balance at December 31, 2010	$1,493
Additions charged to cost of product sales	262
Repairs and replacements	(697)
Balance at June 30, 2011	$1,058

NOTE 9—LEGAL PROCEEDINGS

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

Illumina Lawsuit

On May 4, 2009 and November 3, 2009, the Company was named as a defendant in complaints filed by plaintiff Illumina, Inc., in the United States District Court for the Western District of Wisconsin (the “Court”). In the complaints, plaintiff alleged that the Company is infringing Patent Nos. 7,510,841 and 7,612,020 (the “Patents”) by making and selling certain of the GeneChip® products. Plaintiff sought a permanent injunction enjoining the Company from further infringement and unspecified monetary damages. In December 2010, the Court granted the Company’s motion for summary judgment that it did not infringe the patents held by Illumina and directed that the patent lawsuits brought by Illumina be dismissed and the cases closed. Illumina is appealing the Court’s decision and oral arguments on the appeal are scheduled to be heard on August 4, 2011. On March 14, 2011, the Company and Gregory L. Kirk filed a complaint against Illumina in the same Court, seeking correction of inventorship of the Patents by naming Dr. Kirk as an inventor. On July 11, 2011, the Court determined that the case should be stayed pending outcome of the appeal and therefore administratively closed the action with leave to reopen following resolution of the appeal.

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

Administrative Proceedings

The Company’s intellectual property is subject to a number of significant administrative actions. These proceedings could result in the Company’s patent protection being significantly modified or reduced, and the incurrence of significant costs and the consumption of substantial managerial resources. As of the three and six months ended June 30, 2011, the Company had not incurred significant costs in connection with administrative proceedings.

NOTE 10—INCOME TAXES

The provision for income tax for the three and six months ended June 30, 2011 was approximately $0.1 million and $0.4 million, respectively. The provision for income tax primarily consists of foreign taxes.

Due to the Company’s history of cumulative operating losses, management concluded that, after considering all the available objective evidence, it is not more likely than not that all the Company’s net deferred tax assets will be realized. Accordingly, all of the U.S. deferred tax assets, net of reserves for uncertain tax positions, continue to be subject to a valuation allowance as of June 30, 2011.

In the normal course of business, the Company is subject to examination by taxing authorities in the U.S. and multiple foreign jurisdictions. The Company is currently under U.S. federal income tax examination for the 2004, 2005, 2006, 2008 and 2009 tax years.

As of June 30, 2011, there have been no material changes to the total amount of unrecognized tax benefits.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 should be read in conjunction with our financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Overview

We develop, manufacture and sell products and services for genetic analysis to the life science research and clinical healthcare markets. Researchers around the world use our technology to better understand the role that genes play in disease, the effectiveness and safety of therapies and many other biological factors that affect human well-being. We sell our products to some of the world’s largest pharmaceutical, diagnostic and biotechnology companies, as well as leading academic, government and not-for-profit research institutions and more than 23,500 peer-reviewed papers have been published based on work using our products. We have more than 900 employees worldwide and maintain sales and distribution operations across the United States, Europe, Japan and Asia.

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

Overview of the Three and Six Months Ended June 30, 2011

During the second quarter of 2011, our business was adversely affected by a significant drop in sales of consumables to our academic and pharmaceutical customers, particularly in North America, which led to a decrease in revenue as compared to the same period in 2010. Due to lower revenues, we incurred a net loss of $3.7 million for the quarter. However, we generated cash flows from operations of $13.9 million in the second quarter and further decreased our operating expenses by $4.3 million as compared to the same period in 2010.

For the six months ended June 30, 2011, we achieved income from operations of slightly better than breakeven as compared to a loss from operations of $8.4 million for the same period in 2010 despite lower revenues, largely due to a reduction of $10.6 million in total operating expenses and improved gross margins. Revenues were lower due primarily to lower volume of sales. Additionally, as of June 30, 2011, we generated positive operating cash flow of $22.1 million.

Frank Witney, Ph.D., became our new chief executive officer and president in July 2011. Under Dr. Witney’s leadership, our focus remains on carrying out the strategic initiatives that we laid out at the beginning of the year:

Entering new markets and expanding our product lines. Our goal is to expand our revenue base by entering new markets, growing our customer base and successfully commercializing our established and acquired technologies. In 2011, we intend to continue to expand our focus to include the validation and routine testing markets which we believe offer attractive compound annual growth rates and opportunities for more recurring revenue growth in the future. We seek to expand our product line with new products that combine automated instrumentation, powerful new biological assays, and new array designs and content.

Profitability. We remain focused on improving our operating leverage and were successful in lowering our operating expenses in the first six months of 2011 as compared to the same period in 2010. Profitability in 2011 will depend on a number of factors, including but not limited to, increasing top-line revenue and sustained operating leverage.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. During the three and six months ended June 30, 2011, there have been no significant changes in our critical accounting policies and estimates compared to the disclosures in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

The following discussion compares the historical results of operations for the three and six months ended June 30, 2011 and 2010.

PRODUCT SALES

The components of product sales are as follows:

Dollars in thousands	Three Months Ended		Dollar	Percentage		Six Months Ended		Dollar	Percentage
	June 30,		change	change		June 30,		change	change
	2011	2010	from 2010	from 2010		2011	2010	from 2010	from 2010
Consumables	$54,346	$60,632	$(6,286)	(10	) %	$117,200	$126,895	$(9,695)	(8	) %
Instruments	3,798	4,471	(673)	(15)		8,407	11,651	(3,244)	(28)
Total product sales	$58,144	$65,103	$(6,959)	(11	) %	$125,607	$138,546	$(12,939)	(9	) %

Total product sales decreased in the three and six months ended June 30, 2011 as compared to the same period in 2010 primarily due to decreased consumable sales resulting from lower overall chip volumes.

Additionally, instruments revenue decreased in the three and six months ended June 30, 2011 primarily due to lower sales of instruments.

SERVICES

Dollars in thousands	Three Months Ended		Dollar	Percentage	Six Months Ended		Dollar	Percentage
	June 30,		change	change	June 30,		change	change
	2011	2010	from 2010	from 2010	2011	2010	from 2010	from 2010
Services	$5,259	$4,742	$517	11%	$9,767	$9,205	$562	6%

Services revenue increased in the three and six months ended June 30, 2011 as compared to the same period in 2010 primarily due to increased scientific service revenue.

ROYALTIES AND OTHER REVENUE

Dollars in thousands	Three Months Ended		Dollar	Percentage		Six Months Ended		Dollar	Percentage
	June 30,		change	change		June 30,		change	change
	2011	2010	from 2010	from 2010		2011	2010	from 2010	from 2010
Royalties and other revenue	$1,256	$1,833	$(577)	(31	) %	$3,009	$4,114	$(1,105)	(27	) %

Royalties and other revenue decreased in the three and six months ended June 30, 2011 as compared to the same periods in 2010 primarily due to less royalties and lower research revenue in 2011.

PRODUCT AND SERVICES GROSS MARGIN

Dollars in thousands	Three Months Ended		Dollar/Point	Six Months Ended		Dollar/Point
	June 30,		change from	June 30,		change from
	2011	2010	2010	2011	2010	2010
Total gross margin on product sales	$35,777	$37,568	$(1,791)	$79,341	$82,552	$(3,211)
Total gross margin on services	1,833	1,188	645	3,141	1,062	2,079

Product gross margin as a percentage of products sales	62%	58%	4	63%	60%	3

Service gross margin as a percentage of services	35%	25%	10	32%	12%	20

Despite lower revenues, we experienced an increase in product gross margin as a percentage of revenue for the three and six months ended June 30, 2011, as compared to the same periods in 2010, primarily due to a mix shift to higher margin chip products along with lower material and warranty costs, and plant consolidation activities expenses and excess and obsolescence costs for products with finite lives incurred in 2010. These cost improvements were partially offset by lower cost absorption due to higher production levels in 2010.

Service gross margin increased in the three and six months ended June 30, 2011 as compared to the same periods in 2010 primarily due to plant consolidation costs that were incurred in connection with the closing of the West Sacramento facility in the second quarter of 2010.

RESEARCH AND DEVELOPMENT EXPENSES

Dollars in thousands	Three Months Ended		Dollar	Percentage		Six Months Ended		Dollar	Percentage
	June 30,		change	change		June 30,		change	change
	2011	2010	from 2010	from 2010		2011	2010	from 2010	from 2010
Research and development	$15,298	$17,815	$(2,517)	(14	) %	$31,566	$36,294	$(4,728)	(13	) %

The decrease in research and development expenses for the three and six months ended June 30, 2011 as compared to 2010 was primarily due to savings in headcount-related expenses of $0.7 million and $1.6 million, respectively, adjustments of $0.5 million in variable compensation impacting both periods, reductions of $1.0 million and $2.0 million, respectively, in spending on masks, chips and supplies due to the completion of developmental activities on products in 2010, and decreases of $0.4 million and $0.9 million, respectively, in spending on consulting activities.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Dollars in thousands	Three Months Ended		Dollar	Percentage		Six Months Ended		Dollar	Percentage
	June 30,		change	change		June 30,		change	change
	2011	2010	from 2010	from 2010		2011	2010	from 2010	from 2010
Selling, general and administrative	$26,675	$28,428	$(1,753)	(6	) %	$53,887	$59,807	$(5,920)	(10	) %

The decrease in selling, general and administrative expenses for the three months ended June 30, 2011 as compared to 2010 was primarily due to savings of $0.6 million from variable compensation adjustments, $0.8 million in legal services and $1.0 million from headcount-related expenses. These decreases were partially offset by one-time severance benefits to our former chief executive officer.

For the six months ended June 30, 2011, the decrease in selling, general and administrative expenses as compared to the same period in 2011 was primarily due to savings of $2.5 million from headcount-related expenses, $0.6 million from variable compensation adjustments and $3.2 million in consulting and other services. These decreases were partially offset by one-time severance benefits to our former chief executive officer.

INTEREST INCOME AND OTHER, NET

Dollars in thousands	Three Months Ended		Dollar	Percentage		Six Months Ended		Dollar	Percentage
	June 30,		change	change		June 30,		change	change
	2011	2010	from 2010	from 2010		2011	2010	from 2010	from 2010
Interest income	$639	$670	$(31)	(5	) %	$1,277	$1,432	$(155)	(11	) %
Realized loss on equity investments, net	(15)	(197)	182	92		(1,072)	(4,360)	3,288	75
Currency (loss) gain, net	(407)	232	(639)	(275)		(1,779)	44	(1,823)	(4,143)
Other	282	33	249	755		179	24	155	646
Total interest income and other, net	$499	$738	$(239)	(32	) %	$(1,395)	$(2,860)	$1,465	51%

The change in interest income and other, net for the three months ended June 30, 2011 as compared to the same period in 2010 was primarily due to increased currency losses due to the weakening of the U.S. dollar against the Euro versus the prior period.

The change in interest income and other, net for the six months ended June 30, 2011 as compared to the same period in 2010 was primarily due to an expense of $1.2 million recorded during the first quarter of 2011 related to our non-marketable investment in a limited partnership fund as compared to an OTTI loss of $4.9 million recognized on a non-marketable investment in a private biotechnology company during the first quarter of 2010. We continue to monitor the liquidity and financing activities of strategic non-marketable investments to determine if any impairment exists and it is uncertain whether or not we will realize any long-term benefits associated with these strategic investments. In addition, realized gains on our equity investments decreased during 2011 as compared to 2010 as well as increased currency losses primarily due to the weakening of the U.S. dollar against the Euro.

INTEREST EXPENSE

Dollars in thousands	Three Months Ended		Dollar	Percentage		Six Months Ended		Dollar	Percentage
	June 30,		change	change		June 30,		change	change
	2011	2010	from 2010	from 2010		2011	2010	from 2010	from 2010
Interest expense	$937	$2,340	$(1,403)	(60	) %	$1,875	$4,772	$(2,897)	(61	) %

Interest expense decreased in the three and six months ended June 30, 2011 as compared to the same period in 2010 due to a lower aggregate principal balance of our senior convertible notes resulting from our repurchases totaling $151.7 million in aggregate principal amount of our 3.50% senior convertible notes during 2010.

INCOME TAX PROVISION

Dollars in thousands	Three Months Ended		Dollar	Percentage	Six Months Ended		Dollar	Percentage
	June 30,		change	change	June 30,		change	change
	2011	2010	from 2010	from 2010	2011	2010	from 2010	from 2010
Income tax provision	$127	$29	$98	338%	$401	$900	$(499)	(55	) %

In the three and six months ended June 30, 2011, the provision for income tax consisted primarily of foreign taxes. Due to our history of cumulative operating losses, management concluded that, after considering all the available objective evidence, it is not more likely than not that all our net deferred tax assets will be realized. Accordingly, all of our U.S. deferred tax assets, net of reserves for uncertain tax positions, continue to be subject to a valuation allowance as of June 30, 2011.

Our future effective income tax rate depends on various factors, including tax legislation changes and the overall levels and geographic mix of pretax earnings.

In the normal course of business, we are subject to examination by taxing authorities in the U.S. and multiple foreign jurisdictions. We are currently under U.S. federal income tax examination for the 2004, 2005, 2006, 2008 and 2009 tax years.

As of June 30, 2011, there have been no material changes to our total amount of unrecognized tax benefits.

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

As of June 30, 2011, we had cash, cash equivalents, and available-for-sale securities of approximately $255.6 million. We anticipate that our existing capital resources along with the cash to be generated from operations will enable us to maintain currently planned operations, acquisitions, debt repayments or repurchases and capital expenditures for the foreseeable future.

However, this expectation is based on our current operating and financing plans, which are subject to change, and therefore we could require additional funding. Factors that may cause us to require additional funding may include, but are not limited to, lower sales of our products and services; future acquisitions; our ability to maintain existing collaborative and customer arrangements and establish and maintain new collaboration and customer arrangements; the progress of our research and development programs; initiation or expansion of research programs and collaborations; the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; the effectiveness of product commercialization activities and arrangements; the purchase of patent licenses; and other factors.

As of June 30, 2011, we have no credit facility or other committed sources of capital. To the extent capital resources are insufficient to meet future capital requirements; we will have to raise additional funds to continue the development of our technologies. There can be no assurance that such funds will be available on favorable terms, or at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to our stockholders. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into collaboration agreements on unattractive terms. Our inability to raise capital would have a material adverse effect on our business, financial condition and results of operations.

From time to time, we may seek to retire, repurchase, or exchange our convertible securities or common stock in open market purchases, privately negotiated transactions dependent on market conditions, liquidity, and contractual obligations and other factors such as we did during the year ended December 31, 2010.

Cashflow (in thousands)

	Six Months Ended
	June 30,
	2011	2010
Net cash provided by operating activities	$22,069	$20,980
Net cash (used in) provided by investing activities	(29,926)	16,630
Net cash used in financing activities	(635)	(25,602)
Effect of foreign currency translation on cash and cash equivalents	404	(466)
Net (decrease) increase in cash and cash equivalents	$(8,088)	$11,542

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2011 was comprised of a net loss of $3.6 million, non-cash charges of $21.8 million and a $3.9 million increase in operating assets. Adjustments for non-cash expenses include depreciation and amortization expense of $16.5 million, an impairment charge related to our non-marketable limited partnership investment fund of $1.2 million and share-based compensation expense of $4.4 million.

Investing Activities

Our investing activities include the purchases, sales and maturities of available-for-sale securities. We monitor the level of cash and cash equivalents as compared to available-for-sale securities to manage the return on funds that resulted in net purchases totaling $26.7 million of available-for-sale securities during the first six months of 2011.

We also had capital expenditures of $3.4 million during the period which were primarily related to the purchase of manufacturing equipment and computer hardware.

Financing Activities

Our financing activities generally consist of stock option exercise activity under our employee stock plan. Cash used in the issuance of stock under our employee stock plan, net of treasury shares withheld for taxes, was $0.6 million for the first six months ended June 30, 2011.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Other than the amended lease agreements as reported to the Securities and Exchange Commission in a Current Report on Form 8-K on July 14, 2011 that extended the lease terms for our corporate offices located in Santa Clara, there have been no significant changes in our off-balance sheet arrangements and aggregate contractual obligations as compared to the disclosures in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

We derive a portion of our revenues in foreign currencies, predominantly in Europe and Japan. In addition, a portion of our assets are held in nonfunctional currencies of our subsidiaries. We use currency forward contracts to manage a portion of the currency exposures created from our activities denominated in foreign currencies. Our hedging program is designed to reduce, but does not entirely eliminate, the impact of currency exchange rate movements. See Note 3. “Financial Instruments” to our Condensed Consolidated Financial Statements elsewhere in this Quarterly Report on Form 10-Q for further information.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Note 9. “Legal Proceedings” to our Condensed Consolidated Financial Statements elsewhere in this Quarterly Report on Form 10-Q, and is incorporated by reference herein.

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

Our success in the molecular diagnostics market depends on our collaborative relationships and the ability of our collaborative partners to achieve regulatory approval for such products in the United States and in overseas markets, and successfully market and sell products using our technologies.

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

The market for our products and services is highly competitive, has high barriers to entry and has several other large companies with significant market share. For example, companies such as Illumina, Inc., Agilent Technologies and Life Technologies Corporation have products for genetic analysis that are directly competitive with certain of our products. In addition, Illumina, Inc., Life Technologies Corporation and Pacific Biosciences of California, Inc. also offer DNA sequencing technology which we do not offer. As the costs of DNA sequencing fall, we will face increased competition in certain of our existing and potential markets. We also face competition from established diagnostic companies such as Beckman Coulter, Becton, Dickinson and Company, bioMérieux, Celera Diagnostics, Johnson & Johnson, Gen-Probe Incorporated and Roche Diagnostics, which have made strategic commitments to diagnostics, have financial and other resources to invest in new technologies, and have substantial intellectual property portfolios, substantial experience in new product development and regulatory expertise. In addition, our collaborative partners may compete with us.

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

We outsource the manufacturing of our instruments to a limited number of suppliers. Some of our instruments and other key parts of our product lines, including components of our manufacturing equipment and certain raw materials used in the manufacture of our products are currently only available from a single supplier. Therefore, we depend on our suppliers to supply our instruments, or components of our products, in required volumes, at appropriate quality and reliability levels, and in compliance with regulatory requirements on a timely basis. If supplies from these vendors do not meet our requirements, or were delayed or interrupted for any reason, we would not be able to commercialize our products successfully or in a timely fashion, and our business could be adversely impacted.

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

Prior to 2002, we incurred losses each year since our inception, and we reported losses in 2006, and from 2008 through June 30, 2011. As a result, we had an accumulated deficit of approximately $454.2 million as of June 30, 2011. Our ability to achieve sustained profitability will depend, in part, on the rate of growth, if any, of our revenue and on the level of our expenses. We expect to continue incurring significant expenses related to research and development, sales and marketing efforts to commercialize our products, litigation and non-cash stock based compensation, and we expect to continue to experience fluctuations in our operating results. If our revenue grows more slowly than we anticipate, or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenue, we may not become profitable on a sustained basis, or at all.

If we do not attract and retain key employees, our business could be impaired.

To be successful, we must attract and retain qualified scientific, engineering, manufacturing, sales, marketing and management personnel. To expand our research, product development and sales efforts we need additional people skilled in areas such as bioinformatics, organic chemistry, information services, regulatory affairs, manufacturing, sales, marketing and technical support. Competition for these people is intense, and our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating our existing employees. For example, our stock price has been volatile in recent years, resulting in a significant number of stock options granted to our employees having a strike price that is higher than the current trading price of our common stock. If we are unable to hire, train and retain a sufficient number of qualified employees, we will not be able to expand our business or our business could be adversely affected.

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

Changes in overall levels and the geographic mix of pretax earnings may adversely impact our future effective tax rate. Certain jurisdictions have lower tax rates, and the amount of earnings to be taxed in these jurisdictions may fluctuate. If we do not have profitable operations in these jurisdictions, our effective tax rate could be adversely impacted. Changes in tax laws, applicability of tax holidays and regulatory requirements in the countries in which we operate could have a material impact on our tax provision. To the extent that we are unable to continue to reinvest a substantial portion of our profits in our foreign operations, we may be subject to effective income tax rate increases in the future. We are subject to tax audits were tax authorities may challenge the allocation of profits between our subsidiaries and we may not prevail in any such challenge. If we were not to prevail, we could be subject to higher tax rates or double tax.

Estimates are required in determining any valuation allowance to be recorded against our net deferred tax assets. Changes in the amount of valuation allowance required may significantly impact our financial results of operations.

In the normal course of business, the Company is subject to examination by taxing authorities in the U.S. and multiple foreign jurisdictions. The Company is currently under U.S. federal income tax examination for the 2004, 2005, 2006, 2008 and 2009 tax years.

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

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or investments since June 30, 2011, any significant deterioration in conditions of the global credit and financial markets, including deterioration that may be caused by a failure of the U.S. government to raise its debt ceiling, may negatively impact our current portfolio of cash equivalents or investments or our ability to meet our financing objectives. Other-than-temporary declines in the market price and valuation of any of our investments would require us to adjust the carrying value of the investment through an impairment charge.

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

Third parties have asserted and may in the future assert that we are employing their proprietary technology without authorization. As we launch new products and enter new markets, we expect that competitors will claim that our products infringe their intellectual property rights as part of business strategies designed to impede our successful commercialization and entry into new markets. We are currently engaged in litigation with third parties who allege that we have infringed their intellectual property rights, including a lawsuit in which our competitor Illumina, Inc. alleges that the manufacture and sale of certain of our new peg-based arrays and related instruments infringe two of their patents. See Note 9. “Legal Proceedings” to our Condensed Consolidated Financial Statements elsewhere in this Quarterly Report on Form 10-Q for further information. In addition, we are aware of third-party patents that may relate to our technology. We routinely receive notices claiming infringement from third parties as well as invitations to take licenses under third party patents. Third parties may have obtained, and may in the future obtain, patents allowing them to claim that the use of our technologies infringes these patents.

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

Our common stock traded as low as $3.75 and as high as $8.07 per share during the twelve-month period ending June 30, 2011. Moreover, the daily volume of our common stock fluctuated from 182,300 to 9,290,900 shares during that period. Our stock price may be affected by a number of factors, including those listed in these “Risk Factors” and other, unknown factors. Our stock price also may be affected by comments by securities analysts regarding our business or prospects, our inability to meet analysts’ expectations, general fluctuations in the stock market or in the stock prices of our industry peers or our customers and general conditions and publicity regarding the genomics, biotechnology, pharmaceutical or life science industries.

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

In addition to factors that affect the spending levels of our customers described above, additional factors could cause our operating results to fluctuate, including:

•	competition;

•	our inability to produce products in sufficient quantities and with appropriate quality;

•	the frequency of experiments conducted by our customers;

•	our customers’ inventory of products;

•	the receipt of relatively large orders with short lead times; and

•	our customers’ expectations as to how long it takes us to fill future orders.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

10.43	Offer Letter from the Company to Frank Witney dated May 26, 2011.
10.44	Separation Agreement between the Company and Kevin M. King dated May 31, 2011.
10.45(1)	Sixth Amendment to Lease between SI 34, LLC, as successor in interest to Sobrato Interests, and the Company dated July 11, 2011 (3380 Central Expressway, Santa Clara, CA).
10.46(1)	Second Amendment to Lease between SI 34, LLC, as successor in interest to Sobrato Interests, and the Company dated July 11, 2011 (3420 Central Expressway, Santa Clara, CA).
10.47(1)	Second Amendment to Lease between SI 34, LLC, as successor in interest to Sobrato Interests, and the Company dated July 11, 2011 (3450 Central Expressway, Santa Clara, CA).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to Registrant’s Current Report on Form 8-K as filed on July 14, 2011 (File No. 000-28128)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	By:	/s/ TIMOTHY C. BARABE
	Name:	Timothy C. Barabe
	Title:	Executive Vice President and Chief Financial Officer

July 29, 2011

Duly Authorized Officer and Principal Financial
And Accounting Officer

AFFYMETRIX, INC.

EXHIBIT INDEX

JUNE 30, 2011

Exhibit Number	Description of Document

10.43	Offer Letter from the Company to Frank Witney dated May 26, 2011.
10.44	Separation Agreement between the Company and Kevin M. King dated May 31, 2011.
10.45(1)	Sixth Amendment to Lease between SI 34, LLC, as successor in interest to Sobrato Interests, and the Company dated July 11, 2011 (3380 Central Expressway, Santa Clara, CA).
10.46(1)	Second Amendment to Lease between SI 34, LLC, as successor in interest to Sobrato Interests, and the Company dated July 11, 2011 (3420 Central Expressway, Santa Clara, CA).
10.47(1)	Second Amendment to Lease between SI 34, LLC, as successor in interest to Sobrato Interests, and the Company dated July 11, 2011 (3450 Central Expressway, Santa Clara, CA).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to Registrant’s Current Report on Form 8-K as filed on July 14, 2011 (File No. 000-28128)