Form 10-Q
period 2011-09-30
AFFYMETRIX INC
filed 2011-11-03
CIK 913077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

COMMON SHARES OUTSTANDING ON OCTOBER 28, 2011: 70,473,456

AFFYMETRIX, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AFFYMETRIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS:
Current assets:
Cash and cash equivalents	$32,391	$35,484
Restricted cash	294	287
Available-for-sale securities—short-term portion	53,439	67,223
Accounts receivable, net	41,101	52,281
Inventories	47,872	49,373
Deferred tax assets—short-term portion	964	1,071
Prepaid expenses and other current assets	7,940	9,422
Total current assets	184,001	215,141
Available-for-sale securities—long-term portion	177,851	134,190
Property and equipment, net	45,124	54,177
Acquired technology rights, net	29,468	38,858
Deferred tax assets—long-term portion	4,981	4,894
Other long-term assets	9,731	13,525
Total assets	$451,156	$460,785

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued liabilities	$40,305	$44,259
Deferred revenue—short-term portion	9,671	10,950
Total current liabilities	49,976	55,209
Deferred revenue—long-term portion	4,125	4,601
Other long-term liabilities	13,769	11,748
Convertible notes	95,469	95,472
Stockholders’ equity:
Common stock	705	706
Additional paid-in capital	748,156	742,206
Accumulated other comprehensive income	2,911	1,376
Accumulated deficit	(463,955)	(450,533)
Total stockholders’ equity	287,817	293,755
Total liabilities and stockholders’ equity	$451,156	$460,785

AFFYMETRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
REVENUE:
Product sales	$57,001	$67,273	$182,608	$205,819
Services	5,262	4,929	15,029	14,134
Royalties and other revenue	1,724	1,770	4,733	5,884
Total revenue	63,987	73,972	202,370	225,837
COSTS AND EXPENSES:
Cost of product sales	24,647	29,822	70,913	85,816
Cost of services and other	3,001	3,677	9,627	11,820
Research and development	15,328	16,175	46,894	52,469
Selling, general and administrative	26,915	26,309	80,802	86,116
Total costs and expenses	69,891	75,983	208,236	236,221
Loss from operations	(5,904)	(2,011)	(5,866)	(10,384)
Interest income and other, net	(2,154)	760	(3,549)	(2,100)
Interest expense	991	1,537	2,866	6,309
Gain from repurchase of convertible notes	-	4,108	-	5,852
(Loss) income before income taxes	(9,049)	1,320	(12,281)	(12,941)
Income tax provision	740	352	1,141	1,252
Net (loss) income	$(9,789)	$968	$(13,422)	$(14,193)

Basic net (loss) income per common share	$(0.14)	$0.01	$(0.19)	$(0.21)

Diluted net (loss) income per common share	$(0.14)	$0.01	$(0.19)	$(0.21)

Shares used in computing basic net (loss) income per common share	69,719	68,875	70,790	68,945

Shares used in computing diluted net (loss) income per common share	69,719	69,223	70,790	68,945

AFFYMETRIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,422)	$(14,193)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24,974	26,373
Share-based compensation	6,602	7,563
Unrealized gain on hedging instruments	303	-
Realized gain on debt and equity investments	(120)	(195)
Other-than-temporary impairment on securities	1,899	4,920
Provision for note receivable	2,151	-
Deferred tax assets	20	13
Amortization of debt offering costs	306	688
Gain from repurchase of convertible notes	-	(5,852)
(Gain) loss on disposal of property and equipment	(137)	434
Impairment of property and equipment	-	348
Changes in operating assets and liabilities:
Accounts receivable, net	11,180	12,526
Inventories	1,501	2,153
Prepaid expenses and other assets	3,253	7,533
Accounts payable and accrued liabilities	(4,948)	(14,497)
Deferred revenue	(1,755)	(1,866)
Other long-term liabilities	1,807	(545)
Net cash provided by operating activities	33,614	25,403
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,920)	(6,616)
Purchases of available-for-sale securities	(78,951)	(420,504)
Proceeds from sales of available-for-sale securities	27,974	362,771
Proceeds from maturities of available-for-sale securities	19,350	106,777
Proceeds from sale of property and equipment	400	-
Purchase of technology rights	(150)	(883)
Net cash (used in) provided by investing activities	(36,297)	41,545
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	(650)	(1,098)
Repurchase of convertible notes	(3)	(91,755)
Net cash used in financing activities	(653)	(92,853)
Effect of exchange rate changes on cash and cash equivalents	243	404
Net decrease in cash and cash equivalents	(3,093)	(25,501)
Cash and cash equivalents at beginning of period	35,484	65,642
Cash and cash equivalents at end of period	$32,391	$40,141

AFFYMETRIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

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

Use of Estimates

The preparation of the consolidated financial statements is in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. On an on-going basis, management evaluates its estimates including, but not limited to, those related to revenue recognition, long-lived assets, derivative instruments and share-based compensation. The Company bases its estimates on historical experience and on various other market-specific and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.

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

Net (Loss) Income Per Common Share

Basic net (loss) income per common share is calculated using the weighted-average number of common shares outstanding during the period less the weighted-average shares subject to repurchase. Diluted net (loss) income per common share gives effect to dilutive common stock subject to repurchase, stock options (calculated based on the treasury stock method) and convertible debt (calculated using an as-if-converted method).

The following table sets forth a reconciliation of basic and diluted net (loss) income per common share (in thousands except per common share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Numerator:
Net (loss) income	$(9,789)	$968	$(13,422)	$(14,193)

Denominator:
Shares used in computing basic net (loss) income per common share	69,719	68,875	70,790	68,945
Add effect of dilutive securities:
Employee stock options	-	104	-	-
Common stock subject to repurchase	-	244	-	-
Shares used in computing diluted net (loss) income per common share	69,719	69,223	70,790	68,945

Basic net (loss) income per common share	$(0.14)	$0.01	$(0.19)	$(0.21)

Diluted net (loss) income per common share	$(0.14)	$0.01	$(0.19)	$(0.21)

Diluted earnings per share, if any, include certain potential dilutive securities from outstanding stock options (on the treasury stock method), common stock subject to repurchase and convertible notes (on the as-if-converted basis). The securities excluded from diluted earnings per common share, on an actual outstanding basis, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Employee stock options	6,214	7,040	6,214	7,144
Restricted stock subject to repurchase	1,794	1,850	1,794	2,094
Convertible notes	3,169	4,933	3,169	4,933
Total	11,177	13,823	11,177	14,171

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

Other-than-temporary Impairment

All of the Company’s marketable and non-marketable securities are subject to quarterly reviews for impairment that is deemed to be other-than-temporary (“OTTI”). An investment is considered other-than-temporarily impaired when its fair value is below its amortized cost and (1) the Company intends to sell the security; (2) it is “more likely than not” that the Company will be required to sell the security before recovery of its amortized cost basis or (3) the present value of expected cash flows from the investment is not expected to recover the entire amortized cost basis. Below is a summary of the Company’s analysis:

●
Marketable securities – As part of its review, the Company is required to take into consideration current market conditions, extent and nature of change in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, all available information relevant to the collectability of debt securities and other factors when evaluating for the existence of OTTI in its securities portfolio. OTTI is separated into credit-related losses, which exists when amortized cost basis is not expected to be fully recovered, and non-credit related losses, which is the result of all other factors, such as illiquidity. Any credit-related OTTI is recognized in earnings while noncredit-related OTTI is recorded in OCI. Presentation of OTTI is made in the Condensed Consolidated Statements of Operations on a gross basis with an offset for the amount of OTTI recognized in OCI. During the three months ended September 30, 2011, the Company recorded an impairment charge of $0.5 million due to OTTI of its investment in a publicly-traded company. Refer to Note 3. “Financial Instruments – Investments in Debt and Equity Securities” for further information.

●
Non-marketable securities – The Company periodically monitors the liquidity and financing activities of its non-marketable securities to determine if any impairment exists and accordingly writes down, to the extent necessary, the carrying value of the non-marketable equity securities to their estimated fair values. In order to determine whether a decline in value is other-than-temporary, the Company evaluates, among other factors: the duration and extent to which the fair value has been less than the carrying value; the financial condition of and business outlook of the issuer for the company, including key operational and cash flow metrics, current market conditions; and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in estimated fair value. During the three months ended September 30, 2011, the Company wrote-off an investment in a private biotechnology company totaling $0.2 million. Refer to Note 3. “Financial Instruments – Non-Marketable Securities” for further information.

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

NOTE 2—FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions and risk of nonperformance.

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

●	Level 1: quoted prices in active markets for identical assets or liabilities;

●
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

●	Level 3: unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company considers an active market to be one in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis, and views an inactive market as one in which there are few transactions for the asset or liability, the prices are not current, or price quotations vary substantially either over time or among market makers. Where appropriate, the Company’s or the counterparty’s non-performance risk is considered in determining the fair values of liabilities and assets, respectively.

The fair values of the Company’s Level 1 and Level 2 available-for-sale securities are based on quoted market prices and are included in cash and cash equivalents, available-for-sale securities—short-term portion and available-for-sale securities—long-term portion on the Company’s Condensed Consolidated Balance Sheets based on the maturity of the securities. During the three months ended September 30, 2011, the Company held Level 3 assets that consisted of senior guaranteed notes that were transferred from Level 2 to Level 3 as of the end of June 30, 2011 due to the lack of frequency of pricing information available. At the time of the transfer, the securities had a fair value of $4.1 million and were in an unrealized gain position. The senior guaranteed notes were issued by the National Credit Union Administration (“NCUA”), collateralized by previously-issued residential mortgage-backed securities and fully guaranteed by the full faith and credit of the United States. Since there is no public active market for these securities, the Company determined the fair value using a discounted cash flow model based on estimated interest rates, timing and amount of cash flows, credit and liquidity premiums and yield percentages. The Company sold its Level 3 assets for a price above par during the three months ended September 30, 2011. As of September 30, 2011 and December 31, 2010, the Company held no financial assets or liabilities requiring Level 3 classification.

The fair value of the Company’s foreign currency derivative assets and liabilities is determined based on the estimated consideration the Company would pay or receive to terminate these agreements on the reporting date. The foreign currency derivative assets and liabilities are located in other current assets and accrued expenses, respectively, in the Condensed Consolidated Balance Sheets.

The fair value of the Company’s convertible notes is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for the convertible notes of the same remaining maturities. As of September 30, 2011 and December 31, 2010, the estimated fair value of the convertible notes was $95.5 million.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 (in thousands):

		Significant
	Quoted Prices	Other
	In Active	Observable
	Markets	Inputs
	(Level 1)	(Level 2)	Total
September 30, 2011:
Assets:
U.S. government obligations and agency securities*	$3,024	$49,956	$52,980
U.S. corporate debt*	-	125,741	125,741
U.S. and non-U.S. money market funds	-	2,532	2,532
Non-U.S. government obligations and agency securities	-	3,981	3,981
Non-U.S. corporate debt and equity securities	328	46,728	47,056
Total	$3,352	$228,938	$232,290

Foreign currency derivative assets	$-	$551	$551

Liabilities:
Foreign currency derivative liabilities	$-	$432	$432

December 31, 2010:
Assets:
U.S. government obligations and agency securities*	$3,008	$49,048	$52,056
U.S. corporate debt*	-	103,192	103,192
U.S. and non-U.S. money market funds	-	3,634	3,634
Non-U.S. government obligations and agency securities	-	8,106	8,106
Non-U.S. corporate debt and equity securities	804	39,725	40,529
Total	$3,812	$203,705	$207,517
* Included in the Company’s available-for-sale securities were mortgage-backed investments totaling approximately 5% and 4% of the total portfolio as at September 30, 2011 and December 31, 2010, respectively.

The following table presents a reconciliation of assets measured at fair value on a recurring basis, using significant unobservable inputs (Level 3) for the nine months ended September 30, 2011 (in thousands):

Fair Value
Measurements
Using Significant
Unobservable Inputs
(Level 3)
Balance at December 31, 2010	$-
Transfers from Level 2	4,067
Sale of Level 3 assets	(4,067)
Balance at September 30, 2011	$-

NOTE 3—FINANCIAL INSTRUMENTS

Investments in Debt and Equity Securities

The following is a summary of available-for-sale securities as of September 30, 2011 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. government obligations and agency securities*	$52,628	$358	$(6)	$52,980
U.S. corporate debt*	125,886	542	(687)	125,741
U.S. and non-U.S. money market funds	2,532	-	-	2,532
Non-U.S. government obligations and agency securities	4,019	1	(39)	3,981
Non-U.S. corporate debt and equity securities	47,189	142	(275)	47,056
Total securities	$232,254	$1,043	$(1,007)	$232,290
Amounts included in:
Cash equivalents				$1,000
Available-for-sale securities				231,290
Total securities				$232,290
Amounts mature in:
Less than one year				$54,439
One to two years				94,119
More than two years				83,732
Total securities				$232,290

The following is a summary of available-for-sale securities as of December 31, 2010 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. government obligations and agency securities*	$52,047	$85	$(76)	$52,056
U.S. corporate debt*	103,601	275	(684)	103,192
U.S. and non-U.S. money market funds	3,642	-	(8)	3,634
Non-U.S. government obligations and agency securities	8,155	24	(73)	8,106
Non-U.S. corporate debt and equity securities	40,724	48	(243)	40,529
Total securities	$208,169	$432	$(1,084)	$207,517
Amounts included in:
Cash equivalents				$6,103
Available-for-sale securities				201,414
Total securities				$207,517
Amounts mature in:
Less than one year				$73,326
One to two years				45,690
More than two years				88,501
Total securities				$207,517
* Included in the Company’s available-for-sale securities were mortgage-backed investments totaling approximately 5% and 4% of the total portfolio as at September 30, 2011 and December 31, 2010, respectively.

Realized gains for the nine months ended September 30, 2011 and 2010 were less than $0.1 million and $0.6 million, respectively. Realized losses for the nine months ended September 30, 2011 and 2010 were less than $0.1 million and $0.2 million, respectively. Realized gains and losses are included in interest income and other, net in the Condensed Consolidated Statements of Operations. The gross unrealized losses as of September 30, 2011 and 2010 included a mortgage-backed security with a carrying value of $0.6 million that was impacted by the weakening of the global economy and a lack of liquidity in the credit markets, which have not fully recovered. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of the Company’s other securities. During the three months ended September 30, 2011, the Company recognized OTTI of $0.5 million on an investment in an equity security due to a significant decline in fair value. The carrying value of this equity security, after recording the OTTI, was $0.3 million as of September 30, 2011. No further OTTI was recognized on any securities during the three and nine months ended September 30, 2010.

Non-Marketable Securities

As of September 30, 2011 and December 31, 2010, the carrying amounts of the Company’s non-marketable securities, totaling $5.7 million and $6.8 million, respectively, equaled their estimated fair values. Their estimated fair values were based on liquidation and net realizable values.

During the three and nine months ended September 30, 2011, the Company recorded impairment charges totaling $0.2 million and $1.3 million, respectively, primarily related to its limited partnership investment fund. During the nine months ended September 30, 2010, the Company recorded impairment charges on its non-marketable securities totaling $5.3 million, primarily due to declines in the estimated fair value of two investments in private biotechnology companies that were deemed other-than-temporary as a result of the respective price per share paid by investors in the most recent round of financing for the companies, which in each case, was significantly lower than the carrying value of the Company’s investments. Net investment losses are included in interest income and other, net in the Condensed Consolidated Statements of Operations. Depending on market conditions, the Company may incur additional charges on this investment portfolio in the future.

Foreign Currency Derivatives

The Company derives a portion of its revenues in foreign currencies, predominantly in Europe and Japan, as part of its ongoing business operations. In addition, a portion of its assets are held in the nonfunctional currencies of its subsidiaries. The Company enters into foreign currency forward contracts to manage a portion of the volatility related to transactions that are denominated in foreign currencies. The Company’s foreign currency forward contracts are entered into for periods consistent with the related underlying exposures and do not constitute positions that are independent of those exposures. The Company’s accounting policies for these instruments are based on whether the instruments are classified as designated or non-designated hedging instruments. The Company records all derivatives on the Condensed Consolidated Balance Sheets at fair value. The effective portions of designated cash flow hedges are recorded in OCI until the hedged item is recognized in earnings. As of September 30, 2011, the Company’s existing foreign currency forward exchange contracts mature within 12 months. The deferred amount currently recorded in OCI and expected to be recognized into earnings over the next 12 months is a net loss of $0.3 million. Derivatives that are not designated as hedging instruments and the ineffective portions of cash flow hedges are adjusted to fair value through earnings.

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in other comprehensive income associated with such derivative instruments are reclassified immediately into earnings through other income and expense. Any subsequent changes in fair value of such derivative instruments are reflected in other income and expense unless they are re-designated as hedges of other transactions. The Company has not recognized any net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during 2011.

As of September 30, 2011, the total notional values of the Company’s foreign currency forward contracts that mature within 12 months are as follows (in thousands):

		Contracts
	Contracts	Not Designated
	Qualifying	or Qualifying
	as Hedges	as Hedges
September 30, 2011:
Euro	$7,204	$5,667
Japanese yen	6,092	3,143
British pound	2,581	2,206
Total	$15,877	$11,016

As of December 31, 2010, the Company did not have any unsettled foreign currency contracts in place.

As a result of the use of derivative instruments, the Company is exposed to the risk that the counterparties may be unable to meet the terms of the agreements. To mitigate the risk, the Company only enters into contracts with carefully selected highly-rated major financial institutions. In the event of non-performance by these counterparties, the asset position carrying values of the financial instruments represent the maximum amount of loss that can be incurred, however, no losses as a result of counterparty defaults are expected. The Company does not require and are not required to pledge collateral for these financial instruments. The Company does not enter into foreign currency forward contracts for trading or speculative purposes and is not party to any leveraged derivative instrument.

The following table shows the Company’s foreign currency derivatives measured at fair value as reflected on the Condensed Consolidated Balance Sheets as of September 30, 2011 (in thousands):

			Fair Value of
		Fair Value of	Derivatives Not
		Derivatives	Qualifying or
	Balance Sheet	Designated as	Designated as	Total
	Location	Hedge Instruments	Hedge Instruments	Fair Value
September 30, 2011:
Derivative assets:
Foreign exchange contracts	Other current assets	$444	$107	$551
Derivative liabilities:
Foreign exchange contracts	Accrued expenses	220	212	432

The following table shows the pre-tax effect of the Company’s derivative instruments on OCI for the three and nine months ended September 30, 2011 (in thousands):

	Amount of Gain (Loss) Recognized
	in OCI (Effective Portion)
	For the	For the
	Three Months	Nine Months
Derivatives designated as cash flow hedges
Foreign exchange contracts	$353	$303

There were no amounts classified from OCI into the Condensed Statements of Operations during the three and nine months ended September 30, 2011.

The following table shows the pre-tax effect of the Company’s derivative instruments on the Condensed Statements of Operations for the three and nine months ended September 30, 2011 (in thousands):

	Amount of Gain (Loss) Recognized
	in Statements of Operations
	(Amount Excluded from
	Effectiveness Testing)
			Location of Gain (Loss) Recognized
	For the Three Months	For the Nine Months	in Statements of Operations
Derivatives designated as cash flow hedges
Foreign exchange contracts	$(66)	$(79)	Interest Income and Other, Net
Derivatives not designated as hedging instruments:
Foreign exchange contracts	625	(1,892)	Interest Income and Other, Net

The following table shows the pre-tax effect of the Company’s derivative instruments on the Condensed Statements of Operations for the three and nine months ended September 30, 2010 (in thousands):

	Amount of Gain (Loss) Recognized
	in Statements of Operations
			Location of Gain (Loss) Recognized
	For the Three Months	For the Nine Months	in Statements of Operations
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$(1,007)	$493	Interest Income and Other, Net

The Company did not have any derivatives designated as cash flow hedges as of September 30, 2010.

NOTE 4—SHARE-BASED COMPENSATION

The Company has a share-based compensation program that provides the Board of Directors broad discretion in creating equity incentives for employees, officers, directors and consultants. This program includes incentive and non-qualified stock options and non-vested stock awards (also known as restricted stock) granted under various stock plans. As of September 30, 2011, the Company had approximately 5.8 million shares of common stock reserved for future issuance under its share-based compensation plans. New shares are issued as a result of stock option exercises, restricted stock units vesting and restricted stock award grants.

The Company recognized share-based compensation expense as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Costs of sales	$267	$268	$840	$700
Research and development	503	537	1,541	1,638
Selling, general and administrative	1,458	1,726	4,221	5,225
Total stock-based compensation expense	$2,228	$2,531	$6,602	$7,563

As of September 30, 2011, $12.3 million of total unrecognized share-based compensation expense related to non-vested awards is expected to be recognized over the respective vesting terms of each award through 2015. The weighted-average term of the unrecognized share-based compensation expense is 2.6 years. As of September 30, 2011, 0.2 million of the outstanding restricted stock units were performance-based restricted stock units.

The fair value of options was estimated at the date of grant using a Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Risk free interest rate	1.2%	1.0%	1.8%	1.1%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	67%	76%	67%	76%
Expected option term (in years)	4.5	4.1	4.5	4.1

The risk free interest rate for periods within the contractual life of the Company’s stock options is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term is derived from an analysis of the Company’s historical exercise trends over ten years. The expected volatility for the three and nine months ended September 30, 2011 and 2010 is based on a blend of historical and market-based implied volatility. Using the assumptions above, the weighted-average grant date fair value of options granted during the three months ended September 30, 2011 and 2010 was $3.31 and $2.41, respectively, and during the nine months ended September 30, 2011 and 2010 was $3.05 and $2.66, respectively.

Employee Stock Purchase Plan

In August 2011, the Company’s Board of Directors adopted the 2011 Employee Stock Purchase Plan (“ESPP”) that is subject to approval by the stockholders at the next annual meeting. The ESPP reserved a total of 7.0 million shares of the Company’s common stock for issuance under the plan and permits eligible employees to purchase common stock at a discount through payroll deductions.

The price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first day of the offering period or the last day of the purchase period, whichever is lower. The offering periods are twelve months and include two six month purchase periods that result in a look-back for determining the purchase price of up to 12 months. Employees can invest up to 15% of their gross compensation through payroll deductions. In no event would an employee be permitted to purchase more than 750 shares of common stock during any six-month purchase period.  The initial offering period is scheduled to commence in November 2011. No shares have been issued as of September 30, 2011 under the ESPP.

NOTE 5—INVENTORIES

At September 30, 2011 and December 31, 2010, inventories consisted of the following (in thousands):

	September 30,	December 31,
	2011	2010
Raw materials	$10,854	$15,477
Work-in-process	10,620	9,235
Finished goods	26,398	24,661
Total	$47,872	$49,373

NOTE 6—ACQUIRED TECHNOLOGY RIGHTS

Acquired technology rights, with a gross carrying value of $110.6 million at September 30, 2011, are comprised of customer relationships, licenses to technology covered by patents owned by third parties or patents acquired by the Company and are amortized over the expected useful lives of these assets, which range from one to fifteen years. Accumulated amortization of these rights amounted to $81.1 million and $71.6 million at September 30, 2011 and December 31, 2010, respectively.

The expected future annual amortization expense of the Company’s acquired technology rights is as follows (in thousands):

Amortization
For the Year Ending December 31,	Expense
2011, remainder thereof	$2,974
2012	10,689
2013	8,214
2014	6,333
2015	1,000
Thereafter	258
Total	$29,468

NOTE 7—COMPREHENSIVE (LOSS) INCOME

The components of comprehensive (loss) income are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net (loss) income	$(9,789)	$968	$(13,422)	$(14,193)
Foreign currency translation adjustment	(33)	870	382	404
Unrealized (loss) gain on securities	(115)	1,017	850	(1,773)
Unrealized gain on hedging contracts	353	-	303	-
Comprehensive (loss) income	$(9,584)	$2,855	$(11,887)	$(15,562)

NOTE 8—WARRANTIES

The Company provides for anticipated warranty costs at the time the associated product revenue is recognized. Product warranty costs are estimated based upon the Company’s historical experience and the applicable warranty period. The Company periodically reviews the adequacy of its warranty reserve and adjusts, if necessary, the warranty percentage and accrual based on actual experience and estimated costs to be incurred. Information regarding the changes in the Company’s product warranty liability for the nine months ended September 30, 2011 is as follows (in thousands):

Amount
Balance at December 31, 2010	$1,493
Additions charged to cost of product sales	482
Repairs and replacements	(1,219)
Balance at September 30, 2011	$756

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

Illumina Lawsuit

On May 4, 2009 and November 3, 2009, the Company was named as a defendant in complaints filed by plaintiff Illumina, Inc., in the United States District Court for the Western District of Wisconsin (the “District Court”). In the complaints, plaintiff alleged that the Company is infringing Patent Nos. 7,510,841 and 7,612,020 (the “Patents”) by making and selling certain of the GeneChip® products. Plaintiff sought a permanent injunction enjoining the Company from further infringement and unspecified money damages. In December 2010, the District Court granted the Company’s motion for summary judgment that it did not infringe the patents held by Illumina and directed that the patent lawsuits brought by Illumina be dismissed and the cases closed. Illumina appealed the District Court’s decision and on August 18, 2011, the Court of Appeals for the Federal Circuit affirmed the District Court’s decision, and the appellate mandate issued on September 26, 2011. On March 14, 2011, the Company and Gregory L. Kirk filed a complaint against Illumina in the same District Court, seeking correction of inventorship of the Patents by naming Dr. Kirk as an inventor. On July 11, 2011, the District Court determined that the case should be stayed pending outcome of the appeal and therefore administratively closed the action with leave to reopen following resolution of the appeal. On September 26, 2011, the Company and Dr. Kirk filed a motion to reopen the case seeking correction of inventorship.

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

Administrative Proceedings

The Company’s intellectual property is subject to a number of significant administrative actions. These proceedings could result in the Company’s patent protection being significantly modified or reduced, and the incurrence of significant costs and the consumption of substantial managerial resources. As of the three and nine months ended September 30, 2011, the Company had not incurred significant costs in connection with administrative proceedings.

NOTE 10—INCOME TAXES

The provision for income tax for the three and nine months ended September 30, 2011 was approximately $0.7 million and $1.1 million, respectively. The provision for income tax primarily consists of foreign taxes.

Due to the Company’s history of cumulative operating losses, management concluded that, after considering all the available objective evidence, it is not more likely than not that all the Company’s net deferred tax assets will be realized. Accordingly, as of September 30, 2011, the Company has recorded a full valuation allowance against all U.S. and certain foreign deferred tax assets, net of reserves for uncertain tax positions.

In the normal course of business, the Company is subject to examination by taxing authorities in the U.S. and multiple foreign jurisdictions. The Company is currently under U.S. federal income tax examination for the 2004, 2005, 2006, 2008 and 2009 tax years.

As of September 30, 2011, there have been no material changes to the total amount of unrecognized tax benefits.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 should be read in conjunction with our financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Overview

We develop, manufacture and sell products and services for genetic analysis to the life science research and clinical healthcare markets. Researchers around the world use our technology to better understand the role that genes play in disease, the effectiveness and safety of therapies and many other biological factors that affect human well-being. We sell our products to some of the world’s largest pharmaceutical, diagnostic and biotechnology companies, as well as leading academic, government and not-for-profit research institutions and more than 24,000 peer-reviewed papers have been published based on work using our products. We have more than 900 employees worldwide and maintain sales and distribution operations across the United States, Europe, Asia and Latin America.

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

Overview of the Three and Nine Months Ended September 30, 2011

During the third quarter of 2011, our business continued to be affected by a significant drop in the volume of sales of consumables to our academic and pharmaceutical customers, particularly in North America, which led to a decrease in revenue as compared to the same period in 2010. Primarily due to lower revenues from product sales, we incurred a net loss of $9.8 million for the quarter. We also generated cash flows from operations of $11.5 million in the third quarter.

For the nine months ended September 30, 2011, we recognized a net loss of $13.4 million primarily due to lower revenues, partially offset by lower total operating expenses and improved gross margins. Revenues were lower due primarily to lower volume of product sales. Additionally, for the nine months ended September 30, 2011, we generated positive operating cash flow of $33.6 million.

Our focus remains on carrying out the following strategic initiatives:

Entering new markets and expanding our product lines. Our goal is to expand our revenue base by entering new markets, growing our customer base and successfully commercializing our established and acquired technologies. In the future, we intend to continue to expand our focus to include the validation and routine testing markets which we believe offer attractive compound annual growth rates and opportunities for more recurring revenue growth in the future. We seek to expand our product line with new products that combine automated instrumentation, powerful new biological assays, and new array designs and content.

Improving operating leverage. We remain focused on improving our operating leverage and were successful in lowering our operating expenses in the first nine months of 2011 as compared to the same period in 2010. Profitability in the future will depend on a number of factors, including but not limited to, increasing top-line revenue and sustained operating leverage.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. During the three and nine months ended September 30, 2011, there have been no significant changes in our critical accounting policies and estimates compared to the disclosures in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

The following discussion compares the historical results of operations for the three and nine months ended September 30, 2011 and 2010.

PRODUCT SALES

The components of product sales are as follows:

Dollars in thousands	Three Months Ended		Dollar	Percentage	Nine Months Ended		Dollar	Percentage
	September 30,		change	change	September 30,		change	change
	2011	2010	from 2010	from 2010	2011	2010	from 2010	from 2010
Consumables	$52,930	$61,858	$(8,928)	(14)%	$170,131	$188,753	$(18,622)	(10)%
Instruments	4,071	5,415	(1,344)	(25)	12,477	17,066	(4,589)	(27)
Total product sales	$57,001	$67,273	$(10,272)	(15)%	$182,608	$205,819	$(23,211)	(11)%

Total product sales decreased in the three and nine months ended September 30, 2011 as compared to the same period in 2010 primarily due to decreased consumable sales resulting from lower overall chip volumes.

Additionally, instruments revenue decreased in the three and nine months ended September 30, 2011 primarily due to lower volume of sales of instruments.

SERVICES

Dollars in thousands	Three Months Ended		Dollar	Percentage	Nine Months Ended		Dollar	Percentage
	September 30,		change	change	September 30,		change	change
	2011	2010	from 2010	from 2010	2011	2010	from 2010	from 2010
Services	$5,262	$4,929	$333	7%	$15,029	$14,134	$895	6%

Services revenue increased in the three and nine months ended September 30, 2011 as compared to the same period in 2010 primarily due to increased scientific service revenue.

ROYALTIES AND OTHER REVENUE

Dollars in thousands	Three Months Ended		Dollar	Percentage	Nine Months Ended		Dollar	Percentage
	September 30,		change	change	September 30,		change	change
	2011	2010	from 2010	from 2010	2011	2010	from 2010	from 2010
Royalties and other revenue	$1,724	$1,770	$(46)	(3)%	$4,733	$5,884	$(1,151)	(20)%

Royalties and other revenue decreased in the three and nine months ended September 30, 2011 as compared to the same periods in 2010 primarily due to less royalties and lower research revenue in 2011.

PRODUCT AND SERVICES GROSS MARGIN

Dollars in thousands	Three Months Ended		Dollar/Point	Nine Months Ended		Dollar/Point
	September 30,		change from	September 30,		change from
	2011	2010	2010	2011	2010	2010
Total gross margin on product sales	$32,354	$37,451	$(5,097)	$111,695	$120,003	$(8,308)
Total gross margin on services	2,261	1,252	1,009	5,402	2,314	3,088

Product gross margin as a percentage of products sales	57%	56%	1	61%	58%	3
Service gross margin as a percentage of services and other	43%	25%	18	36%	16%	20

Despite lower revenues, we experienced a slight increase in product gross margin as a percentage of revenue for the three and nine months ended September 30, 2011, as compared to the same periods in 2010, primarily due to a mix shift to higher margin chip products along with lower material, warranty and excess and obsolescence costs as well as plant consolidation activities expenses incurred in 2010. These cost improvements were partially offset by lower cost absorption due to higher production levels in 2010.

Service gross margin increased in the three and nine months ended September 30, 2011 as compared to the same periods in 2010 primarily due to plant consolidation costs that were incurred in connection with the closing of the West Sacramento facility in the second quarter of 2010.

RESEARCH AND DEVELOPMENT EXPENSES

Dollars in thousands	Three Months Ended		Dollar	Percentage	Nine Months Ended		Dollar	Percentage
	September 30,		change	change	September 30,		change	change
	2011	2010	from 2010	from 2010	2011	2010	from 2010	from 2010
Research and development	$15,328	$16,175	$(847)	(5)%	$46,894	$52,469	$(5,575)	(11)%

The decrease in research and development expenses for the three and nine months ended September 30, 2011 as compared to 2010 was primarily due to savings in headcount-related expenses of $0.3 million and $1.9 million, respectively, and variable compensation expenses of $0.8 million and $1.3 million, respectively, as well as reduced spending on masks, chips and supplies of $0.9 million and $2.9 million, respectively, due to the completion of developmental activities on products in 2010 . This was partially offset by an increase in facilities expenses primarily due to an expense of $1.2 million related to the plant consolidation activities of our Oakmead facility in Santa Clara recognized in the three months ended September 30, 2011.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Dollars in thousands	Three Months Ended		Dollar	Percentage	Nine Months Ended		Dollar	Percentage
	September 30,		change	change	September 30,		change	change
	2011	2010	from 2010	from 2010	2011	2010	from 2010	from 2010
Selling, general and administrative	$26,915	$26,309	$606	2%	$80,802	$86,116	$(5,314)	(6)%

Selling, general and administrative expenses decreased during the nine months ended September 30, 2011 as compared to the same period in 2010 primarily due to savings of $1.8 million from headcount-related expenses, $0.8 million from variable compensation adjustments and $3.0 million in consulting and other services. These decreases were partially offset by one-time severance benefits provided to our former chief executive officer and an increase in facilities expenses of $0.6 million primarily related to the plant consolidation activities of our Oakmead facility in Santa Clara.

INTEREST INCOME AND OTHER, NET

Dollars in thousands	Three Months Ended		Dollar	Percentage	Nine Months Ended		Dollar	Percentage
	September 30,		change	change	September 30,		change	change
	2011	2010	from 2010	from 2010	2011	2010	from 2010	from 2010
Interest income	$704	$644	$60	9%	$1,981	$2,077	$(96)	(5)%
Realized loss on equity investments, net	(704)	(59)	(645)	(1,093)	(1,776)	(4,420)	2,644	60
Currency (loss) gain, net	(113)	66	(179)	(271)	(1,892)	110	(2,002)	(1,820)
Other	(2,041)	109	(2,150)	(1,972)	(1,862)	133	(1,995)	(1,500)
Total interest income and other, net	$(2,154)	$760	$(2,914)	(383)%	$(3,549)	$(2,100)	$(1,449)	(69)%

The change in interest income and other, net for the three months ended September 30, 2011 as compared to the same period in 2010 was primarily due to a $2.2 million provision against a note receivable from a private biotechnology company and OTTI totaling $0.7 million related to an investment in a publicly-traded company classified as available-for-sale and a non-marketable investment in a private biotechnology company.

The change in interest income and other, net for the nine months ended September 30, 2011 as compared to the same period in 2010 was primarily due to a $2.2 million provision against a note receivable from a private biotechnology company and OTTI totaling $1.9 million related to our non-marketable investment in a limited partnership fund, a non-marketable investment in a private biotechnology company and an investment in a publicly-traded company classified as available-for-sale. This is compared to OTTI totaling $5.3 million recognized on two non-marketable investments in private biotechnology companies during the nine months ended September 30, 2010. We continue to monitor the liquidity and financing activities of strategic non-marketable investments to determine if any impairment exists and it is uncertain whether or not we will realize any long-term benefits associated with these strategic investments.

In addition, currency losses increased for the nine months ended September 30, 2011 primarily due to the weakening of the U.S. dollar against the Euro as compared to the same period during 2010.

INTEREST EXPENSE

Dollars in thousands	Three Months Ended		Dollar	Percentage	Nine Months Ended		Dollar	Percentage
	September 30,		change	change	September 30,		change	change
	2011	2010	from 2010	from 2010	2011	2010	from 2010	from 2010
Interest expense	$991	$1,537	$(546)	(36)%	$2,866	$6,309	$(3,443)	(55)%

Interest expense decreased in the three and nine months ended September 30, 2011 as compared to the same period in 2010 due to a lower aggregate principal balance of our senior convertible notes resulting from our repurchases totaling $151.7 million in aggregate principal amount of our 3.50% senior convertible notes during 2010.

INCOME TAX PROVISION

Dollars in thousands	Three Months Ended		Dollar	Percentage	Nine Months Ended		Dollar	Percentage
	September 30,		change	change	September 30,		change	change
	2011	2010	from 2010	from 2010	2011	2010	from 2010	from 2010
Income tax provision	$740	$352	$388	110%	$1,141	$1,252	$(111)	(9)%

In the three and nine months ended September 30, 2011, the provision for income tax consisted primarily of foreign taxes. Due to our history of cumulative operating losses, management concluded that, after considering all the available objective evidence, it is not more likely than not that all our net deferred tax assets will be realized. Accordingly, as of September 30, 2011, we have recorded a full valuation allowance against all U.S. and certain foreign deferred tax assets, net of reserves for uncertain tax positions.

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

As of September 30, 2011, there have been no material changes to our total amount of unrecognized tax benefits.

Liquidity and Capital Resources

Liquidity

Historically, we have financed our operations primarily through product sales, sales of equity and debt securities such as our 3.50% convertible notes in 2007 and licensing of our technology.

Our cash outflows have generally been as follows: cash used in operating activities such as research and development programs, sales and marketing activity, procurement and growth of inventory, compensation and benefits of our employees and other working capital needs, cash paid for acquisitions, cash paid for litigation activity and settlements, and cash used for the repurchases of our convertible notes as well as interest payments on our convertible notes obligations.

As of September 30, 2011, we had cash, cash equivalents, and available-for-sale securities of approximately $264.0 million. We anticipate that our existing capital resources along with the cash to be generated from operations will enable us to maintain currently planned operations, acquisitions, debt repayments or repurchases and capital expenditures for the foreseeable future.

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

As of September 30, 2011, we had no credit facility or other committed sources of capital. To the extent capital resources are insufficient to meet future capital requirements, we will have to raise additional funds to continue the development of our technologies. There can be no assurance that such funds will be available on favorable terms, or at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to our stockholders. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into collaboration agreements on unattractive terms. Our inability to raise capital would have a material adverse effect on our business, financial condition and results of operations.

From time to time, we may seek to retire, repurchase, or exchange our convertible note obligations or common stock in open market purchases or privately negotiated transactions.

Cashflow (in thousands)

	Nine Months Ended
	September 30,
	2011	2010
Net cash provided by operating activities	$33,614	$25,403
Net cash (used in) provided by investing activities	(36,297)	41,545
Net cash used in financing activities	(653)	(92,853)
Effect of foreign currency translation on cash and cash equivalents	243	404
Net decrease in cash and cash equivalents	$(3,093)	$(25,501)

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2011 was comprised of a net loss of $13.4 million, non-cash charges of $36.0 million and a $11.0 million increase in operating assets. Adjustments for non-cash expenses include depreciation and amortization expense of $25.0 million, impairment charges related to three of our investments totaling $1.9 million, provision against a note receivable of $2.2 million and share-based compensation expense of $6.6 million.

Investing Activities

Our investing activities include the purchases, sales and maturities of available-for-sale securities. We monitor the level of cash and cash equivalents as compared to available-for-sale securities to manage the return on funds that resulted in net purchases totaling $31.6 million of available-for-sale securities during the nine months ended September 30, 2011.

We also had capital expenditures of $4.9 million during the nine months ended September 30, 2011 which were primarily related to the purchase of manufacturing equipment and computer hardware.

Financing Activities

Our financing activities generally consist of stock option exercise activity under our employee stock plan. Cash used in the issuance of stock under our employee stock plan, net of treasury shares withheld for taxes, was $0.7 million for the nine months ended September 30, 2011.

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

The market for our products and services is highly competitive, has high barriers to entry and has several other large companies with significant market share. For example, companies such as Illumina, Inc., Agilent Technologies and Life Technologies Corporation have products for genetic analysis that are directly competitive with certain of our products. In addition, Illumina, Inc., Life Technologies Corporation and Complete Genomics, Inc. also offer DNA sequencing technology which we do not offer. As the costs of DNA sequencing fall, we will face increased competition in certain of our existing and potential markets. We also face competition from established diagnostic companies such as Beckman Coulter, Becton, Dickinson and Company, bioMérieux, Celera Diagnostics, Johnson & Johnson, Gen-Probe Incorporated and Roche Diagnostics, which have made strategic commitments to diagnostics, have financial and other resources to invest in new technologies, and have substantial intellectual property portfolios, substantial experience in new product development and regulatory expertise. In addition, our collaborative partners may compete with us.

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

Our commercial success depends in part on our ability to develop and maintain collaborative relationships with key companies as well as with key academic researchers. In particular, we depend on our collaborators for in-licensed technology and components for a variety of our product lines. We collaborate with a number of instrumentation and reagent companies, including Beckman Coulter, CapitalBio Corporation, Genisphere LLC, Life Technologies Corporation, Luminex Corporation, Siemens Medical Solutions Diagnostics, Takara Bio Inc., New England Biolabs, Inc. and Qiagen GmbH. Some of these collaborators, like Life Technologies Corporation, Takara Bio Inc., New England Biolabs, Inc. and Luminex Corporation, are currently sole suppliers of components of some of our reagent kits but they are also our competitors. Relying on our collaborative relationships is risky to our future success because:

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

Prior to 2002, we incurred losses each year since our inception, and we reported losses in 2006, and from 2008 through September 30, 2011. As a result, we had an accumulated deficit of approximately $464.0 million as of September 30, 2011. Our ability to achieve sustained profitability will depend, in part, on the rate of growth, if any, of our revenue and on the level of our expenses. We expect to continue incurring significant expenses related to research and development, sales and marketing efforts to commercialize our products, litigation and non-cash stock based compensation, and we expect to continue to experience fluctuations in our operating results. If our revenue grows more slowly than we anticipate, or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenue, we may not become profitable on a sustained basis, or at all.

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

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or investments since September 30, 2011, any significant deterioration in conditions of the global credit and financial markets may negatively impact our current portfolio of cash equivalents or investments or our ability to meet our financing objectives. Other-than-temporary declines in the market price and valuation of any of our investments would require us to adjust the carrying value of the investment through an impairment charge.

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

Our common stock traded as low as $4.04 and as high as $8.16 per share during the twelve-month period ending September 30, 2011. Our stock price may be affected by a number of factors, including those listed in these “Risk Factors” and other, unknown factors. Our stock price also may be affected by comments by securities analysts regarding our business or prospects, our inability to meet analysts’ expectations, general fluctuations in the stock market or in the stock prices of our industry peers or our customers and general conditions and publicity regarding the genomics, biotechnology, pharmaceutical or life science industries.

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

November 3, 2011

Duly Authorized Officer and Principal Financial
And Accounting Officer

AFFYMETRIX, INC.

EXHIBIT INDEX

SEPTEMBER 30, 2011

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002