Form 10-K
period 2011-12-31
AFFYMETRIX INC
filed 2012-02-28
CIK 913077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011 OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant at June 30, 2011, based on the closing price of such stock on The Nasdaq Global Select Market on such date, was approximately $553 million. The number of shares of the registrant’s Common Stock outstanding on February 22, 2012 was 70,447,986.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Proxy Statement to be filed in connection with the 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated.

AFFYMETRIX, INC.

FORM 10-K
DECEMBER 31, 2011

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

Overview

We develop, manufacture and sell products and services for genetic analysis to the life science research and clinical healthcare markets. Researchers around the world use our technology to better understand the role that genes play in disease, the effectiveness and safety of therapies and many other biological factors that affect human well-being. We sell our products to some of the world’s largest pharmaceutical, diagnostic and biotechnology companies, as well as leading academic, government and not-for profit research institutions. Approximately 24,000 peer-reviewed papers have been published based on work using our products. We have almost 900 employees worldwide and maintain sales and distribution operations across the United States, Europe, Latin America and Asia.

We were incorporated in California in 1992 and reincorporated in Delaware in 1998. Our principal executive offices are located at 3420 Central Expressway, Santa Clara, CA 95051. Our telephone number is (408) 731-5000.

Pending Acquisition of eBioscience

On November 29, 2011, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire eBioscience Holding Company, Inc. (“eBioscience”) for approximately $330 million in cash, subject to certain adjustments as provided in the Merger Agreement. eBioscience is a privately-held San Diego, California-based company engaged in the development, manufacture and sale of flow cytometry and immunoassay reagents for immunology and oncology research and diagnostics. The merger is subject to customary closing conditions, including our receipt of financing for the merger.

In connection with the Merger Agreement, we entered into a commitment letter with financing sources providing for $190 million of senior secured credit. The conditions to funding these facilities have not yet been satisfied and as a result, we will not be able to complete the eBioscience acquisition unless the terms of the acquisition and the financing are restructured. We are in discussions with financing sources and with eBioscience regarding the possibility of restructuring the committed financing, but no agreements or understandings have been reached.

We have waived eBioscience’s obligations under the non-solicitation provisions set forth in the Merger Agreement and we understand that eBioscience is considering alternatives to the merger. The Merger Agreement may be terminated by either party if the closing of the merger has not occurred by March 31, 2012, so long as a breach of the Merger Agreement by the party seeking to terminate has not been the proximate cause of or resulted in the failure of the merger to occur on or before such date.

Our Strategy

Our objective is to be the leading provider of genetic analysis tools that service the needs of a growing base of research and clinical markets. The key elements of our strategy are:

•
Entering new markets and expanding our product lines. Our goal continues to be to expand our revenue base by entering new markets, growing our customer base and successfully commercializing our established and acquired technologies. In the future, we intend to continue to expand our focus to include the validation and routine testing markets which we believe offer attractive compound annual growth rates and opportunities for recurring revenue growth in the future. We seek to expand our product line with new products that combine automated instrumentation, powerful new biological assays, and new array designs and content.

•
Improving operating leverage. We remain focused on improving our operating leverage and were successful in lowering our operating expenses in 2011 as compared to 2010. Profitability in the future will depend on a number of factors, including but not limited to, increasing top-line revenue and sustained operating leverage.

Our Markets

The market for genetic analysis tools is large, growing and consists of several important end user segments. Traditionally, end users of our technologies and products have been scientific researchers located in major academic university research laboratories and within major pharmaceutical and biotechnology companies. Our products enable a research workflow that consists of several phases:

•	discovery – describing the differences between individuals,

•	exploration – seeking to further understand the biological relevance of a disease or process, and

•	validation and testing – identifying disease mechanisms and pathways.

Discovery and Exploration Markets

The main source of discovery funding comes from a variety of public and private sources, with the National Institute of Health being the largest. A primary end-point of these end users is peer-reviewed scientific publication and our technologies have been referenced in approximately 24,000 scientific publications. The required technologies generally must enable large-scale and highly complex analysis of genetic variation (genotyping) and biological function (gene expression). Our products for large scale genotyping and gene expression applications serve customers in the exploration markets which include academic research centers, government agencies, private research foundations, clinical and commercial reference laboratories and the research departments of pharmaceutical companies.

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

All known genomes, including the human genome, are composed of either deoxyribonucleic acid (“DNA”) or ribonucleic acid (“RNA”). The instructions required for every living cell to develop its characteristic form and function are believed to be represented within discrete regions of the genome known as genes. DNA molecules consist of two long complementary strands held together by base pairs. Four nucleotide bases—adenine-A, cytosine-C, guanine-G and thymine-T form the chemical building blocks of DNA. The two DNA strands are held together by hydrogen bonds between nucleotide bases on one strand to complementary nucleotide bases on the other strand. Only certain pairs of the bases can form these complementary bonds: C pairs with G, and A pairs with T. Therefore, a single DNA strand containing bases in the sequence CGTACGGAT can form a bond with a DNA strand containing bases in the sequence GCATGCCTA. Such paired DNA strands are said to be "complementary" and can form a double helix structure in a process called "hybridization." Our technology uses the principle of hybridization to recognize the presence of specific gene sequences and to analyze genetic information.

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

Our major GeneChip® array and reagent products include:

Genotyping Catalog Cartridge Arrays
• CytoScan™ HD Array – This array includes more than 2.6 million copy number markers and provides broad coverage for the detection of human chromosomal aberrations associated with genes related to constitutional and cancer cytogenetics.

• SNP 6.0 Array – This single chip array is a robust tool for studying variation. It enables genotyping of approximately 906,600 SNPs and assaying of approximately 946,000 non-polymorphic probes for detection of copy number.

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

Reagents

We offer researchers an extensive line of reagent kits, enzymes and biochemicals. Our reagents are complementary to our array portfolio, thus enabling us to provide our customers with whole product solutions. In addition, they can be applied to a broad variety of emerging technologies. Our reagents include:

•	ExoSAP-IT® For PCR Product Clean-Up, a reagent for the rapid clean-up of PCR products used in downstream applications, such as DNA sequencing or SNP analysis.

•	HotStart-IT® line of PCR reagents, reagents that utilize a novel primer binding protein to inhibit primer dimer formation, with results in sensitive and consistent amplification for real-time PCR.

Our Services

We offer high-throughput genotyping services for customers using our genotyping products. Our projects range in size from a few hundred samples to over 10,000 samples. We serve customers requiring quick turnaround times and suitably priced solutions to their large-scale academic and consortia genotyping studies.

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

Manufacturing and Raw Materials

We manufacture our consumables, including our arrays and the majority of our reagents, and contract with third parties to manufacture our instruments. We manufacture our reagents in our Cleveland, Ohio facility and our arrays in our Singapore facility.

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

Our Singapore and Ohio facilities are fully operational and have been certified to ISO 13485 standards. The Singapore and Ohio facilities operate under the strict standards of our corporate quality plan. Third parties who manufacture our instruments will have to meet our quality standards as part of the qualification process.

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

Research and Development

Our research and development effort is divided into the major areas of basic research, product research and development, and manufacturing technology development. Our product development efforts are focused primarily on the development of new array, assay and reagent products, improving the overall performance of our assays and simplifying highly complex assays. We are also actively engaged in research aimed at enhancing the manufacturing process currently employed in the production of our arrays.

Our research and development expenses for the years ended December 31, 2011, 2010 and 2009 were $63.6 million, $67.9 million and $77.4 million, respectively.

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

There are a significant number of United States and foreign patents and patent applications in our areas of interest, and we believe that there will continue to be significant litigation in the industry regarding patent and other intellectual property rights. Others have filed, and in the future are likely to file, patent applications that are similar or identical to ours or those of our licensors. It may be necessary for us to enter into litigation to defend against or assert claims of infringement, to enforce patents issued to us, to protect trade secrets or know-how owned by us or to determine the scope and validity of the proprietary rights of others. From time to time, to determine the priority of inventions, it may be necessary for us to participate in interference proceedings declared by the United States Patent and Trademark Office. Litigation or patent administrative proceedings could result in substantial costs to and distraction from our core business and our efforts in respect to such proceedings may not be successful. For further information regarding intellectual property litigation involving us, see “Item 8. Financial Statements and Supplementary Data—Note 12. Legal Proceedings” in this Annual Report on Form 10-K.

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

In the highly multiplexed genotyping and gene expression markets, existing competitive technologies include DNA sequencing, which we do not offer and is offered by companies such as Illumina, Inc., Life Technologies Corporation and Pacific Biosciences of California, Inc. Other companies developing or marketing competitive DNA array technology include Illumina, Inc., Agilent Technologies, Inc., BD Biosciences, CombiMatrix Corporation, MDS Analytic Technologies/Danaher, Nimblegen/Roche Diagnostics and NuGEN Technologies, Inc, some of which offer products directly competitive with our microarrays or reagents. In the low to midplex genotyping and gene expression markets, much of the existing low-plex competition comes from the supplier of realtime PCR products, including Life Technologies Corporation, who has a dominant position, Roche Diagnostics, Agilent Technologies, Inc. and BioRad Laboratories, Inc. In addition, there are new midplex technologies being offered by Fluidigm Corporation, Sequenom, Inc., High Throughput Genomics, Inc., Beckman Coulter, NanoString Technologies and Life Technologies Corporation (BioTrove). In order to compete against existing and emerging technologies, we will need to demonstrate that our products have superior throughput, cost and accuracy advantages over competing products.

In the molecular diagnostic field, competition is likely to come from established diagnostic companies, companies developing and marketing DNA probe tests for genetic and other diseases, and other companies conducting research on new technologies to ascertain and analyze genetic information. The market for molecular diagnostic products derived from gene discovery is highly competitive and has high barriers of entry, with several large corporations already having significant market share. Established diagnostic companies such as Beckman Coulter, Becton, Dickinson and Company, bioMérieux, Johnson & Johnson, Gen-Probe Incorporated and Roche Diagnostics have the strategic commitment to diagnostics, the financial and other resources to invest in new technologies, substantial intellectual property portfolios, substantial experience in new product development, regulatory expertise, manufacturing capabilities and the distribution channels to deliver products to customers. Established diagnostic companies also have an installed base of instruments in several markets, including clinical and reference laboratories, which are not compatible with our system and could slow acceptance of our products. In addition, these companies have formed alliances with genomics companies which provide them access to genetic information that may be incorporated into their diagnostic tests.

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

Our GeneChip® Scanner 3000Dx is cleared by the FDA to be used in conjunction with cleared medical devices such as the Roche Diagnostics AmpliChip CYP450 Test. We will continue to develop diagnostic products ourselves or with our collaborative partners that may require regulatory clearance or approval by governmental agencies. Commercially available in-vitro diagnostic test kits and the reagents and instrumentation used with in-vitro diagnostic tests are regulated as medical devices and are generally subject to rigorous testing and other pre-market review procedures by the FDA in the U.S. and by other regulatory agencies in other countries. The FDA's Quality System Regulations also apply in connection with our manufacture of arrays and systems as components for use in diagnostic products distributed outside of the research environment. Obtaining these clearances or approvals and the compliance with these regulations require the expenditure of substantial resources over a significant period of time, and we cannot assure you that any clearances or approvals will be granted on a timely basis, if at all. Once granted, a clearance or approval may place substantial restrictions on how the device is marketed or labeled or to whom it may be sold. In addition, various federal and state statutes and regulations govern or influence the manufacturing, safety, and storage of our products and components of our products as well as our record keeping.

The FDA, the U.S. Department of Health and Human Services, state authorities, and foreign government regulators are increasingly focused on genetic analysis tools, including the use of microarrays, which are labeled for research use only, by clinical laboratories in laboratory-developed tests offered by these laboratories, including labs certified under the Clinical Laboratory Improvement Amendments, or CLIA, or licensed under state laboratory regulations. We cannot predict the nature of future regulatory or policy initiatives with respect to the sale and use of arrays for the development of assays by CLIA-certified, state licensed laboratories, or the extent to which such initiatives will impact our business. If new regulations restrict our customers’ development of laboratory-developed tests using products labeled for research use only, or if we otherwise are required to obtain FDA premarket clearance or approval prior to commercializing products labeled as research use only, our ability to generate revenue from the sale of our products may be delayed or otherwise adversely affected. Moreover, our failure to comply with governmental rules and regulations related to our products could cause us to incur significant adverse publicity, or subject us to investigations and notices of non-compliance or lead to fines or restrictions upon our ability to sell our products. We also may be at risk for liability related to government reimbursement of tests involving the use of our products if it were determined that these tests require FDA-clearance or approval and no such clearance or approval has been obtained.

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

Employees

As of February 22, 2012, we had 875 full-time employees. The employee group includes chemists, engineers, computer scientists, mathematicians and molecular biologists with experience in the diagnostic products, medical products, semiconductor, computer software and electronics industries. None of our employees is represented by a collective bargaining agreement, nor have we experienced work stoppages. Our success depends in large part on our ability to attract and retain skilled and experienced employees.

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

Financial Information About Geographic Areas

Our total revenue from customers outside of the United States for the years ended December 31, 2011, 2010 and 2009 was $125.0 million, $132.7 million and $136.8 million, or approximately 47%, 43% and 42%, respectively, of our total revenue. A summary of revenues from external customers attributed to each of our geographic areas for the years ended December 31, 2011, 2010 and 2009 is included in “Item 8. Financial Statements and Supplementary Data—Note 16. Segment and Geographic Information”.

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

Further, many of our current and potential customers have limited budgets. Accordingly, we cannot assure you that the successful introduction of new or enhanced products or services will not adversely affect sales of our current products and services or that customers that currently purchase our products or services will increase their aggregate spending as a result of the introduction of new products and services.

The Merger Agreement pursuant to which we have agreed to acquire eBioscience may be terminated in accordance with its terms and the merger may not be completed.

On November 29, 2011, we entered into a Merger Agreement to acquire eBioscience for approximately $330 million in cash, subject to certain adjustments as provided in the Merger Agreement. The merger is subject to a number of conditions which must be fulfilled in order to complete the merger, including our receipt of financing for the merger.

In connection with the Merger Agreement, we entered into a commitment letter with financing sources providing for $190 million of senior secured credit. The conditions to funding these facilities have not been satisfied, and as a result we will not be able to complete the eBioscience acquisition unless the terms of the acquisition and the financing are restructured. We are in discussions with financing sources and with eBioscience but no agreements or understandings have been reached. We have waived eBioscience’s obligations under the non-solicitation provisions set forth in the Merger Agreement and we understand that eBioscience is considering alternatives to the merger. The Merger Agreement may be terminated by either party if the closing of the merger has not occurred by March 31, 2012, so long as a breach of the Merger Agreement by the party seeking to terminate has not been the proximate cause of or resulted in the failure of the merger to occur on or before such date.

If we cannot successfully reach agreement with the financing sources and eBioscience on a restructured merger, the Merger Agreement may be terminated under its terms. The failure of the merger to be completed may result in negative publicity and/or a negative impression of us in the investment community, may cause our stock price to decline and may adversely affect our relationship with employees, customers and other partners in the business community.

Uncertainty associated with the completion of the merger may cause substantial disruptions in our business and eBioscience’s business.

Uncertainty associated with the completion of the merger may cause substantial disruptions in our business and eBioscience’s business, which could have an adverse effect on our financial results. Among other things, such uncertainty may affect our relationships with customers, potential customers and suppliers and our ability to recruit prospective employees or to retain and motivate existing employees. eBioscience may face similar disruptions to its business, which could have an adverse effect on the combined business if the merger is completed. The adverse effect of such disruptions could be exacerbated by further delay in the completion of the merger or termination of the Merger Agreement.

Uncertainty about the completion of the merger also may impair our and eBioscience’s ability to attract, retain and motivate key personnel. Employee retention may be particularly challenging during the pendency of the merger as our employees and those of eBioscience may experience uncertainty about the completion of the merger or their future roles with the combined business if the merger is completed. If our key employees or those of eBioscience depart, we may have to incur significant costs in identifying, hiring and retaining replacements for departing employees, which could reduce our ability to realize the anticipated benefits of the merger.

We are not able to complete the merger unless the terms of the acquisition and the related financing are restructured. If the merger is completed, we may incur a substantial amount of indebtedness, which could adversely affect our business, or issue a significant amount of common stock or other equity securities, which would dilute our existing stockholders.

In connection with the Merger Agreement, we entered into a commitment letter with financing sources providing for $190 million of senior secured credit. The conditions to funding these facilities have not been satisfied, and as a result we will not be able to complete the merger unless the terms of the acquisition and the financing are restructured. Although we are in discussions with financing sources and with eBioscience regarding the possibility of restructuring the committed financing, no agreements or understandings have been reached.

If the merger is completed, we may incur a substantial amount of indebtedness, which could adversely affect us, including by decreasing our business flexibility and increasing our borrowing costs. If we incur indebtedness in connection with the merger, we may significantly increase our interest expense, leverage and debt service requirements. Increased levels of indebtedness may reduce funds available for our investment in product development as well as capital expenditures and other activities, increase our borrowing costs and create competitive disadvantages for us relative to other companies with lower debt levels. In addition, we expect the financing agreements governing any debt financing to contain customary restrictive covenants imposing operating and financial restrictions on us, including restrictions that may limit our ability to finance future operations or capital needs or to engage in other business activities. If an event of default occurs under any debt financing agreement, we may be required to immediately repay all outstanding borrowings, together with accrued interest and other fees. We may not be able to repay all amounts due in the event these amounts are declared due upon an event of default.

If we issue a significant amount of common stock or other equity securities in connection with the merger, our existing stockholders will be diluted, and the market price of our common stock may decline. In addition, such an issuance may require the approval of our stockholders, which would further delay the completion of the merger. There can be no assurance that stockholder approval, if required, would be obtained on a timely basis, or at all.

If the merger is completed, we will incur significant transaction and merger-related costs.

If the merger is completed, we expect to incur a number of non-recurring costs associated with combining the operations of the two companies. The substantial majority of non-recurring expenses resulting from the merger will be comprised of transaction costs related to the merger and financing arrangements and employment-related costs. We also will incur transaction fees and costs related to formulating and implementing integration plans. We continue to assess the magnitude of these costs and additional unanticipated costs may be incurred in the integration of the two companies’ businesses. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset incremental transaction and merger-related costs over time, this net benefit may not be achieved in the near term, or at all.

Our growth depends in part on our ability to acquire new businesses and technologies and successfully integrate acquisitions, which may absorb significant resources and may not be successful.

As part of our strategy to develop and identify new technologies, products and services, we have made and may continue to acquire new businesses and technologies. Our integration of the operations of acquired businesses requires significant efforts, including the coordination of information technologies, research and development, sales and marketing, operations, manufacturing and finance. In particular, if our proposed acquisition of eBioscience is completed, its success will depend, in part, on our ability to successfully integrate eBioscience’s business and operations and fully realize the anticipated benefits and synergies from combining our businesses and eBioscience. If we are not able to achieve these objectives following the merger, the anticipated benefits and synergies of the merger may not be realized fully or at all or may take longer to realize than expected. Our efforts to successfully integrate acquisitions may result in additional expenses and divert significant amounts of management’s time from other projects.

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

Our success in the molecular diagnostics market depends in part on our collaborative relationships and the ability of our collaborative partners to achieve regulatory approval for such products in the United States and in overseas markets, and successfully market and sell products using our technologies.

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

Prior to 2002, we incurred losses each year since our inception, and we reported losses in 2006, and from 2008 through 2011. As a result, we had an accumulated deficit of approximately $478.7 million as of December 31, 2011. Our ability to achieve sustained profitability will depend, in part, on the rate of growth, if any, of our revenue and on the level of our expenses. In 2011, our business was affected by a significant drop in the volume of sales and consumables to our academic and pharmaceutical customers, particularly in North America, which led to a decrease in revenue as compared to 2010. There can be no assurance that our revenue will not continue to decrease in future periods. We expect to continue incurring significant expenses related to research and development, sales and marketing efforts to commercialize our products, litigation and non-cash stock based compensation, and we expect to continue to experience fluctuations in our operating results. If our revenue grows more slowly than we anticipate, or if our operating expenses are above what we expect or cannot be reduced in the event of lower revenue, we may not become profitable on a sustained basis, or at all.

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

Changes in overall levels and the geographic mix of pretax earnings may adversely impact our effective tax rate. Certain jurisdictions have lower tax rates, and the amount of earnings in these jurisdictions may fluctuate. If we do not have profitable operations in these jurisdictions, our effective tax rate could be adversely impacted. Changes in tax laws, regulatory requirements, our treasury plans, and applicability of tax holidays and incentive programs in the countries in which we operate could have a material impact on our tax provision. Tax authorities may challenge the allocation of profits between our subsidiaries and conformance with requirements of tax holidays and incentive programs and we may not prevail in any such challenge. If we were not to prevail, we could be subject to higher tax rates or double tax.

Estimates are required in determining any valuation allowance to be recorded against our net deferred tax assets. Changes in the amount of valuation allowance required may significantly impact our financial results of operations.

In the normal course of business, we are subject to examination by taxing authorities in the U.S. and multiple foreign jurisdictions. During November 2011, the U.S. Internal Revenue Service completed its field examination of our federal income tax returns for the 2004, 2005, 2006, 2008 and 2009 tax years and issued a Revenue Agent’s Report, or RAR, with no proposed adjustments.

Failure in our information technology systems could disrupt our operations and cause the loss of customers or business opportunities.

Information technology (“IT”) systems are used extensively in virtually all aspects of our business, including sales forecast, order fulfillment and billing, customer service, logistics and management of data from running samples on our products. Our success depends, in part, on the continued and uninterrupted performance of our IT systems. IT systems may be vulnerable to damage from a variety of sources, including telecommunications or network failures, human acts and natural disasters. Moreover, despite the security measures we have implemented, our IT systems may be subject to physical or electronic break-ins, computer viruses and similar disruptive problems. We also have taken precautionary measures to prevent unanticipated problems that could affect our IT systems. Nevertheless, we may experience damages to our systems, and system failures and interruptions.

If we experience systems problems, they may interrupt our ability to operate and adversely affect our reputation and result in a loss of customers and revenues.

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

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or investments since December 31, 2011, any significant deterioration in conditions of the global credit and financial markets may negatively impact our current portfolio of cash equivalents or investments or our ability to meet our financing objectives. Other-than-temporary declines in the market price and valuation of any of our investments would require us to adjust the carrying value of the investment through an impairment charge.

Risks Related to Government Regulation and Litigation

We and our customers are subject to various government regulations, and we may incur significant expenses to comply with, and experience delays in our product commercialization as a result of, these regulations.

The Food and Drug Administration (“FDA”) has jurisdiction over the commercialization of medical devices, including in-vitro diagnostic test kits and the reagents and instrumentation used in these tests. In-vitro diagnostic tests, reagents, and instruments may be subject to pre-market review and post-market controls by the FDA. Certain in-vitro diagnostic products must also be approved by the regulatory agencies of foreign governments or jurisdictions before the product can be sold outside the United States. Commercialization of our and our collaborative partners’ in-vitro diagnostic products outside of the research environment may depend upon successful completion of clinical trials. Clinical development is a long, expensive and uncertain process and we do not know whether we, or any of our collaborative partners, will be permitted to undertake clinical trials of any potential in-vitro diagnostic products. It may take us or our collaborative partners many years to complete any such testing, and failure can occur at any stage. Delays or rejections of potential products may be encountered based on changes in regulatory policy during the period of product development and regulatory agency review. Moreover, if and when our projects reach clinical trials, we, or our collaborative partners, may decide to discontinue development of any or all of these projects at any time for commercial, scientific or other reasons. Any of the foregoing matters could have a material adverse effect on our business, financial condition and results of operations.

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

Third parties have asserted and may in the future assert that we are employing their proprietary technology without authorization. As we launch new products and enter new markets, we expect that competitors will claim that our products infringe their intellectual property rights as part of business strategies designed to impede our successful commercialization and entry into new markets. We are currently engaged in litigation with third parties who allege that we have infringed their intellectual property rights. See Note 12. “Legal Proceedings” to our Consolidated Financial Statements found elsewhere in this Annual Report on Form 10-K for further information. In addition, we are aware of third-party patents that may relate to our technology. We routinely receive notices claiming infringement from third parties as well as invitations to take licenses under third party patents. Third parties may have obtained, and may in the future obtain, patents allowing them to claim that the use of our technologies infringes these patents.

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

Our common stock traded as low as $3.68 and as high as $8.16 per share during the twelve-month period ending December 31, 2011. Our stock price may be affected by a number of factors, including those listed in these “Risk Factors” and other, unknown factors. Our stock price also may be affected by comments by securities analysts regarding our business or prospects, our issuance of common stock or other equity securities, our inability to meet analysts’ expectations, general fluctuations in the stock market or in the stock prices of our industry peers or our customers and general conditions and publicity regarding the genomics, biotechnology, pharmaceutical or life science industries.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our corporate headquarters is located in Santa Clara, California, where we lease approximately 200,000 square feet and we have manufacturing facilities located in Singapore and Cleveland, Ohio, where we lease approximately 150,000 square feet and 15,000 square feet, respectively. We lease approximately 140,000 square feet of administrative and research and development space in California (Emeryville and Sunnyvale), Ohio (Cleveland and Maumee), China (Shanghai), Germany (Freiburg), Japan (Osaka and Tokyo) and the United Kingdom (Wooburn Green). We have also entered into agreements to sublease to third parties approximately 80,000 square feet of administrative and research and development space in Massachusetts (Bedford).

Additionally, we own a 170,000 square foot facility in West Sacramento, California that is currently vacant. In the fourth quarter of 2011, we entered into a non-binding letter of intent to sell the facility to a third-party. As of December 31, 2011, an executed purchase agreement has not been entered into and neither party has any binding obligations under the letter of intent.

We believe that our existing properties are in good condition and are suitable for the conduct of our business.

ITEM 3.  LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in “Item 8. Financial Statements and Supplementary Data—Note 12. Legal Proceedings” of this Annual Report on Form 10-K, and is incorporated by reference herein.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Our common stock is traded on The Nasdaq Global Select Market under the symbol of AFFX. The following table sets forth on a per share basis, for the periods indicated, the low and high closing prices of our common stock as reported by The Nasdaq Global Select Market.

	Low	High
2011
First Quarter	$4.45	$5.53
Second Quarter	$5.01	$7.93
Third Quarter	$4.14	$8.06
Fourth Quarter	$3.70	$5.83
2010
First Quarter	$5.28	$7.98
Second Quarter	$5.81	$8.33
Third Quarter	$3.80	$5.86
Fourth Quarter	$4.16	$5.28

As of February 22, 2012, there were approximately 292 holders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company (“DTC”). All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and therefore are considered to be held of record by Cede & Co. as one shareholder.

No cash dividends have been paid on our common stock. We currently intend to retain all future earnings, if any, for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

No equity securities were sold during 2011 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). We did not repurchase any shares of our common stock during the fourth quarter of 2011.

For information regarding compensation plans under which equity securities were authorized for issuance, see the section of the Proxy Statement to be filed in connection with our 2012 Annual Meeting of Shareholders entitled “Equity Compensation Plan Information,” incorporated by reference into Item 12 of this Annual Report on Form 10-K.

Performance Graph

The graph below compares the cumulative total return* on our common stock for the period commencing on December 31, 2006 and ending December 31, 2011 compared to the CRSP Total Return Index for the Nasdaq National Market (U.S. companies) and the CRSP Total Return Index for the Nasdaq Pharmaceutical Stocks (SIC 283). The stock price performance shown on the graph below is not necessarily indicative of future price performance.

*Assumes $100 invested on December 31, 2006 in our common stock and in each index listed above. The total return for our common stock and the indices used assumes the reinvestment of dividends, even though dividends have never been declared on our common stock.

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

	Year Ended December 31,
	2011	2010	2009	2008	2007
Consolidated Statement of Operations Data:	(in thousands, except per share amounts)
Total revenue	$267,474	$310,746	$327,094	$410,249	$371,320
(Loss) income from operations	(16,641)	(5,167)	(33,158)	(242,539)	6,080
Net (loss) income (1)	$(28,161)	$(10,233)	$(23,909)	$(307,919)	$12,593
Basic net (loss) income per common share	$(0.40)	$(0.15)	$(0.35)	$(4.49)	$0.18
Diluted net (loss) income per common share	$(0.40)	$(0.15)	$(0.35)	$(4.49)	$0.17

Consolidated Balance Sheet Data:
Cash, cash equivalents, and available-for-sale securities	$265,067	$237,184	$346,574	$397,739	$584,274
Working capital	259,961	159,932	345,486	420,768	583,067
Total assets (2)	438,015	460,785	630,950	713,310	1,133,591
Long-term obligations (3)(4)(5)	108,555	111,821	261,394	330,896	451,143

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

In 2008, we recognized a goodwill impairment charge of $239.1 million that is presented in a single line item labeled “Goodwill impairment charges” in our Consolidated Statements of Operations as well as an income tax provision of $65.9 million primarily resulting from a full valuation allowance recorded against all U.S. deferred tax assets.

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

(5)
On February 3, 2012, we commenced a cash tender offer to repurchase the entire aggregate outstanding principal amount of our Notes at par plus accrued and unpaid interest from the last interest payment date applicable to the Notes to, but not including, the settlement date for the tender offer. See “Item 8. Financial Statements and Supplementary Data—Note 20. Subsequent Events” in this Annual Report on Form 10-K.

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

Overview

We develop, manufacture and sell products and services for genetic analysis to the life science research and clinical healthcare markets. Researchers around the world use our technology to better understand the role that genes play in disease, the effectiveness and safety of therapies and many other biological factors that affect human well-being. We sell our products to some of the world’s largest pharmaceutical, diagnostic and biotechnology companies, as well as leading academic, government and not-for-profit research institutions and more than 24,000 peer-reviewed papers have been published based on work using our products. We have almost 900 employees worldwide and maintain sales and distribution operations across the United States, Europe, Asia and Latin America.

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

Overview of Fiscal Year 2011 and Strategic Initiatives

In 2011, our business was affected by a significant drop in the volume of sales of consumables to our academic and pharmaceutical customers, particularly in North America, which led to a decrease in revenue as compared to the same period in 2010. Primarily due to lower revenues from product sales, we incurred a net loss of $28.2 million for the year. Despite the lower revenues, we were able to generate cash flows from operations of almost $40 million in 2011.

Our focus remains on carrying out the following strategic initiatives:

Entering new markets and expanding our product lines. Our goal continues to be to expand our revenue base by entering new markets, growing our customer base and successfully commercializing our established and acquired technologies. In the future, we intend to continue to expand our focus to include the validation and routine testing markets which we believe offer attractive compound annual growth rates and opportunities for more recurring revenue growth in the future. We seek to expand our product line with new products that combine automated instrumentation, powerful new biological assays, and new array designs and content.

Improving operating leverage. We remain focused on improving our operating leverage and were successful in lowering our operating expenses in 2011 as compared to 2010. Profitability in the future will depend on a number of factors, including but not limited to, increasing top-line revenue and sustained operating leverage.

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

INVENTORIES

We enter into inventory purchases and commitments so that we can meet future shipment schedules based on forecasted demand for our products. The business environment in which we operate is subject to rapid changes in technology and customer demand. We perform a detailed assessment of inventory each period, which includes a review of, among other factors, demand requirements, product life cycle and development plans, component cost trends, product pricing, product expiration and quality issues. Based on this analysis, we record adjustments to inventory for potentially excess, obsolete or impaired goods, when appropriate, in order to report inventory at net realizable value. These inventory adjustments may be required if actual demand, component costs, supplier arrangements, or product life cycles differ from our estimates. Any such adjustments would result in a charge to our results of operations.

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

The total amount of unrecognized tax benefits as of December 31, 2011 was approximately $16.5 million. If recognized, the amount of unrecognized tax benefits that would impact income tax expense is $2.7 million. As of December 31, 2011, we do not anticipate any material changes to the amount of unrecognized tax benefit during the next twelve months.

We classify interest and penalties related to tax positions as components of income tax expense. For the year ended December 31, 2011, the amount of accrued interest and penalties related to tax uncertainties was approximately $0.2 million for a total cumulative amount of $0.7 million of non-current income taxes payable as of December 31, 2011.

We file U.S. federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. During November 2011, the U.S. Internal Revenue Service completed its field examination of our federal income tax returns for the 2004, 2005, 2006, 2008 and 2009 tax years and issued a Revenue Agent’s Report, or RAR, with no proposed adjustments. We consider all tax positions taken in the 2004, 2005, 2006, 2008 and 2009 tax years to be effectively settled, because the U.S. Internal Revenue Service has completed its examination procedures and we believe that there is a remote possibility that the U.S. Internal Revenue Service will re-examine the settled positions. As a result, we have released reserves of approximately $5.8 million related to uncertain tax positions for those periods and recorded a full valuation allowance against these deferred tax assets. However, the federal and California statute of limitations on assessment still remain open for the tax years 1992 through 2011. In significant foreign jurisdictions, the 2006 through 2011 tax years generally remain subject to examination by their respective tax authorities.

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

ACCOUNTING FOR SHARE-BASED COMPENSATION

We account for employee share-based compensation by estimating the fair value of our employee stock awards at the date of grant using the Black-Scholes option-pricing model, which requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates of the expected term, volatility and forfeiture rates of the awards. The expected stock price volatility assumption was determined using a combination of historical and implied volatility of our common stock. We determined that blended volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility. The estimate of these key assumptions is based on historical information and judgment regarding market factors and trends. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, we are likely to change our valuation assumptions used to value employee share-based awards granted in future periods.

US GAAP requires that employee share-based compensation costs be recognized over the requisite service period, or the vesting period, in a manner similar to all other forms of compensation paid to employees. Accordingly, in 2011, we recognized employee share-based compensation of $8.8 million, which consisted of $1.1 million in cost of product sales, $1.9 million in research and development expense and $5.8 million in selling, general and administrative expenses. As of December 31, 2011, $16.0 million of total unrecognized compensation cost related to non-vested employee stock awards is expected to be recognized as future cost of sales and operating expenses over a weighted-average period of 2.7 years.

RESULTS OF OPERATIONS

The following discussion compares the historical results of operations for the years ended December 31, 2011, 2010 and 2009.

PRODUCT SALES

The components of product sales are as follows:

Dollars in thousands				Dollar		Percentage
	Year ended December 31,			change from		change from
	2011	2010	2009	2010	2009	2010	2009
Consumables	$224,972	$252,165	$255,660	$(27,193)	$(3,495)	(11)%	(1)%
Instruments	16,301	25,578	23,526	(9,277)	2,052	(36)	9
Total product sales	$241,273	$277,743	$279,186	$(36,470)	$(1,443)	(13)	(1)

Total product sales decreased in 2011 as compared to 2010 primarily due to volume decreases. Chip volumes shipped were lower across all products while overall average selling price remained flat. Reagent revenue decreased primarily due to lower volume Genechip® shipments combined with lower average selling price caused by a shift in product mix. Instruments were lower due to fewer GeneTitan® sales partially offset by increased sales of the lower-priced GeneAtlas™.

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

SERVICES

Dollars in thousands				Dollar		Percentage
	Year ended December 31,			change from		change from
	2011	2010	2009	2010	2009	2010	2009
Services	$20,158	$20,565	$39,563	$(407)	$(18,998)	(2)%	(48)%

Total services revenue remained consistent in 2011 as compared to 2010 which was in line with our expectations.

Total services revenue decreased in 2010 as compared to 2009, primarily due to the completion in late 2009 of several genotyping projects that began in the fourth quarter of 2008, including the Wellcome Trust Case Consortium and the National Institutes of Health projects.

ROYALTY AND OTHER REVENUE

Dollars in thousands				Dollar		Percentage
	Year ended December 31,			change from		change from
	2011	2010	2009	2010	2009	2010	2009
Royalties and other revenue	$6,043	$12,438	$8,345	$(6,395)	$4,093	(51)%	49%

Royalties and other revenue in 2010 was higher as compared to 2011 and 2009 primarily due to the receipt of a non-recurring $4.8 million license payment that was received in the fourth quarter of 2010. In addition to the non-recurring license payment, royalties and other revenue was lower in 2011 as compared to 2010 due to lower royalties and research activity.

PRODUCT AND SERVICES GROSS MARGINS

Dollars in thousands				Dollar/Point
	Year ended December 31,			change from
	2011	2010	2009	2010	2009
Total gross margin on product sales	$143,458	$160,359	$152,809	$(16,901)	$7,550
Total gross margin on services	7,021	4,743	15,614	2,278	(10,871)

Product gross margin as a percentage of product sales	59%	58%	55%	1	3
Service gross margin as a percentage of services	35%	23%	39%	12	(16)

Despite lower product sales in 2011, product gross margin as a percentage of product sales increased during the year as compared to 2010 primarily due to a mix shift to higher margin products along with lower material, warranty and excess and obsolescence costs in 2011 as well as plant consolidation costs that occurred in 2010. These cost improvements were partially offset by lower cost absorption due to higher production levels in 2010. We note a downward trend in product gross margin within 2011 when comparing quarterly results driven by increased absorption cost due to lower sales.

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

Service gross margin increased in 2011 as compared to 2010 primarily due to costs associated with the West Sacramento manufacturing facility closure that was completed in the second quarter of 2010. Service gross margin was lower in 2010 as compared to 2009 primarily as a result of the Wellcome Trust Case Consortium and National Institutes of Health projects which had higher margins and were completed in 2009.

RESEARCH AND DEVELOPMENT EXPENSES

Dollars in thousands				Dollar		Percentage
	Year ended December 31,			change from		change from
	2011	2010	2009	2010	2009	2010	2009
Research and development	$63,591	$67,934	$77,358	$(4,343)	$(9,424)	(6)%	(12)%

Research and development expenses decreased in 2011 and 2010 as compared to 2009 primarily due to savings in head count-related expenses and variable compensation of $3.2 million and $5.7 million, respectively and decreased spending on supplies of $2.6 million and $2.2 million, respectively as a result of cost-control measures. This was partially offset by an increase in facilities expenses primarily due to a one-time expense of $1.2 million related to the plant consolidation activities of our Oakmead facility in Santa Clara during the third quarter of 2011.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Dollars in thousands				Dollar		Percentage
	Year ended December 31,			change from		change from
	2011	2010	2009	2010	2009	2010	2009
Selling, general and administrative	$109,572	$114,773	$130,838	$(5,201)	$(16,065)	(5)%	(12)%

Selling, general and administrative expenses decreased in 2011 as compared to 2010 primarily due to lower legal expenses of $4.2 million as a result of a litigation settlement at the end of 2010. Other cost savings include variable compensation adjustments of $1.6 million, lower spending on consulting and other services of $1.5 million and advertising expenses of $0.8 million. These savings were partially offset by one-time severance benefits provided to our former chief executive officer of $1.4 million, rent expense of $1.8 million primarily due to the acceleration of future lease payments as a result of the plant consolidation activities of our Oakmead facility in Santa Clara and acquisition costs of $2.9 million incurred on the anticipated eBioscience transaction.

In 2010, selling, general and administrative expenses decreased as compared to 2009 primarily due to lower compensation and benefits expenses of $11.0 million as a result of lower headcount and decreased variable compensation. Additionally, legal expenses decreased by $2.1 million primarily due to timing of legal proceedings with third-parties, consulting and purchased services decreased by $1.8 million as a result of various general and administrative cost reductions, and rent expense decreased by $1.4 million due primarily to the relocation of our Japan office and other site consolidation efforts.

INTEREST INCOME AND OTHER, NET

The components of interest income and other, net, are as follows:

Dollars in thousands				Dollar		Percentage
	Year ended December 31,			change from		change from
	2011	2010	2009	2010	2009	2010	2009
Interest income	$2,627	$2,845	$4,455	$(218)	$(1,610)	(8)%	(36)%
Realized loss on equity investments, net	(2,251)	(4,342)	(916)	2,091	(3,426)	48	(374)
Currency loss, net	(2,483)	(48)	(2,800)	(2,435)	2,752	(5,073)	98
Other	(4,195)	58	1,850	(4,253)	(1,792)	(7,333)	(97)
Total interest income and other, net	$(6,302)	$(1,487)	$2,589	$(4,815)	$(4,076)	324	(157)

Interest income and other, net decreased in 2011 as compared to 2010 due to the following:

•
Realized loss on equity investments decreased in 2011 as compared to 2010 as we recognized fewer other-than-temporary impairments (“OTTI”). In 2011, we recognized $2.1 million in OTTI on our non-marketable investment in a limited partnership investment fund, a non-marketable investment in a private biotechnology company and an investment classified as available-for-sale in a publicly-traded company. In 2010, we recognized $5.6 million in OTTI on two non-marketable investments;

•	Currency loss, net, increased primarily due to the weakening of the U.S. dollar against the Euro in 2011 as compared to 2010; and
•
Other changed in 2011 due to a $2.2 million provision against a note receivable from a private biotechnology company and a $1.7 million impairment charge recorded against our West Sacramento facility during 2011.

Interest income and other, net changed by $4.1 million in 2010 as compared to 2009 due to the following:

•
Interest income decreased by $1.6 million in 2010 as compared to 2009 due to lower average cash and investment balances as a result of the repurchase of a portion of our 3.50% convertible notes during 2010, partially offset by higher effective interest rates in 2010;

•
Realized loss in equity investments increased by $3.4 million in 2010 as we recognized $5.6 million of other-than-temporary impairment expense, largely as a result of our recognition of impairment charges on two non-marketable investments. This was partially offset by a net realized gain from our investment in a limited partnership investment fund of $1.3 million. In 2009, we recognized a net realized loss of $0.9 million primarily due to OTTI on our non-marketable investment in a limited partnership investment fund;

•	Currency loss decreased in 2010 by $2.8 million due to favorable currency movements in 2010; and
•	Other income decreased primarily due to a nonrecurring sale of equipment in 2009 totaling $0.9 million.

INTEREST EXPENSE

Dollars in thousands				Dollar		Percentage
	Year ended December 31,			change from		change from
	2011	2010	2009	2010	2009	2010	2009
Interest expense	$3,813	$7,706	$10,945	$(3,893)	$(3,239)	(51)%	(30)%

Interest expense decreased in 2011 as compared to 2010 and 2009 primarily due to a lower aggregate principal balance of our 3.50 % convertible notes as a result of our repurchases totaling $151.7 million in aggregate principal amount during 2010. There were no further purchases in 2011.

INCOME TAX PROVISION (BENEFIT)

Dollars in thousands				Dollar		Percentage
	Year ended December 31,			change from		change from
	2011	2010	2009	2010	2009	2010	2009
Income tax provision (benefit)	$1,405	$2,170	$(158)	$(765)	$2,328	(35)%	(1,473)%

The income tax provision was approximately $1.4 million and $2.2 million in 2011 and 2010, respectively, which consisted primarily of foreign taxes. The income tax benefit in 2009 of $0.2 million consisted of foreign taxes similar to 2011 and 2010 offset by refundable U.S. credits.

Deferred tax assets are recognized if realization of such assets is more likely than not. As of December 31, 2011, we provided for a valuation allowance of $154.1 million against our net deferred tax assets. As a result of negative evidence based on our cumulative net loss position, we have placed a full valuation allowance on U.S. and certain foreign deferred tax assets. We intend to maintain the valuation allowance until sufficient positive evidence exists to assure realization of these tax benefits through future taxable income.

As of December 31, 2011, we had total net operating loss carryforwards of $288.6 million, comprised of $162.0 million for U.S. federal purposes, which expire in the years 2021 through 2031 if not utilized, and $126.6 million for state purposes, the majority of which expire in the years 2012 through 2031 if not utilized. Utilization of net operating loss carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation may result in the expiration of the net operating loss before utilization.

During 2011, due to potential future transactions that would require cash outflows, we changed our assertion such that foreign earnings are no longer intended to be permanently reinvested. As a result, we recorded a net deferred tax liability of approximately $0.8 million related to the foreign undistributed earnings, which was offset by a reduction in our valuation allowance against our deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Historically, we have financed our operations primarily through product sales; sales of equity and debt securities such as our 3.50% convertible notes in 2007, collaborative agreements; interest income; licensing of our technology; and, when necessary, financing arrangements with third party creditors.

Our cash outflows have generally been as follows: cash used in operating activities such as research and development programs, sales and marketing activity, compensation and benefits of our employees and other working capital needs; cash paid for acquisitions; cash paid for litigation activity and settlements; and cash used for our debt repurchases and repurchases of our convertible notes as well as interest payments on our convertible notes obligations.

As of December 31, 2011, we had cash, cash equivalents, and available-for-sale securities of approximately $265.1 million. We anticipate that our existing capital resources along with the cash to be generated from operations will enable us to maintain currently planned operations, debt repayments or repurchases, and capital expenditures, for the foreseeable future.

These expectations are based on our current operating and financing plans, which are subject to change, and therefore we could require further funding. Factors that may cause us to require additional funding may include, but are not limited to: financing arrangements that we may enter into in connection with our acquisition of eBioscience or future acquisitions; a decline in cash generated by sales of our products and services; our ability to maintain existing collaborative and customer arrangements and establish and maintain new collaboration and customer arrangements; the progress of our research and development programs; initiation or expansion of research programs and collaborations; the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; the effectiveness of product commercialization activities and arrangements; the purchase of patent licenses; and other factors.

On November 29, 2011, we entered into a Merger Agreement to acquire eBioscience for approximately $330 million in cash, subject to certain adjustments as provided in the Merger Agreement. The merger is subject to customary closing conditions, including our receipt of financing for the merger.

In connection with the Merger Agreement, we entered into a commitment letter with financing sources providing for $190 million of senior secured credit. The conditions to funding these facilities have not been satisfied, and as a result, we will not be able to complete the eBioscience acquisition unless the terms of the acquisition and the financing are restructured. We are in discussions with financing sources and with eBioscience regarding the possibility of restructuring the committed financing but no agreement or understandings have been reached. We have waived eBioscience’s obligations under the non-solicitation provisions set forth in the Merger Agreement and we understand that eBioscience is considering alternatives to the merger. The Merger Agreement may be terminated by either party if the closing of the merger has not occurred by March 31, 2012, so long as a breach of the Merger Agreement by the party seeking to terminate has not been the proximate cause of or resulted in the failure of the merger to occur on or before such date.

On December 29, 2011, we received notice that Tang Capital Partners, LP, a holder of our 3.50% Senior Convertible Notes Due 2038 (the "Notes"), had commenced class action litigation against us in the Superior Court of California, County of Santa Clara. The complaint alleged a variety of claims relating to our proposed acquisition of eBioscience, including that the acquisition would constitute a Fundamental Change under the indenture governing the Notes. The complaint sought unspecified damages, temporary and permanent injunctive relief against completion of the eBioscience acquisition, and other remedies. On January 21, 2012, we entered into an agreement to settle the purported class action litigation. As part of the settlement, we agreed to commence a tender offer to repurchase the entire aggregate outstanding principal amount of Notes at par plus accrued interest. Tang Capital Partners, LP, which owned approximately $78.3 million principal amount of the Notes, agreed to tender all of its Notes into the offer.

As of December 31, 2011, we have no credit facility or other committed sources of capital. To the extent capital resources are insufficient to meet future capital requirements; we will have to raise additional funds to continue the development of our technologies. There can be no assurance that such funds will be available on favorable terms, or at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to our stockholders. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into collaboration agreements on unattractive terms. Our inability to raise capital would have a material adverse effect on our business, financial condition and results of operations.

From time to time, we may seek to retire, repurchase or exchange convertible securities or common stock in open market purchases, privately negotiated transactions dependent on market conditions, liquidity, and contractual obligations and other factors. We did not retire, repurchase or exchange any of our common stock or remaining outstanding convertible securities during the year ended December 31, 2011. As noted above, on February 3, 2012, we commenced a cash tender offer to repurchase the entire aggregate outstanding principal amount of our Notes at par plus accrued and unpaid interest from the last interest payment date applicable to the Notes, to, but not including, the settlement date for the tender offer. See “Item 8. Financial Statements and Supplementary Data—Note 20. Subsequent Events” in this Annual Report on Form 10-K.

Cashflow (in thousands)

	Year ended December 31,
	2011	2010	2009
Net cash provided by operating activities	$39,337	$47,975	$9,329
Net cash provided by (used in) investing activities	127,634	66,211	(7,190)
Net cash used in financing activities	(486)	(144,759)	(50,073)
Effect of foreign currency translation on cash and cash equivalents	(32)	415	284
Net increase (decrease) in cash and cash equivalents	$166,453	$(30,158)	$(47,650)

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2011 was comprised of a net loss of $28.2 million, net of non-cash charges of $49.7 million and a $17.8 million increase in working capital. Adjustments for non-cash expenses include depreciation and amortization expense of $32.3 million, a net realized loss on investments of $4.8 million, which included other-than-temporary impairment charges totaling $2.1 million, a provision against a notes receivable from a private biotechnology company of $2.2 million, an impairment charge on property and equipment of $1.7 million and share-based compensation expense of $8.8 million.

Investing Activities

We liquidated a number of investments during the fourth quarter of 2011 to fund the anticipated eBioscience acquisition that resulted in a net inflow from investing activities from the purchase, sales and maturities of available-for-sale securities totaling $136.2 million during 2011. Our investing activities further included capital expenditures of $5.8 million and purchased technology rights of $3.2 million in 2011.

Financing Activities

Our financing activities generally consist of stock option exercise activity under our employee stock plan. Cash used in the issuance of stock under our employee stock plan, net of treasury shares withheld for taxes, was $0.7 million for the year ended December 31, 2011.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

As of December 31, 2011, we had no off-balance sheet arrangements. The impact that our contractual obligations as of December 31, 2011 are expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

	Total	2012	2013-2014	2015-2016	After 2016
Senior convertible notes (1)	$95,469	$95,469	$-	$-	$-
Interest payments (1)	557	557	-	-	-
Operating leases	65,420	8,315	14,621	10,622	31,862
Purchase commitments (2)	3,153	3,153	-	-	-
Total contractual obligations	$164,599	$107,494	$14,621	$10,622	$31,862

(1)
Our 3.50% senior convertible notes are due in 2038. However, holders may require us to repurchase all or a portion of their notes on January 15, 2013, 2018 and 2028. On February 3, 2012, we commenced a cash tender offer to repurchase the entire aggregate outstanding principal amount of our Notes at par plus accrued and unpaid interest from the last interest payment date applicable to the Notes to, but not including, the settlement date for the tender offer. See “Item 8. Financial Statements and Supplementary Data—Note 20. Subsequent Events” in this Annual Report on Form 10-K.

(2)
Purchase commitments include agreements to purchase goods or services that are enforceable and legally binding on Affymetrix and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

The above table does not reflect unrecognized tax benefits of approximately $16.5 million, the timing of which is uncertain. Refer to “Item 8. Financial Statements and Supplementary Data—Note 15. Income Taxes” for additional discussion on unrecognized tax benefits.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to foreign currency exchange rate, interest rate and equity price risks that could impact our financial position and results of operations. Our risk management strategy with respect to these three market risks may include the use of derivative financial instruments. We use derivative contracts only to manage existing underlying exposures of Affymetrix. Accordingly, we do not use derivative contracts for speculative purposes. Our risks, risk management strategy and a sensitivity analysis estimating the effects of changes in fair values for each of these exposures are outlined below.

Actual gains and losses in the future may differ materially from the sensitivity analyses based on changes in the timing and amount of interest rate, foreign currency exchange rate and equity price movements and our actual exposures and hedges.

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

	Periods of Maturity					Fair Value at
	2012	2013	2014	Thereafter	Total	December 31, 2011
ASSETS:
Available-for-sale securities	$7,821	$25,616	$18,179	$10,248	$61,864	$62,438
Average interest rate	1.2%	3.0%	3.5%	3.5%
LIABILITIES:
3.50% senior convertible notes due 2038 (1)	$-	$95,469	$-	$-	$95,469	$95,469
Average interest rate		3.50%

(1) In 2013, the security holders of our 3.50% senior convertible notes have the option to require us to repurchase the notes at a price equal to 100% of the outstanding principal amount plus accrued interest. On February 3, 2012, we commenced a cash tender offer to repurchase the remaining aggregate outstanding principal amount of our Notes at par plus accrued and unpaid interest from the last interest payment date applicable to the Notes to, but not including, the settlement date for the tender offer. See “Item 8. Financial Statements and Supplementary Data—Note 20. Subsequent Events” in this Annual Report on Form 10-K.

	Periods of Maturity					Fair Value at
	2011	2012	2013	Thereafter	Total	December 31, 2010
ASSETS:
Available-for-sale securities	$73,490	$45,556	$60,549	$28,573	$208,168	$207,517
Average interest rate	2.2%	2.2%	2.6%	3.8%
LIABILITIES:
0.75% senior convertible notes due 2014	$-	$-	$3	$-	$3	$3
Average interest rate			0.75%
3.50% senior convertible notes due 2038	$-	$-	$95,469	$-	$95,469	$84,493
Average interest rate			3.50%

Foreign Currency Exchange Rate Risk

We transact business in various foreign currencies and have significant international revenues, as well as costs denominated in foreign currencies. This exposes us to the risk of fluctuations in foreign currency exchange rates. We purchase foreign exchange option contracts to reduce the volatility of cash flows related to forecasted revenues denominated in certain foreign currencies. The objective of the foreign exchange contracts is to better ensure that the U.S. dollar-equivalent cash flows are not adversely affected by changes in the U.S. dollar or foreign currency exchange rates. These contracts are designated as cash flow hedges. The gain or loss on the effective portion of a cash flow hedge is initially reported as a component of accumulated Other Comprehensive Income (“OCI”) and subsequently reclassified into revenues when the hedged revenues are recorded or as interest and other income, net, if the hedged transaction becomes probable of not occurring. Any gain or loss after a hedge is de-designated or related to an ineffective portion of a hedge is recognized as interest and other income, net, immediately.

The following table summarizes the notional amounts, weighted-average currency exchange rates and fair values of our unsettled foreign currency exchange forward contracts at December 31, 2011. We had no unsettled hedging contracts at December 31, 2010. All contracts have maturities of 12 months or less. Weighted-average rates are stated in terms of the amount of U.S. dollars per foreign currency. Fair values represent estimated settlement amounts at December 31, 2011 (notional amounts and fair values in U.S. dollars and in thousands):

		Weighted-
		Average
	Notional	Settlement	Fair
	Amount	Price	Value
Currency
Euro	11,850	1.39	816
Japanese Yen	7,007	79.62	(216)
British Pound	4,459	1.59	123
Total	23,316		723

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AFFYMETRIX, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Affymetrix, Inc.

We have audited the accompanying consolidated balance sheets of Affymetrix, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Affymetrix, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Affymetrix, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California February 28, 2012

AFFYMETRIX, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,	December 31,
	2011	2010
ASSETS:
Current assets:
Cash and cash equivalents	$201,937	$35,484
Restricted cash	692	287
Available-for-sale securities—short-term portion	7,937	67,223
Accounts receivable, net	44,021	52,281
Inventories	42,851	49,373
Deferred tax assets—short-term portion	364	1,071
Property and equipment, net—held for sale	9,000	-
Prepaid expenses and other current assets	7,785	9,422
Total current assets	314,587	215,141
Available-for-sale securities—long-term portion	54,501	134,190
Property and equipment, net	30,583	54,177
Acquired technology rights, net	29,525	38,858
Deferred tax assets—long-term portion	450	4,894
Other long-term assets	8,369	13,525
Total assets	$438,015	$460,785

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued liabilities	$44,774	$44,259
Deferred revenue—short-term portion	9,852	10,950
Total current liabilities	54,626	55,209
Deferred revenue—long-term portion	3,959	4,601
Other long-term liabilities	9,127	11,748
Convertible notes (1)	95,469	95,472
Stockholders’ equity:
Convertible redeemable preferred stock, $0.01 par value; 5,000 shares authorized; no shares issued and outstanding at December 31, 2011 and 2010	-	-
Common stock, $0.01 par value; 200,000 shares authorized; 70,454 and 70,578 shares issued and outstanding at December 31, 2011 and 2010, respectively	704	706
Additional paid-in capital	750,332	742,206
Accumulated other comprehensive income	2,492	1,376
Accumulated deficit	(478,694)	(450,533)
Total stockholders’ equity	274,834	293,755
Total liabilities and stockholders’ equity	$438,015	$460,785

(1) See “Note 20. Subsequent Events” for further information.

See Accompanying Notes

AFFYMETRIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
REVENUE:
Product sales	$241,273	$277,743	$279,186
Services	20,158	20,565	39,563
Royalties and other revenue	6,043	12,438	8,345
Total revenue	267,474	310,746	327,094
COSTS AND EXPENSES:
Cost of product sales	97,815	117,384	126,377
Cost of services and other	13,137	15,822	23,949
Research and development	63,591	67,934	77,358
Selling, general and administrative	109,572	114,773	130,838
Restructuring charges	-	-	2,180
Goodwill impairment adjustment	-	-	(450)
Total costs and expenses	284,115	315,913	360,252
Loss from operations	(16,641)	(5,167)	(33,158)
Interest income and other, net	(6,302)	(1,487)	2,589
Interest expense	3,813	7,706	10,945
Gain from repurchase of convertible notes	-	6,297	17,447
Loss before income taxes	(26,756)	(8,063)	(24,067)
Income tax provision (benefit)	1,405	2,170	(158)
Net loss	$(28,161)	$(10,233)	$(23,909)

Basic and diluted net loss per common share	$(0.40)	$(0.15)	$(0.35)

Shares used in computing basic and diluted net loss per common share	70,877	68,856	68,722

See Accompanying Notes

AFFYMETRIX, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Net loss	$(28,161)	$(10,233)	$(23,909)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	79	415	284
Unrealized gains (losses) on available-for-sale and non-marketable securities	2,271	(4,093)	6,979
Reclassification adjustment for realized (losses) gains recognized in net loss	(2,060)	1,003	(916)
Unrealized gains on cash flow hedges	826	-	-
Net change in other comprehensive income (loss), net of tax	1,116	(2,675)	6,347
Comprehensive loss	$(27,045)	$(12,908)	$(17,562)

See Accompanying Notes

AFFYMETRIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Convertible redeemable preferred stock:
Balance, beginning of year	$-	$-	$-
Balance, end of year	-	-	-
Common stock:
Balance, beginning of year	706	710	703
Common stock issued upon exercise of stock options and restricted
stock, net of tax withholding related to vesting of restricted stock units	(2)	(4)	7
Balance, end of year	704	706	710
Additional paid-in capital:
Balance, beginning of year	742,206	733,378	721,641
Common stock issued upon exercise of stock options and restricted
stock, net of tax withholding related to vesting of restricted stock units	(681)	(1,178)	(820)
Share-based compensation expense	8,771	9,910	11,148
Income tax benefit from share-based compensation	36	96	1,409
Balance, end of year	750,332	742,206	733,378
Accumulated other comprehensive gain (loss):
Balance, beginning of year	1,376	4,051	(2,296)
Unrealized gain (loss) on investments, net of tax	211	(3,090)	6,063
Unrealized gain on hedging contracts, net of tax	826	-	-
Foreign currency translation adjustment, net of tax	79	415	284
Balance, end of year	2,492	1,376	4,051
Accumulated deficit:
Balance, beginning of year	(450,533)	(440,300)	(416,391)
Net loss	(28,161)	(10,233)	(23,909)
Balance, end of year	(478,694)	(450,533)	(440,300)
Total stockholders' equity	$274,834	$293,755	$297,839
Number of shares of common stock
Balance, beginning of year	70,578	71,000	70,267
Common stock issued upon exercise of stock options and restricted
stock, net of tax withholding related to vesting of restricted stock units (shares)	(124)	(422)	733
Balance, end of year	70,454	70,578	71,000

See Accompanying Notes

AFFYMETRIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,161)	$(10,233)	$(23,909)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	32,309	35,460	45,125
Amortization of investment premiums, net	-	-	1,219
Excess tax benefits for share-based compensation	(200)	(416)	(1,409)
Share-based compensation	8,771	9,910	11,148
Unrealized gain on hedging instruments	(826)	-	-
Unrealized gain on investments	(211)	-	-
Realized loss (gain) on debt and equity investments	2,717	(970)	(204)
Other-than-temporary impairment on securities	2,121	5,617	1,121
Provision for note receivable	2,151	-	-
Deferred tax assets	415	(73)	1,358
Amortization of debt offering costs	408	841	1,207
Gain from repurchase of convertible notes	-	(6,297)	(17,447)
Loss (gain) on disposal of property and equipment	342	784	(231)
Impairment of property and equipment	1,710	348	-
Changes in operating assets and liabilities:
Accounts receivable, net	8,260	12,599	(2,207)
Inventories	6,522	5,117	(3,157)
Prepaid expenses and other assets	3,297	10,802	4,115
Accounts payable and accrued liabilities	(448)	(12,801)	(5,374)
Deferred revenue	(1,740)	(2,881)	(1,349)
Other long-term liabilities	1,900	168	(677)
Net cash provided by operating activities	39,337	47,975	9,329
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,779)	(7,726)	(10,249)
Purchases of available-for-sale securities	(86,252)	(453,138)	(381,560)
Proceeds from sales of available-for-sale securities	189,440	417,981	261,029
Proceeds from maturities of available-for-sale securities	32,982	110,477	124,090
Proceeds from sale of property and equipment	493	-	-
Purchase of technology rights	(3,250)	(1,383)	(500)
Net cash provided by (used in) investing activities	127,634	66,211	(7,190)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	(683)	(1,182)	(813)
Repurchase of convertible notes	(3)	(143,993)	(50,669)
Excess tax benefits for share-based compensation	200	416	1,409
Net cash used in financing activities	(486)	(144,759)	(50,073)
Effect of exchange rate changes on cash and cash equivalents	(32)	415	284
Net increase (decrease) in cash and cash equivalents	166,453	(30,158)	(47,650)
Cash and cash equivalents at beginning of year	35,484	65,642	113,292
Cash and cash equivalents at end of year	$201,937	$35,484	$65,642

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$3,341	$9,284	$9,963
Cash paid for income taxes	$633	$1,450	$144

See Accompanying Notes

AFFYMETRIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

On November 29, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire eBioscience Holding Company, Inc. (“eBioscience”) for approximately $330 million in cash, subject to certain adjustments as provided in the Merger Agreement. eBioscience is a privately-held San Diego, California-based company engaged in the development, manufacture and sale of flow cytometry and immunoassay reagents for immunology and oncology research and diagnostics. The merger is subject to customary closing conditions, including the receipt of financing for the merger.

In connection with the Merger Agreement, the Company entered into a commitment letter with financing sources providing for $190 million of senior secured credit. The conditions to funding these facilities have not been satisfied, and as a result we will not be able to complete the eBioscience acquisition unless the terms of the acquisition and the financing are restructured. The Company is in discussions with financing sources and with eBioscience regarding the possibility of restructuring the committed financing but no agreements or understandings has been reached. The Company has waived eBioscience’s obligations under the non-solicitation provisions set forth in the Merger Agreement and understands that eBioscience is considering alternatives to the merger. The Merger Agreement may be terminated by either party if the closing of the merger has not occurred by March 31, 2012, so long as the breach of the Merger Agreement by the party seeking to terminate has not been the proximate cause of or resulted in the failure of the merger to occur on or before such date.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Affymetrix and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Certain prior year amounts on the Company’s Consolidated Statements of Comprehensive Loss and Consolidated Statements of Cash Flows have been reclassified to conform to the current period presentation.

USE OF ESTIMATES

The preparation of the consolidated financial statements is in conformity with U.S. generally accepted accounting principles (“US GAAP”) which require management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

FOREIGN CURRENCY

Assets and liabilities of non-U.S. subsidiaries that use the local currency as their functional currency are translated to U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive income (loss) within stockholders’ equity. Income and expense accounts are translated at average exchange rates during the year. Foreign currency transaction gains and losses are recognized, net of hedging activity, in interest income and other, net and were comprised of net losses of $2.5 million, less than $0.1 million and $2.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

CASH EQUIVALENTS, AVAILABLE-FOR-SALE SECURITIES AND INVESTMENTS

Restricted Cash

The Company’s restricted cash balances consist primarily of outstanding letters of credits that are fully cash collateralized and reserves for value added tax in foreign locations.

Marketable Securities

The Company’s investments consist of marketable equity and debt securities, including U.S. government notes and bonds; corporate notes, bonds and asset-backed securities; mortgage-backed securities, municipal notes and bonds; and publicly traded equity securities. The Company reports all securities with maturities at the date of purchase of 90 days or less that are readily convertible into cash and have insignificant interest rate risk as cash equivalents. The Company’s investments are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity. The cost of its marketable securities is adjusted for the amortization of premiums and discounts to maturity. This amortization is included in interest income and other, net. Realized gains and losses, as well as interest income, on available-for-sale securities are also included in interest income and other, net. The cost of securities sold is based on the specific identification method. The fair values of securities are based on quoted market prices. The Company includes its available-for-sale securities that have an effective maturity of less than twelve months as of the balance sheet date in current assets and those with a maturity greater than twelve months as of the balance sheet date in non-current assets.

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

Other-than-temporary Impairment

All of the Company’s marketable and non-marketable securities are subject to quarterly reviews for impairment that is deemed to be other-than-temporary (“OTTI”). An investment is considered other-than-temporarily impaired when its fair value is below its amortized cost and (1) the Company intends to sell the security; (2) it is “more likely than not” that the Company will be required to sell the security before recovery of its amortized cost basis or (3) the present value of expected cash flows is not expected to recover the entire amortized cost basis. Below is a summary of the Company’s analysis:

●
Marketable securities –As part of its review, the Company is required to take into consideration current market conditions, extent and nature of change in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, all available information relevant to the collectability of debt securities and other factors when evaluating for the existence of OTTI in its securities portfolio. OTTI is separated into credit-related losses, which exist when amortized cost basis is not expected to be fully recovered, and non-credit related losses, which are the result of all other factors, such as illiquidity. Any credit-related OTTI is recognized in earnings while noncredit-related OTTI is recorded in other comprehensive income (loss) (“OCI”). During the year ended December 31, 2011, the Company recorded an impairment charge of $0.8 million due to OTTI of its investment in a publicly-traded company. Refer to Note 5. “Financial Instruments – Investments in Debt and Equity Securities” for further information.

●
Non-marketable securities – The Company periodically monitors the liquidity and financing activities of its non-marketable securities to determine if any impairment exists and accordingly writes down, to the extent necessary, the carrying value of the non-marketable equity securities to their estimated fair values. In order to determine whether a decline in value is other-than-temporary, the Company evaluates, among other factors: the duration and extent to which the fair value has been less than the carrying value; the financial condition of and business outlook of the issuer for the company, including key operational and cash flow metrics, current market conditions; and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in estimated fair value. During the year ended December 31, 2011, the Company recorded impairment charges totaling $1.3 million, primarily related to its investment in a limited partnership investment fund. Refer to Note 5. “Financial Instruments – Non-Marketable Securities” for further information.

ACCOUNTS RECEIVABLE

Trade accounts receivable are recorded at net invoice value. The Company considers amounts past due based on the related terms of the invoice. The Company reviews its exposure to amounts receivable and provides an allowance for specific amounts if collectability is no longer reasonably assured. The Company also provides an allowance for a percentage of the gross trade receivable balance (excluding any specifically reserved amounts) based on its collection history. The allowance for doubtful accounts was not material at December 31, 2011 and 2010.

DERIVATIVE INSTRUMENTS

The Company accounts for its derivative instruments as either assets or liabilities and carries them at fair value. Derivatives that are not defined as hedges must be adjusted to fair value through earnings at each reporting date.

For derivative instruments that hedge the exposure to variability in expected future cash flows that are designated as cash flow hedges, the Company measures the effectiveness of the derivative instruments by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item. The effective portion of the gain or loss on the derivative instrument is reported as a component of OCI in stockholders’ equity and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument is recognized in current earnings. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions. The net gain or loss on the effective portion of a derivative instrument that is designated as an economic hedge of the foreign currency translation exposure of the net investment in a foreign operation is reported in the same manner as a foreign currency translation adjustment. Refer to Note 5. “Financial Instruments – Derivative Financial Instruments” for further information.

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

In the fourth quarter of 2011, the Company entered into a non-binding letter of intent to sell its facility located in West Sacramento, California to a third-party. As a result of the letter of intent, the Company reclassified the facility from long-lived assets held and used to held-for-sale and recognized an impairment charge of $1.7 million to bring the carrying value of the facility to its estimated fair market value, which is the anticipated selling price under the non-binding letter of intent. As of December 31, 2011, an executed purchase agreement has not been entered into and neither party has any binding obligations under the letter of intent.

ACQUIRED TECHNOLOGY RIGHTS

Acquired technology rights are carried at cost less accumulated amortization and are comprised of licenses to technology covered by patents held by third parties or acquired by the Company. Purchased intangible assets other than goodwill are required to be amortized over their useful lives unless these lives are determined to be indefinite. Amortization is recorded over the estimated useful life of the underlying patents, which has historically ranged from one to thirteen years. In 2011 and 2010, the Company did not identify any indicators of impairment during its annual test on the acquired technology rights and did not recognize any impairment losses. Refer to Note 8, “Acquired Technology Rights”, for further information.

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets and certain identifiable intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. For the years ended December 31, 2011 and 2010, the Company recognized $1.7 million and $0.3 million, respectively, of impairment charges on its long-lived assets. No impairment was recorded for the year ended December 31, 2009.

INCOME TAXES

Income tax expense is based on pre-tax financial accounting income. Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company must then assess the likelihood that the resulting deferred tax assets will be realized. To the extent the Company believes that realization of the deferred tax assets is not more likely than not, the Company establishes a valuation allowance. Significant estimates are required in determining the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowance to be recorded against net deferred tax assets. Some of these estimates are based on interpretations of existing tax laws or regulations. The Company believes that its estimates are reasonable and that its reserves for income tax related uncertainties are adequate. Various internal and external factors may have favorable or unfavorable effects on the Company’s future effective tax rate. These factors include, but are not limited to, changes in overall levels of characterization and geographical mix of pretax earnings (losses), changes in tax laws, regulations and/or rates, changing interpretations of existing tax laws or regulations, changes in the valuation of deferred tax assets or liabilities, future levels of research and development spending, nondeductible expenses, applicability of tax holidays and ultimate outcomes of income tax audits. Relative to uncertain tax positions, the Company only recognizes the tax benefit if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the Company’s financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

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

Effective January 1, 2010, the Company adopted Auditing Standards Update (“ASU”) No. 2009-13, Revenue Recognition (ASC Topic 605) – Multiple-Deliverable Revenue Arrangements on a prospective basis, which establishes the relative selling price method whereby the Company is required to allocate consideration to all deliverables at the inception of the arrangement based on their relative selling prices. This change in accounting principle did not have a material impact on the Company’s financial results.

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

SOFTWARE DEVELOPMENT COSTS

Development Costs of Software to Be Sold, Leased or Marketed

Certain software development costs subsequent to the establishment of technological feasibility are capitalized. The Company’s software is deemed to have achieved technological feasibility at the point a working model of the software product is developed. For the years ended December 31, 2011 and 2010, the Company did not capitalize any software development costs. Amortization costs for the years ended December 31, 2011 and 2010 on software development costs previously capitalized were $0.7 million for both years and $1.1 million for the year ended December 31, 2009. The costs of developing routine software enhancements are expensed as research and development when incurred because of the short time between the determination of technological feasibility and the date of general release of the related products.

Internal-Use Software

For the year ended December 31, 2011, the Company did not capitalize any costs associated with internal-use software. For the year ended December 31, 2010, the Company capitalized approximately $0.7 million. All costs associated with software developed for internal use will be amortized from the time at which the software is ready for its intended use. As of December 31, 2011, the Company had recognized total cumulative amortization costs of $0.5 million.

ADVERTISING COSTS

The Company expenses advertising costs as incurred. Advertising costs recorded for the years ended December 31, 2011, 2010 and 2009 were $0.6 million, $1.2 million and $0.9 million, respectively.

SHARE-BASED COMPENSATION

The Company estimates the fair value of its stock options using the Black-Scholes-Merton (“BSM”) option pricing model. This model requires the use of certain estimates and assumptions such as the expected term of options, estimated forfeitures, expected volatility of the Company’s stock price, expected dividends and the risk-free interest rate at the grant date to determine the fair value of the stock options. The fair value of its restricted stock and restricted stock units, collectively referred to as restricted stock awards (“RSAs”), is based on the market price of the Company’s common stock on the grant date. The Company recognizes the fair value of its share-based compensation as expense on a straight-line basis over the requisite service period of each award, generally four years. Refer to Note 14, “Stockholders’ Equity and Share-Based Compensation Expense” for further information.

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on the Company’s available-for-sale securities that are excluded from net loss, unrealized gains and losses on cash flow hedges and foreign currency translation adjustments. Total comprehensive income (loss) has been disclosed in the Company’s Consolidated Statements of Comprehensive Loss.

At December 31, 2011 and 2010, the components of accumulated other comprehensive income, net of tax, are as follows (in thousands):

	2011	2010
Foreign currency translation adjustment	$821	$742
Unrealized gains on available-for-sale and non-marketable securities	845	634
Unrealized gains on cash flow hedges	826	-
Accumulated other comprehensive income, net of tax	$2,492	$1,376

NET LOSS PER COMMON SHARE

Basic net loss per common share is calculated using the weighted-average number of common shares outstanding during the period less the weighted-average shares subject to repurchase. Diluted net loss per common share gives effect to dilutive common stock subject to repurchase, stock options (calculated based on the treasury stock method), shares purchased under the employee stock purchase plan and convertible debt (calculated using an as-if-converted method).

Diluted earnings per share, if any, include certain potential dilutive securities from common stock subject to repurchase, outstanding stock options (on the treasury stock method), shares purchased under the employee stock purchase plan and convertible notes (on the as-if-converted basis). The potentially dilutive securities excluded from diluted earnings per common share because their effect would have been anti-dilutive, on an actual outstanding basis, were as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Employee stock options	6,276	6,636	6,216
Restricted stock and restricted stock units	2,597	1,953	2,154
Employee stock purchase plan	64	-	-
Convertible notes	3,169	3,169	8,207
Total	12,106	11,758	16,577

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued an amendment to an existing accounting standard which requires companies to present net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. In addition, in December 2011, the FASB issued an amendment to an existing accounting standard which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. The Company adopted this guidance on a retrospective basis and the adoption did not have a material effect on its consolidated financial statements.

In May 2011, the FASB issued a new accounting standard update, which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. The Company adopted this standard in the first quarter of 2012 and the adoption will not have a material impact on its financial statements and disclosures.

NOTE 3—CONCENTRATIONS OF RISK

Cash equivalents and investments are financial instruments that potentially subject Affymetrix to concentrations of risk to the extent of amounts recorded in the Company’s Consolidated Balance Sheets. Company policy restricts the amount of credit exposure to any one issuer and to any one type of investment, other than securities issued by the United States Government.

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

For the years ended December 31, 2011, 2010 and 2009, approximately 47%, 43% and 42%, respectively, of the Company’s total revenue was generated from sales outside the United States. The Company’s results of operations are affected by such factors as changes in foreign currency exchange rates, trade protection measures, longer accounts receivable collection patterns and changes in regional or worldwide economic or political conditions. The risks of the Company’s international operations are mitigated in part by the extent to which its sales are geographically distributed.

NOTE 4—FAIR VALUE MEASUREMENTS

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

The fair values of the Company’s Level 1 and Level 2 available-for-sale securities are based on quoted market prices and are included in cash and cash equivalents, available-for-sale securities—short-term portion and available-for-sale securities—long-term portion on the Company’s Consolidated Balance Sheets based on the maturity of the securities. As of December 31, 2011 and 2010, the Company had no financial assets or liabilities requiring Level 3 classification, including those that have unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets and liabilities.

The fair value of the Company’s foreign currency derivative assets and liabilities is determined based on the estimated consideration the Company would pay or receive to terminate these agreements on the reporting date. The foreign currency derivative assets and liabilities are located in other current assets and accrued expenses, respectively, in the Company’s Consolidated Balance Sheets.

The fair value of the Company’s convertible notes is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for the convertible notes of the same remaining maturities. As of December 31, 2011 and 2010, the estimated fair value of the convertible notes was $95.5 million.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010 (in thousands):

		Significant
	Quoted Prices	Other
	In Active	Observable
	Markets	Inputs
	(Level 1)	(Level 2)	Total
December 31, 2011:
Assets:
U.S. government obligations and agency securities*	$-	$19,598	$19,598
U.S. corporate debt*	-	25,100	25,100
Non-U.S. government obligations and agency securities	-	2,810	2,810
Non-U.S. corporate debt and equity securities	105	14,825	14,930
Total	$105	$62,333	$62,438

Foreign currency derivative assets	$-	$940	$940

Liabilities:
Foreign currency derivative liabilities	$-	$217	$217

December 31, 2010:
Assets:
U.S. government obligations and agency securities*	$-	$52,056	$52,056
U.S. corporate debt*	-	103,192	103,192
U.S. and non-U.S. money market funds	-	3,634	3,634
Non-U.S. government obligations and agency securities	-	8,106	8,106
Non-U.S. corporate debt and equity securities	804	39,725	40,529
Total	$804	$206,713	$207,517

* As of December 31, 2011, the Company had no investments in mortgage-backed securities in its portfolio. As of December 31, 2010, approximately 4% of the Company’s total portfolio was in mortgage-backed investments.

NOTE 5—FINANCIAL INSTRUMENTS

Investments in Debt and Equity Securities

The following is a summary of available-for-sale securities as of December 31, 2011 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. government obligations and agency securities*	$19,421	$177	$-	$19,598
U.S. corporate debt*	24,942	259	(101)	25,100
Non-U.S. government obligations and agency securities	2,805	6	(1)	2,810
Non-U.S. corporate debt and equity securities	15,157	41	(268)	14,930
Total available-for-sale securities	$62,325	$483	$(370)	$62,438
Amounts mature in:
Less than one year				$7,937
One to two years				25,785
More than two years				28,716
Total available-for-sale securities				$62,438

* As of December 31, 2011, the Company had no investments in mortgage-backed securities in its portfolio.

The following is a summary of available-for-sale securities as of December 31, 2010 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. government obligations and agency securities*	$52,047	$85	$(76)	$52,056
U.S. corporate debt*	103,601	275	(684)	103,192
U.S. and Non-U.S. money markets	3,642	-	(8)	3,634
Non-U.S. government obligations and agency securities	8,155	24	(73)	8,106
Non-U.S. corporate debt and equity securities	40,724	48	(243)	40,529
Total securities	$208,169	$432	$(1,084)	$207,517
Amounts included in:
Cash equivalents				$6,103
Available-for-sale securities				201,414
Total securities				$207,517
Amounts mature in:
Less than one year				$73,326
One to two years				45,690
More than two years				88,501
Total available-for-sale securities				$207,517

* As of December 31, 2010, approximately 4% of the Company’s total portfolio was in mortgage-backed investments.

Realized gains for the years ended December 31, 2011 and 2010 were $0.6 million and $0.8 million, respectively. For the years ended December 31, 2011 and 2010, realized losses were $1.6 million and $0.3 million, respectively. Realized gains and losses are included in interest income and other, net in the Company’s Consolidated Statements of Operations. The gross unrealized losses as of December 31, 2010 were primarily related to a mortgage-backed security with a carrying value of $0.6 million that was impacted by the weakening of the global economy caused by a lack of liquidity in the credit markets which had not fully recovered. The mortgage-backed security was sold in 2011 for a realized loss of $0.3 million. During the year ended December 31, 2011, an equity security that experienced a decline in fair value was deemed other-than-temporarily impaired and impairment charges totaling $0.8 million was recorded. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of the Company’s other securities.

Non-Marketable Securities

As of December 31, 2011 and 2010, the carrying amounts of the Company’s non-marketable securities, totaling $5.0 million and $6.8 million, respectively, equaled their estimated fair values. Their estimated fair values were based on liquidation and net realizable values. During the year ended December 31, 2011, the Company recorded impairment charges on its non-marketable securities totaling $1.3 million primarily related to its limited partnership investment fund. During the year ended December 31, 2010, the Company recorded impairment charges on its non-marketable securities totaling $5.6 million, primarily due to declines in the estimated fair values of two of its investments in private biotechnology companies that were determined to be other-than-temporary as a result of the respective price per share paid by investors in the most recent round of financing for each company which, in each case, was significantly lower than the carrying value of the Company’s investment. Net investment losses are included in interest income and other, net in the Company’s Consolidated Statements of Operations. Depending on market conditions, the Company may incur additional charges on this investment portfolio in the future.

Derivative Financial Instruments

The Company derives a portion of its revenues in foreign currencies, predominantly in Europe and Japan, as part of its ongoing business operations. In addition, a portion of its assets are held in the nonfunctional currencies of its subsidiaries. The Company enters into foreign currency forward contracts to manage a portion of the volatility related to transactions that are denominated in foreign currencies. The Company’s foreign currency forward contracts are entered into for periods consistent with the related underlying exposures and do not constitute positions that are independent of those exposures. The Company’s accounting policies for these instruments are based on whether the instruments are classified as designated or non-designated hedging instruments. The Company records all derivatives on the Company’s Consolidated Balance Sheets at fair value. The effective portions of designated cash flow hedges are recorded in OCI until the hedged item is recognized in operations. As of December 31, 2011, the Company’s existing foreign currency forward exchange contracts mature within 12 months. The deferred amount related to the Company’s derivatives currently recorded in OCI and expected to be recognized into earnings over the next 12 months is a net gain of $0.8 million. Derivatives that are not designated as hedging instruments and the ineffective portions of cash flow hedges are adjusted to fair value through earnings.

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in other comprehensive income (loss) associated with such derivative instruments are reclassified immediately into operations through other income and expense. Any subsequent changes in fair value of such derivative instruments are reflected in other income and expense unless they are re-designated as hedges of other transactions. The Company did not recognize any net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during 2011.

As of December 31, 2011, the total notional values of the Company’s foreign currency forward contracts that mature within 12 months are as follows (in thousands):

Contracts
Qualifying
as Hedges
December 31, 2011:
Euro	$11,851
Japanese yen	7,008
British pound	4,459
Total	$23,318

As of December 31, 2010, the Company did not have any unsettled foreign currency contracts in place.

As a result of the use of derivative instruments, the Company is exposed to the risk that the counterparties may be unable to meet the terms of the agreements. To mitigate the risk, only contracts with carefully selected highly-rated major financial institutions are entered into. In the event of non-performance by these counterparties, the asset position carrying values of the financial instruments represent the maximum amount of loss that can be incurred, however, no losses as a result of counterparty defaults are expected. The Company does not require and is not required to pledge collateral for these financial instruments. The Company does not enter into foreign currency forward contracts for trading or speculative purposes and is not party to any leveraged derivative instruments.

The following table shows the Company’s foreign currency derivatives measured at fair value as reflected on the Company’s Consolidated Balance Sheets as of December 31, 2011 (in thousands):

			Fair Value of
		Fair Value of	Derivatives Not
		Derivatives	Qualifying or
	Balance Sheet	Designated as	Designated as	Total
	Location	Hedge Instruments	Hedge Instruments	Fair Value
December 31, 2011:
Derivative assets:
Foreign exchange contracts	Other current assets	$940	$-	$940
Derivative liabilities:
Foreign exchange contracts	Accrued expenses	217	-	217

The Company did not have any foreign currency derivatives as of December 31, 2010.

The following table shows the pre-tax effect of the Company’s derivative instruments on OCI for the years ended December 31, 2011 and 2010 (in thousands):

	Amount of Gain (Loss) Recognized
	in OCI (Effective Portion)
	Year Ended December 31,
	2011	2010
Derivatives designated as cash flow hedges
Foreign exchange contracts	$826	$-

There were no amounts classified from OCI into operations during the year ended December 31, 2011.

The following table shows the pre-tax effect of the Company’s derivative instruments on the Company’s Consolidated Statements of Operations for the years ended December 31, 2011 and 2010 (in thousands):

	Amount of Gain (Loss) Recognized
	in Statements of Operations
	(Amount Excluded from
	Effectiveness Testing)
	Year Ended December 31,		Location of Gain (Loss) Recognized
	2011	2010	in Statements of Operations
Derivatives designated as cash flow hedges
Foreign exchange contracts	$(103)	$-	Interest Income and Other, Net
Derivatives not designated as hedging instruments
Foreign exchange contracts	(1,720)	957	Interest Income and Other, Net

NOTE 6—INVENTORIES

Inventories consist of the following at December 31, 2011 and 2010 (in thousands):

	2011	2010
Raw materials	$8,635	$15,477
Work-in-process	10,554	9,235
Finished goods	23,662	24,661
Total	$42,851	$49,373

NOTE 7—PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31, 2011 and 2010 (in thousands):

	2011	2010
Property and equipment:
Construction-in-progress	$837	$1,013
Equipment and furniture	113,690	147,493
Building and leasehold improvements	96,390	99,206
Land	1,310	1,310
	212,227	249,022
Less: accumulated depreciation and amortization	(172,645)	(194,845)
Net property and equipment (1)	$39,582	$54,177

(1) Included in the balance as of December 31, 2011 was the Company’s West Sacramento facility that was reclassified to held-for-sale on the Company’s Consolidated Balance Sheets. The facility had an estimated fair value of
$9.0 million at December 31, 2011.

For the years ended December 31, 2011, 2010 and 2009, the Company recorded depreciation expense of $19.0 million, $22.2 million and $29.6 million, respectively.

For the year ended December 31, 2011, the Company recognized $1.7 million of impairment charges on its facility in West Sacramento, California.

NOTE 8—ACQUIRED TECHNOLOGY RIGHTS

Acquired technology rights, with a gross carrying value of $113.7 million, are comprised of customer relationships, licenses to technology covered by patents owned by third parties or patents acquired by the Company and are amortized over the expected useful lives of these assets, which range from two to fifteen years. At December 31, 2011 and 2010, accumulated amortization of these rights amounted to $84.2 million and $71.6 million, respectively.

During the years ended December 31, 2011 and 2010, the Company concluded that here were no indicators of impairment during its annual impairment test of its acquired technology rights and the remaining balance at December 31, 2011 is expected to be recoverable.

The expected future annual amortization expense of the Company’s acquired technology rights is as follows (in thousands):

Amortization
For the Year Ending December 31,	Expense
2012	$11,092
2013	8,617
2014	6,736
2015	1,332
2016	421
Thereafter	1,327
Total	$29,525

NOTE 9—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of December 31, 2011 and 2010 consist of the following (in thousands):

	2011	2010
Accounts payable	$15,629	$12,897
Accrued compensation and related liabilities	12,169	14,840
Accrued interest	1,531	1,531
Accrued taxes	5,067	6,860
Accrued legal	1,808	518
Accrued warranties	1,500	1,493
Other	7,070	6,120
Total	$44,774	$44,259

NOTE 10—COMMITMENTS

Operating Leases

The Company leases laboratory, office and manufacturing facilities under non-cancelable operating leases that expire at various times through 2023. Some of these leases contain renewal options ranging from two to five years and escalation clauses. Rent expense related to operating leases for the years ended December 31, 2011, 2010 and 2009 was approximately $11.0 million, $9.7 million and $10.2 million, respectively. In connection with some of these facility leases, the Company has made security deposits totaling $1.8 million, which are included in long-term other assets in the Company’s Consolidated Balance Sheets.

Future minimum lease obligations, net of sublease income, at December 31, 2011 under all non-cancelable operating leases are as follows (in thousands):

For the Year Ending December 31,	Amount
2012	$8,315
2013	8,344
2014	6,277
2015	6,204
2016	4,418
Thereafter	31,862
Total	$65,420

Sublease income is expected to be approximately $0.9 million and $0.7 million for the years ended December 31, 2012 and 2013, respectively, and $0 thereafter.

Non-Cancelable Supply Agreements

As of December 31, 2011, the Company had approximately $1.3 million of non-cancelable inventory supply agreements that are in effect through 2012.

Indemnifications

From time to time the Company has entered into indemnification provisions under certain of its agreements with other companies in the ordinary course of business, typically with business partners, customers, and suppliers. Pursuant to these agreements, the Company generally indemnifies, holds harmless, and agrees to reimburse the indemnified parties on a case by case basis for losses suffered or incurred by the indemnified parties in connection with any U.S. patent or other intellectual property infringement claim by any third party with respect to its products. The term of these indemnification provisions is generally perpetual from the time of the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. In addition, the Company has entered into indemnification agreements with its officers and directors. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As of December 31, 2011, the Company had not accrued a liability for this guarantee, because the likelihood of incurring a payment obligation in connection with this guarantee is remote.

NOTE 11—WARRANTIES

The Company provides for anticipated warranty costs at the time the associated revenue is recognized. Product warranty costs are estimated based upon the Company’s historical experience and the warranty period. The Company periodically reviews the adequacy of its warranty reserve and adjusts, if necessary, the warranty percentage and accrual based on actual experience and estimated costs to be incurred. In 2010, the Company experienced more warranty claims for instruments than expected. Information regarding the changes in the Company’s product warranty liability for the years ended December 31, 2011 and 2010 is as follows (in thousands):

Amount
Balance at December 31, 2009	$1,685
Additions charged to cost of product sales	2,673
Repairs and replacements	(3,509)
Adjustments	644
Balance at December 31, 2010	$1,493
Additions charged to cost of product sales	879
Repairs and replacements	(872)
Balance at December 31, 2011	$1,500

NOTE 12—LEGAL PROCEEDINGS

The Company has been in the past, and continues to be, a party to litigation which has consumed, and may continue to consume, substantial financial and managerial resources. While the results of any litigation or any other legal proceedings are uncertain, the Company does not believe the ultimate resolution of any pending legal matters is likely to have a material adverse effect on the Company’s financial position or results of operations.

Illumina Lawsuit

On May 4, 2009 and November 3, 2009, the Company was named as a defendant in complaints filed by plaintiff Illumina, Inc., in the United States District Court for the Western District of Wisconsin (the “District Court”). In the complaints, plaintiff alleged that the Company is infringing Patent Nos. 7,510,841 and 7,612,020 (the “Patents”) by making and selling certain of the GeneChip® products. In December 2010, the District Court granted the Company’s motion for summary judgment that it did not infringe the patents held by Illumina. Illumina appealed the District Court’s decision in August 2011 and the Court of Appeals for the Federal Circuit affirmed the District Court’s decision.

E8 Pharmaceuticals LLC

On July 1, 2008, the Company was named as a defendant in a complaint filed by plaintiffs E8 Pharmaceuticals LLC and Massachusetts Institute of Technology ("MIT") in the United States District Court of Massachusetts. In the complaint, the plaintiffs allege that the Company is infringing one patent owned by MIT and licensed to E8 Pharmaceuticals by making and selling the Company’s GeneChip® products to customers and teaching its customers how to use the products. The plaintiffs seek a permanent injunction enjoining the Company from further infringement, unspecified monetary damages, enhanced damages pursuant to 35 U.S.C. §284, costs, attorneys’ fees and other relief as the court deems just and proper. The Company will vigorously defend against plaintiffs’ claims. There is no trial date set in this matter.

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

Noteholder Litigation

On December 29, 2011, Tang Capital Partners, LP, a holder of the Company's 3.50% Senior Convertible Notes Due 2038 (the "Notes"), commenced class action litigation against the Company in the Superior Court of California, County of Santa Clara. The complaint alleges a variety of claims relating to the Company's proposed acquisition of eBioscience Holding Company, Inc., including that the acquisition would constitute a Fundamental Change under the indenture governing the Notes. The complaint seeks unspecified damages, temporary and permanent injunctive relief against completion of the eBioscience acquisition, and other remedies. On January 21, 2012, the Company entered into an agreement to settle the purported class action litigation. As part of the settlement, the Company agreed to commence a tender offer to repurchase the entire aggregate outstanding principal amount of Notes at par plus accrued interest. Tang Capital Partners, LP, which owns approximately $78.3 million principal amount of the Notes, agreed to tender all of its Notes into the offer. Refer to Note 20, “Subsequent Events” for further discussion.

Administrative Proceedings

The Company’s intellectual property is subject to a number of significant administrative actions. These proceedings could result in the Company’s patent protection being significantly modified or reduced, and the incurrence of significant costs and the consumption of substantial managerial resources. For the year ended December 31, 2011, the Company had not incurred significant costs in connection with administrative proceedings.

NOTE 13—SENIOR CONVERTIBLE NOTES

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

There were no purchases of Notes in 2011. In 2010 and 2009, the Company repurchased a total of $220.8 million of aggregate principal amount of the Notes for total cash consideration of $194.2 million, including accrued interest of $2.4 million. The recognized gain on debt repurchase of $23.7 million is net of transaction costs of $1.3 million and accelerated amortization of deferred financing costs of $2.4 million.

As of December 31, 2011, the balance remaining on the Notes was $95.5 million.

On February 3, 2012, the Company commenced a cash tender offer to repurchase the entire aggregate outstanding principal amount of its Notes at par plus accrued and unpaid interest from the last interest payment date applicable to the Notes to, but not including, the settlement date for the tender offer. Refer to Note 20, “Subsequent Events” for further information.

NOTE 14—STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION EXPENSE

Convertible Preferred Stock

The Company’s Board of Directors has authorized 5.0 million shares of convertible redeemable preferred stock, $0.01 par value. At December 31, 2011 and 2010, there were no such shares issued or outstanding.

Share-based Compensation Plans

The Company has a share-based compensation program that provides the Board of Directors broad discretion in creating equity incentives for employees, officers, directors and consultants. This program includes incentive and non-qualified stock options and RSAs, granted under various stock plans. Stock options are issued at a price of at least 100% of the fair value of the Company’s common stock on the date of grant (110% in certain circumstances), as determined by the Board of Directors. Options generally expire 7 to 10 years from the grant date and may be granted with different vesting terms from time to time as determined by the Board of Directors, usually over a period of four years on each anniversary of the grant date. In general, RSAs vest on an annual basis over a period of four years on each anniversary of the grant date, are subject to the employees’ continued employment and are paid upon vesting in shares of the Company’s common stock on a one-for-one basis. As of December 31, 2011, the Company had approximately 4.9 million shares of common stock reserved for future issuance under its share-based compensation plans. New shares are issued as a result of stock option exercises, restricted stock units vesting and restricted stock award grants. A more detailed description of the Company’s current share-based compensation plans follows below.

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

In 2000, the Board of Directors adopted the Amended and Restated 2000 Equity Incentive Plan (the “2000 Stock Plan”), which was amended and restated in 2001, under which RSAs, stock options, performance-based shares and stock appreciation rights may be granted to employees, outside directors and consultants. In the second quarter of 2010, 4.5 million shares of common stock were added under the 2000 Stock Plan bringing the total shares of common stock authorized for issuance under the 2000 Stock Plan to 16.2 million.

The following table sets forth the total share-based compensation expense resulting from stock options and RSAs included in the Company’s Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2011	2010	2009
Costs of sales	$1,143	$994	$1,677
Research and development	1,850	2,136	2,207
Selling, general and administrative	5,778	6,780	7,264
Total share-based compensation expense	$8,771	$9,910	$11,148

As of December 31, 2011, $16.0 million of total unrecognized share-based compensation expense related to non-vested awards is expected to be recognized over the respective vesting terms of each award through 2015. The weighted-average term of the unrecognized share-based compensation expense is 2.7 years.

Stock Options

The fair value of options was estimated at the date of grant using the BSM option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2011	2010	2009
Risk free interest rate	1.5%	1.1%	1.7%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	67%	76%	70%
Expected option term (in years)	4.5	4.1	4.1

The risk free interest rate for periods within the contractual life of the Company’s stock options is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term is derived from an analysis of the Company’s historical exercise trends over ten years. The expected volatility for the years ended December 31, 2011 and 2010 is based on a blend of historical and market-based implied volatility. Using the assumptions above, the weighted-average grant date fair value of options granted during the years ended December 31, 2011, 2010 and 2009 was $2.86, $2.66 and $3.03, respectively.

Activity under the Company’s stock plans for the year ended December 31, 2011 is as follows (in thousands, except per share amounts):

		Weighted-Average	Weighted-Average	Aggregate
		Exercise Price	Remaining	Intrinsic
	Shares	Per Share	Contractual Terms	Value
			(in years)
Outstanding at December 31, 2010	6,636	$12.44
Grants	1,952	5.31
Exercises	(180)	3.29
Forfeitures or expirations	(2,132)	15.63
Outstanding at December 31, 2011	6,276	$9.41	4.69	$520,725

Exercisable at December 31, 2011	2,722	$14.32	3.31	$253,898

Vested and expected to vest at December 31, 2011	5,548	$9.95	4.51	$490,116

The following table summarizes information concerning currently outstanding and exercisable options at December 31, 2011:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-Average		Weighted-Average
		Remaining	Exercise Price		Exercise Price
Range of Exercise Prices	Number	Contractual Life	Per Share	Number	Per Share
	(in thousands)	(in years)		(in thousands)
$1.32 - 4.09	593	4.62	$3.21	236	$3.02
$4.22 - 4.22	975	5.50	$4.22	253	$4.22
$4.26 - 4.85	820	6.54	$4.75	46	$4.61
$4.88 - 5.74	941	5.59	$5.39	231	$5.50
$5.78 - 8.29	1,120	5.37	$7.40	362	$7.83
$8.71 - 11.30	844	3.14	$10.33	664	$10.35
$12.11 - 25.67	459	2.71	$20.15	406	$20.31
$25.68 - 57.08	524	1.54	$33.92	524	$33.92
Total	6,276	4.69	$9.41	2,722	$14.32

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of its fourth quarter of 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2011. The amount changes based on the fair market value of the Company’s common stock. For the years ended December 31, 2011, 2010 and 2009, total intrinsic value of options exercised was $0.4 million, $0.2 million and less than $0.1 million, respectively.

Reserved Shares

At December 31, 2011, the Company has shares reserved for future issuance as follows (in thousands):

Options outstanding	6,276
Options available for future grants	4,878
Convertible subordinated notes	3,169
14,323

Restricted Stock

The following table summarizes the Company’s RSAs activity for the year ended December 31, 2011 (in thousands, except per share amounts):

	Number	Weighted-Average
	of Shares	Grant Date Fair Value
Restricted stock awards
Non-vested stock outstanding at December 31, 2010	1,248	$8.14
Granted	-	$-
Vested	(467)	$9.63
Forfeited	(241)	$7.09
Non-vested stock outstanding at December 31, 2011	540	$7.32

Restricted stock units
Non-vested stock outstanding at December 31, 2010	705	$4.47
Granted	1,688	$5.39
Vested	(169)	$4.79
Forfeited	(167)	$4.48
Non-vested stock outstanding at December 31, 2011	2,057	$5.20

For the years ended December 31, 2011 and 2010, total fair value of RSAs vested was $14.6 million and $13.3 million, respectively.

Performance-Based Awards

In 2011, the Compensation Committee approved a grant of performance-based restricted stock units (“PRSUs”) under the Plan to an executive officer that is earned annually in four equal tranches (the “Performance Period”). The PRSUs entitle the executive to receive a certain number of shares of the Company’s common stock based on the Company’s satisfaction of certain financial and strategic performance goals as set and approved by the Board of Directors annually during the first quarter of the specific performance period. Based on the achievement of the performance conditions during the Performance Period, the final settlement of the PRSU award will vest twelve months following the end of the Performance Period. The PRSU award will be forfeited if the performance goals are not met or if the executive officer is no longer employed at the vest date.

The number of shares underlying the PRSUs that were granted to the executive officer during the year ended December 31, 2011 totaled 240,000 shares and had a grant date fair value of $6.71 per share. As of December 31, 2011, the Company expects that 60,000 shares of the PRSUs will vest and the fair value of such shares is being amortized on a straight-line basis over the remaining service period. The total compensation cost related to PRSUs granted but not yet recognized was approximately $1.5 million as of December 31, 2011.

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

The price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first day of the offering period or the last day of the purchase period, whichever is lower. The offering periods are twelve months and include two six month purchase periods that result in a look-back for determining the purchase price of up to 12 months. Employees can invest up to 15% of their gross compensation through payroll deductions. In no event would an employee be permitted to purchase more than 750 shares of common stock during any six-month purchase period. The initial offering period commenced in November 2011. As of the year ended December 31, 2011, there were 245 participants in the plan and no shares were issued under the ESPP.

NOTE 15—INCOME TAXES

The following table presents the U.S. and foreign components of consolidated loss before income taxes and the provision (benefit) for income taxes (in thousands):

	Year Ended December 31,
	2011	2010	2009
(LOSS) INCOME BEFORE INCOME TAXES:
U.S.	$(26,778)	$(15,722)	$(25,150)
Foreign	22	7,659	1,083
Loss before income taxes	$(26,756)	$(8,063)	$(24,067)

PROVISION (BENEFIT) FOR INCOME TAXES:
Current:
Federal	$-	$-	$(2,248)
State	106	37	25
Foreign	1,038	2,222	2,123
Subtotal	1,144	2,259	(100)
Deferred:
Federal	-	-	-
State	-	-	-
Foreign	261	(89)	(58)
Subtotal	261	(89)	(58)
Income tax provision (benefit)	$1,405	$2,170	$(158)

The difference between the provision (benefit) for income taxes and the amount computed by applying the federal statutory income tax rate (35%) to loss before taxes is explained as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Tax at federal statutory rate	$(9,364)	$(2,822)	$(8,423)
State taxes, net	(1,740)	(1,646)	(2,315)
Non-deductible stock compensation	453	626	659
Non-deductible acquisition costs	878	-	-
Foreign rate differential	1,274	(547)	1,686
Research credits	(692)	(991)	(1,772)
Change in valuation allowance	10,461	7,026	8,968
Other	135	524	1,039
	$1,405	$2,170	$(158)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s assets are as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$57,677	$52,327
Tax credit carryforwards	47,513	40,047
Deferred revenue	1,632	1,717
Capitalized research and development costs	487	596
Intangibles	20,462	21,562
Share-based compensation	4,284	5,422
Accrued compensation	2,025	2,125
Accrued warranty	570	576
Inventory reserves	4,860	5,013
Reserves and other	10,928	11,236
Depreciation and amortization	21,323	21,569
Other, net	1,742	2,844
Total deferred tax assets	173,503	165,034
Valuation allowance for deferred tax assets	(154,107)	(142,565)
Net deferred tax assets	19,396	22,469
Net deferred tax liabilities:
Acquired intangibles	(2,459)	(3,670)
Cancellation of debt	(9,669)	(9,653)
Foreign earnings	(5,139)	-
Other, net	(1,315)	(3,181)
Total deferred tax liabilities	(18,582)	(16,504)
Net deferred tax assets	$814	$5,965

As of December 31, 2011, the Company had total U.S. net operating loss carryforwards of $288.6 million, comprised of $162.0 million for U.S. federal purposes, which expire in the years 2021 through 2031 if not utilized, and $126.6 million for state purposes, the majority of which expire in the years 2012 through 2031 if not utilized. Additionally, the Company has federal research and development tax credit carryforwards of approximately $23.6 million, which expire in the years 2017 through 2031 if not utilized. The Company also has state research and development tax credit carryforwards and other various tax credit carryforwards of approximately $39.1 million. Substantially all of the state tax credits can be carried forward indefinitely. Utilization of net operating loss and tax credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation may result in the expiration of the net operating loss before utilization.

As of December 31, 2011, the Company has recorded a full valuation allowance against all U.S. and certain foreign deferred tax assets. The valuation allowance increased by $11.5 million and $3.2 million for the years ended December 31, 2011 and 2010, respectively. The increase during the year ended December 31, 2011 is attributable to U.S. losses and a release in reserves related to uncertain tax positions. Approximately $28.7 million of the valuation allowance as of December 31, 2011 is attributable to the income tax benefits of share-based compensation, the benefit of which will be credited to stockholders’ equity when, and if, realized.

Not included in the deferred tax assets as of December 31, 2011 is approximately $4.7 million of tax benefits related to share-based compensation. When realized, the tax benefit of these assets will be accounted for as a credit to stockholders’ equity, rather than a reduction of the income tax provision.

Of the total tax benefits realized from the share-based compensation the amounts recorded to stockholders’ equity were approximately less than $0.1 million and $0.1 million for the years ended December 31, 2011 and 2010, respectively.

During the year ended December 31, 2011, due to potential future transactions that would require cash outflows, the Company changed its assertion such that foreign earnings are no longer intended to be permanently reinvested. As a result, the Company recorded a net deferred tax liability of approximately $0.8 million related to foreign undistributed earnings, which was offset by a reduction in the Company’s valuation allowance against its deferred tax assets.

A portion of the Company’s operations in Singapore operate under various tax holidays and tax incentive programs, which expire in whole or in part at various dates through 2017. There was a minimal net impact of these tax holidays and tax incentive programs for the year ended December 31, 2011.

The following table presents the Company’s total amount of gross unrecognized tax benefits (in thousands):

	2011	2010
Unrecognized tax benefits, beginning of year	$20,758	$19,866
Gross increases - tax positions in prior period	517	167
Gross decreases - tax positions in prior period	(201)	(361)
Gross increases - current period tax positions	1,203	1,086
Settlements	(5,797)	-
Unrecognized tax benefits, end of year	$16,480	$20,758

If recognized, the amount of unrecognized tax benefits that would impact income tax expense is $2.7 million. As of December 31, 2011, the Company does not anticipate any material changes to the amount of unrecognized tax benefits during the next 12 months. The Company classifies interest and penalties related to tax positions as components of income tax expense. For the year ended December 31, 2011, the amount of accrued interest and penalties related to tax uncertainties was approximately $0.2 million for a total cumulative amount included in non-current income taxes payable of $0.7 million as of December 31, 2011.

The Company files U.S. federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The Company’s major tax jurisdictions are the U.S., California, Singapore, and the U.K.

During November 2011, the U.S. Internal Revenue Service completed its field examination of the Company’s federal income tax returns for the 2004, 2005, 2006, 2008 and 2009 tax years and issued a Revenue Agent’s Report, or RAR, with no proposed adjustments. The Company considers all tax positions taken in the 2004, 2005, 2006, 2008 and 2009 tax years to be effectively settled, because the U.S. Internal Revenue Service has completed its examination procedures and the Company believes that there is a remote possibility that the U.S. Internal Revenue Service will re-examine the settled positions. As a result, the Company has released $5.8 million of reserves related to uncertain tax positions for those periods and recorded a full valuation allowance against these deferred tax assets. However, the federal and California statute of limitations on assessment still remain open for the tax years 1992 through 2011. The Company’s major foreign jurisdictions remain open for examination in general for tax years 2006 through 2011.

NOTE 16—SEGMENT AND GEOGRAPHIC INFORMATION

The Company has determined that it operates in one segment as it only reports operating results on an aggregate basis to the chief operating decision maker of the Company.

The Company reported total revenue by region is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Customer location:
United States	$142,508	$178,029	$190,257
Europe	76,286	80,914	87,061
Japan	19,989	22,248	22,588
Other	28,691	29,555	27,188
Total	$267,474	$310,746	$327,094

There were no customers representing 10% or more of total revenue in 2011, 2010 and 2009.

The Company’s long-lived assets other than purchased intangible assets, which the Company does not allocate to specific geographic locations as it is impracticable to do so, are composed principally of net property and equipment.

Net property and equipment, classified by major geographic areas in which the Company operates was as follows (in thousands):

	Year Ended December 31,
	2011	2010
Net property and equipment:
United States	$32,168	$42,434
Singapore	6,022	10,206
Other countries	1,393	1,537
Total (1)	$39,583	$54,177

(1) Included in the balance as of December 31, 2011 was the Company’s West Sacramento facility that was reclassified to held-for-sale on the Company’s Consolidated Balance Sheets. The facility had an estimated fair value of $9.0 million at December 31, 2011.

NOTE 17—DEFINED-CONTRIBUTION SAVINGS PLANS

The Company maintains a defined-contribution savings plan which is qualified under Section 401(k) of the Internal Revenue Code. The plan covers substantially all full-time U.S. employees. Participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Company’s expense associated with matching employee contributions for the years ended December 31, 2011, 2010 and 2009 totaled $3.0 million, $2.8 million and $3.2 million, respectively. Company contributions to employees vest ratably over four years.

NOTE 18—UNAUDITED QUARTERLY FINANCIAL INFORMATION

	2011				2010
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share amounts)
Total revenue	$65,104	$63,987	$64,659	$73,724	$84,909	$73,972	$71,678	$80,187
Total cost of goods sold	30,412	27,648	25,793	27,099	35,570	33,499	31,089	33,048
Net (loss) income	(14,739)	(9,789)	(3,672)	39	3,960	968	(5,541)	(9,620)
Basic net (loss) income per common share	(0.21)	(0.14)	(0.05)	0.00	0.06	0.01	(0.08)	(0.14)
Diluted net (loss) income per common share	(0.21)	(0.14)	(0.05)	0.00	0.06	0.01	(0.08)	(0.14)

In 2010, the Company recognized total gains of $6.3 million as part of the repurchases of its Notes.

NOTE 19—RELATED PARTY TRANSACTIONS

In December 2011, the Company entered into an agreement under which it assigned one patent application and related know-how to Cellular Research, Inc. (“Cellular Research”), a company founded by the Company’s Chairman, Dr. Stephen P.A. Fodor. Dr. Fodor also owns a majority of the shares of Cellular Research. Pursuant to the agreement, Cellular Research shall pay single digit royalties to Affymetrix on sales of products covered by the assigned technology, and starting in December 2015, an annual minimum fee of $100,000. Affymetrix shall also have a right of first refusal to collaborate with Cellular Research for the development of certain new products and to supply arrays to Cellular Research under certain terms and conditions. As of December 31, 2011, no royalties were earned pertaining to this agreement.

NOTE 20—SUBSEQUENT EVENTS

On January 21, 2012, the Company entered into an agreement to settle the purported class action litigation brought against the Company by holders of the Company’s 3.50% Senior Convertible Notes Due 2038 (the “Notes”) in the Superior Court of California, County of Santa Clara. As part of the settlement, on February 3, 2012, the Company commenced a cash tender offer (the “Offer”) for the entire remaining aggregate outstanding principal amount of $95.5 million of its Notes. The Company offered to purchase the Notes at par plus accrued and unpaid interest up to, but not including, the date of settlement.

The Company will fund the purchases of the Notes tendered in the Offer with cash on hand.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

The effectiveness of our internal control over financial reporting as of December 31, 2011, has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report which is included as follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Affymetrix, Inc.

We have audited Affymetrix, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Affymetrix, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Affymetrix, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Affymetrix, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 31, 2011 of Affymetrix, Inc. and our report dated February 28, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California February 28, 2012

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors and executive officers is incorporated by reference to the sections of the Company’s proxy statement for the 2012 Annual Meeting of Stockholders (the “Proxy Statement”) entitled “Election of Directors” and “Management.”

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

(a)(3)           Exhibits:

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
2.1(1)	Agreement and Plan of Merger by and among Panomics, Inc., the Company, Panda Acquisition Corporation and the Equityholders’ Representative dated as of November 11, 2008.
2.2(2)	Agreement and Plan of Merger dated as of November 29, 2011 among the Company, eBioscience Holding Company, Inc., Excalibur Acquisition Sub, Inc. and the Securityholders’ Representative.
3.1(3)	Restated Certificate of Incorporation.
3.2(4)	Amended and Restated Bylaws.
4.2(5)	Indenture dated as of November 16, 2007, between the Company and the Bank of New York Trust Company, N.A. as Trustee.
10.1(6)‡	1993 Stock Plan, as amended.
10.2(6)‡	1996 Nonemployee Directors Stock Option Plan.
10.3(7)‡	1998 Stock Incentive Plan.
10.4(8)‡	Amendment No. 1 to the 1996 Nonemployee Directors Stock Option Plan of the Company
10.5(9)‡	Amended and Restated 1996 Non-Employee Directors Stock Plan.
10.6(10)‡	Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan, as adopted effective March 9, 2000 and amended through May 14, 2010.
10.7(11)‡	Form of Non-Qualified Stock Option Agreement under the Affymetrix, Inc. Amended and Restated 1996 Non-Employee Directors Stock Plan.
10.8(11)‡	Form of Stock Option Agreement under the Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan.
10.9(1)‡	Form of Restricted Stock Agreement under the Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan.
10.10(12)	First Amendment to Affymetrix, Inc. 1998 Stock Incentive Plan.
10.11(2)‡	Performance Based Restricted Stock Unit Grant Notice and Agreement between the Company and Frank Witney, Ph.D. dated July 21, 2011.
10.12(13)‡	2011 Employee Stock Purchase Plan.
10.13(14)	Lease between Sobrato Interests and the Company dated June 12, 1996 (3380 Central Expressway, Santa Clara, CA).
10.14(15)	Fifth Amendment to Lease between Sobrato Interests and the Company dated July 3, 2002 (3380 Central Expressway, Santa Clara, CA).
10.15(16)	Sixth Amendment to Lease between SI 34, LLC, as successor in interest to Sobrato Interests, and the Company dated July 11, 2011 (3380 Central Expressway, Santa Clara, CA)
10.16(14)	Lease between Sobrato Interests and the Company dated May 31, 1996 (3450 Central Expressway, Santa Clara, CA).
10.17(15)	First Amendment to Lease between Sobrato Interests and the Company dated July 3, 2002 (3450 Central Expressway, Santa Clara, CA).
10.18(16)	Second Amendment to Lease between SI 34, LLC, as successor in interest to Sobrato Interests, and the Company dated July 11, 2011 (3450 Central Expressway, Santa Clara, CA).
10.19(17)	Lease between Sobrato Interests and the Company dated July 3, 2002 (3420 Central Expressway, Santa Clara, CA).
10.20(17)	First Amendment to Lease between Sobrato Interests and the Company dated September 30, 2003 (3420 Central Expressway, Santa Clara, CA).
10.21(16)	Second Amendment to Lease between SI 34, LLC, as successor in interest to Sobrato Interests, and the Company dated July 11, 2011 (3420 Central Expressway, Santa Clara, CA).

10.22(18)	Lease between Keppel Logistics Pte Ltd. and Affymetrix Pte Ltd. dated as of January 1, 2006 (7 Gul Circle, Singapore 629363).
10.23(19)	Addendum to Lease Agreement between Keppel Logistics Pte Ltd. and Affymetrix Pte Ltd. dated June 1, 2010 (7 Gul Circle, Singapore 629363)
10.24(20)	Lease Agreement between SBP Limited Partnership and the Company dated August 10, 2008 (26309 Miles Road, Warrensville Heights, OH).
10.25(20)	First Amendment and Lease Expansion Agreement between SBP Limited Partnership and the Company dated May 20, 2009 (26309 Miles Road, Warrensville Heights, OH).
10.26(20)	Lease Agreement between OTR, acting as the duly authorized nominee of The State Teacher Retirement System of Ohio and Anatrace, Inc. dated February 14, 2001 (434 Dussel Drive, Maumee, OH).
10.27(20)	Assignment and Assumption of Lease between Anatrace, Inc. and USB Acquisition dated April 30, 2005 (434 Dussel Drive, Maumee, OH).
10.28(21)	Lease Agreement between the Company and Miles/Commerce Ltd. dated April 1, 2010 (26101 Miles Road, Warrensville Heights, OH).
10.29(21)	Lease Agreement between the Company and 26111 Miles Road Ltd. dated April 1, 2010 (26111 Miles Road, Warrensville Heights, OH).
10.30(22)‡	Offer Letter from the Company to John F. (Rick) Runkel dated October 6, 2008.
10.31(20)‡	Offer Letter from the Company to Andrew J. Last, Ph.D. dated November 2, 2009.
10.32(21)‡	Offer Letter from the Company to Timothy C. Barabe dated March 9, 2010.
10.33(23) ‡	Offer Letter from the Company to Frank Witney, Ph.D. dated May 26, 2011.
10.34(23)‡	Separation Agreement between the Company and Kevin M. King dated May 31, 2011.
10.35(7)‡	Form of Officer and Director Indemnification Agreement.
10.36(24)‡	Affymetrix, Inc. Change of Control Plan, as amended through May 14, 2010.
10.37(24)‡	Executive Severance Policy dated May 14, 2010.
10.38(25)	Settlement and Release Agreement dated January 9, 2008 between the Company and Illumina, Inc.
10.39(26)	Stipulation of Settlement regarding the Affymetrix Derivative Litigation in the United States District Court, Northern District of California.
10.40(27)	Letter Agreement dated as of January 21, 2012 between the Company and Tang Capital Partners, LP.
21	List of Subsidiaries.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Schema Document
EX-101.CAL	XBRL Calculation Linkbase Document
EX-101.LAB	XBRL Label Linkbase Document
EX-101.PRE	XBRL Presentation Linkbase Document

(1)	Incorporated by reference to Registrant’s Annual Report on Form 10-K as filed on March 2, 2009 (File No. 000-28218).

(2)	Filed herewith.

(3)	Incorporated by reference to Registrant’s Current Report on Form 8-K as filed on June 13, 2000 (File No. 000-28218).

(4)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q as filed on August 7, 2009 (File No. 000-28218).

(5)	Incorporated by reference to Registrant’s Current Report on Form 8-K as filed on November 19, 2007 (File No. 000-28218).

(6)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-3648), as amended.

(7)	Incorporated by reference to Registrant’s Annual Report on Form 10-K as filed on March 31, 1999 (File No. 000-28218).

(8)	Incorporated by reference to Registrant’s Registration Statement on Form S-3 as filed on July 12, 1999 (File No. 333-82685), as amended.

(9)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q as filed on May 15, 2001 (File No. 000-28218).

(10)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 as filed on May 17, 2010 (File No. 333-166894).

(11)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q as filed on November 9, 2004 (File No. 000-28218).

(12)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 as filed on April 18, 2001 (File No. 333-59158).

(13)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 as filed on September 1, 2011 (File No. 333-176638).

(14)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q as filed on August 14, 1996 (File No. 000-28218).

(15)	Incorporated by reference to Registrant’s Annual Report on Form 10-K as filed on March 16, 2005 (File No. 000-28218).

(16)	Incorporated by reference to Registrant’s Current Report on Form 8-K as filed on July 15, 2011 (File No. 000-28218).

(17)	Incorporated by reference to Registrant’s Annual Report on Form 10-K as filed on March 15, 2004 (File No. 000-28218).

(18)	Incorporated by reference to Registrant’s Annual Report on Form 10-K as filed on March 9, 2006 (File No. 000-28218).

(19)	Incorporated by reference to Registrant’s Annual Report on Form 10-K as filed on February 28, 2011 (File No. 000-28218).

(20)	Incorporated by reference to Registrant’s Annual Report on Form 10-K as filed on March 1, 2010 (File No. 000-28218).

(21)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q as filed on May 6, 2010 (File No. 000-28218).

(22)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q as filed on November 7, 2008 (File No. 000-28218).

(23)	Incorporated by reference to Registrant’s Current Report on Form 8-K/A as filed on August 4, 2011 (File No. 000-28218).

(24)	Incorporated by reference to Registrant’s Current Report on Form 8-K as filed on May 18, 2010 (File No. 000-28218).

(25)	Incorporated by reference to Registrant’s Annual Report on Form 10-K as filed on February 29, 2008 (File No. 000-28218).

(26)	Incorporated by reference to Registrant’s Current Report on Form 8-K as filed on May 20, 2009 (File No. 000-28218).

(27)	Incorporated by reference to Registrant’s Schedule TO as filed on February 3, 2012 (File No. 005-48829).

‡	Management contract, compensatory plan, contract or arrangement

AFFYMETRIX, INC.

Schedule II—Valuation and Qualifying Accounts

(in thousands)

		Additions
	Balance at	Charged to
	Beginning of	Operations or	Write-offs, net	Balance at
	Period	Other Accounts	of recoveries	End of Period
Allowance for Doubtful Accounts:

Year Ended December 31, 2011	$949	$(282)	$(171)	$496

Year Ended December 31, 2010	$1,853	$(685)	$(219)	$949

Year Ended December 31, 2009	$2,213	$(87)	$(273)	$1,853

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Affymetrix, Inc. (Registrant)

February 28, 2012	By:	/s/ frank witney
Frank Witney DIRECTOR, PRESIDENT AND CHIEF EXECUTIVE OFFICER

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

	Name	Title	Date
By:	/s/ Frank Witney	Director, President and Chief Executive Officer (Principal Executive Officer)	February 28, 2012
Frank Witney

By:	/s/ Timothy C. Barabe	Executive Vice President and Chief Financial Officer	February 28, 2012
	Timothy C. Barabe	(Principal Financial and Accounting Officer)

By:	/s/ Stephen P.A. Fodor, Ph.D.	Founder and Chairman of the Board	February 28, 2012
Stephen P.A. Fodor, Ph.D.

By:	/s/ Nelson C. Chan	Director	February 28, 2012
Nelson C. Chan

By:	/s/ John D. Diekman, Ph.D.	Director	February 28, 2012
John D. Diekman, Ph.D.

By:	/s/ Gary S. Guthart, Ph.D.	Director	February 28, 2012
Gary S. Guthart, Ph.D.

By:	/s/ Jami Dover Nachtsheim	Director	February 28, 2012
Jami Dover Nachtsheim

By:	/s/ Robert H. Trice, Ph.D.	Director	February 28, 2012
Robert H. Trice, Ph.D.

By:	/s/ Robert P. Wayman	Director	February 28, 2012
Robert P. Wayman

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
2.1(1)	Agreement and Plan of Merger by and among Panomics, Inc., the Company, Panda Acquisition Corporation and the Equityholders’ Representative dated as of November 11, 2008.
2.2(2)	Agreement and Plan of Merger dated as of November 29, 2011 among the Company, eBioscience Holding Company, Inc., Excalibur Acquisition Sub, Inc. and the Securityholders’ Representative.
3.1(3)	Restated Certificate of Incorporation.
3.2(4)	Amended and Restated Bylaws.
4.2(5)	Indenture dated as of November 16, 2007, between the Company and the Bank of New York Trust Company, N.A. as Trustee.
10.1(6)‡	1993 Stock Plan, as amended.
10.2(6)‡	1996 Nonemployee Directors Stock Option Plan.
10.3(7)‡	1998 Stock Incentive Plan.
10.4(8)‡	Amendment No. 1 to the 1996 Nonemployee Directors Stock Option Plan of the Company
10.5(9)‡	Amended and Restated 1996 Non-Employee Directors Stock Plan.
10.6(10)‡	Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan, as adopted effective March 9, 2000 and amended through May 14, 2010.
10.7(11)‡	Form of Non-Qualified Stock Option Agreement under the Affymetrix, Inc. Amended and Restated 1996 Non-Employee Directors Stock Plan.
10.8(11)‡	Form of Stock Option Agreement under the Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan.
10.9(1)‡	Form of Restricted Stock Agreement under the Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan.
10.10(12)	First Amendment to Affymetrix, Inc. 1998 Stock Incentive Plan.
10.11(2)‡	Performance Based Restricted Stock Unit Grant Notice and Agreement between the Company and Frank Witney, Ph.D. dated July 21, 2011.
10.12(13)‡	2011 Employee Stock Purchase Plan.
10.13(14)	Lease between Sobrato Interests and the Company dated June 12, 1996 (3380 Central Expressway, Santa Clara, CA).
10.14(15)	Fifth Amendment to Lease between Sobrato Interests and the Company dated July 3, 2002 (3380 Central Expressway, Santa Clara, CA).
10.15(16)	Sixth Amendment to Lease between SI 34, LLC, as successor in interest to Sobrato Interests, and the Company dated July 11, 2011 (3380 Central Expressway, Santa Clara, CA)
10.16(14)	Lease between Sobrato Interests and the Company dated May 31, 1996 (3450 Central Expressway, Santa Clara, CA).
10.17(15)	First Amendment to Lease between Sobrato Interests and the Company dated July 3, 2002 (3450 Central Expressway, Santa Clara, CA).
10.18(16)	Second Amendment to Lease between SI 34, LLC, as successor in interest to Sobrato Interests, and the Company dated July 11, 2011 (3450 Central Expressway, Santa Clara, CA).
10.19(17)	Lease between Sobrato Interests and the Company dated July 3, 2002 (3420 Central Expressway, Santa Clara, CA).
10.20(17)	First Amendment to Lease between Sobrato Interests and the Company dated September 30, 2003 (3420 Central Expressway, Santa Clara, CA).
10.21(16)	Second Amendment to Lease between SI 34, LLC, as successor in interest to Sobrato Interests, and the Company dated July 11, 2011 (3420 Central Expressway, Santa Clara, CA).
10.22(18)	Lease between Keppel Logistics Pte Ltd. and Affymetrix Pte Ltd. dated as of January 1, 2006 (7 Gul Circle, Singapore 629363).
10.23(19)	Addendum to Lease Agreement between Keppel Logistics Pte Ltd. and Affymetrix Pte Ltd. dated June 1, 2010 (7 Gul Circle, Singapore 629363)
10.24(20)	Lease Agreement between SBP Limited Partnership and the Company dated August 10, 2008 (26309 Miles Road, Warrensville Heights, OH).
10.25(20)	First Amendment and Lease Expansion Agreement between SBP Limited Partnership and the Company dated May 20, 2009 (26309 Miles Road, Warrensville Heights, OH).
10.26(20)	Lease Agreement between OTR, acting as the duly authorized nominee of The State Teacher Retirement System of Ohio and Anatrace, Inc. dated February 14, 2001 (434 Dussel Drive, Maumee, OH).

10.27(20)	Assignment and Assumption of Lease between Anatrace, Inc. and USB Acquisition dated April 30, 2005 (434 Dussel Drive, Maumee, OH).
10.28(21)	Lease Agreement between the Company and Miles/Commerce Ltd. dated April 1, 2010 (26101 Miles Road, Warrensville Heights, OH).
10.29(21)	Lease Agreement between the Company and 26111 Miles Road Ltd. dated April 1, 2010 (26111 Miles Road, Warrensville Heights, OH).
10.30(22)‡	Offer Letter from the Company to John F. (Rick) Runkel dated October 6, 2008.
10.31(20)‡	Offer Letter from the Company to Andrew J. Last, Ph.D. dated November 2, 2009.
10.32(21)‡	Offer Letter from the Company to Timothy C. Barabe dated March 9, 2010.
10.33(23) ‡	Offer Letter from the Company to Frank Witney, Ph.D. dated May 26, 2011.
10.34(23)‡	Separation Agreement between the Company and Kevin M. King dated May 31, 2011.
10.35(7)‡	Form of Officer and Director Indemnification Agreement.
10.36(24)‡	Affymetrix, Inc. Change of Control Plan, as amended through May 14, 2010.
10.37(24)‡	Executive Severance Policy dated May 14, 2010
10.38(25)	Settlement and Release Agreement dated January 9, 2008 between the Company and Illumina, Inc.
10.39(26)	Stipulation of Settlement regarding the Affymetrix Derivative Litigation in the United States District Court, Northern District of California.
10.40(27)	Letter Agreement dated as of January 21, 2012 between the Company and Tang Capital Partners, LP.
21	List of Subsidiaries.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Schema Document
EX-101.CAL	XBRL Calculation Linkbase Document
EX-101.LAB	XBRL Label Linkbase Document
EX-101.PRE	XBRL Presentation Linkbase Document

(1)	Incorporated by reference to Registrant’s Annual Report on Form 10-K as filed on March 2, 2009 (File No. 000-28218).

(2)	Filed herewith.

(3)	Incorporated by reference to Registrant’s Current Report on Form 8-K as filed on June 13, 2000 (File No. 000-28218).

(4)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q as filed on August 7, 2009 (File No. 000-28218).

(5)	Incorporated by reference to Registrant’s Current Report on Form 8-K as filed on November 19, 2007 (File No. 000-28218).

(6)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-3648), as amended.

(7)	Incorporated by reference to Registrant’s Annual Report on Form 10-K as filed on March 31, 1999 (File No. 000-28218).

(8)	Incorporated by reference to Registrant’s Registration Statement on Form S-3 as filed on July 12, 1999 (File No. 333-82685), as amended.

(9)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q as filed on May 15, 2001 (File No. 000-28218).

(10)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 as filed on May 17, 2010 (File No. 333-166894).

(11)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q as filed on November 9, 2004 (File No. 000-28218).

(12)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 as filed on April 18, 2001 (File No. 333-59158).

(13)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 as filed on September 1, 2011 (File No. 333-176638).

(14)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q as filed on August 14, 1996 (File No. 000-28218).

(15)	Incorporated by reference to Registrant’s Annual Report on Form 10-K as filed on March 16, 2005 (File No. 000-28218).

(16)	Incorporated by reference to Registrant’s Current Report on Form 8-K as filed on July 15, 2011 (File No. 000-28218).

(17)	Incorporated by reference to Registrant’s Annual Report on Form 10-K as filed on March 15, 2004 (File No. 000-28218).

(18)	Incorporated by reference to Registrant’s Annual Report on Form 10-K as filed on March 9, 2006 (File No. 000-28218).

(19)	Incorporated by reference to Registrant’s Annual Report on Form 10-K as filed on February 28, 2011 (File No. 000-28218).

(20)	Incorporated by reference to Registrant’s Annual Report on Form 10-K as filed on March 1, 2010 (File No. 000-28218).

(21)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q as filed on May 6, 2010 (File No. 000-28218).

(22)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q as filed on November 7, 2008 (File No. 000-28218).

(23)	Incorporated by reference to Registrant’s Current Report on Form 8-K/A as filed on August 4, 2011 (File No. 000-28218).

(24)	Incorporated by reference to Registrant’s Current Report on Form 8-K as filed on May 18, 2010 (File No. 000-28218).

(25)	Incorporated by reference to Registrant’s Annual Report on Form 10-K as filed on February 29, 2008 (File No. 000-28218).

(26)	Incorporated by reference to Registrant’s Current Report on Form 8-K as filed on May 20, 2009 (File No. 000-28218).

(27)	Incorporated by reference to Registrant’s Schedule TO as filed on February 3, 2012 (File No. 005-48829).

‡	Management contract, compensatory plan, contract or arrangement