Form 10-Q
period 2012-03-31
AFFYMETRIX INC
filed 2012-05-07
CIK 913077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM          TO          .

COMMISSION FILE NO. 0-28218

AFFYMETRIX, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	77-0319159
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

3420 CENTRAL EXPRESSWAY
SANTA CLARA, CALIFORNIA 95051
(Address of principal executive offices and Zip Code)

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

COMMON SHARES OUTSTANDING ON APRIL 30, 2012: 70,445,600

AFFYMETRIX, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AFFYMETRIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2012	2011
	(Unaudited)	(See Note 1)
ASSETS:
Current assets:
Cash and cash equivalents	$107,038	$201,937
Restricted cash	700	692
Available-for-sale securities—short-term portion	12,131	7,937
Accounts receivable, net	44,790	44,021
Inventories	41,545	42,851
Deferred tax assets—short-term portion	340	364
Property and equipment, net—held for sale	9,000	9,000
Prepaid expenses and other current assets	5,178	7,785
Total current assets	220,722	314,587
Available-for-sale securities—long-term portion	50,148	54,501
Property and equipment, net	28,180	30,583
Acquired technology rights, net	27,336	29,525
Deferred tax assets—long-term portion	430	450
Other long-term assets	8,219	8,369
Total assets	$335,035	$438,015

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued liabilities	$39,182	$44,774
Deferred revenue—short-term portion	9,635	9,852
Total current liabilities	48,817	54,626
Deferred revenue—long-term portion	3,727	3,959
Convertible notes	-	95,469
Other long-term liabilities	9,702	9,127
Stockholders’ equity:
Common stock	705	704
Additional paid-in capital	752,569	750,332
Accumulated other comprehensive income	2,426	2,492
Accumulated deficit	(482,911)	(478,694)
Total stockholders’ equity	272,789	274,834
Total liabilities and stockholders’ equity	$335,035	$438,015

See accompanying Notes to the Condensed Consolidated Financial Statements

AFFYMETRIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
REVENUE:
Product sales	$58,491	$67,463
Services and other	6,756	6,261
Total revenue	65,247	73,724
COSTS AND EXPENSES:
Cost of product sales	23,565	23,899
Cost of services and other	3,779	3,200
Research and development	13,331	16,268
Selling, general and administrative	27,924	27,212
Total costs and expenses	68,599	70,579
(Loss) income from operations	(3,352)	3,145
Interest income and other, net	26	(1,894)
Interest expense	980	938
(Loss) income before income taxes	(4,306)	313
Income tax (benefit) provision	(89)	274
Net (loss) income	$(4,217)	$39

Basic net (loss) income per common share	$(0.06)	$0.00
Diluted net (loss) income per common share	$(0.06)	$0.00

Shares used in computing basic net (loss) income per common share	69,977	70,648
Shares used in computing diluted net (loss) income per common share	69,977	71,267

See accompanying Notes to the Condensed Consolidated Financial Statements

AFFYMETRIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Net (loss) income	$(4,217)	$39
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(155)	205
Unrealized gains on available-for-sale and non-marketable securities	330	360
Reclassification adjustment for realized gains (losses) recognized in net loss	275	(304)
Unrealized losses on cash flow hedges	(516)	-
Net change in other comprehensive (loss) income, net of tax	(66)	261
Comprehensive (loss) income	$(4,283)	$300

See accompanying Notes to the Condensed Consolidated Financial Statements

AFFYMETRIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(4,217)	$39
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	7,162	8,388
Share-based compensation	2,392	2,575
Deferred tax assets	44	21
Other non-cash transactions	(118)	1,204
Changes in operating assets and liabilities:
Accounts receivable, net	(769)	607
Inventories	1,306	305
Prepaid expenses and other assets	1,944	3,041
Accounts payable and accrued liabilities	(9,170)	(6,954)
Deferred revenue	(449)	(756)
Other long-term liabilities	575	(321)
Net cash (used in) provided by operating activities	(1,300)	8,149
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	-	(23,208)
Proceeds from sales of available-for-sale securities	95	5,393
Proceeds from maturities of available-for-sale securities	388	4,910
Capital expenditures	(1,388)	(1,158)
Purchase of technology rights	(1,000)	-
Net cash used in investing activities	(1,905)	(14,063)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	(154)	(208)
Repurchase of convertible notes	(91,614)	-
Net cash used in financing activities	(91,768)	(208)
Effect of exchange rate changes on cash and cash equivalents	74	267
Net decrease in cash and cash equivalents	(94,899)	(5,855)
Cash and cash equivalents at beginning of period	201,937	35,484
Cash and cash equivalents at end of period	$107,038	$29,629

See accompanying Notes to the Condensed Consolidated Financial Statements

AFFYMETRIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

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

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying Condensed Consolidated Balance Sheet as of March 31, 2012, the Condensed Consolidated Statements of Operations, Comprehensive Loss and Cash Flows for the three months ended March 31, 2012 and 2011 are unaudited. The Condensed Consolidated Balance Sheet as of December 31, 2011 was derived from the audited consolidated financial statements which are included in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2012. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes to those financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

There have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Recent Accounting Pronouncements

In June of 2011, Accounting Standards Codification Topic 220, Comprehensive Income was amended to increase the prominence of items reported in other comprehensive income. Accordingly, a company can present all non-owner changes in stockholders’ equity either in a single continuous statement of comprehensive income or in two separate but consecutive statements The Company has adopted this guidance for the period ended March 31, 2012 on a retrospective basis and the adoption did not have a material effect on its consolidated financial statements.

NOTE 2—FAIR VALUE

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 (in thousands):

		Significant
	Quoted Prices	Other
	In Active	Observable
	Markets	Inputs
	(Level 1)	(Level 2)	Total
March 31, 2012:
Assets:
U.S. government obligations and agency securities	$-	$19,594	$19,594
U.S. corporate debt	-	24,837	24,837
Foreign government obligations and agency securities	-	2,795	2,795
Foreign corporate debt and equity securities	-	15,053	15,053
Total	$-	$62,279	$62,279

Foreign currency derivative assets	$-	$410	$410

Liabilities:
Foreign currency derivative liabilities	$-	$133	$133

December 31, 2011:
Assets:
U.S. government obligations and agency securities	$-	$19,598	$19,598
U.S. corporate debt	-	25,100	25,100
Foreign government obligations and agency securities	-	2,810	2,810
Foreign corporate debt and equity securities	105	14,825	14,930
Total	$105	$62,333	$62,438

Foreign currency derivative assets	$-	$940	$940

Liabilities:
Foreign currency derivative liabilities	$-	$217	$217

The fair value of the Company’s foreign currency derivative assets and liabilities is determined based on the estimated consideration the Company would pay or receive to terminate these agreements on the reporting date. The foreign currency derivative assets and liabilities are located in other current assets and accrued liabilities, respectively, in the Condensed Consolidated Balance Sheets.

The fair value of the Company’s 3.50% senior convertible notes (the “Notes”) is estimated based on recent transactions with the holders (the “Holders”) of the Notes. As described in further detail in “Note 8 – Senior Convertible Notes,” on March 5, 2012, the Company completed the repurchase of $91.6 million in aggregate principal amount of its Notes and paid to the Holders aggregate consideration of $92.1 million, including accrued interest. As of March 31, 2012, the estimated fair value of the Notes was $3.9 million.

As of March 31, 2012 and December 31, 2011, the Company had no financial assets or liabilities requiring Level 3 classification, including those that have unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets and liabilities.

NOTE 3—FINANCIAL INSTRUMENTS

Investments in Debt and Equity Securities

The fair values of all available-for-sale securities are based on quoted market prices and are included in cash and cash equivalents, available-for-sale securities—short-term and available-for-sale securities—long-term on the Company’s Condensed Consolidated Balance Sheets based on each respective security’s maturity. The following is a summary of available-for-sale securities as of March 31, 2012 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. government obligations and agency securities	$19,414	$180	$-	$19,594
U.S. corporate debt	24,443	404	(10)	24,837
Foreign government obligations and agency securities	2,778	17	-	2,795
Foreign corporate debt and equity securities	15,011	78	(36)	15,053
Total available-for-sale securities	$61,646	$679	$(46)	$62,279

The following is a summary of available-for-sale securities as of December 31, 2011 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. government obligations and agency securities	$19,421	$177	$-	$19,598
U.S. corporate debt	24,942	259	(101)	25,100
Foreign government obligations and agency securities	2,805	6	(1)	2,810
Foreign corporate debt and equity securities	15,157	41	(268)	14,930
Total available-for-sale securities	$62,325	$483	$(370)	$62,438

Contractual maturities of available-for-sale securities as of March 31, 2012 and December 31, 2011 are as follows (in thousands):

	March 31,	December 31,
	2012	2011
Less than one year	$12,130	$7,937
One to two years	32,466	25,785
More than two years	17,683	28,716
Total available-for-sale securities	$62,279	$62,438

The Company recognized no significant net realized gains and losses during the three months ended March 31, 2012 and 2011. Realized gains and losses are included in interest income and other, net in the Company’s Condensed Consolidated Statements of Operations. All of the Company's available-for-sale securities with gross unrealized losses as of March 31, 2012 and December 31, 2011 had been in a loss position for less than 12 months.

Non-Marketable Securities

As of March 31, 2012 and December 31, 2011, the carrying amounts of the Company’s non-marketable securities, totaling $5.4 million and $5.0 million, respectively, equaled their estimated fair values. Their estimated fair values were based on liquidation and net realizable values. There was no other-than-temporary impairment (“OTTI”) recognized during the three months ended March 31, 2012. During the three months ended March 31, 2011, the Company recognized an expense totaling $1.2 million in interest income and other, net related to its limited partnership investment fund. Net investment results are included in interest income and other, net in the Company’s Condensed Consolidated Statements of Operations. Depending on market conditions, the Company may incur additional charges on this investment portfolio in the future.

Derivative Financial Instruments

The Company derives a portion of its revenues in foreign currencies, predominantly in Europe and Japan, as part of its ongoing business operations. In addition, a portion of its assets are held in the nonfunctional currencies of its subsidiaries. The Company enters into foreign currency forward contracts to manage a portion of the volatility related to transactions that are denominated in foreign currencies. The Company’s foreign currency forward contracts are entered into for periods consistent with the related underlying exposures and do not constitute positions that are independent of those exposures. The Company’s accounting policies for these instruments are based on whether the instruments are classified as designated or non-designated hedging instruments. The Company records all derivatives on the Company’s Condensed Consolidated Balance Sheets at fair value. The effective portions of designated cash flow hedges are recorded in other comprehensive income (“OCI”) until the hedged item is recognized in operations. As of March 31, 2012, the Company’s existing foreign currency forward exchange contracts mature within 12 months. The deferred amount related to the Company’s derivatives currently recorded in OCI and expected to be recognized into earnings over the next 12 months is a net gain of $0.3 million. Derivatives that are not designated as hedging instruments and the ineffective portions of cash flow hedges are adjusted to fair value through earnings.

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in OCI associated with such derivative instruments are reclassified immediately into operations through other income and expense. Any subsequent changes in fair value of such derivative instruments are reflected in other income and expense unless they are re-designated as hedges of other transactions. The Company did not recognize any net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the three months ended March 31, 2012.

As of March 31, 2012 and December 31, 2011, the total notional values of the Company’s foreign currency forward contracts that mature within 12 months are as follows (in thousands):

	March 31,	December 31,
	2012	2011
Euro	$14,296	$11,851
Japanese yen	3,031	7,008
British pound	4,251	4,459
Total	$21,578	$23,318

The Company did not have any contracts that were not designated or qualifying as hedges as of March 31, 2012 and December 31, 2011.

As a result of the use of derivative instruments, the Company is exposed to the risk that the counterparties may be unable to meet the terms of the agreements. To mitigate the risk, only contracts with carefully selected highly-rated major financial institutions are entered into. In the event of non-performance by these counterparties, the asset position carrying values of the financial instruments represent the maximum amount of loss that can be incurred; however, no losses as a result of counterparty defaults are expected. The Company does not require and is not required to pledge collateral for these financial instruments. The Company does not enter into foreign currency forward contracts for trading or speculative purposes and is not party to any leveraged derivative instruments.

The following table shows the Company’s foreign currency derivatives measured at fair value as reflected on the Company’s Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31,	December 31,	Balance Sheet
	2012	2011	Location
Derivative assets:
Foreign exchange contracts	$410	$940	Other current assets
Derivative liabilities:
Foreign exchange contracts	133	217	Accrued expenses

The following table shows the pre-tax effect of the Company’s derivative instruments on the Company’s Condensed Consolidated Statements of Operations and OCI for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Derivatives in cash flow hedging relationships:
Net gain recognized in OCI, net of tax (1)	$310	$-
Net gain reclassified from accumulated OCI into income, net of tax (2)	518	-
Net gain recognized in other income and expense (3)	25	-
Derivatives not designated as hedging relationships:
Net loss recognized in other income and expense (4)	(148)	(1,905)
______________________
(1)	Net change in the fair value of the effective portion classified in OCI
(2)	Effective portion classified as revenue
(3)	Ineffective portion and amount excluded from effectiveness testing classified as interest and other, net
(4)	Classified in interest and other, net

NOTE 4—STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION EXPENSE

Share-based Compensation Plans

The Company has a share-based compensation program, most recently, the 2000 Amended and Restated Equity Incentive Plan (the “Plan”), that provides the Board of Directors broad discretion in creating equity incentives for employees, officers, directors and consultants. This program includes incentive and non-qualified stock options and non-vested stock awards (also known as restricted stock) granted under various stock plans. As of March 31, 2012, the Company had approximately 5.1 million shares of common stock reserved for future issuance under its share-based compensation plans. New shares are issued as a result of stock option exercises, restricted stock units vesting and restricted stock award grants.

The Company recognized share-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Costs of sales	$372	$291
Research and development	367	527
Selling, general and administrative	1,653	1,757
Total share-based compensation expense	$2,392	$2,575

As of March 31, 2012, $13.0 million of total unrecognized share-based compensation expense related to non-vested awards is expected to be recognized over the respective vesting terms of each award through 2016. The weighted-average term of the unrecognized share-based compensation expense is 2.6 years.

Stock Options

The fair value of options was estimated at the date of grant using the Black Scholes Merton option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2012	2011
Risk free interest rate	1.0%	2.2%
Expected dividend yield	0.0%	0.0%
Expected volatility	67%	67%
Expected option term (in years)	4.6	4.5

The risk free interest rate for periods within the contractual life of the Company’s stock options is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term is derived from an analysis of the Company’s historical exercise trends over ten years. The expected volatility for the three months ended March 31, 2012 and 2011 is based on a blend of historical and market-based implied volatility. Using the assumptions above, the weighted-average grant date fair value of options granted during the three months ended March 31, 2012 and 2011, was $2.38 and $2.86, respectively.

Performance-Based Awards

In 2011, the Compensation Committee approved a grant of performance-based restricted stock units (“PRSUs”) under the Plan to an executive officer that is earned annually in four equal tranches (the “Performance Period”). The PRSUs entitle the executive to receive a certain number of shares of the Company’s common stock based on the Company’s satisfaction of certain financial and strategic performance goals as set and approved by the Board of Directors annually during the first quarter of the specific performance period. Based on the achievement of the performance conditions during each Performance Period, the final settlement of the PRSU award will vest twelve months following the end of each Performance Period. The PRSU award will be forfeited if the performance goals are not met or if the executive officer is no longer employed at the vest date.

The number of shares underlying the PRSUs that were granted to the executive officer during 2011 totaled 240,000 shares. As of March 31, 2012, performance conditions pertaining to 60,000 shares of the PRSUs, with a grant date fair value of $6.71, were achieved and the fair value of the vested shares is being amortized on a straight-line basis over the remaining service period. The Company expects that an additional 30,000 shares of the PRSUs, with a grant date fair value of $4.63, will vest and the fair value of such shares is being amortized on a straight-line basis over the related service period. The total compensation cost related to PRSUs granted but not yet recognized was approximately $0.3 million as of March 31, 2012.

There were no PRSUs grants during the three months ended March 31, 2012.

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

The price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first day of the offering period or the last day of the purchase period, whichever is lower. The offering periods are twelve months and include two six month purchase periods that result in a look-back for determining the purchase price of up to 12 months. Employees can invest up to 15% of their gross compensation through payroll deductions. In no event would an employee be permitted to purchase more than 750 shares of common stock during any six-month purchase period. The initial offering period commenced in November 2011. As of the three months ended March 31, 2012, there were 228 participants in the plan and no shares were issued under the ESPP during the period. Included in total share-based compensation cost for the three months ended March 31, 2012 was $0.3 million related to the ESPP.

NOTE 5—INVENTORIES

At March 31, 2012 and December 31, 2011, inventories consisted of the following (in thousands):

	March 31,	December 31,
	2012	2011
Raw materials	$7,806	$8,635
Work-in-process	8,015	10,554
Finished goods	25,724	23,662
Total	$41,545	$42,851

NOTE 6—ACQUIRED TECHNOLOGY RIGHTS

Acquired technology rights are comprised of customer relationships, licenses to technology covered by patents owned by third parties or patents acquired by the Company and are amortized over the expected useful lives of these assets, which range from one to fifteen years. Acquired technology rights, net of accumulated amortization, as of March 31, 2012 and December 31, 2011 are as follows (in thousands):

	March 31,	December 31,
	2012	2011
Carrying value	$114,328	$113,695
Less: accumulated amortization	(86,992)	(84,170)
Net acquired technology rights	$27,336	$29,525

The expected future annual amortization expense of the Company’s acquired technology rights is as follows (in thousands):

Amortization
For the Year Ending December 31,	Expense
2012, remainder thereof	$8,283
2013	8,644
2014	6,702
2015	1,364
2016	525
Thereafter	1,818
Total	$27,336

NOTE 7—WARRANTIES

The Company provides for anticipated warranty costs at the time the associated product revenue is recognized. Product warranty costs are estimated based upon the Company’s historical experience and the applicable warranty period. The Company periodically reviews the adequacy of its warranty reserve and adjusts, if necessary, the warranty percentage and accrual based on actual experience and estimated costs to be incurred. Information in regards to the changes in the Company’s product warranty liability for the three months ended March 31, 2012 is as follows (in thousands):

Balance at December 31, 2011	$1,500
Additions charged to cost of product sales	163
Repairs and replacements	(310)
Balance at March 31, 2012	$1,353

NOTE 8—SENIOR CONVERTIBLE NOTES

During the three months ended March 31, 2012, the Company repurchased approximately $91.6 million of aggregate principal amount of its Notes due in 2038 in private transactions for total cash consideration of $92.1 million, including accrued interest of $0.5 million. The Notes were purchased at par and accelerated amortization of deferred financing costs of $0.3 million was recognized. The remaining $3.9 million of the Notes is classified in accounts payable and accrued liabilities on the Company’s Condensed Consolidated Balance Sheets.

NOTE 9—NET (LOSS) INCOME PER COMMON SHARE

Basic net (loss) income per common share is calculated using the weighted-average number of common shares outstanding during the period less the weighted-average shares subject to repurchase. Diluted net (loss) income per common share gives effect to dilutive common stock subject to repurchase, stock options (calculated based on the treasury stock method), shares under the Company’s ESPP and convertible debt (calculated using an as-if-converted method). Potentially dilutive securities are excluded from shares used in computing diluting net (loss) income per common share if their effect would be anti-dilutive.

	Three Months Ended March 31,
	2012	2011
Net (loss) income	$(4,217)	$39

Shares used in computing basic net (loss) income per common share	69,977	70,648
Add effect of dilutive securities:
Employee stock options	-	162
Common stock subject to repurchase	-	457
Shares used in computing diluted net (loss) income per common share	69,977	71,267

Basic net (loss) income per common share	$(0.06)	$0.00

Diluted net (loss) income per common share	$(0.06)	$0.00

The potential dilutive securities excluded from diluted earnings per common share because their effect would have been anti-dilutive were as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Employee stock compensation plans	6,020	6,975
Restricted stock subject to repurchase	2,469	1,970
Convertible notes	2,267	3,170
Total	10,756	12,115

NOTE 10—LEGAL PROCEEDINGS

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

E8 Pharmaceuticals LLC

On July 1, 2008, the Company was named as a defendant in a complaint filed by plaintiffs E8 Pharmaceuticals LLC and Massachusetts Institute of Technology ("MIT") in the United States District Court of Massachusetts. In the complaint, the plaintiffs allege that the Company is infringing one patent owned by MIT and licensed to E8 Pharmaceuticals by making and selling the Company’s GeneChip® products to customers and teaching its customers how to use the products. The plaintiffs seek a permanent injunction enjoining the Company from further infringement, unspecified monetary damages, enhanced damages pursuant to 35 U.S.C. §284, costs, attorneys’ fees and other relief as the court deems just and proper. The Company will vigorously defend against the plaintiffs’ claims. There is no trial date set in this matter.

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

On April 6, 2012, Enzo filed a complaint against the Company in the United States District Court for the District of Delaware. In the complaint, plaintiff alleges that Affymetrix are infringing U.S. Patent No. 7,064,197 by making and selling certain GeneChip® products. Plaintiff seeks a preliminary and permanent injunction enjoining the Company from further infringement and unspecified monetary damages. The Company will vigorously defend against this case.

Noteholder Litigation

On December 29, 2011, the Company received notice that Tang Capital Partners, LP, a holder of the Notes, had commenced class action litigation against the Company in the Superior Court of California, County of Santa Clara. The complaint alleged a variety of claims relating to the Company's previously announced proposed acquisition of eBioscience Holding Company, Inc., including that the acquisition would constitute a “Fundamental Change” under the indenture governing the Notes. The complaint sought unspecified damages, temporary and permanent injunctive relief against completion of the eBioscience acquisition, and other remedies. On January 21, 2012, the Company entered into an agreement to settle the purported class action litigation. As part of the settlement, the Company agreed that within two weeks it would commence a tender offer to repurchase the entire $95.5 million aggregate principal amount of Notes currently outstanding at par plus accrued interest. Tang Capital Partners, LP, which owned approximately $78.3 million principal amount of the Notes, agreed to tender all of its Notes into the offer. As described in further detail in “Note 8—Senior Convertible Notes,” on March 5, 2012, the Company completed the repurchase of $91.6 million in aggregate principal amount of the Notes and paid to the holders of the Notes aggregate consideration of $92.1 million, including accrued interest.

Administrative Proceedings

The Company’s intellectual property is subject to a number of significant administrative actions. These proceedings could result in the Company’s patent protection being significantly modified or reduced, and the incurrence of significant costs and the consumption of substantial managerial resources. For the three months ended March 31, 2012, the Company did not incur significant costs in connection with administrative proceedings.

NOTE 11—INCOME TAXES

The benefit for income tax for the first quarter of 2012 was approximately $0.1 million which primarily consists of a provision for foreign taxes offset by an income tax benefit provided within the intraperiod tax allocation rules.

Intraperiod tax allocation requires that the provision for income taxes be allocated between continuing operations and other categories of earnings, such as discontinued operations or OCI, for each tax jurisdiction. In periods in which there is a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, the tax provision is first allocated to the other categories of earnings. A related tax benefit is then recorded in continuing operations. While intraperiod tax allocation in general does not change the overall tax provision, it may result in a gross-up of the individual components, thereby changing the amount of tax provision included in each category. Included in the Company’s continuing operations income tax provision is a tax benefit of approximately $0.3 million for the three months ended March 31, 2012 related to unrealized gains recorded in OCI.

Due to the Company’s history of cumulative operating losses, management concluded that, after considering all the available objective evidence, it is not more likely than not that all the Company’s net deferred tax assets will be realized. Accordingly, all of the U.S. deferred tax assets continue to be subject to a valuation allowance as of March 31, 2012.

As of March 31, 2012, there have been no material changes to the total amount of unrecognized tax benefits.

NOTE 12—RELATED PARTY TRANSACTIONS

In December 2011, the Company entered into an agreement under which it assigned one patent application and related know-how to Cellular Research, Inc. (“Cellular Research”), a company founded by the Company’s Chairman, Dr. Stephen P.A. Fodor. Dr. Fodor also owns a majority of the shares of Cellular Research. Pursuant to the agreement, Cellular Research shall pay single digit royalties to Affymetrix on sales of products covered by the assigned technology, and starting in December 2015, an annual minimum fee of $100,000. Affymetrix shall also have a right of first refusal to collaborate with Cellular Research for the development of certain new products and to supply arrays to Cellular Research under certain terms and conditions. As of March 31, 2012, no royalties were earned pertaining to this agreement.

NOTE 13—SUBSEQUENT EVENTS

On May 3, 2012, the Company entered into an Amended and Restated Plan of Merger (the “Merger Agreement”) to acquire eBioscience Holding Company, Inc. (“eBioscience”) for approximately $315 million in cash, subject to certain adjustments as provided in the Merger Agreement. The Merger Agreement amends and restates in its entirety the terms and conditions of the Agreement and Plan of Merger dated November 29, 2011 entered into among the same parties. The merger is subject to certain closing conditions, including the receipt of financing for the merger. The Merger Agreement contains certain termination rights for both the Company and eBioscience, and further provides that upon termination of the Merger Agreement under specified circumstances, the Company will pay to eBioscience a termination fee of $15 million.

The Merger Agreement contemplates that the Company will fund the transaction with a senior secured financing of $75 million and the proceeds of additional financing expected to be completed by prior to closing. In connection with Merger Agreement, the Company entered into a commitment letter with financing sources providing up to $90 million of senior secured credit. The commitment to provide this funding is subject to several conditions, including the receipt of at least $115 million in gross proceeds from additional financing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 should be read in conjunction with our financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011.

All statements in this quarterly report that are not historical are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act as amended, including statements regarding our “goals,” “expectations,” “beliefs,” “intentions,” “strategies” or the like. Such statements are based on our current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Actual results or business conditions may differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, risk relating to our ability to consummate the acquisition of eBioscience under the terms of the amended merger agreement and our ability to successfully integrate and realize the anticipated benefits of the acquisition; the risk that we will not obtain additional financing contemplated in the amended merger agreement on adequate terms, or at all; risks associated with our ability to offer new products and technologies; our capacity to identify and capitalize upon emerging market opportunities; market acceptance of our products versus those of our competitors; uncertainties related to cost and pricing of Affymetrix products; fluctuations in overall capital spending in the academic and biotechnology sectors; changes in government funding policies; our dependence on collaborative partners; the size and structure of our current sales, technology and technical support organizations; uncertainties relating to our suppliers and manufacturing processes; our ability to achieve and sustain higher levels of revenue, improved gross margins and reduced operating expenses; personnel retention; global credit and financial market conditions; uncertainties relating to Federal and Drug Administration (“FDA”) and other regulatory approvals; risks relating to intellectual property of others and the uncertainties of patent protection and litigation; volatility of the market price of our common stock; unpredictable fluctuations in quarterly revenues; and the risk factors disclosed under Part I, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statements are based, except as required by law.

OVERVIEW

We develop, manufacture and sell products and services for genetic analysis to the life science research and clinical healthcare markets. Researchers around the world use our technology to better understand the role that genes play in disease, the effectiveness and safety of therapies and many other biological factors that affect human well-being. We sell our products to some of the world’s largest pharmaceutical, diagnostic and biotechnology companies, as well as leading academic, government and not-for-profit research institutions and almost 25,000 peer-reviewed papers have been published based on work using our products. We have about 900 employees worldwide and maintain sales and distribution operations across the United States, Europe, Asia and Latin America.

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

We completed an internal reorganization of our operations into business units at the end of 2011, including Expression, Genetic Analysis and Clinical Applications, and Life Science Reagents. The business units are designed to create a high level of focus for identifying and executing on opportunities in our target markets.

Expression

Our Expression business unit develops and markets our gene expression products and services, including our in vitro transcription (“IVT”) arrays and our QuantiGene line targeted at low-to-mid-plex markets. Expression revenue as a percentage of total revenue is expected to decline over time as demand for expression products used in the discovery and exploration markets decline. Accordingly, we reported declining sales of IVT arrays that historically has represented more than half of expression revenue in recent years.

Our primary goal in our expression business is to stabilize revenue by adding new products to our array-based expression portfolio and rejuvenating our mid-plex cell and tissue assays. We have also expanded the use of our GeneAtlasTM instrument, a desk-top entry-level microarray system, by widening the range of arrays that can be run on it.

Genetic Analysis and Clinical Applications

Our Genetic Analysis and Clinical Applications business unit develops and markets our genotyping and cytogenetics products, including our Axiom genotyping platform, our SNP 6.0 array and our CytoScan™ HD array primarily targeted at the genotyping markets. We intend to continue to invest in cytogenetics and Axiom products in 2012 to continue growing our revenues in this business unit.

Life Science Reagents

Our Life Science Reagents business unit develops and markets reagents, enzymes, purification kits and biochemicals used by life science researchers, and is primarily targeted at the life science reagent markets. Revenue from Life Science Reagents has grown over the past few of years.

Corporate

Our Corporate business unit primarily derives revenue from royalty arrangements, as well as field revenue from services provided by us to customers. We expect Corporate revenue to decrease over time as fewer royalty arrangements are entered into and patents expire.

Pending Acquisition of eBioscience

On May 3, 2012, we entered into an Amended and Restated Plan of Merger (the “Merger Agreement”) to acquire eBioscience Holding Company, Inc. (“eBioscience”) for approximately $315 million in cash, subject to certain adjustments as provided in the Merger Agreement. The Merger Agreement amends and restates in its entirety the terms and conditions of the Agreement and Plan of Merger dated November 29, 2011 entered into among the same parties. The merger is subject to certain closing conditions, including our receipt of financing for the merger. The Merger Agreement contains certain termination rights for both us and eBioscience, and further provides that upon termination of the Merger Agreement under specified circumstances, we will pay to eBioscience a termination fee of $15 million.

The Merger Agreement contemplates we will fund the transaction with a senior secured financing of $75 million and the proceeds of additional financing expected to be completed by us prior to closing. In connection with Merger Agreement, we entered into a commitment letter with financing sources providing up to $90 million of senior secured credit. The commitment to provide this funding is subject to several conditions, including the receipt of at least $115 million in gross proceeds from additional financing.

Overview of the First Quarter of 2012

In the first quarter of 2012, we reported $65.2 million in revenue as compared to $73.7 million in the first quarter of 2011. Lower revenues resulted in a loss from operations of $3.4 million and an overall net loss of $4.2 million. This was compared to income from operations of $3.1 million and slightly better than breakeven net income during the first quarter of 2011. The decrease was primarily due to lower sales and volume. We also experienced lower gross margin in the first quarter.

On February 3, 2012, we commenced a tender offer to repurchase the entire $95.5 million aggregate principal amount of our 3.50% senior convertible notes due 2038 (the “Notes”) at par plus accrued and unpaid interest. Approximately $91.6 million, or 96%, in aggregate principal amount of the Notes were tendered. We settled the tender offer on March 5, 2012 and paid to the holders of the Notes aggregate consideration of $92.1 million, including the accrued interest.

Our primary goal in 2012 is to expand our revenue base by entering new markets, growing our customer base and successfully commercializing our established and acquired technologies. We continue shifting our focus to the validation, translational and routine testing markets which we believe are currently expanding at a higher compound annual growth rate than the discovery and exploration markets and will provide opportunities for more recurring revenue growth in the future. We seek to expand our product line with new products that combine automated instrumentation, powerful new biological assays, and new array designs and content.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. During the three months ended March 31, 2012, there have been no significant changes in our critical accounting policies and estimates compared to the disclosures in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011.

RESULTS OF OPERATIONS

The following discussion compares the historical results of operations for the three months ended March 31, 2012 and 2011.

REVENUE

The components of revenue are as follows:

Dollars in thousands	Three Months Ended		Dollar	Percentage
	March 31,		change	change
	2012	2011	from 2011	from 2011
Consumables	$53,788	$62,854	$(9,066)	(14)%
Instruments	4,703	4,609	94	2
Product sales	58,491	67,463	(8,972)	(13)
Services and other revenue	6,756	6,261	495	8
Total revenue	$65,247	$73,724	(8,477)	(11)%

Total product sales decreased in the first quarter of 2012 as compared to the first quarter of 2011 primarily due to decreased consumable sales resulting from lower overall chip and reagent sales volumes.

The following table summarizes revenue per business unit:

Dollars in thousands	Three Months Ended		Dollar	Percentage
	March 31,		change	change
	2012	2011	from 2011	from 2011
Expression	$32,156	$40,414	$(8,258)	(20)%
Genetic analysis and clinical applications	18,989	18,156	833	5%
Life science reagents	8,201	8,905	(704)	(8)%
Corporate	5,901	6,249	(348)	(6)
Total product sales	$65,247	$73,724	$(8,477)	(11)%

Percentage of revenue	Three Months Ended
	March 31,
	2012	2011
Expression	49%	55%
Genetic analysis and clinical applications	29%	25%
Life science reagents	13%	12%
Corporate	9%	8%
Total product sales	100%	100%

Expression  The decrease of $8.3 million in our Expression revenue was primarily driven by lower volume sales of our in vitro transcription (IVT) arrays that represented approximately 60% and 62% of Expression revenue in the first quarter of 2012 and 2011, respectively.  The decrease in Expression revenue was partially off-set by higher revenue reported for our QuantiGene line products of $0.5 million.

Genetic Analysis and Clinical Applications  Genetic Analysis and Clinical Diagnostics revenue increased for the first quarter of 2012 over the first quarter of 2011, driven primarily by a $4.2 million increase in revenue from clinical diagnostics, partially offset by a decline in sales of our SNP 6.0 arrays. Revenue from clinical applications increased from 17% to 38% of Genetic Analysis and Clinical Applications revenue for the first quarter of 2012 over the first quarter of 2011.

Life Science Reagents  Life Science Reagents revenue decreased due to lower volume of sales.

Corporate  Corporate revenue decreased for the first quarter of 2012 over the first quarter of 2011, driven primarily by a decrease in royalty activity. For the first quarter of 2012, Corporate revenue included a realized gain of $0.5 million from designated cash flow hedges compared to none during the first quarter of 2011.

GROSS MARGIN

Dollars in thousands	Three Months Ended		Dollar/Point
	March 31,		change from
	2012	2011	2011
Total gross margin on product sales	$34,926	$43,564	$(8,638)
Total gross margin on services and other revenue	2,977	3,061	(84)

Product gross margin as a percentage of products sales	60%	65%	(5)

Service and other revenue gross margin as a percentage of services and other revenue	44%	49%	(5)

Product gross margin decreased primarily due to lower volume of sales during the first quarter of 2012 as compared to the first quarter of 2011. The decrease was partially offset by lower excess and obsolescence costs for products with finite lives.

Service gross margin increased in the first quarter of 2012 as compared to the first quarter of 2011 primarily due to increased scientific service activity.

RESEARCH AND DEVELOPMENT EXPENSES

Dollars in thousands	Three Months Ended		Dollar	Percentage
	March 31,		change	change
	2012	2011	from 2011	from 2011
Research and development	$13,331	$16,268	$(2,937)	(18)%

The decrease in research and development expenses in the first quarter of 2012 as compared to the first quarter of 2011 was primarily due to savings in headcount-related expenses of $1.0 million due to lower headcount, a decrease in variable compensation costs of $0.7 million and reduced spending in supplies of $0.4 million due to timing of various projects.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Dollars in thousands	Three Months Ended		Dollar	Percentage
	March 31,		change	change
	2012	2011	from 2011	from 2011
Selling, general and administrative	$27,924	$27,212	$712	3%

The increase in selling, general and administrative expenses in the first quarter of 2012 as compared to the first quarter of 2011 was primarily due to increased headcount related costs of $0.8 million and increased consulting and purchased services of $1.6 million primarily related to our proposed acquisition of eBioscience. These increases were partially offset by savings of $1.0 million in variable compensation costs.

INTEREST INCOME AND OTHER, NET

Dollars in thousands	Three Months Ended		Dollar	Percentage
	March 31,		change	change
	2012	2011	from 2011	from 2011
Interest income	$298	$639	$(341)	(53)%
Realized income (loss) on equity investments, net	44	(1,057)	1,101	104
Currency loss, net	(318)	(1,372)	1,054	77
Other	2	(104)	106	102
Total interest income and other, net	$26	$(1,894)	$1,920	101%

The change in interest income and other, net in the first quarter of 2012 as compared to the first quarter of 2011 was primarily due to an expense of $1.2 million recorded during the first quarter of 2011 related to our non-marketable investment in a limited partnership fund whereas no such charge was recognized in 2012. We continue to monitor the liquidity and financing activities of strategic non-marketable investments to determine if any impairment exists. It is uncertain whether or not we will realize any long-term benefits associated with these strategic investments. In addition, currency losses decreased primarily due to the strengthening of the U.S. dollar against other foreign currencies and the net results of our hedging activities.

INTEREST EXPENSE

Dollars in thousands	Three Months Ended		Dollar	Percentage
	March 31,		change	change
	2012	2011	from 2011	from 2011
Interest expense	$980	$938	$42	4%

Interest expense increased in the first quarter of 2012 as compared to 2011 primarily due to the acceleration of debt issuance costs totaling $0.3 million associated with the repurchase of $91.6 million in aggregate principal amount of our Notes during the first quarter of 2012.

INCOME TAX PROVISION

Dollars in thousands	Three Months Ended		Dollar	Percentage
	March 31,		change	change
	2012	2011	from 2011	from 2011
Income tax provision	$(89)	$274	$(363)	(132)%

In the first quarter of 2012, the benefit for income tax primarily consists of a provision for foreign taxes offset by an income tax benefit provided within the intraperiod tax allocation rules.

Intraperiod tax allocation requires that the provision for income taxes be allocated between continuing operations and other categories of earnings, such as discontinued operations or other comprehensive income, for each tax jurisdiction. In periods in which there is a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, the tax provision is first allocated to the other categories of earnings. A related tax benefit is then recorded in continuing operations. While intraperiod tax allocation in general does not change the overall tax provision, it may result in a gross-up of the individual components, thereby changing the amount of tax provision included in each category. Included in our continuing operations income tax provision is a tax benefit of approximately $0.3 million for the quarter ended March 31, 2012 related to unrealized gains recorded in other comprehensive income.

 Due to our history of cumulative operating losses, management concluded that, after considering all the available objective evidence, it is not more likely than not that all our net deferred tax assets will be realized. Accordingly, all of our U.S. deferred tax assets continue to be subject to a valuation allowance as of March 31, 2012.

As of March 31, 2012, there have been no material changes to our total amount of unrecognized tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our operations primarily through product sales; sales of equity and debt securities such as the Notes, collaborative agreements; interest income; licensing of our technology; and, when necessary, financing arrangements with third party creditors.

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

As of March 31, 2012, we had cash, cash equivalents, and available-for-sale securities of approximately $170.0 million. We anticipate that our existing capital resources along with the cash to be generated from operations will enable us to maintain currently planned operations, debt repayments or repurchases, and capital expenditures, excluding our pending acquisition of eBioscience, for the foreseeable future. On March 5, 2012, we completed the repurchase of $91.6 million in aggregate principal amount of the Notes and paid to the holders of the Notes aggregate consideration of $92.1 million, including accrued interest.

These expectations are based on our current operating and financing plans, which are subject to change, and therefore we could require further funding. Factors that may cause us to require additional funding may include, but are not limited to: financing arrangements that we may enter into in connection with future acquisitions; a decline in cash generated by sales of our products and services; our ability to maintain existing collaborative and customer arrangements and establish and maintain new collaboration and customer arrangements; the progress of our research and development programs; initiation or expansion of research programs and collaborations; the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; the effectiveness of product commercialization activities and arrangements; the purchase of patent licenses; and other factors.

On May 3, 2012, we entered into an Amended and Restated Merger Agreement (the “Merger Agreement”) to acquire eBioscience for approximately $315 million in cash, subject to certain adjustments as provided in the Merger Agreement. The merger is subject to certain closing conditions, including our receipt of financing for the merger, and contemplates we will fund the transaction with a senior secured financing of $75 million and the proceeds of additional financing expected to be completed by us prior to closing.

As of March 31, 2012, we had no credit facility or other committed sources of capital. In connection with the Merger Agreement, we entered into a commitment letter with financing sources providing up to $90 million of senior secured credit. The commitment is subject to certain conditions, including the receipt of additional financing contemplated by the Merger Agreement. To the extent capital resources are insufficient to meet our future capital requirements; we will have to raise additional funds to continue the development of our technologies. There can be no assurance that such funds will be available on favorable terms, or at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to our stockholders. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into collaboration agreements on unattractive terms. Our inability to raise capital would have a material adverse effect on our business, financial condition and results of operations.

From time to time, we may seek to retire, repurchase or exchange common stock in open market purchases, privately negotiated transactions dependent on market conditions, liquidity, and contractual obligations and other factors. We did not retire, repurchase or exchange any of our common stock during the three months ended March 31, 2012.

Cashflow (in thousands)

	Three Months Ended
	March 31,
	2012	2011
Net cash (used in) provided by operating activities	$(1,300)	$8,149
Net cash used in investing activities	(1,905)	(14,063)
Net cash used in financing activities	(91,768)	(208)
Effect of foreign currency translation on cash and cash equivalents	74	267
Net decrease in cash and cash equivalents	$(94,899)	$(5,855)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2012 was comprised of a net loss of $4.2 million, non-cash charges of $9.5 million and a $6.6 million decrease in operating assets. Adjustments for non-cash expenses include depreciation and amortization expense of $7.2 million and stock-based compensation expense of $2.4 million.

Investing Activities

For the three months ended March 31, 2012, our investing activities included proceeds from sales and maturities of available-for-sale securities of $0.5 million offset by purchases of capital expenditures of $1.4 million and technology rights of $1.0 million. We monitor the level of cash and cash equivalents as compared to available-for-sale securities to manage the return on funds that resulted in net sales of available-for-sale securities during the first quarter of 2012.

Financing Activities

On March 5, 2012, we completed the repurchase of approximately $91.6 million in aggregate principal amount of the Notes and paid to the holders of the Notes aggregate consideration of $92.1 million, including accrued interest of $0.5 million.

Our financing activities generally consist of stock option exercise activity under our employee stock plan. Cash used in the issuance of stock under our employee stock plan, net of treasury shares withheld for taxes, was $0.2 million for the first three months ended March 31, 2011.

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

Other than the $91.6 million of aggregate principal amount of our 3.50% senior convertible notes that were repurchased in the three months ended March 31, 2012, there have been no significant changes in our off-balance sheet arrangements and aggregate contractual obligations as compared to the disclosures in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

We derive a portion of our revenues in foreign currencies, predominantly in Europe and Japan. In addition, a portion of our assets are held in nonfunctional currencies of our subsidiaries. We use currency forward contracts to manage a portion of the currency exposures created from our activities denominated in foreign currencies. Our hedging program is designed to reduce, but does not entirely eliminate, the impact of currency exchange rate movements. See Note 2. “Summary of Significant Accounting Policies –Derivative Instruments” in the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for further information.

There have been no significant changes in our market risk compared to the disclosures in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Note 10. “Legal Proceedings” to our Condensed Consolidated Financial Statements elsewhere in this Quarterly Report on Form 10-Q, and is incorporated by reference herein.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed under Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2011 except as otherwise described below:

If we do not complete our acquisition of eBioscience, our business, reputation and financial condition will be adversely affected.

On May 3, 2012, we entered into an Amended and Restated Merger Agreement to acquire eBioscience for approximately $315 million in cash, subject to certain adjustments as provided in the Merger Agreement. The merger is subject to certain conditions which must be fulfilled in order to complete the merger, including our receipt of financing for the merger. While we expect the merger to close late in the second quarter of 2012, we cannot provide assurance that the merger will be completed on schedule, or at all.

The Merger Agreement contains certain termination rights for both us and eBioscience, and further provides that upon termination of the Merger Agreement under specified circumstances, we will pay to eBioscience a termination fee of $15 million. The failure of the merger to be completed may also result in negative publicity and/or a negative impression of us in the investment community, may cause our stock price to decline and may adversely affect our relationship with employees, customers and other partners in the business community.

In order to complete the merger, we may incur a substantial amount of indebtedness or issue a substantial amount of equity or equity-linked securities, which could adversely affect us, including by decreasing our business flexibility, increasing our borrowing costs or diluting our stockholders.

The Merger Agreement contemplates we will fund the transaction with a senior secured financing of $75 million and the proceeds of additional financing expected to be completed by us prior to closing. In connection with the Merger Agreement, we entered into a commitment letter with financing sources providing up to $90 million of senior secured credit. The commitment to provide this funding is subject to certain conditions, including the receipt of additional financing contemplated by the Merger Agreement.

In order to complete the merger, we may incur a substantial amount of indebtedness, including and in addition to the amounts provided under the commitment letter, which could adversely affect us, including by decreasing our business flexibility and increasing our borrowing costs. If we incur indebtedness in connection with the merger, we may significantly increase our interest expense, leverage and debt service requirements. Increased levels of indebtedness may reduce funds available for our investment in product development as well as capital expenditures and other activities, increase our borrowing costs and create competitive disadvantages for us relative to other companies with lower debt levels. In addition, we expect the financing agreements governing the senior secured credit to contain customary restrictive covenants imposing operating and financial restrictions on us, including restrictions that may limit our ability to finance future operations or capital needs or to engage in other business activities. If an event of default occurs under any debt financing agreement, we may be required to immediately repay all outstanding borrowings, together with accrued interest and other fees. We may not be able to repay all amounts due in the event these amounts are declared due upon an event of default.

If we issue a significant amount of common stock, securities convertible into common stock or other equity securities in connection with the merger financing, our existing stockholders will be diluted, and the market price of our common stock may decline. In addition, such an issuance may require the approval of our stockholders, which would further delay the completion of the merger. There can be no assurance that stockholder approval, if required, would be obtained on a timely basis, or at all.

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

Changes in other categories of earnings such as discontinued operations and other comprehensive income may affect our tax provision allocated to continuing operations.

In the normal course of business, we are subject to examination by taxing authorities in the U.S. and multiple foreign jurisdictions.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Schema Document
EX-101.CAL	XBRL Calculation Linkbase Document
EX-101.LAB	XBRL Label Linkbase Document
EX-101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	By:	/s/ TIMOTHY C. BARABE
	Name:	Timothy C. Barabe
	Title:	Executive Vice President and Chief Financial Officer

May 7, 2012

Duly Authorized Officer and Principal Financial
And Accounting Officer