Form 10-Q
period 2012-06-30
AFFYMETRIX INC
filed 2012-08-09
CIK 913077

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

Registrant's telephone number, including area code: (408) 731-5000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
COMMON SHARES OUTSTANDING ON AUGUST 3, 2012: 70,613,466

AFFYMETRIX, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AFFYMETRIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2012	2011
	(Unaudited)	(See Note 1)
ASSETS:
Current assets:
Cash and cash equivalents	$26,732	$201,937
Restricted cash	682	692
Available-for-sale securities-short-term portion	2,239	7,937
Accounts receivable, net	53,360	44,021
Inventories	91,966	42,851
Deferred tax assets-short-term portion	342	364
Property and equipment, net-held for sale	9,000	9,000
Prepaid expenses and other current assets	14,522	7,785
Total current assets	198,843	314,587
Available-for-sale securities-long-term portion	7,912	54,501
Property and equipment, net	34,142	30,583
Goodwill	140,325	-
Intangible assets, net	184,857	29,525
Deferred tax assets-long-term portion	5,806	450
Other long-term assets	17,044	8,369
Total assets	$588,929	$438,015

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable and accrued liabilities	$54,658	$44,774
Term loan-short-term portion	6,375	-
Deferred revenue-short-term portion	10,806	9,852
Total current liabilities	71,839	54,626
Deferred revenue-long-term portion	3,727	3,959
Convertible notes	105,000	95,469
Term loan-long-term portion	78,625	-
Other long-term liabilities	23,703	9,127
Stockholders' equity:
Common stock	706	704
Additional paid-in capital	755,000	750,332
Accumulated other comprehensive income	2,349	2,492
Accumulated deficit	(452,020)	(478,694)
Total stockholders' equity	306,035	274,834
Total liabilities and stockholders' equity	$588,929	$438,015

See accompanying Notes to the Condensed Consolidated Financial Statements

AFFYMETRIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
REVENUE:
Product sales	$58,505	$58,144	$116,996	$125,607
Services and other	7,898	6,515	14,654	12,776
Total revenue	66,403	64,659	131,650	138,383
COSTS AND EXPENSES:
Cost of product sales	24,363	22,367	47,928	46,266
Cost of services and other	3,319	3,426	7,098	6,626
Research and development	13,588	15,298	26,919	31,566
Selling, general and administrative	40,526	26,675	68,450	53,887
Total costs and expenses	81,796	67,766	150,395	138,345
(Loss) income from operations	(15,393)	(3,107)	(18,745)	38
Interest income and other, net	2,276	499	2,302	(1,395)
Interest expense	218	937	1,198	1,875
Loss before income taxes	(13,335)	(3,545)	(17,641)	(3,232)
Income tax (benefit) provision	(44,226)	127	(44,315)	401
Net income (loss)	$30,891	$(3,672)	$26,674	$(3,633)

Basic net income (loss) per common share	$0.44	$(0.05)	$0.38	$(0.05)
Diluted net income (loss) per common share	$0.43	$(0.05)	$0.38	$(0.05)

Shares used in computing basic net income (loss) per common share	70,161	69,504	70,069	70,700
Shares used in computing diluted net income (loss) per common share	71,918	69,504	72,263	70,700

See accompanying Notes to the Condensed Consolidated Financial Statements

AFFYMETRIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income (loss)	$30,891	$(3,672)	$26,674	$(3,633)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(111)	210	(266)	415
Unrealized (losses) gains on available-for-sale and non-marketable securities	(1,640)	924	(1,035)	2,038
Reclassification adjustment for realized gains (losses) recognized in net income (loss)	1,426	(15)	1,426	(1,073)
Unrealized gains (losses) on cash flow hedges	248	(50)	(268)	(50)
Net change in other comprehensive (loss) income, net of tax	(77)	1,069	(143)	1,330
Comprehensive income (loss)	$30,814	$(2,603)	$26,531	$(2,303)

See accompanying Notes to the Condensed Consolidated Financial Statements

AFFYMETRIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$26,674	$(3,633)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	14,210	16,511
Share-based compensation	12,598	4,374
Deferred tax assets	(44,643)	2
Other non-cash transactions	(263)	931
Changes in operating assets and liabilities:
Accounts receivable, net	140	7,675
Inventories	2,625	1,474
Prepaid expenses and other assets	2,006	3,968
Accounts payable and accrued liabilities	(17,827)	(7,530)
Deferred revenue	553	(1,428)
Other long-term liabilities	393	(275)
Net cash (used in) provided by operating activities	(3,534)	22,069
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	(308,011)	-
Purchases of available-for-sale securities	-	(53,482)
Proceeds from sales of available-for-sale securities	52,063	12,723
Proceeds from maturities of available-for-sale securities	388	14,030
Proceeds from sale of property and equipment	-	400
Capital expenditures	(5,174)	(3,447)
Capital distribution from non-marketable investments	681	-
Purchase of technology rights	(1,950)	(150)
Net cash used in investing activities	(262,003)	(29,926)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	338	(632)
Net proceeds from term loan	80,500	-
Net proceeds from issuance of 4.00% convertible senior notes	101,062	-
Repurchase of 3.50% senior convertible notes	(91,614)	(3)
Net cash provided by (used in) financing activities	90,286	(635)
Effect of exchange rate changes on cash and cash equivalents	46	404
Net decrease in cash and cash equivalents	(175,205)	(8,088)
Cash and cash equivalents at beginning of period	201,937	35,484
Cash and cash equivalents at end of period	$26,732	$27,396

See accompanying Notes to the Condensed Consolidated Financial Statements

AFFYMETRIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)
NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. The condensed consolidated financial statements include the accounts of Affymetrix, Inc. and its wholly owned subsidiaries ("Affymetrix" or the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included.
Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying Condensed Consolidated Balance Sheet as of June 30, 2012, the Condensed Consolidated Statements of Operations, Comprehensive Income (Loss) for the three and six months ended June 30, 2012 and 2011 and Cash Flows for the six months ended June 30, 2012 are unaudited. The Condensed Consolidated Balance Sheet as of December 31, 2011 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 28, 2012. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes to those financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.
There have been no material changes to the Company's significant accounting policies as compared to the significant accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 except as otherwise described below:
Business Combinations
The Company's condensed consolidated financial statements include the operations of an acquired business after the completion of the acquisition. The Company accounts for acquired businesses using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date, while transaction costs are expensed as incurred, except for any debt and equity issuance costs. The measurement of fair value of assets acquired and liabilities assumed requires significant judgment. Any excess of the purchase price over the fair value of the net assets acquired is recorded as goodwill.
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed in a business combination. Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives which range from one to thirteen years with the amortization recognized in either cost of revenue or operating expense, as appropriate. Finite-lived intangible assets are reviewed for impairment when facts or circumstances suggest that the carrying value of such assets may not be recoverable. Additionally, during each period, the Company evaluates the estimated remaining useful lives of purchased finite-lived intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization.

Goodwill and intangible assets with indefinite lives are not subject to amortization, but are tested for impairment on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate the carrying amount of these assets may not be recoverable. The Company first conducts an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it then conducts a two-step test for impairment of goodwill. In the first step, the Company compares the fair value of its reporting units to their carrying values. If the fair values of the reporting units exceed the carrying value of the net assets, goodwill is not considered impaired and no further analysis is required. If the carrying values of the net assets exceed the fair values of the reporting units, then the second step of the impairment test must be performed in order to determine the implied fair value of the goodwill. If the carrying value of the goodwill exceeds the implied fair value, then an impairment loss equal to the difference would be recorded. For 2012, the Company will perform its annual goodwill impairment test during the fourth quarter of 2012, unless other indicators arise that would require analysis prior to the fourth quarter. No indicators have arisen as of June 30, 2012.
NOTE 2-ACQUISITION
On June 25, 2012 (the "Acquisition Date"), pursuant to the terms of an Amended and Restated Agreement and Plan of Merger (the "Acquisition Agreement"), a wholly-owned subsidiary of the Company merged with and into eBioscience Holding Company, Inc. ("eBioscience"), with eBioscience surviving as a wholly-owned subsidiary of the Company (the "Acquisition"). eBioscience specializes in the development, manufacturing, marketing and distribution of research tools in the areas of flow cytometry, immunoassays, microscopic imaging and other protein-based analyses. The Acquisition allows the Company to expand addressable markets and continue to diversify the business beyond genomics discovery into cell and protein analysis.
At the Acquisition Date, each share of eBioscience issued and outstanding common stock immediately prior to the Acquisition Date was cancelled and converted into the right to receive cash of $38.18 per such previously issued and outstanding common share. Further, all options to purchase shares of eBioscience common stock that were outstanding immediately prior to the Acquisition Date became exercisable to the extent not fully vested and were cancelled and retired immediately prior to the Acquisition Date in exchange for cash of $38.18 per such previously outstanding option, less the exercise price of such option.
The Acquisition was accounted for using the acquisition method of accounting. Under the acquisition method of accounting, the tangible and identifiable intangible assets and liabilities of eBioscience were recorded at their respective fair values as of the Acquisition Date, including an amount for goodwill representing the difference between the Acquisition consideration and the fair value of the identifiable net assets. The Company is in the process of determining the fair value, with the help of third-party specialists, of certain assets; thus, the June 30, 2012 reported fair values of acquired inventory, property and equipment, intangible assets and goodwill are provisional and subject to change.
The results of operations of the acquired eBioscience business and the estimated fair values of the assets acquired and liabilities assumed have been included in the Company's condensed consolidated financial statements since the date of the Acquisition. The results of operations for eBioscience since the Acquisition Date are not material to the accompanying Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2012.
Purchase price
The Acquisition Date purchase price totaled $315.1 million of which $8.3 million was accounted for as share-based compensation expense while the remaining $306.8 million was allocated to the net assets acquired from eBioscience. The $8.3 million share-based compensation expense resulted from the accelerated vesting of certain eBioscience employee options immediately prior to the Acquisition and has been recognized in the accompanying Condensed Consolidated Statement of Operations under Selling, general and administrative expenses for the three months ended June 30, 2012. The Acquisition was financed through a combination of cash on hand, the liquidation of available-for-sale securities, proceeds from third-party financing (the "Term Loan") and the issuance of 4.00% Convertible Senior Notes (the "4.00% Notes"). Refer to Note 9. "Long-Term Debt Obligations" for further information.

The following table summarizes the accounting treatment of the purchase price paid (in thousands):
Acquisition consideration	$306,841
Share-based compensation expense	8,265
Total purchase price	$315,106

Fair values of assets acquired and liabilities assumed
The determination of the fair values of the assets acquired and liabilities assumed has been prepared on a provisional basis and changes to that determination may occur as additional information becomes available. The following table summarizes the provisional fair values of assets acquired, liabilities assumed and goodwill (in thousands):
Cash and cash equivalents	$7,095
Accounts receivable, net	9,488
Inventories	52,060
Prepaid expenses and other assets	7,844
Property and equipment	5,969
Intangible assets	159,755
Other non-current assets	1,769
Identifiable assets acquired	243,980
Accounts payable and accrued liabilities	(18,681)
Deferred tax liability	(55,542)
Other non-current liabilities	(3,241)
Identifiable liabilities acquired	(77,464)
Goodwill	140,325
Acquisition consideration	$306,841

Inventories
The inventories acquired include a step-up in basis of approximately $30.4 million, which represents the fair value of the inventory less a reasonable profit margin on costs to complete and sell. The $30.4 million step-up in basis will be recognized as the inventory is sold, which is expected to be over approximately twelve months. As noted earlier, the fair value of the acquired inventories is provisional pending completion of the final valuation of these assets.
Intangibles
The following table summarizes the provisional fair value of definite-lived intangible assets acquired at the Acquisition Date and their estimated useful lives (in thousands, except for estimated useful lives):
	Provisional	Estimated
	Fair Value	Useful Life
Purchased intangible assets
Customer relationships	$85,700	12 years
Developed technologies	50,900	12 years
Trademarks and tradenames	14,600	5 years
Other contractual agreements	2,800	2 years
License fees	5,755	13 years
Total	$159,755

Purchased intangible assets were recorded at provisional fair value determined using an income approach, which recognizes that the fair value of an asset is premised upon the expected receipt of future economic benefits such as earnings and cash inflows based on current sales projections and estimated direct costs. Indications of value are developed by discounting these benefits to their present worth at a discount rate that reflects the current return requirements of market participants. As noted earlier, the fair value of the acquired identifiable intangible assets is provisional pending completion of the final valuations of these assets.
Purchased intangible assets are finite-lived intangible assets and are being amortized over their estimated useful lives. License fees represent licenses to technology covered by patents owned by third parties and are being amortized over their contractual terms.
Deferred tax liabilities
Deferred tax liabilities assumed are primarily comprised of the tax impact of the temporary difference between the provisional fair values of assets acquired and the historical tax basis of those assets. These temporary differences will reverse as the assets are amortized.
Goodwill
The excess of Acquisition consideration over the provisional fair value of assets acquired and liabilities assumed represents goodwill. The Company believes the factors that contributed to goodwill include synergies that are specific to the Company's consolidated business, and not available to market participants, and the acquisition of a talented workforce that expands the Company's expertise in business development and the commercialization of cell and protein analysis products. As noted previously, estimates of certain assets acquired are provisional pending completion of the final valuations of the acquired net assets. The Company does not expect any portion of this goodwill to be deductible for tax purposes.
Liabilities
The above determination of fair value excludes potential amounts related to certain litigation in which eBioscience is currently involved. The Acquisition Agreement provides that eBioscience security holders shall, subject to certain limitations, indemnify Affymetrix against damages arising out of or resulting from intellectual property litigation brought against eBioscience by Life Technologies Corporation. The net assets acquired and results of operations do not reflect the potential outcome of this litigation, which is unable to be estimated at June 30, 2012. Under the terms of the Acquisition Agreement, $25.2 million of the purchase price was placed into escrow to secure eBioscience security holders' indemnification obligations to the Company.
Transaction costs
The Company cumulatively incurred approximately $8.7 million of Acquisition-related costs that are reported in Selling, general and administrative expense in its Condensed Consolidated Statement of Operations, of which $4.7 million and $5.8 million was recognized in the three and accumulatively in the six months ended June 30, 2012, respectively, and $2.9 million was recognized in the year ended December 31, 2011.
Total underwriting and financing fees of approximately $8.5 million associated with the Term Loan and 4.00% Notes were also incurred and are discussed in Note 9. "Long-Term Debt Obligations."
Share-based compensation costs
The share-based compensation expense of $8.3 million recognized for the accelerated vesting of certain eBioscience options immediately vested prior to the Acquisition was recognized in the accompanying Condensed Consolidated Statement of Operations as Selling, general and administrative expense in the three and six month periods ended June 30, 2012.

Pro Forma Financial Information (Unaudited)
The following unaudited pro forma financial information presents the combined results of operations for the three and six months ended June 30, 2012 and 2011 as if the Acquisition had been completed on January 1, 2011, with adjustments to give effect to pro forma events that are directly attributable to the Acquisition. The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings that may result from the consolidation of the operations of the Company and eBioscience. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the Acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations (in thousands, except per share data):
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$83,385	$82,380	$167,396	$173,913
Net income (loss)	(9,578)	(18,584)	(19,038)	25,700
Basic earnings per share	(0.14)	(0.27)	(0.27)	0.36
Diluted earnings per share	(0.14)	(0.27)	(0.27)	0.32

The unaudited pro forma financial information includes non-recurring pro forma adjustments for share-based compensation expense of $8.3 million recognized for the accelerated vesting of certain eBioscience stock options immediately prior to the Acquisition, and an income tax benefit of $44.7 million that were excluded from the pro forma results for the three and six months ended June 30, 2012 and included in the pro forma results for the six months ended June 30, 2011.
The unaudited pro forma financial information for the three and six months ended June 30, 2012 exclude non-recurring Acquisition-related transaction costs incurred by the Company of $4.7 million and $5.8 million, respectively, and by eBioscience of $5.3 million and $5.5 million, respectively.
NOTE 3-FAIR VALUE
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
A fair value hierarchy was established which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of inputs that may be used to measure fair value are as follows:
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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table represents the Company's fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 (in thousands):
		Significant
	Quoted Prices	Other
	In Active	Observable
	Markets	Inputs
	(Level 1)	(Level 2)	Total
June 30, 2012:
Assets:
U.S. government obligations and agency securities	$-	$7,352	$7,352
U.S. corporate debt	-	667	667
Foreign corporate debt and equity securities	-	2,132	2,132
Total	$-	$10,151	$10,151

Foreign currency derivative assets	$-	$681	$681

Liabilities:
Foreign currency derivative liabilities	$-	$128	$128

December 31, 2011:
Assets:
U.S. government obligations and agency securities	$-	$19,598	$19,598
U.S. corporate debt	-	25,100	25,100
Foreign government obligations and agency securities	-	2,810	2,810
Foreign corporate debt and equity securities	105	14,825	14,930
Total	$105	$62,333	$62,438

Foreign currency derivative assets	$-	$940	$940

Liabilities:
Foreign currency derivative liabilities	$-	$217	$217

The Company's Level 2 input assumptions are determined based on review of third-party sources.
The fair value of the Company's foreign currency derivative assets and liabilities is determined based on the estimated consideration the Company would pay or receive to terminate these agreements on the reporting date. The foreign currency derivative assets and liabilities are located in other current assets and accrued liabilities, respectively, in the Condensed Consolidated Balance Sheets.
As of June 30, 2012 and December 31, 2011, the Company had no financial assets or liabilities measured on a recurring basis requiring Level 3 classification, including those that have unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets and liabilities.

NOTE 4-FINANCIAL INSTRUMENTS
Investments in Debt and Equity Securities
The fair values of the Company's available-for-sale securities are based on quoted market prices and are included in cash and cash equivalents, available-for-sale securities-short-term and available-for-sale securities-long-term on the accompanying Condensed Consolidated Balance Sheets based on each respective security's maturity.
As described in further detail in Note 2. "Acquisition", during the three months ended June 30, 2012, the Company liquidated the majority of its available-for-sale securities as part of the Acquisition. The available-for-sale securities were sold for total cash consideration of $52.0 million and the resulting net gain on sale of $0.5 million was recognized in Interest income and other, net in the accompanying Condensed Consolidated Statements of Operations.
The following is a summary of available-for-sale securities as of June 30, 2012 (in thousands):
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. government obligations and agency securities	$7,286	$66	$-	$7,352
U.S. corporate debt	653	14	-	667
Foreign corporate debt and equity securities	2,099	33	-	2,132
Total available-for-sale securities	$10,038	$113	$-	$10,151

The following is a summary of available-for-sale securities as of December 31, 2011 (in thousands):
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. government obligations and agency securities	$19,421	$177	$-	$19,598
U.S. corporate debt	24,942	259	(101)	25,100
Foreign government obligations and agency securities	2,805	6	(1)	2,810
Foreign corporate debt and equity securities	15,157	41	(268)	14,930
Total available-for-sale securities	$62,325	$483	$(370)	$62,438

Contractual maturities of available-for-sale securities as of June 30, 2012 and December 31, 2011 are as follows (in thousands):
	June 30,	December 31,
	2012	2011
Less than one year	$2,239	$7,937
One to two years	6,117	25,785
More than two years	1,795	28,716
Total available-for-sale securities	$10,151	$62,438

The Company recognized no significant net realized gains and losses during the three months and six months ended June 30, 2011. Realized gains and losses are included in Interest income and other, net in the accompanying Condensed Consolidated Statements of Operations.

Non-Marketable Securities
As of June 30, 2012 and December 31, 2011, the carrying amounts of the Company's non-marketable securities, totaling $5.0 million, equaled their estimated fair values. The estimated fair value was primarily determined to be the initial cost basis plus the Company's allocated share of results and any other-than-temporary impairment ("OTTI") recognized. There was no OTTI recognized during the six months ended June 30, 2012. During the six months ended June 30, 2011, the Company recognized an expense totaling $1.2 million in interest income and other, net related to its limited partnership investment fund. Net investment results are included in interest income and other, net in the accompanying Condensed Consolidated Statements of Operations. Depending on market conditions, the Company may incur additional charges on this investment portfolio in the future.
Debt Obligations
Debt obligations are not recorded at fair value on a recurring basis and are carried at amortized cost. The fair value of debt obligations was based on recent transactions and categorized within level 3 of the fair value hierarchy.
The carrying value and fair value of the Company's 3.50% Senior Convertible Notes due 2039 (the "3.50% Notes") of $3.9 million is classified in current liabilities on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011. During the first quarter of 2012, the Company repurchased approximately $91.6 million of aggregate principal amount of its Notes due in 2038 in private transactions for total cash consideration of $92.1 million, including accrued interest of $0.5 million. The Notes were purchased at par and based on this recent transaction, the Company concluded that the carrying value approximated fair value as of June 30, 2012.
On June 25, 2012, the Company issued 4.00% Notes in a registered offering for an aggregate principal amount of $105.0 million. As of June 30, 2012, the carrying value and fair value of the 4.00% Notes was $105.0 million.
On June 25, 2012, the Company entered into a Credit Agreement and borrowed $85.0 million under the Term Loan. As of June 30, 2012, the carrying value and fair value of the Term Loan was $85.0 million.
As of June 30, 2012, the carrying value of the 4.00% Notes and Term Loan approximates its fair value. Refer to Note 9. "Long-Term Debt Obligations" for further information.
Derivative Financial Instruments
The Company derives a portion of its revenues in foreign currencies, predominantly in Europe and Japan, as part of its ongoing business operations. In addition, a portion of its assets are held in the nonfunctional currencies of its subsidiaries. The Company enters into foreign currency forward contracts to manage a portion of the volatility related to transactions that are denominated in foreign currencies. The Company's foreign currency forward contracts are entered into for periods consistent with the related underlying exposures and do not constitute positions that are independent of those exposures. The Company's accounting policies for these instruments are based on whether the instruments are classified as designated or non-designated hedging instruments. The Company recognizes derivatives on its Condensed Consolidated Balance Sheets at fair value. The effective portions of designated cash flow hedges are recorded in other comprehensive income ("OCI") until the hedged item is recognized in earnings. As of June 30, 2012, the Company's existing foreign currency forward exchange contracts mature within 12 months. The deferred amount related to the Company's derivatives currently recorded in OCI and expected to be recognized into earnings over the next 12 months is a net gain of $0.6 million. Derivatives that are not designated as hedging instruments and the ineffective portions of cash flow hedges are adjusted to fair value through earnings.
Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in OCI associated with such derivative instruments are reclassified immediately into operations through other income and expense. Any subsequent changes in fair value of such derivative instruments are reflected in other income and expense unless they are re-designated as hedges of other transactions. The Company did not recognize any net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the three and six months ended June 30, 2012 and 2011.

As of June 30, 2012 and December 31, 2011, the total notional values of the Company's foreign currency forward contracts that mature within 12 months were as follows (in thousands):
	June 30,	December 31,
	2012	2011
Euro	$15,385	$11,851
Japanese yen	7,265	7,008
British pound	5,052	4,459
Total	$27,702	$23,318

The Company did not have any contracts that were not designated or qualifying as hedges as of June 30, 2012 and December 31, 2011.
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
The following table shows the Company's foreign currency derivatives measured at fair value as reflected on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011 (in thousands):
	June 30,	December 31,	Balance Sheet
	2012	2011	Location
Derivative assets:
Foreign exchange contracts	$681	$940	Other current assets
Derivative liabilities:
Foreign exchange contracts	128	217	Accrued expenses

The following table shows the effect, net of tax, of the Company's derivative instruments on the accompanying Condensed Consolidated Statements of Operations and OCI for the three and six months ended June 30, 2012 and 2011 (in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Derivatives in cash flow hedging relationships:
Net gain (loss) recognized in OCI, net of tax (1)	$248	$(50)	(268)	(50)
Net gain reclassified from accumulated OCI into income, net of tax (2)	697	-	1,215	-
Net gain (loss) recognized in other income and expense (3)	3	(13)	28	(13)
Derivatives not designated as hedging relationships:
Net income (loss) recognized in other income and expense (4)	22	(613)	(126)	(2,517)
______________________
(1)	Net change in the fair value of the effective portion classified in OCI
(2)	Effective portion classified as revenue
(3)	Ineffective portion and amount excluded from effectiveness testing classified as Interest and other, net
(4)	Classified in Interest and other, net

NOTE 5-STOCKHOLDERS' EQUITY AND SHARE-BASED COMPENSATION EXPENSE
Share-based Compensation Plans
The Company has a share-based compensation program, most recently, the 2000 Amended and Restated Equity Incentive Plan (the "Plan"), that provides the Board of Directors broad discretion in creating equity incentives for employees, officers, directors and consultants. This program includes incentive and non-qualified stock options and non-vested stock awards (also known as restricted stock) granted under various stock plans. As of June 30, 2012, the Company had approximately 7.4 million shares of common stock reserved for future issuance under its share-based compensation plans including 2.0 million shares of common stock authorized for issuance under out 2012 Inducement Plan that was adopted by the Board of Directors in June 2012. New shares are issued as a result of stock option exercises, restricted stock units vesting and restricted stock award grants.
The Company recognized share-based compensation expense as follows (in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Costs of sales	$340	$282	$712	$573
Research and development	306	511	673	1,038
Selling, general and administrative	9,560	1,013	11,213	2,763
Total share-based compensation expense	$10,206	$1,806	$12,598	$4,374

Included in selling, general and administrative share-based compensation expense for the three and six months ended June 30, 2012 was $8.3 million related to the acceleration of unvested stock options in connection with the Acquisition.
As of June 30, 2012, $11.5 million of total unrecognized share-based compensation expense related to non-vested awards is expected to be recognized over the respective vesting terms of each award through 2016. The weighted‑average term of the unrecognized share-based compensation expense is 2.6 years.
Stock Options
The fair value of options was estimated at the date of grant using the Black Scholes Merton option pricing model with the following weighted‑average assumptions:
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Risk free interest rate	0.7%	1.8%	0.8%	2.2%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	67%	67%	67%	67%
Expected option term (in years)	4.6	4.5	4.6	4.5

The risk free interest rate for periods within the contractual life of the Company's stock options is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term is derived from an analysis of the Company's historical exercise trends over ten years. The expected volatility for the three and six months ended June 30, 2012 and 2011 is based on a blend of historical and market‑based implied volatility. Using the assumptions above, the weighted‑average grant date fair value of options granted during the three months ended June 30, 2012 and 2011, was $2.55 and $3.16, respectively, and during the six months ended June 30, 2012 and 2011, was $2.48 and $2.91, respectively.

Performance-Based Awards
In 2011, the Compensation Committee of the Company's Board of Directors approved a grant of performance-based restricted stock units ("PRSUs") under the Plan to an executive officer that is earned annually in four equal tranches (the "Performance Period"). The PRSUs entitle the executive to receive a certain number of shares of the Company's common stock based on the Company's satisfaction of certain financial and strategic performance goals as set and approved by the Board of Directors annually during the first quarter of the specific performance period. Based on the achievement of the performance conditions during each Performance Period, the final settlement of the PRSU award will vest twelve months following the end of each Performance Period. The PRSU award will be forfeited if the performance goals are not met or if the executive officer is no longer employed at the vest date.
The number of shares underlying the PRSUs that were granted to the executive officer during 2011 totaled 240,000 shares. As of June 30, 2012, performance conditions pertaining to 60,000 shares of the PRSUs, with a grant date fair value of $6.71 per PRSU, were achieved and the fair value of the vested PRSU's is being amortized on a straight-line basis over the remaining service period. The Company expects that an additional 30,000 shares of the PRSUs, with a grant date fair value of $4.63 per PRSU, will vest and the fair value of such PRSU's is being amortized on a straight-line basis over the related service period. The total compensation cost related to PRSUs granted but not yet recognized was approximately $0.2 million as of June 30, 2012.
Employee Stock Purchase Plan
In August 2011, the Company's Board of Directors adopted the 2011 Employee Stock Purchase Plan ("ESPP") that was approved by the Company's stockholders on May 11, 2012. The ESPP reserved a total of 7.0 million shares of the Company's common stock for issuance under the plan and permits eligible employees to purchase common stock at a discount through payroll deductions.
The price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first day of the offering period or the last day of the purchase period, whichever is lower. The offering periods are twelve months and include two six month purchase periods that result in a look-back for determining the purchase price of up to 12 months. Employees can invest up to 15% of their gross compensation through payroll deductions. In no event would an employee be permitted to purchase more than 750 shares of common stock during any six-month purchase period. The initial offering period commenced in November 2011. As of June 30, 2012, there were 295 participants in the plan and approximately 133,051 shares were issued under the ESPP during the period at a subscription date fair value of $4.23 per share. Included in total share-based compensation cost for the three and six months ended June 30, 2012 was $0.1 million and $0.3 million, respectively, related to the ESPP.
During the three and six months ended June 30, 2012, the fair value of shares under the ESPP was estimated using the following assumptions:
Risk free interest rate	0.1%
Expected dividend yield	0.0%
Expected volatility	67%
Expected term (in years)	0.8

NOTE 6-INVENTORIES
At June 30, 2012 and December 31, 2011, inventories consisted of the following (in thousands):
	June 30,	December 31,
	2012	2011
Raw materials	$17,382	$8,635
Work-in-process	37,362	10,554
Finished goods	37,222	23,662
Total	$91,966	$42,851

Inventory at June 30, 2012 include $51.7 million of inventory at provisional fair value acquired from eBioscience that includes a step-up in basis of $30.4 million as discussed in "Note 2 - Acquisition".

NOTE 7-GOODWILL AND INTANGIBLE ASSETS
The gross carrying amounts and net book values of the Company's definite-lived intangible assets are as follows (in thousands):
	Carrying Value, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted
	December 31,		June 30,	December 31,		June 30,	June 30,	December 31,	Average
	2011	Additions	2012	2011	Additions	2012	2012	2011	Useful Life
Customer relationships	$14,600	$85,700	$100,300	$(9,510)	$(1,186)	$(10,696)	$89,604	$5,090	11 years
Developed technologies	17,653	50,809	68,462	(13,179)	(1,523)	(14,702)	53,760	4,474	10 years
Trademarks and tradenames	2,300	14,600	16,900	(1,126)	(187)	(1,313)	15,587	1,174	5 years
Other contractual agreements	-	2,800	2,800	-	(20)	(20)	2,780	-	2 years
Licenses	79,142	7,338	86,480	(60,355)	(2,999)	(63,354)	23,126	18,787	14 years
Total definite-lived intangible assets	$113,695	$161,247	$274,942	$(84,170)	$(5,915)	$(90,085)	$184,857	$29,525

The Company recognized goodwill of $140.3 million in connection with the Acquisition. Refer to Note 2. "Acquisition" for further details.
The expected future annual amortization expense of the Company's intangible assets is as follows (in thousands):
Amortization
For the Year Ending December 31,	Expense
2012, remainder thereof	$13,638
2013	24,942
2014	22,280
2015	16,192
2016	15,340
Thereafter	92,465
Total	$184,857
NOTE 8-WARRANTIES
The Company provides for anticipated warranty costs at the time the associated product revenue is recognized. Product warranty costs are estimated based upon the Company's historical experience and the applicable warranty period. The Company periodically reviews the adequacy of its warranty reserve and adjusts, if necessary, the warranty percentage and accrual based on actual experience and estimated costs to be incurred. Information in regards to the changes in the Company's product warranty liability for the six months ended June 30, 2012 is as follows (in thousands):
Balance at December 31, 2011	$1,500
Additions charged to cost of product sales	247
Repairs and replacements	(337)
Balance at June 30, 2012	$1,410

NOTE 9-LONG-TERM DEBT OBLIGATIONS
Term Loan
On June 25, 2012, the Company entered into a credit agreement (the "Credit Agreement") by, and among, Affymetrix and its domestic subsidiaries, and General Electric Capital Corporation ("GE Capital"), Silicon Valley Bank and other financial institutions party thereto from time to time (collectively, the "Lenders"), as well as certain securities affiliates of the Lenders. The Credit Agreement provides for the Term Loan in an aggregate principal amount of $85.0 million and a revolving credit facility in an aggregate principal amount of $15.0 million (the "Revolving Credit Facility" and, together with the Term Loan, the "Senior Secured Credit Facility"), each with a term of five years. As of June 30, 2012, the Company borrowed a total of $85.0 million under the Term Loan which was used to finance a portion of the Acquisition.

At the option of the Company (subject to certain limitations), borrowings under the Credit Agreement bear interest at either a base rate or at the London Interbank Offered Rate ("LIBOR"), plus, in each case, an applicable margin. Under the Base Rate Option, interest will be at the base rate plus 4.00% per annum, calculated on the basis of the actual number of days elapsed in a year of 365 or 366 days (as applicable) and payable quarterly in arrears. The base rate will be equal to the greatest of (a) the rate last quoted by The Wall Street Journal (or another national publication selected by GE Capital) as the U.S. "Prime Rate," (b) the federal funds rate, plus 0.50% per annum and (c) LIBOR for an interest period of one month, plus 1.00% per annum. However, the base rate will not be less than a floor of 2.50% per annum. Under the LIBOR Option, interest will be determined based on interest periods to be selected by Affymetrix of one, two, three or six months (and, to the extent available to all relevant lenders, nine or 12 months) and will be equal to LIBOR, plus 5.00%, calculated based on the actual number of days elapsed in a 360-day year. However, LIBOR will be deemed not to be less than a floor of 1.50% per annum. Interest will be paid at the end of each interest period or, in the case of interest periods longer than three months, quarterly. At June 30, 2012, the applicable interest rate was approximately 6.50%.
Additionally, the proceeds from the Term Loan are net of debt issuance costs of approximately $4.5 million that are being amortized over the five-year term of the Senior Secured Credit Facility beginning on June 25, 2012.
As of June 30, 2012, the Company had an outstanding principal balance of $85.0 million and incurred $0.1 million in interest expense under the Senior Secured Credit Facility for the three and six months ended June 30, 2012.
The loans and other obligations under the Senior Secured Credit Facility are (i) guaranteed by substantially all of the Company's domestic subsidiaries (subject to certain exceptions and limitations) and (ii) secured by substantially all of the assets of Affymetrix and each guarantor (subject to certain exceptions and limitations).
The Credit Agreement requires the Company to maintain a fixed charge coverage ratio of at least 1.5 to 1.0, a senior leverage multiple not exceeding initially 2.00 to 1.00 and stepping down to 1.50 to 1.00 and a total leverage multiple not exceeding initially 4.75 to 1.00 and stepping down to 3.50 to 1.00. The Credit Agreement also includes other covenants, including negative covenants that, subject to certain exceptions, limit Affymetrix', and that of certain of its subsidiaries', ability to, among other things: (i) incur additional debt, including guarantees by the Company or its subsidiaries, (ii) make investments, pay dividends on capital stock, redeem or repurchase capital stock, redeem or repurchase the Company's senior convertible notes or any subordinated obligations, (iii) create liens and negative pledges, (iv) make capital expenditures, (v) dispose of assets, (vi) make acquisitions, (vii) create or permit restrictions on the ability of Affymetrix' subsidiaries to pay dividends or make distributions to Affymetrix, (viii) engage in transactions with affiliates, (ix) engage in sale and leaseback transactions, (x) consolidate or merge with or into other companies or sell all or substantially all the Company's assets and (xi) change their nature of business, their organizational documents or their accounting policies. As of June 30, 2012, the Company was in compliance with these covenants.
The Company is required to make the following mandatory prepayments: (a) annual prepayments in an amount equal to 50% of excess cash flow (as defined in the Credit Agreement), subject to a leverage-based stepdown, (b) prepayments in an amount equal to 100% of the net cash proceeds of issuances or incurrences of debt obligations of Affymetrix and its subsidiaries (other than debt incurrences expressly permitted by the Credit Agreement), (c) prepayments in an amount equal to 100% of the net proceeds of asset sales in excess of $2.5 million annually (subject to certain reinvestment rights) and (d) prepayments in an amount equal to any indemnification payments or similar payments received under the Acquisition Agreement, subject to certain exclusions. No such prepayments had been made as of June 30, 2012.
The Credit Agreement also contains events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-default and cross-acceleration to other indebtedness in excess of specified amounts, monetary judgment defaults in excess of specified amounts, bankruptcy or insolvency, actual or asserted invalidity or impairment of any part of the credit documentation (including the failure of any lien on a material portion of the collateral to remain perfected) and change of ownership or control defaults. In addition, the occurrence of a "fundamental change" under the indenture governing the 4.00% Notes or the indenture governing the Company's 3.50% Notes would be an event of default under the Credit Agreement. As of June 30, 2012, there have been no events of default under the Credit Agreement.

The Term Loan will amortize in quarterly installments in amounts resulting in an annual amortization of 10% during the first year, 15% during the second year, 15% during the third year, 20% during the fourth year and 40% during the fifth year after June 25, 2012. The principal amount of maturities is as follows (in thousands):
2012, remainder thereof	$2,125
2013	9,563
2014	12,750
2015	13,812
2016	17,000
Thereafter	29,750
Total	$85,000
4.00% Convertible Senior Notes
On June 25, 2012, the Company issued $105.0 million principal amount of 4.00% Convertible Senior Notes due July 1, 2019. The net proceeds, after debt issuance costs totaling $3.9 million from the 4.00% Notes offering, were $101.1 million. The 4.00% Notes bear interest of 4.00% per year payable semi-annually in arrears on January 1 and July 1 of each year, beginning on January 1, 2013 until the maturity date of July 1, 2019, unless converted, redeemed or repurchased earlier. The debt issuance costs are being amortized over the effective life of the 4.00% Notes, which is 7 years.
Holders of the 4.00% Notes may convert their 4.00% Notes into shares of the Company's stock at their option any time prior to the close of business on the business day immediately preceding the maturity date. The 4.00% Notes are initially convertible into approximately 170.0319 shares of the Company's common stock per $1,000 principal amount of notes, which equates to 17,857,143 shares of common stock, or an initial conversion price of $5.88 per share of common stock. The conversion rate is subject to certain customary anti-dilution adjustments. In addition, following certain corporate events that occur prior to the maturity date, the Company will increase the conversion rate for a holder who elects to convert its notes in connection with such a corporate event in certain circumstances. Holders may also require the Company to repurchase for cash their notes upon certain fundamental changes.
On or after July 1, 2017, the Company can redeem for cash all or part of the 4.00% Notes if the last reported sale price per share of the Company's common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period ending within 5 trading days prior to the date on which the Company provides notice of redemption. The redemption price will be equal to 100% of the principal amount of the 4.00% Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
3.50% Senior Convertible Notes
During the first quarter of 2012, the Company repurchased approximately $91.6 million of aggregate principal amount of its 3.50% Notes in private transactions for total cash consideration of $92.1 million, including accrued interest of $0.5 million. Such notes were purchased at par and accelerated amortization of deferred financing costs of $0.3 million was recognized. The remaining $3.9 million aggregate principal amount of the 3.50% Notes is classified in accounts payable and accrued liabilities on the accompanying Condensed Consolidated Balance Sheets. Holders of the remaining $3.9 million aggregate principal amount of 3.50% Notes have the option to require the Company to repurchase the notes at a price equal to 100% of the outstanding principal amount plus accrued interest on January 15, 2013.
NOTE 10-NET INCOME (LOSS) PER COMMON SHARE
Basic net income (loss) per common share is calculated using the weighted‑average number of common shares outstanding during the period less the weighted‑average shares subject to repurchase. Diluted net income (loss) per common share gives effect to dilutive common stock subject to repurchase, stock options (calculated based on the treasury stock method), shares under the Company's ESPP and convertible debt (calculated using an as-if-converted method). Potentially dilutive securities are excluded from shares used in computing diluted net loss per common share if their effect would be anti-dilutive.

The following table sets forth a reconciliation of basic and diluted net income (loss) per common share (in thousands except per common share amounts):
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$30,891	$(3,672)	$26,674	$(3,633)
Add effect of dilutive securities:
Interest on convertible notes	113	-	1,084	-
Adjusted net income (loss)	$31,004	$(3,672)	$27,758	$(3,633)

Shares used in computing basic net income (loss) per common share	70,161	69,504	70,069	70,700
Add effect of dilutive securities:
Employee stock compensation plans	117	-	112	-
Common stock subject to repurchase	335	-	303	-
Convertible notes	1,305	-	1,779	-
Shares used in computing diluted net income (loss) per common share	71,918	69,504	72,263	70,700

Basic net income (loss) per common share	$0.44	$(0.05)	$0.38	$(0.05)

Diluted net income (loss) per common share	$0.43	$(0.05)	$0.38	$(0.05)

The potential dilutive securities excluded from diluted earnings per common share were as follows (in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Employee stock compensation plans	5,780	6,311	5,785	6,311
Restricted stock subject to repurchase	2,026	1,628	2,057	1,628
Convertible notes	-	3,169	-	3,169
Total	7,806	11,108	7,842	11,108

NOTE 11-LEGAL PROCEEDINGS
The Company has been in the past, and continues to be, a party to litigation which has consumed, and may continue to consume, substantial financial and managerial resources. While the results of any litigation or any other legal proceedings are uncertain, the Company does not believe the ultimate resolution of any pending legal matters is likely to have a material adverse effect on the Company's financial position or results of operations.
E8 Pharmaceuticals LLC
On July 1, 2008, the Company was named as a defendant in a complaint filed by plaintiffs E8 Pharmaceuticals LLC and Massachusetts Institute of Technology ("MIT") in the United States District Court of Massachusetts. In the complaint, the plaintiffs allege that the Company is infringing one patent owned by MIT and licensed to E8 Pharmaceuticals by making and selling the Company's GeneChip® products to customers and teaching its customers how to use the products. The plaintiffs seek a permanent injunction enjoining the Company from further infringement, unspecified monetary damages, enhanced damages pursuant to 35 U.S.C. §284, costs, attorneys' fees and other relief as the court deems just and proper. The Company will vigorously defend against the plaintiffs' claims. There is no trial date set in this matter.

Enzo Litigation
On October 28, 2003, Enzo Life Sciences, Inc., a wholly-owned subsidiary of Enzo Biochem, Inc. (collectively "Enzo"), filed a complaint against the Company that is pending in the United States District Court for the Southern District of New York for breach of contract, injunctive relief and declaratory judgment. The Enzo complaint relates to a 1998 distributorship agreement with Enzo under which the Company served as a non-exclusive distributor of certain reagent labeling kits supplied by Enzo. In its complaint, Enzo seeks monetary damages and an injunction against the Company from using, manufacturing or selling Enzo products and from inducing collaborators and customers to use Enzo products in violation of the 1998 agreement. Enzo also seeks the transfer of certain Affymetrix patents to Enzo.
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
On April 6, 2012, Enzo filed a complaint against the Company in the United States District Court for the District of Delaware. In the complaint, plaintiff alleges that Affymetrix is infringing U.S. Patent No. 7,064,197 by making and selling certain GeneChip® products. The plaintiff seeks a preliminary and permanent injunction enjoining the Company from further infringement and unspecified monetary damages. The Company will vigorously defend against the plaintiff's case.
Life Technologies Litigation
On October 12, 2010, Life Technologies Corporation filed a complaint against eBioscience in the United States District Court for the Southern District of California, alleging that eBioscience is infringing U.S. Patent Nos. 6,423,551, 6,699,723, and 6,927,069 related to certain eBioscience products. The plaintiff seeks a preliminary and permanent injunction enjoining eBioscience from further infringement and unspecified monetary damages. Following the Acquisition, the Company is vigorously defending against these claims. Pursuant to the Acquisition Agreement, eBioscience security holders shall, subject to certain limitations, indemnify the Company against damages arising out of or resulting from the claims.
Administrative Proceedings
The Company's intellectual property is subject to a number of significant administrative actions. These proceedings could result in the Company's patent protection being significantly modified or reduced, and the incurrence of significant costs and the consumption of substantial managerial resources. For the six months ended June 30, 2012, the Company did not incur significant costs in connection with administrative proceedings.
NOTE 12-INCOME TAXES
During the three and six months ended June 30, 2012, the Company recognized an income tax benefit of $44.2 million and $44.3 million, respectively. The income tax benefit results from a reduction in the valuation allowance recorded against the Company's net deferred tax assets of $44.7 million during the three and six months ended June 30, 2012, due to deferred tax liabilities recognized for the difference between the fair value and carrying basis of certain tangible and intangible assets obtained as part of the Acquisition, which can be used as a source of income when utilizing certain domestic deferred tax assets. This income tax benefit was partially offset by an income tax provision of $0.5 million and $0.4 million, respectively, recorded during the three and six months ended June 30, 2012 which primarily consists of a provision for foreign taxes.
Due to the Company's history of cumulative operating losses, management concluded that, after considering all the available objective evidence, it is not more likely than not that all the Company's net deferred tax assets will be realized. Accordingly, all of the U.S. net deferred tax assets continue to be subject to a valuation allowance as of June 30, 2012.
As of June 30, 2012, excluding acquired unrecognized tax benefits of $2.1 million as a result of the Acquisition, there have been no material changes to the total amount of unrecognized tax benefits as compared to December 31, 2011.

NOTE 13-RELATED PARTY TRANSACTIONS
In December 2011, the Company entered into an agreement under which it assigned one patent application and related know-how to Cellular Research, Inc. ("Cellular Research"), a company founded by the Company's Chairman, Dr. Stephen P.A. Fodor. Dr. Fodor also owns a majority of the shares of Cellular Research. Pursuant to the agreement, Cellular Research shall pay single digit royalties to Affymetrix on sales of products covered by the assigned technology, and starting in December 2015, an annual minimum fee of $100,000. Affymetrix shall also have a right of first refusal to collaborate with Cellular Research for the development of certain new products and to supply arrays to Cellular Research under certain terms and conditions. As of June 30, 2012, no royalties had been earned pertaining to this agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management's Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 should be read in conjunction with our financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q and with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011.
All statements in this quarterly report that are not historical are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act as amended, including statements regarding our "goals," "expectations," "beliefs," "intentions," "strategies" or the like. Such statements are based on our current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Actual results or business conditions may differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, our capacity to identify and capitalize upon emerging market opportunities; risks relating to our ability to acquire new businesses and technologies and successfully integrate and realize the anticipated strategic benefits and cost savings or other synergies thereof, including our acquisition of eBioscience, in a cost-effective manner while minimizing the disruption to our business; risks that eBioscience's future performance may not be consistent with its historical performance; risks relating to our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness; risks relating to our ability to develop and successfully commercialize new products and services; uncertainties related to cost and pricing of Affymetrix products; fluctuations in overall capital spending in the academic and biotechnology sectors; changes in government funding policies; our dependence on collaborative partners; the size and structure of our current sales, technology and technical support organizations; uncertainties relating to our suppliers and manufacturing processes; risks relating to our ability to achieve and sustain higher levels of revenue, higher gross margins and reduced operating expenses; uncertainties relating to technological approaches; global credit and financial market conditions; personnel retention; uncertainties relating to the U.S. Food and Drug Administration ("FDA") and other regulatory approvals; competition; risks relating to intellectual property of others and the uncertainties of patent protection and litigation; volatility of the market price of our common stock; unpredictable fluctuations in quarterly revenues; and the risk factors disclosed under Part I, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statements are based, except as required by law.
OVERVIEW
We develop, manufacture and sell products and services for genetic analysis to the life science research and clinical healthcare markets. Researchers around the world use our technology to better understand the role that genes play in disease, the effectiveness and safety of therapies and many other biological factors that affect human well-being. We sell our products to some of the world's largest pharmaceutical, diagnostic and biotechnology companies, as well as leading academic, government and not-for-profit research institutions and more than 25,000 peer-reviewed papers have been published based on work using our products. Including eBioscience, we have about 1,200 employees worldwide and maintain sales and distribution operations across the United States, Europe, Asia and Latin America.
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
As further discussed below, through our acquisition of eBioscience, we are now able to complement our traditional businesses with a stronger offering of reagents for cell and protein analysis, and augment our foundation in molecular diagnostics, including our cytogenics offering. eBioscience develops, manufactures and markets reagents and antibodies that are fundamental for research application in immunology, oncology, cell biology and stem cell biology.

We completed an internal reorganization of our operations into business units at the end of 2011, including Expression, Genetic Analysis and Clinical Applications, and Life Science Reagents. The business units are designed to create a high level of focus for identifying and executing on opportunities in our target markets.
Expression
Our Expression business unit develops and markets our gene expression products and services, including our in vitro transcription ("IVT") arrays and our QuantiGene line targeted at low-to-mid-plex markets. Expression revenue as a percentage of total revenue is expected to decline over time as demand for expression products used in the discovery and exploration markets decline. Accordingly, we reported declining sales of IVT arrays that historically has represented more than half of expression revenue in recent years.
Our primary goal in our expression business is to stabilize revenue by adding new products to our array-based expression portfolio and rejuvenating our mid-plex cell and tissue assays. We have also expanded the use of our GeneAtlasTM instrument, a desk-top entry-level microarray system, by widening the range of arrays that can be run on it.
Genetic Analysis and Clinical Applications
Our Genetic Analysis and Clinical Applications business unit develops and markets our genotyping and cytogenetics products. Our Axiom genotyping platform and SNP 6.0 products are targeted at the genotyping markets in human research and the agricultural biotechnology industry. In mid 2011, we launched our new CytoScan™ HD array which is targeted specifically at the cytogenetics market. We intend to continue to invest in cytogenetics and Axiom products in 2012 to continue growing our revenues in this business unit.
Life Science Reagents
Our Life Science Reagents business unit develops and markets reagents, enzymes, purification kits and biochemicals used by life science researchers, and is primarily targeted at the life science reagent markets.
Corporate
Our Corporate business unit primarily derives revenue from royalty arrangements, as well as field revenue from services provided by us to customers. We expect royalty revenue to decrease over time as fewer royalty arrangements are entered into and patents expire.
Acquisition of eBioscience Holding Company, Inc.
On June 25, 2012, we completed our acquisition of eBioscience Holding Company, Inc. ( "eBioscience"), a privately-held company based in San Diego, California engaged in the development, manufacture and sale of flow cytometry and immunoassay reagents for immunology and oncology research and diagnostics (the "Acquisition") pursuant to an Amended and Restated Agreement and Plan of Merger dated May 3, 2012 (the "Acquisition Agreement").
We believe the Acquisition is a good strategic fit for Affymetrix, allowing us to expand our addressable markets and continue to diversify our business beyond genomics discovery into cell and protein analysis. We believe eBioscience will enable us to further expand into downstream markets where validation and testing activity leverages the results of basic discovery research to achieve a more thorough understanding of disease states, and ultimately, new and/or improved diagnostics and therapeutics.
We intend to operate eBioscience as a separate business unit to minimize or avoid any disruption of services, while taking advantage of immediate opportunities to create efficiencies. We expect to achieve certain commercial synergies between the two companies, including cross-selling opportunities and complementary distribution channels, as well as realize benefits from certain research and development synergies.
The Acquisition purchase price totaled $315.1 million, plus $17.2 million in other fees and expenses incurred since the transaction began, including $8.5 million of underwriting and financing fees, and was financed through a combination of cash on hand, the liquidation of available-for-sale securities, proceeds from a term loan (the "Term Loan") of aggregate principal amount of $85.0 million provided under our Senior Secured Credit Facility (the "Senior Secured Credit Facility") and the issuance of $105.0 million principal amount of our 4.00% Convertible Senior Notes due 2019 (the "4.00% Notes").

During the three months ended June 30 2012, the contribution of the acquired eBioscience business to our total revenue was $1.4 million. The portion of total expenses and net income associated with the acquired eBioscience business, excluding purchase accounting adjustments, were not material to our results.
Overview of the Second Quarter of 2012
In the second quarter of 2012, we reported $66.4 million in revenue, including $1.4 million from eBioscience, as compared to $64.7 million in the second quarter of 2011. The Company reported net income of approximately $30.9 million, or $0.43 per diluted share, in the second quarter of 2012 compared to a net loss of $3.7 million, or $0.05 per diluted share, in the same period of 2011. The second quarter of 2012 included certain non-recurring items: an income tax benefit related to the eBioscience acquisition of $44.7 million, acquisition-related non-recurring costs of $4.7 million, a share-based compensation charge of $8.3 million related to the acceleration of stock options held under eBioscience equity incentive plans, and the recovery of a $2.2 million note that was provided for in full during 2011.
Our primary goal in the second half of 2012 is to expand our revenue base by entering new markets, growing our customer base and successfully commercializing our established and acquired technologies, including from eBioscience. We continue shifting our focus to the validation, translational and routine testing markets which we believe are currently expanding at a higher compound annual growth rate than the discovery and exploration markets and will provide opportunities for more recurring revenue growth in the future. We seek to expand our product line with new products that combine automated instrumentation, powerful new biological assays, and new array designs and content.
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
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Except as otherwise disclosed, during the three and six months ended June 30, 2012, there have been no significant changes in our critical accounting policies and estimates compared to the disclosures in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011.
RESULTS OF OPERATIONS
The following discussion compares the historical results of operations for the three and six months ended June 30, 2012 and 2011.

REVENUE
The components of revenue are as follows:
Dollars in thousands	Three Months Ended		Dollar	Percentage	Six Months Ended		Dollar	Percentage
	June 30,		change	change	June 30,		change	change
	2012	2011	from 2011	from 2011	2012	2011	from 2011	from 2011
Consumables	$54,691	$54,346	$345	1%	$108,479	$117,200	$(8,721)	(7)%
Instruments	3,814	3,798	16	0	8,517	8,407	110	1
Product sales	58,505	58,144	361	1	116,996	125,607	(8,611)	(7)
Services and other revenue	7,898	6,515	1,383	21	14,654	12,776	1,878	15
Total revenue	$66,403	$64,659	$1,744	3%	$131,650	$138,383	$(6,733)	(5)%

Total product sales increased $0.4 million in the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 primarily due to the partial period revenue from eBioscience of $1.4 million. Excluding eBioscience revenue, product sales were down $1.0 million resulting from lower overall chip sales volumes.
Total product sales decreased in the six months ended June 30, 2012 as compared to the same period in 2011 primarily due to decreased consumable sales resulting from lower overall chip and reagent sales volumes.
Services and other revenue increased for the three and six months ended June 30, 2012 primarily due to higher scientific services revenue and a one-time royalty payment that was received in the second quarter of 2012.
The following table summarizes revenue per business unit:
Dollars in thousands	Three Months Ended		Dollar	Percentage		Six Months Ended		Dollar	Percentage
	June 30,		change	change		June 30,		change	change
	2012	2011	from 2011	from 2011		2012	2011	from 2011	from 2011
Expression	$29,808	$32,507	$(2,699)	(8	) %	$62,122	$72,878	$(10,756)	(15	) %
Genetic analysis and clinical applications	20,140	17,227	2,913	17		38,970	35,482	3,488	10
Life science reagents	7,998	8,691	(693)	(8)		16,199	17,540	(1,341)	(8)
Corporate	7,081	6,234	847	14		12,983	12,483	500	4
eBioscience	1,376	-	1,376	100		1,376	-	1,376	100
Total product sales	$66,403	$64,659	$1,744	3%		$131,650	$138,383	$(6,733)	(5	) %

Percentage of revenue	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Expression	45%	50%	47%	53%
Genetic analysis and clinical applications	30	27	30	25
Life science reagents	12	13	12	13
Corporate	11	10	10	9
eBioscience	2	-	1	-
Total product sales	100%	100%	100%	100%

Expression  During the three months ended June 30, 2012, Expression revenue decreased by $2.7 million primarily due to a decline in Genechip revenue of $2.8 million, which was driven by a lower average selling prices of our in vitro transcription (IVT) arrays, partially offset by an increase in volume. The decline in Expression revenue was partially offset by higher revenue of $0.6 million reported on our QuantiGene line products.
The decrease of $10.8 million in Expression revenue for the six months ended June 30, 2012 also was primarily driven by a decline in sales of $10.0 million of our IVT arrays, partially offset by an increase in average selling prices. Additionally, revenue from Expression instruments declined by $1.6 million due to lower average selling price. These decreases were partially offset by higher revenue of $1.0 million reported on our QuantiGene line products.
Genetic Analysis and Clinical Applications  Genetic Analysis and Clinical Applications revenue increased for the three months ended June 30, 2012 as compared to the same period in 2011, primarily due to a $7.1 million increase in revenue on our CytoGenetics products, partially offset by a decline in sales of our SNP 6.0 arrays. Revenue from clinical applications as a percentage of Genetic Analysis and Clinical Applications continued to increase.
For the six months ended June 30, 2012, revenue also increased over the prior year period primarily due to increased revenue from clinical applications of $11.3 million as well as instrument sales of $2.0 million, partially offset by a decline in sales of our SNP 6.0 arrays of $7.4 million.
Life Science Reagents  For the three and six months ended June 30, 2012, Life Science Reagents revenue decreased due to lower volume of sales.
Corporate Corporate revenue increased during the three months ended June 30, 2012, driven primarily by a one-time royalty payment received of $0.8 million. We also recognized $0.7 million as revenue from gains from designated cash flow hedges compared to none during the same period in 2011.
For the six months ended June 30, 2012, Corporate revenue increased by $0.5 million due to the one-time royalty payment of $0.8 million and a realized gain of $1.2 million from designated cash flow hedges. These gains were partially offset by a decrease in revenue from service agreements of $1.4 million.
GROSS MARGIN
Dollars in thousands	Three Months Ended		Dollar/Point	Six Months Ended		Dollar/Point
	June 30,		change from	June 30,		change from
	2012	2011	2011	2012	2011	2011
Total gross margin on product sales	$34,142	$35,777	$(1,635)	$69,068	$79,341	$(10,273)
Total gross margin on services and other revenue	4,579	3,089	1,490	4,968	3,141	1,827

Product gross margin as a percentage of products sales	58%	62%	(3)	59%	63%	(4)

Service and other revenue gross margin as a percentage of services and other revenue	58%	47%	11	34%	25%	9

Product gross margin decreased primarily due to lower volume of sales and product mix during the three and six months ended June 30, 2012 as compared to the same period in 2011. The decrease was partially offset by lower excess and obsolescence costs for products with finite lives and favorable cost absorption.
Service gross margin increased in the three and six months ended June 30, 2012, as compared to the same period in 2011 primarily due to increased scientific service activity.

RESEARCH AND DEVELOPMENT EXPENSES
Dollars in thousands	Three Months Ended		Dollar	Percentage		Six Months Ended		Dollar	Percentage
	June 30,		change	change		June 30,		change	change
	2012	2011	from 2011	from 2011		2012	2011	from 2011	from 2011
Research and development	$13,588	$15,298	$(1,710)	(11	) %	$26,919	$31,566	$(4,647)	(15	) %

The decrease in research and development expenses for the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011 was primarily due to savings in headcount-related expenses totaling $1.9 million and $2.9 million, respectively, due to lower headcount and lower variable compensation costs of $0.1 million and $0.8 million, respectively.
These decreases were partially offset by increases in spending on supplies related to various projects of $0.6 million and $0.3 million, respectively, and consulting and purchased services of $0.3 million and $0.4 million, respectively, during the three and six months ended June 30, 2012 as compared to the same periods in 2011.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Dollars in thousands	Three Months Ended		Dollar	Percentage	Six Months Ended		Dollar	Percentage
	June 30,		change	change	June 30,		change	change
	2012	2011	from 2011	from 2011	2012	2011	from 2011	from 2011
Selling, general and administrative	$40,526	$26,675	$13,851	52%	$68,450	$53,887	$14,563	27%

The increase in selling, general and administrative expenses in the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011 was primarily due to increased costs incurred in association with our acquisition of eBioscience of $4.7 million and $5.8 million, respectively, as well as an $8.3 million share-based compensation charge recorded at the Acquisition Date due to the acceleration of the eBioscience stock options.
These increases during the three and six months ended June 30, 2012 were partially offset by lower headcount-related expenses totaling $1.5 million and $0.6 million, respectively, due to lower headcount and reduced spending on supplies of $0.2 million and $0.7 million, respectively, as a result of the timing of spending on various projects.
Variable compensation costs increased by $0.2 million for the three months ended June 30, 2012 but decreased overall by $0.8 million during the six months ended June 30, 2012.

INTEREST INCOME AND OTHER, NET
Dollars in thousands	Three Months Ended		Dollar	Percentage		Six Months Ended		Dollar	Percentage
	June 30,		change	change		June 30,		change	change
	2012	2011	from 2011	from 2011		2012	2011	from 2011	from 2011
Interest income	$282	$639	$(357)	(56	) %	$579	$1,277	$(698)	(55	) %
Realized income (loss) on equity investments, net	477	(15)	492	3,280		522	(1,072)	1,594	149
Currency loss, net	(751)	(407)	(344)	(85)		(1,069)	(1,779)	710	40
Other	2,268	282	1,986	704		2,270	179	2,091	1,168
Total interest income and other, net	$2,276	$499	$1,777	356%		$2,302	$(1,395)	$3,697	265%

The change in interest income and other, net in the three months ended June 30, 2012 as compared to the same period in 2011 was primarily due to the receipt in cash of $2.2 million including accrued interest of a notes receivable that was previously fully reserved. Realized gains on sales of equity investments also increased by $0.5 million as a result of sales of available-for-sale securities to fund the Acquisition. These increases were partially offset by a decrease in interest income of $0.4 million due to a lower balance of available-for-sale securities in 2012 that were sold in connection with both the Acquisition and the repurchase of $91.6 million in aggregate principal amount of our 3.50% Senior Convertible Notes (the "3.50% Notes") in the first quarter of 2012.
During the six months ended June 30, 2012, interest income and other, net increased primarily due to the receipt of $2.2 million for the notes receivable that was previously fully reserved for and the gain on sale of available-for-sale securities described above, as well as an expense of $1.2 million that was recorded during the first quarter of 2011 related to our non-marketable investment in a limited partnership fund whereas no such charge was recognized in 2012. In addition, currency losses decreased by $0.7 million primarily due to the strengthening of the U.S. dollar against other foreign currencies and the net results of our hedging activities. These increases were partially offset by a decrease in interest income of $0.7 million due to the sale of available-for-sale securities described above.
We continue to monitor the liquidity and financing activities of strategic non-marketable investments to determine if any impairment exists. It is uncertain whether or not we will realize any long-term benefits associated with these strategic investments.
INTEREST EXPENSE
Dollars in thousands	Three Months Ended		Dollar	Percentage		Six Months Ended		Dollar	Percentage
	June 30,		change	change		June 30,		change	change
	2012	2011	from 2011	from 2011		2012	2011	from 2011	from 2011
Interest expense	$218	$937	$(719)	(77	) %	$1,198	$1,875	$(677)	(36	) %

Interest expense decreased during the three and six months ended June 30, 2012 as compared to the same periods in 2011 due to the repurchase of $91.6 million in aggregate principal amount of our 3.50% Notes in the first quarter of 2012. This decrease was partially offset by the acceleration of debt issuance costs totaling $0.3 million associated with the 3.50% Notes. Going forward, we expect interest expense will increase due to our increased debt obligations incurred in connection with the Acquisition.

INCOME TAX PROVISION
Dollars in thousands	Three Months Ended		Dollar	Percentage		Six Months Ended		Dollar	Percentage
	June 30,		change	change		June 30,		change	change
	2012	2011	from 2011	from 2011		2012	2011	from 2011	from 2011
Income tax provision	$(44,226)	$127	$(44,353)	(34,924	) %	$(44,315)	$401	$(44,716)	(11,151	) %

During the three and six months ended June 30, 2012, we recognized an income tax benefit of $44.2 million and $44.3 million, respectively. The income tax benefit is a result of reducing our domestic deferred tax asset valuation allowance upon recognizing $44.7 million of deferred tax liabilities for the difference between the fair value and carrying value of certain tangible and intangible assets acquired from eBioscience. This income tax benefit was partially offset by an income tax provision of $0.5 million and $0.4 million, respectively, recorded during the three and six months ended June 30, 2012 which primarily consists of a provision for foreign taxes.
Due to our history of cumulative operating losses, management concluded that, after considering all the available objective evidence, it is not more likely than not that all of our net deferred tax assets will be realized. Accordingly, all of the U.S. net deferred tax assets continue to be subject to a valuation allowance as of June 30, 2012.
As of June 30, 2012, there have been no material changes to the total amount of unrecognized tax benefits.
LIQUIDITY AND CAPITAL RESOURCES
Historically, we have financed our operations primarily through product sales; sales of equity and debt securities such as our 3.50% and 4.00% Notes, collaborative agreements; interest income; licensing of our technology; and, when necessary, financing arrangements with third party creditors.
Our cash outflows have generally been as follows: cash used in operating activities such as research and development programs, sales and marketing activity, compensation and benefits of our employees and other working capital needs; cash paid for acquisitions; cash paid for litigation activity and settlements; and cash used for the payment of principle on debt obligations and repurchases of our convertible notes as well as interest payments on our long-term debt obligations.
As of June 30, 2012, we had cash, cash equivalents, and available-for-sale securities of approximately $37.6 million. We also have access, subject to compliance with certain covenants, to an additional $15.0 million revolving credit facility, provided under our Senior Secured Credit Facility. We anticipate that our existing capital resources along with the cash to be generated from operations will enable us to maintain currently planned operations, debt repayments or convertible notes repurchases, and capital expenditures for the foreseeable future. These expectations are based on our current operating and financing plans, which are subject to change, and therefore we could require further funding. Factors that may cause us to require additional funding may include, but are not limited to: financing arrangements that we may enter into in connection with future acquisitions; a decline in cash generated by sales of our products and services; our ability to maintain existing collaborative and customer arrangements and establish and maintain new collaboration and customer arrangements; the progress of our research and development programs; initiation or expansion of research programs and collaborations; the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; the effectiveness of product commercialization activities and arrangements; the purchase of patent licenses; and other factors.
On June 25, 2012, we completed our acquisition of eBioscience for approximately $308.0 million, representing the purchase price of $315.1 million less $7.1 million cash transferred from eBioscience. The Acquisition was financed through a combination of cash on hand, the liquidation of available-for-sale securities, the proceeds, net of debt issuance costs, from our Term Loan of $80.5 million provided under our Senior Secured Credit Facility and the proceeds from the issuance, net of underwriting fees, of $101.1 million of our 4.00% Notes. During the three months ended June 30, 2012, we made $5.4 million of cash payments for legal, advisory and other costs related to the Acquisition. Refer to Note 9. "Long-Term Debt Obligations" for further details regarding the Term Loan, our Senior Secured Credit Facility and the 4.00% Notes.

From time to time, we may seek to retire, repurchase or exchange common stock or convertible notes in open market purchases, privately negotiated transactions dependent on market conditions, liquidity, and contractual obligations and other factors. We did not retire, repurchase or exchange any of our common stock during the three and six months ended June 30, 2012. During the six months ended June 30, 2012, we repurchased approximately $91.6 million of aggregate principal amount of our 3.50% Notes at par plus accrued and unpaid interest for total cash consideration of $92.1 million, including accrued interest of $0.5 million. Holders of the remaining $3.9 million aggregate principal amount of 3.50% Notes have the option to require us to repurchase the notes at a price equal to 100% of the outstanding principal amount plus accrued interest on January 15, 2013.
Cashflow (in thousands)
	Six Months Ended
	June 30,
	2012	2011
Net cash (used in) provided by operating activities	$(3,534)	$22,069
Net cash used in investing activities	(262,003)	(29,926)
Net cash provided by (used in) financing activities	90,286	(635)
Effect of foreign currency translation on cash and cash equivalents	46	404
Net decrease in cash and cash equivalents	$(175,205)	$(8,088)

Operating Activities
Net cash used in operating activities for the six months ended June 30, 2012 was comprised of a net income of $26.7 million, non-cash charges of $18.1 million and a decrease in operating assets of $12.1 million. Adjustments for non-cash expenses include depreciation and amortization expense of $14.2 million, share-based compensation expense of $12.6 million, that includes a non-recurring share-based compensation expense of $8.3 million related to the accelerated vesting of eBioscience stock options, and an income tax benefit related to the Acquisition of $44.7 million. Cash used in Accounts payable and accrued liabilities include certain non-recurring activity relating to the Acquisition, including $9.4 million cash payments for legal, advisory and other costs related to the Acquisition.
Investing Activities
During the second quarter of 2012, we completed our acquisition of eBioscience for $308.0 million, representing a purchase price of $315.1 million less $7.1 million cash transferred from eBioscience. The Acquisition was partially funded through the proceeds from sales of available-for-sale securities of $52.0 million. Other investing activities for the six months ended June 30, 2012 included capital expenditures of $5.2 million and purchases of technology rights of $2.0 million. We monitor the level of cash and cash equivalents as compared to available-for-sale securities to manage the return on funds Management of our portfolio and sale of securities for purposes of funding the Acquisition resulted in net sales of available-for-sale securities during the six months ended of 2012.
Financing Activities
To fund the Acquisition, we obtained a Term Loan of an aggregate principal amount of $85.0 million provided under our Senior Secured Credit Facility and issued $105.0 million in principal amount of our 4.00% Notes. Proceeds net of debt issuance costs from our Term Loan were $80.5 million and proceeds net of underwriting fees from the issuance of our 4:00% Notes were $101.1 million. The Term Loan is subject to certain financing and operating covenants and amortizes over a 5 year period. Refer to Note 9. "Long-Term Debt Obligations" in this Quarterly Report on Form 10-Q for further details, regarding the Term Loan, our Senior Secured Credit Facility and our 4.00% Notes.
During the first quarter of 2012, we completed the repurchase of approximately $91.6 million in aggregate principal amount of the 3.50% Notes and paid to the holders of the 3.50% Notes aggregate consideration of $92.1 million, including accrued interest of $0.5 million.

Other financing activities generally consist of stock option exercise activity under our employee stock plan. Cash used in the issuance of stock under our employee stock plan, net of treasury shares withheld for taxes, was $0.3 million for the six months ended June 30, 2012.
OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS
As of June 30, 2012, we had no off-balance sheet arrangements. Other than the debt obligations related to the Acquisition disclosed in Note 9. "Long-Term Debt Obligations" and the repurchase of $91.6 million of aggregate principal amount of our 3.50% Notes during the first quarter of 2012, there have been no significant changes to our aggregate contractual obligations as compared to the disclosures in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Rate Risk
We derive a portion of our revenues in foreign currencies, predominantly in Europe and Japan. In addition, a portion of our assets are held in nonfunctional currencies of our subsidiaries. We use currency forward contracts to manage a portion of the currency exposures created from our activities denominated in foreign currencies. Our hedging program is designed to reduce, but does not entirely eliminate, the impact of currency exchange rate movements. See Note 2. "Summary of Significant Accounting Policies - Derivative Instruments" in the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2011 for further information.
Interest Rate Risk
In addition to our market risk discloses in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011, we also face interest rate risk relating to the increase or decrease in the amount of interest we must pay on our outstanding debt instruments. On June 25, 2012, we entered into a Senior Secured Credit Facility, which provides for a Term Loan and revolving credit facility. As further explained in Note 9. "Long-Term Debt Obligations," outstanding borrowings under the Senior Secured Credit Facility bear interest at variable interest rates and therefore the interest we pay will fluctuate as changes occur in certain benchmark interest rates. As of June 30, 2012, we had borrowed a total of $85.0 million under the Term Loan provided under the Senior Secured Credit Facility. We do not believe that a hypothetical 10% increase in interest rates as of June 30, 2012 would have had a material impact on our interest expense.
ITEM 4. CONTROLS AND PROCEDURES
(a) Disclosure controls and procedures.
Affymetrix's management carried out an evaluation, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), as of the end of our last fiscal quarter. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q, such that the information relating to Affymetrix and its consolidated subsidiaries required to be disclosed in our Exchange Act reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to Affymetrix's management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in internal control over financial reporting.
Affymetrix's management carried out an evaluation, as required by Rule 13a-15(d) of the Exchange Act, with the participation of our Chief Executive Officer and our Chief Financial Officer, of changes in Affymetrix's internal control over financial reporting. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information pertaining to legal proceedings can be found in Note 11. "Legal Proceedings" to our Condensed Consolidated Financial Statements elsewhere in this Quarterly Report on Form 10-Q, and is incorporated by reference herein.
ITEM 1A. RISK FACTORS
Risks Related to Our Business
Risks Related to the Growth of Our Business
If we do not continually develop and commercialize new or enhanced products and services, our business may not grow.
Our success depends in large part on our continual, timely development and commercialization of new or enhanced products and services that address evolving market requirements and are attractive to customers. The life science and clinical diagnostic research markets are characterized by rapid and significant technological changes, frequent new product introductions and enhancements, evolving industry standards and changing customer needs. Standardization of tools and systems for genetic research is still ongoing and we cannot assure you that our products will emerge as the standard for genetic research. Other companies may introduce new technologies, techniques, products or services that render our products or services obsolete or uneconomical. If we do not appropriately innovate and invest in new technologies, then our technologies will become dated and our customers could move to new technologies offered by our competitors.
As a result, we are continually looking to develop, license or acquire new or enhanced technologies, products and services to further broaden and deepen our offerings. Some of the factors affecting market acceptance of our products and services include:
•	availability, quality and price as compared to competitive technologies, products and services;
•	the functionality of new and existing products and services, and whether they address market requirements;
•	the timing of introduction of our technologies, products and services as compared to competitive technologies, products and services;
•	the existence of product defects;
•	scientists' and customers' opinions of the utility of our products and services and our ability to incorporate their feedback into future products and services;
•	citation of our products in published research; and
•	general trends in life science and clinical diagnostics research and life science informatics software development.
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

Emerging opportunities in molecular diagnostics may not develop as quickly as we expect and we depend, in part, on the efforts of our partners to be successful.
The clinical applications of our technologies for diagnosing and enabling informed disease management options in the treatment of disease is an emerging opportunity in molecular diagnostics. At this time, we cannot be certain that molecular diagnostic markets will develop as quickly as we expect. Although we believe that there will be clinical applications of our technologies that will be utilized for diagnosing and enabling informed disease management options in the treatment of disease, there can be no certainty of the technical or commercial success our technologies will achieve in such markets.
Our success in the molecular diagnostics market depends, in part, on our collaborative relationships and the ability of our collaborative partners to achieve regulatory approval for such products in the United States and in overseas markets and successfully market and sell products using our technologies.
Our growth depends, in part, on our ability to acquire new businesses and technologies and successfully integrate acquisitions, which may absorb significant resources and may not be successful.
As part of our strategy to develop and identify new technologies, products and services, we have acquired and may continue to acquire new businesses and technologies. Our integration of the operations of acquired businesses requires significant efforts, including the coordination of information technologies, research and development, sales and marketing, operations, manufacturing and finance. In particular, the success of our acquisition of eBioscience will depend, in part, on our ability to successfully integrate eBioscience's business and operations and fully realize the anticipated benefits and synergies from combining our businesses and eBioscience. Such anticipated benefits and synergies of the Acquisition may not be realized fully or at all or may take longer to realize than expected, which could materially adversely affect our business, results of operations and financial condition. Our efforts to successfully integrate acquisitions may result in additional expenses and divert significant amounts of management's time from other projects.
Our failure to manage successfully and coordinate the growth of the combined company could also have an adverse impact on our business. In addition, there is no guarantee that businesses we acquire will become profitable or remain so. If our acquisitions do not meet our initial expectations, we may record impairment charges.
Factors that will affect the success of our acquisitions include:
•	our ability to retain key employees of the acquired company;
•	the performance of the acquired business, technology, product or service;
•	our ability to integrate operations, financial and other systems;
•
the ability of the combined company to achieve synergies among its constituent companies, such as increasing sales of the combined company's products and services, achieving expected cost savings and effectively combining technologies to develop new products and services;

•	any disruption in order fulfillment or loss of sales due to integration processes, including relationships with suppliers or distributors;
•	the presence or absence of adequate internal controls and/or significant fraud in the financial systems of acquired companies;
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

Any difficulties and costs associated with the integration of eBioscience could negatively affect our results of operations and ability to execute our strategy.

If we experience difficulties in integrating eBioscience with our existing operations or are not able to achieve the anticipated benefits and synergies of the Acquisition, our business and results of operations could be negatively affected. In addition, it is possible that the ongoing integration process could result in the loss of key employees, errors or delays in systems implementation, the disruption of our ongoing business or the acquired business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers and employees or to achieve the anticipated benefits and synergies of the Acquisition. Integration efforts also may divert management attention and resources. In addition, we will incur transaction fees and costs related to formulating and implementing integration plans. For example, pursuant to certain of our agreements with a collaborative partner, we will be required to migrate certain eBioscience products to incorporate our collaborative partner's technologies. We continue to assess the magnitude of these costs and additional unanticipated costs may be incurred in the integration of eBioscience. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies or synergies related to the integration of the businesses, should allow us to offset incremental transaction and acquisition-related costs over time, this net benefit may not be achieved in the near term, or at all.
Risks Related to our Indebtedness
Our indebtedness could materially adversely affect our business, financial condition and results of operations.
We funded the Acquisition, in part, by incurring a substantial amount of indebtedness from the Term Loan provided under ourSenior Secured Credit Facility and issuance of the 4.00% Notes. Refer to Note 9. "Long Term Debt Obligations" in this Quarterly Report on Form 10-Q for further information regarding the Term Loan, the Senior Secured Credit Facility and the 4.00% Notes.
This substantial amount of indebtedness could materially adversely affect us, including by decreasing our business flexibility and increasing our borrowing costs. The indebtedness we incurred in connection with the Acquisition is expected to significantly increase our interest expense, leverage and debt service requirements. Increased levels of indebtedness may reduce funds available for our investment in product development as well as capital expenditures and other activities, increase our borrowing costs and create competitive disadvantages for us relative to other companies with lower debt levels. In addition, the agreements governing the Senior Secured Credit Facility contain restrictive covenants imposing operating and financial restrictions on us, including restrictions that may limit our ability to finance future operations or capital needs or to engage in other business activities. See the risk factor below entitled "We may not be able to finance future needs or adapt our business plan to changes because of restrictions placed on us by our Senior Secured Credit Facility and future instruments governing our indebtedness."
In addition, our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
If an event of default occurs under the Senior Secured Credit Facility, the 4.00% Notes, or any other debt financing agreement, we may be required to immediately repay all outstanding borrowings, together with accrued interest and other fees. We may not be able to repay all amounts due in the event these amounts are declared due upon an event of default.
In addition, despite our current consolidated debt levels, we and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, including our Senior Secured Credit Facility.

We may not be able to finance future needs or adapt our business plan to changes because of restrictions placed on us by the Senior Secured Credit Facility and future instruments governing our indebtedness.
The terms of our Senior Secured Credit Facility include various covenants that limit our ability, and that of our subsidiaries, to, among other things:
•	incur additional debt, including guarantees by us or our subsidiaries;
•	make investments, pay dividends on our capital stock, redeem or repurchase our capital stock, redeem or repurchase the notes or any subordinated obligations;
•	create liens;
•	make capital expenditures;
•	dispose of assets;
•	make acquisitions;
•	create or permit restrictions on the ability of our subsidiaries to pay dividends or make other distributions to us;
•	engage in transactions with affiliates;
•	engage in sale and leaseback transactions; and
•	consolidate or merge with or into other companies or sell all or substantially all of our assets.
Our ability to comply with covenants contained in the Senior Secured Credit Facility and any future agreements governing other indebtedness to which we are or may become a party may be affected by events beyond our control, including prevailing economic, financial and industry conditions. The Senior Secured Credit Facility will require us to comply with financial performance covenants, including, without limitation, a minimum fixed charge coverage ratio, maximum senior leverage multiple and maximum total leverage multiple. Additionally, the Senior Secured Credit Facility contains numerous affirmative covenants, including covenants regarding payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. Any additional indebtedness we incur in the future may subject us to further covenants.
Our failure to comply with these covenants could result in a default under the agreements governing the relevant indebtedness. In addition, unless cured or waived, the default could result in an acceleration under our other instruments that contain cross-acceleration or cross-default provisions, which could require us to repay or repurchase indebtedness, together with accrued interest, prior to the date it otherwise is due and that could adversely affect our financial condition. If a default occurs under the Senior Secured Credit Facility, the lenders could cause all of the outstanding debt obligations under the facility to become due and payable, which would result in a default under our 3.50% Notes and the 4.00% Notes and could lead to an acceleration of obligations related to such notes. Upon a default or cross-default, the agent, at the direction of some or all of the lenders under the Senior Secured Credit Facility, could foreclose against the collateral. Even if we are able to comply with all of the applicable covenants, the restrictions on our ability to manage our business in our sole discretion could adversely affect our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities that we believe would be beneficial to us.
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
eBioscience competes in the life science research market with companies such as Becton, Dickinson and Company, Abcam plc, Life Technologies Corporation and Beckman Coulter. Through eBioscience, we are currently involved in litigation with Life Technologies Corporation, a competitor,over alleged infringement by eBioscience of its intellectual property rights. See "-Risks Related to Our Intellectual Property-Litigation or other proceedings or third-party claims of intellectual property infringement could require us to spend significant time and money and could prevent us from selling our products or services or impact our stock price." Further, with respect to our eBioscience business unit, a number of competitors employ bundled arrangements in which customers pay for consumable products (such as reagent test kits), services and the related instruments under a single arrangement, including arrangements where the customer commits to purchase a minimum volume of consumable products annually. Since we do not currently produce instruments for this market, and bundled arrangements can allow competitors to offer lower prices for competing products, customer demand for these bundled arrangements could lead to loss of market share or force us to supply products at a discount.
Reduction or delay in research and development budgets and government funding may adversely impact our sales.
We expect that our revenue in the foreseeable future, including anticipated revenue from our eBioscience business unit, will be derived from products and services provided to pharmaceutical and biotechnology companies, as well as a relatively small number of academic, governmental and other research institutions. Our operating results may fluctuate substantially due to reductions and delays in research and development expenditures by these customers.
Factors that could affect the spending levels of our customers include:
•	changes in government programs, including available funding, which support research and development expenditures by companies and research institutions;
•	weakness in the global economy and changing market conditions that affect our customers;
•	changes in the extent to which the pharmaceutical industry may use genetic information and genetic testing as a methodology for drug discovery and development;
•	changes in the regulatory environment affecting life science companies and life science research;
•	impact of consolidation within the pharmaceutical industry; and
•	cost reduction initiatives of customers.
Budgets in the research-use-only market have been particularly challenged in recent periods, which we believe has had an adverse effect on us, including our eBioscience business unit. A significant or prolonged change in research funding, particularly with respect to the U.S. National Institutes of Health, could have an adverse impact on future revenues and results of operations.

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
Consolidation trends in both our market and many of our customers' markets have increased competition.
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
If we are unable to maintain our relationships with collaborative partners and licensors, we may have difficulty developing and selling our products and services.
Our commercial success depends, in part, on our ability to develop and maintain collaborative relationships and licenses with key companies as well as with key academic researchers. In particular, we depend on third parties for in-licensed technology and components for a variety of our product lines. We collaborate with a number of instrumentation and reagent companies, including Beckman Coulter, CapitalBio Corporation, Genisphere LLC, Life Technologies Corporation, Luminex Corporation, Siemens Medical Solutions Diagnostics, Takara Bio Inc., New England Biolabs, Inc. and Qiagen GmbH. Some of these collaborators, like Life Technologies Corporation, Takara Bio Inc., New England Biolabs, Inc. and Luminex Corporation, are currently sole suppliers of components of some of our reagent kits but they are also our competitors. Relying on our collaborative relationships is risky to our future success because:
•	our partners may develop technologies or components competitive with our products and services;
•	our existing collaborations may preclude us from entering into additional future arrangements or impact the integration of acquired businesses and technologies;
•	our partners may not obtain regulatory approvals necessary to continue the collaborations in a timely manner;
•	some of our agreements may terminate prematurely due to disagreements between us and our partners or licensors;
•	our partners may not devote sufficient resources to the development and sale of our products and services;
•	our partners may be unable to provide the resources required for us to progress in the collaboration on a timely basis;
•	our collaborations may be unsuccessful; or
•	some of our agreements have expired and we may not be able to negotiate future collaborative arrangements or renew current licenses on acceptable terms.

In addition, our eBioscience business unit relies on licensing as a basis for many of its products and intellectual property, and the ability to maintain and renew current licenses as well as license new technologies from third parties is and will continue to be important such unit's ability to offer and introduce products. The ability to retain and gain access to technologies necessary to develop new products will depend, in part, on our ability to convince third parties that our combined company can successfully commercialize the technologies we seek to license. The inability to maintain or to acquire any third-party licenses, or integrate the related third-party technologies into these products, could result in delays in our product developments and enhancements. There can be no assurance that we will be able to continue to successfully identify new products developed by others in the life science research and clinical healthcare markets or otherwise and, if identified, to negotiate license agreements on commercially reasonable terms, if at all.
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
Our business is dependent on our ability to forecast our needs for components and products in our product lines and our suppliers' ability to deliver such components and products in time to meet critical manufacturing and product release schedules. Our business could be adversely affected, for example, if suppliers fail to meet product release schedules, if we experience supply constraints, if we fail to negotiate favorable pricing or if we experience any other interruption or delay in the supply chain which interferes with our ability to manufacture our products or manage our inventory levels.
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
We have in the past, and may in the future, adjust our manufacturing capacity based on business requirements, which may include the rationalization of our facilities, including the abandonment of long-lived manufacturing assets and additional charges related to a reduction in capacity. Manufacturing and product quality issues may arise as we launch new products in our Singapore, Ohio and San Diego facilities and rely increasingly upon manufacturing by third parties. We may lose customers if we are unable to manufacture products or if we experience delays in the manufacture of our products as a result of this transition.
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
Prior to 2002, we incurred losses each year since our inception, and we reported losses in 2006 and from 2008 through 2011. As a result, we had an accumulated deficit of approximately $452.0 million as of June 30, 2012. Our ability to achieve sustained profitability will depend, in part, on the rate of growth, if any, of our revenue and on the level of our expenses. In 2011 and in the first half of 2012, our business was affected by a drop in the volume of sales and consumables to our academic and pharmaceutical customers, particularly in North America, which led to a decrease in revenue as compared to the same prior-year period. There can be no assurance that our revenue will not continue to decrease in future periods. We expect to continue incurring significant expenses related to research and development, sales and marketing efforts to commercialize our products, litigation and non-cash stock based compensation, and we expect to continue to experience fluctuations in our operating results. If our revenue grows more slowly than we anticipate, or if our operating expenses are above what we expect or cannot be reduced in the event of lower revenue, we may not become profitable on a sustained basis, or at all.

If we do not attract and retain key employees, our business could be impaired.
To be successful, we must attract and retain qualified scientific, engineering, manufacturing, sales, marketing and management personnel. To expand our research, product development and sales efforts we need additional people skilled in areas such as bioinformatics, organic chemistry, information services, regulatory affairs, manufacturing, sales, marketing and technical support. Competition for these people is intense, and our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating existing employees. For example, our stock price has been volatile in recent years, resulting in a significant number of stock options granted to our employees having a strike price that is higher than the current trading price of our common stock. If we are unable to hire, train and retain a sufficient number of qualified employees, we will not be able to expand our business or our business could be adversely affected.
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
Information technology ("IT") systems are used extensively in virtually all aspects of our business, including sales forecast, order fulfillment and billing, customer service, logistics and management of data from running samples on our products. Our success depends, in part, on the continued and uninterrupted performance of our IT systems. IT systems may be vulnerable to damage from a variety of sources, including telecommunications or network failures, human acts and natural disasters. Moreover, despite the security measures we have implemented, our IT systems may be subject to physical or electronic break-ins, computer viruses and similar disruptive problems. We also have taken precautionary measures to prevent unanticipated problems that could affect our IT systems. Nevertheless, we may experience damages to our systems, and system failures and interruptions.
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
Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. While as of the date of this filing we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or investments since June 30, 2012, any significant deterioration in conditions of the global credit and financial markets may negatively impact our current portfolio of cash equivalents or investments or our ability to meet our financing objectives. Other-than-temporary declines in the market price and valuation of any of our investments would require us to adjust the carrying value of the investment through an impairment charge.
Risks Related to Government Regulation and Litigation
We and our customers are subject to various government regulations, and we may incur significant expenses to comply with, and experience delays in our product commercialization as a result of, these regulations.
The Food and Drug Administration ("FDA") has jurisdiction over the commercialization of medical devices, including in vitro diagnostic test kits and the reagents and instrumentation used in these tests. In vitro diagnostic tests, reagents, and instruments may be subject to pre-market review and post-market controls by the FDA. Certain in-vitro diagnostic products must also be approved by the regulatory agencies of foreign governments or jurisdictions before the product can be sold outside the United States. Commercialization of our and our collaborative partners' in-vitro diagnostic products outside of the research environment may depend upon successful completion of clinical trials. Clinical development is a long, expensive and uncertain process and we do not know whether we, or any of our collaborative partners, will be permitted to undertake clinical trials of any potential in-vitro diagnostic products. It may take us or our collaborative partners many years to complete any such testing, and failure can occur at any stage. Delays or rejections of potential products may be encountered based on changes in regulatory policy during the period of product development and regulatory agency review. Moreover, if and when our projects reach clinical trials, we, or our collaborative partners, may decide to discontinue development of any or all of these projects at any time for commercial, scientific or other reasons. Any of the foregoing matters could have a material adverse effect on our business, financial condition and results of operations.

Many of our products are labeled for "research use only." Products intended for research use only are not subject to clearance or approval by the FDA. However, research use only products may fall under the FDA's jurisdiction if these are used for clinical rather than research purposes. Even when a product is exempted from FDA clearance or approval, the FDA may impose restrictions as to the types of customers to which we can market and sell our products. Such restrictions may materially and adversely affect our business, financial condition and results of operations.
The FDA, the U.S. Department of Health and Human Services and foreign government regulators are increasingly focused on genetic analysis tools, including the use of arrays, which are labeled for research use only, by clinical laboratories in laboratory-developed tests ("LDTs") offered by these laboratories, including labs certified under the Clinical Laboratory Improvement Amendments ("CLIA"). We cannot predict the extent of the FDA's future efforts in regulation and enforcement policies with respect to the sale and use of arrays for the development of LDTs by CLIA-certified laboratories. If regulations or enforcement policies restrict our customers' development of LDTs using our products labeled for research use only, or if we otherwise are required to obtain FDA premarket clearance or approval prior to commercializing these products, our ability to generate revenue from the sale of our products may be delayed or otherwise adversely affected. Moreover, our failure to comply with governmental rules and regulations related to our products could cause us to incur significant adverse publicity, subject us to investigations and notices of non-compliance or lead to fines or restrictions upon our ability to sell our products. We also may be at risk for liability related to government reimbursement of tests involving the use of our products if it is determined that these tests require FDA-clearance or approval and no such clearance or approval has been obtained.
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
Healthcare reform and restrictions on reimbursements may limit our returns on molecular diagnostic products that we may develop independently or with our collaborators.
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
The risk of product liability claims is inherent in the testing, manufacturing, marketing and sale of human diagnostic and therapeutic products and we may be subjected to such claims. We have voluntarily recalled products in the past. We may seek to acquire additional insurance for clinical or product liability risks. We may not be able to obtain such insurance or general product liability insurance on acceptable terms or in sufficient amounts. A product liability claim or recall could have a serious adverse effect on our business, financial condition and results of operations.
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
Maintaining a strong patent position is critical to our business. Patent law relating to the scope of claims in the technology fields in which we operate is uncertain, so we cannot be assured the patent rights we have or may obtain will be valuable. Others have filed, and in the future are likely to file, patent applications that are similar or identical to ours or those of our licensors. To determine the priority of inventions, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office that could result in substantial costs in legal fees and could substantially affect the scope of our patent protection. We cannot be assured our patent applications will have priority over those filed by others. Also, our intellectual property may be subject to significant administrative and litigation proceedings such as opposition proceedings against our patents in Europe, Japan and other jurisdictions. In addition, we may acquire businesses, which may not have developed or maintained a similarly robust patent position. For example, our eBioscience business unit does not have a patent portfolio at the current time, so we must rely on non-patent rights, including third-party licenses, that relate to such business operations.
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
Litigation or other proceedings or third-party claims of intellectual property infringement could require us to spend significant time and money and could prevent us from selling our products or services or impact our stock price.
Third parties have asserted and may in the future assert that we are employing their proprietary technology without authorization. As we launch new products and enter new markets, we expect that competitors will claim that our products infringe their intellectual property rights as part of business strategies designed to impede our successful commercialization and entry into new markets. We are currently engaged in litigation with third parties who allege that we have infringed their intellectual property rights. See Note 11. "Legal Proceedings" found in this Quarterly Report on 10-Q for further information. In addition, we are aware of third-party patents that may relate to our technology. We routinely receive notices claiming infringement from third parties as well as invitations to take licenses under third-party patents. Third parties may have obtained, and may in the future obtain, patents allowing them to claim that the use of our technologies infringes these patents.

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
Through our acquisition ofeBioscience, we are also engaged in litigation with Life Technologies Corporation, a competitor. The suit alleges that eBioscience has infringed certain of its patents and seeking a permanent injunction enjoining eBioscience from further infringement, unspecified money damages, attorneys' fee and other relief. Although the Acquisition Agreement provides that we shall be indemnified for certain damages associated with such litigation, we cannot assure you that such indemnification will be available or adequate to cover any losses we incur associated with the litigation following the closing of the Acquisition.
Risks Related to Our Common Stock
The price of our common stock historically has been volatile. This volatility may affect the price at which you could sell the common stock you receive upon conversion, and the sale of substantial amounts of our common stock could adversely affect the price of our common stock.
The market price for our common stock has varied between a high of $8.16 on July 6, 2011, and a low of $3.68 on December 19, 2011 in the twelve month period ending on June 30, 2012. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including those listed in this "Risk Factors" section and other, unknown factors. Our stock price also may be affected by comments by securities analysts regarding our business or prospects, our issuance of common stock or other equity securities, our inability to meet analysts' expectations, general fluctuations in the stock market or in the stock prices of our industry peers or our customers and general conditions and publicity regarding the genomics, biotechnology, pharmaceutical or life science industries. This volatility may affect the price at which you could sell the common stock you receive upon conversion of your notes.
In addition, the sale of substantial amounts of our common stock could adversely impact its price. As of June 30, 2012, we had outstanding approximately 70.6 million shares of our common stock and options to purchase approximately 5.7 million shares of our common stock (of which approximately 2.9 million were exercisable as of that date). We also had outstanding approximately 2.4 million shares underlying restricted stock awards and restricted stock units as of June 30, 2012 and had reserved a total of approximately 20.0 million shares of common stock for future issuance under our equity incentive plans. As of June 30, 2012, we also had outstanding $85.0 million aggregate principal amount of our 4.00% Notes and $3.9 million aggregate principal amount of our 3.50% Notes, which are convertible into shares of our common stock. We have reserved a total of approximately 18 million shares of our common stock to satisfy the settlement obligations of such notes. The sale or the availability for sale of a large number of shares of our common stock in the public market could cause the price of our common stock to decline.
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
Our revenue and operating results may fluctuate significantly due, in part, to factors that are beyond our control and which we cannot predict. The timing of our customers' orders may fluctuate from quarter to quarter. Historically, we have experienced customer ordering patterns for instrumentation and consumables in which the majority of the shipments occur in the last month of the quarter. These ordering patterns limit management's ability to accurately forecast our future revenue or product mix. Additionally, license revenue may also be unpredictable and fluctuates due to the timing of payments of non-recurring licensing fees. Because our expenses are largely fixed in the short to medium term, any material shortfall in revenue may cause us to experience material losses.
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
In addition to factors that affect the spending levels of our customers described above, additional factors could cause our operating results to fluctuate, including:
•	competition;
•	our inability to produce products in sufficient quantities and with appropriate quality;
•	the frequency of experiments conducted by our customers;
•	our customers' inventory of products;
•	the receipt of relatively large orders with short lead times; and
•	our customers' expectations as to how long it takes us to fill future orders.
In addition, integrating operations, financial and other systems of acquired businesses, including those in connection with our acquisition of eBioscience, may compound the difficulty of predicting our future performance, for example by decreasing our ability to forecast customer demand and manage our inventory levels, and may therefore increase the fluctuation of our operating results.
Delaware law and our charter documents may impede or discourage a takeover, which could cause the market price of our common stock to decline.
We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change in control would be beneficial to our existing stockholders. Our charter and bylaws contain provisions relating to issuance of preferred stock, limitations on written consents, special meetings of stockholders and advance notification procedures for stockholder proposals. In addition, we are subject to Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years after the date that such stockholder became an interested stockholder, unless certain conditions are met.
These and other provisions of our charter documents and Delaware law could prevent or deter mergers, takeovers or other business combinations involving us, discourage potential acquirers from making tender offers for our common stock, or discourage proxy contests for changes in our management, any of which, under certain circumstances, could depress the market price of our common stock and the value of the notes.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS
Exhibit Number	Description of Document

2.2(1)	Amended and Restated Agreement and Plan of Merger dated as of May 3, 2012 among the Company, eBioscience Holding Company, Inc., Excalibur Acquisition Sub, Inc. and the Securityholders' Representative.
4.3(2)	Indenture dated as of June 25, 2012 by and between Affymetrix, Inc. and The Bank of New York Trust Company, N.A., as trustee.
4.4(2)	First Supplemental Indenture dated as of June 25, 2012, by and between Affymetrix, Inc. and The Bank of New York Trust Company, N.A., as trustee.
4.5(2)	Form of 4.00% Convertible Senior Note Due 2019 (Exhibit A to Exhibit 4.4 above).
10.37	Executive Severance Policy (Amended as of May 11, 2012).
10.41(2)
Credit Agreement, dated as of June 25, 2012, by and among Affymetrix, Inc. and its subsidiaries, General Electric Capital Corporation, Silicon Valley Bank and the other financial institutions and their securities affiliates party thereto.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(1)       Incorporated by reference to Registrant's Current Report on Form 8-K as filed on May 30, 2012
(2)       Incorporated by reference to Registrant's Current Report on Form 8-K as filed on June 25, 2012

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
	By:	/s/ TIMOTHY C. BARABE
	Name:	Timothy C. Barabe
	Title:	Executive Vice President and Chief Financial Officer

August 9, 2012

Duly Authorized Officer and Principal Financial
And Accounting Officer