Form 10-Q/A
period 2012-06-30
AFFYMETRIX INC
filed 2012-08-24
CIK 913077

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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

Explanatory Note
The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for Affymetrix, Inc. (the "Company") for the period ended June 30, 2012, filed with the Securities and Exchange Commission dated August 9, 2012 (the "Form 10-Q"), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405(a)(2) of Regulation S-T. Exhibit 101 consists of the interactive data files that were not included with the Form 10-Q, as allowed by the 30-day grace period for the first quarterly period in which detailed footnote tagging is required.
This Amendment No. 1 does not otherwise change or update the disclosures set forth in the Form 10-Q as originally filed and does not otherwise reflect events occurring after the original filing of the Form 10-Q.
Pursuant to Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101 are not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

ITEM 6. EXHIBITS
Exhibit Number	Description of Document

2.2(1)	Amended and Restated Agreement and Plan of Merger dated as of May 3, 2012 among the Company, eBioscience Holding Company, Inc., Excalibur Acquisition Sub, Inc. and the Securityholders' Representative.
4.3(2)	Indenture dated as of June 25, 2012 by and between Affymetrix, Inc. and The Bank of New York Trust Company, N.A., as trustee.
4.4(2)	First Supplemental Indenture dated as of June 25, 2012, by and between Affymetrix, Inc. and The Bank of New York Trust Company, N.A., as trustee.
4.5(2)	Form of 4.00% Convertible Senior Note Due 2019.
10.37(3) ‡	Amendment to Executive Severance Policy.
10.41(2)
Credit Agreement, dated as of June 25, 2012, by and among Affymetrix, Inc. and its subsidiaries, General Electric Capital Corporation, Silicon Valley Bank and the other financial institutions and their securities affiliates party thereto.

31.1(3)	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2(3)	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32(3)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
EX-101.INS(4)	XBRL Instance Document(5)
EX-101.SCH(4)	XBRL Taxonomy Extension Schema Document(5)
EX-101.CAL(4)	XBRL Taxonomy Extension Calculation Linkbase Document(5)
EX-101.DEF(4)	XBRL Taxonomy Extension Definition Linkbase Document(5)
EX-101.LAB(4)	XBRL Taxonomy Extension Label Linkbase Document(5)
EX-101.PRE(4)	XBRL Taxonomy Extension Presentation Linkbase Document(5)

(1)Filed as an exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2012.
(2)      Filed as an exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2012.
(3)      Filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2012.
(4)      Furnished herewith.
(5)      Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
‡	Management contract, compensatory plan, contract or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
	By:	/s/ TIMOTHY C. BARABE
	Name:	Timothy C. Barabe
	Title:	Executive Vice President and Chief Financial Officer

August 24, 2012

Duly Authorized Officer and Principal Financial
And Accounting Officer

4