Form 10-Q
period 2012-09-30
AFFYMETRIX INC
filed 2012-11-06
CIK 913077

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
COMMON SHARES OUTSTANDING ON OCTOBER 31, 2012: 70,691,322

AFFYMETRIX, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AFFYMETRIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2012	2011
	(Unaudited)	(See Note 1)
ASSETS:
Current assets:
Cash and cash equivalents	$29,026	$201,937
Restricted cash	691	692
Available-for-sale securities—short-term portion	2,575	7,937
Accounts receivable, net	52,534	44,021
Inventories—short-term portion	74,891	42,851
Deferred tax assets—short-term portion	379	364
Property and equipment, net—held for sale	5,000	9,000
Prepaid expenses and other current assets	15,078	7,785
Total current assets	180,174	314,587
Available-for-sale securities—long-term portion	7,337	54,501
Property and equipment, net	30,988	30,583
Inventories—long-term portion	14,668	-
Goodwill	159,420	-
Intangible assets, net	157,930	29,525
Deferred tax assets—long-term portion	3,445	450
Other long-term assets	16,224	8,369
Total assets	$570,186	$438,015

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable and accrued liabilities	$56,852	$44,774
Convertible notes—short-term portion	3,855	-
Term loan—short-term portion	6,375	-
Deferred revenue—short-term portion	10,749	9,852
Total current liabilities	77,831	54,626
Deferred revenue—long-term portion	3,453	3,959
Convertible notes—long-term portion	105,000	95,469
Term loan—long-term portion	76,500	-
Other long-term liabilities	22,345	9,127
Stockholders' equity:
Common stock	707	704
Additional paid-in capital	757,051	750,332
Accumulated other comprehensive income	4,420	2,492
Accumulated deficit	(477,121)	(478,694)
Total stockholders' equity	285,057	274,834
Total liabilities and stockholders' equity	$570,186	$438,015

See accompanying Notes to the Condensed Consolidated Financial Statements

AFFYMETRIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
REVENUE:
Product sales	$72,685	$57,001	$189,681	$182,608
Services and other	6,939	6,986	21,593	19,762
Total revenue	79,624	63,987	211,274	202,370
COSTS AND EXPENSES:
Cost of product sales	33,979	24,647	81,907	70,913
Cost of services and other	3,959	3,001	11,057	9,627
Research and development	16,498	15,328	43,417	46,894
Selling, general and administrative	36,302	26,915	104,752	80,802
Total costs and expenses	90,738	69,891	241,133	208,236
Loss from operations	(11,114)	(5,904)	(29,859)	(5,866)
Interest income and other, net	(3,933)	(2,154)	(1,631)	(3,549)
Interest expense	2,993	991	4,191	2,866
Loss before income taxes	(18,040)	(9,049)	(35,681)	(12,281)
Income tax (benefit) provision	(181)	740	(37,254)	1,141
Net (loss) income	$(17,859)	$(9,789)	$1,573	$(13,422)

Basic net (loss) income per common share	$(0.25)	$(0.14)	$0.02	$(0.19)
Diluted net (loss) income per common share	$(0.25)	$(0.14)	$0.02	$(0.19)

Shares used in computing basic net (loss) income per common share	70,403	69,719	70,181	70,790
Shares used in computing diluted net (loss) income per common share	70,403	69,719	70,610	70,790

See accompanying Notes to the Condensed Consolidated Financial Statements

AFFYMETRIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net (loss) income	$(17,859)	$(9,789)	$1,573	$(13,422)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	3,024	(33)	2,758	382
Unrealized gains (losses) on available-for-sale and non-marketable securities	251	398	(784)	2,436
Reclassification adjustment for realized (losses) gains recognized in net (loss) income	-	(513)	1,426	(1,586)
Unrealized (losses) gains on cash flow hedges	(1,204)	353	(1,472)	303
Net change in other comprehensive (loss) income, net of tax	2,071	205	1,928	1,535
Comprehensive (loss) income	$(15,788)	$(9,584)	$3,501	$(11,887)

See accompanying Notes to the Condensed Consolidated Financial Statements

AFFYMETRIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,573	$(13,422)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	25,335	24,974
Amortization of inventory step-up in fair value	4,855	-
Share-based compensation	14,857	6,602
Deferred tax assets	(34,042)	20
Impairment of property and equipment	4,000	-
Other non-cash transactions	1,336	4,402
Changes in operating assets and liabilities:
Accounts receivable, net	1,171	11,180
Inventories	(309)	1,501
Prepaid expenses and other assets	1,014	3,253
Accounts payable and accrued liabilities	(16,603)	(4,948)
Deferred revenue	212	(1,755)
Other long-term liabilities	(1,420)	1,807
Net cash provided by operating activities	1,979	33,614
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	(307,796)	-
Purchases of available-for-sale securities	-	(78,951)
Proceeds from sales of available-for-sale securities	52,063	27,974
Proceeds from maturities of available-for-sale securities	638	19,350
Proceeds from sale of property and equipment	-	400
Capital expenditures	(6,457)	(4,920)
Capital distribution from non-marketable investments	681	-
Purchase of technology rights	(2,303)	(150)
Net cash used in investing activities	(263,174)	(36,297)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	131	(650)
Net proceeds from term loan	80,500	-
Payments of term loan	(2,125)	-
Net proceeds from issuance of 4.00% convertible senior notes	101,062	-
Repurchase of 3.50% senior convertible notes	(91,614)	(3)
Net cash provided by (used in) financing activities	87,954	(653)
Effect of exchange rate changes on cash and cash equivalents	330	243
Net decrease in cash and cash equivalents	(172,911)	(3,093)
Cash and cash equivalents at beginning of period	201,937	35,484
Cash and cash equivalents at end of period	$29,026	$32,391

See accompanying Notes to the Condensed Consolidated Financial Statements

AFFYMETRIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
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
Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying Condensed Consolidated Balance Sheet as of September 30, 2012, the Condensed Consolidated Statements of Operations, Comprehensive (Loss) Income for the three and nine months ended September 30, 2012 and 2011 and Cash Flows for the nine months ended September 30, 2012 are unaudited. The Condensed Consolidated Balance Sheet as of December 31, 2011 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 28, 2012. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes to those financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.
As further discussed in Note 2. "Acquisition", the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2012 includes adjustments that were made during the three months ended September 30, 2012 upon finalization of the valuation of certain assets acquired and liabilities assumed from the acquisition of eBioscience Holdings, inc. ("eBioscience"). Such adjustments are considered to have occurred as of June 25, 2012 (the "Acquisition Date"). Thus, in future periods, the Company's financial statements as of June 30, 2012 and for the three and six months then ended will be recast to reflect these adjustments.
There have been no material changes to the Company's significant accounting policies as compared to the significant accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 except as otherwise described below:
Business Combinations
The Company's condensed consolidated financial statements include the operations of an acquired business after the completion of the acquisition. The Company accounts for acquired businesses using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date, while transaction costs are expensed as incurred, except for any debt and equity issuance costs. The measurement of the fair value of assets acquired and liabilities assumed requires significant judgment. Any excess of the purchase price over the fair value of the net assets acquired is recorded as goodwill.
Inventories
Inventory cost is computed on an adjusted standard basis (which approximates actual cost on a first-in, first-out basis). Provisions for slow moving, potentially excess and obsolete inventories are provided based on estimated demand requirements, product life cycle and development plans, component cost trends, product pricing, product expiration and quality issues.
Inventory that is not expected to be utilized until more than 12 months from the balance sheet date is classified as long-term. Estimating the level of inventory utilization for the upcoming 12 months requires management to exercise significant judgment. The Company maintains inventory levels in excess of 12 months for certain components of work-in-progress that have useful lives of up to 10 years. Carrying such levels of inventory impacts the Company's liquidity and cash flows since the inventory will not be converted to cash for more than one year.

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
Goodwill and intangible assets with indefinite lives are not subject to amortization, but are tested for impairment on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate the carrying amount of these assets may not be recoverable. The Company first conducts an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it then conducts a two-step test for impairment of goodwill. In the first step, the Company compares the fair value of its reporting units to their carrying values. If the fair values of the reporting units exceed the carrying value of the net assets, goodwill is not considered impaired and no further analysis is required. If the carrying values of the net assets exceed the fair values of the reporting units, then the second step of the impairment test must be performed in order to determine the implied fair value of the goodwill. If the carrying value of the goodwill exceeds the implied fair value, then an impairment loss equal to the difference would be recorded. For 2012, the Company will perform its annual goodwill impairment test during the fourth quarter of 2012, unless other indicators arise that would require analysis prior to the fourth quarter. No indicators have arisen as of September 30, 2012.
Foreign Currency
Certain operations from foreign subsidiaries of the Company have a functional currency other than the U.S. dollar. All other subsidiaries have the U.S. dollar as their functional currency.
Assets and liabilities of non-U.S. subsidiaries that use the local currency as their functional currency are translated to U.S. dollars at exchange rates in effect at the balance sheet date with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive income (loss) within stockholders' equity. Income and expense accounts are translated at average exchange rates during the year. For the three and nine months ended September 30, 2012, the amount of loss that was recognized in foreign currency translation adjustment included in accumulated other comprehensive income in stockholders' equity was $3.0 million and $2.8 million, respectively.
The Company's subsidiaries that use the U.S. dollar as their functional currency remeasure monetary assets and liabilities at exchange rates in effect at the end of each period, and inventories, property and nonmonetary assets and liabilities at historical rates. Gains and losses from these remeasurements were insignificant and have been included in the Company's results of operations.
NOTE 2—ACQUISITION
On the Acquisition Date, pursuant to the terms of an Amended and Restated Agreement and Plan of Merger (the "Acquisition Agreement"), a wholly-owned subsidiary of the Company merged with and into eBioscience, with eBioscience surviving as a wholly-owned subsidiary of the Company (the "Acquisition"). eBioscience specializes in the development, manufacturing, marketing and distribution of research tools in the areas of flow cytometry, immunoassays, microscopic imaging and other protein-based analyses.
At the Acquisition Date, each share of eBioscience issued and outstanding common stock immediately prior to the Acquisition Date was cancelled and converted into the right to receive cash of $38.18 per each such previously issued and outstanding common share. Further, all options to purchase shares of eBioscience common stock that were outstanding immediately prior to the Acquisition Date became exercisable to the extent not fully vested and were cancelled and retired immediately prior to the Acquisition Date in exchange for cash of $38.18 per each such previously outstanding option, less the exercise price of such option.
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
At June 30, 2012, the Company had provisionally estimated fair values for the assets acquired and liabilities assumed at the Acquisition Date. The amounts reported were considered provisional as the Company was completing the valuation work required to allocate the purchase price and finalize the working capital adjustments. During the third quarter of 2012, with the help of third-party specialists, the valuation was finished and the determination of the fair value of acquired inventory, property and equipment, and intangible assets was completed. This resulted in purchase accounting adjustments (also referred to as "measurement period adjustments") to the Company's Condensed Consolidated Financial Statements as of and for the period ended June 30, 2012. Under GAAP, changes to the purchase price allocation during the measurement period are recognized as of the date of acquisition. The Company considers purchase accounting to be final except for provisional tax amounts that may change during the measurement period.

The results of operations of the acquired eBioscience business and the fair values of the assets acquired and liabilities assumed have been included in the Company's Condensed Consolidated Financial Statements since the date of the Acquisition. For the three and nine months ended September 30, 2012, the Company recorded $17.6 million and $19.0 million, respectively, in revenue and recognized a net loss of $4.7 million and $4.6 million, respectively, from eBioscience.
Purchase price
The Acquisition Date purchase price totaled $314.9 million and is net of $0.2 million proceeds received during the third quarter of 2012 for final working capital adjustments. Of the total purchase price, $8.3 million was accounted for as share-based compensation expense as a result of the accelerated vesting of certain eBioscience employee options immediately prior to the Acquisition and has been recognized in the accompanying Condensed Consolidated Statement of Operations under Selling, general and administrative expenses for the nine months ended September 30, 2012. The remaining $306.6 million was allocated to the net assets acquired from eBioscience. The Acquisition was financed through a combination of cash on hand, the liquidation of available-for-sale securities, proceeds from third-party financing (the "Term Loan") and the issuance of 4.00% Convertible Senior Notes (the "4.00% Notes"). Refer to Note 9. "Long-Term Debt Obligations" for further information.
The following table summarizes the accounting treatment of the purchase price paid (in thousands):
Purchase consideration	$306,626
Share-based compensation expense	8,265
Total purchase price	$314,891

Fair values of assets acquired and liabilities assumed
The following table summarizes the fair values of assets acquired, liabilities assumed and goodwill (in thousands) at the Acquisition Date, as well as retrospective purchase accounting adjustments (also referred to as "measurement period adjustments") made with respect to the six months ended June 30, 2012:
	Before
	Adjustment		After
	of Final		Adjustment
	Allocation	Measurement	of Final
	of Purchase	Period	Allocation of
	Price(1)	Adjustments(2)	Purchase Price
Cash and cash equivalents	$7,095	$-	$7,095
Accounts receivable, net	9,488	(8)	9,480
Inventories	52,060	(1,380)	50,680
Prepaid expenses and other assets	7,844	56	7,900
Property and equipment	5,969	551	6,520
Intangible assets	159,755	(22,155)	137,600
Other non-current assets	1,769	(328)	1,441
Identifiable assets acquired	243,980	(23,264)	220,716
Accounts payable and accrued liabilities	(18,681)	(2,819)	(21,500)
Deferred tax liability	(55,542)	8,264	(47,278)
Other non-current liabilities	(3,241)	-	(3,241)
Identifiable liabilities acquired	(77,464)	5,445	(72,019)
Goodwill	140,325	17,604	157,929
Acquisition consideration	$306,841	$(215)	$306,626

(1) As previously reported in the notes to the Condensed Consolidated Financial Statements included in the Company's Quarterly Report on Form 10-Q as of June 30, 2012 and for the three and six months then ended.
(2) During the third quarter of 2012, the Company finalized the valuations and allocations of the fair value of certain assets and liabilities included in the Acquisition resulting in the purchase accounting adjustments detailed above.

The Company reduced the fair values of certain intangible assets by $22.2 million to better reflect market participant assumptions about the facts and circumstances existing as of the Acquisition Date.
The adjustments in the table above had a de minimis impact on the amortization of the affected intangible assets for the three and six-months ended June 30, 2012. However, the above change in domestic deferred tax liabilities resulted in a $7.2 million increase in the Company's domestic deferred tax asset valuation allowance. Adjustments to valuation allowances are further discussed in Note 12. "Income Taxes."
The above measurement period adjustments did not result from events that occurred after the Acquisition Date.
Inventories
The inventories acquired include an adjusted step-up in basis of approximately $29.0 million, which represents the fair value of the inventory less a reasonable profit margin on costs to complete and sell. The $29.0 million step-up in basis will be recognized as the inventory is sold, which is expected to be over a period of 12 to 23 months from the Acquisition Date.
Intangible Assets
The following table summarizes the fair value of definite-lived intangible assets acquired at the Acquisition Date and their estimated useful lives (in thousands, except for estimated useful lives):
		Estimated
	Fair Value	Useful Life
Purchased intangible assets:
Customer base	$61,100	12 years
Developed technologies	58,000	12 years
Trademarks and tradenames	15,500	5 years
Other contractual agreements	3,000	2 years
Total	$137,600

Purchased intangible assets were recorded at fair value determined using an income approach, which recognizes that the fair value of an asset is premised upon the expected receipt of future economic benefits such as earnings and cash inflows based on current sales projections and estimated direct costs. Indications of value are developed by discounting these benefits to their present worth at a discount rate that reflects the current return requirements of market participants.
Purchased intangible assets are finite-lived intangible assets and are being amortized over their estimated useful lives ranging from two to twelve years.
Deferred tax liabilities
Deferred tax liabilities assumed are primarily comprised of the tax impact of the temporary difference between the fair values of assets acquired and the historical tax basis of those assets. These temporary differences will reverse as the assets are amortized.
Goodwill
The excess of Acquisition consideration over the fair value of assets acquired and liabilities assumed represents goodwill. The Company believes the factors that contributed to goodwill include synergies that are specific to the Company's consolidated business, and not available to market participants, and the acquisition of a talented workforce that expands the Company's expertise in business development and the commercialization of cell and protein analysis products. The Company does not expect any portion of this goodwill to be deductible for tax purposes.

Liabilities
The above determination of fair value excludes potential amounts related to certain litigation in which eBioscience is currently involved. The Acquisition Agreement provides that eBioscience security holders shall, subject to certain limitations, indemnify Affymetrix against damages arising out of or resulting from intellectual property litigation brought against eBioscience by Life Technologies Corporation. The net assets acquired and results of operations do not reflect the potential outcome of this litigation, which is unable to be estimated at September 30, 2012. Under the terms of the Acquisition Agreement, $25.2 million of the purchase price was placed into escrow to secure eBioscience security holders' indemnification obligations to the Company.
Transaction costs
The Company cumulatively incurred approximately $9.0 million of Acquisition-related costs that are recognized as Selling, general and administrative expense in the accompanying Condensed Consolidated Statements of Operations, of which $6.1 million was recognized during the nine months ended September 30, 2012 and $2.9 million was recognized in the year ended December 31, 2011.
Total underwriting and financing fees of approximately $8.5 million associated with the Term Loan and 4.00% Notes were also incurred and are discussed in Note 9. "Long-Term Debt Obligations."
Share-based compensation costs
The share-based compensation expense of $8.3 million recognized for the accelerated vesting of certain eBioscience options immediately vested prior to the Acquisition was recognized in the accompanying Condensed Consolidated Statements of Operations as Selling, general and administrative expense in during the nine months ended September 30, 2012.
Pro Forma Financial Information
The following pro forma financial information presents the combined results of operations for the three and nine months ended September 30, 2012 and 2011 as if the Acquisition had been completed on January 1, 2011, with adjustments to give effect to pro forma events that are directly attributable to the Acquisition. The pro forma results do not reflect any operating efficiencies or potential cost savings that may result from the consolidation of the operations of the Company and eBioscience. Accordingly, these pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the Acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations (in thousands, except per share data):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$79,624	$82,122	$247,021	$256,035
Net loss	(17,643)	(17,128)	(36,399)	(8,528)
Basic and diluted earnings per share	(0.25)	(0.25)	(0.52)	(0.12)

The pro forma financial information includes non-recurring pro forma adjustments for share-based compensation expense of $8.3 million recognized for the accelerated vesting of certain eBioscience stock options immediately prior to the Acquisition, and an adjusted income tax benefit of $37.5 million that were excluded from the pro forma results for the nine months ended September 30, 2012 and included in the pro forma results for the nine months ended September 30, 2011.
The pro forma financial information also excludes non-recurring Acquisition-related transaction costs incurred by the Company of $0.2 million and $6.1 million, respectively, and by eBioscience of $0.1 million and $5.6 million, respectively. For the three and nine months ended September 30, 2011,  the Company did not incur any non-recurring Acquisition costs and eBioscience incurred 0.1 million.

NOTE 3—FAIR VALUE
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
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table represents the Company's fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 (in thousands)
		Significant
	Quoted Prices	Other
	In Active	Observable
	Markets	Inputs
	(Level 1)	(Level 2)	Total
September 30, 2012:
Assets:
U.S. government obligations and agency securities	$-	$7,362	$7,362
U.S. corporate debt	-	663	663
Foreign corporate debt and equity securities	-	1,887	1,887
Total	$-	$9,912	$9,912

Derivative assets	$-	$199	$199

Liabilities:
Derivative liabilities	$-	$886	$886

December 31, 2011:
Assets:
U.S. government obligations and agency securities	$-	$19,598	$19,598
U.S. corporate debt	-	25,100	25,100
Foreign government obligations and agency securities	-	2,810	2,810
Foreign corporate debt and equity securities	105	14,825	14,930
Total	$105	$62,333	$62,438

Derivative assets	$-	$940	$940

Liabilities:
Derivative liabilities	$-	$217	$217

The Company's Level 2 input assumptions are determined based on review of third-party sources.
The fair value of the Company's derivative assets and liabilities is determined based on the estimated consideration the Company would pay or receive to terminate these agreements on the reporting date. The derivative assets and liabilities are located in other current assets and accrued liabilities, respectively, in the accompanying Condensed Consolidated Balance Sheets.
As of September 30, 2012 and December 31, 2011, the Company had no financial assets or liabilities measured on a recurring basis requiring Level 3 classification, including those that have unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets and liabilities.
Debt Obligations
Debt obligations are not recorded at fair value on a recurring basis and are carried at amortized cost. The fair value of debt obligations was based on recent transactions and categorized within Level 3 of the fair value hierarchy.
The fair values of the Company's 3.50% Senior Convertible Notes due 2039 (the "3.50% Notes") and 4.00% Notes are based on quoted market prices at the balance sheet date. At September 30, 2012, the fair value of the Company's remaining 3.50% Notes was $3.7 million and the fair value of the Company's 4.00% Notes was $102.3 million.
On June 25, 2012, the Company entered into a Credit Agreement and borrowed $85.0 million under the Term Loan. As of September 30, 2012, the fair value of the Term Loan approximated its carrying value of $82.9 million.
Property and Equipment, Net – Held for Sale
In the fourth quarter of 2011, the Company had entered into a non-binding letter of intent to sell its facility located in West Sacramento, California to a third-party. As a result of the letter of intent, the Company reclassified the facility from long-lived assets held and used to held-for-sale and recognized an impairment charge of $1.7 million to bring the carrying value of the facility to its estimated fair market value, which was the anticipated selling price under the non-binding letter of intent. During the three months ended September 30, 2012, the non-binding letter of intent was terminated.
The Company received several additional third-party offers to purchase the facility in West Sacramento, California during the third quarter of 2012, and based on the offers, the estimated fair value of the facility was deemed to be lower than the carrying cost and the Company recognized $4.0 million of impairment during the three months ended September 30, 2012. As of the filing date, the Company continues to negotiate with potential buyers.
NOTE 4—FINANCIAL INSTRUMENTS
Investments in Debt and Equity Securities
The fair values of the Company's available-for-sale securities are based on quoted market prices and are included in cash and cash equivalents, available-for-sale securities—short-term and available-for-sale securities—long-term on the Company's Condensed Consolidated Balance Sheets based on each respective security's maturity.
As described in further detail in Note 2. "Acquisition", during the second quarter of 2012, the Company liquidated the majority of its available-for-sale securities to finance the Acquisition. The available-for-sale securities were sold for total cash consideration of $52.0 million and the resulting net gain on sale of $0.5 million was recognized in Interest income and other, net in the accompanying Condensed Consolidated Statements of Operations.
The following is a summary of available-for-sale securities as of September 30, 2012 (in thousands):
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. government obligations and agency securities	$7,297	$65	$-	$7,362
U.S. corporate debt	648	15	-	663
Foreign corporate debt and equity securities	1,849	38	-	1,887
Total available-for-sale securities	$9,794	$118	$-	$9,912

The following is a summary of available-for-sale securities as of December 31, 2011 (in thousands):
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. government obligations and agency securities	$19,421	$177	$-	$19,598
U.S. corporate debt	24,942	259	(101)	25,100
Foreign government obligations and agency securities	2,805	6	(1)	2,810
Foreign corporate debt and equity securities	15,157	41	(268)	14,930
Total available-for-sale securities	$62,325	$483	$(370)	$62,438

Contractual maturities of available-for-sale securities as of September 30, 2012 and December 31, 2011 are as follows (in thousands):
	September 30,	December 31,
	2012	2011
Less than one year	$2,575	$7,937
One to two years	5,717	25,785
More than two years	1,620	28,716
Total available-for-sale securities	$9,912	$62,438

The Company recognized no significant net realized gains and losses during the three months and nine months ended September 30, 2011. Realized gains and losses are included in Interest income and other, net in the accompanying Condensed Consolidated Statements of Operations.
Non-Marketable Securities
As of September 30, 2012 and December 31, 2011, the carrying amounts of the Company's non-marketable securities, totaling $5.0 million, equaled their estimated fair values. The estimated fair value was primarily determined to be the initial cost basis plus the Company's allocated share of results and any other-than-temporary impairment ("OTTI") charges that were recognized in prior periods. There was no OTTI recognized during the nine months ended September 30, 2012. During the nine months ended September 30, 2011, the Company recognized an impairment of $1.3 million in Interest income and other, net related to its investment in a limited partnership investment fund. Net investment results are included in interest income and other, net in the accompanying Condensed Consolidated Statements of Operations. Depending on market conditions, the Company may incur additional charges on this investment portfolio in the future.
Derivative Financial Instruments
The Company derives a portion of its revenues in foreign currencies, predominantly in Europe and Japan, as part of its ongoing business operations. In addition, a portion of its assets is held in the nonfunctional currencies of its subsidiaries. The Company enters into foreign currency forward contracts to manage a portion of the volatility related to transactions that are denominated in foreign currencies. The Company's foreign currency forward contracts are entered into for periods consistent with the related underlying exposures and do not constitute positions that are independent of those exposures. The Company's accounting policies for these instruments are based on whether the instruments are classified as designated or non-designated hedging instruments. The Company recognizes derivatives on its accompanying Condensed Consolidated Balance Sheets at fair value. The effective portions of designated cash flow hedges are recorded in other comprehensive income ("OCI") until the hedged item is recognized in earnings. As of September 30, 2012, the Company's existing foreign currency forward exchange contracts mature within 12 months. The deferred amount related to the Company's derivatives currently recorded in OCI and expected to be recognized into earnings over the next 12 months is a net loss of $0.6 million. Derivatives that are not designated as hedging instruments and the ineffective portions of cash flow hedges are adjusted to fair value through earnings.

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in OCI associated with such derivative instruments are reclassified immediately into operations through other income and expense. Any subsequent changes in fair value of such derivative instruments are reflected in other income and expense unless they are re-designated as hedges of other transactions. The Company did not recognize any net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the three and nine months ended September 30, 2012 and 2011.
Under the Credit Agreement as defined in Note 9. "Long-Term Obligations", the Company is required to maintain derivative contracts to protect against fluctuations in interest rates with respect to at least 35% of the aggregate principal amount of the Term Loan, as defined in Note 9. "Long-Term Obligations," then outstanding, with such derivative contracts being required to have at least a three-year term. Accordingly, the Company has entered into an interest rate swap (the "Interest Rate Swap") for which the notional amount was originally set at $27 million, with quarterly reduction to the notional amount consistent with the mandatory amortization schedule of the Term Loan. The Interest Rate Swap calls for quarterly fixed rate quarterly payments of 1.70% of the notional amount in exchange for a variable rate quarterly receipts equal to a 3 month LIBOR rate with a floor of 1.50%. The Interest Rate Swap terminates on June 25, 2015.
The Company did not designate the Interest Rate Swap as a hedging instrument and will recognize adjustments to fair value through Interest and other income on the accompanying Condensed Consolidated Statements of Operations at each reporting date. As of September 30, 2012, the fair value of the Interest Rate Swap was $0.1 million.
As of September 30, 2012 and December 31, 2011, the total notional values of the Company's derivative assets and liabilities were as follows (in thousands):
	September 30,	December 31,
	2012	2011
Euro	$17,510	$11,851
Japanese yen	10,619	7,008
British pound	5,043	4,459
Interest rate swap	27,519	-
Total	$60,691	$23,318

Other than the Interest Rate Swap, the Company did not have any derivative assets or liabilities that were not designated or qualifying as hedges as of September 30, 2012. As of December 31, 2011, the Company did not have any derivative assets or liabilities that were not designated or qualifying as hedges.
As a result of the use of derivative instruments, the Company is exposed to the risk that the counterparties may be unable to meet the terms of the underlying agreements. To mitigate this risk, only contracts with carefully selected highly-rated major financial institutions are entered into. In the event of non-performance by these counterparties, the asset position carrying values of the financial instruments represent the maximum amount of loss that can be incurred; however, no losses as a result of counterparty defaults are expected. The Company does not require and is not required to pledge collateral for these financial instruments. The Company does not enter into derivative contracts for trading or speculative purposes and is not party to any leveraged derivative instruments.
The following table shows the Company's derivative assets and liabilities measured at fair value as reflected on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011 (in thousands):
	September 30,	December 31,	Balance Sheet
	2012	2011	Location
Derivative assets:
Foreign exchange contracts	$199	$940	Other current assets
Derivative liabilities:
Foreign exchange contracts	812	217	Accrued expenses
Interest rate swap	74	-	Accrued expenses

The following table shows the effect, net of tax, of the Company's derivative instruments on the accompanying Condensed Consolidated Statements of Operations and OCI for the three and nine months ended September 30, 2012 and 2011 (in thousands):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Derivatives in cash flow hedging relationships:
Net (loss) gain recognized in OCI, net of tax (1)	$(1,204)	$353	(1,472)	303
Net gain reclassified from accumulated OCI into income, net of tax (2)	140	-	837	-
Net gain (loss) recognized in other income and expense (3)	40	(66)	68	(79)
Derivatives not designated as hedging relationships:
Net (loss) gain recognized in other income and expense (4)	(353)	625	(479)	(1,892)
______________________
(1)	Net change in the fair value of the effective portion classified in OCI
(2)	Effective portion classified as revenue
(3)	Ineffective portion and amount excluded from effectiveness testing classified as Interest and other, net
(4)	Classified in Interest and other, net
NOTE 5—STOCKHOLDERS' EQUITY AND SHARE-BASED COMPENSATION EXPENSE
Share-based Compensation Plans
The Company has a share-based compensation program, most recently, the 2000 Amended and Restated Equity Incentive Plan (the "Plan"), that provides the Board of Directors broad discretion in creating equity incentives for employees, officers, directors and consultants. This program includes incentive and non-qualified stock options and non-vested stock awards (also known as restricted stock) granted under various stock plans. As of September 30, 2012, the Company had approximately 5.0 million shares of common stock reserved for future issuance under its share-based compensation plans including 2.0 million shares of common stock authorized for issuance under the Company's 2012 Inducement Plan that was adopted by the Board of Directors in June 2012. New shares are issued as a result of stock option exercises, restricted stock units vesting and restricted stock award grants.
The Company recognized share-based compensation expense as follows (in thousands):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Costs of sales	$403	$267	$1,114	$840
Research and development	307	503	980	1,541
Selling, general and administrative	1,549	1,458	12,763	4,221
Total share-based compensation expense	$2,259	$2,228	$14,857	$6,602
Included in selling, general and administrative share-based compensation expense for the nine months ended September 30, 2012 was $8.3 million related to the acceleration of unvested stock options in connection with the Acquisition.
As of September 30, 2012, $18.4 million of total unrecognized share-based compensation expense related to non-vested awards is expected to be recognized over the respective vesting terms of each award through 2016. The weighted‑average term of the unrecognized share-based compensation expense is 2.8 years.

Stock Options
The fair value of options was estimated at the date of grant using the Black Scholes Merton option pricing model with the following weighted‑average assumptions:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Risk free interest rate	0.6%	1.2%	0.6%	1.8%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	67%	67%	67%	67%
Expected option term (in years)	4.6	4.5	4.6	4.5

The risk free interest rate for periods within the contractual life of the Company's stock options is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term is derived from an analysis of the Company's historical exercise trends over ten years. The expected volatility for the three and nine months ended September 30, 2012 and 2011 is based on a blend of historical and market‑based implied volatility. Using the assumptions above, the weighted‑average grant date fair value of options granted during the three months ended September 30, 2012 and 2011, was $2.11 and $3.31, respectively, and during the nine months ended September 30, 2012 and 2011, was $2.19 and $3.05, respectively.
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
The number of shares underlying the PRSUs that were granted to the executive officer during 2011 totaled 240,000 shares. As of September 30, 2012, performance conditions pertaining to 60,000 shares of the PRSUs, with a grant date fair value of $6.71 per PRSU, were achieved and the fair value of the vested PRSU's is being amortized on a straight-line basis over the remaining service period. The Company expects that an additional 15,000 shares of the PRSUs, with a grant date fair value of $4.63 per PRSU, will vest and the fair value of such PRSU's is being amortized on a straight-line basis over the related service period. The total compensation cost related to PRSUs granted but not yet recognized was approximately $0.1 million as of September 30, 2012.
During July 2012, the Compensation Committee granted certain PRSUs following the acquisition of eBioscience referred to as an Acquisition Performance Share Program (the "Program"). The purpose of the Program is to align key management and senior leadership with stockholders' interests and to retain key employees. The measurement periods for the Program are the twelve month periods ended June 30, 2012 and June 30, 2013, respectively. Members of eBioscience management and other key employees are participating in the Program. Awards granted under the Program are granted in the form of performance shares pursuant to the terms of our Plan. If pre-determined eBioscience specific performance goals are met, shares of stock will be granted to the recipient, vesting one month following the performance period representing the date of certification of achievement, contingent upon the recipient's continued service to the Company.
For the nine months ended September 30, 2012, the Company awarded 911,500 PRSUs under the Program at a grant date fair value of $4.16 per PRSU and expects 100% of the PRSUs will vest. The fair value of the PRSUs is being amortized on a straight-line basis over the related service period. The total compensation cost related to PRSUs granted but not yet recognized was approximately $2.6 million as of September 30, 2012.
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

The price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first day of the offering period or the last day of the purchase period, whichever is lower. The offering periods are twelve months and include two six month purchase periods that result in a look-back for determining the purchase price of up to 12 months. Employees can invest up to 15% of their gross compensation through payroll deductions. In no event would an employee be permitted to purchase more than 750 shares of common stock during any six-month purchase period. The initial offering period commenced in November 2011. As of September 30, 2012, there were 279 participants in the plan and approximately 133,051 shares were issued under the ESPP during the period at a subscription date fair value of $4.23 per share. Included in total share-based compensation cost for the three and nine months ended September 30, 2012 was $0.1 million and $0.5 million, respectively, related to the ESPP.
During the three and nine months ended September 30, 2012, the fair value of shares under the ESPP was estimated using the following assumptions:
Risk free interest rate	0.1%
Expected dividend yield	0.0%
Expected volatility	67%
Expected term (in years)	0.8

NOTE 6—INVENTORIES
At September 30, 2012 and December 31, 2011, inventories consisted of the following (in thousands):
	September 30,	December 31,
	2012	2011
Raw materials	$10,442	$8,635
Work-in-process	40,740	10,554
Finished goods	38,377	23,662
Total	$89,559	$42,851

Short-term portion	$74,891	$42,851
Long-term portion	$14,668	$-

Inventory at September 30, 2012 includes $50.7 million of inventory acquired from eBioscience that includes an adjusted step-up in basis of $29.0 million as discussed in Note 2. "Acquisition." Amortization expense on the fair value step-up during the three and nine months ended September 30, 2012 was $4.5 million and $4.9 million, respectively.
NOTE 7—GOODWILL AND INTANGIBLE ASSETS
The gross carrying amounts and net book values of the Company's definite-lived intangible assets are as follows (in thousands):
	Carrying Value, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted
	December 31,		September 30,	December 31,		September 30,	December 31,	September 30,	Average
	2011	Additions	2012	2011	Additions	2012	2011	2012	Useful Life
Customer relationships	$14,600	$61,752	$76,352	$(9,510)	$(2,979)	$(12,489)	$5,090	$63,863	12 years
Developed technologies	17,653	58,635	76,288	(13,179)	(4,521)	(17,700)	4,474	58,588	12 years
Trademarks and tradenames	2,300	15,510	17,810	(1,126)	(3,503)	(4,629)	1,174	13,181	5 years
Other contractual agreements	-	3,030	3,030	-	(1,047)	(1,047)	-	1,983	2 years
Licenses	79,142	1,928	81,070	(60,355)	(400)	(60,755)	18,787	20,315	Variable
Total definite-lived intangible assets	$113,695	$140,855	$254,550	$(84,170)	$(12,450)	$(96,620)	$29,525	$157,930

The expected future annual amortization expense of the Company's intangible assets is as follows (in thousands):
Amortization
For the Year Ending December 31,	Expense
2012, remainder thereof	$6,419
2013	23,473
2014	20,750
2015	14,609
2016	13,757
Thereafter	78,922
Total	$157,930

The Company recognized goodwill of $157.9 million at the Acquisition Date in connection with the Acquisition. Refer to "Note 2. "Acquisition" for further details. Information in regards to changes in the Company's goodwill at September 30, 2012 is as follows (in thousands):
Balance at December 31, 2011	$-
Additions:
Acquisition of eBioscience	157,929
Effects of foreign currency change	1,491
Balance at September 30, 2012	$159,420

NOTE 8—WARRANTIES
The Company provides for anticipated warranty costs at the time the associated product revenue is recognized. Product warranty costs are estimated based upon the Company's historical experience and the applicable warranty period. The Company periodically reviews the adequacy of its warranty reserve and adjusts, if necessary, the warranty percentage and accrual based on actual experience and estimated costs to be incurred. Information in regards to the changes in the Company's product warranty liability for the nine months ended September 30, 2012 is as follows (in thousands):
Balance at December 31, 2011	$1,500
Additions charged to cost of product sales	335
Repairs and replacements	(469)
Balance at September 30, 2012	$1,366

NOTE 9—LONG-TERM DEBT OBLIGATIONS
Term Loan
On June 25, 2012, the Company entered into a credit agreement (the "Credit Agreement") by, and among, Affymetrix and its domestic subsidiaries, and General Electric Capital Corporation ("GE Capital"), Silicon Valley Bank and other financial institutions party thereto from time to time (collectively, the "Lenders"), as well as certain securities affiliates of the Lenders. The Credit Agreement provides for the Term Loan in an aggregate principal amount of $85.0 million and a revolving credit facility in an aggregate principal amount of $15.0 million (the "Revolving Credit Facility" and, together with the Term Loan, the "Senior Secured Credit Facility"), each with a term of five years. As of September 30, 2012, the Company borrowed a total of $85.0 million under the Term Loan which was used to finance a portion of the Acquisition.

At the option of the Company (subject to certain limitations), borrowings under the Credit Agreement bear interest at either a base rate or at the London Interbank Offered Rate ("LIBOR"), plus, in each case, an applicable margin. Under the Base Rate Option, interest will be at the base rate plus 4.00% per annum, calculated on the basis of the actual number of days elapsed in a year of 365 or 366 days (as applicable) and payable quarterly in arrears. The base rate will be equal to the greatest of (a) the rate last quoted by The Wall Street Journal (or another national publication selected by GE Capital) as the U.S. "Prime Rate," (b) the federal funds rate, plus 0.50% per annum and (c) LIBOR for an interest period of one month, plus 1.00% per annum. However, the base rate will not be less than a floor of 2.50% per annum. Under the LIBOR Option, interest will be determined based on interest periods to be selected by Affymetrix of one, two, three or six months (and, to the extent available to all relevant lenders, nine or 12 months) and will be equal to LIBOR, plus 5.00%, calculated based on the actual number of days elapsed in a 360-day year. However, LIBOR will be deemed not to be less than a floor of 1.50% per annum. Interest will be paid at the end of each interest period or, in the case of interest periods longer than three months, quarterly. During the three months ended September 30, 2012, the Company entered into its Interest Rate Swap as required by the terms of the Credit Agreement with a third-party lending institution. Refer to Note 4. "Financial Instruments–Interest Rate Swap" for further information. At September 30, 2012, the applicable interest rate was approximately 6.50%.
The loans and other obligations under the Senior Secured Credit Facility are (i) guaranteed by substantially all of the Company's domestic subsidiaries (subject to certain exceptions and limitations) and (ii) secured by substantially all of the assets of Affymetrix and each guarantor (subject to certain exceptions and limitations).
The Credit Agreement requires the Company to maintain a fixed charge coverage ratio of at least 1.5 to 1.0, a senior leverage multiple not exceeding initially 2.00 to 1.00 and stepping down to 1.50 to 1.00 and a total leverage multiple not exceeding initially 4.75 to 1.00 and stepping down to 3.50 to 1.00. The Credit Agreement also includes other covenants, including negative covenants that, subject to certain exceptions, limit Affymetrix', and that of certain of its subsidiaries', ability to, among other things: (i) incur additional debt, including guarantees by the Company or its subsidiaries, (ii) make investments, pay dividends on capital stock, redeem or repurchase capital stock, redeem or repurchase the Company's senior convertible notes or any subordinated obligations, (iii) create liens and negative pledges, (iv) make capital expenditures, (v) dispose of assets, (vi) make acquisitions, (vii) create or permit restrictions on the ability of Affymetrix' subsidiaries to pay dividends or make distributions to Affymetrix, (viii) engage in transactions with affiliates, (ix) engage in sale and leaseback transactions, (x) consolidate or merge with or into other companies or sell all or substantially all the Company's assets and (xi) change their nature of business, their organizational documents or their accounting policies. As of September 30, 2012, the Company was in compliance with these covenants.
The Company is required to make the following mandatory prepayments: (a) annual prepayments in an amount equal to 50% of excess cash flow (as defined in the Credit Agreement), subject to a leverage-based stepdown, (b) prepayments in an amount equal to 100% of the net cash proceeds of issuances or incurrences of debt obligations of Affymetrix and its subsidiaries (other than debt incurrences expressly permitted by the Credit Agreement), (c) prepayments in an amount equal to 100% of the net proceeds of asset sales in excess of $2.5 million annually (subject to certain reinvestment rights) and (d) prepayments in an amount equal to any indemnification payments or similar payments received under the Acquisition Agreement, subject to certain exclusions. During the three months ended September 30, 2012, the Company made a payment of $2.1 million.
The Credit Agreement also contains events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-default and cross-acceleration to other indebtedness in excess of specified amounts, monetary judgment defaults in excess of specified amounts, bankruptcy or insolvency, actual or asserted invalidity or impairment of any part of the credit documentation (including the failure of any lien on a material portion of the collateral to remain perfected) and change of ownership or control defaults. In addition, the occurrence of a "fundamental change" under the indenture governing the 4.00% Notes or the indenture governing the Company's 3.50% Notes would be an event of default under the Credit Agreement. As of September 30, 2012, there have been no events of default under the Credit Agreement.
Additionally, the proceeds from the Term Loan are net of debt issuance costs of approximately $4.5 million that are being amortized over the 5-year term of the Senior Secured Credit Facility beginning on June 25, 2012.
As of September 30, 2012, the Company had an outstanding principal balance of $82.9 million and incurred $1.7 million and $1.8 million, respectively, in interest under the Senior Secured Credit Facility for the three and nine months ended September 30, 2012.

The Term Loan will amortize in quarterly installments in amounts resulting in an annual amortization of 10% during the first year, 15% during the second year, 15% during the third year, 20% during the fourth year and 40% during the fifth year after June 25, 2012. The principal amount of unpaid maturities per the Credit Agreement is as follows (in thousands):
2012, remainder thereof	$-
2013	9,563
2014	12,750
2015	13,812
2016	17,000
Thereafter	29,750
Total	$82,875

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
As of September 30, 2012, outstanding balance on the 4.00% Notes was $105.0 million and interest incurred for the three and nine months ended September 30, 2012 was $1.2 million and $1.3 million, respectively.
3.50% Senior Convertible Notes
During the first quarter of 2012, the Company repurchased approximately $91.6 million of aggregate principal amount of its 3.50% Notes in private transactions for total cash consideration of $92.1 million, including accrued interest of $0.5 million. Such notes were purchased at par and accelerated amortization of deferred financing costs of $0.3 million was recognized. Both the Company and the Holders of the remaining $3.9 million aggregate principal amount of 3.50% Notes have the option to settle the notes at a price equal to 100% of the outstanding principal amount plus accrued interest on January 15, 2013. For the three and nine months ended September 30, 2012, interest incurred on the 3.50% Notes was less than $0.1 million and $1.1 million, respectively.
NOTE 10—NET (LOSS) INCOME PER COMMON SHARE
Basic net (loss) income per common share is calculated using the weighted‑average number of common shares outstanding during the period less the weighted‑average shares subject to repurchase. Diluted net (loss) income per common share gives effect to dilutive common stock subject to repurchase, stock options (calculated based on the treasury stock method), shares under the Company's ESPP and convertible debt (calculated using an as-if-converted method). Potentially dilutive securities are excluded from shares used in computing diluted net (loss) income per common share if their effect would be anti-dilutive.

The following table sets forth a reconciliation of basic and diluted net (loss) income per common share (in thousands except per common share amounts):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net (loss) income	$(17,859)	$(9,789)	$1,573	$(13,422)

Shares used in computing basic net (loss) income per common share	70,403	69,719	70,181	70,790
Add effect of dilutive securities:
Employee stock compensation plans	-	-	103	-
Common stock subject to repurchase	-	-	326	-
Shares used in computing diluted net (loss) income per common share	70,403	69,719	70,610	70,790

Basic net (loss) income per common share	$(0.25)	$(0.14)	$0.02	$(0.19)

Diluted net (loss) income per common share	$(0.25)	$(0.14)	$0.02	$(0.19)

The potential dilutive securities excluded from diluted earnings per common share were as follows (in thousands):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Employee stock compensation plans	6,435	6,214	6,331	6,214
Restricted stock subject to repurchase	4,041	1,794	3,724	1,794
Convertible notes	17,985	3,169	7,214	3,169
Total	28,461	11,177	17,269	11,177

NOTE 11—LEGAL PROCEEDINGS
The Company has been in the past, and continues to be, a party to litigation which has consumed, and may continue to consume, substantial financial and managerial resources. The Company could incur substantial costs and divert attention of management and technical personnel in defending against litigation, and any adverse ruling or perception of an adverse ruling could have a material adverse impact on the Company's stock price. The results of any litigation or any other legal proceedings are uncertain and as of the date of this report, the Company has not accrued any liability with respect to any of the litigation matters listed below:
E8 Pharmaceuticals LLC
On July 1, 2008, the Company was named as a defendant in a complaint filed by plaintiffs E8 Pharmaceuticals LLC and Massachusetts Institute of Technology ("MIT") in the United States District Court of Massachusetts. In the complaint, the plaintiffs allege that the Company is infringing one patent owned by MIT and licensed to E8 Pharmaceuticals by making and selling the Company's GeneChip® products to customers and teaching its customers how to use the products. The plaintiffs seek a permanent injunction enjoining the Company from further infringement, unspecified monetary damages, enhanced damages pursuant to 35 U.S.C. §284, costs, attorneys' fees and other relief as the court deems just and proper. On September 4, 2012, the District Court issued its ruling construing key claims of the patent at issue. The parties thereafter stipulated to the dismissal of plaintiffs' claims and the Company's counterclaims, and on September 21, 2012, the District Court dismissed the lawsuit in its entirety. On September 26, 2012, the plaintiffs filed an appeal with the United States Court of Appeals for the Federal Circuit. The Company will continue to vigorously defend against the plaintiffs' claims.

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
Life Technologies Litigation
On October 12, 2010, Life Technologies Corporation filed a complaint against eBioscience in the United States District Court for the Southern District of California, alleging that eBioscience is infringing U.S. Patent Nos. 6,423,551, 6,699,723, and 6,927,069 related to certain eBioscience products. The plaintiff seeks a preliminary and permanent injunction enjoining eBioscience from further infringement and unspecified monetary damages. On August 30, 2012, Life Technologies Corporation filed a second complaint against eBioscience in the United States District Court for the Southern District of California, alleging that eBioscience is infringing U.S. Patent Nos. 8,071,359, 8,071,360, and 8,071,361, related to certain eBioscience products. The plaintiff seeks a preliminary and permanent injunction enjoining eBioscience from further infringement and further unspecified monetary damages. The Company is vigorously defending against these claims. Pursuant to the Acquisition Agreement, eBioscience security holders shall, subject to certain limitations, indemnify the Company against damages arising out of or resulting from the claims.
Administrative Proceedings
The Company's intellectual property is subject to a number of significant administrative actions. These proceedings could result in the Company's patent protection being significantly modified or reduced, and the incurrence of significant costs and the consumption of substantial managerial resources. For the nine months ended September 30, 2012, the Company did not incur significant costs in connection with administrative proceedings.
NOTE 12—INCOME TAXES
During the three and nine months ended September 30, 2012, the Company recognized an income tax benefit of $0.2 million and $37.3 million, respectively. The income tax benefit results primarily from a reduction in the valuation allowance recorded against the Company's net deferred tax assets of $37.5 million recorded during the second quarter of 2012, due to deferred tax liabilities recognized for the difference between the fair value and carrying basis of certain tangible and intangible assets obtained as part of the Acquisition, which can be used as a source of income to support realization of certain domestic deferred tax assets.

Deferred tax liabilities recognized for the difference between the fair value and carrying basis of certain tangible and intangible assets obtained as part of the Acquisition can be used as a source of income when utilizing certain domestic deferred tax assets. The aforementioned purchase accounting adjustments that reduced certain tangible and intangible assets and reduced the related deferred tax liabilities discussed in Note 2. "Acquisition" resulted in an increase in the valuation allowance recorded against the Company's consolidated net deferred tax assets. Under Accounting Standards Codification ("ASC") 805-740, changes in an acquirer's valuation allowances that stem from a business combination should be recognized as an element of the acquirer's deferred income tax expense (benefit) in the reporting period that includes the business combination. As a result of the retrospective purchase accounting and related income tax valuation adjustments from the Acquisition, the Company recast its income tax benefit for the second quarter of 2012, lowering it by $7.2 million from net $44.3 million with a corresponding increase in valuation allowance.
For the nine months ended September 30, 2012, this income tax benefit was partially offset by an income tax provision of $0.2 million, respectively, which primarily consists of a provision for foreign taxes.
Due to the Company's history of cumulative operating losses, management concluded that, after considering all the available objective evidence, it is not more likely than not that all the Company's net deferred tax assets will be realized. Accordingly, all of the U.S. net deferred tax assets continue to be subject to a valuation allowance as of September 30, 2012.
As of September 30, 2012, excluding acquired unrecognized tax benefits of $2.1 million as a result of the Acquisition, there have been no material changes to the total amount of unrecognized tax benefits as compared to December 31, 2011.
NOTE 13—RELATED PARTY TRANSACTIONS
In December 2011, the Company entered into an agreement under which it assigned one patent application and related know-how to Cellular Research, Inc. ("Cellular Research"), a company founded by the Company's Chairman, Dr. Stephen P.A. Fodor. Dr. Fodor also owns a majority of the shares of Cellular Research. Pursuant to the agreement, Cellular Research shall pay single digit royalties to Affymetrix on sales of products covered by the assigned technology, and starting in December 2015, an annual minimum fee of $100,000. Affymetrix shall also have a right of first refusal to collaborate with Cellular Research for the development of certain new products and to supply arrays to Cellular Research under certain terms and conditions. As of September 30, 2012, no royalties had been earned pertaining to this agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management's Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 should be read in conjunction with our financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q and with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011.
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
OVERVIEW
We develop, manufacture and sell products and services for genetic analysis to the life science research and clinical healthcare markets. Researchers around the world use our technology to better understand the role that genes play in disease, the effectiveness and safety of therapies and many other biological factors that affect human well-being. We sell our products to some of the world's largest pharmaceutical, diagnostic and biotechnology companies, as well as leading academic, government and not-for-profit research institutions and almost 26,000 peer-reviewed papers have been published based on work using our products. Including eBioscience, we have about 1,200 employees worldwide and maintain sales and distribution operations across the United States, Europe, Asia and Latin America.
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
Acquisition of eBioscience Holding Company, Inc.
On June 25, 2012, we completed our acquisition of eBioscience Holding Company, Inc. ("eBioscience"), a privately-held company based in San Diego, California engaged in the development, manufacture and sale of flow cytometry and immunoassay reagents for immunology and oncology research and diagnostics (the "Acquisition") pursuant to an Amended and Restated Agreement and Plan of Merger dated May 3, 2012 (the "Acquisition Agreement").
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
The Acquisition purchase price was adjusted to a total of $314.9 million, reflecting a decrease of $0.2 million arising from a working capital adjustment recorded in the three months ended September 30, 2012, plus $17.5 million in other fees and expenses incurred since the transaction began, including $8.5 million of underwriting and financing fees, and was financed through a combination of cash on hand, the liquidation of available-for-sale securities, proceeds from a term loan (the "Term Loan") of aggregate principal amount of $85.0 million provided under our Senior Secured Credit Facility (the "Senior Secured Credit Facility") and the issuance of $105.0 million principal amount of our 4.00% Convertible Senior Notes due 2019 (the "4.00% Notes").

Overview of the Third Quarter of 2012
In the third quarter of 2012, we reported $79.6 million in revenue, including $17.6 million from eBioscience, as compared to $64.0 million in the third quarter of 2011. We reported net loss of approximately $17.9 million, or $0.25 per diluted share, in the third quarter of 2012 compared to a net loss of $9.8 million, or $0.14 per diluted share, in the same period of 2011, primarily due to a tightening academic funding environment worldwide, which negatively affected our revenue, as well as expenses related to the Acquisition, including interest expense of $2.9 million paid on the Term Loan and 4.00% Notes, release of inventory step-up of $4.5 million, amortization expense of $5.0 million on acquired intangible assets, non-recurring integration costs of $1.6 million and other Acquisition-related costs of $0.3 million. In addition, the third quarter of 2012 included a $4.0 million impairment charge on property held for sale.
Our primary goal is to expand our revenue base by entering new markets, growing our customer base and successfully commercializing our established and acquired technologies, including from eBioscience. We continue shifting our focus to the validation, translational and routine testing markets which we believe are currently expanding at a higher compound annual growth rate than the discovery and exploration markets and will provide opportunities for more recurring revenue growth in the future. We seek to expand our product line with new products that combine automated instrumentation, powerful new biological assays, and new array designs and content.
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
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. For a description of accounting changes and recent accounting standards, including the expected dates of adoption and estimated effects, if any, refer to Note 1. "Summary of Significant Accounting Policies" in the Notes to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q. Except as otherwise noted above, during the three and nine months ended September 30, 2012, there have been no significant changes in our critical accounting policies and estimates compared to the disclosures in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011.
RESULTS OF OPERATIONS
The following discussion compares the historical results of operations for the three and nine months ended September 30, 2012 and 2011.
REVENUE
The components of revenue are as follows:
Dollars in thousands	Three Months Ended		Dollar	Percentage	Nine Months Ended		Dollar	Percentage
	September 30,		change	change	September 30,		change	change
	2012	2011	from 2011	from 2011	2012	2011	from 2011	from 2011
Consumables	$68,039	$52,930	$15,109	29%	$176,518	$170,131	$6,387	4%
Instruments	4,646	4,071	575	14	13,163	12,477	686	5
Product sales	72,685	57,001	15,684	28	189,681	182,608	7,073	4
Services and other revenue	6,939	6,986	(47)	(1)	21,593	19,762	1,831	9
Total revenue	$79,624	$63,987	15,637	24%	$211,274	$202,370	8,904	4%

Excluding third quarter revenue from eBioscience of $17.6 million, total product sales decreased $1.9 million in the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 primarily due to lower overall chip sales volumes, partially offset by an increase in instrument revenue.
Excluding year-to-date revenue from eBioscience of $19.0 million, total product sales decreased $11.9 million in the nine months ended September 30, 2012 as compared to the same period in 2011 primarily due to decreased consumable sales resulting from lower overall chip and reagent sales volumes.
Services and other revenue remained flat for the three months ended September 30, 2012 as compared to the same period in 2011. For the nine months ended September 30, 2012, services and other revenue was higher primarily due to higher scientific services revenue and a one-time royalty payment of $0.8 million that was received in the second quarter of 2012.
The following table summarizes revenue by business unit:
Dollars in thousands	Three Months Ended		Dollar	Percentage	Nine Months Ended		Dollar	Percentage
	September 30,		change	change	September 30,		change	change
	2012	2011	from 2011	from 2011	2012	2011	from 2011	from 2011
Expression	$27,343	$30,769	$(3,426)	(11%)	$89,465	$103,647	$(14,182)	(14%)
Genetic analysis and clinical applications	21,210	18,314	2,896	16	60,181	53,796	6,385	12
Life science reagents	8,098	8,355	(257)	(3)	24,297	25,896	(1,599)	(6)
eBioscience	17,578	-	17,578	100	18,953	-	18,953	100
Corporate	5,395	6,549	(1,154)	(18)	18,378	19,031	(653)	(3)
Total product sales	$79,624	$63,987	$15,637	24%	$211,274	$202,370	$8,904	4%

Percentage of revenue	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Expression	34%	48%	42%	51%
Genetic analysis and clinical applications	27	29	28	27
Life science reagents	10	13	12	13
eBioscience	22	-	9	-
Corporate	7	10	9	9
Total product sales	100%	100%	100%	100%

Expression  During the three months ended September 30, 2012, Expression revenue decreased by $3.4 million primarily due to a decline in Genechip revenue of $4.2 million, which was driven by a lower volume of sales on our in vitro transcription (IVT) arrays and lower average selling price on our miRNA arrays. The decline in Expression revenue was partially offset by higher instrument revenue of $0.6 million.
The decrease of $14.2 million in Expression revenue for the nine months ended September 30, 2012 also was primarily due to the lower volume of sales of our IVT arrays. Additionally, revenue from Expression instruments declined by $1.0 million due to lower average selling price. These decreases were partially offset by higher revenue of $1.1 million reported on our QuantiGene line products.
Genetic Analysis and Clinical Applications  Genetic Analysis and Clinical Applications revenue increased for the three months ended September 30, 2012 as compared to the same period in 2011, primarily due to $4.1 million and $3.5 million increases in revenue on our CytoGenetics and Axiom products, respectively, partially offset by a decline in sales of our SNP 6.0 arrays of $2.6 million. Revenue from clinical applications as a percentage of Genetic Analysis and Clinical Applications continued to increase.
For the nine months ended September 30, 2012, revenue also increased over the prior year period primarily due to increased revenue from our Cytogenetics and Axiom products of $16.2 million and $2.8 million, respectively, as well as higher instrument sales of $2.0 million, partially offset by a decline in sales of our SNP 6.0 arrays of $9.8 million.

Life Science Reagents  For the three and nine months ended September 30, 2012, Life Science Reagents revenue decreased due to lower volume of sales.
Corporate Corporate revenue decreased during the three months ended September 30, 2012, driven primarily by lower royalty revenue.
For the nine months ended September 30, 2012, Corporate revenue decreased by $0.7 million due to lower royalty revenue during the third quarter, partially offset by a one-time royalty payment of $0.8 million received during the second quarter of 2012 and a net realized gain of $0.8 million from designated cash flow hedges.
GROSS MARGIN
Dollars in thousands	Three Months Ended		Dollar/Point	Nine Months Ended		Dollar/Point
	September 30,		change from	September 30,		change from
	2012	2011	2011	2012	2011	2011
Total gross margin on product sales	$38,706	$32,354	$6,352	$107,774	$111,695	$(3,921)
Total gross margin on services and other revenue	2,980	3,985	(1,005)	10,536	10,135	401

Product gross margin as a percentage of products sales	53%	57%	(4)	57%	61%	(4)

Service and other revenue gross margin as a percentage of services and other revenue	43%	57%	(14)	49%	51%	(2)

Product gross margin increased during the three months ended September 30, 2012 as compared to 2011 was primarily due to the addition of eBioscience results that included a $4.5 million release of inventory step-up. The increase was offset by lower volume of sales and shift in mix to lower margin products. The decrease in product gross margin of $3.9 million for the nine months ended September 30, 2012 as compared to the same period in 2011 is primarily due to lower volume of sales and product mix. The decrease was partially offset by lower excess and obsolescence costs for products with finite lives and favorable cost absorption.
Service and other gross margin decreased during the three months ended September 30, 2012 as compared to the same period in 2011 primarily due to lower revenue from royalties, which have a 100% margin. This decrease was partially offset by higher scientific services activity. For the nine months ended September 30, 2012, services and gross margin was higher primarily due to increased scientific service activity, partially offset by lower revenue from royalties.
RESEARCH AND DEVELOPMENT EXPENSES

Dollars in thousands	Three Months Ended		Dollar	Percentage	Nine Months Ended		Dollar	Percentage
	September 30,		change	change	September 30,		change	change
	2012	2011	from 2011	from 2011	2012	2011	from 2011	from 2011
Research and development	$16,498	$15,328	$1,170	8%	$43,417	$46,894	$(3,477)	(7%)

The increase in research and development expenses for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 was due primarily to the addition of eBioscience, increased costs on supplies of $1.8 million and consulting and purchased services of $0.9 million, related to clinical trials during the quarter. This increase was partially offset by savings in headcount-related costs of $1.7 million.
For the nine months ended September 30, 2012, research and development expenses excluding eBioscience expenses were lower as compared to the same period in 2011 primarily due to savings in headcount-related expenses of $4.8 million and variable compensation costs of $0.7 million. These decreases were partially offset by increases in spending on supplies related to various projects of $2.2 million and consulting and purchased services of $1.4 million, all related to clinical trials.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Dollars in thousands	Three Months Ended		Dollar	Percentage	Nine Months Ended		Dollar	Percentage
	September 30,		change	change	September 30,		change	change
	2012	2011	from 2011	from 2011	2012	2011	from 2011	from 2011
Selling, general and administrative	$36,302	$26,915	$9,387	35%	$104,752	$80,802	$23,950	30%

The increase in selling, general and administrative expenses in the three and nine months ended September 30, 2012 as compared to the same period in 2011 was primarily due to the addition of eBioscience and expenses related to the Acquisition and subsequent integration activity: Acquisitions and integration costs were $1.9 million and $7.6 million, respectively. Amortization charges increased $2.5 million and $2.7 million, respectively, as a result of intangible assets acquired from eBioscience. An $8.3 million share-based compensation charge was recorded at the Acquisition Date due to the acceleration of the eBioscience stock options during the second quarter of 2012.
These increases were partially offset by net reduced spending on facilities costs and lower depreciation costs of $2.9 million and $4.0 million, respectively, primarily as a result of our plant consolidation activities with respect to our Oakmead facilities in 2011.
INTEREST INCOME AND OTHER, NET

Dollars in thousands	Three Months Ended		Dollar	Percentage	Nine Months Ended		Dollar	Percentage
	September 30,		change	change	September 30,		change	change
	2012	2011	from 2011	from 2011	2012	2011	from 2011	from 2011
Interest income	$26	$704	$(678)	(96%)	$605	$1,981	$(1,376)	(69%)
Realized (loss) income on equity investments, net	(33)	(704)	671	95	489	(1,776)	2,265	128
Currency income (loss), net	76	(113)	189	167	(994)	(1,892)	898	47
Other	(4,002)	(2,041)	(1,961)	(96)	(1,731)	(1,862)	131	7
Total interest income and other, net	$(3,933)	$(2,154)	$(1,779)	83%	$(1,631)	$(3,549)	$1,918	54%

he decrease in interest income and other, net in the three months ended September 30, 2012 as compared to the same period in 2011 was primarily due to an impairment charge of $4.0 million recognized on our West Sacramento facility during the third quarter of 2012, as compared to a note receivable for $2.2 million that was fully reserved during the third quarter of 2011. Interest income decreased as compared to 2011 as a result of the sale of most of our available-for-sale securities during the eBioscience acquisition while realized losses on sales of equity investments also decreased due to an other-than-temporary impairment that was recognized on our available-for-sale securities of $0.7 million in 2011.
During the nine months ended September 30, 2012, interest income and other, net increased primarily due to the receipt of $2.2 million for the notes receivable that was previously fully reserved and the gain on sale of available-for-sale securities described above, as well as an expense of $1.2 million that was recorded during the first quarter of 2011 related to our non-marketable investment in a limited partnership fund whereas no such charge was recognized in 2012. In addition, currency losses decreased by $0.9 million primarily due to the strengthening of the U.S. dollar against other foreign currencies and the net results of our hedging activities. These increases were partially offset by a decrease in interest income of $1.4 million due to the sale of available-for-sale securities described above.
We continue to monitor the liquidity and financing activities of strategic non-marketable investments to determine if any impairment exists. It is uncertain whether or not we will realize any long-term benefits associated with these strategic investments.

INTEREST EXPENSE
Dollars in thousands	Three Months Ended		Dollar	Percentage	Nine Months Ended		Dollar	Percentage
	September 30,		change	change	September 30,		change	change
	2012	2011	from 2011	from 2011	2012	2011	from 2011	from 2011
Interest expense	$2,993	$991	$2,002	202%	$4,191	$2,866	$1,325	46%

Interest expense increased during the three and nine months ended September 30, 2012 as compared to the same periods in 2011 due to the interest costs on the debt obligations incurred in connection with the Acquisition. This was partially offset by the sale of repurchase of $91.6 million in aggregate principal amount of our 3.50% Notes in the first quarter of 2012.
INCOME TAX PROVISION
Dollars in thousands	Three Months Ended		Dollar	Percentage	Nine Months Ended		Dollar	Percentage
	September 30,		change	change	September 30,		change	change
	2012	2011	from 2011	from 2011	2012	2011	from 2011	from 2011
Income tax provision	$(181)	$740	$(921)	(124%)	$(37,254)	$1,141	$(38,395)	(3,365%)

During the three and nine months ended September 30, 2012, we recognized an income tax benefit of $0.1 million and $37.3 million, respectively. The income tax benefit results primarily from a reduction in the valuation allowance recorded against our net deferred tax assets of $37.5 million recorded during the second quarter of 2012, due to deferred tax liabilities recognized for the difference between the fair value and carrying basis of certain tangible and intangible assets obtained in the Acquisition, which can be used as a source of income to support realization of certain domestic deferred tax assets. As a result of retrospective purchase accounting and related income tax valuation adjustments from the Acquisition, we recast our income tax benefit for the second quarter of 2012, lowering it by $7.2 million from net $44.3 million with a corresponding increase in valuation allowance. Refer to Note 12. "Income Taxes" for further information.
For the nine months ended September 30, 2012, this income tax benefit was partially offset by an income tax provision of $0.2 million, respectively, which primarily consists of a provision for foreign taxes.
Due to our history of cumulative operating losses, management concluded that, after considering all the available objective evidence, it is not more likely than not that all of our net deferred tax assets will be realized. Accordingly, all of our U.S. net deferred tax assets continue to be subject to a valuation allowance as of September 30, 2012.
As of September 30, 2012, excluding acquired unrecognized tax benefits of $2.1 million as a result of the Acquisition, there have been no material changes to the total amount of unrecognized tax benefits as compared to December 31, 2011.
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

As of September 30, 2012, we had cash, cash equivalents, and available-for-sale securities of approximately $39.6 million. We also have access, subject to compliance with certain covenants, to an additional $15.0 million revolving credit facility, provided under our Senior Secured Credit Facility. We anticipate that our existing capital resources along with the cash to be generated from operations will enable us to maintain currently planned operations, debt repayments or convertible notes repurchases, and capital expenditures for the foreseeable future. These expectations are based on our current operating and financing plans, which are subject to change, and therefore we could require further funding. Factors that may cause us to require additional funding may include, but are not limited to: financing arrangements that we may enter into in connection with future acquisitions; a decline in cash generated by sales of our products and services; our ability to maintain existing collaborative and customer arrangements and establish and maintain new collaboration and customer arrangements; the progress of our research and development programs; initiation or expansion of research programs and collaborations; the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; the effectiveness of product commercialization activities and arrangements; the purchase of patent licenses; and other factors.
On June 25, 2012, we completed our acquisition of eBioscience for approximately $307.8 million, representing the purchase price of $314.9 million less $7.1 million cash transferred from eBioscience. The Acquisition was financed through a combination of cash on hand, the liquidation of available-for-sale securities, the proceeds, net of debt issuance costs, from our Term Loan of $80.5 million provided under our Senior Secured Credit Facility and the proceeds from the issuance, net of underwriting fees, of our 4.00% Notes of $101.1 million. During the nine months ended September 30, 2012, we made $5.4 million of cash payments for legal, advisory and other costs related to the Acquisition. Refer to Note 9. "Long-Term Debt Obligations" for further details regarding the Term Loan, our Senior Secured Credit Facility and the 4.00% Notes.
From time to time, we may seek to retire, repurchase or exchange common stock or convertible notes in open market purchases, privately negotiated transactions dependent on market conditions, liquidity, and contractual obligations and other factors. We did not retire, repurchase or exchange any of our common stock during the three and nine months ended September 30, 2012. During the first quarter of 2012, we repurchased approximately $91.6 million of aggregate principal amount of our 3.50% Notes at par plus accrued and unpaid interest for total cash consideration of $92.1 million, including accrued interest of $0.5 million. Affymetrix and the Holders of the remaining $3.9 million aggregate principal amount of 3.50% Notes have the option to settle the notes at a price equal to 100% of the outstanding principal amount plus accrued interest on January 15, 2013.
Cashflow (in thousands)
	Nine Months Ended
	September 30,
	2012	2011
Net cash provided by operating activities	$1,979	$33,614
Net cash used in investing activities	(263,174)	(36,297)
Net cash provided by (used in) financing activities	87,954	(653)
Effect of foreign currency translation on cash and cash equivalents	330	243
Net decrease in cash and cash equivalents	$(172,911)	$(3,093)

Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2012 was comprised of net income of $1.6 million, non-cash charges of $16.3 million and a decrease in operating assets of $15.9 million. Adjustments for non-cash expenses include depreciation and amortization expense of $25.3 million, share-based compensation expense of $14.9 million that includes a non-recurring share-based compensation expense of $8.3 million related to the accelerated vesting of eBioscience stock options, and an income tax benefit of $34.0 million that includes the release of valuation allowance of $37.5 million related to the Acquisition. Cash used in Accounts payable and accrued liabilities include certain non-recurring activity relating to the Acquisition, including $9.7 million cash payments for legal, advisory and other costs related to the Acquisition.

Investing Activities
During the second quarter of 2012, we completed our acquisition of eBioscience for $307.8 million, representing a purchase price of $314.9 million less $7.1 million cash transferred from eBioscience. The Acquisition was partially funded through the proceeds from sales of available-for-sale securities of $52.0 million. Other investing activities for the nine months ended September 30, 2012 included capital expenditures of $6.5 million and purchases of technology rights of $2.3 million. We monitor the level of cash and cash equivalents as compared to available-for-sale securities to manage the return on funds. Management of our portfolio and sale of securities for purposes of funding the Acquisition resulted in net sales of available-for-sale securities during the nine months ended of 2012.
Financing Activities
To fund the Acquisition, we obtained a Term Loan of an aggregate principal amount of $85.0 million provided under our Senior Secured Credit Facility and issued $105.0 million in principal amount of our 4.00% Notes. Proceeds net of debt issuance costs from our Term Loan were $80.5 million and proceeds net of underwriting fees from the issuance of our 4.00% Notes were $101.1 million. The Term Loan is subject to certain financing and operating covenants and amortizes over a 5 year period. Refer to Note 9. "Long-Term Debt Obligations" in this Quarterly Report on Form 10-Q for further details, regarding the Term Loan, our Senior Secured Credit Facility and our 4.00% Notes. In addition to certain mandatory payments, from time to time, we also may make early payments on the outstanding principal amount of our Term Loan. As of September 30, 2012, we made a payment of $2.1 million.
During the first quarter of 2012, we completed the repurchase of approximately $91.6 million in aggregate principal amount of the 3.50% Notes and paid to the holders of the 3.50% Notes aggregate consideration of $92.1 million, including accrued interest of $0.5 million.
Other financing activities generally consist of stock option exercise activity under our employee stock plan. Cash used in the issuance of stock under our employee stock plan, net of treasury shares withheld for taxes, was $0.1 million for the nine months ended September 30, 2012.
OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS
As of September 30, 2012, we had no off-balance sheet arrangements. Other than the debt obligations related to the Acquisition disclosed in Note 9. "Long-Term Debt Obligations" and the repurchase of $91.6 million of aggregate principal amount of our 3.50% Notes during the first quarter of 2012, there have been no significant changes to our aggregate contractual obligations as compared to the disclosures in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Rate Risk
We derive a portion of our revenues in foreign currencies, predominantly in Europe and Japan. In addition, a portion of our assets are held in nonfunctional currencies of our subsidiaries. We use currency forward contracts to manage a portion of the currency exposures created from our activities denominated in foreign currencies. Our hedging program is designed to reduce, but does not entirely eliminate, the impact of currency exchange rate movements. See Note 2. "Summary of Significant Accounting Policies – Derivative Instruments" in the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2011 for further information.

Interest Rate Risk
In addition to our market risk discloses in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011, we also face interest rate risk relating to the increase or decrease in the amount of interest we must pay on our outstanding debt instruments. On June 25, 2012, we entered into a Senior Secured Credit Facility, which provides for a Term Loan and revolving credit facility. As further explained in Note 9. "Long-Term Debt Obligations," outstanding borrowings under the Senior Secured Credit Facility bear interest at variable interest rates and therefore the interest we pay will fluctuate as changes occur in certain benchmark interest rates. As of September 30, 2012, we had borrowed a total of $85.0 million under the Term Loan provided under the Senior Secured Credit Facility. Under the Credit Agreement, we are required to maintain derivative contracts to protect against fluctuations in interest rates with respect to at least 35% of the aggregate principal amount of the Term Loan then outstanding and such derivative contracts shall provide for not less than a three year term. Accordingly, we entered into an interest rate swap (the "Interest Rate Swap") for which the notional amount was originally set at $27 million, with quarterly reduction to the notional amount consistent with the mandatory amortization schedule of the Term Loan. The Interest Rate Swap calls for quarterly fixed rate payments of 1.70% of the notional amount in exchange for a variable rate receipts equal to a 3-month LIBOR rate with a floor of 1.50%. The Interest Rate Swap terminates on June 25, 2015. We do not believe a hypothetical 10% increase in interest rates as of September 30, 2012 would have had a material impact on our interest expense.
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
We funded the Acquisition, in part, by incurring a substantial amount of indebtedness from the Term Loan provided under our Senior Secured Credit Facility and issuance of the 4.00% Notes. Refer to Note 9. "Long Term Debt Obligations" in this Quarterly Report on Form 10-Q for further information regarding the Term Loan, the Senior Secured Credit Facility and the 4.00% Notes.
This substantial amount of indebtedness could materially adversely affect us, including by decreasing our business flexibility and increasing our borrowing costs. The indebtedness we incurred in connection with the Acquisition is expected to significantly increase our interest expense, leverage and debt service requirements. The increased levels of indebtedness may reduce funds available for investment in product development, sales and marketing activities as well as capital expenditures. The increase in our borrowing costs may create competitive disadvantages for us relative to other companies with lower debt levels. In addition, the agreements governing the Senior Secured Credit Facility contain restrictive covenants imposing operating and financial restrictions on us, including restrictions that may limit our ability to finance future operations or capital needs or to engage in other business activities. See the risk factor below entitled "We may not be able to finance future needs or adapt our business plan to changes because of restrictions placed on us by our Senior Secured Credit Facility and future instruments governing our indebtedness."
In addition, our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
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
eBioscience competes in the life science research market with companies such as Becton, Dickinson and Company, Abcam plc, Life Technologies Corporation and Beckman Coulter. Through eBioscience, we are currently involved in litigation with Life Technologies Corporation, a competitor,over alleged infringement by eBioscience of its intellectual property rights. See "—Risks Related to Our Intellectual Property—Litigation or other proceedings or third-party claims of intellectual property infringement could require us to spend significant time and money and could prevent us from selling our products or services or impact our stock price." Further, with respect to our eBioscience business unit, a number of competitors employ bundled arrangements in which customers pay for consumable products (such as reagent test kits), services and the related instruments under a single arrangement, including arrangements where the customer commits to purchase a minimum volume of consumable products annually. Since we do not currently produce instruments for this market, and bundled arrangements can allow competitors to offer lower prices for competing products, customer demand for these bundled arrangements could lead to loss of market share or force us to supply products at a discount.
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
Prior to 2002, we incurred losses each year since our inception, and we reported losses in 2006 and from 2008 through 2011. As a result, we had an accumulated deficit of approximately $477.1 million as of September 30, 2012. Our ability to achieve sustained profitability will depend, in part, on the rate of growth, if any, of our revenue and on the level of our expenses. In 2011 and through the nine months ended September 30, 2012, our business was affected by a drop in the volume of sales and consumables to our academic and pharmaceutical customers, particularly in North America, which led to a decrease in revenue as compared to the same prior-year period. There can be no assurance that our revenue will not continue to decrease in future periods. We expect to continue incurring significant expenses related to research and development, sales and marketing efforts to commercialize our products, litigation and non-cash stock based compensation, and we expect to continue to experience fluctuations in our operating results. If our revenue grows more slowly than we anticipate, or if our operating expenses are above what we expect or cannot be reduced in the event of lower revenue, we may not become profitable on a sustained basis, or at all.
If we do not attract and retain key employees, our business could be impaired.
To be successful, we must attract and retain qualified scientific, engineering, manufacturing, sales, marketing and management personnel. To expand our research, product development and sales efforts we need additional people skilled in areas such as bioinformatics, organic chemistry, information services, regulatory affairs, manufacturing, sales, marketing and technical support. Competition for these people is intense, and our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating existing employees. For example, our stock price has been volatile in recent years, resulting in a significant number of stock options granted to our employees having a strike price that is higher than the current trading price of our common stock. In addition, following the Acquisition, in order to retain and incentivize key eBioscience employee as we integrate the business, we granted certain employees PRSUs as further described in Note 5. "Stockholders' Equity and Share-Based Compensation Expense"; we cannot be assured that these equity awards will be successful in retaining and incentivizing such employees. If we are unable to hire, train and retain a sufficient number of qualified employees, we will not be able to expand our business or our business could be adversely affected.
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
Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. While as of the date of this filing we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or investments since September 30, 2012, any significant deterioration in conditions of the global credit and financial markets may negatively impact our current portfolio of cash equivalents or investments or our ability to meet our financing objectives. Other-than-temporary declines in the market price and valuation of any of our investments would require us to adjust the carrying value of the investment through an impairment charge.
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
Maintaining a strong patent position is critical to our business. Patent law relating to the scope of claims in the technology fields in which we operate is uncertain, so we cannot be assured the patent rights we have or may obtain will be valuable. Others have filed, and in the future are likely to file, patent applications that are similar or identical to ours or those of our licensors. To determine the priority of inventions, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office that could result in substantial costs in legal fees and could substantially affect the scope of our patent protection. We cannot be assured our patent applications will have priority over those filed by others. Also, our intellectual property may be subject to significant administrative and litigation proceedings. In addition, we may acquire businesses, which may not have developed or maintained a similarly robust patent position. For example, our eBioscience business unit does not have a patent portfolio at the current time, so we must rely on non-patent rights, including third-party licenses, that relate to such business operations.
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
Through our acquisition of eBioscience, we are also engaged in litigation with Life Technologies Corporation, a competitor. The suit alleges that eBioscience has infringed certain of its patents and seeking a permanent injunction enjoining eBioscience from further infringement, unspecified money damages, attorneys' fee and other relief. Although the Acquisition Agreement provides that we shall be indemnified for certain damages associated with such litigation, we cannot assure you that such indemnification will be available or adequate to cover any losses we incur associated with the litigation following the closing of the Acquisition.

Risks Related to Our Common Stock
The price of our common stock historically has been volatile. This volatility may affect the price at which you could sell the common stock you receive upon conversion, and the sale of substantial amounts of our common stock could adversely affect the price of our common stock.
The market price for our common stock has varied between a high of $5.95 on October 28, 2011, and a low of $3.60 on August 23, 2012 in the twelve-month period ending on September 30, 2012. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including those listed in this "Risk Factors" section and other, unknown factors. Our stock price also may be affected by comments by securities analysts regarding our business or prospects, our issuance of common stock or other equity securities, our inability to meet analysts' expectations, general fluctuations in the stock market or in the stock prices of our industry peers or our customers and general conditions and publicity regarding the genomics, biotechnology, pharmaceutical or life science industries. This volatility may affect the price at which you could sell the common stock you receive upon conversion of your notes.
In addition, the sale of substantial amounts of our common stock could adversely impact its price. As of September 30, 2012, we had outstanding approximately 70.7 million shares of our common stock and options to purchase approximately 6.3 million shares of our common stock (of which approximately 3.1 million were exercisable as of that date). We also had outstanding approximately 4.0 million shares underlying restricted stock awards and restricted stock units as of September 30, 2012. As of September 30, 2012, we also had outstanding $82.9 million aggregate principal amount of our 4.00% Notes and $3.9 million aggregate principal amount of our 3.50% Notes, which are convertible into shares of our common stock. We have reserved a total of approximately 18 million shares of our common stock to satisfy the settlement obligations of such notes. The sale or the availability for sale of a large number of shares of our common stock in the public market could cause the price of our common stock to decline.
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
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS
Exhibit Number	Description of Document

10.42(1)‡	2012 Inducement Plan
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
EX-101.INS	XBRL Instance Document(2)
EX-101.SCH	XBRL Taxonomy Extension Schema Document(2)
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(2)
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(2)
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document(2)
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(2)

(1)            Incorporated by reference to Registrant's Registration Statement on Form S-8 as filed on June 29, 2012 (File No. 333-182456)
(2)            Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
‡ Management contract, compensatory plan, contract or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
	By:	/s/ TIMOTHY C. BARABE
	Name:	Timothy C. Barabe
	Title:	Executive Vice President and Chief Financial Officer

November 6, 2012

Duly Authorized Officer and Principal Financial
And Accounting Officer