Form 10-Q
period 2013-03-31
AFFYMETRIX INC
filed 2013-05-01
CIK 913077

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
COMMON SHARES OUTSTANDING ON APRIL 25, 2013: 71,098,356

AFFYMETRIX, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AFFYMETRIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2013	2012
	(Unaudited)	(See Note 1)
ASSETS:
Current assets:
Cash and cash equivalents	$37,496	$25,671
Restricted cash	690	699
Available-for-sale securities—short-term portion	-	9,366
Accounts receivable, net	52,111	53,893
Inventories—short-term portion	74,196	72,691
Deferred tax assets—short-term portion	317	359
Prepaid expenses and other current assets	10,076	10,126
Total current assets	174,886	172,805
Property and equipment, net	25,868	28,663
Inventories—long-term portion	8,876	11,772
Goodwill	158,338	159,736
Intangible assets, net	145,785	152,718
Deferred tax assets—long-term portion	1,916	3,394
Other long-term assets	13,707	15,206
Total assets	$529,376	$544,294

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable and accrued liabilities	$49,019	$50,355
Convertible notes—short-term portion	-	3,855
Term loan—short-term portion	12,750	12,713
Deferred revenue—short-term portion	18,911	8,498
Total current liabilities	80,680	75,421
Deferred revenue—long-term portion	4,041	3,450
Convertible notes	105,000	105,000
Term loan—long-term portion	57,338	60,563
Other long-term liabilities	21,010	22,689
Stockholders' equity:
Common stock	711	710
Additional paid-in capital	761,435	759,549
Accumulated other comprehensive income	3,988	6,302
Accumulated deficit	(504,827)	(489,390)
Total stockholders' equity	261,307	277,171
Total liabilities and stockholders' equity	$529,376	$544,294

See accompanying Notes to the Condensed Consolidated Financial Statements

AFFYMETRIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
REVENUE:
Product sales	$71,557	$58,491
Services and other	6,388	6,756
Total revenue	77,945	65,247
COSTS AND EXPENSES:
Cost of product sales	34,433	23,565
Cost of services and other	3,507	3,779
Research and development	12,248	13,331
Selling, general and administrative	35,121	27,924
Restructuring charges	4,842	-
Total costs and expenses	90,151	68,599
Loss from operations	(12,206)	(3,352)
Interest income and other, net	342	26
Interest expense	2,898	980
Loss before income taxes	(14,762)	(4,306)
Income tax provision (benefit)	675	(89)
Net loss	$(15,437)	$(4,217)

Basic and diluted net loss per common share	$(0.22)	$(0.06)

Shares used in computing basic and diluted net loss per common share	70,919	69,977

See accompanying Notes to the Condensed Consolidated Financial Statements

AFFYMETRIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net loss	$(15,437)	$(4,217)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(3,125)	(155)
Unrealized change in available-for-sale and non-marketable securities	(275)	605
Unrealized change in cash flow hedges	1,086	(516)
Net change in other comprehensive (loss) income, net of tax	(2,314)	(66)
Comprehensive loss	$(17,751)	$(4,283)

See accompanying Notes to the Condensed Consolidated Financial Statements

AFFYMETRIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,437)	$(4,217)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,316	7,162
Amortization of inventory step-up in fair value	4,589	-
Share-based compensation	1,835	2,392
Deferred tax assets	1,470	44
Other non-cash transactions	(490)	(118)
Changes in operating assets and liabilities:
Accounts receivable, net	1,164	(769)
Inventories	(3,728)	1,306
Prepaid expenses and other assets	1,027	1,944
Accounts payable and accrued liabilities	908	(9,170)
Deferred revenue	11,035	(449)
Other long-term liabilities	(1,320)	575
Net cash provided by (used in) operating activities	11,369	(1,300)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available-for-sale securities	9,364	95
Proceeds from maturities of available-for-sale securities	-	388
Capital expenditures	(1,104)	(1,388)
Purchase of non-marketable investment	(200)	-
Purchase of technology rights	(335)	(1,000)
Net cash provided by (used in) investing activities	7,725	(1,905)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	52	(154)
Payments of term loan	(3,188)	-
Repurchase of senior convertible notes	(3,855)	(91,614)
Net cash used in financing activities	(6,991)	(91,768)
Effect of exchange rate changes on cash and cash equivalents	(278)	74
Net increase (decrease) in cash and cash equivalents	11,825	(94,899)
Cash and cash equivalents at beginning of period	25,671	201,937
Cash and cash equivalents at end of period	$37,496	$107,038

See accompanying Notes to the Condensed Consolidated Financial Statements

AFFYMETRIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
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
Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying Condensed Consolidated Balance Sheet as of March 31, 2013, and the Condensed Consolidated Statements of Operations, Comprehensive Loss and Cash Flows for the three months ended March 31, 2013 and 2012 are unaudited. The Condensed Consolidated Balance Sheet as of December 31, 2012 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 1, 2013. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes to those financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.
There have been no material changes to the Company's significant accounting policies as compared to the significant accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 except as otherwise described below:
Comprehensive (Loss) Income
Comprehensive income (loss) is comprised of net loss and other comprehensive (loss) income. Other comprehensive (loss) income includes foreign currency translation adjustments, unrealized gains and losses on the Company's available-for-sale securities that are excluded from net loss and unrealized gains and losses on cash flow hedges. Total comprehensive (loss) income has been disclosed in the accompanying Condensed Consolidated Statements of Comprehensive Loss.
During the three months ended March 31, 2013, the Company adopted Accounting Standards Update ("ASU") 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income which requires filers to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net loss. The following table summarizes the components of accumulated other comprehensive income, net of tax, for the three months ended March 31, 2013 (in thousands):
	December 31,	Increase/	Reclassification		March 31,
	2012	(Decrease)	Adjustments		2013
Foreign currency translation adjustments	$5,374	$(3,125)	$-		$2,249
Unrealized change in available-for-sale and non-marketable securities	896	(176)	(99)	(1)	621
Unrealized change in cash flow hedges	32	2,069	(983)	(2)	1,118
Total accumulated other comprehensive income, net of tax	$6,302	$(1,232)	$(1,082)		$3,988
(1) Net gain recognized in Interest income and other, net.
(2) Net gain recognized in Revenue, except for $0.2 million gain that was recognized in Interest income and other, net due to hedging ineffectiveness. See Note 3. "Financial Instruments–Derivative Financial Instruments" for further information.

NOTE 2—ACQUISITION
On June 25, 2012 (the "Acquisition Date"), pursuant to the terms of an Amended and Restated Agreement and Plan of Merger (the "Acquisition Agreement"), a wholly-owned subsidiary of the Company merged with and into eBioscience, Inc. ("eBioscience") with eBioscience surviving as a wholly-owned subsidiary of the Company (the "Acquisition"). eBioscience specializes in the development, manufacturing, marketing and distribution of research tools in the areas of flow cytometry, immunoassays, microscopic imaging and other protein-based analyses.
The results of operations of the acquired eBioscience business and the fair values of the assets acquired and liabilities assumed have been included in the accompanying Consolidated Financial Statements since the Acquisition. For the three months ended March 31, 2013, the Company recorded $19.0 million in revenue and recognized a net loss of $3.9 million from eBioscience. No amounts were recognized from eBioscience during the three months ended March 31, 2012. The Company considered the eBioscience fair value analysis to be final as of December 31, 2012.
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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table represents the Company's fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 (in thousands):
	Quoted	Significant
	Prices	Other
	In Active	Observable
	Markets	Inputs
	(Level 1)	(Level 2)	Total
March 31, 2013:
Assets:
Derivative assets	$-	$1,321	$1,321

Liabilities:
Derivative liabilities	$-	$250	$250

December 31, 2012:
Assets:
U.S. government obligations and agency securities	$-	$6,829	$6,829
U.S. corporate debt	-	664	664
Foreign corporate debt and equity securities	-	1,873	1,873
Total	$-	$9,366	$9,366

Derivative assets	$-	$842	$842

Liabilities:
Derivative liabilities	$-	$829	$829

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
As of March 31, 2013 and December 31, 2012, the Company had no financial assets or liabilities measured on a recurring basis requiring Level 3 classification, including those that have unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets and liabilities.
Debt Obligations
Debt obligations are not recorded at fair value on a recurring basis and are carried at amortized cost. The fair value of the 4.00% Convertible Senior Notes ("4.00% Notes") is based on quoted market prices at the balance sheet date and categorized within Level 1 of the fair value hierarchy. At March 31, 2013 and April 25, 2013, the fair value balances were approximately $109.2 million and $93.3 million, respectively. The fair value of the third-party financing ("Term Loan") approximated its carrying value and is categorized within Level 3 of the fair value hierarchy. At March 31, 2013, the fair value of the Term Loan was $70.1 million. See Note 9. "Debt Obligations" for further information on the Company's debt obligations.

NOTE 4—FINANCIAL INSTRUMENTS
Investments in Debt and Equity Securities
The fair values of the Company's available-for-sale securities are based on quoted market prices and are included in cash and cash equivalents, available-for-sale securities—short-term and available-for-sale securities—long-term on the accompanying Condensed Consolidated Balance Sheets based on each respective security's maturity.
During the three months ended March 31, 2013, the Company liquidated its entire portfolio of available-for-sale securities. The available-for-sale securities were sold for total cash consideration of $9.4 million and the resulting net gain on sale of $0.1 million was recognized in Interest income and other, net in the accompanying Condensed Consolidated Statements of Operations.
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

Non-Marketable Securities
As of March 31, 2013 and December 31, 2012, the carrying amounts of the Company's non-marketable securities, totaling $4.4 million for both years, equaled their estimated fair values. They consist primarily of an investment in a limited partnership investment fund who invests in companies in the life science industry and are located in the United States. The investments are initially valued at the purchase price and subsequently on the basis of inputs that market participants would use in pricing such investments. The portfolio of investments includes Level 1 publicly-traded equity securities and Level 3 equity securities and notes. There was no other-than-temporary impairment recognized during the three months ended March 31, 2013 and 2012. Net investment results are included in Interest income and other, net in the accompanying Condensed Consolidated Statements of Operations. Depending on market conditions, the Company may incur additional charges on this investment portfolio in the future.
Derivative Financial Instruments
The Company derives a portion of its revenues in foreign currencies, predominantly in Europe and Japan, as part of its ongoing business operations. In addition, a portion of its assets is held in the nonfunctional currencies of its subsidiaries. The Company enters into foreign currency forward contracts to manage a portion of the volatility related to transactions that are denominated in foreign currencies. The Company's foreign currency forward contracts are entered into for periods consistent with the related underlying exposures and do not constitute positions that are independent of those exposures. The Company's accounting policies for these instruments are based on whether the instruments are classified as designated or non-designated hedging instruments. The Company recognizes derivatives on its accompanying Condensed Consolidated Balance Sheets at fair value. The effective portions of designated cash flow hedges are recorded in other comprehensive income ("OCI") until the hedged item is recognized in earnings. As of March 31, 2013, the Company's existing foreign currency forward exchange contracts mature within 12 months. The deferred amount related to the Company's derivatives currently recorded in OCI and expected to be recognized into earnings over the next 12 months is a net gain of $1.1 million. Derivatives that are not designated as hedging instruments and the ineffective portions of cash flow hedges are adjusted to fair value through earnings.

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in OCI associated with such derivative instruments are reclassified immediately into operations through Interest income and other, net. Any subsequent changes in fair value of such derivative instruments are reflected in Interest income and other, net unless they are re-designated as hedges of other transactions. During the three months ended March 31, 2013, the Company recognized $0.2 million in net gains in Interest income and other, net, related to the loss of hedge designation on a portion of cash flow hedges related to the Japanese yen that were deemed ineffective due to lower-than-forecasted revenue from Japan. No additional hedges are deemed ineffective as of March 31, 2013. No cash flow hedges were de-designated during the three months ended March 31, 2012.
Under the Credit Agreement as defined in Note 9. "Long-Term Obligations", the Company is required to maintain derivative contracts to protect against fluctuations in interest rates with respect to at least 35% of the aggregate principal amount of the Term Loan, as defined in Note 9. "Long-Term Obligations," then outstanding, with such derivative contracts being required to have at least a three-year term. Accordingly, the Company has entered into an interest rate swap (the "Interest Rate Swap") for which the notional amount was originally set at $27.5 million, with quarterly reduction to the notional amount consistent with the mandatory amortization schedule of the Term Loan. The Interest Rate Swap calls for quarterly fixed rate payments of 1.70% of the notional amount in exchange for a variable rate quarterly receipts equal to a 3-month LIBOR rate with a floor of 1.50%. The Interest Rate Swap terminates on June 25, 2015.
The Company did not designate the Interest Rate Swap as a hedging instrument and will recognize adjustments to fair value through Interest and other income on the accompanying Condensed Consolidated Statements of Operations at each reporting date. As of March 31, 2013, the fair value of the Interest Rate Swap was $0.1 million.
As of March 31, 2013 and December 31, 2012, the total notional values of the Company's derivative assets and liabilities were as follows (in thousands):
	March 31,	December 31,
	2013	2012
Euro	$17,418	$16,933
Japanese yen	6,192	10,542
British pound	4,419	4,278
Interest rate swap	27,519	27,519
Total	$55,548	$59,272

Other than the Interest Rate Swap, the Company did not have any derivative assets or liabilities that were not designated or qualifying as hedges at either March 31, 2013 or December 31, 2012.
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
The following table shows the Company's derivative assets and liabilities measured at fair value as reflected on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012 (in thousands):
	March 31,	December 31,	Balance Sheet
	2013	2012	Classification
Derivative assets:
Foreign exchange contracts	$1,321	$842	Other current assets
Derivative liabilities:
Foreign exchange contracts	172	752	Accrued liabilities
Interest rate swap	78	77	Accrued liabilities

The following table shows the effect, net of tax, of the Company's derivative instruments on the accompanying Condensed Consolidated Statements of Operations and OCI for the three months ended March 31, 2013 and 2012 (in thousands):
	Three Months Ended
	March 31,
	2013	2012
Derivatives in cash flow hedging relationships:
Net gain (loss) recognized in OCI, net of tax (1)	$1,086	$(516)
Net gain (loss) reclassified from accumulated OCI into Revenue, net of tax (2)	825	518
Net gain (loss) reclassified from accumulated OCI into Interest income and other, net, net of tax (3)	158	-
Net gain (loss) recognized in Interest income and other, net, net of tax (4)	15	25
Derivatives not designated as hedging relationships:
Net gain (loss) recognized in Interest income and other, net, net of tax (5)	143	(148)
(1)	Net change in the fair value of the effective portion classified in OCI
(2)	Effective portion classified as Revenue
(3)	Ineffective portion classified as Interest income and other, net
(4)	Amount excluded from effectiveness testing classified as Interest income and other, net
(5)	Classified in Interest and other, net
NOTE 5—STOCKHOLDERS' EQUITY AND SHARE-BASED COMPENSATION EXPENSE
Share-based Compensation Plans
The Company has a share-based compensation program, most recently, the 2000 Amended and Restated Equity Incentive Plan (the "Plan"), that provides the Board of Directors broad discretion in creating equity incentives for employees, officers, directors and consultants. This program includes incentive and non-qualified stock options and non-vested stock awards (also known as restricted stock) granted under various stock plans. As of March 31, 2013, the Company had approximately 5.1 million shares of common stock reserved for future issuance under its share-based compensation plans including 2.0 million shares of common stock authorized for issuance under the Company's 2012 Inducement Plan that was adopted by the Board of Directors in June 2012. New shares are issued as a result of stock option exercises, restricted stock units vesting and restricted stock award grants.
The Company recognized share-based compensation expense as follows (in thousands):
	Three Months Ended
	March 31,
	2013	2012
Costs of product sales	$167	$372
Research and development	329	367
Selling, general and administrative	1,339	1,653
Total share-based compensation expense	$1,835	$2,392

As of March 31, 2013, $13.1 million of total unrecognized share-based compensation expense related to non-vested awards is expected to be recognized over the respective vesting terms of each award through 2017. The weighted‑average terms of the unrecognized share-based compensation expense are 2.7 years for stock options and 2.3 years for restricted stock.

Stock Options
The fair value of options was estimated at the date of grant using the Black Scholes Merton option pricing model with the following weighted‑average assumptions:
	Three Months Ended
	March 31,
	2013	2012
Risk free interest rate	0.8%	1.0%
Expected dividend yield	0.0%	0.0%
Expected volatility	68%	67%
Expected option term (in years)	4.6	4.6

The risk free interest rate for periods within the contractual life of the Company's stock options is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term is derived from an analysis of the Company's historical exercise trends over ten years. The expected volatility is based on a blend of historical and market‑based implied volatility. Using the assumptions above, the weighted‑average grant date fair value of options granted during the three months ended March 31, 2013 and 2012, was $2.09 and $2.38, respectively.
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
The number of shares underlying the PRSUs that were granted to the CEO during 2011 totaled 0.2 million shares. As of March 31, 2013, performance conditions pertaining to 0.1 million shares of the PRSUs were achieved. The Company expects that an additional 0.1 million shares of the PRSUs, with a grant date fair value of $4.67 per PRSU, will vest with respect to the Performance Period ending December 31, 2013 and the fair value of such PRSU's is being amortized on a straight-line basis over the related service period. The total compensation cost related to PRSUs granted but not yet recognized was $0.3 million as of March 31, 2013.
During July 2012, the Compensation Committee granted certain PRSUs following the acquisition of eBioscience referred to as an Acquisition Performance Share Program (the "Program"). The purpose of the Program is to align key management and senior leadership with stockholders' interests and to retain key employees. The measurement periods for the Program are the twelve month periods ended June 30, 2013 and June 30, 2014, respectively. Members of eBioscience management and other key employees are participating in the Program. Awards granted under the Program are granted in the form of performance shares pursuant to the terms of the Company's 2012 Inducement Plan. If pre-determined eBioscience specific performance goals are met, shares of stock will be granted to the recipient, vesting one month following the performance period representing the date of certification of achievement, contingent upon the recipient's continued service to the Company.
In 2012, the Company awarded 0.9 million PRSUs under the Program at a grant date fair value of $4.16 per PRSU and expects 66% of the PRSUs will vest. The fair value of the PRSUs is being amortized on a straight-line basis over the related service period. The total compensation cost related to PRSUs granted but not yet recognized was approximately $1.0 million as of March 31, 2013.

During the first quarter of 2013, the Compensation Committee granted certain PRSUs following the most recent restructuring referred to as the 2013 Program. The purpose of the 2013 Program is to retain key employees. The measurement period for the 2013 Program is the twelve month period ended December 31, 2013 and the awards granted under the 2013 Program are granted in the form of performance shares pursuant to the terms of our 2000 Plan. Dependent on the level of achievement of pre-determined financial performance goals, shares of stock will vest in equal installments over two or four years. The level of achievement of financial performance will be assessed during the first quarter of fiscal 2014 after which the share of stock will be issued to the participants, contingent upon the recipient's continued service to the Company.
In 2013, the Company awarded 0.3 million PRSUs under the 2013 Program at a grant date fair value of $3.84 per PRSU and expects 85% of the PRSUs will vest. The fair value of the PRSUs is being amortized on a straight-line basis over the related service period. The total compensation cost related to PRSUs granted but not yet recognized was approximately $0.8 million as of March 31, 2013.
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
The price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first day of the offering period or the last day of the purchase period, whichever is lower. The offering periods are twelve months and include two six month purchase periods that result in a look-back for determining the purchase price of up to 12 months. Employees can invest up to 15% of their gross compensation through payroll deductions. In no event would an employee be permitted to purchase more than 750 shares of common stock during any six-month purchase period. The initial offering period commenced in November 2011. As of March 31, 2013, there were 308 participants in the plan. Included in total share-based compensation cost for the three months ended March 31, 2013 was $0.2 million, related to the ESPP.
During the three months ended March 31, 2013 and 2012, the fair value of shares under the ESPP was estimated using the following assumptions:
	Three Months Ended
	March 31,
	2013	2012
Risk free interest rate	0.1%	0.1%
Expected dividend yield	0.0%	0.0%
Expected volatility	52%	67%
Expected term (in years)	0.6	0.8

NOTE 6—INVENTORIES
At March 31, 2013 and December 31, 2012, inventories consisted of the following (in thousands):
	March 31,	December 31,
	2013	2012
Raw materials	$12,520	$11,167
Work-in-process	33,695	35,562
Finished goods	36,857	37,734
Total	$83,072	$84,463

Short-term portion	$74,196	$72,691
Long-term portion	$8,876	$11,772

Inventory at March 31, 2013 includes unamortized fair value step-up in basis of $14.7 million as a result of the Acquisition. Amortization expense on the fair value step-up during the three months ended March 31, 2013 was $4.6 million.

NOTE 7—GOODWILL AND INTANGIBLE ASSETS
The gross carrying amounts and net book values of the Company's definite-lived intangible assets are as follows (in thousands):
	Carrying Value, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted
	December 31,	Increase/	March 31,	December 31,	(Increase)/	March 31,	December 31,	March 31,	Average
	2012	(Decrease) (1)	2013	2012	Decrease (2)	2013	2012	2013	Useful Life
Customer relationships	$76,874	$(650)	$76,224	$(14,346)	$(2,088)	$(16,434)	$62,528	$59,790	12 years
Developed technologies	76,814	(649)	76,165	(18,489)	(1,983)	(20,472)	58,325	55,693	12 years
Trademarks and tradenames	17,818	(10)	17,808	(3,009)	(1,261)	(4,270)	14,809	13,538	5 years
Other contractual agreements	3,055	(30)	3,025	(785)	(615)	(1,400)	2,270	1,625	2 years
Licenses	81,156	376	81,532	(66,370)	(23)	(66,393)	14,786	15,139	Variable
Total definite-lived intangible assets	$255,717	$(963)	$254,754	$(102,999)	$(5,970)	$(108,969)	$152,718	$145,785
(1)	Includes a decrease in carrying value of $1.3 million related to foreign currency translation
(2)	Includes a decrease in accumulated amortization of $0.1 million related to foreign currency translation
The expected future annual amortization expense of the Company's intangible assets is as follows (in thousands):
Amortization
For the Year Ending December 31,	Expense
2013, remainder thereof	$17,470
2014	20,770
2015	14,628
2016	13,775
2017	12,098
Thereafter	67,044
Total	$145,785

Change in the Company's goodwill at March 31, 2013 is as follows (in thousands):
Balance at December 31, 2012	$159,736
Effects of foreign currency change	(1,398)
Balance at March 31, 2013	$158,338

NOTE 8—WARRANTIES
The Company provides for anticipated warranty costs at the time the associated product revenue is recognized. Product warranty costs are estimated based upon the Company's historical experience and the applicable warranty period. The Company periodically reviews the adequacy of its warranty reserve and adjusts, if necessary, the warranty percentage and accrual based on actual experience and estimated costs to be incurred. Information in regards to the changes in the Company's product warranty liability for the three months ended March 31, 2013 is as follows (in thousands):
Balance at December 31, 2012	$802
Additions charged to cost of product sales	221
Balance at March 31, 2013	$1,023

NOTE 9—LONG-TERM DEBT OBLIGATIONS
Term Loan
On June 25, 2012, the Company entered into a credit agreement (the "Credit Agreement") by, and among, Affymetrix and its domestic subsidiaries, and General Electric Capital Corporation ("GE Capital"), Silicon Valley Bank and other financial institutions party thereto from time to time (collectively, the "Lenders"), as well as certain securities affiliates of the Lenders. The Credit Agreement provides for the Term Loan in an aggregate principal amount of $85.0 million and a revolving credit facility in an aggregate principal amount of $15.0 million (the "Revolving Credit Facility" and, together with the Term Loan, the "Senior Secured Credit Facility"), each with a term of five years. As of March 31, 2013, the Company had borrowed a total of $85.0 million under the Term Loan which was used to finance a portion of the Acquisition.
At the option of the Company (subject to certain limitations), borrowings under the Credit Agreement bear interest at either a base rate or at the London Interbank Offered Rate ("LIBOR"), plus, in each case, an applicable margin. Under the Base Rate Option, interest will be at the base rate plus 4.00% per annum, calculated on the basis of the actual number of days elapsed in a year of 365 or 366 days (as applicable) and payable quarterly in arrears. The base rate will be equal to the greatest of (a) the rate last quoted by The Wall Street Journal (or another national publication selected by GE Capital) as the U.S. "Prime Rate," (b) the federal funds rate, plus 0.50% per annum and (c) LIBOR for an interest period of one month, plus 1.00% per annum. However, the base rate will not be less than a floor of 2.50% per annum. Under the LIBOR Option, interest will be determined based on interest periods to be selected by Affymetrix of one, two, three or six months (and, to the extent available to all relevant lenders, nine or 12 months) and will be equal to LIBOR, plus 5.00%, calculated based on the actual number of days elapsed in a 360-day year. However, LIBOR will be deemed not to be less than a floor of 1.50% per annum. Interest will be paid at the end of each interest period or, in the case of interest periods longer than three months, quarterly. In 2012, the Company entered into its Interest Rate Swap as required by the terms of the Credit Agreement with a third-party lending institution. Refer to Note 4. "Financial Instruments–Derivative Financial Instruments" for further information. At March 31, 2013, the applicable interest rate was approximately 6.50%.
The loans and other obligations under the Senior Secured Credit Facility are (i) guaranteed by substantially all of the Company's domestic subsidiaries (subject to certain exceptions and limitations) and (ii) secured by substantially all of the assets of Affymetrix and each guarantor (subject to certain exceptions and limitations).
The Credit Agreement requires the Company to maintain a fixed charge coverage ratio of at least 1.5 to 1.0, a senior leverage ratio (which is the ratio of senior debt to trailing 12 months' earnings before interest, taxes, depreciation, amortization and other one-time items ("EBITDAO") not exceeding initially 2.00 to 1.00 and stepping down to 1.50 to 1.00; and a total leverage ratio (which is the ration of total debt to trailing 12 months' EBITDAO) not exceeding initially 4.75 to 1.00 and stepping down to 3.50 to 1.00. The Credit Agreement also includes other covenants, including negative covenants that, subject to certain exceptions, limit Affymetrix', and that of certain of its subsidiaries', ability to, among other things: (i) incur additional debt, including guarantees by the Company or its subsidiaries, (ii) make investments, pay dividends on capital stock, redeem or repurchase capital stock, redeem or repurchase the Company's senior convertible notes or any subordinated obligations, (iii) create liens and negative pledges, (iv) make capital expenditures, (v) dispose of assets, (vi) make acquisitions, (vii) create or permit restrictions on the ability of Affymetrix' subsidiaries to pay dividends or make distributions to Affymetrix, (viii) engage in transactions with affiliates, (ix) engage in sale and leaseback transactions, (x) consolidate or merge with or into other companies or sell all or substantially all the Company's assets and (xi) change their nature of business, their organizational documents or their accounting policies.
Following the restructuring activity discussed in Note 15. "Restructuring" and lower-than-expected revenue in the three months ended March 31, 2013, on April 8, 2013, the Company and the Lenders amended the Credit Agreement to provide a limited waiver and to amend certain covenants with respect to fiscal year 2013 (the "Amendment"). Under the Amendment, the Lenders agreed to waive any event of default arising from the failure of the Company to comply with the total leverage ratio and senior leverage ratio for the three months ended March 31, 2013. For the quarters ended March 31, 2013 through September 30, 2013, the definition of EBITDAO was amended to allow the add back of up to $11.0 million of trailing twelve month restructuring and integration charges in the calculation of EBITDAO compared to an add back of up to $7 million prior to the Amendment. In addition, the quarterly senior leverage ratio was revised to not exceeding 1.80 to 1.00 for June 30, 2013 and September 30, 2013 compared to 1.75 to 1.00 for these periods prior to the Amendment. The total leverage multiple was revised to not exceeding 4.50 to 1.00, 4.75 to 1.00 and 4.50 to 1.00 for the quarters ending March 31, June 30 and September 30, 2013, respectively, as compared to the original total leverage ratio not exceeding 4.25 to 1.00 for each of these periods. As of March 31, 2013, except for the defaults pursuant to the Amendment, the Company was in compliance with the covenants.
The Company is required to make the following mandatory prepayments: (a) annual prepayments in an amount equal to 50% of excess cash flow (as defined in the Credit Agreement), subject to a leverage-based stepdown, (b) prepayments in an amount equal to 100% of the net cash proceeds of issuances or incurrences of debt obligations of Affymetrix and its subsidiaries (other than debt incurrences expressly permitted by the Credit Agreement), (c) prepayments in an amount equal to 100% of the net proceeds of asset sales in excess of $2.5 million annually (subject to certain reinvestment rights) and (d) prepayments in an amount equal to any indemnification payments or similar payments received under the Acquisition Agreement, subject to certain exclusions. During the three months ended March 31, 2013, the Company was not obligated to make any of the aforementioned mandatory prepayments.

The Credit Agreement also contains events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-default and cross-acceleration to other indebtedness in excess of specified amounts, monetary judgment defaults in excess of specified amounts, bankruptcy or insolvency, actual or asserted invalidity or impairment of any part of the credit documentation (including the failure of any lien on a material portion of the collateral to remain perfected) and change of ownership or control defaults. In addition, the occurrence of a "fundamental change" under the indenture governing the 4.00% Notes would be an event of default under the Credit Agreement. As of March 31, 2013, except for the defaults waived pursuant to the Amendment, the Company was in compliance with the covenants.
Additionally, the proceeds from the Term Loan are net of debt issuance costs of approximately $4.5 million which are being amortized using the effective interest method.
As of March 31, 2013, the Company had an outstanding principal balance of $70.1 million and incurred $1.7 million in interest expense under the Senior Secured Credit Facility for the three months ended March 31, 2013.
The Term Loan is scheduled to amortize in quarterly installments in amounts resulting in an annual amortization of 10% during the first year, 15% during the second year, 15% during the third year, 20% during the fourth year and 40% during the fifth year after June 25, 2012. The principal amount of unpaid maturities per the Credit Agreement is as follows (in thousands):
2013, remainder thereof	$-
2014	9,563
2015	13,813
2016	17,000
2017	29,712
Total	$70,088

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
As of March 31, 2013, outstanding balance on the 4.00% Notes was $105.0 million and interest incurred for the three months ended March 31, 2013 was $1.2 million.

3.50% Senior Convertible Notes
During the three months ended March 31, 2013, the Company redeemed its remaining outstanding 3.50% Senior Convertible Notes for $3.9 million in total cash consideration, including accrued interest of $0.1 million. The notes were redeemed at par and the related deferred financing costs were written off.
NOTE 10—NET LOSS PER COMMON SHARE
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
The potential dilutive securities excluded from diluted earnings per common share were as follows (in thousands):
	Three Months Ended March 31,
	2013	2012
Employee stock compensation plans	5,994	6,020
Restricted stock subject to repurchase	3,861	2,469
Convertible notes	17,878	2,267
Total	27,733	10,756

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

On November 10, 2003, the Company filed a complaint against Enzo in the United States District Court for the Southern District of New York for declaratory judgment, breach of contract and injunctive relief relating to the 1998 agreement. In its complaint, the Company alleges that Enzo has engaged in a pattern of wrongful conduct against it and other Enzo labeling reagent customers by, among other things, asserting improperly broad rights in its patent portfolio, improperly using the 1998 agreement and distributorship agreements with others in order to corner the market for non-radioactive labeling reagents, and improperly using the 1998 agreement to claim ownership rights to the Company's proprietary technology. The court has not set a trial date for these actions, but has advised the parties to clear time for trials at the end of 2013 or the beginning of 2014, to potentially try these actions as well as other related actions between Enzo and other third parties.
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
Administrative Proceedings
The Company's intellectual property is subject to a number of significant administrative actions. These proceedings could result in the Company's patent protection being significantly modified or reduced, and the incurrence of significant costs and the consumption of substantial managerial resources. For the three months ended March 31, 2013, the Company did not incur significant costs in connection with administrative proceedings.
NOTE 12—INCOME TAXES
The provision for income tax for the first quarter of 2013 was approximately $0.7 million which primarily consists of a provision for foreign taxes.
Due to the Company's history of cumulative operating losses, management concluded that, after considering all the available objective evidence, it is not more likely than not that all the Company's net deferred tax assets will be realized. Accordingly, all of the U.S. deferred tax assets continue to be subject to a valuation allowance as of March 31, 2013.
As of March 31, 2013, there have been no material changes to the total amount of unrecognized tax benefits.
NOTE 13—SEGMENT AND GEOGRAPHIC INFORMATION
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
In 2012, the Company reorganized its business in the following four business units: Expression, Genetic Analysis and Clinical Applications, Life Science Reagents and Corporate. The Expression business unit markets the Company's gene expression products and services, including in vitro transcription and other whole transcript arrays and QuantiGene line targeted at low-to-mid-plex products. The Genetic Analysis and Clinical Applications business unit markets the Company's genotyping and clinical arrays, including cytogenetics products. The Life Science Reagents business unit targets the life science reagent markets, marketing reagents, enzymes, purification kits and biochemicals used by life science researchers. The Corporate business unit is comprised primarily of revenue from royalty arrangements, and field revenue from services provided to customers by the Company. The Company determined that its manufacturing operations are centralized and based on platforms that are used to produce various products that serve multiple applications and markets. Additionally, the business units share research, development and common corporate services that provide capital, infrastructure and functional support. Based on the facts and circumstances, the Company concluded that the four business units represent one reportable operating segment, Affymetrix Core.

The Company's other reportable operating segment, eBioscience, was acquired in the second quarter of 2012 and operates as a separate business unit. eBioscience specializes in the development, manufacturing, marketing and distribution of research tools in the areas of flow cytometry, immunoassays, microscopic imaging and other protein-based analyses. The Acquisition allows the Company to expand addressable markets and continue to diversify the business beyond genomics discovery into cell and protein analysis.
The Company evaluates the performance of its reportable operating segments based on revenue and income (loss) from operations. Revenue is allocated to each business unit based on product codes excluding eBioscience whose business is primarily operated on a stand-alone basis.
The following table shows revenue and income (loss) from operations by reportable operating segment for the three months ended March 31, 2013 and 2012 (in thousands):
	Three Months Ended
	March 31,
	2013	2012
Revenue:
Affymetrix Core	$58,937	$65,247
eBioscience	19,008	-
Totals	$77,945	$65,247
Loss from operations:
Affymetrix Core	$(7,841)	$(3,352)
eBioscience	(4,365)	-
Totals	$(12,206)	$(3,352)

NOTE 14—RELATED PARTY TRANSACTIONS
In December 2011, the Company entered into an agreement under which it assigned one patent application and related know-how to Cellular Research, Inc. ("Cellular Research"), a company founded by the Company's Chairman, Dr. Stephen P.A. Fodor. Dr. Fodor also owns a majority of the shares of Cellular Research. Pursuant to the agreement, Cellular Research shall pay single digit royalties to Affymetrix on sales of products covered by the assigned technology, and starting in December 2015, an annual minimum fee of $100,000. Affymetrix shall also have a right of first refusal to collaborate with Cellular Research for the development of certain new products and to supply arrays to Cellular Research under certain terms and conditions. As of March 31, 2013, no royalties had been earned pertaining to this agreement.
NOTE 15—RESTRUCTURING
In the fourth quarter of 2012, the Company initiated a cost reduction action that included workforce. During the three months ended March 31, 2013, approximately 100 employees were notified of their involuntary termination. The Company estimates that the total restructuring charge associated with the plan will be approximately $6.6 million, substantially all of which is compensation and benefits afforded to terminated employees. During the year ended December 31, 2012, $1.8 million of restructuring expense related to employees who were notified prior to the end of the year was recognized. During the three months ended March 31, 2013, the Company recognized $4.8 million in restructuring expense and made substantially all of the cash payments, except for $1.5 million which was recorded at March 31, 2013 in Accounts payable and accrued liabilities on the accompanying Condensed Consolidated Balance Sheets. No additional costs are expected to be incurred, and the Company anticipates the remaining cash payments will be made during the second quarter of 2013.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management's Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 should be read in conjunction with our financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q and with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012.
All statements in this quarterly report that are not historical are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act as amended, including statements regarding our strategic initiatives, anticipated cost savings, return to profitability and integration of and synergies related to eBioscience, as well as all other statements regarding our "goals," "expectations," "beliefs," "intentions," "strategies" or the like. Such statements are based on our current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Actual results or business conditions may differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, our capacity to identify and capitalize upon emerging market opportunities; risks relating to our ability to acquire new businesses and technologies and successfully integrate and realize the anticipated strategic benefits and cost savings or other synergies thereof, including our acquisition of eBioscience, in a cost-effective manner while minimizing the disruption to our business; risks that eBioscience's future performance may not be consistent with its historical performance; risks relating to our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness; risks relating to our ability to develop and successfully commercialize new products and services; uncertainties related to cost and pricing of Affymetrix products; fluctuations in overall capital spending in the academic and biotechnology sectors; changes in government funding policies; our dependence on collaborative partners; the size and structure of our current sales, technology and technical support organizations; uncertainties relating to our suppliers and manufacturing processes; risks relating to our ability to achieve and sustain higher levels of revenue, higher gross margins and reduced operating expenses; uncertainties relating to technological approaches; global credit and financial market conditions; personnel retention; uncertainties relating to the FDA and other regulatory approvals; competition; risks relating to intellectual property of others and the uncertainties of patent protection and litigation; volatility of the market price of our common stock; unpredictable fluctuations in quarterly revenues; and the risk factors disclosed under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statements are based, except as required by law.
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
Reportable Operating Segments
Our operations consist of two reportable operating segments, Affymetrix Core and eBioscience. During the three months ended March 31, 2013, Affymetrix Core accounted for approximately 76% of total revenue and eBioscience accounted for approximately 24% of total revenue.

Affymetrix Core is divided into four business units with each business unit having its own marketing groups to better serve customers and respond quickly to the market needs. In addition, the business units share research, development and common corporate services that provide capital, infrastructure, resources and functional support, allowing them to focus on core technological strengths to compete and innovate in their markets. Affymetrix Core manufacturing operations are based on platforms that are used to produce various Affymetrix Core products that serve multiple applications and markets. The following describes the four business units that form Affymetrix Core:
•	Expression: This business unit markets the Company's GeneChip gene expression products and services, and the QuantiGene® line of low-to-mid-plex RNA measurement products.
•
Genetic Analysis and Clinical Applications: This business unit markets the Company's genotyping products, such as the Axiom® product line, and arrays with clinical research applications, such as the CytoScan® cytogenetics arrays.

•	Life Science Reagents: This business unit sells reagents, enzymes, purification kits and biochemicals used by life science researchers.
•	Corporate: This business unit is comprised primarily of incidental revenue from royalty arrangements and field revenue from services provided to customers of the Company.
Acquired in 2012, eBioscience is operated as a separate business unit with its own research, marketing and manufacturing groups:
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
See Note 13. "Segment and Geographic Information" for more information on our reportable operating segments.
Overview of the First Quarter of 2013
We have faced declining financial performance over the past several years. Traditionally, a significant portion of our business was in the well-established gene expression business where our GeneChip® Expression product line comprised more than half of our revenue as we concentrated on selling these products in the basic research market focused on discovery research. Declining sales and intense competition from newer technologies such as next generation sequencing in this business has led to decreasing revenue annually since 2007.
Affymetrix Core reported revenue of $58.9 million for the three months ended March 31, 2013, as compared to $65.2 million during the same period in 2012. The decrease was primarily due to a $9.4 million decline in our Expression business unit revenue compared to the same period in 2012 across all regions, particularly in Japan, due to a challenging business environment. This decrease was partially offset by a $2.9 million increase in our Genetic Analysis and Clinical Applications business unit as a result of increased volume of sales in our Cytogenetics line of products which has been steadily increasing beginning in 2012 and our Axiom® products that more than doubled compared to the three months ended March 31, 2012.

Since Frank Witney became our President and Chief Executive Officer in July 2011, we continue to focus areas from a dependency on our Expression business unit to a more diversified portfolio with broader revenue stream capabilities that can reach into the growing markets for translational medicine and molecular diagnostics. Excluding eBioscience, revenue from this business unit was approximately 39% of our business in the first quarter of 2013 as compared to 50% in the same period of 2012 while revenue from our Genetic Analysis and Clinical Applications business unit was 37% as compared to 29%.
As we progress through 2013, we continue to execute on a strategy developed by Dr. Witney and our management team where we will realign our product portfolio, stabilize our core business and position our company for growth and increasing profitability. We expect this transformation to take several years, and have categorized this plan into three phases.
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

•
Phase II (2013-2014) – Profitability, Strengthen Balance Sheet, Development of Newer Product Lines. In the beginning of 2013, we communicated a corporate restructuring with a goal of accelerating our path to profitability. The corporate restructuring is expected to result in annualized savings of approximately $25 million based on 2013 run rates, of which $5 million is expected to be in cost of goods sold. Our priorities for this phase will be to achieve profitability, repay our senior secured debt, successfully commercialize our newer product lines (CytoScan®, Axiom® and QuantiGene® lines, as well as our eBioscience products) and invest in new product offerings. In addition, we will train and refocus our global commercial organization to expand our reach to customers in the translational medicine, molecular diagnostics and applied markets.

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
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. For a description of accounting changes and recent accounting standards, including the expected dates of adoption and estimated effects, if any, refer to Note 1. "Summary of Significant Accounting Policies" in the Notes to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q. During the three months ended March 31, 2013, there have been no significant changes in our critical accounting policies and estimates compared to the disclosures in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012.

RESULTS OF OPERATIONS
The following discussion compares the historical results of operations for the three months ended March 31, 2013 and 2012.
REVENUE
The components of revenue are as follows:
Dollars in thousands	Three Months Ended		Dollar	Percentage
	March 31,		change	change
	2013	2012	from 2012	from 2012
Consumables	$68,125	$53,788	$14,337	27%
Instruments	3,432	4,703	(1,271)	(27)
Product sales	71,557	58,491	13,066	22
Services and other revenue	6,388	6,756	(368)	(5)
Total revenue	$77,945	$65,247	12,698	19%

Excluding first quarter revenue from eBioscience of $19.0 million, total product sales decreased $5.9 million in the three months ended March 31, 2013 as compared to the same period in 2012. The decrease was primarily due to lower-than-expected revenue of $9.4 million in our Expression business unit across all regions, particularly in Japan, due to a challenging business environment. This decrease was partially offset by a $2.9 million increase in our Genetic Analysis and Clinical Applications business unit as a result of increased volume of sales in our Cytogenetics line of products which has been steadily increasing beginning in 2012 and our Axiom® product that more than doubled compared to the three months ended March 31, 2012. Instrument revenue decreased due to lower pricing.
Services and other revenue decreased slightly for the three months ended March 31, 2013 as compared to 2012 due to lower services revenue partially offset by higher royalty revenue.
TOTAL REVENUE BY BUSINESS UNIT
The following table summarizes revenue by business unit:
Dollars in thousands	Three Months Ended		Dollar	Percentage
	March 31,		change	change
	2013	2012	from 2012	from 2012
Expression	$22,964	$32,315	$(9,351)	(29)%
Genetic analysis and clinical applications	21,752	18,830	2,922	16
Life science reagents	8,308	8,201	107	1
Corporate	5,913	5,901	12	0
eBioscience	19,008	-	19,008	100
Total product sales	$77,945	$65,247	$12,698	19%

Percentage of revenue	Three Months Ended
	March 31,
	2013	2012
Expression	29%	50%
Genetic analysis and clinical applications	28	29
Life science reagents	11	12
Corporate	8	9
eBioscience	24	-
Total product sales	100%	100%

Expression  During the three months ended March 31, 2013, Expression revenue decreased by $9.4 million primarily due to a decline in Genechip revenue of $8.3 million, which was driven by a lower volume of sales on our in vitro transcription (IVT) arrays primarily in Japan, decreased instrument sales of $0.6 million and lower revenue from Panomics of $0.5 million.
Genetic Analysis and Clinical Applications  Genetic Analysis and Clinical Applications revenue increased for the three months ended March 31, 2013 as compared to the same period in 2012, primarily due to $2.1 million and $5.2 million increases in revenue on our Cytogenetics and Axiom® products, respectively, partially offset by a decline in sales of our SNP 6.0 arrays of $2.8 million and lower instrument sales of $0.7 million.
Life Science Reagents  For the three months ended March 31, 2013, Life Science Reagents revenue increased slightly as compared to the same period in 2012.
Corporate Corporate revenue remained flat between the three months ended March 31, 2013 and 2012. Field service revenue was down but was offset by an increase in royalty revenue.
GROSS MARGIN
Dollars in thousands	Three Months Ended		Dollar/Point
	March 31,		change from
	2013	2012	2012
Total gross margin on product sales	$37,124	$34,926	$2,198
Total gross margin on services and other revenue	2,881	2,977	(96)

Product gross margin as a percentage of products sales	52%	60%	(8)

Service and other revenue gross margin as a percentage of services and other revenue	45%	44%	1

Excluding eBioscience product gross margin of $7.2 million or 38%, that includes $4.6 million of amortization of inventory step-up in fair value, product gross margin decreased by $5.0 million or 3 basis points during the three months ended March 31, 2013 as compared to same period in 2012 primarily due to lower product pricing and a mix shift to lower margin products off-set by headcount reduction savings following our most recent restructuring effort and favorable cost absorption.

RESEARCH AND DEVELOPMENT EXPENSES

Dollars in thousands	Three Months Ended		Dollar	Percentage
	March 31,		change	change
	2013	2012	from 2012	from 2012
Research and development	$12,248	$13,331	$(1,083)	(8)%

Excluding eBioscience expenses of $2.2 million, the decrease in research and development expenses for the three months ended March 31, 2013 as compared to the same period in 2012 was primarily due to savings on headcount-related costs of $1.6 million, lower spending on supplies and equipment of $0.5 million and consulting and purchased services of $0.4 million. Additionally, allocated costs associated with IT and facilities spending decreased by $0.9 million during the period as compared to 2012.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Dollars in thousands	Three Months Ended		Dollar	Percentage
	March 31,		change	change
	2013	2012	from 2012	from 2012
Selling, general and administrative	$35,121	$27,924	$7,197	26%

Excluding eBioscience expenses of $9.1 million, the decrease in selling, general and administrative expenses in the three months ended March 31, 2013 as compared to the same period in 2012 was primarily due to less non-recurring acquisition- and integration-related costs incurred during 2013 as compared to the prior year of $0.8 million. Additionally, for the three months ended March 31, 2013, we recognized lower headcount-related and variable compensation costs of $0.5 million, incurred less spending on IT and facilities costs of $0.5 million and marketing and travel costs of $0.3 million. These decreases were partially offset by higher legal services expenses of $0.4 million.
RESTRUCTURING EXPENSES
During the three months ended March 31, 2013, we recognized $4.9 million in restructuring charges due to a cost reduction action that included workforce initiated during the year ended December 31, 2012. We estimate that the total restructuring charge associated with the plan will be approximately $6.6 million, substantially all of which is compensation and benefits afforded to terminated employees. We do not expect any further material restructuring expenses for the remainder of 2013.

INTEREST INCOME AND OTHER, NET

Dollars in thousands	Three Months Ended		Dollar	Percentage
	March 31,		change	change
	2013	2012	from 2012	from 2012
Interest income	$(16)	$298	$(314)	(105)%
Realized income (loss) on equity investments, net	67	44	23	(52)
Currency loss, net	(593)	(318)	(275)	(86)
Other	884	2	882	44,100
Total interest income and other, net	$342	$26	$316	1,215%

Interest income and other, net, in the three months ended March 31, 2013 increased as compared to the same period in 2012 primarily due to a gain of $0.7 million recognized on the release of accrued deferred rent associated with the exit of one of our San Diego properties. This increase was partially offset by lower interest income as a result of the sale of most of our available-for-sale securities during the eBioscience acquisition in the second quarter of fiscal 2012 and the remaining amounts in the first quarter of 2013. In addition, currency losses increased primarily due to the weakening of the U.S. dollar against other foreign currencies and the net results of our hedging activities.
We continue to monitor the liquidity and financing activities of strategic non-marketable investments to determine if any impairment exists. It is uncertain whether or not we will realize any long-term benefits associated with these strategic investments.
INTEREST EXPENSE
Dollars in thousands	Three Months Ended		Dollar	Percentage
	March 31,		change	change
	2013	2012	from 2012	from 2012
Interest expense	$2,898	$980	$1,918	196%

Interest expense increased during the three months ended March 31, 2013 as compared to the same periods in 2012 due to the interest costs on the debt obligations incurred in connection with the Acquisition partially offset by the redemption of the remaining aggregate principal amount of our 3.50% Notes in the first quarter of 2013.

INCOME TAX PROVISION
Dollars in thousands	Three Months Ended		Dollar	Percentage
	March 31,		change	change
	2013	2012	from 2012	from 2012
Income tax provision (benefit)	$675	$(89)	$764	(858)%

In the first quarter of 2013, the provision for income tax primarily consists of a provision for foreign taxes. In the first quarter of 2012, the benefit for income tax primarily consists of a provision for foreign taxes offset by an income tax benefit provided within the intraperiod tax allocation rules.
Due to our history of cumulative operating losses, management concluded that, after considering all the available objective evidence, it is not more likely than not that all our net deferred tax assets will be realized. Accordingly, all of our U.S. deferred tax assets continue to be subject to a valuation allowance as of March 31, 2013.
As of March 31, 2013, there have been no material changes to our total amount of unrecognized tax benefits.
LIQUIDITY AND CAPITAL RESOURCES
Historically, we have financed our operations primarily through product sales; borrowings under credit arrangements; sales of equity and debt securities such as our 4.00% Notes, collaborative agreements; interest income; and licensing of our technology.
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
As of March 31, 2013, we had cash and cash equivalents of approximately $38.2 million. During the three months ended March 31, 2013, we liquidated our portfolio of available-for-sale securities for $9.4 million in cash proceeds. We anticipate that our existing capital resources along with the cash to be generated from operations will enable us to maintain currently planned operations, debt repayments or convertible notes repurchases, and capital expenditures for the foreseeable future. These expectations are based on our current operating and financing plans, which are subject to change, and therefore we could require further funding. Factors that may cause us to require additional funding may include, but are not limited to: costs associated with defending third party claims; adverse ruling in any of our current litigation proceedings; investments required to commercialize our products; investments required to upgrade our older product lines; a decline in cash generated by sales of our products and services; our ability to maintain existing collaborative and customer arrangements and establish and maintain new collaboration and customer arrangements; arrangements that we may enter into in connection with future acquisitions or depositions; the progress of our research and development programs; initiation or expansion of research programs and collaborations; the costs involved in preparing, filing, prosecuting and enforcing intellectual property rights; the purchase of patent licenses; and other factors.
In 2012, we completed our acquisition of eBioscience for approximately $307.8 million, representing the purchase price of $314.9 million less $7.1 million cash transferred from eBioscience. The Acquisition was financed through a combination of cash on hand, the liquidation of available-for-sale securities, the proceeds, net of debt issuance costs, from our Term Loan of $80.5 million provided under our Senior Secured Credit Facility and the proceeds from the issuance, net of underwriting fees, of our 4.00% Notes of $101.1 million.

As part of the terms of the Senior Secured Credit Facility, we are required to meet certain financial and other negative covenants. After a significant restructuring and lower-than-expected revenues in the first quarter of 2013, we and the lenders amended the Senior Secured Credit Facility to (1) provide limited waiver of defaults arising from our failure to comply with the senior leverage ratio and total leverage ratio as of March 31, 2013; (2) amend the covenants to increase the amount of restructuring and integration charges in the trailing 12 months that we can add back in the calculation of EBITDAO for purposes of determining the total leverage and senior leverage ratios for the first three quarters of 2013; and (3) increase both our total leverage to EBITDAO ratio and our senior leverage to EBITDAO ratio for the first three quarters of 2013. Except as described above, as of March 31, 2013, we were in compliance with the covenants. Refer to Note 9. "Long-Term Debt Obligations" for further details regarding the Term Loan, our Senior Secured Credit Facility and the 4.00% Notes.
From time to time, we may seek to retire, repurchase or exchange common stock or convertible notes in open market purchases, privately negotiated transactions dependent on market conditions, liquidity, and contractual obligations and other factors. We did not retire, repurchase or exchange any of our common stock during the three months ended March 31, 2013. During the first quarter of 2013, we redeemed the remaining outstanding aggregate principal of our 3.50% Notes at par plus unpaid interest.
Cashflow (in thousands)
	Three Months Ended
	March 31,
	2013	2012
Net cash provided by operating activities	$11,369	$(1,300)
Net cash provided by (used in) investing activities	7,725	(1,905)
Net cash used in financing activities	(6,991)	(91,768)
Effect of foreign currency translation on cash and cash equivalents	(278)	74
Net increase (decrease) in cash and cash equivalents	$11,825	$(94,899)

Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2013 was comprised of net loss of $15.4 million, non-cash charges of $17.7 million and a decrease in operating assets of $9.1 million. Adjustments for non-cash expenses include depreciation and amortization expense of $10.3 million, amortization expense related to the inventory step-up in fair value of $4.6 million, share-based compensation expense of $1.8 million and an income tax expense of $1.5 million. Additionally, we received prepayments totaling approximately $13.4 million that are included in the cash balances at March 31, 2013.
Investing Activities
During the first quarter of 2013, we sold our remaining available-for-sale securities for $9.4 million in cash proceeds and spent $1.1 million on capital expenditures.
Financing Activities
During the first quarter of 2013, we redeemed our 3.50% Notes for $3.9 million, including unpaid accrued interest, and made a payment of $3.2 million on our Term Loan. In addition to certain mandatory payments, from time to time, we also may make early payments on the outstanding principal amount of our Term Loan.
Other financing activities generally consist of stock option exercise activity under our employee stock plan. Cash used in the issuance of stock under our employee stock plan, net of treasury shares withheld for taxes, was $0.1 million for the three months ended March 31, 2013.

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS
As of March 31, 2013, we had no off-balance sheet arrangements. Other than the debt obligations related to the Acquisition disclosed in Note 9. "Long-Term Debt Obligations" and the redemption of the remaining outstanding aggregate principal balance of our 3.50% Notes during the first quarter of 2013, there have been no significant changes to our aggregate contractual obligations as compared to the disclosures in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Rate Risk
We derive a portion of our revenues in foreign currencies, predominantly in Europe and Japan. In addition, a portion of our assets are held in nonfunctional currencies of our subsidiaries. We use currency forward contracts to manage a portion of the currency exposures created from our activities denominated in foreign currencies. Our hedging program is designed to reduce, but does not entirely eliminate, the impact of currency exchange rate movements. See Note 2. "Summary of Significant Accounting Policies – Derivative Instruments" in the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2012 for further information.
Interest Rate Risk
In addition to our market risk discloses in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012, we also face interest rate risk relating to the increase or decrease in the amount of interest we must pay on our outstanding debt instruments. In 2012, we entered into a Senior Secured Credit Facility, which provides for a Term Loan and revolving credit facility. As further explained in Note 9. "Long-Term Debt Obligations," outstanding borrowings under the Senior Secured Credit Facility bear interest at variable interest rates and therefore the interest we pay will fluctuate as changes occur in certain benchmark interest rates. As of March 31, 2013, we had borrowed a total of $85.0 million under the Term Loan provided under the Senior Secured Credit Facility. Under the Credit Agreement, we are required to maintain derivative contracts to protect against fluctuations in interest rates with respect to at least 35% of the aggregate principal amount of the Term Loan then outstanding and such derivative contracts shall provide for not less than a three year term. Accordingly, we entered into an interest rate swap (the "Interest Rate Swap") for which the notional amount was originally set at $27.0 million, with quarterly reduction to the notional amount consistent with the mandatory amortization schedule of the Term Loan. The Interest Rate Swap calls for quarterly fixed rate payments of 1.70% of the notional amount in exchange for a variable rate receipts equal to a 3-month LIBOR rate with a floor of 1.50%. The Interest Rate Swap terminates on June 25, 2015. We do not believe a hypothetical 10% increase in interest rates as of March 31, 2013 would have had a material impact on our interest expense.
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
ITEM 1A. RISK FACTORS
Risks Related to Our Business
Risks Related to the Growth of Our Business
If our GeneChip expression business continues to decline significantly and if we do not continually develop and commercialize new or enhanced products and services, our business may continue to decline rather than grow.
Our GeneChip expression business has been declining at a significant rate over the past several years, and we have to stabilize our expression business and grow the other parts of our business in order to return the whole business to growth. Our GeneChip expression business faces intense competition from sequencing technologies and we believe it will continue to decline significantly for the foreseeable future and we cannot assure you that we will stabilize this business readily. Our success will depend in large part on our continual, timely development and commercialization of new or enhanced products and services that address evolving market requirements and are attractive to customers. The life science and clinical diagnostic research markets are characterized by rapid and significant technological changes, frequent new product introductions and enhancements, evolving industry standards and changing customer needs. Standardization of tools and systems for genetic research is still ongoing and we cannot assure you that our products will emerge as the standard for genetic research. Other companies may introduce new technologies, techniques, products or services that render our products or services obsolete or uneconomical. If we do not appropriately innovate and invest in new technologies, then our technologies will become dated and our customers could move to new technologies offered by our competitors.
As a result, we are continually looking to develop, license or acquire new or enhanced technologies, products and services to further broaden and deepen our offerings. Some factors affecting market acceptance of our products and services:
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
In addition, the agreements governing the Senior Secured Credit Facility contain restrictive covenants imposing operating and financial restrictions on us, including restrictions that may limit our ability to finance future operations or capital needs or to engage in other business activities. See the risk factor below entitled "We may not be able to finance future needs or adapt our business plan to changes because of restrictions placed on us by our Senior Secured Credit Facility and future instruments governing our indebtedness." In April 2013, following a restructuring and lower than expected revenues in the first quarter of 2013, we and the Lenders amended the Senior Secured Credit Facility to (1) provide a limited waiver of defaults arising from our failure to comply with the senior leverage ratio and total leverage ratio as of March 31, 2013; (2) amend the covenants to increase our leverage ratios under the Senior Credit Facility. Refer to Note 9. "Long-Term Debt Obligations" for further details regarding this amendment. If our revenue continues to decline, we may have to make further amendments to the Senior Secured Credit Facility and we cannot assure you that the Lenders will agree to amend the Senior Secured Credit Facility in such situations and if they do, whether they will require us to pay significant consideration for such amendment.
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
Our failure to comply with these covenants could result in a default under the agreements governing the relevant indebtedness. In addition, unless cured or waived, the default could result in an acceleration under our other instruments that contain cross-acceleration or cross-default provisions, which could require us to repay or repurchase indebtedness, together with accrued interest, prior to the date it otherwise is due and that could adversely affect our financial condition. If a default occurs under the Senior Secured Credit Facility, the lenders could cause all of the outstanding debt obligations under the facility to become due and payable, which would result in a default under our 4.00% Notes and could lead to an acceleration of obligations related to such notes. Upon a default or cross-default, the agent, at the direction of some or all of the lenders under the Senior Secured Credit Facility, could foreclose against the collateral. Even if we are able to comply with all of the applicable covenants, the restrictions on our ability to manage our business in our sole discretion could adversely affect our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities that we believe would be beneficial to us.
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
Prior to 2002, we incurred losses each year since our inception, and we reported losses in 2006, from 2008 through 2012 and for first quarter of 2013. As a result, we had an accumulated deficit of approximately $506.1 million as of March 31, 2013. Our ability to achieve sustained profitability will depend, in part, on the rate of growth, if any, of our revenue and on the level of our expenses. In 2012 and the first quarter of 2013, our business was affected by a drop in the volume of sales of our in-vitro transcription arrays in our Expression business that was partially offset by an increase in our Cytogenetics and Axiom products in our Genetic Analysis and Clinical Applications business. This led to an overall decrease in revenue as compared to the same prior-year period. There can be no assurance that our revenue will not continue to decrease in future periods. We announced a corporate restructuring program to reduce our costs, however, there can be no assurance that the anticipated cost savings will materialize. We expect to continue incurring significant expenses related to research and development, sales and marketing efforts to commercialize our products, litigation and non-cash stock based compensation, and we expect to continue to experience fluctuations in our operating results. If our revenue grows more slowly than we anticipate, or if our operating expenses are above what we expect or cannot be reduced in the event of lower revenue, we may not become profitable on a sustained basis, or at all.

If we do not attract and retain key employees, our business could be impaired.
To be successful, we must attract and retain qualified scientific, engineering, manufacturing, sales, marketing and management personnel. To expand our research, product development and sales efforts we need additional people skilled in areas such as bioinformatics, organic chemistry, information services, regulatory affairs, manufacturing, sales, marketing and technical support. Competition for these people is intense, and our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating existing employees. For example, our stock price has been volatile in recent years, resulting in a significant number of stock options granted to our employees having a strike price that is higher than the current trading price of our common stock. In addition, following the Acquisition, in order to retain and incentivize key eBioscience employee as we integrate the business, we granted certain employees performance-based restricted stock units ("PRSUs") as further described in Note 5. "Stockholders' Equity and Share-Based Compensation Expense"; we cannot be assured that these equity awards will be successful in retaining and incentivizing such employees. If we are unable to hire, train and retain a sufficient number of qualified employees, we will not be able to expand our business or our business could be adversely affected.
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
The market price for our common stock has varied between a high of $5.50 on June 18, 2012, and a low of $2.96 on November 16, 2012 in the twelve-month period ending on March 31, 2013. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including those listed in this "Risk Factors" section and other, unknown factors. Our stock price also may be affected by comments by securities analysts regarding our business or prospects, our issuance of common stock or other equity securities, our inability to meet analysts' expectations, general fluctuations in the stock market or in the stock prices of our industry peers or our customers and general conditions and publicity regarding the genomics, biotechnology, pharmaceutical or life science industries. This volatility may affect the price at which you could sell the common stock you receive upon conversion of your notes.
In addition, the sale of substantial amounts of our common stock could adversely impact its price. As of March 31, 2013, we had outstanding approximately 71.1 million shares of our common stock and options to purchase approximately 6.0 million shares of our common stock (of which approximately 3.2 million were exercisable as of that date). We also had outstanding approximately 3.9 million shares underlying restricted stock awards and restricted stock units as of March 31, 2013. As of March 31, 2013, we also had outstanding $105.0 million aggregate principal amount of our 4.00% Notes, which are convertible into shares of our common stock. We have reserved a total of approximately 13.1 million shares of our common stock to satisfy the settlement obligations of such notes. The sale or the availability for sale of a large number of shares of our common stock in the public market could cause the price of our common stock to decline.
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
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On March 29, 2013, we entered into a separation agreement with our form General Counsel, John F. Runkel, which is filed as Exhibit 10.49 to this quarterly report. In addition, on March 22, 2013, we entered into a three-month consulting agreement with Mr. Runkel for $4,000 per month for providing advice on various legal matters.

ITEM 6. EXHIBITS
Exhibit Number	Description of Document

10.47	Offer Letter from the Company to David Weber dated December 2, 2011.
10.48	Consulting Agreement between the Company and John F. Runkel, Jr. dated March 21, 2013.
10.49	Separation Agreement between the Company and John F. Runkel, Jr. dated March 29, 2013.
10.50	Third Amendment and Limited Waiver to Credit Agreement dated April 8, 2013.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
EX-101.INS	XBRL Instance Document(2)
EX-101.SCH	XBRL Taxonomy Extension Schema Document(2)
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(2)
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(2)
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document(2)
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(2)

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

May 1, 2013

Duly Authorized Officer and Principal Financial
And Accounting Officer