Form 10-Q/A
period 2013-05-03
AFFYMETRIX INC
filed 2013-05-03
CIK 913077

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
(Amendment No. 1 to Form 10-Q)
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

EXPLANATORY NOTE
The sole purpose of this Amendment No. 1 on Form 10-Q/A (the "Amendment") to the Quarterly Report on Form 10-Q for the period ended March 31, 2013 (the "Form 10-Q"), filed by Affymetrix, Inc. (the "Company") with the Securities and Exchange Commission on May 1, 2013, is to correct a typographical error in Exhibit 32. In the Form 10-Q, Exhibit 32 stated that the Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (the "906 Certification"), was in connection with the period ended March 31, 2012 instead of the correct date, March 31, 2013. As such, the Amendment revises the date to be for the period ended March 31, 2013 in the 906 Certification.
This Amendment does not otherwise change or update the disclosures set forth in the Form 10-Q as originally filed and does not otherwise reflect events occurring after the original filing of the Form 10-Q.

ITEM 6. EXHIBITS
Exhibit Number	Description of Document

10.47‡	Offer Letter from the Company to David Weber dated December 2, 2011.
10.48‡	Consulting Agreement between the Company and John F. Runkel, Jr. dated March 21, 2013.
10.49‡	Separation Agreement between the Company and John F. Runkel, Jr. dated March 29, 2013.
10.50‡	Third Amendment and Limited Waiver to Credit Agreement dated April 8, 2013.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

‡ Previously filed as part of our Quarterly Report on Form 10-Q for the period ended March 31, 2013 with the Securities and Exchange Commission on May 1, 2013, which this Amendment No. 1 on Form 10-Q/A amends.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
	By:	/s/ TIMOTHY C. BARABE
	Name:	Timothy C. Barabe
	Title:	Executive Vice President and Chief Financial Officer

May 3, 2013

Duly Authorized Officer and Principal Financial
And Accounting Officer