Form 10-Q
period 2013-06-30
AFFYMETRIX INC
filed 2013-08-06
CIK 913077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

COMMON SHARES OUTSTANDING ON JULY 31, 2013: 71,571,365

AFFYMETRIX, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AFFYMETRIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2013	December 31, 2012
	(Unaudited)	(See Note 1)
ASSETS:
Current assets:
Cash and cash equivalents	$43,674	$25,671
Restricted cash	412	699
Available-for-sale securities	—	9,366
Accounts receivable, net	46,962	53,893
Inventories—short-term portion	69,210	72,691
Deferred tax assets—short-term portion	294	359
Prepaid expenses and other current assets	8,632	10,126
Total current assets	169,184	172,805
Property and equipment, net	23,330	28,663
Inventories—long-term portion	6,454	11,772
Goodwill	159,108	159,736
Intangible assets, net	140,610	152,718
Deferred tax assets—long-term portion	401	3,394
Other long-term assets	13,086	15,206
Total assets	$512,173	$544,294

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued liabilities	$38,977	$50,355
Convertible notes—short-term portion	—	3,855
Term loan—short-term portion	12,750	12,713
Deferred revenue—short-term portion	19,382	8,498
Total current liabilities	71,109	75,421
Deferred revenue—long-term portion	3,303	3,450
Convertible notes	105,000	105,000
Term loan—long-term portion	54,150	60,563
Other long-term liabilities	20,813	22,689
Stockholders’ equity:
Common stock	714	710
Additional paid-in capital	763,176	759,549
Accumulated other comprehensive income	4,842	6,302
Accumulated deficit	(510,934)	(489,390)
Total stockholders’ equity	257,798	277,171
Total liabilities and stockholders’ equity	$512,173	$544,294
See accompanying Notes to the Condensed Consolidated Financial Statements

AFFYMETRIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
REVENUE:		(See Note 1)		(See Note 1)
Product sales	$74,170	$58,505	$145,728	$116,996
Services and other	5,294	7,898	11,681	14,654
Total revenue	79,464	66,403	157,409	131,650
COSTS AND EXPENSES:
Cost of product sales	33,587	24,363	68,021	47,928
Cost of services and other	3,706	3,319	7,213	7,098
Research and development	11,959	13,588	24,207	26,919
Selling, general and administrative	33,518	40,526	68,638	68,450
Restructuring charges	(355)	—	4,487	—
Total costs and expenses	82,415	81,796	172,566	150,395
Loss from operations	(2,951)	(15,393)	(15,157)	(18,745)
Interest income and other, net	89	2,276	432	2,302
Interest expense	2,724	218	5,622	1,198
Loss before income taxes	(5,586)	(13,335)	(20,347)	(17,641)
Income tax provision (benefit)	521	(36,984)	1,196	(37,073)
Net (loss) income	$(6,107)	$23,649	$(21,543)	$19,432

Basic net (loss) income per common share	$(0.09)	$0.34	$(0.30)	$0.28
Diluted net (loss) income per common share	$(0.09)	$0.33	$(0.30)	$0.27

Shares used in computing basic net (loss) income per common share	71,154	70,161	71,038	70,069
Shares used in computing diluted net (loss) income per common share	71,154	71,918	71,038	72,263
See accompanying Notes to the Condensed Consolidated Financial Statements

AFFYMETRIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
		(See Note 1)		(See Note 1)
Net (loss) income	$(6,107)	$23,649	$(21,543)	$19,432
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	1,268	(111)	(1,856)	(266)
Unrealized change in available-for-sale and non-marketable securities	(55)	(214)	(331)	391
Unrealized change in cash flow hedges	(361)	248	727	(268)
Net change in other comprehensive income (loss), net of tax	852	(77)	(1,460)	(143)
Comprehensive (loss) income	$(5,255)	$23,572	$(23,003)	$19,289
See accompanying Notes to the Condensed Consolidated Financial Statements

AFFYMETRIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:		(See Note 1)
Net (loss) income	$(21,543)	$19,432
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	20,427	14,210
Amortization of inventory step-up in fair value	9,084	—
Share-based compensation	3,110	12,598
Deferred tax assets	—	(44,643)
Other non-cash transactions	479	(263)
Changes in operating assets and liabilities:
Accounts receivable, net	6,253	140
Inventories	(1,128)	2,625
Prepaid expenses and other assets	1,704	2,006
Accounts payable and accrued liabilities	(5,796)	(10,585)
Deferred revenue	10,783	553
Other long-term liabilities	(1,661)	393
Net cash provided by (used in) operating activities	21,712	(3,534)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	—	(308,011)
Proceeds from sales of available-for-sale securities	9,364	52,063
Proceeds from maturities of available-for-sale securities	—	388
Capital distribution from non-marketable investments	—	681
Capital expenditures	(2,271)	(5,174)
Purchase of non-marketable investment	(200)	—
Purchase of technology rights	(440)	(1,950)
Net cash provided by (used in) investing activities	6,453	(262,003)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	521	338
Payments of term loan	(6,376)	—
Net proceeds from term loan	—	80,500
Net proceeds from issuance of 4.00% convertible senior notes	—	101,062
Bond and loan issuance costs	(228)	—
Repurchase of 3.50% senior convertible notes	(3,855)	(91,614)
Net cash (used in) provided by financing activities	(9,938)	90,286
Effect of exchange rate changes on cash and cash equivalents	(224)	46
Net increase (decrease) in cash and cash equivalents	18,003	(175,205)
Cash and cash equivalents at beginning of period	25,671	201,937
Cash and cash equivalents at end of period	$43,674	$26,732
See accompanying Notes to the Condensed Consolidated Financial Statements

AFFYMETRIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
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

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying Condensed Consolidated Balance Sheet as of June 30, 2013, and the Condensed Consolidated Statements of Operations, Comprehensive (Loss) Income and Cash Flows for the three and six month periods ended June 30, 2013 and 2012 are unaudited. The Condensed Consolidated Balance Sheet as of December 31, 2012 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 1, 2013. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes to those financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The accompanying Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2012 includes adjustments that were made during the three months ended September 30, 2012 upon finalization of the valuation of certain assets acquired and liabilities assumed from the acquisition of eBioscience Holdings, Inc. ("eBioscience") discussed in Note 2. “Acquisition”. Such adjustments are considered to have occurred as of June 25, 2012 (the "Acquisition Date"). Thus, the Company's comparative financial statements as of June 30, 2012 and for the three and six months then ended have been recast to reflect these adjustments. Refer to Note 12. "Income Taxes" for further information.

There have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 except as otherwise described below:

Comprehensive (Loss) Income

Comprehensive (loss) income is comprised of net loss and other comprehensive (loss) income. Other comprehensive (loss) income includes foreign currency translation adjustments, unrealized gains and losses on the Company’s available-for-sale securities that are excluded from net loss, and unrealized gains and losses on cash flow hedges. Total comprehensive (loss) income has been disclosed in the accompanying Condensed Consolidated Statements of Comprehensive (Loss) Income.

During the first quarter of 2013, the Company adopted Accounting Standards Update (“ASU”) 2013-2, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income which requires filers to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net loss. The following table summarizes the amounts reclassified out of accumulated other comprehensive income, net of tax, for the six months ended June 30, 2013 (in thousands):

	December 31, 2012	(Decrease)/ Increase	Reclassification Adjustments		June 30, 2013
Foreign currency translation adjustments	$5,374	$(1,857)	$—		$3,517
Unrealized change in available-for-sale and non-marketable securities	896	(231)	(99)	(1)	566
Unrealized change in cash flow hedges	32	1,424	(697)	(2)	759
Total accumulated other comprehensive income, net of tax	$6,302	$(664)	$(796)		$4,842

(1)	Net gain recognized in Interest income and other, net.

(2)
Net gain recognized in Revenue, except for $0.2 million gain that was recognized in Interest income and other, net due to hedging ineffectiveness. See Note 4. “Financial Instruments–Derivative Financial Instruments” for further information.

NOTE 2—ACQUISITION

On June 25, 2012 (the “Acquisition Date”), pursuant to the terms of an Amended and Restated Agreement and Plan of Merger (the "Acquisition Agreement"), a wholly-owned subsidiary of the Company merged with and into eBioscience, Inc. (“eBioscience”) with eBioscience surviving as a wholly-owned subsidiary of the Company (the "Acquisition"). eBioscience specializes in the development, manufacturing, marketing and distribution of research tools in the areas of flow cytometry, immunoassays, microscopic imaging and other protein-based analyses.

The results of operations of the acquired eBioscience business and the fair values of the assets acquired and liabilities assumed have been included in the accompanying Condensed Consolidated Financial Statements since the Acquisition. During the three and six months ended June 30, 2013, revenue recognized from eBioscience was $18.8 million and $37.9 million, respectively. For the three and six months ended June 30, 2013, the Company recorded a net loss from eBiosciences of $4.2 million and $8.2 million, respectively. The Company considered the eBioscience fair value analysis to be final as of December 31, 2012.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table details the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 (in thousands):

	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
June 30, 2013
Assets:
Derivative assets	$—	$804	$804

Liabilities:
Derivative liabilities	$—	$93	$93

December 31, 2012
Assets:
U.S. government obligations and agency securities	$—	$6,829	$6,829
U.S. corporate debt	—	664	664
Foreign corporate debt and equity securities	—	1,873	1,873
Total	$—	$9,366	$9,366

Derivative assets	$—	$842	$842

Liabilities:
Derivative liabilities	$—	$829	$829

The Company’s Level 2 input assumptions are determined based on review of third-party sources.

The fair value of the Company’s derivative assets and liabilities is based on the estimated consideration the Company would pay or receive to terminate these agreements on the reporting date as determined by quoted prices for such instruments in active markets. The derivative assets and liabilities are located in Other current assets and Accrued liabilities, respectively, in the accompanying Condensed Consolidated Balance Sheets.

As of June 30, 2013 and December 31, 2012, the Company had no financial assets or liabilities measured on a recurring basis requiring Level 3 classification, including those that have unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets and liabilities.

Debt Obligations

Debt obligations are not recorded at fair value on a recurring basis and are carried at amortized cost. The fair value of the Company's 4.00% Convertible Senior Notes (“4.00% Notes”) is based on quoted market prices at the balance sheet date and categorized within Level 1 of the fair value hierarchy. At June 30, 2013, the fair value of the 4.00% notes was approximately $106.1 million. The fair value of the third-party financing (“Term Loan”) approximated its carrying value and is categorized within Level 3 of the fair value hierarchy. At June 30, 2013, the fair value of the Term Loan was $66.9 million. See Note 9. “Debt Obligations” for further information on the Company’s debt obligations.

NOTE 4—FINANCIAL INSTRUMENTS

Investments in Debt and Equity Securities

The fair values of the Company’s available-for-sale securities are based on quoted market prices and are included in cash and cash equivalents and available-for-sale securities on the accompanying Condensed Consolidated Balance Sheets based on each respective security’s maturity.

During the first quarter of 2013, the Company liquidated its entire portfolio of available-for-sale securities. The available-for-sale securities were sold for total cash consideration of $9.4 million and the resulting net gain on sale of $0.1 million was recognized in Interest income and other, net in the accompanying Condensed Consolidated Statements of Operations.

The following is a summary of available-for-sale securities as of December 31, 2012 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government obligations and agency securities	$6,775	$54	$—	$6,829
U.S. corporate debt	651	13	—	664
Foreign corporate debt and equity securities	1,837	36	—	1,873
Total available-for-sale securities	$9,263	$103	$—	$9,366

Non-Marketable Securities

As of June 30, 2013 and December 31, 2012, the carrying amounts of the Company’s non-marketable securities, totaling $4.3 million and $4.4 million, respectively, equaled their estimated fair values. They consist primarily of an investment in a limited partnership investment fund who invests in companies in the life science industry and are located in the United States. The investments are initially valued at the purchase price and subsequently on the basis of inputs that market participants would use in pricing such investments. The portfolio of investments includes Level 1 publicly-traded equity securities and Level 3 equity securities and notes. There was no other-than-temporary impairment recognized during the six months ended June 30, 2013 and 2012. Net investment results are included in Interest income and other, net in the accompanying Condensed Consolidated Statements of Operations. Depending on market conditions, the Company may incur additional charges on this investment portfolio in the future.

Derivative Financial Instruments

The Company derives a portion of its revenues in foreign currencies, predominantly in Europe and Japan, as part of its ongoing business operations. In addition, a portion of its assets is held in the non US-Dollar functional currencies of its subsidiaries. The Company enters into foreign currency forward contracts to manage a portion of the volatility related to transactions that are denominated in foreign currencies. The Company’s foreign currency forward contracts are entered into for periods consistent with the related underlying exposures and do not constitute positions that are independent of those exposures. The Company’s accounting policies for these instruments are based on whether the instruments are classified as designated or non-designated hedging instruments. The Company recognizes derivatives on its accompanying Condensed Consolidated Balance Sheets at fair value. The effective portions of designated cash flow hedges are recorded in Other Comprehensive Income (“OCI”) until the hedged item is recognized in earnings. As of June 30, 2013, the Company’s existing foreign currency forward exchange contracts mature within 12 months. The deferred amount related to the Company’s derivatives currently recorded in OCI and expected to be recognized into earnings over the next 12 months is a net gain of $0.8 million. Derivatives that are not designated as hedging instruments and the ineffective portions of cash flow hedges are adjusted to fair value through earnings.

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in OCI associated with such derivative instruments are reclassified immediately into operations through Interest income and other, net. Any subsequent changes in fair value of such derivative instruments are reflected in Interest income and other, net unless they are re-designated as hedges of other transactions. During the six months ended June 30, 2013, the Company recognized $0.2 million in net gains in Interest income and other, net, related to the loss of hedge designation on a portion of cash flow hedges related to the Japanese yen that were deemed ineffective due to lower-than-forecasted revenue from Japan. No additional hedges are deemed ineffective as of June 30, 2013. No cash flow hedges were de-designated during the six months ended June 30, 2013.

Under the Credit Agreement as defined in Note 9. “Long-Term Debt Obligations”, the Company is required to maintain derivative contracts to protect against fluctuations in interest rates with respect to at least 35% of the aggregate principal amount of the Term Loan, as defined in Note 9. “Long-Term Debt Obligations,” then outstanding, with such derivative contracts being required to have at least a three-year term. Accordingly, the Company has entered into an interest rate swap (the “Interest Rate Swap”) for which the notional amount was originally set at $27.5 million, with quarterly reduction to the notional amount consistent with the mandatory amortization schedule of the Term Loan. The Interest Rate Swap calls for quarterly fixed rate payments of 1.70% of the notional amount in exchange for a variable rate quarterly receipts equal to a 3-month LIBOR rate with a floor of 1.50%. The Interest Rate Swap terminates on June 25, 2015.

The Company did not designate the Interest Rate Swap as a hedging instrument and will recognize adjustments to fair value through Interest and other income on the accompanying Condensed Consolidated Statements of Operations at each reporting date. As of June 30, 2013, the fair value of the Interest Rate Swap was $0.1 million.

As of June 30, 2013 and December 31, 2012, the total notional values of the Company’s derivative assets and liabilities were as follows (in thousands):

	June 30, 2013	December 31, 2012
Euro	$18,363	$16,933
Japanese Yen	3,677	10,542
British Pound	4,373	4,278
Interest rate swap	27,519	27,519
Total	$53,932	$59,272

Other than the Interest Rate Swap, the Company did not have any derivative assets or liabilities that were not designated or qualifying as hedges at either June 30, 2013 or December 31, 2012.

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

The following table shows the Company’s derivative assets and liabilities measured at fair value as reflected on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012	Balance Sheet Classification
Derivative assets:
Foreign exchange contracts	$804	$842	Other current assets
Derivative liabilities:
Foreign exchange contracts	19	752	Accrued liabilities
Interest rate swap	74	77	Accrued liabilities

The following table shows the effect, net of tax, of the Company’s derivative instruments on the accompanying Condensed Consolidated Statements of Operations and Other Comprehensive Income (OCI) for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Derivatives in cash flow hedging relationships:
Net (loss) gain recognized in OCI, net of tax (1)	$(361)	$248	$725	$(268)
Net gain reclassified from accumulated OCI into Revenue, net of tax (2)	254	697	1,081	1,215
Net gain reclassified from accumulated OCI into Interest income and other, net, net of tax (3)	—	—	158	—
Net gain recognized in Interest income and other, net, net of tax (4)	30	3	45	28
Derivatives not designated as hedging relationships:
Net gain (loss) recognized in Interest income and other, net, net of tax (5)	4	22	147	(126)

(1)	Net change in the fair value of the effective portion classified in OCI

(2)	Effective portion classified as Revenue

(3)	Ineffective portion classified as Interest income and other, net

(4)	Amount excluded from effectiveness testing classified as Interest income and other, net

(5)	Classified in Interest and other, net

NOTE 5—STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION EXPENSE

Share-based Compensation Plans

The Company has a share-based compensation program, most recently, the 2000 Amended and Restated Equity Incentive Plan (the “Plan”), that provides the Board of Directors broad discretion in creating equity incentives for employees, officers, directors and consultants. This program includes incentive and non-qualified stock options and non-vested stock awards (also known as restricted stock) granted under various stock plans. As of June 30, 2013, the Company had approximately 5.3 million shares of common stock reserved for future issuance under its share-based compensation plans including 2.0 million shares of common stock authorized for issuance under the Company’s 2012 Inducement Plan that was adopted by the Board of Directors in June 2012. New shares are issued as a result of stock option exercises, restricted stock units vesting and restricted stock award grants.

The Company recognized share-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Costs of product sales	$262	$340	$429	$712
Research and development	202	306	531	673
Selling, general and administrative	812	9,560	2,150	11,213
Total share-based compensation expense	$1,276	$10,206	$3,110	$12,598

As of June 30, 2013, $10.9 million of total unrecognized share-based compensation expense related to non-vested awards is expected to be recognized over the respective vesting terms of each award through 2017. The weighted‑average terms of the unrecognized share-based compensation expense are 2.6 years for stock options and 2.2 years for restricted stock.

Stock Options

The fair value of options was estimated at the date of grant using the Black Scholes Merton option pricing model with the following weighted‑average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Risk free interest rate	0.9%	0.7%	0.9%	0.8%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	68%	67%	68%	67%
Expected option term (in years)	4.6	4.6	4.6	4.6

The risk free interest rate for periods within the contractual life of the Company’s stock options is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term is derived from an analysis of the Company’s historical exercise trends over 10 years. The expected volatility is based on a blend of historical and market‑based implied volatility. Using the assumptions above, the weighted‑average grant date fair value of options granted during the three months ended June 30, 2013 and 2012, was $2.10 and $2.55, respectively, and during the six months ended June 30, 2013 and 2012, was $2.10 and $2.48, respectively.

Performance-Based Awards

In 2011, the Compensation Committee of the Company’s Board of Directors approved a grant of performance-based restricted stock units (“PRSUs”) under the Plan to the Company’s Chief Executive Officer (“CEO”) that is earned annually in four equal tranches based on his performance in the applicable fiscal year (the “Performance Period”). The PRSUs entitle the CEO to receive a certain number of shares of the Company’s common stock based on the Company’s satisfaction of certain financial and strategic performance goals as set and approved by the Board of Directors annually during the first quarter of the Company’s fiscal year. Based on the achievement of the performance conditions during each Performance Period, the final settlement of the PRSU award will vest twelve months following the end of each Performance Period. The PRSU award will be forfeited if the performance goals are not met or if the executive officer is no longer employed at the vest date.

The number of shares underlying the PRSUs that were granted to the CEO during 2011 totaled 0.2 million shares. As of June 30, 2013, performance conditions pertaining to 0.1 million shares of the PRSUs were achieved. The Company expects that an additional 45,400 shares of the PRSUs, with a grant date fair value of $4.67 per PRSU, will vest with respect to the Performance Period ending December 31, 2013 and the fair value of such PRSU’s is being amortized on a straight-line basis over the related service period. The total compensation cost related to PRSUs granted but not yet recognized was $0.2 million as of June 30, 2013.

During July 2012, the Compensation Committee granted certain PRSUs following the acquisition of eBioscience referred to as an Acquisition Performance Share Program (the “Program”). The purpose of the Program is to align key management and senior leadership with stockholders’ interests and to retain key employees. The measurement periods for the Program are the twelve month periods ended June 30, 2013 and June 30, 2014, respectively. Members of eBioscience management and other key employees are participating in the Program. Awards granted under the Program are granted in the form of performance shares pursuant to the terms of the Company’s 2012 Inducement Plan. If pre-determined eBioscience specific performance goals are met, shares of stock will be granted to the recipient, vesting one month following the performance period representing the date of certification of achievement, contingent upon the recipient’s continued service to the Company.

In 2012, the Company awarded 0.9 million PRSUs under the Program at a grant date fair value of $4.16 per PRSU and expects 28% of the PRSUs will vest. The fair value of the PRSUs is being amortized on a straight-line basis over the related service period. The total compensation cost related to PRSUs granted but not yet recognized was approximately $0.3 million as of June 30, 2013.

During the first quarter of 2013, the Compensation Committee granted certain PRSUs following the most recent restructuring referred to as the 2013 Program. The purpose of the 2013 Program is to retain key employees. The measurement period for the 2013 Program is the twelve month period ended December 31, 2013 and the awards granted under the 2013

Program are granted in the form of performance shares pursuant to the terms of our 2000 Plan. Dependent on the level of achievement of pre-determined financial performance goals, shares of stock will vest in equal installments over two or four years. The level of achievement of financial performance will be assessed during the first quarter of fiscal 2014 after which the share of stock will be issued to the participants, contingent upon the recipient’s continued service to the Company.

In 2013, the Company awarded 0.3 million PRSUs under the 2013 Program at a grant date fair value of $3.84 per PRSU and does not expect these PRSUs will vest.

Employee Stock Purchase Plan

In August 2011, the Company’s Board of Directors adopted the 2011 Employee Stock Purchase Plan (“ESPP”) that was approved by the Company’s stockholders on May 11, 2012. The ESPP reserved a total of 7.0 million shares of the Company’s common stock for issuance under the plan and permits eligible employees to purchase common stock at a discount through payroll deductions.

The price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first day of the offering period or the last day of the purchase period, whichever is lower. The offering periods are 12 months and include two 6 months purchase periods that result in a look-back for determining the purchase price of up to 12 months. Employees can invest up to 15% of their gross compensation through payroll deductions. In no event would an employee be permitted to purchase more than 750 shares of common stock during any six-month purchase period. The initial offering period commenced in November 2011. As of June 30, 2013, there were 308 participants in the plan. Included in total share-based compensation cost for the three and six months ended June 30, 2013 was $0.1 million and $0.3 million, respectively, related to the ESPP.

During the three and six months ended June 30, 2013 and 2012, the fair value of shares under the ESPP was estimated using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Risk free interest rate	0.1%	0.1%	0.1%	0.1%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	52.6%	67%	52.6%	67%
Expected term (in years)	0.6	0.8	0.6	0.8

NOTE 6—INVENTORIES

At June 30, 2013 and December 31, 2012, inventories consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Raw materials	$12,007	$11,167
Work-in-process	30,843	35,562
Finished goods	32,814	37,734
Total	$75,664	$84,463

Short-term portion	69,210	72,691
Long-term portion	6,454	11,772

Inventory at June 30, 2013 includes unamortized fair value step-up in basis of $10.5 million as a result of the Acquisition. Amortization expense on the fair value step-up during the six months ended June 30, 2013 was $9.1 million.

NOTE 7—GOODWILL AND INTANGIBLE ASSETS

The gross carrying amounts and net book values of the Company’s definite-lived intangible assets are as follows (in thousands):

	Carrying Value, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted Average Useful Life
	December 31, 2012	(Decrease)/ Increase (1)	June 30, 2013	December 31, 2012	(Increase)/ Decrease (2)	June 30, 2013	December 31, 2012	June 30, 2013
Customer relationships	$76,874	$(294)	$76,580	$(14,346)	$(3,529)	$(17,875)	$62,528	$58,705	11 years
Developed technologies	76,814	(304)	76,510	(18,489)	(2,902)	(21,391)	58,325	55,119	10 years
Trademarks and tradenames	17,818	(4)	17,814	(3,009)	(1,694)	(4,703)	14,809	13,111	5 years
Other contractual agreements	3,055	(14)	3,041	(785)	(756)	(1,541)	2,270	1,500	2 years
Licenses	81,156	481	81,637	(66,370)	(3,092)	(69,462)	14,786	12,175	14 years
Total definite-lived intangible assets	$255,717	$(135)	$255,582	$(102,999)	$(11,973)	$(114,972)	$152,718	$140,610

(1)	Includes a decrease in carrying value of $0.6 million related to foreign currency translation

(2)	The impact of foreign currency translation on accumulated amortization was not significant.

The expected future annual amortization expense of the Company’s intangible assets is as follows (in thousands):

For the Year Ending December 31,	Amortization Expense
2013, remainder thereof	$11,577
2014	20,843
2015	14,696
2016	13,173
2017	11,498
Thereafter	68,823
Total	$140,610

Change in the Company’s goodwill during the six months ended June 30, 2013 is as follows (in thousands):

Balance at December 31, 2012	$159,736
Effects of foreign currency change	(628)
Balance at June 30, 2013	$159,108

NOTE 8—WARRANTIES

The Company provides for anticipated warranty costs at the time the associated product revenue is recognized. Product warranty costs are estimated based upon the Company’s historical experience and the applicable warranty period. The Company periodically reviews the adequacy of its warranty reserve and adjusts, if necessary, the warranty percentage and accrual based on actual experience and estimated costs to be incurred. Information in regards to the changes in the Company’s product warranty liability for the six months ended June 30, 2013 is as follows (in thousands):

Balance at December 31, 2012	$802
Additions charged to cost of product sales	353
Repairs and replacements	(205)
Balance at June 30, 2013	$950

NOTE 9—LONG-TERM DEBT OBLIGATIONS

Term Loan

On June 25, 2012, the Company entered into a credit agreement (the “Credit Agreement”) by, and among, Affymetrix and its domestic subsidiaries, and General Electric Capital Corporation (“GE Capital”), Silicon Valley Bank and other financial institutions party thereto from time to time (collectively, the “Lenders”), as well as certain securities affiliates of the Lenders. The Credit Agreement provides for the Term Loan in an aggregate principal amount of $85.0 million and a revolving credit facility in an aggregate principal amount of $15.0 million (the “Revolving Credit Facility” and, together with the Term Loan, the “Senior Secured Credit Facility”), each with a term of 5 years. As of June 30, 2013, the Company had borrowed a total of $85.0 million under the Term Loan which was used to finance a portion of the Acquisition.

At the option of the Company (subject to certain limitations), borrowings under the Credit Agreement bear interest at either a base rate or at the London Interbank Offered Rate (“LIBOR”), plus, in each case, an applicable margin. Under the Base Rate Option, interest will be at the base rate plus 4.00% per annum, calculated on the basis of the actual number of days elapsed in a year of 365 or 366 days (as applicable) and payable quarterly in arrears. The base rate will be equal to the greatest of (a) the rate last quoted by The Wall Street Journal (or another national publication selected by GE Capital) as the U.S. “Prime Rate,” (b) the federal funds rate, plus 0.50% per annum and (c) LIBOR for an interest period of one month, plus 1.00% per annum. However, the base rate will not be less than a floor of 2.50% per annum. Under the LIBOR Option, interest will be determined based on interest periods to be selected by Affymetrix of one, two, three or six months (and, to the extent available to all relevant lenders, nine or 12 years) and will be equal to LIBOR, plus 5.00%, calculated based on the actual number of days elapsed in a 360-day year. However, LIBOR will be deemed not to be less than a floor of 1.50% per annum. Interest will be paid at the end of each interest period or, in the case of interest periods longer than three months, quarterly. In 2012, the Company entered into its Interest Rate Swap as required by the terms of the Credit Agreement with a third-party lending institution. Refer to Note 4. “Financial Instruments–Derivative Financial Instruments” for further information. At June 30, 2013, the applicable interest rate was approximately 6.50%.

The loans and other obligations under the Senior Secured Credit Facility are (i) guaranteed by substantially all of the Company’s domestic subsidiaries (subject to certain exceptions and limitations) and (ii) secured by substantially all of the assets of Affymetrix and each guarantor (subject to certain exceptions and limitations).

The Credit Agreement requires the Company to maintain a fixed charge coverage ratio of at least 1.5 to 1.0, a senior leverage ratio (which is the ratio of senior debt to trailing 12 months’ earnings before interest, taxes, depreciation, amortization and other one-time items (“EBITDAO”) not exceeding initially 2.00 to 1.00 and stepping down to 1.50 to 1.00; and a total leverage ratio (which is the ration of total debt to trailing 12 months’ EBITDAO) not exceeding initially 4.75 to 1.00 and stepping down to 3.50 to 1.00. The Credit Agreement also includes other covenants, including negative covenants that, subject to certain exceptions, limit Affymetrix’, and that of certain of its subsidiaries’, ability to, among other things: (i) incur additional debt, including guarantees by the Company or its subsidiaries, (ii) make investments, pay dividends on capital stock, redeem or repurchase capital stock, redeem or repurchase the Company’s senior convertible notes or any subordinated obligations, (iii) create liens and negative pledges, (iv) make capital expenditures, (v) dispose of assets, (vi) make acquisitions, (vii) create or permit restrictions on the ability of Affymetrix’ subsidiaries to pay dividends or make distributions to Affymetrix, (viii) engage in transactions with affiliates, (ix) engage in sale and leaseback transactions, (x)

consolidate or merge with or into other companies or sell all or substantially all the Company’s assets and (xi) change their nature of business, their organizational documents or their accounting policies.

Following the restructuring activity discussed in Note 15. “Restructuring” and lower-than-expected revenue in the first quarter of 2013, on April 8, 2013, the Company and the Lenders amended Credit Agreement to provide a limited waiver and to amend certain covenants with respect to fiscal year 2013 (the “Amendment”). Under the Amendment, the Lenders agreed to waive any event of default arising from the failure of the Company to comply with the total leverage ratio and senior leverage ratio for the three months ended March 31, 2013. For the quarters ended March 31, 2013 through September 30, 2013, the definition of EBITDAO was amended to allow the add back of up to $11.0 million of trailing twelve month restructuring and integration charges in the calculation of EBITDAO compared to an add back of up to $7 million prior to the Amendment. In addition, the quarterly senior leverage ratio was revised to not exceeding 1.80 to 1.00 for June 30, 2013 and September 30, 2013 compared to 1.75 and 1.00 for these periods prior to the Amendment. The total senior leverage multiple was revised to not exceeding 4.50 to 1.00, 4.75 to 1.00 and 4.50 to 1.00 for the quarters ending March 31, June 30 and September 30, 2013, respectively, as compared to the original total leverage ratio not exceeding 4.25 to 1.00 for each of these periods. As of June 30, 2013, the Company was in compliance with the covenants.

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

The Credit Agreement also contains events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-default and cross-acceleration to other indebtedness in excess of specified amounts, monetary judgment defaults in excess of specified amounts, bankruptcy or insolvency, actual or asserted invalidity or impairment of any part of the credit documentation (including the failure of any lien on a material portion of the collateral to remain perfected) and change of ownership or control defaults. In addition, the occurrence of a “fundamental change” under the indenture governing the 4.00% Notes would be an event of default under the Credit Agreement. As of June 30, 2013, the Company was in compliance with the covenants.

Additionally, the proceeds from the Term Loan are net of debt issuance costs of approximately $4.5 million which are being amortized using the effective interest method.

As of June 30, 2013, the Company had an outstanding principal balance of $66.9 million and incurred $1.7 million and $3.4 million, respectively, in interest expense under the Senior Secured Credit Facility for the three and six months ended June 30, 2013.

The Term Loan is scheduled to amortize in quarterly installments in amounts resulting in an annual amortization of 10% during the first year, 15% during the second year, 15% during the third year, 20% during the fourth year and 40% during the fifth year after June 25, 2012. The principal amount of unpaid maturities per the Credit Agreement is as follows (in thousands):

2013, remainder thereof	$—
2014	9,563
2015	13,813
2016	17,000
2017	26,524
Total	$66,900

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

Holders of the 4.00% Notes may convert their 4.00% Notes into shares of the Company’s stock at their option any time prior to the close of business on the business day immediately preceding the maturity date. The 4.00% Notes are initially convertible into approximately 170.0319 shares of the Company’s common stock per $1,000 principal amount of notes, which equates to 17,857,143 shares of common stock, or an initial conversion price of $5.88 per share of common stock. The conversion rate is subject to certain customary anti-dilution adjustments. In addition, following certain corporate events that occur prior to the maturity date, the Company will increase the conversion rate for a holder who elects to convert its notes in connection with such a corporate event in certain circumstances. Holders may also require the Company to repurchase for cash their notes upon certain fundamental changes.

On or after July 1, 2017, the Company can redeem for cash all or part of the 4.00% Notes if the last reported sale price per share of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period ending within 5 trading days prior to the date on which the Company provides notice of redemption. The redemption price will be equal to 100% of the principal amount of the 4.00% Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

As of June 30, 2013, the outstanding balance on the 4.00% Notes was $105.0 million and interest incurred for the three and six months ended June 30, 2013 was $1.2 million and $2.4 million, respectively.

3.50% Senior Convertible Notes

During the first quarter of 2012, the Company redeemed its remaining outstanding 3.50% Senior Convertible Notes for $3.9 million in total cash consideration, including accrued interest of $0.1 million. The notes were redeemed at par and the related deferred financing costs were written off.

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

The potential dilutive securities excluded from diluted earnings per common share were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Employee stock compensation plans	5,646	5,780	5,646	5,785
ESPP	14	—	14	—
Restricted stock subject to repurchase	3,887	2,026	3,887	2,057
Convertible notes	17,857	—	17,868	—
Total	27,404	7,806	27,415	7,842

NOTE 11—LEGAL PROCEEDINGS

The Company has been in the past, and continues to be, a party to litigation which has consumed, and may continue to consume, substantial financial and managerial resources. The Company could incur substantial costs and divert attention of management and technical personnel in defending against litigation, and any adverse ruling or perception of an adverse ruling could have a material adverse impact on the Company’s stock price. In addition, any adverse ruling could have a material adverse impact on the Company’s cash flow and financial condition. The results of any litigation or any other legal proceedings are uncertain and as of the date of this report, the Company has not accrued any liability with respect to any of the litigation matters listed below:

E8 Pharmaceuticals LLC

On July 1, 2008, the Company was named as a defendant in a complaint filed by plaintiffs E8 Pharmaceuticals LLC and Massachusetts Institute of Technology ("MIT") in the United States District Court of Massachusetts. In the complaint, the plaintiffs allege that the Company is infringing one patent owned by MIT and licensed to E8 Pharmaceuticals by making and selling the Company’s GeneChip® products to customers and teaching its customers how to use the products. The plaintiffs seek a permanent injunction enjoining the Company from further infringement, unspecified monetary damages, enhanced damages pursuant to 35 U.S.C. §284, costs, attorneys’ fees and other relief as the court deems just and proper. On September 4, 2012, the District Court issued its ruling construing key claims of the patent at issue. The parties thereafter stipulated to the dismissal of plaintiff’s claims and in September, the District Court dismissed the lawsuit in its entirety. On September 26, 2012, the plaintiffs filed an appeal with the United States Court of Appeals for the Federal Circuit appealing the District Court’s dismissal of the lawsuit. The Company will continue to vigorously defend against the plaintiffs’ claims.

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

Delaware Case: On April 6, 2012, Enzo filed a complaint against the Company in the United States District Court for the District of Delaware. In the complaint, plaintiff alleges that Affymetrix is infringing U.S. Patent No. 7064197 by making and selling certain GeneChip® products. The plaintiff seeks a preliminary and permanent injunction enjoining the Company from further infringement and unspecified monetary damages. The Company will vigorously defend against the plaintiff’s case. No trial date is set for this action.

Administrative Proceedings

The Company’s intellectual property is subject to a number of significant administrative actions. These proceedings could result in the Company’s patent protection being significantly modified or reduced, and the incurrence of significant costs and the consumption of substantial managerial resources. For the six months ended June 30, 2013, the Company did not incur significant costs in connection with administrative proceedings.

NOTE 12—INCOME TAXES

During the three and six months ended June 30, 2013, the Company recorded a provision for income taxes of approximately $0.5 million and $1.2 million, respectively. The provision for income taxes primarily consisted of foreign taxes.

Due to the Company’s history of cumulative operating losses, management concluded that, after considering all the available objective evidence, it is not more likely than not that all the Company’s net deferred tax assets will be realized. Accordingly, all of the U.S. deferred tax assets continue to be subject to a valuation allowance as of June 30, 2013.

As of June 30, 2013, there have been no material changes to the total amount of unrecognized tax benefits.

During the three and six months ended June 30, 2012, the company recorded an income tax benefit of approximately $37.0 million and $37.1 million, respectively. The income tax benefit resulted primarily from a reduction in the valuation allowance recorded against the Company's net deferred tax assets of $37.5 million recorded during the second quarter of 2012, due to deferred tax liabilities recognized for the difference between the fair value and carrying basis of certain tangible and intangible assets obtained as part of the Acquisition, which can be used as a source of income to support realization of certain domestic deferred tax assets.

As described in the Company's Quarterly Report on Form 10-Q for the nine months ended September 30, 2012 in Note 2. "Acquisition", the Condensed Consolidated Statements of Operations for the six months ended June 30, 2012 includes adjustments that were made upon finalization of the valuation of certain assets acquired and liabilities assumed from the acquisition of eBioscience Holdings, Inc. ("eBioscience"). Deferred tax liabilities recognized for the difference between the fair value and carrying basis of certain tangible and intangible assets obtained as part of the Acquisition can be used as a source of income when utilizing certain domestic deferred tax assets. The aforementioned purchase accounting adjustments that reduced certain tangible and intangible assets and reduced the related deferred tax liabilities resulted in an increase in the valuation allowance recorded against the Company's consolidated net deferred tax assets. Under Accounting Standards Codification ("ASC") 805-740, changes in an acquirer's valuation allowances that stem from a business combination should be recognized as an element of the acquirer's deferred income tax expense (benefit) in the reporting period that includes the business combination.  Such purchase accounting adjustments (also referred to as “measurement period adjustments”) are considered to have occurred as of June 25, 2012 (the "Acquisition Date"). As a result of the retrospective purchase accounting and related income tax valuation adjustments from the Acquisition, the Company recast its income tax benefit for the second quarter of 2012, lowering it by $7.2 million from net $44.3 million with a corresponding increase in valuation allowance. The Company's Condensed Consolidated Financial Statements as of and for the period ended June 30, 2012, were recast to reflect these adjustments.

NOTE 13—SEGMENT AND GEOGRAPHIC INFORMATION

The Company reports segment information on the “management” approach which designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. The Company has determined that its Chief Executive Officer is the Company’s chief operating decision maker (“CODM”) as he is responsible for reviewing and approving investments in the Company’s technology platforms and manufacturing infrastructure. Prior to 2012, the Company was organized as one reportable operating segment. Subsequent to the Acquisition, the Company’s business was reorganized into two reportable operating segments for financial reporting purposes, Affymetrix Core and eBioscience.

In 2012, the Company reorganized its business in the following four business units: Expression, Genetic Analysis and Clinical Applications, Life Science Reagents and Corporate. The Expression business unit markets the Company’s gene expression products and services, including in vitro transcription and other whole transcript arrays and associated reagents and software and our QuantiGene line comprised of low-to-mid-plex RNA analysis products. The Genetic Analysis and Clinical Applications business unit markets the Company’s genotyping and clinical array-systems, including cytogenetics products. The Life Science Reagents business unit targets the life science reagent markets, marketing reagents, enzymes, purification kits and biochemicals used by life science researchers. The Corporate business unit is comprised primarily of revenue from royalty arrangements, and field revenue from services provided to customers by the Company. The Company determined that its manufacturing operations are centralized and based on platforms that are used to produce various products that serve multiple applications and markets. Additionally, the business units share research, development and common corporate services that provide capital, infrastructure and functional support. Based on the facts and circumstances, the Company concluded that the four business units represent one reportable operating segment, Affymetrix Core.

The Company’s other reportable operating segment, eBioscience, was acquired in the second quarter of 2012 and operates as a separate business unit. eBioscience specializes in the development, manufacturing, marketing and distribution of research tools in the areas of flow cytometry reagents, immunoassays, microscopic imaging and other protein-based analyses. The Acquisition allows the Company to expand addressable markets and continue to diversify the business beyond genomics discovery into cell and protein analysis.

The Company evaluates the performance of its reportable operating segments based on revenue and income (loss) from operations. Revenue is allocated to each business unit based on product codes excluding eBioscience whose business is primarily operated on a stand-alone basis.

The following table shows revenue and loss from operations by reportable operating segment for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Affymetrix Core	$60,618	$65,027	$119,555	$130,274
eBioscience	18,846	1,376	37,854	1,376
Totals	$79,464	$66,403	$157,409	$131,650
Loss from operations:
Affymetrix Core	$1,251	$(15,552)	$(6,590)	$(18,904)
eBioscience	(4,202)	159	(8,567)	159
Totals	$(2,951)	$(15,393)	$(15,157)	$(18,745)

NOTE 14—RELATED PARTY TRANSACTIONS

In December 2011, the Company entered into an agreement under which it assigned one patent application and related know-how to Cellular Research, Inc. (“Cellular Research”), a company founded by the Company’s Chairman, Dr. Stephen P.A. Fodor. Dr. Fodor also owns a majority of the shares of Cellular Research. Pursuant to the agreement, Cellular Research shall pay single digit royalties to Affymetrix on sales of products covered by the assigned technology, and starting in December 2015, an annual minimum fee of $100,000. Affymetrix shall also have a right of first refusal to collaborate with Cellular Research for the development of certain new products and to supply arrays to Cellular Research under certain terms and conditions. As of June 30, 2013, no royalties had been earned pertaining to this agreement.

NOTE 15—RESTRUCTURING

In the fourth quarter of 2012, the Company initiated a cost reduction action that included workforce. During the first quarter of 2013, approximately 100 employees were notified of their involuntary termination. The Company estimates that the total restructuring charge associated with the plan will be approximately $6.3 million, substantially all of which is compensation and benefits afforded to terminated employees. During the year ended December 31, 2012, $1.8 million of restructuring expense related to employees who were notified prior to the end of the year was recognized. During the six months ended June 30, 2013, the Company recognized $4.5 million in restructuring expense and made substantially all of the cash payments, except for $0.3 million which was recorded at June 30, 2013 in Accounts payable and accrued liabilities on the accompanying Condensed Consolidated Balance Sheets. No additional costs are expected to be incurred, and the Company anticipates the remaining cash payments will be made during the third quarter of 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 should be read in conjunction with our financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012.

All statements in this quarterly report that are not historical are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act as amended, including statements regarding our strategic initiatives, anticipated cost savings, return to profitability and integration of and synergies related to eBioscience, as well as all other statements regarding our “goals,” “expectations,” “beliefs,” “intentions,” “strategies” or the like. Such statements are based on our current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Actual results or business conditions may differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, our capacity to identify and capitalize upon emerging market opportunities; risks relating to our ability to acquire new businesses and technologies and successfully integrate and realize the anticipated strategic benefits and cost savings or other synergies thereof, including our acquisition of eBioscience, in a cost-effective manner while minimizing the disruption to our business; risks that eBioscience’s future performance may not be consistent with its historical performance; risks relating to our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness; risks relating to our ability to develop and successfully commercialize new products and services; uncertainties related to cost and pricing of Affymetrix products; fluctuations in overall capital spending in the academic and biotechnology sectors; changes in government funding policies; our dependence on collaborative partners; the size and structure of our current sales, technology and technical support organizations; uncertainties relating to our suppliers and manufacturing processes; risks relating to our ability to achieve and sustain higher levels of revenue, higher gross margins and reduced operating expenses; uncertainties relating to technological approaches; global credit and financial market conditions; personnel retention; uncertainties relating to the FDA and other regulatory approvals; competition; risks relating to intellectual property of others and the uncertainties of patent protection and litigation; volatility of the market price of our common stock; unpredictable fluctuations in quarterly revenues; and the risk factors disclosed under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statements are based, except as required by law.

OVERVIEW

We are a leading provider of life science research and molecular diagnostic products that enable multiplex and parallel analysis of biological systems at the gene, protein and cellular level. We sell our products to genomic research centers, academic institutions, government and private laboratories, as well as pharmaceutical, diagnostic and biotechnology companies. Over 48,000 peer-reviewed papers have been published based on work using our products. We have approximately 1,100 employees worldwide and maintain sales and distribution operations across the United States, Europe, Latin America and Asia.

Reportable Operating Segments

Our operations consist of two reportable operating segments, Affymetrix Core and eBioscience. During both the three and six months ended June 30, 2013, Affymetrix Core accounted for approximately 76% of total revenue and eBioscience accounted for approximately 24% of total revenue.

Affymetrix Core is divided into four business units, with each unit having its own marketing groups to better serve customers and respond quickly to the market needs. In addition, the business units share research and development resources and common corporate services that provide capital, infrastructure, resources and functional support, allowing them to focus on core technological strengths to compete and innovate in their markets. Affymetrix Core manufacturing operations are based on platforms that are used to produce various Affymetrix Core products that serve multiple applications and markets. The following describes the four business units that form Affymetrix Core:

•	Expression: This business unit markets the Company’s GeneChip gene expression products and services, and the QuantiGene® line of low-to-mid-plex RNA measurement products.

•
Genetic Analysis and Clinical Applications: This business unit markets the Company’s genotyping products, such as the Axiom® product line, and products with clinical research applications, such as the CytoScan® cytogenetics arrays.

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

Acquired in 2012, eBioscience is operated as a separate business unit with its own research, marketing and manufacturing groups:

•
eBioscience: This reportable segment specializes in the development, manufacturing, marketing and distribution of research products in the areas of flow cytometry reagents, immunoassays, microscopic imaging and other protein-based analyses.

All of our business units sell their products through our Global Commercial Organization comprised of sales, field application and engineering support, and marketing personnel. We market and distribute our products directly to customers in North America, Japan and major European markets. In these markets, we have our own sales, service and application support personnel responsible for expanding and managing their respective customer bases. In other markets, such as Mexico, India, Brazil, the Middle East and Asia Pacific, including the People’s Republic of China, we sell our products principally, but not exclusively, through third party distributors that specialize in life science supply. For molecular diagnostic and industrial applications market opportunities, we supply our partners with arrays, reagents and instruments, which they incorporate into diagnostic products or other routine applications and assume the primary commercialization responsibilities.

See Note 13. “Segment and Geographic Information” for more information on our reportable operating segments.

Overview of the Second Quarter of 2013

We have faced declining financial performance over the past several years. Traditionally, a significant portion of our business was in the well-established gene expression business where our GeneChip® Expression product line comprised more than half of our revenue as we concentrated on selling these products in the basic research market focused on discovery research. Declining sales in our Expression business resulting from intense competition from alternative technologies such as next generation sequencing has been a primary reason for annual decreases in revenue since 2007.

Affymetrix Core reported revenue of $60.6 million for the three months ended June 30, 2013, as compared to $65.0 million during the same period in 2012. Revenue reported from eBiosciences was $18.8 million and $1.4 million for the three months ended June 30, 2013 and 2012, respectively. The decrease in revenue from Affymetrix Core was primarily due to a $5.4 million decline in our Expression business unit revenue compared to the same period in 2012 across all regions, particularly in Japan, due to a challenging business environment coupled with $1.2 million lower royalties revenue. These decreases were partially offset by a $2.9 million increase in our Genetic Analysis and Clinical Applications business unit as a result of increased sales in our Cytogenetics line of products which has been steadily growing since its launch in 2012 and our Axiom® products that more than doubled in revenue compared to the three months ended June 30, 2012.  The increase in revenue from eBioscience reflects the closing of our acquisition of eBioscience, which occurred on June 25, 2013.

Since Dr. Frank Witney became our President and Chief Executive Officer in July 2011, we have focused on reducing our dependency on our Expression business unit by building a more diversified portfolio with broader revenue streams, including products that reach into the growing markets for translational medicine and molecular diagnostics. Excluding eBioscience, revenue from the Expression business unit was approximately 40% of Affymetrix Core business in the second quarter of 2013 as compared to 46% in the same period of 2012 while revenue from our Genetic Analysis and Clinical Applications business unit was 38% in the second quarter of 2013 as compared to 31% in the same period of 2012.

As we progress through 2013, we continue to execute on the strategy developed by Dr. Witney and our management team where we will realign our product portfolio, stabilize our core business and position our company for growth and increasing profitability. We expect this transformation to take several years, and have categorized this plan into three phases.

•
Phase 1 (2011-2012) –Portfolio Realignment. During this phase, we reorganized ourselves into business units to sharpen our business focus based on target markets. We also launched CytoScan®, our growing cytogenetic microarray product line, grew our Axiom® genotyping platform aggressively and acquired eBioscience. We believe these actions will lead to a stabilization of our core business and the realignment of our product portfolio will position us for growth.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. For a description of accounting changes and recent accounting standards, including the expected dates of adoption and estimated effects, if any, refer to Note 1. “Summary of Significant Accounting Policies” in the Notes to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q. During the three and six months ended June 30, 2013, there have been no significant changes in our critical accounting policies and estimates compared to the disclosures in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012.

RESULTS OF OPERATIONS

The following discussion compares the historical results of operations for the three and six months ended June 30, 2013 and 2012.

REVENUE

The components of revenue are as follows:

Dollars in thousands	Three Months Ended June 30,		Dollar change from 2012	Percentage change from 2012	Six Months Ended June 30,		Dollar change from 2012	Percentage change from 2012
	2013	2012			2013	2012
Consumables	$69,973	$54,691	$15,282	28%	$138,099	$108,479	$29,620	27%
Instruments	4,197	3,814	383	10	7,629	8,517	(888)	(10)
Product sales	74,170	58,505	15,665	27	145,728	116,996	28,732	25
Services and other revenue	5,294	7,898	(2,604)	(33)	11,681	14,654	(2,973)	(20)
Total revenue	$79,464	$66,403	$13,061	20%	$157,409	$131,650	$25,759	20%

Excluding second quarter revenue from eBioscience of $18.8 million, total product sales decreased $1.8 million in the three months ended June 30, 2013 as compared to the same period in 2012. The decrease in revenue from Affymetrix Core was primarily due to a $5.4 million decline in our Expression business unit revenue across all regions, particularly in Japan, due to a challenging business environment. This decrease was partially offset by a $2.9 million increase in our Genetic Analysis and Clinical Applications business unit as a result of increased volume of sales in our Cytogenetics line of products which has been steadily increasing since its launch in 2012 and our Axiom® products which more than doubled compared to the three months ended June 30, 2012.

Total product sales increased in the six months ended June 30, 2013 as compared to the same period in 2012 primarily due to period revenue from eBiosciences of $37.9 million. Excluding eBiosciences revenue, product sales were down $7.7 million. The decrease in revenue from Affymetrix Core was primarily due to a $14.8 million decline in our Expression business unit revenue across all regions, particularly in Japan, due to a challenging business environment. This decrease was partially offset by a $5.8 million increase in our Genetic Analysis and Clinical Applications business unit as a result of increased volume of sales in our Cytogenetics line of products which has been steadily increasing since its launch in 2012 and our Axiom® products that more than doubled compared to the six months ended June 30, 2012.

Services and other revenue decreased for the three and six months ended June 30, 2013 as compared to 2012 due to decreased royalties and research activities.

TOTAL REVENUE BY BUSINESS UNIT

The following table summarizes revenue by business unit:

Dollars in thousands	Three Months Ended June 30,		Dollar change from 2012	Percentage change from 2012	Six Months Ended June 30,		Dollar change from 2012	Percentage change from 2012
	2013	2012			2013	2012
Expression	$24,370	$29,808	$(5,438)	(18)%	$47,334	$62,122	$(14,788)	(24)%
Genetic analysis and clinical applications	23,063	20,140	2,923	15	44,794	38,970	5,824	15
Life science reagents	8,292	7,998	294	4	16,600	16,199	401	2
Corporate	4,893	7,081	(2,188)	(31)	10,827	12,983	(2,156)	(17)
eBioscience	18,846	1,376	17,470	1,270	37,854	1,376	36,478	2,651
Total product sales	$79,464	$66,403	$13,061	20%	$157,409	$131,650	$25,759	20%

Percentage of revenue	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Expression	31%	45%	30%	47%
Genetic analysis and clinical applications	29	30	28	30
Life science reagents	10	12	11	12
Corporate	6	11	7	10
eBioscience	24	2	24	1
Total product sales	100%	100%	100%	100%

Expression During the three months ended June 30, 2013, Expression revenue decreased by $5.4 million primarily due to a decline in Genechip revenue of $4.9 million, which was driven by a lower volume of sales on our in vitro transcription (IVT) array products primarily in Japan and decreased instrument sales of $0.5 million.

The decrease of $14.8 million in Expression revenue for the six months ended June 30, 2013 was driven primarily by a decline in sales of $12.4 million of our IVT array products. Additionally, revenue from Expression instruments declined $1.0 million.

Genetic Analysis and Clinical Applications Genetic Analysis and Clinical Applications revenue increased $2.9 million for the three months ended June 30, 2013 as compared to the same period in 2012, primarily due to $1.3 million and $2.8 million increases in revenue on our Cytogenetics and Axiom® products, respectively, partially offset by a decline in sales of our SNP 6.0 arrays of $1.2 million. Additionally, Instrument revenue increased by $0.9 million.

For the six months ended June 30, 2013, revenue also increased over the prior year primarily due to increased revenue on our Clinical Applications of $2.4 million and on our Axiom® products of $8.0 million, partially offset by a decline in sales of our SNP 6.0 arrays of $4.0 million.

Life Science Reagents For the three and six months ended June 30, 2013, Life Science Reagents revenue increased slightly as compared to the same period in 2012.

Corporate Corporate revenue decreased between the three months ended June 30, 2013 and 2012, partially due to a $0.8 million one-time royalty payment received in 2012.

GROSS MARGIN

Dollars in thousands	Three Months Ended June 30,		Dollar/Point change from 2012	Six Months Ended June 30,		Dollar/Point change from 2012
	2013	2012		2013	2012
Total gross margin on product sales	$40,583	$34,142	$6,441	$77,707	$69,068	$8,639
Total gross margin on services and other revenue	1,588	4,579	(2,991)	4,468	4,968	(500)

Product gross margin as a percentage of products sales	55%	58%	(3)	53%	59%	(6)

Service and other revenue gross margin as a percentage of services and other revenue	30%	58%	(28)	38%	34%	4

Excluding eBioscience product gross margin of $6.8 million or 36%, that includes $4.5 million of amortization of inventory step-up in fair value, product margin improved 300 basis points during the three months ended June 30, 2013 as compared to same period in 2012, primarily due to headcount reduction savings following our most recent restructuring effort and favorable cost absorption off-set by lower product pricing and a mix shift to lower margin products.

Excluding eBioscience product gross margin of $14.0 million or 37%, that includes $9.0 million of amortization of inventory step-up in fair value, product margin remained unchanged during the six months ended June 30, 2013 as compared to same period in 2012. During the six months ended June 30, 2013, headcount reduction savings following our most recent restructuring effort and favorable cost absorption was off-set by lower product pricing and a mix shift to lower margin products.

Service gross margin decreased in the three months ended June 30, 2013, as compared to the same period in 2012 primarily due to decreased scientific service revenue.

For the six months ended June 30, 2013, service gross margin decreased slightly, partially due to a $0.8 million one-time royalty payment received in 2012.

RESEARCH AND DEVELOPMENT EXPENSES

Dollars in thousands	Three Months Ended June 30,		Dollar change from 2012	Percentage change from 2012	Six Months Ended June 30,		Dollar change from 2012	Percentage change from 2012
	2013	2012			2013	2012
Research and development	$11,959	$13,588	$(1,629)	(12)%	$24,207	$26,919	$(2,712)	(10)%

Excluding eBioscience Research and development expenses of $2.1 million and $4.3 million for the three and six months ended June 30, 2013, respectively, the decrease in research and development expenses for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012 was primarily due to savings in headcount-related and variable compensation costs totaling $1.3 million and $3.0 million, respectively. The decrease in research and development expense is also attributed to lower spending on consulting of $0.6 million and $1.0 million and supplies of $0.5 million and $0.3 million, respectively. Additionally, allocated costs associated with IT and facilities spending decreased by $0.9 million and $1.8 million, respectively, during the three and six months ended June 30, 2013 as compared to 2012.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Dollars in thousands	Three Months Ended June 30,		Dollar change from 2012	Percentage change from 2012	Six Months Ended June 30,		Dollar change from 2012	Percentage change from 2012
	2013	2012			2013	2012
Selling, general and administrative	$33,518	$40,526	$(7,008)	(17)%	$68,638	$68,450	$188	0%

Excluding eBioscience selling, general and administrative expenses of $8.9 million and $18.0 million for the three and six months ended June 30, 2013, respectively, the decrease for the three and six months ended June 30, 2013 as compared to the same period in 2012 was primarily due to less non-recurring acquisition- and integration-related costs incurred of $13.0 million and $13.5 million, respectively. Additionally, for the three and six months ended June 30, 2013, we recognized lower headcount-related and variable compensation costs of $2.2 million and $2.9 million, respectively. We also incurred less spending on IT and facilities costs of $0.4 million and $0.9 million, respectively. For the period ending June 30, 2013, stock compensation expense was lowered by $0.8 million as a result of revised expectations on the achievement of performance conditions related to the Acquisition Performance Share Program.

RESTRUCTURING EXPENSES

During the six months ended June 30, 2013, we recognized $4.5 million in restructuring charges due to a cost reduction program that included workforce initiated during the year ended December 31, 2012. The restructuring charge primarily represents compensation and benefits afforded to terminated employees. We do not expect any further material restructuring expenses for the remainder of 2013.

INTEREST INCOME AND OTHER, NET

Dollars in thousands	Three Months Ended June 30,		Dollar change from 2012	Percentage change from 2012	Six Months Ended June 30,		Dollar change from 2012	Percentage change from 2012
	2013	2012			2013	2012
Interest income	$5	$282	$(277)	(98)%	$(11)	$579	$(590)	(102)%
Realized (loss) income on equity investments, net	(16)	477	(493)	103	51	522	(471)	90
Currency income (loss), net	72	(751)	823	110	(521)	(1,069)	548	51
Other	28	2,268	(2,240)	(99)	913	2,270	(1,357)	(60)
Total interest income and other, net	$89	$2,276	$(2,187)	(96)%	$432	$2,302	$(1,870)	81%

During the three months ended June 30, 2013, Interest income and other, net decreased primarily due to the receipt in cash of $2.2 million of notes receivable including accrued interest in 2012. In addition, the Company's liquidated its entire portfolio of available-for-sale securities in the first quarter of 2013 and as a result experienced a $0.5 million decrease in Realized (loss) income on equity investments. These decreases were partially offset by a decrease in Currency income (loss), net due to the strengthening of the U.S. dollar.

The change in Interest income and other, net in the six months ended June 30, 2013 as compared to the same period in 2012 was primarily due to the receipt in cash of $2.2 million including accrued interest of a notes receivable in 2012 and a gain of $0.7 million recognized on the release of accrued deferred rent associated with the exit of one of our San Diego properties during the first quarter of 2013. This increase was partially offset by lower interest income as a result of the sale of most of our available-for-sale securities during the eBioscience acquisition in the second quarter of fiscal 2012 and the remaining amounts in the first quarter of 2013.

We continue to monitor the liquidity and financing activities of strategic non-marketable investments to determine if any impairment exists. It is uncertain whether or not we will realize any long-term benefits associated with these strategic investments.

INTEREST EXPENSE

Dollars in thousands	Three Months Ended June 30,		Dollar change from 2012	Percentage change from 2012	Six Months Ended June 30,		Dollar change from 2012	Percentage change from 2012
	2013	2012			2013	2012
Interest expense	$2,724	$218	$2,506	1,150%	$5,622	$1,198	$4,424	369%

Interest expense increased during the three and six months ended June 30, 2013 as compared to the same periods in 2012 due to the interest costs on the debt obligations incurred in connection with the Acquisition partially offset by the redemption of the remaining aggregate principal amount of our 3.50% Notes in the first quarter of 2012.

INCOME TAX PROVISION

Dollars in thousands	Three Months Ended June 30,		Dollar change from 2012	Percentage change from 2012	Six Months Ended June 30,		Dollar change from 2012	Percentage change from 2012
	2013	2012			2013	2012
Income tax provision (benefit)	$521	$(36,984)	$37,505	(101)%	$1,196	$(37,073)	$38,269	(103)%

During the three and six months ended June 30, 2013, we recognized a provision for income tax of $0.5 million and $1.2 million, respectively. The provision for income tax primarily consists of foreign taxes. During the three and six months ended June 30, 2012, the benefit for income tax resulted from reducing our domestic deferred tax asset valuation allowance in connection with the eBioscience acquisition partially offset by a provision for foreign income tax.

Due to our history of cumulative operating losses, management concluded that, after considering all the available objective evidence, it is not more likely than not that all our net deferred tax assets will be realized. Accordingly, all of our U.S. deferred tax assets continue to be subject to a valuation allowance as of June 30, 2013.

As of June 30, 2013, there have been no material changes to our total amount of unrecognized tax benefits.

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

As of June 30, 2013, we had cash and cash equivalents of approximately $44.1 million. During the first quarter of 2013, we liquidated our portfolio of available-for-sale securities for $9.4 million in cash proceeds. We anticipate that our existing capital resources along with the cash to be generated from operations will enable us to maintain currently planned operations, debt repayments or convertible notes repurchases, and capital expenditures for the foreseeable future. These expectations are based on our current operating and financing plans, which are subject to change, and therefore we could require further funding. Factors that may cause us to require additional funding may include, but are not limited to: costs associated with defending third party claims; adverse ruling in any of our current litigation proceedings; investments required to commercialize our products; investments required to upgrade our older product lines; a decline in cash generated by sales of our products and services; our ability to maintain existing collaborative and customer arrangements and establish and maintain new collaboration and customer arrangements; arrangements that we may enter into in connection with future acquisitions or depositions; the progress of our research and development programs; initiation or expansion of research programs and collaborations; the costs involved in preparing, filing, prosecuting and enforcing intellectual property rights; the purchase of patent licenses; and other factors.

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

As part of the terms of the Senior Secured Credit Facility, we are required to meet certain financial and other negative covenants. After a significant restructuring and lower-than-expected revenues in the first quarter of 2013, we and the lenders amended the Senior Secured Credit Facility to (1) provide limited waiver of defaults arising from our failure to comply with the senior leverage ratio and total leverage ratio as of March 31, 2013; (2) amend the covenants to increase the amount of restructuring and integration charges in the trailing 12 months that we can add back in the calculation of EBITDAO for purposes of determining the total leverage and senior leverage ratios for the first three quarters of 2013; and (3) increase both our total leverage to EBITDAO ratio and our senior leverage to EBITDAO ratio for the first three quarters of 2013. As of June 30, 2013, we were in compliance with the amended covenants. Refer to Note 9. “Long-Term Debt Obligations” for further details regarding the Term Loan, our Senior Secured Credit Facility and the 4.00% Notes.

From time to time, we may seek to retire, repurchase or exchange common stock or convertible notes in open market purchases, privately negotiated transactions dependent on market conditions, liquidity, and contractual obligations and other factors. We did not retire, repurchase or exchange any of our common stock during the three and six months ended June 30, 2013. During the first quarter of 2013, we redeemed the remaining outstanding aggregate principal of our 3.50% Notes at par plus unpaid interest.

Cashflow (in thousands)

	Six Months Ended June 30,
	2013	2012
Net cash provided by (used in) operating activities	$21,712	$(3,534)
Net cash provided by (used in) investing activities	6,453	(262,003)
Net cash (used in) provided by financing activities	(9,938)	90,286
Effect of exchange rate changes on cash and cash equivalents	(224)	46
Net increase (decrease) in cash and cash equivalents	$18,003	$(175,205)

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2013 was comprised of net loss of $21.5 million, non-cash charges of $33.1 million and a decrease in operating assets of $10.2 million. Adjustments for non-cash expenses include depreciation and amortization expense of $20.4 million, amortization expense related to the inventory step-up in fair value of $9.1 million, and share-based compensation expense of $3.1 million.

Investing Activities

During the first quarter of 2013, we sold our remaining available-for-sale securities for $9.4 million in cash proceeds. Investing activities for the six months ended June 30, 2013, included capital expenditures of $2.3 million, purchase of non-marketable investments of $0.2 million, and purchase of technology rights of $0.4 million.

Financing Activities

During the first quarter of 2013, we redeemed our 3.50% Notes for $3.9 million, including unpaid accrued interest. Investing activities for the six months ended June 30, 2013 included pre-payments of $6.4 million on our Term Loan. In addition to certain mandatory payments, from time to time, we also may make early payments on the outstanding principal amount of our Term Loan.

Other financing activities generally consist of stock option exercise activity under our employee stock plan. Cash used in the issuance of stock under our employee stock plan, net of treasury shares withheld for taxes, was $0.5 million for the six months ended June 30, 2013.

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

As of June 30, 2013, we had no off-balance sheet arrangements. Other than the debt obligations related to the Acquisition disclosed in Note 9. “Long-Term Debt Obligations” and the redemption of the remaining outstanding aggregate principal balance of our 3.50% Notes during the first quarter of 2013, there have been no significant changes to our aggregate contractual obligations as compared to the disclosures in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

We derive a portion of our revenues in foreign currencies, predominantly in Europe and Japan. In addition, a portion of our assets are held in nonfunctional currencies of our subsidiaries. We use currency forward contracts to manage a portion of the currency exposures created from our activities denominated in foreign currencies. Our hedging program is designed to reduce, but does not entirely eliminate, the impact of currency exchange rate movements. See Note 2. “Summary of Significant Accounting Policies – Derivative Instruments” in the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2012 for further information.

Interest Rate Risk

In addition to our market risk disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012, we also face interest rate risk relating to the increase or decrease in the amount of interest we must pay on our outstanding debt instruments. In 2012, we entered into a Senior Secured Credit Facility, which provides for a Term Loan and revolving credit facility. As further explained in Note 9. “Long-Term Debt Obligations,” outstanding borrowings under the Senior Secured Credit Facility bear interest at variable interest rates and therefore the interest we pay will fluctuate as changes occur in certain benchmark interest rates. As of June 30, 2013, we had borrowed a total of $85.0 million under the Term Loan provided under the Senior Secured Credit Facility. Under the Credit Agreement, we are required to maintain derivative contracts to protect against fluctuations in interest rates with respect to at least 35% of the aggregate principal amount of the Term Loan then outstanding and such derivative contracts shall provide for not less than a three year term. Accordingly, we entered into an interest rate swap (the “Interest Rate Swap”) for which the notional amount was originally set at $27.0 million, with quarterly reduction to the notional amount consistent with the mandatory amortization schedule of the Term Loan. The Interest Rate Swap calls for quarterly fixed rate payments of 1.70% of the notional amount in exchange for a variable rate receipts equal to a 3-month LIBOR rate with a floor of 1.50%. The Interest Rate Swap terminates on June 25, 2015. We do not believe a hypothetical 10% increase in interest rates as of June 30, 2013 would have a material impact on our interest expense.

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

Further, many of our current and potential customers have limited budgets. Accordingly, we cannot assure you that the successful introduction of new or enhanced products or services will not adversely affect sales of our current products and services or whether customers that currently purchase our products or services will increase their aggregate spending as a result of the introduction of new products and services.

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

If we experience difficulties in integrating eBioscience with our existing operations or are not able to achieve the anticipated benefits and synergies of the Acquisition, our business and results of operations could be negatively affected. In addition, it is possible that the ongoing integration process could result in the loss of key employees, errors or delays in systems implementation, the disruption of our ongoing business or the acquired business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers and employees or to achieve the anticipated benefits and synergies of the Acquisition. Integration efforts also may divert management attention and resources. In addition, we will incur transaction fees and costs related to formulating and implementing integration plans. For example, pursuant to certain of our agreements with a collaborative partner, we will be required to migrate certain eBioscience products to incorporate our collaborative partner’s technologies. We continue to assess the magnitude of these costs and additional unanticipated costs may be incurred in the integration of eBioscience. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies or synergies related to the integration of the businesses, should allow us to offset incremental transaction and acquisition-related costs over time, this net benefit may not be achieved in the near term, or at all.

Risks Related to our Indebtedness

Our indebtedness could materially adversely affect our business, financial condition and results of operations.

We funded the Acquisition, in part, by incurring a substantial amount of indebtedness from the Term Loan provided under our Senior Secured Credit Facility and issuance of the 4.00% Notes. Refer to Note 9. “Long Term Debt Obligations” in this Quarterly Report on Form 10-Q for further information regarding the Term Loan, the Senior Secured Credit Facility and the 4.00% Notes.

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

In addition, the agreements governing the Senior Secured Credit Facility contain restrictive covenants imposing operating and financial restrictions on us, including restrictions that may limit our ability to finance future operations or capital needs or to engage in other business activities. See the risk factor below entitled "We may not be able to finance future needs or adapt our business plan to changes because of restrictions placed on us by our Senior Secured Credit Facility and future instruments governing our indebtedness." In April 2013, following a restructuring and lower than expected revenues in the first quarter of 2013, we and the Lenders amended the Senior Secured Credit Facility to (1) provide a limited waiver of defaults arising from our failure to comply with the senior leverage ratio and total leverage ratio as of March 31, 2013; (2) amend the covenants to increase our leverage ratios under the Senior Credit Facility. Refer to Note 9. “Long-Term Debt Obligations” for further details regarding this amendment. If our revenue continues to decline, we may have to make further amendments to the Senior Secured Credit Facility and we cannot assure you that the Lenders will agree to amend the Senior Secured Credit Facility in such situations and if they do, whether they will require us to pay significant consideration for such amendment.

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

Our eBioscience segment competes in the life science research market with companies such as Becton, Dickinson and Company, Abcam plc, Life Technologies Corporation, Bio-Rad Laboratories, BioLegend, Inc., and Danaher Corporation/Beckman Coulter. A number of competitors employ bundled arrangements in which customers pay for consumable products (such as reagent test kits), services and the related instruments under a single arrangement, including arrangements where the customer commits to purchase a minimum volume of consumable products annually. Since we do not currently produce instruments for this market, and bundled arrangements can allow competitors to offer lower prices for competing products, customer demand for these bundled arrangements could lead to loss of market share or force us to supply products at a discount.

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

Our commercial success depends, in part, on our ability to develop and maintain collaborative relationships and licenses with key companies as well as with key academic researchers. In particular, we depend on third parties for in-licensed technology and components for a variety of our product lines. We collaborate with a number of instrumentation and reagent companies, including Danaher/Beckman Coulter, CapitalBio Corporation, Genisphere LLC, Hamilton Robotics, Life Technologies Corporation, Luminex Corporation, Siemens Medical Solutions Diagnostics, Takara Bio Inc., New England Biolabs, Inc. and Qiagen GmbH. Some of these collaborators, like Life Technologies Corporation, Takara Bio Inc., New England Biolabs, Inc. and Luminex Corporation, are currently sole suppliers of components of some of our reagent kits but they are also our competitors. Relying on our collaborative relationships is risky to our future success because:

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

In addition, our eBioscience segment relies on licensing as a basis for many of its products and intellectual property, and the ability to maintain and renew current licenses as well as license new technologies from third parties is and will continue to be important such unit’s ability to offer and introduce products. The ability to retain and gain access to technologies necessary to develop new products will depend, in part, on our ability to convince third parties that our combined company can successfully commercialize the technologies we seek to license. The inability to maintain or to acquire any third-party licenses, or integrate the related third-party technologies into these products, could result in delays in our product developments and enhancements. There can be no assurance that we will be able to continue to successfully identify new products developed by others in the life science research and clinical healthcare markets or otherwise and, if identified, to negotiate license agreements on commercially reasonable terms, if at all.

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

Prior to 2002, we incurred losses each year since our inception, and we reported losses in 2006, from 2008 through 2012. As a result, we had an accumulated deficit of approximately $510.9 million as of June 30, 2013. Our ability to achieve sustained profitability will depend, in part, on the rate of growth, if any, of our revenue and on the level of our expenses. In 2012 and the first half of 2013, our business was affected by a drop in the volume of sales of our in-vitro transcription arrays in our Expression business that was partially offset by an increase in our Cytogenetics and Axiom® products in our Genetic Analysis and Clinical Applications business. This led to an overall decrease in revenue as compared to the same prior-year period. There can be no assurance that our revenue will not continue to decrease in future periods. We announced a corporate restructuring program to reduce our costs, however, there can be no assurance that the anticipated cost savings will materialize. We expect to continue incurring significant expenses related to research and development, sales and marketing efforts to commercialize our products, litigation and non-cash stock based compensation, and we expect to continue to experience fluctuations in our operating results. If our revenue grows more slowly than we anticipate, or if our operating expenses are above what we expect or cannot be reduced in the event of lower revenue, we may not become profitable on a sustained basis, or at all.

If we do not attract and retain key employees, our business could be impaired.

To be successful, we must attract and retain qualified scientific, engineering, manufacturing, sales, marketing and management personnel. To expand our research, product development and sales efforts we need additional people skilled in areas such as bioinformatics, organic chemistry, information services, regulatory affairs, manufacturing, sales, marketing and technical support. Competition for these people is intense, and our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating existing employees. For example, our stock price has been volatile in recent years, resulting in a significant number of stock options granted to our employees having a strike price that is higher than the current trading price of our common stock. In addition, following the Acquisition, in order to retain and incentivize key eBioscience employee as we integrate the business, we granted certain employees performance-based restricted stock units (“PRSUs”) as further described in Note 5. “Stockholders’ Equity and Share-Based Compensation Expense”; we cannot be assured that these equity awards will be successful in retaining and incentivizing such employees. If we are unable to hire, train and retain a sufficient number of qualified employees, we will not be able to expand our business or our business could be adversely affected.

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

We are subject to the U.S. Foreign Corrupt Practices Act (“FCPA”), which prohibits corporations and individuals from paying, offering to pay, or authorizing the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. We are also subject to the UK Anti-Bribery Act, which prohibits both domestic and international bribery, as well as bribery across both public and private sectors.

In the course of establishing and expanding our commercial operations and seeking regulatory approvals outside of the United States, we will need to establish and expand business relationships with various third parties and we will interact more frequently with foreign officials, including regulatory authorities. Expanded programs to maintain compliance with such laws will be costly and may not be effective. Any interactions with any such parties or individuals where compensation is provided that are found to be in violation of such laws could result in substantial fines and penalties and could materially harm our business. Furthermore, any finding of a violation under one country’s laws may increase the likelihood that we will be prosecuted and be found to have violated another country’s laws. If our business practices outside the United States are found to be in violation of the FCPA, UK Anti-Bribery Act or other similar law, we may be subject to significant civil and criminal penalties which could have a material adverse effect on our financial condition and results of operations.

Our effective tax rate may vary significantly.

Our operations are subject to income taxes in the United States and in multiple foreign jurisdictions. Estimates and judgments are required in determining our worldwide provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations. The ultimate amount of tax liability may be uncertain as a result.

Changes in overall levels and the geographic mix of pretax earnings, levels of research and development spending, and/or nondeductible expenses may adversely impact our effective tax rate. Certain jurisdictions have lower tax rates, and the amount of earnings in these jurisdictions may fluctuate. If we do not have profitable operations in these jurisdictions, our effective tax rate could be adversely impacted. Changes in tax laws, regulatory requirements, our treasury plans, and applicability of tax holidays and incentive programs in the countries in which we operate could have a material impact on our tax provision. Adjustments to estimated taxes upon finalization of various tax returns could materially affect our effective tax rate. We are subject to examination by taxing authorities in the U.S. and multiple foreign jurisdictions. Tax authorities may challenge the allocation of profits between our subsidiaries and conformance with requirements of tax holidays and incentive programs and we may not prevail in any such challenge. If we were not to prevail, we could be subject to higher tax rates or double tax.

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

Maintaining a strong patent position is critical to our business. Patent law relating to the scope of claims in the technology fields in which we operate is uncertain, so we cannot be assured the patent rights we have or may obtain will be valuable. Others have filed, and in the future are likely to file, patent applications that are similar or identical to ours or those of our licensors. To determine the priority of inventions, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office that could result in substantial costs in legal fees and could substantially affect the scope of our patent protection. We cannot be assured our patent applications will have priority over those filed by others. Also, our intellectual property may be subject to significant administrative and litigation proceedings. In addition, we may acquire businesses, which may not have developed or maintained a similarly robust patent position. For example, our eBioscience subsidiary does not have a patent portfolio at the current time, so we must rely on non-patent rights, including third-party licenses that relate to such business operations.

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

The market price for our common stock has varied between a high of $4.84 on April 8, 2013, and a low of $2.96 on November 16, 2012 in the twelve-month period ending on June 30, 2013. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including those listed in this "Risk Factors" section and other, unknown factors. Our stock price also may be affected by comments by securities analysts regarding our business or prospects, our issuance of common stock or other equity securities, our inability to meet analysts' expectations, general fluctuations in the stock market or in the stock prices of our industry peers or our customers and general conditions and publicity regarding the genomics, biotechnology, pharmaceutical or life science industries. This volatility may affect the price at which you could sell the common stock you receive upon conversion of your notes.

In addition, the sale of substantial amounts of our common stock could adversely impact its price. As of June 30, 2013, we had outstanding approximately 71.6 million shares of our common stock and options to purchase approximately 5.6 million shares of our common stock (of which approximately 2.9 million were exercisable as of that date). We also had outstanding approximately 3.9 million shares underlying restricted stock awards and restricted stock units as of June 30, 2013. As of June 30, 2013, we also had outstanding 105.0 million aggregate principal amount of our 4.00% Notes, which are convertible into shares of our common stock. We have reserved a total of approximately 17.9 million shares of our common stock to satisfy the settlement obligations of such notes. The sale or the availability for sale of a large number of shares of our common stock in the public market could cause the price of our common stock to decline.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On June 28, 2013, we entered into a separation agreement with our former Chief Financial Officer and Executive Vice President, Timothy Barabe. The separation agreement is filed as Exhibit 10.52 to this quarterly report. In addition, we entered into a letter of agreement with Gavin Wood with respect to his promotion as our Chief Financial Officer and Executive Vice President effective on May 20, 2013. The letter of agreement is filed as Exhibit 10.51 to this quarterly report.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

10.51 ‡	Offer Letter from the Company to Gavin Wood dated May 20, 2013.
10.52 ‡	Separation Agreement between the Company and Timothy Barabe dated June 28, 2013.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
EX-101.INS	XBRL Instance Document(1)
EX-101.SCH	XBRL Taxonomy Extension Schema Document(1)
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1)
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

	By:	/s/ GAVIN WOOD
	Name:	Gavin H. J. Wood
	Title:	Executive Vice President and Chief Financial Officer

August 6, 2013

Duly Authorized Officer and Principal Financial And Accounting Officer