Form 10-Q
period 2013-09-30
AFFYMETRIX INC
filed 2013-11-04
CIK 913077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

COMMON SHARES OUTSTANDING ON OCTOBER 31, 2013: 71,917,137

AFFYMETRIX, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AFFYMETRIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2013	December 31, 2012
	(Unaudited)	(Note 1)
ASSETS:
Current assets:
Cash and cash equivalents	$50,151	$25,671
Restricted cash	412	699
Available-for-sale securities	—	9,366
Accounts receivable, net	48,547	53,893
Inventories—short-term portion	62,665	72,691
Deferred tax assets—short-term portion	265	359
Assets held for sale	2,486	—
Prepaid expenses and other current assets	10,124	10,126
Total current assets	174,650	172,805
Property and equipment, net	20,265	28,663
Inventories—long-term portion	6,357	11,772
Goodwill	160,778	159,736
Intangible assets, net	136,013	152,718
Deferred tax assets—long-term portion	385	3,394
Other long-term assets	12,193	15,206
Total assets	$510,641	$544,294

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued liabilities	$40,300	$50,355
Convertible notes—short-term portion	—	3,855
Term loan—short-term portion	12,750	12,713
Deferred revenue—short-term portion	19,540	8,498
Total current liabilities	72,590	75,421
Deferred revenue—long-term portion	3,021	3,450
Convertible notes	105,000	105,000
Term loan—long-term portion	50,963	60,563
Other long-term liabilities	21,515	22,689
Stockholders’ equity:
Common stock	719	710
Additional paid-in capital	764,967	759,549
Accumulated other comprehensive income	6,956	6,302
Accumulated deficit	(515,090)	(489,390)
Total stockholders’ equity	257,552	277,171
Total liabilities and stockholders’ equity	$510,641	$544,294
See accompanying Notes to the Condensed Consolidated Financial Statements

AFFYMETRIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUE:
Product sales	$74,776	$72,685	$220,505	$189,681
Services and other	5,578	6,939	17,258	21,593
Total revenue	80,354	79,624	237,763	211,274
COSTS AND EXPENSES:
Cost of product sales	32,600	33,979	100,621	81,907
Cost of services and other	3,915	3,959	11,128	11,057
Research and development	11,478	16,498	35,686	43,417
Selling, general and administrative	33,646	36,302	102,286	104,752
Restructuring charges	(2)	—	4,484	—
Total costs and expenses	81,637	90,738	254,205	241,133
Loss from operations	(1,283)	(11,114)	(16,442)	(29,859)
Interest income and other, net	68	(3,933)	501	(1,631)
Interest expense	2,652	2,993	8,274	4,191
Loss before income taxes	(3,867)	(18,040)	(24,215)	(35,681)
Income tax provision (benefit)	289	(181)	1,485	(37,254)
Net (loss) income	$(4,156)	$(17,859)	$(25,700)	$1,573

Basic net (loss) income per common share	$(0.06)	$(0.25)	$(0.36)	$0.02
Diluted net (loss) income per common share	$(0.06)	$(0.25)	$(0.36)	$0.02

Shares used in computing basic net (loss) income per common share	71,600	70,403	71,227	70,181
Shares used in computing diluted net (loss) income per common share	71,600	70,403	71,227	70,610
See accompanying Notes to the Condensed Consolidated Financial Statements

AFFYMETRIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net (loss) income	$(4,156)	$(17,859)	$(25,700)	$1,573
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	3,051	3,024	1,194	2,758
Unrealized change in available-for-sale and non-marketable securities	426	251	98	642
Unrealized change in cash flow hedges	(1,363)	(1,204)	(638)	(1,472)
Net change in other comprehensive income (loss), net of tax	2,114	2,071	654	1,928
Comprehensive (loss) income	$(2,042)	$(15,788)	$(25,046)	$3,501
See accompanying Notes to the Condensed Consolidated Financial Statements

AFFYMETRIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(25,700)	$1,573
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	30,039	25,335
Amortization of inventory step-up in fair value	11,980	4,855
Share-based compensation	5,109	14,857
Deferred tax assets	(212)	(34,042)
Impairment of property and equipment	—	4,000
Other non-cash transactions	3,136	1,336
Changes in operating assets and liabilities:
Accounts receivable, net	4,816	1,171
Inventories	536	(309)
Prepaid expenses and other assets	(1,051)	1,014
Accounts payable and accrued liabilities	(6,036)	(16,603)
Deferred revenue	10,656	212
Other long-term liabilities	(1,088)	(1,420)
Net cash provided by operating activities	32,185	1,979
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	—	(307,796)
Proceeds from sales of available-for-sale securities	9,364	52,063
Proceeds from maturities of available-for-sale securities	—	638
Capital distribution from non-marketable investments	—	681
Capital expenditures	(3,000)	(6,457)
Purchase of non-marketable investment	(200)	—
Purchase of technology rights	(624)	(2,303)
Net cash provided by (used in) investing activities	5,540	(263,174)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	318	131
Payments of term loan	(9,563)	(2,125)
Net proceeds from term loan	—	80,500
Net proceeds from issuance of 4.00% convertible senior notes	—	101,062
Bond and loan issuance costs	(228)	—
Repurchase of 3.50% senior convertible notes	(3,855)	(91,614)
Net cash (used in) provided by financing activities	(13,328)	87,954
Effect of exchange rate changes on cash and cash equivalents	83	330
Net increase (decrease) in cash and cash equivalents	24,480	(172,911)
Cash and cash equivalents at beginning of period	25,671	201,937
Cash and cash equivalents at end of period	$50,151	$29,026
See accompanying Notes to the Condensed Consolidated Financial Statements

AFFYMETRIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)
NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. The condensed consolidated financial statements include the accounts of Affymetrix, Inc. and its wholly-owned subsidiaries (“Affymetrix” or the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included.

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying Condensed Consolidated Balance Sheet as of September 30, 2013, and the Condensed Consolidated Statements of Operations, Comprehensive (Loss) Income, and Cash Flows for the three and nine month periods ended September 30, 2013 and 2012 are unaudited. The Condensed Consolidated Balance Sheet as of December 31, 2012 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 1, 2013. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes to those financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

During the first quarter of 2013, the Company adopted Accounting Standards Update (“ASU”) 2013-2, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income which requires filers to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net loss. The following table summarizes the amounts reclassified out of accumulated other comprehensive income, net of tax, for the nine months ended September 30, 2013 (in thousands):

	December 31, 2012	(Decrease)/ Increase	Reclassification Adjustments		September 30, 2013
Foreign currency translation adjustment	$5,374	$1,194	$—		$6,568
Unrealized change in available-for-sale and non-marketable securities	896	733	(635)	(1)	994
Unrealized change in cash flow hedges	32	430	(1,068)	(2)	(606)
Total accumulated other comprehensive income, net of tax	$6,302	$2,357	$(1,703)		$6,956

(1)	Net gain recognized in Interest income and other, net.

(2)
Net gain recognized in Revenue, except for a $0.2 million gain that was recognized in Interest income and other, net due to hedging ineffectiveness. See Note 4. “Financial Instruments–Derivative Financial Instruments” for further information.

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

The results of operations of the acquired eBioscience business and the fair values of the assets acquired and liabilities assumed have been included in the accompanying Condensed Consolidated Financial Statements since the Acquisition. During the three and nine months ended September 30, 2013, revenue recognized from eBioscience was $19.9 million and $57.7 million, respectively. For the three and nine months ended September 30, 2013, the Company recorded a net loss from eBiosciences of $2.7 million and $10.3 million, respectively. The Company considered the eBioscience fair value analysis to be final as of December 31, 2012.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table details the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 (in thousands):

	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
September 30, 2013
Assets:
Derivative assets	$—	$144	$144

Liabilities:
Derivative liabilities	$—	$809	$809

December 31, 2012
Assets:
U.S. government obligations and agency securities	$—	$6,829	$6,829
U.S. corporate debt	—	664	664
Foreign corporate debt and equity securities	—	1,873	1,873
Total	$—	$9,366	$9,366

Derivative assets	$—	$842	$842

Liabilities:
Derivative liabilities	$—	$829	$829

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

As of September 30, 2013 and December 31, 2012, the Company had no financial assets or liabilities measured on a recurring basis requiring Level 3 classification, including those that have unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets and liabilities.

Debt Obligations

Debt obligations are not recorded at fair value on a recurring basis and are carried at amortized cost. The fair value of the Company's 4.00% Convertible Senior Notes (“4.00% Notes”) is based on quoted market prices at the balance sheet date and categorized within Level 1 of the fair value hierarchy. At September 30, 2013, the fair value of the 4.00% notes was approximately $135.5 million. The fair value of the third-party financing (“Term Loan”) approximated its carrying value and is categorized within Level 3 of the fair value hierarchy. At September 30, 2013, the fair value of the Term Loan was $63.7 million. See Note 9. “Long Term Debt Obligations” for further information on the Company’s debt obligations.

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

Non-Marketable Securities

As of September 30, 2013 and December 31, 2012, the carrying amounts of the Company’s non-marketable securities, totaling $3.9 million and $4.4 million, respectively, equaled their estimated fair values. These non-marketable securities consist primarily of an investment in a limited partnership investment fund that invests in companies in the life science industry and are located in the United States. The investments were initially valued at purchase price and subsequently on the basis of inputs that market participants would use in pricing such investments. The portfolio of investments includes Level 1 publicly-traded equity securities and Level 3 equity securities and notes. We recognized a $0.5 million other-than-temporary impairment during the three and nine months ended September 30, 2013 pertaining to an investment held in a public company that has been in a loss position for more than a year. There were no other-than-temporary impairments recognized during the nine months ended September 30, 2012. Net investment results are included in Interest income and other, net in the accompanying Condensed Consolidated Statements of Operations. Depending on market conditions, the Company may incur additional charges related to these securities in the future.

Derivative Financial Instruments

The Company derives a portion of its revenues in foreign currencies, predominantly in Europe and Japan, as part of its ongoing business operations. In addition, a portion of its assets is held in the non US-Dollar functional currencies of its subsidiaries. The Company enters into foreign currency forward contracts to manage a portion of the volatility related to transactions that are denominated in foreign currencies. The Company’s foreign currency forward contracts are entered into for periods consistent with the related underlying exposures and do not constitute positions that are independent of those exposures. The Company’s accounting policies for these instruments are based on whether the instruments are classified as designated or non-designated hedging instruments. The Company recognizes derivatives on its accompanying Condensed Consolidated Balance Sheets at fair value. The effective portions of designated cash flow hedges are recorded in Other Comprehensive Income (“OCI”) until the hedged item is recognized in earnings. As of September 30, 2013, the Company’s existing foreign currency forward exchange contracts mature within 12 months. The deferred amount related to the Company’s derivatives currently recorded in OCI and expected to be recognized into earnings over the next 12 months is a net loss of $0.6 million. Derivatives that are not designated as hedging instruments and the ineffective portions of cash flow hedges are adjusted to fair value through earnings.

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in OCI associated with such derivative instruments are reclassified immediately into operations through Interest income and other, net. Any subsequent changes in fair value of such derivative instruments are reflected in Interest income and other, net unless they are re-designated as hedges of other transactions. During the nine months ended September 30, 2013, the Company recognized $0.2 million in net gains in Interest income and other, net, related to the loss of hedge designation on a portion of cash flow hedges related to the Japanese yen that were deemed ineffective due to lower-than-forecasted revenue from Japan. No additional hedges are deemed ineffective as of September 30, 2013. No cash flow hedges were de-designated during the nine months ended September 30, 2013.

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

The Company did not designate the Interest Rate Swap as a hedging instrument and will recognize adjustments to fair value through Interest and other income on the accompanying Condensed Consolidated Statements of Operations at each reporting date. As of September 30, 2013, the fair value of the Interest Rate Swap was a liability of $0.1 million.

As of September 30, 2013 and December 31, 2012, the total notional values of the Company’s derivative assets and liabilities were as follows (in thousands):

	September 30, 2013	December 31, 2012
Euro	$21,118	$16,933
Japanese Yen	3,874	10,542
British Pound	5,214	4,278
Interest rate swap	27,519	27,519
Total	$57,725	$59,272

Other than the Interest Rate Swap, the Company did not have any derivative assets or liabilities that were not designated or qualifying as hedges at either September 30, 2013 or December 31, 2012.

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

The following table shows the Company’s derivative assets and liabilities measured at fair value as reflected on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012	Balance Sheet Classification
Derivative assets:
Foreign exchange contracts	$143	$842	Other current assets
Derivative liabilities:
Foreign exchange contracts	725	752	Accrued liabilities
Interest rate swap	84	77	Accrued liabilities

The following table shows the effect, net of tax, of the Company’s derivative instruments on the accompanying Condensed Consolidated Statements of Operations and Other Comprehensive Income (OCI) for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Derivatives in cash flow hedging relationships:
Net loss recognized in OCI, net of tax (1)	$(1,363)	$(1,204)	$(638)	$(1,472)
Net (loss) gain reclassified from accumulated OCI into Revenue, net of tax (2)	(13)	140	1,068	1,355
Net gain reclassified from accumulated OCI into Interest income and other, net, net of tax (3)	—	—	158	—
Net gain recognized in Interest income and other, net, net of tax (4)	18	40	63	68
Derivatives not designated as hedging relationships:
Net loss recognized in Interest income and other, net, net of tax (5)	(185)	(353)	(37)	(479)

(1)	Net change in the fair value of the effective portion classified in OCI

(2)	Effective portion classified as Revenue

(3)	Ineffective portion classified as Interest income and other, net

(4)	Amount excluded from effectiveness testing classified as Interest income and other, net

(5)	Classified in Interest and other, net

NOTE 5—STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION EXPENSE

Share-based Compensation Plans

The Company has a share-based compensation program, most recently, the 2000 Amended and Restated Equity Incentive Plan (the “Plan”), that provides the Board of Directors broad discretion in creating equity incentives for employees, officers, directors and consultants. This program includes incentive and non-qualified stock options and non-vested stock awards (also known as restricted stock) granted under various stock plans. As of September 30, 2013, the Company had approximately 5.6 million shares of common stock reserved for future issuance under share-based compensation plans including 2.0 million shares of common stock authorized for issuance under the Company’s 2012 Inducement Plan that was adopted by the Board of Directors in June 2012. New shares are issued as a result of stock option exercises, restricted stock units vesting and restricted stock award grants.

The Company recognized share-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Costs of product sales	$223	$403	$651	$1,114
Research and development	340	307	906	980
Selling, general and administrative	1,436	1,549	3,552	12,763
Total share-based compensation expense	$1,999	$2,259	$5,109	$14,857

As of September 30, 2013, $10.9 million of total unrecognized share-based compensation expense related to non-vested awards is expected to be recognized over the respective vesting terms of each award through 2017. The weighted‑average terms of the unrecognized share-based compensation expense are 2.6 years for stock options and 2.2 years for restricted stock.

Stock Options

The fair value of options was estimated at the date of grant using the Black Scholes Merton option pricing model with the following weighted‑average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Risk free interest rate	1.4%	0.6%	1.0%	0.6%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	68%	67%	68%	67%
Expected option term (in years)	4.6	4.6	4.6	4.6

The risk free interest rate for periods within the contractual life of the Company’s stock options is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term is derived from an analysis of the Company’s historical exercise trends over 10 years. The expected volatility is based on a blend of historical and market‑based implied volatility. Using the assumptions above, the weighted‑average grant date fair value of options granted during the three months ended September 30, 2013 and 2012, was $2.90 and $2.11, respectively, and during the nine months ended September 30, 2013 and 2012, was $2.24 and $2.19, respectively.

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

The number of shares underlying the PRSUs that were granted to the CEO during 2011 totaled 0.2 million shares. As of September 30, 2013, performance conditions pertaining to 0.1 million shares of the PRSUs were achieved. The Company expects that an additional 40,900 shares of the PRSUs, with a grant date fair value of $4.67 per PRSU, will vest with respect to the Performance Period ending December 31, 2013 and the fair value of such PRSU’s is being amortized on a straight-line basis over the related service period. The total compensation cost related to PRSUs granted but not yet recognized was $0.1 million as of September 30, 2013.

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

In 2012, the Company awarded 0.9 million PRSUs under the Program at a grant date fair value of $4.16 per PRSU and expects 34% of the PRSUs will vest. The fair value of the PRSUs is being amortized on a straight-line basis over the related service period. The total compensation cost related to PRSUs granted but not yet recognized was approximately $0.2 million as of September 30, 2013.

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

During the third quarter of 2013, the Compensation Committee granted certain PRSUs associated with product launch and promotion initiative referred to as the 2013 Product Initiative Program. The purpose of the 2013 Product Initiative Program is to incentivize specific employees to sell specific products. The measurement period for the 2013 Product Initiative Program is the six month period ended December 31, 2013 and the awards granted under the 2013 Product Initiative Program are granted in the form of performance shares pursuant to the terms of our 2000 Plan. Dependent on the level of achievement of pre-determined financial performance goals, shares of stock will vest in equal installments over eight to twelve months. The level of achievement of financial performance will be assessed during the first quarter of fiscal 2014 after which the share of stock will be issued to the participants, contingent upon the recipient’s continued service to the Company.

In 2013, the Company awarded 0.1 million PRSUs under the 2013 Product Initiative Program at a grant date fair value of $5.51 per PRSU and expects 100% of the PRSUs will vest. The fair value of the PRSUs is being amortized on a straight-line basis over the related service period. The total compensation cost related to PRSUs granted but not yet recognized was approximately $0.7 million as of September 30, 2013.

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

The price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first day of the offering period or the last day of the purchase period, whichever is lower. The offering periods are 12 months and include two 6 month purchase periods that result in a look-back for determining the purchase price of up to 12 months. Employees can invest up to 15% of their gross compensation through payroll deductions. In no event would an employee be permitted to purchase more than 750 shares of common stock during any six-month purchase period. The initial offering period commenced in November 2011. As of September 30, 2013, there were 296 participants in the plan. Included in total share-based compensation cost for the three and nine months ended September 30, 2013 was $0.1 million and $0.4 million, respectively, related to the ESPP. Included in total share-based compensation cost for the three and nine months ended September 30, 2012 was $0.1 million and $0.5 million, respectively, related to the ESPP.

During the three and nine months ended September 30, 2013 and 2012, the fair value of shares under the ESPP was estimated using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Risk free interest rate	0.1%	0.1%	0.1%	0.1%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	52.6%	67%	52.6%	67%
Expected term (in years)	0.6	0.8	0.6	0.8

NOTE 6—INVENTORIES

At September 30, 2013 and December 31, 2012, inventories consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Raw materials	$10,415	$11,167
Work-in-process	27,309	35,562
Finished goods	33,318	37,734
Total	$71,042	$84,463

Short-term portion	$62,665	$72,691
Long-term portion	6,357	11,772

Inventory at September 30, 2013 includes unamortized fair value step-up in basis of $7.6 million as a result of the Acquisition that will be fully amortized by June 30, 2014. Amortization expense on the fair value step-up during the nine months ended September 30, 2013 was $7.4 million.

Included in the balance as of September 30, 2013 was the Company's Anatrace inventory with a carrying value of $2.0 million that was reclassified to held-for-sale on the Company's Condensed Consolidated Balance Sheet. Refer to Note 16. "Subsequent Events" for further details regarding the sale of Anatrace inventory.

NOTE 7—GOODWILL AND INTANGIBLE ASSETS

The gross carrying amounts and net book values of the Company’s definite-lived intangible assets are as follows (in thousands):

	Carrying Value, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted Average Useful Life
	December 31, 2012	(Decrease)/ Increase (1)	September 30, 2013	December 31, 2012	(Increase)/ Decrease (2)	September 30, 2013	December 31, 2012	September 30, 2013
Customer relationships	$76,874	$476	$77,350	$(14,346)	$(5,367)	$(19,713)	$62,528	$57,637	11 years
Developed technologies	76,814	446	77,260	(18,489)	(4,412)	(22,901)	58,325	54,359	10 years
Trademarks and tradenames	17,818	8	17,826	(3,009)	(2,545)	(5,554)	14,809	12,272	5 years
Other contractual agreements	3,055	21	3,076	(785)	(1,159)	(1,944)	2,270	1,132	2 years
Licenses	81,156	440	81,596	(66,370)	(4,613)	(70,983)	14,786	10,613	14 years
Total definite-lived intangible assets	$255,717	$1,391	$257,108	$(102,999)	$(18,096)	$(121,095)	$152,718	$136,013

(1)	Includes an increase in carrying value of $1.0 million related to foreign currency translation

(2)	The impact of foreign currency translation on accumulated amortization was a decrease of $0.2 million.

The expected future annual amortization expense of the Company’s intangible assets is as follows (in thousands):

For the Year Ending December 31,	Amortization Expense
2013, remainder thereof	$5,670
2014	20,984
2015	14,828
2016	13,305
2017	11,627
Thereafter	69,599
Total	$136,013

Change in the Company’s goodwill during the nine months ended September 30, 2013 is as follows (in thousands):

Balance at December 31, 2012	$159,736
Effects of foreign currency change	1,042
Balance at September 30, 2013	$160,778

NOTE 8—WARRANTIES

The Company provides for anticipated warranty costs at the time the associated product revenue is recognized. Product warranty costs are estimated based upon the Company’s historical experience and the applicable warranty period. The Company periodically reviews the adequacy of its warranty reserve and adjusts, if necessary, the warranty percentage and accrual based on actual experience and estimated costs to be incurred. Information in regards to the changes in the Company’s product warranty liability for the nine months ended September 30, 2013 is as follows (in thousands):

Balance at December 31, 2012	$802
Additions charged to cost of product sales	633
Repairs and replacements	(197)
Balance at September 30, 2013	$1,238

NOTE 9—LONG-TERM DEBT OBLIGATIONS

Term Loan

On June 25, 2012, the Company entered into a credit agreement (the “Credit Agreement”) by, and among, Affymetrix and its domestic subsidiaries, and General Electric Capital Corporation (“GE Capital”), Silicon Valley Bank and other financial institutions party thereto from time to time (collectively, the “Lenders”), as well as certain securities affiliates of the Lenders. The Credit Agreement provides for the Term Loan in an aggregate principal amount of $85.0 million and a revolving credit facility in an aggregate principal amount of $15.0 million (the “Revolving Credit Facility” and, together with the Term Loan, the “Senior Secured Credit Facility”), each with a term of 5 years. As of September 30, 2013, the Company had borrowed a total of $85.0 million under the Term Loan which was used to finance a portion of the Acquisition.

On October 17, 2013 the Company amended the Credit Agreement and refinanced its Senior Secured Credit Facility. Refer to Note 16. "Subsequent events" for further details regarding the amendment and refinance.

At the option of the Company (subject to certain limitations), borrowings under the Credit Agreement bear interest at either a base rate or at the London Interbank Offered Rate (“LIBOR”), plus, in each case, an applicable margin. Under the Base Rate Option, interest will be at the base rate plus 4.00% per annum, calculated on the basis of the actual number of days elapsed in a year of 365 or 366 days (as applicable) and payable quarterly in arrears. The base rate will be equal to the greatest of (a) the rate last quoted by The Wall Street Journal (or another national publication selected by GE Capital) as the U.S. “Prime Rate,” (b) the federal funds rate, plus 0.50% per annum and (c) LIBOR for an interest period of one month, plus 1.00% per annum. However, the base rate will not be less than a floor of 2.50% per annum. Under the LIBOR Option, interest will be determined based on interest periods to be selected by Affymetrix of one, two, three or six months (and, to the extent available to all relevant lenders, nine or 12 years) and will be equal to LIBOR, plus 5.00%, calculated based on the actual number of days elapsed in a 360-day year. However, LIBOR will be deemed not to be less than a floor of 1.50% per annum. Interest will be paid at the end of each interest period or, in the case of interest periods longer than three months, quarterly. In 2012, the Company entered into its Interest Rate Swap as required by the terms of the Credit Agreement with a third-party lending institution. Refer to Note 4. “Financial Instruments–Derivative Financial Instruments” for further information. At September 30, 2013, the applicable interest rate was approximately 6.50%.

The loans and other obligations under the Senior Secured Credit Facility are (i) guaranteed by substantially all of the Company’s domestic subsidiaries (subject to certain exceptions and limitations) and (ii) secured by substantially all of the assets of Affymetrix and each guarantor (subject to certain exceptions and limitations).

The Credit Agreement requires the Company to maintain a fixed charge coverage ratio of at least 1.5 to 1.0, a senior leverage ratio (which is the ratio of senior debt to trailing 12 months’ earnings before interest, taxes, depreciation, amortization and other one-time items (“EBITDAO”) not exceeding initially 2.00 to 1.00 and stepping down to 1.50 to 1.00; and a total leverage ratio (which is the ratio of total debt to trailing 12 months’ EBITDAO) not exceeding initially 4.75 to 1.00 and stepping down to 3.50 to 1.00. The Credit Agreement also includes other covenants, including negative covenants that, subject to certain exceptions, limit Affymetrix’, and that of certain of its subsidiaries’, ability to, among other things: (i) incur additional debt, including guarantees by the Company or its subsidiaries, (ii) make investments, pay dividends on capital stock, redeem or repurchase capital stock, redeem or repurchase the Company’s senior convertible notes or any subordinated obligations, (iii) create liens and negative pledges, (iv) make capital expenditures, (v) dispose of assets, (vi) make acquisitions, (vii) create or permit restrictions on the ability of Affymetrix’ subsidiaries to pay dividends or make distributions to Affymetrix, (viii) engage in transactions with affiliates, (ix) engage in sale and leaseback transactions, (x) consolidate or merge with or into other companies or sell all or substantially all the Company’s assets and (xi) change their nature of business, their organizational documents or their accounting policies.

Following the restructuring activity discussed in Note 15. “Restructuring” and lower-than-expected revenue in the first quarter of 2013, on April 8, 2013, the Company and the Lenders amended Credit Agreement to provide a limited waiver and to amend certain covenants with respect to fiscal year 2013 (the “Amendment”). Under the Amendment, the Lenders agreed to waive any event of default arising from the failure of the Company to comply with the total leverage ratio and senior leverage ratio for the three months ended March 31, 2013. For the quarters ended March 31, 2013 through September 30, 2013, the definition of EBITDAO was amended to allow the add back of up to $11.0 million of trailing twelve month restructuring and integration charges in the calculation of EBITDAO compared to an add back of up to $7 million prior to the Amendment. In addition, the quarterly senior leverage ratio was revised to not exceeding 1.80 to 1.00 for June 30, 2013 and September 30, 2013 compared to 1.75 and 1.00 for these periods prior to the Amendment. The total senior leverage multiple was revised to not exceeding 4.50 to 1.00, 4.75 to 1.00 and 4.50 to 1.00 for the quarters ending March 31, June 30 and September 30, 2013, respectively, as compared to the original total leverage ratio not exceeding 4.25 to 1.00 for each of these periods. As of September 30, 2013, the Company was in compliance with the covenants.

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

The Credit Agreement also contains events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-default and cross-acceleration to other indebtedness in excess of specified amounts, monetary judgment defaults in excess of specified amounts, bankruptcy or insolvency, actual or asserted invalidity or impairment of any part of the credit documentation (including the failure of any lien on a material portion of the collateral to remain perfected) and change of ownership or control defaults. In addition, the occurrence of a “fundamental change” under the indenture governing the 4.00% Notes would be an event of default under the Credit Agreement. As of September 30, 2013, the Company was in compliance with the covenants.

Additionally, the proceeds from the Term Loan are net of debt issuance costs of approximately $4.5 million which are being amortized using the effective interest method.

As of September 30, 2013, the Company had an outstanding principal balance of $63.7 million and incurred $1.4 million and $4.7 million, respectively, in interest expense under the Senior Secured Credit Facility for the three and nine months ended September 30, 2013.

The Term Loan is scheduled to amortize in quarterly installments in amounts resulting in an annual amortization of 10% during the first year, 15% during the second year, 15% during the third year, 20% during the fourth year and 40% during the fifth year after June 25, 2012. The principal amount of unpaid maturities per the Credit Agreement is as follows (in thousands):

2013, remainder thereof	$—
2014	9,563
2015	13,813
2016	17,000
2017	23,337
Total	$63,713

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

As of September 30, 2013, the outstanding balance on the 4.00% Notes was $105.0 million and interest incurred for the three and nine months ended September 30, 2013 was $1.2 million and $3.6 million, respectively.

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

The potential dilutive securities excluded from diluted earnings per common share were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Employee stock compensation plans	5,364	6,435	5,364	6,331
Restricted stock subject to repurchase	3,252	4,041	3,252	3,724
Convertible notes	17,857	17,985	17,864	7,214
Total	26,473	28,461	26,480	17,269

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

E8 Pharmaceuticals LLC

On July 1, 2008, the Company was named as a defendant in a complaint filed by plaintiffs E8 Pharmaceuticals LLC and Massachusetts Institute of Technology ("MIT") in the United States District Court of Massachusetts. In the complaint, the plaintiffs allege that the Company is infringing one patent owned by MIT and licensed to E8 Pharmaceuticals by making and selling the Company’s GeneChip® products to customers and teaching its customers how to use the products. The plaintiffs seek a permanent injunction enjoining the Company from further infringement, unspecified monetary damages, enhanced damages pursuant to 35 U.S.C. §284, costs, attorneys’ fees and other relief as the court deems just and proper. On September 4, 2012, the District Court issued its ruling construing key claims of the patent at issue. The parties thereafter stipulated to the dismissal of plaintiff’s claims. On September 26, 2012, the plaintiffs filed an appeal with the United States Court of Appeals for the Federal Circuit appealing the District Court’s dismissal of the plaintiff's claims. On October 8, 2013, the appeal was heard before the United States Court of Appeals for the Federal Circuit. The Company will continue to vigorously defend against the plaintiffs’ claims.

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

Administrative Proceedings

The Company’s intellectual property is subject to a number of significant administrative actions. These proceedings could result in the Company’s patent protection being significantly modified or reduced, and the incurrence of significant costs and the consumption of substantial managerial resources. For the nine months ended September 30, 2013, the Company did not incur significant costs in connection with administrative proceedings.

NOTE 12—INCOME TAXES

During the three and nine months ended September 30, 2013, the Company recorded a provision for income taxes of approximately $0.3 million and $1.5 million, respectively. The provision for income taxes primarily consisted of foreign taxes. During the nine months ended September 30, 2012, the benefit for income tax resulted from reducing our domestic deferred tax asset valuation allowance in connection with the eBiosciences acquisition partially offset by a provision for foreign income tax.

Due to the Company’s history of cumulative operating losses, management concluded that, after considering all the available objective evidence, it is not more likely than not that all the Company’s net deferred tax assets will be realized. Accordingly, all of the U.S. deferred tax assets continue to be subject to a valuation allowance as of September 30, 2013.

As of September 30, 2013, the total amount of unrecognized tax benefits has increased by approximately $0.6 million, primarily due to additional uncertain tax positions for transfer pricing. As a result of settlements of ongoing tax examinations and/or expiration of statutes of limitations without the assessment of additional income taxes, we anticipate the total amount of unrecognized tax benefits that could change in the next 12 months is approximately $2.7 million.

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

In 2012, the Company reorganized its business in the following four business units: Expression, Genetic Analysis and Clinical Applications, Life Science Reagents and Corporate. The Expression business unit markets the Company’s gene expression products and services, including in vitro transcription and other whole transcript arrays and associated reagents and software and our QuantiGene line comprised of low-to-mid-plex RNA analysis products. The Genetic Analysis and Clinical Applications business unit markets the Company’s genotyping and clinical array systems, including cytogenetics products. The Life Science Reagents business unit targets the life science reagent markets, marketing reagents, enzymes, purification kits and biochemicals used by life science researchers. The Corporate business unit is comprised primarily of revenue from royalty arrangements, and field revenue from services provided to customers by the Company. The Company determined that its manufacturing operations are centralized and based on platforms that are used to produce various products that serve multiple applications and markets. Additionally, the business units share research, development and common corporate services that provide capital, infrastructure and functional support. Based on the facts and circumstances, the Company concluded that the four business units represent one reportable operating segment, Affymetrix Core.

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

The following table shows revenue and loss from operations by reportable operating segment for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Affymetrix Core	$60,474	$62,046	$180,029	$192,320
eBioscience	19,880	17,578	57,735	18,953
Totals	$80,354	$79,624	$237,764	$211,273
Loss from operations:
Affymetrix Core	$1,107	$(5,462)	$(5,488)	$(18,893)
eBioscience	(2,390)	(5,652)	(10,954)	(10,966)
Totals	$(1,283)	$(11,114)	$(16,442)	$(29,859)

NOTE 14—RELATED PARTY TRANSACTIONS

In December 2011, the Company entered into an agreement under which it assigned one patent application and related know-how to Cellular Research, Inc. (“Cellular Research”), a company founded by the Company’s Chairman, Dr. Stephen P.A. Fodor. Dr. Fodor also owns a majority of the shares of Cellular Research. Pursuant to the agreement, Cellular Research shall pay single digit royalties to Affymetrix on sales of products covered by the assigned technology, and starting in December 2015, an annual minimum fee of $100,000. Affymetrix shall also have a right of first refusal to collaborate with Cellular Research for the development of certain new products and to supply arrays to Cellular Research under certain terms and conditions. As of September 30, 2013, no significant royalties had been earned pertaining to this agreement.

NOTE 15—RESTRUCTURING

In the fourth quarter of 2012, the Company initiated a cost reduction action that included workforce. During the first quarter of 2013, approximately 100 employees were notified of their involuntary termination. The Company estimates that the total restructuring charge associated with the plan will be approximately $6.3 million, substantially all of which is compensation and benefits afforded to terminated employees. During the year ended December 31, 2012, $1.8 million of restructuring expense related to employees who were notified prior to the end of the year was recognized. During the nine months ended September 30, 2013, the Company recognized $4.5 million in restructuring expense and made substantially all of the cash payments, except for $0.1 million which was recorded at September 30, 2013 in Accounts payable and accrued liabilities on the accompanying Condensed Consolidated Balance Sheets. No additional costs are expected to be incurred.

NOTE 16—SUBSEQUENT EVENTS

Sale of Anatrace-branded reagent product line
Effective October 11, 2013, the Company sold its Anatrace-branded reagents and the related group of assets used to manufacture the product line for net proceeds of approximately $11.8 million. The carrying value of the group of assets sold was approximately $2.5 million at the date of disposition and was primarily comprised of inventory. The carrying value as of September 30, 2013 of the group of assets sold are classified as held-for-sale on accompany Condensed Consolidated Balance Sheet. The Company will record a gain on the sale of Anatrace of approximately $9.4 million during the fourth quarter of 2013.

Debt refinance
During October 2013, the Company reduced its senior secured debt by approximately $17.0 million primarily through prepayments utilizing a combination of cash on hand and proceeds from the sale of its business that manufactures and sells Anatrace-branded reagents. On October 17, 2013, the Company refinanced approximately $48.0 million of its remaining senior secured debt that will lower its annual interest expense and improve its debt maturity profile. The proceeds from the debt was used to pay off existing senior debt including accrued interest and debt issuance cost of approximately $0.8 million.

Accordingly, on October 17, 2013, the Company entered into the Fourth Amendment to the Credit Agreement dated as of June 25, 2012 (“Fourth Amendment”), as amended from time to time prior to October 17, 2013. The Fourth Amendment provides, among other things, for term loans in the aggregate principal amount of $38.0 million and revolving loan commitments in the aggregate principal amount of $10.0 million, each with a term of five years. The Amendment also (i) reduced the interest rate margins, (ii) updated the financial covenant ratio levels and (iii) amended, modified and/or supplemented certain other obligations, covenants, representations and warranties of the parties under the Credit Agreement.

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment, which is filed hereto, as Exhibit 10.51 and is incorporated herein by reference.

Following the prepayment and refinance, Affymetrix senior secured debt outstanding was approximately $46.7 million. The Company incurred one-time fees and expenses associated with the refinance transaction of approximate $0.8 million during October 2013 that will be deferred and amortized over the term of the new debt or five years. The existing unamortized deferred debt issuance costs with a carrying value of approximately $2.5 million as of September 30, 2013 will be written off during the fourth quarter of 2013 as the modified terms of the arrangement are substantially different.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 should be read in conjunction with our financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Reportable Operating Segments

Our operations consist of two reportable operating segments, Affymetrix Core and eBioscience. During both the three and nine months ended September 30, 2013, Affymetrix Core accounted for approximately 75% of total revenue and eBioscience accounted for approximately 25% of total revenue.

Affymetrix Core is divided into business units, with each unit having its own marketing groups to better serve customers and respond quickly to the market needs. In addition, the business units share some research and development resources and common corporate services that provide capital, infrastructure, resources and functional support, allowing them to focus on core technological strengths to compete and innovate in their markets. Affymetrix Core manufacturing operations are based on platforms that are used to produce various Affymetrix Core products that serve multiple applications and markets. The following describes the four business units that form Affymetrix Core:

•	Expression: This business unit markets the Company’s GeneChip gene expression products and services, and the QuantiGene® line of low-to-mid-plex RNA measurement products.

•
Genetic Analysis and Clinical Applications: This business unit markets the Company’s genotyping products and services, such as the Axiom® product line, and products with clinical research applications, such as the CytoScan® cytogenetics arrays and the OncoScanTM FFPE assay kit.

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

All of our business units sell their products through our Global Commercial Organization comprised of sales, field application and engineering support, and marketing personnel. We market and distribute our products directly to customers in North America, Japan and major European markets. In these markets, we have our own sales, service and application support personnel responsible for expanding and managing their respective customer bases. In other markets, such as Mexico, India,

Brazil, the Middle East and Asia Pacific, including the People’s Republic of China, we sell our products principally, but not exclusively, through third party distributors that specialize in life science supply. For certain molecular diagnostic and industrial applications market opportunities, we supply our partners with arrays, reagents and instruments, which they incorporate into diagnostic products or other routine applications and assume the primary commercialization responsibilities.

See Note 13. “Segment and Geographic Information” for more information on our reportable operating segments.

Overview of the Third Quarter of 2013

We have faced declining financial performance over the past several years. Traditionally, a significant portion of our business was in the well-established gene expression business where our GeneChip® Expression product line comprised more than half of our revenue as we concentrated on selling these products in the basic research market focused on discovery research. Declining sales in our Expression business resulting from intense competition from low cost or alternative technologies such as next generation sequencing has been a primary reason for annual decreases in revenue since 2007. Our strategy is focused on finding new growth opportunities in the expression market, building market share with our Genetic Analysis products and diversification into the large protein and cell market with our eBiosciences products.

Affymetrix Core reported revenue of $60.5 million for the three months ended September 30, 2013, as compared to $62.0 million during the same period in 2012. Revenue reported from eBiosciences was $19.9 million and $17.6 million for the three months ended September 30, 2013 and 2012, respectively. The decrease in revenue from Affymetrix Core was primarily due to a $3.3 million decline in our Expression business unit revenue and $0.3 million lower royalties and other revenue compared to the same period in 2012 . These decreases were partially offset by a $2.7 million increase in our Genetic Analysis and Clinical Applications business unit as a result of increased sales in our Cytogenetics line of products which has been steadily growing since its launch in 2012 and our Axiom® products.  The increase in revenue from eBioscience reflects strong growth in Asia Pacific and Europe.

Since Dr. Frank Witney became our President and Chief Executive Officer in July 2011, we have focused on reducing our dependency on our Expression business unit by building a more diversified portfolio with broader revenue streams, including products that reach into the growing markets for translational medicine and molecular diagnostics. Excluding eBioscience, revenue from the Expression business unit was approximately 40% of Affymetrix Core business in the third quarter of 2013 as compared to 44% in the same period of 2012 while revenue from our Genetic Analysis and Clinical Applications business unit was 39% in the second quarter of 2013 as compared to 34% in the same period of 2012.

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

•
Phase II (2013-2014) – Profitability, Strengthen Balance Sheet, Development of Newer Product Lines. In the beginning of 2013, we communicated a corporate restructuring with a goal of accelerating our path to profitability. The corporate restructuring is expected to result in annualized savings of approximately $25 million based on 2013 run rates, of which $5 million is expected to be in cost of goods sold. Our priorities for this phase will be to achieve profitability, repay our senior secured debt, successfully commercialize our newer product lines (CytoScan®, OncoScanTM, Axiom® and QuantiGene® lines, as well as our eBioscience products) and invest in new product offerings. In addition, we will train and refocus our global commercial organization to expand our reach to customers in the translational medicine, molecular diagnostics and applied markets.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. For a description of accounting changes and recent accounting standards, including the expected dates of adoption and estimated effects, if any, refer to Note 1. “Summary of Significant Accounting Policies” in the Notes to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q. During the three and nine months ended September 30, 2013, there have been no significant changes in our critical accounting policies and estimates compared to the disclosures in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012.

RESULTS OF OPERATIONS

The following discussion compares the historical results of operations for the three and nine months ended September 30, 2013 and 2012.

REVENUE

The components of revenue are as follows:

Dollars in thousands	Three Months Ended September 30,		Dollar change from 2012	Percentage change from 2012	Nine Months Ended September 30,		Dollar change from 2012	Percentage change from 2012
	2013	2012			2013	2012
Consumables	$72,005	$68,039	$3,966	6%	$210,105	$176,518	$33,587	19%
Instruments	2,771	4,646	(1,875)	(40)	10,400	13,163	(2,763)	(21)
Product sales	74,776	72,685	2,091	3	220,505	189,681	30,824	16
Services and other revenue	5,578	6,939	(1,361)	(20)	17,258	21,593	(4,335)	(20)
Total revenue	$80,354	$79,624	$730	1%	$237,763	$211,274	$26,489	13%

Excluding second quarter revenue from eBioscience of $19.9 million, total product sales decreased $0.2 million in the three months ended September 30, 2013 as compared to the same period in 2012. The decrease in revenue from Affymetrix Core was primarily due to a $3.3 million decline in our Expression business unit revenue offset by a $2.7 million increase in our Genetic Analysis and Clinical Applications business unit as a result of increased volume of sales in our Cytogenetics line of products which has been steadily increasing since its launch in 2012 and our Axiom® products. eBioscience revenue increased $2.3 million in the three months ended September 30, 2013 as compared to the same period in 2012 primarily due to strong growth in Asia Pacific and Europe.

Total product sales increased in the nine months ended September 30, 2013 as compared to the same period in 2012 primarily due to period revenue from eBiosciences of $57.7 million. Excluding eBiosciences revenue, Affymetrix Core product sales were down $8.0 million. The decrease in revenue from Affymetrix Core was primarily due to an $18.0 million decline in our Expression business unit revenue across all regions, particularly in Japan, due to a challenging business environment during the first half of fiscal 2013. This decrease was partially offset by an $8.5 million increase in our Genetic Analysis and Clinical Applications business unit as a result of increased volume of sales in our Cytogenetics line of products which has been steadily increasing since its launch in 2012 and our Axiom® products that increased 79% compared to the nine months ended September 30, 2012.

Services and other revenue decreased for the three and nine months ended September 30, 2013 as compared to 2012 due to decreased royalties and research activities.

TOTAL REVENUE BY BUSINESS UNIT

The following table summarizes revenue by business unit:

Dollars in thousands	Three Months Ended September 30,		Dollar change from 2012	Percentage change from 2012	Nine Months Ended September 30,		Dollar change from 2012	Percentage change from 2012
	2013	2012			2013	2012
Expression	$24,133	$27,343	$(3,210)	(12)%	$71,467	$89,465	$(17,998)	(20)%
Genetic analysis and clinical applications	23,840	21,210	2,630	12	68,635	60,181	8,454	14
Life science reagents	7,756	8,098	(342)	(4)	24,356	24,297	59	—
Corporate	4,745	5,395	(650)	(12)	15,571	18,378	(2,807)	(15)
eBioscience	19,880	17,578	2,302	13	57,734	18,953	38,781	205
Total product sales	$80,354	$79,624	$730	1%	$237,763	$211,274	$26,489	13%

Percentage of revenue	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Expression	30%	34%	30%	42%
Genetic analysis and clinical applications	30	27	29	28
Life science reagents	10	10	10	12
Corporate	5	7	7	9
eBioscience	25	22	24	9
Total product sales	100%	100%	100%	100%

Expression During the three months ended September 30, 2013, Expression revenue decreased by $3.2 million primarily due to a decline in Genechip revenue of $1.7 million, which was driven by a lower volume of sales on our in vitro transcription (IVT) array products. A decline in Panomics revenue of $1.0 million and decline of instruments sales of $0.5 million also contributed to the decrease.

The decrease of $18.0 million in Expression revenue for the nine months ended September 30, 2013 was driven primarily by a decline in sales of $16.0 million of our IVT array products. Additionally, revenue from Expression instruments and Panomics declined $1.6 million and $1.5 million, respectively.

Genetic Analysis and Clinical Applications Genetic Analysis and Clinical Applications revenue increased $2.6 million for the three months ended September 30, 2013 as compared to the same period in 2012, primarily due to $2.4 million and $2.6 million increases in revenue on our Cytogenetics and Axiom® products, respectively, partially offset by a decline in sales of our SNP 6.0 arrays of $1.1 million. Additionally, Instrument revenue increased by $1.3 million.

For the nine months ended September 30, 2013, revenue also increased over the prior year primarily due to increased revenue on our Clinical Applications of $4.7 million and on our Axiom® products of $10.6 million, partially offset by a decline in sales of our SNP 6.0 arrays of $5.1 million.

Life Science Reagents For the three months ended September 30, 2013, Life Science Reagents revenue declined $0.3 million as compared to the same period in 2012 primarily due to lower demand. For the nine months ended September 30, 2013, Life Science Reagents revenue remained flat as compared to the same period in 2012.

Corporate Corporate revenue decreased between the three months ended September 30, 2013 and 2012, primarily due to lower royalty payments received in 2013. In addition, the nine months ended September 30, 2012 includes a $0.8 million one-time royalty payment received.

GROSS MARGIN

Dollars in thousands	Three Months Ended September 30,		Dollar/Point change from 2012	Nine Months Ended September 30,		Dollar/Point change from 2012
	2013	2012		2013	2012
Total gross margin on product sales	$42,176	$38,706	$3,470	$119,884	$107,774	$12,110
Total gross margin on services and other revenue	1,663	2,980	(1,317)	6,130	10,536	(4,406)

Product gross margin as a percentage of products sales	56%	53%	3	54%	57%	(3)

Service and other revenue gross margin as a percentage of services and other revenue	30%	43%	(13)	36%	49%	(13)

Product margin improved 300 basis points during the three months ended September 30, 2013 as compared to same period in 2012, primarily due to lower amortization of inventory step-up in fair value included in eBioscience cost of goods sold of $2.9 million and $4.5 million for the three months ended September 30, 2013 and 2012, respectively. In addition, gross margin improved 100 basis point due to headcount reduction savings following our most recent restructuring effort and favorable cost absorption partly off-set by lower product pricing and a mix shift to lower margin products.

Product margin was 300 basis points lower for the nine months ended September 30, 2013 as compared to same period in 2012, primarily due to higher amortization of inventory step-up in fair value included in eBioscience cost of goods sold of $12.0 million and $4.5 million for the nine months ended September 30, 2013 and 2012, respectively. Excluding the impact of the amortization of inventory step-up in fair value, product margin remained flat during the nine months ended September 30, 2013 as compared to same period in 2012 due to headcount reduction savings following our most recent restructuring effort and favorable cost absorption partly off-set by lower product pricing and a mix shift to lower margin products.

Service gross margin decreased in the three months ended September 30, 2013, as compared to the same period in 2012 primarily due to decreased scientific service revenue.

For the nine months ended September 30, 2013, service gross margin decreased primarily due to decreased scientific service revenue and due to a $0.8 million one-time royalty payment received in 2012.

RESEARCH AND DEVELOPMENT EXPENSES

Dollars in thousands	Three Months Ended September 30,		Dollar change from 2012	Percentage change from 2012	Nine Months Ended September 30,		Dollar change from 2012	Percentage change from 2012
	2013	2012			2013	2012
Research and development	$11,478	$16,498	$(5,020)	(30)%	$35,686	$43,417	$(7,731)	(18)%

Excluding eBioscience Research and development expenses of $2.2 million and $6.6 million for the three and nine months ended September 30, 2013, respectively, the decrease in research and development expenses for the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012 was primarily due to savings in headcount-related and variable compensation costs totaling $0.5 million and $3.3 million, respectively. The decrease in research and development expense is also attributed to lower spending on consulting of $1.3 million and $2.4 million and supplies of $2.1 million and $3.0 million, respectively. Additionally, allocated costs associated with IT and facilities spending decreased by $0.7 million and $2.7 million, respectively, during the three and nine months ended September 30, 2013 as compared to 2012.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Dollars in thousands	Three Months Ended September 30,		Dollar change from 2012	Percentage change from 2012	Nine Months Ended September 30,		Dollar change from 2012	Percentage change from 2012
	2013	2012			2013	2012
Selling, general and administrative	$33,646	$36,302	$(2,656)	(7)%	$102,286	$104,752	$(2,466)	(2)%

Selling, general and administrative expense decreased $2.6 million for the three months ended September 30, 2013 as compared to the same period in 2012 primarily due to savings in headcount-related and variable compensation costs totaling $1.5 million and lower allocated costs associated with IT and facilities of $0.6 million.

Excluding eBioscience selling, general and administrative expenses of $27.1 million and $10.1 million for the nine months ended September 30, 2013 and 2012, respectively, the decrease for the nine months ended September 30, 2013 as compared to the same period in 2012 was primarily due to less non-recurring acquisition- and integration-related costs incurred of $14.0 million, savings in headcount-related and variable compensation costs totaling $4.3 million and lower allocated costs associated with IT and facilities of $1.0 million.

RESTRUCTURING EXPENSES

During the nine months ended September 30, 2013, we recognized $4.5 million in restructuring charges due to a cost reduction program that included workforce reduction initiated during the year ended December 31, 2012. The restructuring charge primarily represents compensation and benefits afforded to terminated employees. We do not expect any further material restructuring expenses for the remainder of 2013.

INTEREST INCOME AND OTHER, NET

Dollars in thousands	Three Months Ended September 30,		Dollar change from 2012	Percentage change from 2012	Nine Months Ended September 30,		Dollar change from 2012	Percentage change from 2012
	2013	2012			2013	2012
Interest income	$6	$26	$(20)	(77)%	$(5)	$605	$(610)	(101)%
Realized (loss) income on equity investments, net	(712)	(33)	(679)	(2,058)	(661)	489	(1,150)	(235)
Currency income (loss), net	499	76	423	557	(22)	(994)	972	98
Other	275	(4,002)	4,277	107	1,189	(1,731)	2,920	169
Total interest income and other, net	$68	$(3,933)	$4,001	102%	$501	$(1,631)	$2,132	131%

During the three months ended September 30, 2013, Interest income and other, net increase was primarily due to an impairment charge of $4.0 million recognized on our West Sacramento facility during the third quarter 2012 and a greater gain on currency due to the strengthening of the U.S. dollar. The increase was off-set by an other than temporary impairment of $0.5 million in Realized (loss) income on equity investments recognized during the three months ended September 30, 2013.

The change in Interest income and other, net in the nine months ended September 30, 2013 as compared to the same period in 2012 was primarily due to the receipt in cash of $2.2 million including accrued interest of a notes receivable in 2012, a gain of $0.7 million recognized on the release of accrued deferred rent associated with the exit of one of our San Diego properties during the first quarter of 2013 and a lower loss on currency due to the strengthening of the U.S. dollar. This increase was partially offset by lower interest income as a result of the sale of most of our available-for-sale securities during the eBioscience acquisition in the second quarter of fiscal 2012 and the remaining amounts in the first quarter of 2013. In addition, we recorded an other than temporary impairment of $0.5 million in Realized (loss) income on equity investments during the three months ended September 30, 2013.

We continue to monitor the liquidity and financing activities of strategic non-marketable investments to determine if any impairment exists. It is uncertain whether or not we will realize any long-term benefits associated with these strategic investments.

INTEREST EXPENSE

Dollars in thousands	Three Months Ended September 30,		Dollar change from 2012	Percentage change from 2012	Nine Months Ended September 30,		Dollar change from 2012	Percentage change from 2012
	2013	2012			2013	2012
Interest expense	$2,652	$2,993	$(341)	(11)%	$8,274	$4,191	$4,083	97%

During the three months ended September 30, 2013, Interest expense was lower as compared to the same period of 2012 due to lower debt balance. Interest expense increased during the nine months ended September 30, 2013 as compared to the same periods in 2012 due to the interest cost on the debt obligations incurred in connection with the Acquisition partially offset by the redemption of the remaining aggregate principal amount of our 3.50% Notes in the first quarter of 2012.

INCOME TAX PROVISION

Dollars in thousands	Three Months Ended September 30,		Dollar change from 2012	Percentage change from 2012	Nine Months Ended September 30,		Dollar change from 2012	Percentage change from 2012
	2013	2012			2013	2012
Income tax provision (benefit)	$289	$(181)	$470	260%	$1,485	$(37,254)	$38,739	104%

During the three and nine months ended September 30, 2013, we recognized a provision for income tax of $0.3 million and $1.5 million, respectively. The provision for income tax primarily consists of foreign taxes. During the nine months ended September 30, 2012, the benefit for income tax resulted from reducing our domestic deferred tax asset valuation allowance in connection with the eBioscience acquisition partially offset by a provision for foreign income tax.

Due to our history of cumulative operating losses, management concluded that, after considering all the available objective evidence, it is not more likely than not that all our net deferred tax assets will be realized. Accordingly, all of our U.S. deferred tax assets continue to be subject to a valuation allowance as of September 30, 2013.

As of September 30, 2013, the total amount of unrecognized benefits has increased approximately $0.6 million, primarily due to additional uncertain tax positions for transfer pricing. As a result of settlements of ongoing tax examinations and/or expiration of statues of limitations without the assessment of additional income taxes, we anticipate the total amount of unrecognized tax benefits that could change in the next 12 months is approximately $2.7 million.

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

As of September 30, 2013, we had cash and cash equivalents of approximately $50.6 million. During the first quarter of 2013, we liquidated our portfolio of available-for-sale securities for $9.4 million in cash proceeds. We anticipate that our existing capital resources along with the cash to be generated from operations will enable us to maintain currently planned operations, debt repayments or convertible notes repurchases, and capital expenditures for the foreseeable future. These expectations are based on our current operating and financing plans, which are subject to change, and therefore we could require further funding. Factors that may cause us to require additional funding may include, but are not limited to:

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

In 2012, we completed our acquisition of eBioscience for approximately $307.8 million, representing the purchase price of $314.9 million less $7.1 million of cash transferred from eBioscience. The Acquisition was financed through a combination of cash on hand, the liquidation of available-for-sale securities, the proceeds, net of debt issuance costs, from our Term Loan of $80.5 million provided under our Senior Secured Credit Facility and the proceeds from the issuance, net of underwriting fees, of our 4.00% Notes of $101.1 million.

As part of the terms of the Senior Secured Credit Facility, we are required to meet certain financial and other negative covenants. As of September 30, 2013, we were in compliance with the amended covenants. Refer to Note 9. “Long-Term Debt Obligations” for further details regarding the Term Loan, our Senior Secured Credit Facility and the 4.00% Notes.

During October 2013, the Company prepaid approximately $17.0 million of its senior secured debt with a combination of cash on hand and proceeds from the sale of its business that manufactures and sells Anatrace-branded reagents. On October 17, 2013, the Company refinanced approximately $48.0 million of its remaining senior secured debt that will lower its annual interest expense and improve its debt maturity profile. Refer to Note 16. "Subsequent events" for further details regarding the amendment and refinance.

From time to time, we may seek to retire, repurchase or exchange common stock or convertible notes in open market purchases, privately negotiated transactions dependent on market conditions, liquidity, and contractual obligations and other factors. We did not retire, repurchase or exchange any of our common stock during the three and nine months ended September 30, 2013. During the first quarter of 2013, we redeemed the remaining outstanding aggregate principal of our 3.50% Notes at par plus unpaid interest.

Cashflow (in thousands)

	Nine Months Ended September 30,
	2013	2012
Net cash provided by operating activities	$32,185	$1,979
Net cash provided by (used in) investing activities	5,540	(263,174)
Net cash (used in) provided by financing activities	(13,328)	87,954
Effect of exchange rate changes on cash and cash equivalents	83	330
Net increase (decrease) in cash and cash equivalents	$24,480	$(172,911)

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2013 was comprised of net loss of $25.7 million, non-cash charges of $50.1 million and a decrease in operating assets of $7.8 million. Adjustments for non-cash expenses include depreciation and amortization expense of $30.0 million, amortization expense related to the inventory step-up in fair value of $12.0 million, and share-based compensation expense of $5.1 million.

Investing Activities

During the first quarter of 2013, we sold our remaining available-for-sale securities for $9.4 million in cash proceeds. Investing activities for the nine months ended September 30, 2013, included capital expenditures of $3.0 million, purchase of non-marketable investments of $0.2 million, and purchase of technology rights of $0.6 million.

Financing Activities

During the first quarter of 2013, we redeemed our 3.50% Notes for $3.9 million, including unpaid accrued interest. Investing activities for the nine months ended September 30, 2013 included pre-payments of $9.6 million on our Term Loan. In addition to certain mandatory payments, from time to time, we also may make early payments on the outstanding principal amount of our Term Loan.

Other financing activities generally consist of stock option exercise activity under our employee stock plan. Cash used in the issuance of stock under our employee stock plan, net of treasury shares withheld for taxes, was $0.3 million for the nine months ended September 30, 2013.

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

As of September 30, 2013, we had no off-balance sheet arrangements. Other than the debt obligations related to the Acquisition disclosed in Note 9. “Long-Term Debt Obligations” and the redemption of the remaining outstanding aggregate principal balance of our 3.50% Notes during the first quarter of 2013, there have been no significant changes to our aggregate contractual obligations as compared to the disclosures in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Interest Rate Risk

In addition to our market risk disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012, we also face interest rate risk relating to the increase or decrease in the amount of interest we must pay on our outstanding debt instruments. In 2012, we entered into a Senior Secured Credit Facility, which provides for a Term Loan and revolving credit facility. As further explained in Note 9. “Long-Term Debt Obligations,” outstanding borrowings under the Senior Secured Credit Facility bear interest at variable interest rates and therefore the interest we pay will fluctuate as changes occur in certain benchmark interest rates. As of September 30, 2013, we had borrowed a total of $85.0 million under the Term Loan provided under the Senior Secured Credit Facility. Under the Credit Agreement, we are required to maintain derivative contracts to protect against fluctuations in interest rates with respect to at least 35% of the aggregate principal amount of the Term Loan then outstanding and such derivative contracts shall provide for not less than a three year term. Accordingly, we entered into an interest rate swap (the “Interest Rate Swap”) for which the notional amount was originally set at $27.0 million, with quarterly reduction to the notional amount consistent with the mandatory amortization schedule of the Term Loan. The Interest Rate Swap calls for quarterly fixed rate payments of 1.70% of the notional amount in exchange for a variable rate receipts equal to a 3-month LIBOR rate with a floor of 1.50%. The Interest Rate Swap terminates on June 25, 2015. We do not believe a hypothetical 10% increase in interest rates as of June 30, 2013 would have a material impact on our interest expense.

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

Affymetrix’s management carried out an evaluation, as required by Rule 13a-15(d) of the Exchange Act, with the participation of our Chief Executive Officer and our Chief Financial Officer, of changes in Affymetrix’s internal control over financial reporting. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that there were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, the agreements governing the Senior Secured Credit Facility contain restrictive covenants imposing operating and financial restrictions on us, including restrictions that may limit our ability to finance future operations or capital needs or to engage in other business activities. See the risk factor below entitled "We may not be able to finance future needs or adapt our business plan to changes because of restrictions placed on us by our Senior Secured Credit Facility and future instruments governing our indebtedness." If our revenue declines, we may have to make further amendments to the Senior Secured Credit Facility and we cannot assure you that the Lenders will agree to amend the Senior Secured Credit Facility in such situations and if they do, whether they will require us to pay significant consideration for such amendment.

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

The market for our products and services is highly competitive, has high barriers to entry and has several other large companies with significant market share. For example, companies such as Illumina, Inc., Agilent Technologies and Life Technologies Corporation have products for genetic analysis that are directly competitive with certain of our products. In addition, Illumina, Inc., Life Technologies Corporation, Roche Diagnostics and BGI-Complete Genomics also offer DNA sequencing technology which we do not offer. As the costs of DNA sequencing fall, we will face increased competition in certain of our existing and potential markets. We also face competition from established diagnostic companies such as Beckman Coulter, Becton, Dickinson and Company, bioMérieux, Celera Diagnostics, Johnson & Johnson, Gen-Probe Incorporated and Roche Diagnostics, which have made strategic commitments to diagnostics, have financial and other resources to invest in new technologies, and have substantial intellectual property portfolios, substantial experience in new product development and regulatory expertise. In addition, our collaborative partners may compete with us.

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

We expect that our revenue in the foreseeable future, including anticipated revenue from our eBioscience segment, will be derived from products and services provided to pharmaceutical and biotechnology companies, as well as academic, governmental and other research institutions. Our operating results may fluctuate substantially due to reductions and delays in research and development expenditures by these customers.

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

Budgets in the research-use-only market have been particularly challenged in recent periods, which we believe has had an adverse effect on us, including our eBioscience segment. A significant or prolonged change in research funding, particularly with respect to the U.S. National Institutes of Health, including funding reductions that may result from scheduled automatic federal budget sequestration provisions, or prolonged government shutdowns, could have an adverse impact on future revenues and results of operations.

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

Prior to 2002, we incurred losses each year since our inception, and we reported losses in 2006, and from 2008 through 2012. As a result, we had an accumulated deficit of approximately $515.1 million as of September 30, 2013. Our ability to achieve sustained profitability will depend, in part, on the rate of growth, if any, of our revenue and on the level of our expenses. In 2012 and the first half of 2013, our business was affected by a drop in the volume of sales of our in-vitro transcription arrays in our Expression business that was partially offset by an increase in our Cytogenetics and Axiom® products in our Genetic Analysis and Clinical Applications business. This led to an overall decrease in revenue as compared to the same prior-year period. There can be no assurance that our revenue will not continue to decrease in future periods. We announced a corporate restructuring program to reduce our costs, however, there can be no assurance that the level of anticipated cost savings will materialize. We expect to continue incurring significant expenses related to research and development, sales and marketing efforts to commercialize our products, litigation and non-cash stock based compensation, and we expect to continue to experience fluctuations in our operating results. If our revenue grows more slowly than we anticipate, or if our operating expenses are above what we expect or cannot be reduced in the event of lower revenue, we may not become profitable on a sustained basis, or at all.

If we do not attract and retain key employees, our business could be impaired.

To be successful, we must attract and retain qualified scientific, engineering, manufacturing, sales, marketing and management personnel. To expand our research, product development and sales efforts we need additional people skilled in areas such as bioinformatics, organic chemistry, information services, regulatory affairs, manufacturing, sales, marketing and technical support. Competition for these people is intense, and our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating existing employees. For example, our stock price has been volatile in recent years, resulting in a significant number of stock options granted to our employees having a strike price that is higher than the current trading price of our common stock. In addition, following the Acquisition, in order to retain and incentivize key eBioscience employees as we integrate the business, we granted certain employees performance-based restricted stock units (“PRSUs”) as further described in Note 5. “Stockholders’ Equity and Share-Based Compensation Expense”; we cannot be assured that these equity awards will be successful in retaining and incentivizing such employees. If we are unable to hire, train and retain a sufficient number of qualified employees, we will not be able to expand our business or our business could be adversely affected.

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

Information technology("IT") systems are used extensively in virtually all aspects of our business, including sales forecast, order fulfillment and billing, customer service, logistics and management of data from running samples on our products. Our success depends, in part, on the continued and uninterrupted performance of our IT systems. IT systems may be vulnerable to damage from a variety of sources, including telecommunications or network failures, human acts and natural disasters. Moreover, despite the security measures we have implemented, our IT systems may be subject to physical or electronic break-ins, computer viruses and similar disruptive problems. We also have taken precautionary measures to prevent unanticipated problems that could affect our IT systems. Nevertheless, we may experience damages to our systems, and system failures and interruptions.

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

Maintaining a strong patent position is critical to our business. Patent law relating to the scope of claims in the technology fields in which we operate is uncertain, so we cannot be assured the patent rights we have or may obtain will be valuable. Others have filed, and in the future are likely to file, patent applications that are similar or identical to ours or those of our licensors. To determine the priority of inventions, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office that could result in substantial costs in legal fees and could substantially affect the scope of our patent protection. We cannot be assured our patent applications will have priority over those filed by others. Also, our intellectual property may be subject to significant administrative and litigation proceedings. In addition, we may acquire businesses, which may not have developed or maintained a similarly robust patent position. For example, our eBioscience segment does not have a patent portfolio at the current time, so we must rely on non-patent rights, including third-party licenses that relate to such business operations.

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

The market price for our common stock has varied between a high of $6.51 on September 5, 2013, and a low of $2.96 on November 16, 2012 in the twelve-month period ending on September 30, 2013. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including those listed in this "Risk Factors" section and other, unknown factors. Our stock price also may be affected by comments by securities analysts regarding our business or prospects, our issuance of common stock or other equity securities, our inability to meet analysts' expectations, general fluctuations in the stock market or in the stock prices of our industry peers or our customers and general conditions and publicity regarding the genomics, biotechnology, pharmaceutical or life science industries. This volatility may affect the price at which you could sell the common stock you receive upon conversion of your notes.

In addition, the sale of substantial amounts of our common stock could adversely impact its price. As of September 30, 2013, we had outstanding approximately 71.9 million shares of our common stock and options to purchase approximately 5.4 million shares of our common stock (of which approximately 3.0 million were exercisable as of that date). We also had outstanding approximately 3.3 million shares underlying restricted stock awards and restricted stock units as of September 30, 2013. As of September 30, 2013, we also had outstanding 105.0 million aggregate principal amount of our 4.00% Notes, which are convertible into shares of our common stock. We have reserved a total of approximately 17.9 million shares of our common stock to satisfy the settlement obligations of such notes. The sale or the availability for sale of a large number of shares of our common stock in the public market could cause the price of our common stock to decline.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

10.51(2)	Fourth Amendment to Credit Agreement dated as of October 17, 2013
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
EX-101.INS	XBRL Instance Document(1)
EX-101.SCH	XBRL Taxonomy Extension Schema Document(1)
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

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

(2)	Incorporated by reference to Registrant's Current Report on Form 8-K as filed on October 21, 2013 (File No.000-28218).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	By:	/s/ GAVIN WOOD
	Name:	Gavin H. J. Wood
	Title:	Executive Vice President and Chief Financial Officer

November 4, 2013

Duly Authorized Officer and Principal Financial And Accounting Officer