Form 10-K
period 2013-12-31
AFFYMETRIX INC
filed 2014-03-03
CIK 913077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013 OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant at June 30, 2013, based on the closing price of such stock on The Nasdaq Global Select Market on such date, was approximately $314 million. The number of shares of the registrant's Common Stock outstanding on February 24, 2014 was 72,481,532.
DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the Proxy Statement to be filed in connection with the 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated.

AFFYMETRIX, INC.
FORM 10-K
DECEMBER 31, 2013

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
Overview
We are a provider of life science products and molecular diagnostic products that enable parallel analysis of biological systems at the gene, protein and cell level. We sell our products to genomic research centers, academic institutions, government and private laboratories, as well as pharmaceutical, diagnostic and biotechnology companies. Over 65,000 peer-reviewed papers have been published based on work using our products. We have approximately 1,100 employees worldwide and maintain sales and distribution operations across the United States, Europe, Latin America and Asia.
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
Dr. Frank Witney became our President and Chief Executive Officer in July 2011. Under Dr. Witney's leadership, we focused on realigning our product portfolio, stabilizing our core business and positioning our company for growth and increasing profitability. We expect our transformation will take several years, and we are executing on a plan that we have categorized into three phases:

•
Phase 1 (2011-2012) –Portfolio Realignment. During this phase, we reorganized ourselves into business units to sharpen our business focus based on target markets. We also launched CytoScan®, our growing cytogenetic microarray product line and acquired eBioscience. Through eBioscience, we now offer flow cytometry and immunoassay reagent products that enable us to broaden our reach into the translational medicine and molecular diagnostics markets. We believe these actions will lead to a stabilization of our core business and the realignment of our product portfolio will position us for growth.

•
Phase II (2013-2014) – Profitability, Strengthen Balance Sheet, Development of Newer Product Lines. In the beginning of 2013, we implemented a corporate restructuring with a goal of accelerating our path to profitability. Our priorities for this phase, in addition to profitability include reducing our senior secured debt, successfully commercializing our newer product lines (CytoScan®, Axiom®, Human Transcriptome Array and QuantiGene® View RNA lines, as well as our eBioscience products) and investing in new product offerings. In addition, we are training and refocusing our global commercial organization to expand our reach to customers in the translational medicine, molecular diagnostics and applied markets.

•
Phase III (2015 -2016) – Strategic Flexibility, Expansion of Product Lines, Growth. In this phase, our goal is to have well established product lines in translational medicine, clinical diagnostics and applied science such as AgBio. We also intend to have a strong balance sheet that will provide us with the flexibility to make strategic acquisitions.

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
Translational Medicine Markets
Customers in the translational medicine markets are clinical researchers, molecular pathologists, oncologists and cytogeneticists, who have become increasingly engaged in applying genetic analysis technologies for the development of new clinical methods to be used in the diagnosis, monitoring and treatment of a wide variety of molecular based diseases. These end users are often located in diagnostic companies, commercial reference laboratories, clinical research departments within academic medical centers and major pharmaceutical and biotechnology companies. The required technology is used in a repetitive testing environment and must enable cost effective, flexible analysis of significantly fewer genetic and biological markers, as compared to the technology used in basic research. Our Axiom®, CytoScan®, Oncoscan®, QuantiGene View in situ hybridization system and eBioscience® products line target the needs of these users, who are focused on improving clinical outcomes and standard of care.
Molecular Diagnostic Markets
We believe that molecular diagnostics is the fastest growing segment of the diagnostics market. Such growth historically has been driven by infectious disease testing, but molecular diagnostics is expanding into new areas such as reproductive health and cancer diagnostics. The increasing efficacy of molecular diagnostics is driven by the continued discovery of genetic markers with proven clinical utility, the increasing adoption of genetic-based diagnostic tests, and the expansion of reimbursement programs to include a greater number of approved molecular diagnostic tests. Our CytoScan® product line seeks to serve this market by providing genome wide analysis of the chromosome complement of the cell in inherited and acquired diseases. We also partner with molecular diagnostics companies under our Powered by Affymetrix program to develop and commercialize molecular diagnostics tests using our products. In addition, we have a variety of other internal programs such as our OncoScan, QG View RNA and a large panel of Analyte Specific Reagents ("ASRs") for leukemia and lymphoma immunophenotyping aimed at the translational medicine and molecular diagnostics market. In the latter part of 2013, we launched our new OncoScan FFPE Assay kit which provides a new capability for whole genome copy number analysis from FFPE samples in 48 hours, and we expect this to be a key tool in the molecular profiling of solid tumor samples.
Flow Cytometry
Flow cytometry is a well-established technology used to count and examine physical and chemical parameters of particles, such as cells, in high throughput. Fluorescently-labeled antibodies are generally used to measure these parameters in a population of cells, which are suspended in a fluid and passed through an electronic detection device. Measurable parameters of a cell include volume and morphology, DNA/RNA content, DNA copy number variation, protein expression and localization, intracellular antigens (e.g. cytokines, chemokines), enzymatic activity and cell viability. Flow cytometry is routinely used in basic and clinical research, including immunology, cell biology, and stem cell biology, as well as in the diagnosis of health disorders, especially blood cancers and HIV. Our eBioscience reagent products serve the flow cytometry market.
Applied Markets
Applied markets refer to a variety of other markets for which we provide products and services, including the AgBio market where we supply catalog and custom genotyping and expression array products to facilitate agricultural research and commercial improvement programs. We currently supply academic, industrial and government customers with SNP-based genotyping arrays for an expanding list of crops including wheat, barley, sunflower, strawberry and rice, for livestock such as cattle, buffalo and chicken and for fish, such as salmon, catfish and carp. These genotyping products are used, among other things, in genomic selection for more rapid, accurate and efficient breeding of desired traits than traditional breeding methods. We believe that the AgBio market is growing rapidly and represents a significant business opportunity.
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

Business Segments
Our operations consist of two reportable segments, Affymetrix Core and eBioscience. Affymetrix Core accounted for approximately 76% of total revenue and eBioscience accounted for approximately 24% of total revenue during the year ended December 31, 2013.
Affymetrix Core is divided into business units, with each business unit having its own marketing groups to better serve customers and respond quickly to the market needs. In addition, the business units share some research and development resources and common corporate services that provide capital, infrastructure, resources and functional support, allowing them to focus on core technological strengths to compete and innovate in their markets. Affymetrix Core manufacturing operations are based on platforms that are used to produce various Affymetrix products that serve multiple applications and markets. The following describes the four business units that form Affymetrix Core:

•	Expression: This business unit markets the Company's GeneChip® gene expression products and services.

•
Genetic Analysis and Clinical Applications: This business unit markets the Company's genotyping product line, such as the Axiom® product line; and arrays and assays with clinical research applications, such as the CytoScan® and OncoScan products. Effective 2014, this unit will market the QuantiGene ViewRNA in-situ hybridization platform for clinical translational research of RNA in tissue sections. QuantiGene ViewRNA was previously part of the Expression Business Unit.

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
Acquired in 2012, eBioscience is operated as a separate business unit with its own research, marketing and manufacturing groups:

•
eBioscience: This reportable segment specializes in the development, manufacturing, marketing and distribution of research products in the areas of flow cytometry, immunoassays, microscopic imaging and other protein-based analyses. During the second half of 2013, eBioscience started integrating the development and marketing of the remaining QuantiGene and Procarta product line (not including the QuantiGeneRNA View in-situ platform) previously reported by the Expression Business Unit. This change is expected to have a material impact in 2014 when compared to 2013 results for the eBioscience Business Unit and Expression Business Unit.

See Note 16. “Segment and Geographic Information” to our financial statements included elsewhere in this Annual Report Form 10-K for more information on our reportable operating segments.
Sales and Distribution
All of our business units sell their products through our Global Commercial Organization comprised of sales, field application and engineering support, and marketing personnel. We market and distribute our products directly to customers in North America, Japan and major European markets. In these markets, we have our own sales, service and application support personnel responsible for expanding and managing their respective customer bases. In other markets, such as Mexico, India, Brazil, the Middle East and Asia Pacific, including China, we sell our products principally through third-party distributors that specialize in life science supply. We are selectively expanding our presence in the larger and more attractive markets, such as in China. For molecular diagnostic and industrial applications market opportunities, we supply our partners with arrays and instruments, which they incorporate into diagnostic products or other routine applications and assume the primary commercialization responsibilities.

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
Our Principal Technologies
Array Technology
Our array technology leverages semiconductor-based photolithographic fabrication techniques, which enables us to synthesize a large variety of predetermined DNA sequences simultaneously in predetermined locations on a small glass chip called an "array." Photolithography is a technique which uses light to create exposure patterns on the glass chip and to direct chemical reactions. The function of each single-stranded sequence on our array, called a probe, is to bind to its complementary DNA or RNA from a biological sample. Our technology allows millions of probe sequences to be arrayed at specified locations on a chip the size of a thumb nail. Our arrays permit analysis of the genes or RNAs simultaneously.

The nucleic acid (DNA or RNA) to be tested is isolated from a sample, such as blood, saliva or biopsy tissue, amplified and prepared for hybridization, a process that enables the reaction of RNA or DNA targets in the sample to specific, pre-identified locations on the array. The test sample is then washed over the array, where the individual nucleic acid sequences that represent the genetic content or expressed genes of the sample hybridize to their complementary sequences bound on the array. The molecules in the test sample may be labeled with fluorescent dye either before or after hybridization. When scanned by a laser in our scanner instrument, the test sample generates a fluorescent signal. The locations where a fluorescent signal is detected by an optical detection system on the scanner instrument correspond to sequences complementary to the test sample. Sequence variation, or the quantification of the amount of specific sequences of RNA or DNA sequences in the sample, can be determined by detecting the relative strength of these signals since the sequence and position of each complementary DNA probe on the GeneChip® is known.
The combination of a particular array, together with an optimized set of reagents and a user protocol describing how to carry out the procedure, is referred to as an "assay."
bDNA Technology
We offer customers our QuantiGene® line of assay products for a wide variety of low- to mid-plex genetic, protein and cellular analysis applications using branched DNA, or bDNA, technology. These assays measure RNA levels directly from samples, either in solution or in cells and tissues, using a signal amplification method without the need for RNA purification, providing customers with improved accuracy, scale and workflow relative to traditional methods based on the polymerase chain reaction, or PCR. An important feature of bDNA technology is the ability to measure RNA in clinically relevant samples such as formalin fixed paraffin embedded, or FFPE, which are used in retrospective cancer research, as well as cancer diagnostic applications.
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
Affymetrix Core. Through its Expression and Genetic Analysis and Clinical Applications business units, Affymetrix Core sells integrated systems in two principal applications, genotyping and gene expression. Consumables for these two applications run on the same instruments. We have three families of systems, GeneChip®, GeneTitan® and GeneAtlas® that include (1) instruments, (2) consumables and (3) software. Our GeneChip® instruments run arrays packaged in cartridges and our GeneTitan® and GeneAtlas® instruments run a large number of arrays simultaneously as they are packaged in a plate format for automated high throughput processing. The QuantiGene® lines of assays for gene expression for a wide variety of low- to mid-plex genetic, protein and cell analysis are now aligned with the Genetic Analysis & Clinical Application and eBioscience units are discussed previously. The Life Science Reagents business unit offers reagents, enzymes, purification kits and biochemicals used by life science researchers. In addition, this business unit supplies other companies in our industries with products that are incorporated as part of their products.

eBioscience. Our eBioscience business segment offers an extensive portfolio of antibodies and reagents for use in flow cytometry and immunoassays, as well as a range of the QuantiGene and Procarta assay portfolio.
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
CytoGenetic and Genotyping Catalog Cartridge Arrays
·CytoScan® HD Array – This array includes more than 2.6 million copy number markers and provides broad coverage for the detection of human chromosomal aberrations associated with genes related to constitutional and cancer cytogenetics.
·SNP 6.0 Array – This single chip array is a robust tool for studying variation. It enables genotyping of approximately 906,600 SNPs and assaying of approximately 946,000 non-polymorphic probes for detection of copy number.
·OncoScan™ FFPE Assay Kit – This product provides whole-genome copy number data with specifically enhanced high resolution in approximately 900 known cancer genes, loss of heterozygozity (LOH) across the whole genome as well as clinically relevant somatic mutation data − all from a single assay. Utilizing Affymetrix' unique Molecular Inversion Probe (MIP) technology, the product is capable of analyzing small amounts of highly degraded DNA from FFPE samples quickly and affordably.
·DMET™ Plus – This array features drug markers in FDA-validated genes and enables discovery and measurement of genetic variation associated with drug response.

Gene Expression Catalog Cartridge Arrays
·U133 – This array analyzes the expression level of over 47,000 transcripts and variants of the human genome.
·Human Transcriptome Array – This high-resolution array contains over 6.0 million probes that detect transcript isoforms produced by a gene.
·Other Arrays – We also offer a range of catalog expression arrays for the study of rat, mouse and other mammalian and model organisms.

Custom Arrays	·MyGeneChip™ products are custom expression and sequence arrays designed by our customers to study organisms of interests to them.
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

Axiom® Genotyping Solution
The Axiom® Genotyping Solution includes array plates with validated genomic content, complete reagent kits, data analysis tools and a fully automated workflow utilizing the GeneTitan®. These plates are available in 96 and 384 array formats.
·Axiom® Human Array Plates – these arrays are designed to maximize genomic coverage of common and novel SNPs and insertions and deletions in Caucasian, Asian and African populations. In addition, through our functional genotyping arrays such as the Axiom Exome Array Plates and the BioBank Array plates, we enable researchers to search for genetic variants in regions of the genome that have potential biological impact.
·Axiom® Custom Arrays – Customers can make custom arrays utilizing our proprietary database of validated genomic markers or with newly discovered markets. Our ability to make custom arrays in a rapid and reproducible manner is critical to serve the growing needs of both the human and Ag Bio market.

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

eBioscience Products
eBioscience offers an extensive portfolio of antibodies and reagents for use in flow cytometry and immunoassays.  Within the flow cytometry market, through eBioscience, we are a leading provider of multi-color flow cytometry reagents, a growing subsector of the of the global flow cytometry market. The significance of multi-color flow is that it provides the scientist with the ability to characterize a variety of targets simultaneously in a given cell analysis, allowing a much more detailed picture of health and diseased cells than is possible when measuring a single target. Within the immunoassays market, eBioscience offers a broad portfolio of simple, easy-to-use immunoassays kits for the quantitative measurement of either secreted or intracellular protein levels in biological samples, such as cell lysates or serum. These assays are in a variety of single analyte and multiplex formats. eBioscience also now develops and markets the QuantiGene® line of low-to-mid-plex RNA measurement products, with the exception of the QuantiGene View RNA platform which is aligned with the Genetic Analysis and Clinical Applications business unit.
Our Services
We offer high-throughput genotyping services for customers using our genotyping products. Our projects range in size from a few hundred samples to well over 100,000 samples. We serve customers requiring quick turnaround times and suitably priced solutions to their large-scale academic and consortia genotyping studies. Our service lab is currently engaged in a 500,000 sample study for the UK Biobank.
Our Collaborative Partners
We collaborate with our partners to expand the applications of our technology and to acquire access to complementary technologies and resources. We collaborate with a number of instrumentation and reagent companies to develop and supply certain components of the user work flow. These companies include Danahar Corp., CapitalBio Corporation, Life Technologies Corporation, Genisphere LLC, Hamilton Robotics, Takara Bio Inc., New England Biolabs, Inc., Luminex Corporation and Qiagen GmbH.
Through our Powered by Affymetrix™, or PbA Program, we permit commercial entities to license our technologies to develop custom product solutions based upon our arrays, instrumentation and software. Our PbA partners include F. Hoffman-La Roche Ltd., bioMerieux, Inc., Veridex, LLC, a Johnson & Johnson company, Veracyte Inc. and TessArae LLC. We provide our PbA partners custom arrays. Our partners subsequently package these arrays into kits, seek regulatory approval and reimbursement for their diagnostic use, and sell them into the diagnostic markets using their sales channels. An example is the gene expression array used by our PbA partner Veracyte, in its Affirma test for thyroid cancer.
We also collaborate with certain academic, government, and commercial research groups to develop and validate new applications of our technologies.
Manufacturing and Raw Materials
We manufacture our Affymetrix Core consumables, including our arrays and the majority of our reagents, and contract with third parties to manufacture our instruments. We manufacture our reagents in our Cleveland, Ohio facility. We manufacture our arrays and our GCS3000 instrument in our Singapore facility.
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
Our Singapore and Ohio facilities have been certified to ISO 13485 standards. The Singapore and Ohio facilities operate under the strict standards of our corporate quality plan. Third parties who manufacture our instruments will have to meet our quality standards as part of the qualification process.
eBioscience manufactures its flow cytometry reagents in San Diego, California, and most of its immunoassays and the Procarta line in Vienna, Austria.

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
Research and Development
Our research and development effort is divided into the major areas of basic research, product research and development, and manufacturing technology development. Our product development efforts are focused primarily on the development of new array, assay and reagent products, improving the overall performance of our assays, developing new applications and simplifying highly complex assays. We are also actively engaged in research aimed at enhancing the manufacturing process currently employed in the production of our arrays.
Our research and development expenses for the years ended December 31, 2013, 2012 and 2011 were $47.7 million, $57.9 million and $63.6 million, respectively.
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
There are a significant number of United States and foreign patents and patent applications in our areas of interest, and we believe that there will continue to be significant litigation in the industry regarding patent and other intellectual property rights. Others have filed, and in the future are likely to file, patent applications that are similar or identical to ours or those of our licensors. It may be necessary for us to enter into litigation to defend against or assert claims of infringement, to enforce patents issued to us, to protect trade secrets or know-how owned by us or to determine the scope and validity of the proprietary rights of others. From time to time, to determine the priority of inventions, it may be necessary for us to participate in interference proceedings declared by the United States Patent and Trademark Office. Litigation or patent administrative proceedings could result in substantial costs to and distraction from our core business and our efforts in respect to such proceedings may not be successful. For further information regarding intellectual property litigation involving us, see "Item 8. Financial Statements and Supplementary Data—Note 14. Legal Proceedings" in this Annual Report on Form 10-K.
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
In the highly multiplexed genotyping and gene expression markets, existing competitive technologies include DNA sequencing, which we do not offer and is offered by companies such as Illumina, Inc. and Life Technologies. Other companies developing or marketing competitive DNA array technology include Illumina, Agilent Technologies, Inc., and NuGEN Technologies, Inc, some of which offer products that compete directly with our microarrays or reagents.
In the low to mid-plex gene expression markets, much of the existing competition comes from the supplier of realtime PCR products, including Life Technologies, who has a dominant position, Roche Diagnostics, and Bio-Rad Laboratories, Inc. In addition, there are new midplex technologies being offered by Fluidigm Corporation, Sequenom, Inc., High Throughput Genomics, Inc., NanoString Technologies and Life Technologies. In order to compete against existing and emerging technologies, we will need to demonstrate that our products have superior throughput, cost and accuracy advantages over competing products.
In the flow cytometry and immunoassay markets, we compete with Becton, Dickinson and Company and Danaher Corporation as well as a number of smaller companies. In order to compete effectively, we have to differentiate ourselves through superior product quality, speed to market and well regarded customer service functions.
In the molecular diagnostic field, competition is likely to come from established diagnostic companies, companies developing and marketing DNA probe tests for genetic and other diseases, and other companies conducting research on new technologies to ascertain and analyze genetic information. The market for molecular diagnostic products derived from gene discovery is highly competitive and has high barriers of entry, with several large corporations already having significant market share. Established diagnostic companies such as Danaher, Becton, Dickinson and Company, bioMérieux, Johnson & Johnson, Hologic and Roche Diagnostics have the strategic commitment to diagnostics, the financial and other resources to invest in new technologies, substantial intellectual property portfolios, substantial experience in new product development, regulatory expertise, manufacturing capabilities and the distribution channels to deliver products to customers. Established diagnostic companies also have an installed base of instruments in several markets, including clinical and reference laboratories, which are not compatible with our system and could slow acceptance of our products. In addition, these companies have formed alliances with genomics companies which provide them access to genetic information that may be incorporated into their diagnostic tests.
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
We also seek regulatory approval for commercial markets. Our GeneChip® Scanner 3000Dx is cleared by the FDA to be used in conjunction with cleared medical devices such as the Roche Diagnostics AmpliChip CYP450 Test. It is also cleared by China's State Food and Drug Administration for in vitro diagnostic use. In January 2014, we received 510(k) clearance from FDA to market our CytoScan Dx Assay® intended for the postnatal detection of DNA copy number variants in patients referred for chromosomal testing. We also offer a large panel of ASRs for leukemia and lymphoma immunophenotyping aimed at the translational medicine and molecular diagnostics market.
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
We are currently developing diagnostic products, including those with our collaborative partners, which may be subject to reimbursement issues. The commercialization of such products may depend, in part, on the extent to which reimbursement for these products will be available under U.S. and foreign regulations governing reimbursement for clinical testing services by government authorities, private health insurers and other organizations.
In the United States, third-party payer price resistance, the trend towards managed health care, implementation of the Patient Protection and Affordable Care Act of 2010 and other legislative proposals to reform health care or reduce payments made by government insurance programs could reduce payment rates for health care products and services, adversely affect the profits of our customers and collaborative partners and thus reduce our future royalties and product sales.
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
Employees
As of February 24, 2014, we had approximately 1,100 full-time employees. The employee group includes chemists, engineers, computer scientists, mathematicians and molecular biologists with experience in the diagnostic products, medical products, semiconductor, computer software and electronics industries. None of our employees is represented by a collective bargaining agreement, nor have we experienced work stoppages. Our success depends in large part on our ability to attract and retain skilled and experienced employees.
Seasonality
Customer demand for products is typically highest in the fourth quarter of the calendar year as customers spend unused budget allocations before the end of the year.
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
Financial Information About Industry Segments
We operate in two business segments: Affymetrix Core focuses on the development, manufacture, and commercialization of systems for genetic analysis in the life sciences and diagnostic industry, while eBioscience primarily focuses on the development, manufacturing, marketing and distribution of research products in the areas of flow cytometry, immunoassays, microscopic imaging and other protein-based analyses. Our operations are divided into two reportable operating segments as we report operating information on a business unit level to our chief operating decision-maker. Resource allocations and decision-making processes are also made at the business unit level by our chief operating decision-maker. See "Note 16. "Segment and Geographic Information" to our financial statements included elsewhere in this Annual Report on Form 10-K for more information.
Financial Information About Geographic Areas
Our total revenue from customers outside of the United States for the years ended December 31, 2013, 2012 and 2011 was $128.1 million, $124.4 million and $125.0 million, or approximately 39%, 42% and 47%, respectively, of our total revenue. A summary of revenues from external customers attributed to each of our geographic areas for the years ended December 31, 2013, 2012 and 2011 is included in "Note 16. "Segment and Geographic Information" to our financial statements included elsewhere in this Annual Report on Form 10-K.
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
As part of our strategy to develop and identify new technologies, products and services, we have acquired and may continue to acquire new businesses and technologies. Our integration of the operations of acquired businesses requires significant efforts, including the coordination of information technologies, research and development, sales and marketing, operations, manufacturing and finance. In particular, the success of our acquisition of eBioscience in 2012 ("Acquisition") depends, in part, on our ability to successfully integrate eBioscience's business and operations and fully realize the anticipated benefits and synergies from combining our businesses and eBioscience. Such anticipated benefits and synergies of the Acquisition may not be realized fully or at all or may take longer to realize than expected, which could materially adversely affect our business, results of operations and financial condition. Our efforts to successfully integrate acquisitions may result in additional expenses and divert significant amounts of management's time from other projects.
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
Our indebtedness could materially adversely affect us, including by decreasing our business flexibility and increasing our borrowing costs. Our current indebtedness originated mid-2012 when we acquired eBioscience and resulted in increased interest expense, leverage and debt service requirements. Refer to Note 12. "Long Term Debt Obligations" in the financial statements included in this Annual Report on Form 10-K for further information regarding our Senior Secured Credit Facility and 4.00% Notes. Increased levels of indebtedness may reduce funds available for our investment in product development as well as capital expenditures and other activities, increase our borrowing costs and create competitive disadvantages for us relative to other companies with lower debt levels. In addition, the agreements governing the Senior Secured Credit Facility contain restrictive covenants imposing operating and financial restrictions on us, including restrictions that may limit our ability to finance future operations or capital needs or to engage in other business activities. See the risk factor below entitled "We may not be able to finance future needs or adapt our business plan to changes because of restrictions placed on us by our Senior Secured Credit Facility, 4.00% Notes and future instruments governing our indebtedness."
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
Our ability to comply with covenants contained in the Senior Secured Credit Facility and any future agreements governing other indebtedness to which we are or may become a party may be affected by events beyond our control, including prevailing economic, financial and industry conditions. The Senior Secured Credit Facility will require us to comply with financial performance covenants, including, without limitation, a minimum interest coverage ratio and maximum senior leverage multiple. Additionally, the Senior Secured Credit Facility contains numerous affirmative covenants, including covenants regarding payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. Any additional indebtedness we incur in the future may subject us to further covenants.
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
The market for our products and services is highly competitive, has high barriers to entry and has several other large companies with significant market share. For example, companies such as Illumina, Agilent Technologies and Life Technologies have products for genetic analysis that are directly competitive with certain of our products. In addition, Illumina, Life Technologies and BGI-Shenzhen also offer DNA sequencing technology which we do not offer. As the costs of DNA sequencing fall, we will face increased competition in certain of our existing and potential markets. We also face competition from established diagnostic companies such as Danaher, Becton, Dickinson and Company, bioMérieux, Celera Diagnostics, Johnson & Johnson, Hologic and Roche Diagnostics, which have made strategic commitments to diagnostics, have financial and other resources to invest in new technologies, and have substantial intellectual property portfolios, substantial experience in new product development and regulatory expertise. In addition, our collaborative partners may compete with us.
Many of our current and potential competitors have significantly greater financial, technical, marketing and other resources than we do. In addition, many current and potential competitors have greater name recognition, more extensive customer bases and access to proprietary genetic content.
Our eBioscience segment competes in the life science research market with companies such as Becton, Dickinson and Company, BioLegend Inc., Abcam plc, Life Technologies, Danaher, as well as some smaller companies. A number of competitors employ bundled arrangements in which customers pay for consumable products (such as reagent test kits), services and the related instruments under a single arrangement, including arrangements where the customer commits to purchase a minimum volume of consumable products annually. Since we do not currently produce instruments for this market, and bundled arrangements can allow competitors to offer lower prices for competing products, customer demand for these bundled arrangements could lead to loss of market share or force us to supply products at a discount.

Reduction or delay in research and development budgets and government funding may adversely impact our sales.
We expect that our revenue in the foreseeable future will be derived from products and services provided to pharmaceutical and biotechnology companies, as well as a number of academic, governmental and other research institutions. Our operating results may fluctuate substantially due to reductions and delays in research and development expenditures by these customers.
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
Budgets in the research-use-only market have been particularly challenged in recent periods, which we believe has had an adverse effect on us. A significant or prolonged change in research funding, particularly with respect to the U.S. National Institutes of Health, including funding reductions that may result from scheduled automatic federal budget sequestration provisions, could have an adverse impact on future revenues and results of operations.
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
Our commercial success depends, in part, on our ability to develop and maintain collaborative relationships and licenses with key companies as well as with key academic researchers. In particular, we depend on third parties for in-licensed technology and components for a variety of our product lines. We collaborate with a number of instrumentation and reagent companies, including Danaher Corporation, CapitalBio, Genisphere, Hamilton Robotics, Life Technologies, Luminex, Siemens Medical Solutions Diagnostics, Takara Bio Inc., New England Biolabs, and Qiagen. Some of these collaborators, like Life Technologies, Takara Bio, New England Biolabs, and Luminex, are currently sole suppliers of components of some of our reagent kits but they are also our competitors. Relying on our collaborative relationships is risky to our future success because:

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
We base our manufacturing capabilities on our product mix forecast for the quarter. If the actual product mix varies significantly from our forecast, we may not be able to fill some orders during that quarter, which could adversely impact our financial results. Difficulties in meeting customer, collaborator and internal demand could also cause us to lose customers or require us to delay new product introductions, which could in turn result in reduced demand for our products.
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
We have in the past, and may in the future, adjust our manufacturing capacity based on business requirements, which may include the rationalization of our facilities, including the abandonment of long-lived manufacturing assets and additional charges related to a reduction in capacity. Manufacturing and product quality issues may arise as we launch new products in our Singapore, Ohio, San Diego and Vienna facilities and rely upon manufacturing by third parties. We may lose customers if we are unable to manufacture products or if we experience delays in the manufacture of our products as a result of this transition.
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
Prior to 2002, we incurred losses each year since our inception, and we reported losses in 2006 and from 2008 through 2013. As a result, we had an accumulated deficit of approximately $505.7 million as of December 31, 2013. Our ability to achieve sustained profitability will depend, in part, on the rate of growth of our revenue and on the level of our expenses. We reported year-over-year revenue growth in 2013 and 2012 compared to a trend of declining revenue in 2011. The 2013 and 2012 revenue growth was primarily due to the acquisition of eBioscience mid-2012 that continues to grow revenues.

Excluding eBioscience, we have reported continued losses for Affymetrix Core revenue. There can be no assurance that our revenue will not continue to decrease in future periods. We reported cost savings during fiscal 2013 largely driven by corporate restructuring in early 2013 and will continue to explore opportunities to reduce our costs; however, there can be no assurance that anticipated cost savings will materialize. We expect to continue incurring significant expenses related to research and development, sales and marketing efforts to commercialize our products, litigation and non-cash stock based compensation, and we expect to continue to experience fluctuations in our operating results. If our revenue grows more slowly than we anticipate, if our gross margins are lower than we project or if our operating expenses are above what we expect or cannot be reduced in the event of lower revenue, we may not become profitable on a sustained basis, or at all.
If we do not attract and retain key employees, our business could be impaired.
To be successful, we must attract and retain qualified scientific, engineering, manufacturing, sales, marketing and management personnel. To expand our research, product development and sales efforts we need additional people skilled in areas such as bioinformatics, organic chemistry, molecular biology, information services, regulatory affairs, manufacturing, sales, marketing and technical support. Competition for these people is intense, and our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating existing employees. For example, our stock price has been volatile in recent years, resulting in a significant number of stock options granted to our employees having a strike price that is higher than the current trading price of our common stock. We cannot be assured that these equity awards will be successful in retaining and incentivizing key employees. If we are unable to hire, train and retain a sufficient number of qualified employees, we will not be able to expand our business or our business could be adversely affected.
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
New regulations related to "conflict minerals" may cause us to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing our products.
In 2012, the SEC adopted a new rule requiring disclosures of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured by public companies. The new rule, which is effective for calendar 2013 and requires a disclosure report to be filed by May 31, 2014, will require companies to diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo or an adjoining country. The new rule could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of our products, including tantalum, tin, gold and tungsten. The number of suppliers who provide conflict-free minerals may be limited. In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities. Since our supply chain is complex, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we implement, which may harm our reputation. In addition, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so.
Risks Related to Our Intellectual Property and Litigation Matters
We may be unable to effectively protect or enforce our intellectual property, which could harm our competitive position.
Maintaining a strong patent position is critical to our business. Patent law relating to the scope of claims in the technology fields in which we operate is uncertain, so we cannot be assured the patent rights we have or may obtain will be valuable. Others have filed, and in the future are likely to file, patent applications that are similar or identical to ours or those of our licensors. To determine the priority of inventions, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office that could result in substantial costs in legal fees and could substantially affect the scope of our patent protection. We cannot be assured our patent applications will have priority over those filed by others. Also, our intellectual property may be subject to significant administrative and litigation proceedings. In addition, we may acquire businesses, which may not have developed or maintained a similarly robust patent position. For example, eBioscience currently does not have a patent portfolio, so we must rely on non-patent rights, including third-party licenses that relate to such business operations.
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
We are currently subject to claims from third parties asserting intellectual property infringement and breach of contract. See Note 14. "Legal Proceedings" of the financial statements included elsewhere in this Annual Report on 10-K for further information. Third parties may in the future assert additional claims against us, including claims we are employing their proprietary technology without authorization. As we launch new products and enter new markets, we expect that competitors will claim that our products infringe their intellectual property rights as part of business strategies designed to impede our successful commercialization and entry into new markets. In addition, we are aware of third-party patents that may relate to our technology. We routinely receive notices claiming infringement from third parties as well as invitations to take licenses under third-party patents. Third parties may have obtained, and may in the future obtain, patents allowing them to claim that the use of our technologies infringes these patents.

We could incur substantial costs and divert the attention of our management and technical personnel in defending ourselves against any of these claims. Any adverse ruling or perception of an adverse ruling in defending ourselves against these claims could have a material adverse impact on our cash position and stock price. Furthermore, parties making claims against us may be able to obtain injunctive or other relief, which could block our ability to develop, commercialize and sell products, and could result in the award of substantial damages against us. In the event of a successful claim of infringement against us, we may be required to pay damages and obtain one or more licenses from third parties, or be prohibited from selling certain products, all of which could have a material adverse impact on our cash position, business and financial condition.
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
The market price for our common stock has varied between a high of $8.90 on December 24, 2013, and a low of $3.22 on January 2, 2013 and May 2, 2013 in the twelve-month period ending on December 31, 2013. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including those listed in this "Risk Factors" section and other, unknown factors. Our stock price also may be affected by comments by securities analysts regarding our business or prospects, our issuance of common stock or other equity securities, our inability to meet analysts' expectations, general fluctuations in the stock market or in the stock prices of our industry peers or our customers and general conditions and publicity regarding the genomics, biotechnology, pharmaceutical or life science industries. This volatility may affect the price at which you could sell the common stock you receive upon conversion of your notes.
In addition, the sale of substantial amounts of our common stock could adversely impact its price. As of December 31, 2013, we had outstanding approximately 72.3 million shares of our common stock and options to purchase approximately 5.3 million shares of our common stock (of which approximately 3.0 million were exercisable as of that date). We also had outstanding approximately 3.4 million shares underlying restricted stock awards and restricted stock units as of December 31, 2013. As of December 31, 2013, we also had outstanding $105.0 million aggregate principal amount of our 4.00% Notes, which are convertible into shares of our common stock. We have reserved a total of approximately 17.9 million shares of our common stock to satisfy the settlement obligations of such notes. The sale or the availability for sale of a large number of shares of our common stock in the public market could cause the price of our common stock to decline.
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
ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.
ITEM 2.  PROPERTIES
Our corporate headquarters is located in Santa Clara, California, where we lease approximately 200,000 square feet and we have manufacturing facilities located in Singapore, Vienna and Cleveland, Ohio, where we lease approximately 150,000 square feet, 25,000 square feet and 18,000 square feet, respectively. We lease approximately 163,000 square feet of administrative and research and development space in California (San Diego, Emeryville and Sunnyvale), Ohio (Cleveland), China (Beijing and Shanghai), Germany (Freiburg), Japan (Tokyo), United Kingdom (Wooburn Green), Brazil (San Paulo) and Dubai.
In 2012, we sold our 170,000 square foot facility in West Sacramento, California for $5.8 million, which included $0.3 million in commissions and closing costs paid by us, and recognized a net impairment of $3.5 million during the twelve months ended December 31, 2012.
We believe that our existing properties are in good condition and are suitable for the conduct of our business.
ITEM 3.  LEGAL PROCEEDINGS
Information pertaining to legal proceedings can be found in "Item 8. Financial Statements and Supplementary Data—Note 14. Legal Proceedings" of this Annual Report on Form 10-K, and is incorporated by reference herein.
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

	Low	High
2013
First Quarter	$3.28	$4.74
Second Quarter	$3.30	$4.73
Third Quarter	$3.54	$6.30
Fourth Quarter	$6.35	$8.85
2012
First Quarter	$4.11	$5.21
Second Quarter	$3.99	$5.39
Third Quarter	$3.60	$4.69
Fourth Quarter	$3.01	$3.75

As of February 24, 2014, there were approximately 289 holders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company ("DTC"). All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and therefore are considered to be held of record by Cede & Co. as one shareholder.
No cash dividends have been paid on our common stock. We currently intend to retain all future earnings, if any, for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.
No equity securities were sold during 2013 that were not registered under the Securities Act of 1933, as amended (the "Securities Act"). We did not repurchase any shares of our common stock during the fourth quarter of 2013.
For information regarding compensation plans under which equity securities were authorized for issuance, see the section of the Proxy Statement to be filed in connection with our 2014 Annual Meeting of Shareholders entitled "Equity Compensation Plan Information," incorporated by reference into Item 12 of this Annual Report on Form 10-K.

Performance Graph
The graph below compares the cumulative total return* on our common stock for the period commencing on December 31, 2008 and ending December 31, 2013 compared to the CRSP Total Return Index for the Nasdaq National Market (U.S. companies) and the CRSP Total Return Index for the Nasdaq Pharmaceutical Stocks (SIC 283). The stock price performance shown on the graph below is not necessarily indicative of future price performance.
*Assumes $100 invested on December 31, 2008 in our common stock and in each index listed above. The total return for our common stock and the indices used assumes the reinvestment of dividends, even though dividends have never been declared on our common stock.
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

	Year Ended December 31,
	2013	2012	2011	2010	2009
Consolidated Statement of Operations Data:	(in thousands, except per share amounts)
Total revenue (1)	$330,399	$295,623	$267,474	$310,746	$327,094
Loss from operations (2)	(12,552)	(39,091)	(16,641)	(5,167)	(33,158)
Net loss (3)	$(16,327)	$(10,696)	$(28,161)	$(10,233)	$(23,909)
Basic and diluted net loss per common share	$(0.23)	$(0.15)	$(0.40)	$(0.15)	$(0.35)

Consolidated Balance Sheet Data:
Cash, cash equivalents, and available-for-sale securities (4)	$57,128	$35,736	$265,067	$237,184	$346,574
Working capital	98,792	97,384	259,961	159,932	345,486
Total assets (4)	504,511	544,294	438,015	460,785	630,950
Long-term obligations (5)	153,196	188,252	104,596	107,220	257,496

(1)	Included in the total revenue for the year ended December 31,

•	2013 is a one-time licensing payment of $5.3 million from a diagnostic partner and $78.2 million from eBioscience,

•	2012 is $37.0 million from eBioscience which we acquired on June 25, 2012.

(2)	Included in loss from operations for the year ended December 31, 2012 was $8.8 million from eBioscience and the following items related to the acquisition of eBioscience:

•	$8.2 million in acquisition- and integration-related costs, and

•	$8.3 million in share-based compensation charges.

Additionally, we recognized $4.5 million, $1.8 million and $2.2 million in 2013, 2012 and 2009, respectively, of expense related to our restructuring plans that was presented in a single line item labeled "Restructuring charges" in our accompanying Consolidated Statements of Operations.

In 2013, we recognized $9.3 million gain on the sale of the Anatrace-branded reagent product line that was presented in a single line item labeled "Gain on sale of product line" in our accompanying Consolidated Statements of Operations.

(3)	As part of our repurchases of our 3.50% Notes, we recognized the following gains (see (5) for further details):

•	In 2013, we redeemed our remaining 3.50% Senior Convertible Notes and recognized a gain of $0.1 million; and

•	In 2010, we recognized a net gain of $6.3 million on repurchases totaling $151.7 million in aggregate principal amount; and

•	In 2009, we recognized a net gain of $17.4 million on the repurchase of $69.1 million in aggregate principal amount.

(4)
In 2013, we sold our Anatrace-branded reagent product line for net proceeds of approximately $11.8 million. The carrying value of the group of assets sold was approximately $2.5 million. In 2012, we completed the acquisition of eBioscience for aggregate cash consideration of $307.8 million.

(5)
In 2013, we amended the Credit Agreement and refinanced our Senior Secured Credit Facility. The Fourth Amendment provides, among other things, for new term loans in the aggregate principal amount of $38.0 million and new revolving loan commitments in the aggregate principal amount of $10.0 million. Long-term obligations include $26.7 million and Current liabilities include $12.7 million outstanding debt under our Senior Secured Credit Facility as of December 31, 2013.

In 2012, as part of our acquisition of eBioscience, we obtained a Term Loan of $85.0 million under our Senior Secured Credit Facility and issued $105.0 million aggregate principal amount of 4.00% Notes. Long-term obligations include $60.6 million and Current liabilities include $12.7 million outstanding debt under our Senior Secured Credit Facility as of December 31, 2012.

We repurchased and redeemed our 3.50% Notes:

•	In 2013, we redeemed the remaining outstanding 3.50% Notes for cash considerations of $3.9 million, including accrued interest and transaction costs.

•	In 2012, a total of $91.6 million aggregate principal amount was purchased for cash consideration of $92.1 million, including accrued interest and transaction costs of $0.5 million;

•	In 2010, a total of $151.7 million aggregate principal amount was purchased for cash consideration of $143.6 million, including accrued interest and transaction costs; and

•	In 2009, $69.1 million aggregate principal amount was purchased for cash consideration of $50.6 million, including accrued interest and transactions costs.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this document.
All statements in this annual report that are not historical are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act as amended, including statements regarding our strategic initiatives, anticipated cost savings, return to profitability and integration of and synergies related to eBioscience, as well as all other statements regarding our "goals," "expectations," "beliefs," "intentions," "strategies" or the like. Such statements are based on our current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Actual results or business conditions may differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, our capacity to identify and capitalize upon emerging market opportunities; risks relating to our ability to acquire new businesses and technologies and successfully integrate and realize the anticipated strategic benefits and cost savings or other synergies thereof, including our acquisition of eBioscience, in a cost-effective manner while minimizing the disruption to our business; risks that eBioscience's future performance may not be consistent with its historical performance; risks relating to our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness; risks relating to our ability to develop and successfully commercialize new products and services; uncertainties related to cost and pricing of Affymetrix products; fluctuations in overall capital spending in the academic and biotechnology sectors; changes in government funding policies; our dependence on collaborative partners; the size and structure of our current sales, technology and technical support organizations; uncertainties relating to our suppliers and manufacturing processes; risks relating to our ability to achieve and sustain higher levels of revenue, higher gross margins and reduced operating expenses; uncertainties relating to technological approaches; global credit and financial market conditions; personnel retention; uncertainties relating to the FDA and other regulatory approvals; competition; risks relating to intellectual property of others and the uncertainties of patent protection and litigation; volatility of the market price of our common stock; unpredictable fluctuations in quarterly revenues; and the risk factors disclosed under Part I, Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2013. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statements are based, except as required by law.
Overview
We are a provider of life science products and molecular diagnostic products that enable parallel analysis of biological systems at the gene, protein and cell level. We sell our products to genomic research centers, academic institutions, government and private laboratories, as well as pharmaceutical, diagnostic and biotechnology companies. Over 65,000 peer-reviewed papers have been published based on work using our products. We have approximately 1,100 employees worldwide and maintain sales and distribution operations across the United States, Europe, Latin America and Asia.
Our operations consist of two reportable segments, Affymetrix Core and eBioscience. Affymetrix Core accounted for approximately 76% of total revenue and eBioscience accounted for approximately 24% of total revenue during the year ended December 31, 2013.
Affymetrix Core is divided into four business units, with each business unit having its own research and marketing groups to better serve customers and respond quickly to the market needs. In addition, the business units share some research and development resources and common corporate services that provide capital, infrastructure, resources and functional support, allowing them to focus on core technological strengths to compete and innovate in their markets. Affymetrix Core manufacturing operations are based on platforms that are used to produce various Affymetrix products that serve multiple applications and markets. The following describes the four business units that form Affymetrix Core:

•	Expression: This business unit markets the Company's GeneChip gene expression products and services.

•
Genetic Analysis and Clinical Applications: This business unit markets the Company's genotyping product line, such as the Axiom® product line, and arrays and assays with clinical research applications, such as the CytoScan® and OncoScan products. Effective 2014, this unit will market the QuantiGene ViewRNA in-situ hybridization platform for clinical translational research of RNA in tissue sections. QuantiGene ViewRNA was previously part of the Expression Business Unit.

•	Life Science Reagents: This business unit sells reagents, enzymes, purification kits and biochemicals used by life science researchers.

•	Corporate: This business unit is comprised primarily of incidental revenue from royalty arrangements and field revenue from services provided to customers of the Company.

Acquired in 2012, eBioscience is operated as a separate business unit with its own research and marketing and manufacturing groups:

•
eBioscience: This reportable segment specializes in the development, manufacturing, marketing and distribution of research products in the areas of flow cytometry, immunoassays, microscopic imaging and other protein-based analyses. During the second half of 2013, eBioscience started integrating the development and marketing of the remaining QuantiGene and Procarta product line (not including the QuantiGene ViewRNA in-situ platform) previously reported by the Expression Business Unit. This change is expected to have a material impact in 2014 when compared to 2013 results for the eBioscience Business Unit and Expression Business Unit.

All of our business units sell their products through our Global Commercial Organization comprised of sales, field application and engineering support, and marketing personnel. We market and distribute our products directly to customers in North America, Japan and major European markets. In these markets, we have our own sales, service and application support personnel responsible for expanding and managing their respective customer bases. In other markets, such as Mexico, India, the Middle East and Asia Pacific, including China, we sell our products principally through third party distributors that specialize in life science supply. For molecular diagnostic and industrial applications market opportunities, we supply our partners with arrays, assays, reagents and instruments, which they incorporate into diagnostic products and assume the primary commercialization responsibilities.
Acquisition of eBioscience Holding Company, Inc.
On June 25, 2012, we acquired eBioscience, a privately-held company based in San Diego, California engaged in the development, manufacture and sale of flow cytometry and immunoassay reagents for immunology and oncology research and diagnostics (the "Acquisition") pursuant to an Amended and Restated Agreement and Plan of Merger dated May 3, 2012 (the "Acquisition Agreement"). The Acquisition allowed us to expand our addressable markets and continue to diversify our business beyond genomics discovery into cell and protein analysis.
We operate eBioscience as a separate business unit to minimize or avoid any disruption of services, while taking advantage of opportunities to create efficiencies. We expect to continue to achieve certain research and development and commercial synergies between the two companies, including cross-selling opportunities and complementary distribution channels, as well as realize benefits from certain research and development synergies.
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
Reportable Operating Segments
To better serve our markets subsequent to our acquisition of eBioscience, we have organized our business units into two reportable operating segments: Affymetrix Core and eBioscience.
Affymetrix Core represents the aggregate of the Expression, Genetic Analysis and Clinical Applications, Life Science Reagents and Corporate business units. Each of these business units have their own marketing groups. The business units share common corporate services that provide capital, infrastructure, resources and functional support. These corporate services are included in the Corporate business unit.
eBioscience is organized as a separate business unit in order to minimize disruption of its existing operations, and we evaluate the performance of eBioscience separately from Affymetrix Core's performance based on its revenue and income (loss) from operations. For the year ended December 31, 2013, the eBioscience reportable operating segment had $78.2 million in net revenue and $13.1 million in operating loss, from the Acquisition Date. See "Item 8. Financial Statements and Supplementary Data—Note 16. Segment and Geographic Information" for more information on our reportable operating segments.
Overview of Fiscal Year 2013 and Strategic Initiatives
We have faced declining financial performance over the past several years. Traditionally, a significant portion of our business was in the well-established gene expression business where our GeneChip® Expression product line comprised at least 50% of our revenue as we concentrated on selling these products in the basic research market focused on discovery research. Declining sales and intense competition from newer technologies such as next generation sequencing in this business has led to decreasing revenue annually since 2007.
Since Frank Witney became our President and Chief Executive Officer in July 2011, we have begun shifting our resources and focus areas from a dependency on our Expression business unit to a more diversified portfolio with broader revenue stream capabilities that can reach into the growing markets for translational medicine, molecular diagnostics and applied sciences. In 2013, Affymetrix Core reported a decrease in revenue of $6.4 million as compared to 2012, primarily due to a $20.2 million decrease in our Expression business unit resulting from a lower volume of sales, offset by a $13.6 million increase in our Genetic Analysis and Clinical Applications business unit due to an increase in volume of sales in our Cytogenetics and Axiom line of products. Revenue from our Expression business unit was approximately 30% of our business in 2013 as compared to over 40% in 2012.
As we enter 2014, we continue to execute on a strategy developed by Dr. Witney and our management team where we will realign our product portfolio, stabilize our core business and position our company for growth and increasing profitability. We expect this transformation to take several years, and have categorized this plan into three phases.

•
Phase 1 (2011-2012) –Portfolio Realignment. During this phase, we reorganized ourselves into business units to sharpen our business focus based on target markets. We also launched CytoScan®, our growing cytogenetic microarray product line and acquired eBioscience. Through eBioscience, we now offer flow cytometry and immunoassay products that enable us to broaden our reach into the translational medicine and molecular diagnostics markets. We believe these actions have and will promote stabilization of our core business and the realignment of our product portfolio has positioned us for growth.

•
Phase II (2013-2014) – Profitability, Strengthen Balance Sheet, Development of Newer Product Lines. In the beginning of 2013, we implemented a corporate restructuring with a goal of accelerating our path to profitability. Our priorities for this phase are to achieve profitability, repay our senior secured debt, successfully commercialize our newer product lines (CytoScan®, Axiom®, OncoScan, Human Transcriptome Array and QuantiGene® View RNA lines, as well as our eBioscience products) and invest in new product offerings. In addition, we are training and refocusing our global commercial organization to expand our reach to customers in the translational medicine, molecular diagnostics and applied markets.

•
Phase III (2015 -2016) – Strategic Flexibility, Expansion of Product Lines; Growth. In this phase our goal is to have well established product lines in translational medicine, clinical diagnostics and applied science such as Ag Bio. We also intend to have a strong balance sheet in this phase that will provide us with the flexibility to make strategic acquisitions.

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
GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS – IMPAIRMENT ASSESSMENTS
We review goodwill for impairment on an annual basis and whenever events or changes in circumstances indicate that its carrying value may not be recoverable. We first conduct an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we then conduct a two-step test for impairment of goodwill. In the first step, the fair value of our reporting units is compared to their carrying values. If the fair values of the reporting units exceed the carrying value of the net assets, goodwill is not considered impaired and no further analysis is required. If the carrying values of the net assets exceed the fair values of the reporting units, then the second step of the impairment test must be performed in order to determine the implied fair value of the goodwill. If the carrying value of the goodwill exceeds the implied fair value, then an impairment loss equal to the difference would be recorded. For 2013, we conducted our annual goodwill impairment analysis during the third quarter of 2013 and concluded that the carrying amount of goodwill is less than its implied fair value.
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
INCOME TAXES
Income tax expense is based on pretax financial accounting income. Under the asset and liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We must assess the likelihood that the resulting deferred tax assets will be realized. To the extent we believe that realization is not more likely than not, we establish a valuation allowance. Significant estimates are required in determining our provision for income taxes, our deferred tax assets and liabilities, any valuation allowance to be recorded against our deferred tax assets, and reserves for income tax related uncertainties. Some of these estimates are based on interpretations of existing tax laws or regulations.  Various internal and external factors may have favorable or unfavorable effects on our future effective tax rate. These factors include, but are not limited to, changes in overall levels, character, or geographical mix of pretax earnings, changes in tax laws, regulations and/or rates, changing interpretations of existing tax laws or regulations, changes in the valuation of our deferred tax assets or liabilities, levels of research and development spending, nondeductible expenses, applicability of tax holidays, ultimate outcomes of income tax audits, income tax impacts of any business combination transactions, intraperiod tax allocation provisions, or changes in our equity structure.
The total amount of unrecognized tax benefits as of December 31, 2013 was approximately $22.4 million. If recognized, the amount of unrecognized tax benefits that would impact income tax expense is approximately $5.6 million. Given the potential outcome of the current examinations, it is reasonably possible that the balance of unrecognized tax benefits, the tax reserve for tax contingencies, could significantly change within the next twelve months.
We classify interest and penalties related to tax positions as components of income tax expense. For the year ended December 31, 2013, the amount of accrued interest and penalties related to tax uncertainties was approximately $0.1 million for a total cumulative amount of approximately $1.1 million of non-current income taxes payable as of December 31, 2013.
We file U.S. federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. In significant foreign jurisdictions, the 2007 through 2013 tax years generally remain subject to examination by their respective tax authorities.
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
ACCOUNTING FOR SHARE-BASED COMPENSATION
We estimate the fair value of our option grants under our equity incentive plan and shares sold under our Employee Stock Purchase Plan using the Black‑Scholes-Merton ("BSM") option pricing model. This model requires the use of certain estimates and assumptions such as the expected term of options, estimated forfeitures, expected volatility of our stock price, expected dividends and the risk-free interest rate at the grant date to determine the fair value of the stock options. The fair value of our restricted stock, restricted stock units and performance based restricted stock units issued under our equity incentive plan, collectively referred to as restricted stock awards ("RSAs"), is based on the market price of our common stock on the grant date. We recognize the fair value of its share-based compensation as expense on a straight-line basis over the requisite service period of each award, generally four years.
RESULTS OF OPERATIONS
The following discussion compares the historical results of operations for the years ended December 31, 2013, 2012 and 2011.

PRODUCT SALES
The components of product sales are as follows:

Dollars in thousands				Dollar		Percentage
	Year ended December 31,			change from		change from
	2013	2012	2011	2012	2011	2012	2011
Consumables	$288,208	$247,687	$224,972	$40,521	$22,715	16%	10%
Instruments	14,410	18,376	16,301	(3,966)	2,075	(22)%	13%
Product sales	$302,618	$266,063	$241,273	$36,555	$24,790	14%	10%

Excluding eBioscience revenue of $78.2 million and $37.0 million for 2013 and 2012 respectively, Product sales for 2013 decreased by $4.7 million or 2% compared to 2012. The decrease in revenue from Affymetrix Core was primarily due to a $20.2 million decline in our Expression business unit revenue offset by a $13.6 million increase in our Genetic Analysis and Clinical Applications business unit as a result of increased volume of sales in our Cytogenetics and Axiom® products. Additionally, eBioscience revenue has increased each quarter since its acquisition.
Excluding eBioscience revenue of $37.0 million for 2012, product sales for 2012 decreased $12.2 million or 5% compared to 2011 primarily due to lower volume of Genechip® chips and reagents sales. This decrease was partially offset by higher instrument revenue from clinical Genechip® Scanner 3000Dx sales due to greater volumes partially offset by lower overall average selling price.
SERVICES AND OTHER

Dollars in thousands				Dollar		Percentage
	Year ended December 31,			change from		change from
	2013	2012	2011	2012	2011	2012	2011
Services and other	$27,781	$29,560	$26,201	$(1,779)	$3,359	(6)%	13%

Excluding $5.3 million one-time licensing payment from a diagnostic partner in 2013, Services and other decreased $7.1 million or 24% in 2013 as compared to 2012 due to lower revenue from scientific services and royalties revenue due to decreased royalties and research activities.
In 2012, services and other was higher as compared to 2011 primarily due to higher revenue from scientific services.
TOTAL REVENUE BY BUSINESS UNIT
The following table summarizes total revenue by business unit:

Dollars in thousands				Dollar	%	Dollar	%
	Year ended December 31,			change from	change from	change from	change from
	2013	2012	2011	2012	2012	2011	2011
Affymetrix Core reportable operating segment
Expression	$99,616	$119,831	$137,253	$(20,215)	(17)%	$(17,422)	(13)%
Genetic analysis and clinical applications	96,872	83,225	71,435	13,647	16%	11,790	17%
Life science reagents	30,228	32,049	33,619	(1,821)	(6)%	(1,570)	(5)%
Corporate	25,448	23,507	25,167	1,941	8%	(1,660)	(7)%
eBioscience reportable operating segment
eBioscience	78,235	37,011	—	41,224	111%	37,011	100%
Total revenue	$330,399	$295,623	$267,474	$34,776	12%	$28,149	11%

	Year ended December 31,
	2013	2012	2011
Affymetrix Core reportable operating segment
Expression	30%	41%	51%
Genetic analysis and clinical applications	29%	28%	27%
Life science reagents	9%	11%	13%
Corporate	8%	8%	9%
eBioscience reportable operating segment
eBioscience	24%	12%	—%
Total revenue	100%	100%	100%

Expression  For the year ended December 31, 2013, Expression revenue decreased by $20.2 million primarily due to a decline in Genechip revenue of $15.4 million, which was driven by a lower volume of sales on our in vitro transcription (IVT) arrays. Instrument-related revenue also decreased $2.3 million as compared to prior year. In addition, Expression revenue decreased approximately $2.5 million compared to the prior year primarily due to the integration of the development and marketing of the Procarta product line to eBioscience during 2013. For the first half of 2013, the Procarta product line was reported in the Expression business unit, and for the second half of 2013, it was reported in the eBioscience operating segment. For 2013, Expression revenue included approximately $10.8 million of our QuantiGene product line. We expect Expression to continue to decline as a percentage of our revenue portfolio in 2014 and as we further integrate the majority of our QuantiGene product line within eBioscience in 2014.
Expression revenue decreased in the year ended December 31, 2012 by $17.4 million as compared to the same period in 2011 primarily due to a decline in Genechip revenue of $18.3 million, which was driven by a lower volume of sales on our in vitro transcription arrays. The decline in Expression revenue was partially offset by higher revenue from our QuantiGene and ProCarta line of products.
Genetic Analysis and Clinical Applications  Genetic Analysis and Clinical Applications revenue increased $13.6 million for the year ended December 31, 2013 as compared to the same period in 2012 primarily due to increases in our CytoGenetics products of $7.4 million and Axiom product line of $14.6 million. These increases were partially offset by a decline in sales of our legacy genotyping product, SNP 6.0, of $5.2 million and instruments of $1.7 million. Revenue from clinical applications as a percentage of Genetic Analysis and Clinical Applications is expected to continue to increase in 2014.
Genetic Analysis and Clinical Applications revenue increased $11.8 million for the year ended December 31, 2012 as compared to the same period in 2011 primarily due to increases in our CytoGenetics products of $21.5 million, Axiom products of $6.1 million and instruments of $2.3 million. These increases were partially offset by a decline in sales of our SNP 6.0 arrays of $13.5 million.
Life Science Reagents  For the years ended December 31, 2013 and 2012, Life Science Reagents revenue decreased $1.8 million and $1.6 million, respectively, when compared to prior year periods due to lower volume of sales. In addition, for the year ended December 31, 2013, revenue decrease was partly attributable to the divestiture of our Anatrace-branded reagents in October of 2013.
Corporate For the year ended December 31, 2013, Corporate revenue increased $1.9 million due to an increase in royalties and licensing fees of $4.4 million, partially offset by decrease in Field Service revenue of $1.4 million.
For the year ended December 31, 2012, Corporate revenue decreased by $1.7 million compared to the same period in 2011 due to lower subscription revenue of $2.0 million and royalties of $0.3 million, partially offset by a net realized gain of $1.2 million from designated cash flow hedges.
eBioscience For the year ended December 31, 2013, eBioscience revenue increased $41.2 million due to a full year of revenue in 2013 compared to six months in 2012. Additionally, eBioscience revenue has increased each quarter since its acquisition. In addition, approximately $2.5 million increase can be attributed to the integration of the development and marketing of primarily the Procarta product line to eBioscience. For the first half of 2013, this product line was reported by the Expression Business Unit, and for the second half of 2013, it was reported by eBioscience.

PRODUCT AND SERVICES GROSS MARGINS

Dollars in thousands				Dollar/Point
	Year ended December 31,			change from
	2013	2012	2011	2012	2011
Total gross profit on product sales	$168,636	$149,802	$143,458	$18,834	$6,344
Total gross profit on services and other	12,402	13,686	13,064	(1,284)	622

Product gross margin as a percentage of product sales	56%	56%	59%	—%	(3)%
Service gross margin as a percentage of services and other	45%	46%	50%	(1)%	(4)%

Product gross profit increased $18.8 million for the year ended December 31, 2013 as compared to the same period in 2012 primarily due to the inclusion of eBioscience product margins. Excluding eBioscience, product margin increased primarily due to headcount reduction savings following our first quarter restructuring effort, favorable cost absorption and material cost savings. These increases were partially off-set by lower product pricing and a mix shift to lower margin products.
For the year ended December 31, 2012, product gross profit increased $6.3 million as compared to the same period in 2011 primarily due to the inclusion of eBioscience's product margin. Excluding eBioscience, product margin decreased due to lower product sales partially offset by decreased warranty, excess and obsolesce costs and favorable cost absorption in 2012 as compared to 2011.
Service and other gross margin as a percentage of services and other revenue decreased in 2013 as compared to 2012 primarily due to lower revenue from scientific services and royalties revenue due to decreased royalties and research activities, partially offset by $5.3 million licensing payment from a diagnostic partner. 2012 was lower as compared to 2011 primarily due to lower revenue from high margin royalties, partially offset by increased scientific services revenue.
RESEARCH AND DEVELOPMENT EXPENSES

Dollars in thousands				Dollar		Percentage
	Year ended December 31,			change from		change from
	2013	2012	2011	2012	2011	2012	2011
Research and development	$47,670	$57,881	$63,591	$(10,211)	$(5,710)	(18)%	(9)%

Excluding eBioscience Research and development expense of $8.8 million and $3.8 million for 2013 and 2012, respectively, Research and development expense decreased $15.2 million in 2013 compared to 2012 primarily due to lower spending on supplies of $4.4 million, savings in headcount-related costs totaling $4.1 million and savings in allocated costs associated with IT and facilities of $3.4 million and consulting of $2.9 million. These decreases were partially offset by an increase in variable compensation costs of $1.1 million.
eBioscience Research and development expense increased approximately $5.0 million because 2013 represents a full year of expenses compared to half a year in 2012.
Research and development expenses decreased in 2012 compared to 2011 primarily due to savings in headcount-related expenses and variable compensation of $7.7 million and $3.2 million, respectively. The overall decrease in 2012 as compared to 2011 was partially offset by increased spending on chips, supplies and consulting and purchasing services totaling $2.0 million. Results for 2012 also included $3.8 million in expenses from eBioscience.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Dollars in thousands				Dollar		Percentage
	Year ended December 31,			change from		change from
	2013	2012	2011	2012	2011	2012	2011
Selling, general and administrative	$141,430	$142,853	$109,572	$(1,423)	$33,281	(1)%	30%

Excluding eBioscience Selling, general and administrative expense of $36.8 million and $18.3 million for 2013 and 2012, respectively, the decrease of $4.0 million was primarily due to savings in headcount-related costs totaling $7.2 million, lower facilities and rent expense of $1.6 million, consulting fees of $1.0 million, and lower depreciation and amortization expense of $1.5 million due to assets becoming fully amortized. The decrease in Selling, general and administrative expenses is mostly offset by an increase in variable compensation costs of $3.5 million and lower allocated costs associated with IT and facilities of $3.2 million. In addition, in 2012, we incurred non-recurring acquisition-and integration-related costs of $16.5 million as compared to $0.8 million incurred in 2013.
eBioscience Selling, general and administrative expense increased approximately $18.2 million because 2013 represents a full year of expenses compared to half a year in 2012.
Selling, general and administrative expenses increased in 2012 as compared to 2011 primarily due to the acquisition of eBioscience which added an additional $18.2 million in expenses and acquisition-related costs totaling $16.5 million in 2012 as compared to no expenses from eBioscience and $2.9 million in acquisition-related costs in 2011. Excluding these costs, Selling, general and administrative expenses increased by $1.5 million, primarily due to higher headcount-related expenses of $0.8 million due to shift from the use of temporary employees to full-time employees, higher consulting and purchased services of $1.3 million, travel-related expenses of $1.6 million and advertising costs of $0.6 million. These increases were partially offset by lower spending on chips of $0.6 million, decreased depreciation and amortization expenses due to assets becoming fully amortized of $1.8 million and lower rent expenses of $1.8 million.
RESTRUCTURING EXPENSES
During the year ended December 31, 2012, we initiated a cost reduction action that included workforce, resulting in a charge of $1.8 million related to employees who were notified prior to the end of 2012. In January 2013, approximately 100 employees were notified of their involuntary termination. The total restructuring charge associated with the plan was $6.3 million, substantially all of which is compensation and benefits afforded to terminated employees.
INTEREST INCOME AND OTHER, NET
The components of interest income and other, net, are as follows:

Dollars in thousands				Dollar		Percentage
	Year ended December 31,			change from		change from
	2013	2012	2011	2012	2011	2012	2011
Interest income	$56	$643	$2,627	$(587)	$(1,984)	(91)%	(76)%
Realized (loss) income on equity investments, net	(674)	616	(2,251)	(1,290)	2,867	(209)%	127%
Foreign currency gain (loss), net	66	(1,259)	(2,483)	1,325	1,224	105%	49%
Other	1,354	(265)	(4,195)	1,619	3,930	611%	94%
Total interest income and other, net	$802	$(265)	$(6,302)	$1,067	$6,037	403%	96%

Interest income and other, net decreased in 2013 as compared to 2012 due to the following:

•
Interest income and Realized (loss) income on equity investments decreased in 2013 as we sold the majority of our available-for-sale securities in conjunction with the Acquisition in the second quarter of 2012;

•
In 2013, the Realized (loss) income on equity investments, net includes a total of $0.5 million in OTTI on our non-marketable investment in a limited partnership fund, a non-marketable investment in a private biotechnology company;

•	The foreign currency gain in 2013 was due to the weakening of the U.S. dollar against other foreign currency in 2013 as compared to 2012; and

•
In 2013, Other included a property tax refund of approximately $0.6 million and receipt of $0.2 million for a private biotechnology company investment that was fully impaired. In 2012, Other included a net $3.5 million impairment loss on our West Sacramento facility partially offset by the receipt of $2.2 million for a note receivable from a private biotechnology company that was previously fully reserved for in 2011 and a gain of $0.7 million on a disposal of an eBioscience product line.

Interest income and other, net decreased in 2012 as compared to 2011 due to the following:

•	Interest income decreased as we sold the majority of our available-for-sale securities in conjunction with the Acquisition in the second quarter of 2012;

•
Realized income (loss) on equity investments increased in 2012 as we recognized a net gain on sale of $0.5 million on the liquidation of our available-for-sale securities while in 2011, we recognized a total of $2.1 million in other-than-temporary impairment (“OTTI”) on our non-marketable investment in a limited partnership fund, a non-marketable investment in a private biotechnology company and an investment classified as available-for-sale in a publicly-traded company;

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

SALE OF PRODUCT LINE
Effective October 11, 2013, the Company sold its Anatrace-branded reagents and the related group of assets used to manufacture the product line for net proceeds of approximately $11.8 million. The carrying value of the group of assets sold was approximately $2.5 million at the date of disposition and was primarily comprised of inventory. The Company recorded a gain on the sale of Anatrace product line of $9.3 million during the fourth quarter of 2013.
INTEREST EXPENSE

Dollars in thousands				Dollar		Percentage
	Year ended December 31,			change from		change from
	2013	2012	2011	2012	2011	2012	2011
Interest expense	$12,711	$7,193	$3,813	$5,518	$3,380	77%	89%

Interest expense increased in 2013 as compared to 2012 due to a full year, twelve months, of interest expense in 2013 compared to six months in 2012 on our term loan. Furthermore, the Company refinanced the Senior Secured Credit Facility and wrote off unamortized debt issuance cost of $2.5 million associated with the original Term Loan during 2013. Refer to Note 12. "Long-Term Debt Obligations" for further details regarding the refinancing of our Senior Secured Credit Facility. We continue to incur interest on our 4.00% Convertible Senior Notes, for which we recorded $4.8 million in interest expense in 2013.
Interest expense increased in 2012 as compared to 2011 primarily due to the long-term debt obligations entered into as part of the Acquisition. The increase was partially offset by the repurchase of approximately $91.6 million in aggregate principal amount of the 3.50% Notes during the first quarter of 2012.

INCOME TAX PROVISION (BENEFIT)

Dollars in thousands				Dollar		Percentage
	Year ended December 31,			change from		change from
	2013	2012	2011	2012	2011	2012	2011
Income tax provision(benefit)	$1,161	$(35,853)	$1,405	$37,014	$(37,258)	(103)%	(2,652)%

The following discussion compares the historical results of operations for the years ended December 31, 2013, 2012 and 2011.
The income tax expense in 2013 of approximately $1.2 million consisted primarily of foreign taxes, offset by an income tax benefit of approximately $0.3 million resulting from a reduction in valuation allowance for net deferred tax assets arising from other comprehensive income recorded in accordance with intraperiod tax allocation provision. The income tax benefit in 2012 of approximately $35.9 million consisted primarily of a $37.1 million one-time benefit resulting from a change in valuation allowance for our previously existing deferred tax assets as a result of the Acquisition, offset by an income tax provision for foreign taxes. The income tax expense of approximately $1.4 million in 2011 consisted primarily of foreign taxes.
Deferred tax assets are recognized if realization of such assets is more likely than not. As of December 31, 2013, we provided for a valuation allowance of $135.7 million against our net deferred tax assets. As a result of negative evidence based on our cumulative net loss position, we have placed a full valuation allowance on U.S. and certain foreign deferred tax assets. We intend to maintain the valuation allowance until sufficient positive evidence exists to assure realization of these tax benefits through future taxable income.
As of December 31, 2013, we had total net operating loss carryforwards of $291.4 million, comprised of $186.3 million for U.S. federal purposes, which expire in the years 2021 through 2032 if not utilized, and $105.2 million for state purposes, the majority of which expire in the years 2014 through 2032 if not utilized. Certain of the net operating loss and tax credit carryforwards are subject to annual limitations due to the ownership change provisions under Internal Revenue Code Section 382 and similar state provisions. We expect our cash payments of U.S. taxes will be minimal as long as we are able to offset our U.S. taxable income by these U.S. net operating losses and credits.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Historically, we have financed our operations primarily through product sales; borrowings under credit arrangements; sales of equity and debt securities, collaborative agreements; interest income; and licensing of our technology.
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
As of December 31, 2013, we had cash and cash equivalents of approximately $57.1 million. We anticipate that our existing capital resources along with the cash to be generated from operations will enable us to maintain currently planned operations, debt service, convertible notes repurchases, and capital expenditures for at least the next twelve months. These expectations are based on our current operating and financing plans, which are subject to change, and therefore we could require further funding. Factors that may cause us to require additional funding may include, but are not limited to: costs associated with defending third party claims; adverse ruling in any of our current litigation proceedings; investments required to commercialize our products; investments required to upgrade our older product lines; a decline in cash generated by sales of our products and services; our ability to maintain existing collaborative and customer arrangements and establish and maintain new collaboration and customer arrangements; arrangements that we may enter into in connection with future acquisitions; the progress of our research and development programs; initiation or expansion of research programs and collaborations; the costs involved in preparing, filing, prosecuting and enforcing intellectual property rights; the purchase of patent licenses; and other factors.

On June 25, 2012, we completed our acquisition of eBioscience for approximately $307.8 million, representing the purchase price of $314.9 million less $7.1 million cash transferred from eBioscience. The Acquisition was financed through a combination of cash on hand, the liquidation of available-for-sale securities, the proceeds, net of debt issuance costs, from our Term Loan of $80.5 million provided under our Senior Secured Credit Facility and the proceeds from the issuance, net of underwriting fees, of our 4.00% Notes of $101.1 million. During the year ended December 31, 2012, we made $8.2 million of cash payments for legal, advisory and other costs related to the Acquisition. As part of the terms of the Senior Secured Credit Facility, we are required to meet certain financial and other negative covenants. On October 17, 2013, we amended the Credit Agreement and refinanced our Senior Secured Credit Facility to provide, among other things, for new term loans in the aggregate principal amount of $38.0 million and new revolving loan commitments in the aggregate principal amount of $10.0 million. As of December 31, 2013, we were in compliance with the covenants and currently anticipate that we will be in compliance through the foreseeable future. Refer to Note 12. "Long-Term Debt Obligations" for further details regarding the Term Loan, our Senior Secured Credit Facility and the 4.00% Notes.
From time to time, we may seek to retire, repurchase or exchange common stock or convertible notes in open market purchases, privately negotiated transactions dependent on market conditions, liquidity, and contractual obligations and other factors. We did not retire, repurchase or exchange any of our common stock during the year ended December 31, 2013. During the first quarter of 2012, we repurchased approximately $91.6 million of aggregate principal amount of our 3.50% Notes at par plus accrued and unpaid interest for total cash consideration of $92.1 million, including accrued interest of $0.5 million. In January 2013, we redeemed the remaining $3.9 million of outstanding aggregate principal amount of our 3.50% Notes at par plus accrued and unpaid interest of $0.1 million.
Cashflow (in thousands)

	Year Ended December 31,
	2013	2012	2011
Net cash provided by operating activities	$53,584	$3,731	$39,337
Net cash provided by (used in) investing activities	15,652	(258,933)	127,634
Net cash (used in) provided by financing activities	(37,936)	78,500	(486)
Effect of foreign currency translation on cash and cash equivalents	157	436	(32)
Net increase (decrease) in cash and cash equivalents	$31,457	$(176,266)	$166,453

Operating Activities
Net cash provided by operating activities for the year ended December 31, 2013 was comprised of net loss of $16.3 million, non-cash charges of $57.6 million, a gain on the sale of a product line of $9.3 million and a decrease in operating assets of $12.3 million. Adjustments for non-cash expenses include depreciation and amortization expense of $39.0 million, $14.9 million of amortization on the fair value step-up of inventory, and share-based compensation expense of $7.7 million.
Investing Activities
During the first quarter of 2013, we sold our remaining available-for-sale securities for $9.4 million in cash proceeds. Investing activities for the year ended December 31, 2013 included capital expenditures of $4.8 million and purchases of technology rights of $0.7 million and $11.8 million proceeds from the sale of a product line.
In late 2012, the Company initiated a cost reduction action that included workforce. In January 2013, approximately 100 employees were notified of their involuntary termination. The total restructuring charges associated with the plan was $6.3 million, substantially all of which was compensation and benefits afforded to terminated employees. The restructuring charges were recognized during the first quarter of 2013 in Selling, general and administrative expenses except for $1.8 million related to employees who were notified prior to December 31, 2012 and recognized in the accompanying Consolidated Statements of Operations for the year ended December 31, 2012. See "Item 8. Financial Statements and Supplementary Data—Note 19. Restructuring" in this Annual Report on Form 10-K.
Financing Activities
In 2012, to fund the acquisition of eBioscience, we obtained a Term Loan of an aggregate principal amount of $85.0 million provided under our Senior Secured Credit Facility and issued $105.0 million in principal amount of our 4.00% Notes. Proceeds net of debt issuance costs from our Term Loan were $80.5 million and proceeds net of underwriting fees from the issuance of our 4.00% Notes were $101.1 million. On October 17, 2013, we amended the Credit Agreement and refinanced our

Senior Secured Credit Facility, which is subject to certain financing and operating covenants and amortizes over a 5 year period. The Fourth Amendment provides, among other things, for new term loans in the aggregate principal amount of $38.0 million and new revolving loan commitments in the aggregate principal amount of $10.0 million. The Amendment also reduced the interest rate margins. The proceeds from the debt refinancing were used to pay off existing senior debt. The existing unamortized deferred debt issuance costs with a carrying value of approximately $2.5 million were written off during the fourth quarter of 2013 as the modified terms of the arrangement are substantially different. Refer to Note 12. "Long-Term Debt Obligations" in this Annual Report on Form 10-K for further details regarding the Term Loan, our Senior Secured Credit Facility and our 4.00% Notes. In addition to certain mandatory payments, from time to time, we also may make early payments on the outstanding principal amount of our Term Loan. As of December 31, 2013, we paid a total of $33.9 million of quarterly installments through 2016 under the Credit Agreement. We intend to continue to make quarterly payments during fiscal 2014 and we have classified $12.8 million of the Term Loan as current debt on the accompanying Consolidated Balance Sheets.
Other financing activities generally consist of stock option exercise activity under our employee stock plan. Cash used in the issuance of stock under our employee stock plan, net of treasury shares withheld for taxes, was $0.8 million for the year ended December 31, 2013. In addition, during the first quarter of 2013, we redeemed the remaining outstanding 3.50% Notes for $3.9 million in total cash consideration, including accrued interest of $0.1 million.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
As of December 31, 2013, we had no off-balance sheet arrangements. The impact that our contractual obligations as of December 31, 2013 are expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

	Total	2014	2015-2016	2017-2018	After 2018
Convertible notes (1)	$105,000	$—	$—	$—	$105,000
Senior secured credit facility (2)	29,450	12,750	16,700	—	—
Revolving loan (2)	10,000	—	8,800	1,200	—
Interest payments	2,696	1,448	1,222	26	—
Operating leases	55,674	9,181	13,823	9,721	22,949
Purchase commitments (3)	1,846	1,846	—	—	—
Total contractual obligations	$204,666	$25,225	$40,545	$10,947	$127,949

(1)
Our 4.00% Notes may be converted into shares at the option of holder prior to maturity date. On or after July 1, 2017, the Company may redeem all or part of the 4.00% Notes for cash following certain events. Refer to "Item 8. Financial Statements and Supplementary Data-Note 12. Long Term Debt Obligation" for additional discussion.

(2)	Reflects anticipated principal payment obligations that will be made each year.

(3)
Purchase commitments include agreements to purchase goods or services that are enforceable and legally binding on Affymetrix and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

The above table does not reflect unrecognized tax benefits of approximately $22.4 million, the timing of which is uncertain. Refer to "Item 8. Financial Statements and Supplementary Data—Note 15. Income Taxes" for additional discussion on unrecognized tax benefits.
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
Interest Rate Risk
We are exposed to market risk from changes in interest rates on long-term debt obligations. We have a combination of fixed and variable rate debt. Refer to "Item 8. Financial Statements and Supplementary Data-Note 12. Long-Term Debt Obligations." As of December 31, 2013, we had $39.5 million of borrowings outstanding under the term loans in the aggregate amount of $38.0 million and revolving loan commitments in the aggregate principal amount of $10.0 million. Our interest rate risk relates primarily to U.S. dollar LIBOR-indexed borrowings.
A 100 basis point increase in interest rates on the current borrowings is not expected to have a material impact on our financial position, results of operations or cash flows since interest on our borrowings is not material to our overall financial position.

	Periods of Maturity					Fair Value at December 31, 2013
	2014	2015	2016	Thereafter	Total
LIABILITIES:
4.00% convertible senior notes due 2019	$—	$—	$—	$105,000	$105,000	$169,383
Average interest rate				4.00%
Revolving credit facility	$—	$—	$—	$10,000	$10,000	$10,000
Average interest rate				Variable
Senior secured credit facility	$3,800	$3,800	$3,800	$18,050	$29,450	$29,450
Average interest rate	Variable	Variable	Variable	Variable

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
The following table summarizes the notional amounts, weighted-average currency exchange rates and fair values of our unsettled foreign currency exchange forward contracts at December 31, 2013 and 2012. All contracts have maturities of 12 months or less. Weighted-average rates are stated in terms of the amount of U.S. dollars per foreign currency. Fair values represent estimated settlement amounts at December 31, 2013 and 2012 (notional amounts and fair values in U.S. dollars and in thousands):

	Notional Amount	Weighted- Average Settlement Price	Fair Value
December 31, 2013
Currency
Euro	$21,990	1.37	$(623)
Japanese Yen	4,588	103.00	185
British Pound	5,653	1.63	304
Interest rate swap	10,308		(11)
Total	$42,539		$(145)
December 31, 2012
Currency
Euro	$16,933	1.27	$(637)
Japanese Yen	10,542	79.34	832
British Pound	4,278	1.59	(105)
Interest rate swap	27,519		(77)
Total	$59,272		$13

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AFFYMETRIX, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Affymetrix, Inc.
We have audited the accompanying consolidated balance sheets of Affymetrix, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Affymetrix, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Affymetrix, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control‑Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California
March 3, 2014

AFFYMETRIX, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31, 2013	December 31, 2012
ASSETS:
Current assets:
Cash and cash equivalents	$57,128	$25,671
Restricted cash	—	699
Available-for-sale securities—short-term portion	—	9,366
Accounts receivable, net	50,862	53,893
Inventories—short-term portion	58,059	72,691
Deferred tax assets—short-term portion	767	359
Prepaid expenses and other current assets	8,920	10,126
Total current assets	175,736	172,805
Property and equipment, net	18,671	28,663
Inventories—long-term portion	5,972	11,772
Goodwill	161,595	159,736
Intangible assets, net	131,108	152,718
Deferred tax assets—long-term portion	355	3,394
Other long-term assets	11,074	15,206
Total assets	$504,511	$544,294

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable and accrued liabilities	$45,534	$50,355
Convertible notes—short-term portion	—	3,855
Term loan—short-term portion	12,750	12,713
Deferred revenue—short-term portion	18,660	8,498
Total current liabilities	76,944	75,421
Deferred revenue—long-term portion	2,824	3,450
Convertible notes	105,000	105,000
Term loan—long-term portion	26,700	60,563
Other long-term liabilities	21,496	22,689
Stockholders' equity:
Convertible preferred stock, $0.01 par value; 5,000 shares authorized; no shares issued and outstanding at December 31, 2013 and 2012	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 72,305 and 71,030 shares issued and outstanding at December 31, 2013 and 2012, respectively	723	710
Additional paid-in capital	768,149	759,549
Accumulated other comprehensive income	8,392	6,302
Accumulated deficit	(505,717)	(489,390)
Total stockholders' equity	271,547	277,171
Total liabilities and stockholders' equity	$504,511	$544,294

See Accompanying Notes

AFFYMETRIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
REVENUE:
Product sales	$302,618	$266,063	$241,273
Services and other	27,781	29,560	26,201
Total revenue	330,399	295,623	267,474
COSTS AND EXPENSES:
Cost of product sales	133,982	116,261	97,815
Cost of services and other	15,379	15,874	13,137
Research and development	47,670	57,881	63,591
Selling, general and administrative	141,430	142,853	109,572
Restructuring charges	4,490	1,845	—
Total costs and expenses	342,951	334,714	284,115
Loss from operations	(12,552)	(39,091)	(16,641)
Interest income and other, net	802	(265)	(6,302)
Interest expense	12,711	7,193	3,813
Gain on sale of product line	9,295	—	—
Loss before income taxes	(15,166)	(46,549)	(26,756)
Income tax (benefit) provision	1,161	(35,853)	1,405
Net loss	$(16,327)	$(10,696)	$(28,161)

Basic and diluted net loss per common share	$(0.23)	$(0.15)	$(0.40)

Shares used in computing basic and diluted net loss per common share	71,441	70,300	70,877

See Accompanying Notes

AFFYMETRIX, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net loss	$(16,327)	$(10,696)	$(28,161)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	2,410	4,553	79
Unrealized change in available-for-sale and non-marketable securities	476	51	211
Unrealized change in cash flow hedges	(796)	(794)	826
Net change in other comprehensive income (loss), net of tax	2,090	3,810	1,116
Comprehensive loss	$(14,237)	$(6,886)	$(27,045)

See Accompanying Notes

AFFYMETRIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

			Additional	Accumulated Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balance as of December 31, 2010	70,578	$706	$742,206	$1,376	$(450,533)	$293,755
Issuance of common stock in connection with employee stock plans and other	(124)	(2)	(681)	—	—	(683)
Share-based compensation expense	—	—	8,771	—	—	8,771
Income tax benefit from share-based compensation	—	—	36	—	—	36
Net change in other comprehensive income (loss), net of tax	—	—	—	1,116	—	1,116
Net loss	—	—	—	—	(28,161)	(28,161)
Balance as of December 31, 2011	70,454	704	750,332	2,492	(478,694)	274,834
Issuance of common stock in connection with employee stock plans and other	271	5	(756)	—	—	(751)
Employee stock purchase plan	305	1	1,026	—	—	1,027
Share-based compensation expense	—	—	8,947	—	—	8,947
Net change in other comprehensive income (loss), net of tax	—	—	—	3,810	—	3,810
Net loss	—	—	—	—	(10,696)	(10,696)
Balance as of December 31, 2012	71,030	710	759,549	6,302	(489,390)	277,171
Issuance of common stock in connection with employee stock plans and other	924	9	(94)	—	—	(85)
Employee stock purchase plan	351	4	907	—	—	911
Share-based compensation expense	—	—	7,727	—	—	7,727
Income tax benefit from share-based compensation	—	—	60	—	—	60
Net change in other comprehensive income (loss), net of tax	—	—	—	2,090	—	2,090
Net loss	—	—	—	—	(16,327)	(16,327)
Balance as of December 31, 2013	72,305	$723	$768,149	$8,392	$(505,717)	$271,547

See Accompanying Notes

AFFYMETRIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,327)	$(10,696)	$(28,161)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	38,988	36,068	32,309
Amortization of inventory step-up in fair value	14,876	9,444	—
Excess tax benefits for share-based compensation	60	—	(200)
Share-based compensation	7,727	17,207	8,771
Deferred tax assets	(167)	(34,003)	415
Property and equipment, net—held for sale	—	3,491	1,710
Gain on sale of product line	(9,295)	—	—
Other non-cash transactions	5,423	1,348	6,702
Changes in operating assets and liabilities:
Accounts receivable, net	2,347	(514)	8,260
Inventories	2,455	12	6,522
Prepaid expenses and other assets	(9)	6,338	3,297
Accounts payable and accrued liabilities	(816)	(21,655)	(448)
Deferred revenue	9,596	(2,023)	(1,740)
Other long-term liabilities	(1,274)	(1,286)	1,900
Net cash provided by operating activities	53,584	3,731	39,337
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	—	(307,796)	—
Purchases of available-for-sale securities	—	—	(86,252)
Proceeds from sales of available-for-sale securities	9,364	52,063	189,440
Proceeds from maturities of available-for-sale securities	—	1,138	32,982
Proceeds from sale of property and equipment	—	5,509	493
Proceeds from sale of product line	11,832	—	—
Capital expenditures	(4,808)	(8,166)	(5,779)
Capital distribution from non-marketable investments	—	681	—
Purchase of technology rights	(736)	(2,362)	(3,250)
Net cash provided by (used in) investing activities	15,652	(258,933)	127,634
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	825	276	(683)
Proceeds from term loan and revolver	48,000	80,500	—
Payments of term loan	(81,826)	(11,724)	—
Debt issuance costs	(1,080)	—	—
Proceeds from issuance of 4.00% convertible senior notes	—	101,062	—
Repurchase of 3.50% senior convertible notes	(3,855)	(91,614)	(3)
Excess tax benefits for share-based compensation	—	—	200
Net cash (used in) provided by financing activities	(37,936)	78,500	(486)
Effect of exchange rate changes on cash and cash equivalents	157	436	(32)
Net increase (decrease) in cash and cash equivalents	31,457	(176,266)	166,453
Cash and cash equivalents at beginning of period	25,671	201,937	35,484
Cash and cash equivalents at end of period	$57,128	$25,671	$201,937

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$12,456	$6,968	$3,341
Cash (paid) received for income taxes, net of refunds	$(2,222)	$3,905	$(633)
See Accompanying Notes

AFFYMETRIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
NOTE 1—NATURE OF OPERATIONS
Affymetrix, Inc. ("Affymetrix" or the "Company") is a provider of life science products and molecular diagnostic products that enable multiplex and parallel analysis of biological systems at the gene, protein and cell level. The Company sells products to genomic research centers, academic institutions, government and private laboratories, as well as pharmaceutical, diagnostic and biotechnology companies. The Company also sells some of its products through life science supply specialists acting as authorized distributors in Latin America, India, the Middle East and Asia Pacific regions, including China.
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
BUSINESS COMBINATIONS
The Company's consolidated financial statements include the operations of an acquired business after the completion of the acquisition. The Company accounts for acquired businesses using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date, while transaction costs are expensed as incurred, except for any debt and equity issuance costs. The measurement of the fair value of assets acquired and liabilities assumed requires significant judgment. Any excess of the purchase price over the fair value of the net assets acquired is recorded as goodwill.
FOREIGN CURRENCY
Certain operations from foreign subsidiaries of the Company have a functional currency other than the U.S. dollar. All other subsidiaries have the U.S. dollar as their functional currency.
Assets and liabilities of non-U.S. subsidiaries that use the local currency as their functional currency are translated to U.S. dollars at exchange rates in effect at the balance sheet date with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive income (loss) within stockholders' equity. Income and expense accounts are translated at average exchange rates during the year. Foreign currency transaction gains and losses are recognized, net of hedging activity, in interest income and other, net and were comprised of a gain of $0.1 million for the year ended December 31, 2013 and net losses $1.3 million and $2.5 million for the years ended December 31, 2012 and 2011, respectively.
The Company's subsidiaries that use the U.S. dollar as their functional currency remeasure monetary assets and liabilities at exchange rates in effect at the end of each period, and inventories, property and other nonmonetary assets and liabilities at historical rates. Gains and losses from these remeasurements were insignificant and have been included in the Company's results of operations.

CASH EQUIVALENTS, AVAILABLE-FOR-SALE SECURITIES AND INVESTMENTS
Restricted Cash
The Company's restricted cash balances consisted primarily of outstanding letters of credits that are fully cash collateralized and reserves for value added tax in foreign locations.
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
Other-than-temporary Impairment
All of the Company's marketable and non-marketable securities are subject to quarterly reviews for impairment that is deemed to be other-than-temporary ("OTTI"). An investment is considered other-than-temporarily impaired when its fair value is below its amortized cost and (1) the Company intends to sell the security; (2) it is "more likely than not" that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not expected to recover the entire amortized cost basis. Below is a summary of the Company's analysis:

•
Marketable securities –As part of its review, the Company is required to take into consideration current market conditions, extent and nature of change in fair value, issuer rating changes and trends, volatility of earnings, current analysts' evaluations, all available information relevant to the collectability of debt securities and other factors when evaluating for the existence of OTTI in its securities portfolio. OTTI is separated into credit-related losses, which exist when amortized cost basis is not expected to be fully recovered, and non-credit related losses, which are the result of all other factors, such as illiquidity. Any credit-related OTTI is recognized in earnings while noncredit-related OTTI is recorded in other comprehensive income (loss) ("OCI"). During the years ended December 31, 2013 and 2012, the Company recorded no impairment charges on its marketable securities. Refer to Note 5. "Financial Instruments – Investments in Debt and Equity Securities" for further information.

•
Non-marketable securities – The Company periodically monitors the liquidity and financing activities of its non-marketable securities to determine if any impairment exists and accordingly writes down, to the extent necessary, the carrying value of the non-marketable equity securities to their estimated fair values. In order to determine whether a decline in value is other-than-temporary, the Company evaluates, among other factors: the duration and extent to which the fair value has been less than the carrying value; the financial condition of and business outlook of the issuer, including key operational and cash flow metrics, current market conditions; and the Company's intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in estimated fair value. The Company recognized impairment changes of $0.5 million on its non-marketable securities during the year ended December 31, 2013. During the year ended December 31, 2012, no impairment charges were recorded. Refer to Note 5. "Financial Instruments – Non-Marketable Securities" for further information.

ACCOUNTS RECEIVABLE
Trade accounts receivable are recorded at net invoice value. The Company considers amounts past due based on the related terms of the invoice. The Company reviews its exposure to amounts receivable and provides an allowance for specific amounts if collectability is no longer reasonably assured. The Company also provides an allowance for a percentage of the gross trade receivable balance (excluding any specifically reserved amounts) based on its collection history. The allowance for doubtful accounts was not material at either December 31, 2013 or 2012.
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
Goodwill is not subject to amortization, but is tested for impairment on an annual basis during the third quarter or whenever events or changes in circumstances indicate the carrying amount of these assets may not be recoverable. Goodwill impairment testing is a two-step process and performed on a reporting unit level. In the first step, the Company conducts an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is more likely than not that the fair value of its reporting unit is less than its carrying amount, it then conducts the second step, a two-part test for impairment of goodwill. The Company first compares the fair value of its reporting units to their carrying values. If the fair values of the reporting units exceed the carrying value of the net assets, goodwill is not considered impaired and no further analysis is required. If the carrying values of the net assets exceed the fair values of the reporting units, then the second part of the impairment test must be performed in order to determine the implied fair value of the goodwill. If the carrying value of the goodwill exceeds the implied fair value, then an impairment loss equal to the difference would be recorded. For 2013, the Company performed its annual goodwill impairment analysis during the third quarter of 2013 and concluded that the carrying amount of goodwill is less than its implied fair value.
Finite-lived intangible assets and other long-lived assets are reviewed for impairment when facts or circumstances suggest that the carrying value of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. Additionally, during each period, the Company evaluates the estimated remaining useful lives of purchased finite-lived intangible assets and other long-lived assets to determine whether events or changes in circumstances warrant a revision to the remaining period of amortization. For the year ended December 31, 2013 and 2012, no impairment charges were recognized. For the years ended December 31, 2011, the Company recognized $1.7 million of impairment charges on its long-lived assets.
INCOME TAXES
Income tax expense is based on pre-tax financial accounting income. Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company must then assess the likelihood that the resulting deferred tax assets will be realized. To the extent the Company believes that realization of the deferred tax assets is not more likely than not, the Company establishes a valuation allowance. Significant estimates are required in determining the Company's provision for income taxes, deferred tax assets and liabilities, any valuation allowance to be recorded against net deferred tax assets, and reserves for income tax related uncertainties. Some of these estimates are based on interpretations of existing tax laws or regulations. Various internal and external factors may have favorable or unfavorable effects on the Company's future effective tax rate. These factors include, but are not limited to, changes in overall levels of characterization and geographical mix of pretax earnings (losses), changes in tax laws, regulations and/or rates, changing interpretations of existing tax laws or regulations, changes in the valuation of deferred tax assets or liabilities, levels of research and development spending, nondeductible expenses, applicability of tax holidays, ultimate outcomes of income tax audits, income tax impacts of any business combination transactions, intraperiod tax allocation provisions, or changes in our equity structure. Relative to uncertain tax positions, the Company only recognizes the tax benefit if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the Company's financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.
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
The Company derives the majority of its revenue from product sales of probe arrays, reagents, and related instrumentation that may be sold individually or combined with any of the Company's products, services or other sources of revenue. When a sale combines multiple elements upon delivery or performance of multiple products, services and/or rights to use assets, the Company allocates revenue for transactions or collaborations that include multiple elements to each unit of accounting based on its relative fair value or best estimate of selling price, and recognizes revenue for each unit of accounting when the revenue recognition criteria have been met. The price charged when the element is sold separately generally determines fair value.
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
SOFTWARE DEVELOPMENT COSTS
Development Costs of Software to Be Sold, Leased or Marketed
Certain software development costs subsequent to the establishment of technological feasibility are capitalized. The Company's software is deemed to have achieved technological feasibility at the point a working model of the software product is developed. For the years ended December 31, 2013 and 2012, the Company did not capitalize any software development costs. No amortization costs were incurred for the year ended December 31, 2013. Amortization costs of $0.5 million and $0.7 million were incurred for each of the years ended December 31, 2012 and 2011, respectively. The costs of developing routine software enhancements are expensed as research and development when incurred because of the short time between the determination of technological feasibility and the date of general release of the related products.
Internal-Use Software
For the years ended December 31, 2013 and 2012, the Company capitalized $0.6 million and $0.4 million, respectively, of costs associated with internal-use software. All costs associated with software developed for internal use will be amortized from the time at which the software is ready for its intended use. As of December 31, 2013, the Company had recognized total cumulative amortization costs related to internal-use software of $1.0 million.
ADVERTISING COSTS
The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2013, 2012 and 2011 were $2.2 million, $2.0 million, and $0.6 million, respectively.
SHARE‑BASED COMPENSATION
The Company estimates the fair value of its option grants and shares sold under its Employee Stock Purchase Plan using the Black‑Scholes-Merton ("BSM") option pricing model. This model requires the use of certain estimates and assumptions such as the expected term of options, estimated forfeitures, expected volatility of the Company's stock price, expected dividends and the risk-free interest rate at the grant date to determine the fair value of stock options. The fair value of restricted stock, restricted stock units and performance based restricted stock units, collectively referred to as restricted stock awards ("RSAs"), is based on the market price of the Company's common stock on the grant date. The Company recognizes the fair value of its share-based compensation as expense on a straight-line basis over the requisite service period of each award, generally four years. Refer to Note 13. "Stockholders' Equity and Share-Based Compensation Expense" for further information.
SALE OF PRODUCT LINE
Effective October 11, 2013, the Company sold its Anatrace-branded reagents and the related group of assets used to manufacture the product line for net proceeds of approximately $11.8 million. The carrying value of the group of assets sold was approximately $2.5 million at the date of disposition and was primarily comprised of inventory. The Company recorded a gain on the sale of Anatrace product line of $9.3 million during the fourth quarter of 2013.
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
At December 31, 2013 and 2012, the components of accumulated other comprehensive income, net of tax, are as follows (in thousands):

	Year Ended December 31,
	2013	2012
Foreign currency translation adjustment	$7,784	$5,374
Unrealized gains on available-for-sale and non-marketable securities	1,373	896
Unrealized gains on cash flow hedges	(765)	32
Accumulated other comprehensive income	$8,392	$6,302

The following table summarizes the amounts reclassified out of accumulated other comprehensive income, net of tax, for the year ended December 31, 2013 (in thousands):

	December 31, 2012	(Decrease) / Increase	Reclassification Adjustment		December 31, 2013
Foreign currency translation adjustment	$5,374	$2,410	$—		$7,784
Unrealized change in available-for-sale and non-marketable securities	896	915	(438)	(1)	1,373
Unrealized change in cash flow hedges	32	161	(958)	(2)	(765)
Total accumulated other comprehensive income, net of tax	$6,302	$3,486	$(1,396)		$8,392

(1) Net loss recognized in Interest income and other, net.
(2) Net gain recognized in Revenue, except for a gain of $0.2 million that was recognized in Interest income and other, net due to hedging ineffectiveness. See Note 5. "Financial Instruments-Derivatives Financial Instruments" for further information.

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

	Year Ended December 31,
	2013	2012	2011
Employee stock options	5,141	6,101	6,276
Employee stock purchase plan	153	210	64
Restricted stock and restricted stock units	4,161	3,734	2,597
Convertible notes	17,862	9,899	3,169
Total	27,317	19,944	12,106

RECENT ACCOUNTING PRONOUNCEMENTS
In the February 2013, the FASB issued Accounting Standards Update No. 2013-02 Comprehensive Income (Topic 220); Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires filers to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net loss. The Company adopted this accounting standard during the first quarter of 2013.
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
For the years ended December 31, 2013, 2012 and 2011, approximately 39%, 42% and 47%, respectively, of the Company's total revenue was generated from sales outside the United States. The Company's results of operations are affected by such factors as changes in foreign currency exchange rates, trade protection measures, longer accounts receivable collection patterns and changes in regional or worldwide economic or political conditions. The risks of the Company's international operations are mitigated in part by the extent to which its sales are geographically distributed.
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
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table represents the Company's fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012 (in thousands):

	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
December 31, 2013:
Derivative assets	$—	$185	$185

Liabilities:
Derivative liabilities	$—	$938	$938

December 31, 2012:
Assets:
U.S. government obligations and agency securities	$—	$6,829	$6,829
U.S. corporate debt	—	664	664
Foreign corporate debt and equity securities	—	1,873	1,873
Total	$—	$9,366	$9,366

Derivative assets	$—	$842	$842

Liabilities:
Derivative liabilities	$—	$829	$829

The Company's Level 2 input assumptions were determined based on review of third-party sources.
The fair values of the Company's available-for-sale securities were based on quoted market prices and are included in cash and cash equivalents, available-for-sale securities—short-term and available-for-sale securities—long-term on the accompanying Consolidated Balance Sheets based on each respective security's maturity.
The fair value of the Company's derivative assets and liabilities is determined based on the estimated consideration the Company would pay or receive to terminate these agreements on the reporting date. The derivative assets and liabilities are located in Other current assets and Accrued expenses, respectively, in the accompanying Consolidated Balance Sheets.
As of December 31, 2013 and 2012, the Company had no financial assets or liabilities requiring Level 3 classification, including those that have unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets and liabilities.
Debt Obligations
Debt obligations are not recorded at fair value on a recurring basis and are carried at amortized cost.
The fair values of the Company's 4.00% Notes are based on quoted market prices (Level 1) at the balance sheet date. At December 31, 2013, the fair value of the Company's 4.00% Notes was $169.4 million.
As further discussed in Note 12-"Long-Term Debt Obligations," on June 25, 2012, the Company entered into a Credit Agreement and borrowed $85.0 million under the Term Loan. In October 2013, the Company refinanced the then outstanding Senior Secured Credit Facility replacing the Senior Secured Facility for borrowings of $48.0 million. As of December 31, 2013, the fair value of the Term Loan approximated its carrying value of $39.5 million. The amortized cost of the Senior Secured Facility or fair value is classified as Level 3 of the fair value hierarchy.

NOTE 5—FINANCIAL INSTRUMENTS
Investments in Debt and Equity Securities
The fair values of the Company’s available-for-sale securities are based on quoted market prices and are included in cash and cash equivalents and available-for-sale securities on the accompanying Consolidated Balance Sheets based on each respective security’s maturity.
During the first quarter of 2013, the Company liquidated its entire portfolio of available-for-sale securities. The available-for-sale securities were sold for total cash consideration of $9.4 million and the resulting net gain on sale of $0.1 million was recognized in Interest income and other, net in the accompanying Consolidated Statements of Operations.
The following is a summary of available-for-sale securities as of December 31, 2012 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government obligations and agency securities	$6,775	$54	$—	$6,829
U.S. corporate debt	651	13	—	664
Foreign corporate debt and equity securities	1,837	36	—	1,873
Total available-for-sale securities	$9,263	$103	$—	$9,366

Contractual maturities of available-for-sale securities as of December 31, 2012 are as follows (in thousands):

December 31, 2012
Less than one year	$7,083
One to two years	664
More than two years	1,619
Total available-for-sale securities	$9,366

Realized gains for the years ended December 31, 2013 and 2012 were $0.1 million and $0.5 million, respectively. No realized losses were incurred for the year ended December 31, 2013. In 2012, realized losses were $0.1 million. Realized gains and losses are included in Interest income and other, net in the accompanying Consolidated Statements of Operations.
Non-Marketable Securities
As of December 31, 2013 and 2012, the carrying amounts of the Company's non-marketable securities, totaling $4.4 million and $4.4 million, respectively, equaled their estimated fair values. These non-marketable securities consist primarily of an investment in a limited partnership investment fund that invests in companies in the life science industry and are located in the United States. The investments were initially valued at purchase price and subsequently on the basis of inputs that market participants would use in pricing such investments. The portfolio of investments includes Level 1 publicly-traded equity securities and Level 3 equity securities and notes. During the year ended December 31, 2013, other-than-temporary impairment charges of $0.5 million were recorded on the Company's non-marketable securities. Net investment losses are included in Interest income and other, net in the accompanying Consolidated Statements of Operations. Depending on market conditions, the Company may incur additional charges on this investment in the future.
Derivative Financial Instruments
The Company derives a portion of its revenues in foreign currencies, predominantly in Europe and Japan, as part of its ongoing business operations. In addition, a portion of its assets are held in the nonfunctional currencies of its subsidiaries. The Company enters into foreign currency forward contracts to manage a portion of the volatility related to transactions that are denominated in foreign currencies. The Company's foreign currency forward contracts are entered into for periods consistent with the related underlying exposures and do not constitute positions that are independent of those exposures. The Company's accounting policies for these instruments are based on whether the instruments are classified as designated or non-designated hedging instruments. The Company records all derivatives on the accompanying Consolidated Balance Sheets at fair value. The effective portions of designated cash flow hedges are recorded in OCI until the hedged item is recognized in operations. As of December 31, 2013, the Company's existing foreign currency forward exchange contracts mature within 12 months. The deferred amount related to the Company's derivatives recorded in OCI at December 31, 2013, and expected to be recognized into earnings over the next 12 months is a net loss of $0.8 million. Derivatives that are not designated as hedging instruments and the ineffective portions of cash flow hedges are adjusted to fair value through earnings.
Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in other comprehensive income (loss) associated with such derivative instruments are reclassified immediately into operations through other income and expense. Any subsequent changes in fair value of such derivative instruments are reflected in Interest income and other, net unless they are re-designated as hedges of other transactions. During the year ended December 31, 2013, the Company recognized $0.2 million in net gains in Interest income and other, net, related to the loss of hedge designation on a portion of cash flow hedges related to the Japanese yen that were deemed ineffective due to lower-than-forecasted revenue from Japan. No additional hedges are deemed ineffective as of December 31, 2013. The Company did not recognize any net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the year ended December 31, 2012.
Under the Credit Agreement as defined in Note 12. "Long-Term Debt Obligations", the Company is required to maintain derivative contracts to protect against fluctuations in interest rates with respect to at least 35% of the aggregate principal amount of the Term Loan then outstanding, with such derivative contracts being required to have at least a three-year term. Accordingly, the Company maintains an interest rate swap (the "Interest Rate Swap") to comply with the requirement of the Credit Agreement. As of December 31, 2013, the notional amount of the Interest Rate Swap was $10.3 million compared to $27.5 million as of December 31, 2012 following the refinance of our Senior Credit Facility during the fourth quarter of 2013 described in more detail in Note 12. "Long-Term Debt Obligations". The Interest Rate Swap at December 31, 2013, calls for fixed rate quarterly payments of 0.6125% of the notional amount in exchange for a variable rate quarterly receipt equal to a 3-month LIBOR rate. The Interest Rate Swap terminates on June 25, 2015.
The Company did not designate the Interest Rate Swap as a hedging instrument and will recognize adjustments to fair value through Interest income and other, net on the accompanying Consolidated Statements of Operations at each reporting date. As of December 31, 2013, the fair value of the Interest Rate Swap was less than $0.1 million.
As of December 31, 2013 and 2012, the total notional values of the Company's derivative assets and liabilities were as follows (in thousands):

	December 31, 2013	December 31, 2012
Euro	$21,990	$16,933
Japanese yen	4,588	10,542
British pound	5,653	4,278
Interest rate swap	10,307	27,519
Total	$42,538	$59,272

Other than the Interest Rate Swap, the Company did not have any derivative assets or liabilities that were not designated or qualifying as hedges as of December 31, 2013 and December 31, 2012.
The Company is exposed to the risk that the counterparties to its hedges may be unable to meet the terms of these agreements. To mitigate the risk, only contracts with carefully selected highly-rated major financial institutions are entered into. In the event of non-performance by these counterparties, the asset position carrying values of the financial instruments represent the maximum amount of loss that can be incurred, however, no losses as a result of counterparty defaults are expected. The Company does not require and is not required to pledge collateral for these financial instruments. The Company does not enter into foreign currency forward contracts for trading or speculative purposes and is not party to any leveraged derivative instruments.
The following table shows the Company's foreign currency derivatives measured at fair value as reflected on the accompanying Consolidated Balance Sheets as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013	December 31, 2012	Balance Sheet Classification
Derivative assets:
Foreign exchange contracts	$185	$842	Other current assets
Derivative liabilities:
Foreign exchange contracts	927	752	Accrued liabilities
Interest rate swap	11	77	Accrued liabilities
The following table shows the effect, net of tax, of the Company's derivative instruments on the accompanying Consolidated Statements of Operations and OCI for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year ended December 31,
	2013	2012	2011
Derivatives in cash flow hedging relationships:
Net (loss) gain recognized in OCI, net of tax (1)	$(796)	$(794)	$826
Net gain reclassified from accumulated OCI into Revenue, net of tax (2)	800	1,226	—
Net gain reclassified from accumulated OCI into Interest income and other, net, net of tax (3)	158	—	—
Net gain (loss) recognized in Interest income and other, net, net of tax (4)	74	109	(103)
Derivatives not designated as hedging relationships:
Net (loss) recognized in Interest income and other, net, net of tax (5)	(122)	(539)	(1,720)

(1)	Net change in the fair value of the effective portion classified in OCI

(2)	Effective portion classified as Revenue

(3)	Ineffective portion classified as Interest income and other, net

(4)	Amount excluded from effectiveness testing classified as Interest and other, net

(5)	Classified in Interest and other, net

NOTE 6—INVENTORIES
Inventories consist of the following at December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Raw materials	$11,587	$11,167
Work-in-process	22,139	35,562
Finished goods	30,305	37,734
Total	$64,031	$84,463

Short-term portion	$58,059	$72,691
Long-term portion	$5,972	$11,772

Inventory at December 31, 2013 includes the unamortized balance of $4.7 million, representing approximately six months of amortization, for the fair value step-up in basis that was recorded when the Company acquired eBioscience in 2012. Amortization expense related to the fair value step-up during the year ended December 31, 2013 was $14.9 million.
NOTE 7—PROPERTY AND EQUIPMENT
Property and equipment consists of the following as of December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Property and equipment:
Construction-in-progress	$1,214	$1,790
Equipment and furniture	119,848	126,790
Building and leasehold improvements	48,503	54,579
	169,565	183,159
Less: accumulated depreciation and amortization	(150,894)	(154,496)
Net property and equipment	$18,671	$28,663

For the years ended December 31, 2013, 2012 and 2011, the Company recorded depreciation expense of $13.8 million, $15.8 million and $19.0 million, respectively.
NOTE 8—GOODWILL AND INTANGIBLE ASSETS
The gross carrying amounts and net book values of the Company's definite-lived intangible assets are as follows (in thousands):

	Carrying Value, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted
	December 31, 2012	(Decrease)/Increase (1)	December 31, 2013	December 31, 2012	(Increase)/Decrease (2)	December 31, 2013	December 31, 2012	December 31, 2013	Average Useful Life
Customer relationships	$76,874	$852	$77,726	$(14,346)	$(7,188)	$(21,534)	$62,528	$56,192	11 years
Developed technologies	76,814	813	77,627	(18,489)	(5,881)	(24,370)	58,325	53,257	10 years
Trademarks and tradenames	17,818	13	17,831	(3,009)	(3,395)	(6,404)	14,809	11,427	5 years
Other contractual agreements	3,055	40	3,095	(785)	(1,557)	(2,342)	2,270	753	2 years
Licenses	81,156	553	81,709	(66,370)	(5,860)	(72,230)	14,786	9,479	14 years
Total definite-lived intangible assets	$255,717	$2,271	$257,988	$(102,999)	$(23,881)	$(126,880)	$152,718	$131,108
(1) Includes an increase in carrying value of $1.8 million related to foreign currency translation.
(2) The impact of foreign currency translation on accumulated amortization was a decrease of $0.3 million.

The expected future annual amortization expense of the Company's intangible assets is as follows (in thousands):

Amortization
For the Year Ending December 31,	Expense
2014	$21,058
2015	14,899
2016	14,047
2017	12,370
2018	10,789
Thereafter	57,945
Total	$131,108

The Company recognized goodwill of $157.1 million in connection with the Acquisition. Information in regards to changes in the Company's goodwill at December 31, 2013 is as follows (in thousands):

Balance at December 31, 2012	$159,736
Effects of foreign currency change	1,859
Balance at December 31, 2013	$161,595

During the year ended December 31, 2013, the Company concluded that there were no indicators of impairment during its annual impairment test of goodwill and the balance at December 31, 2013 is expected to be recoverable.
NOTE 9—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities as of December 31, 2013 and 2012 consist of the following (in thousands):

	December 31,
	2013	2012
Accounts payable	$9,571	$13,716
Accrued compensation and related liabilities	20,701	15,760
Accrued interest	—	324
Accrued taxes	4,793	8,135
Accrued legal	447	594
Accrued audit and tax	383	1,106
Accrued warranties	1,697	802
Accrued royalties	2,475	2,267
Other	5,467	7,651
Total	$45,534	$50,355

NOTE 10—COMMITMENTS
Operating Leases
The Company leases laboratory, office and manufacturing facilities under non-cancelable operating leases that expire at various times through 2023. Some of these leases contain renewal options ranging from two to five years and escalation clauses. Rent expense related to operating leases for the years ended December 31, 2013, 2012 and 2011 was approximately $10.6 million, $11.3 million, and $11.0 million, respectively. In connection with some of these facility leases, the Company has made security deposits totaling $2.5 million, which are included in other long-term assets in the accompanying Consolidated Balance Sheets.
Future minimum lease obligations, net of sublease income, at December 31, 2013 under all non-cancelable operating leases are as follows (in thousands):

For the Year Ending December 31,	Amount
2014	$9,181
2015	8,533
2016	5,290
2017	5,189
2018	4,532
Thereafter	22,949
Total	$55,674

No sublease income is expected for the year ended December 31, 2014 and thereafter.
Non-Cancelable Supply Agreements
As of December 31, 2013, the Company had approximately $0.7 million of non-cancelable inventory supply agreements that are in effect through 2014.

Indemnifications
From time to time the Company has entered into indemnification provisions under certain of its agreements with other companies in the ordinary course of business, typically with business partners, customers, and suppliers. Pursuant to these agreements, the Company generally indemnifies, holds harmless, and agrees to reimburse the indemnified parties on a case by case basis for losses suffered or incurred by the indemnified parties in connection with any U.S. patent or other intellectual property infringement claim by any third party with respect to its products. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited in some cases. In addition, the Company has entered into indemnification agreements with its officers and directors. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As of December 31, 2013, the Company had not accrued a liability for this guarantee, because the likelihood of incurring a payment obligation in connection with this guarantee is remote.
NOTE 11—WARRANTIES
The Company provides for anticipated warranty costs at the time the associated revenue is recognized. Product warranty costs are estimated based upon the Company's historical experience and the warranty period. The Company periodically reviews the adequacy of its warranty reserve and adjusts, if necessary, the warranty percentage and accrual based on actual experience and estimated costs to be incurred. Information regarding changes in the Company's product warranty liability for the years ended December 31, 2013 and 2012 is as follows (in thousands):

Amount
Balance as of December 31, 2011	$1,500
Additions charged to cost of product sales	611
Repairs and replacements	(1,309)
Balance as of December 31, 2012	$802
Additions charged to cost of product sales	1,172
Repairs and replacements	(277)
Balance as of December 31, 2013	$1,697

NOTE 12—LONG-TERM DEBT OBLIGATIONS
Term Loan - 2012
On June 25, 2012, the Company entered into a credit agreement (the "Credit Agreement") by, and among, Affymetrix and its domestic subsidiaries and General Electric Capital Corporation ("GE Capital"), Silicon Valley Bank and other financial institutions party thereto from time to time (collectively, the "Lenders"), as well as certain securities affiliates of the Lenders. The Credit Agreement provided for a Term Loan in an aggregate principal amount of $85.0 million and a revolving credit facility in an aggregate principal amount of $15.0 million (the "Revolving Credit Facility" and, together with the Term Loan, the "Senior Secured Credit Facility"), each with a term of five years. In 2012, the Company borrowed a total of $85.0 million under the Term Loan which was used to finance a portion of the Acquisition. Borrowings under the Credit Agreement were subject to approximately 6.5% interest for 2012 and through October 17, 2013.
On October 17, 2013 the Company amended the Credit Agreement and refinanced its Senior Secured Credit Facility. On the Effective Date, Affymetrix entered into the Fourth Amendment to Credit Agreement among Affymetrix and its domestic subsidiaries, GE Capital, and the other lenders party thereto (the “Fourth Amendment”). The Amendment amends the Credit Agreement dated as of June 25, 2012, as amended pursuant to that certain First Amendment dated as of July 20, 2012, that certain Second Amendment dated as of December 5, 2012, and that certain Third Amendment and Limited Waiver dated as of April 8, 2013, among Affymetrix and its domestic subsidiaries, GE Capital and the other lenders and parties party thereto. The Fourth Amendment provides, among other things, for new term loans in the aggregate principal amount of $38.0 million and new revolving loan commitments in the aggregate principal amount of $10.0 million, each with a term of five years. The Amendment also (i) reduced the interest rate margins, (ii) updated the financial covenant ratio levels and (iii) amended, modified and/or supplemented certain other obligations, covenants, representations and warranties of the parties under the Credit Agreement. The new revolving loan commitments replaced all existing revolving loan commitments under the Credit Agreement.
At the option of the Company (subject to certain limitations), borrowings under the Fourth Amendment bear interest at either a base rate or at the London Interbank Offered Rate ("LIBOR"), plus, in each case, an applicable margin. Under the Base

Rate Option, interest will be at the base rate plus, per annum, 2.75% through March 31, 2014 and thereafter, 2.50% to 2.75% dependent on the senior leverage ratio then in effect calculated on the basis of the actual number of days elapsed in a year of 365 or 366 days (as applicable) and payable quarterly in arrears. The base rate will be equal to the greatest of (a) the rate last quoted by The Wall Street Journal (or another national publication described in the Fourth Amendment) as the U.S. "Prime Rate", (b) the federal funds rate, plus 0.50% per annum, and (c) LIBOR for an interest period of one month plus, 1.00% per annum. Under the LIBOR Option, interest will be determined based on interest periods to be selected by Affymetrix of one, two, three or six months (and, to the extent available to all relevant lender, nine or twelve months) and will be equal to LIBOR, plus 3.75% through March 31, 2014 and thereafter, 3.50% to 3.75% dependent on the senior leverage ratio then in effect, calculated based on the actual number of days elapsed in a 360-day year. Interest will be paid at the end of each interest period or, in the case of interest periods longer than three months, quarterly. In 2012, the Company entered into an Interest Rate Swap as required by the terms of the Credit Agreement with a third-party lending institution. Following the refinance, the Company settled and replaced the Interest Rate Swap during the fourth quarter of fiscal 2013. Refer to Note 5. "Financial Instruments–Derivative Financial Instruments" for further information. At December 31, 2013, the applicable interest rate was approximately 4.38%.
The loans and other obligations under the Senior Secured Credit Facility are (i) guaranteed by substantially all of the Company's domestic subsidiaries (subject to certain exceptions and limitations) and (ii) secured by substantially all of the assets of Affymetrix and each guarantor (subject to certain exceptions and limitations).
The Fourth Amendment requires the Company to maintain an interest coverage ratio of at least 3.5 to 1.0 and a senior leverage ratio not exceeding initially 1.75 to 1.00 and stepping down to 1.20 to 1.00. The Credit Agreement also include other covenants, including negative covenants that, subject to certain exceptions, limit Affymetrix', and that of certain of its subsidiaries', ability to, among other things: (i) incur additional debt, including guarantees by the Company or its subsidiaries, (ii) make investments, pay dividends on capital stock, redeem or repurchase capital stock, redeem or repurchase the Company's senior convertible notes or any subordinated obligations, (iii) create liens and negative pledges, (iv) make capital expenditures, (v) dispose of assets, (vi) make acquisitions, (vii) create or permit restrictions on the ability of Affymetrix' subsidiaries to pay dividends or make distributions to Affymetrix, (viii) engage in transactions with affiliates, (ix) engage in sale and leaseback transactions, (x) consolidate or merge with or into other companies or sell all or substantially all the Company's assets and (xi) change their nature of business, their organizational documents or their accounting policies.
The Company is required to make the following mandatory prepayments: (a) annual prepayments in an amount equal to 50% of excess cash flow (as defined in the Credit Agreement), subject to a leverage-based step down, (b) prepayments in an amount equal to 100% of the net cash proceeds of issuances or incurrences of debt obligations of Affymetrix and its subsidiaries (other than debt incurrences expressly permitted by the Credit Agreement), (c) prepayments in an amount equal to 100% of the net proceeds of asset sales in excess of $2.5 million annually (subject to certain reinvestment rights) and (d) prepayments in an amount equal to any indemnification payments or similar payments received under the Acquisition Agreement, subject to certain exclusions.
The Credit Agreement also contains events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-default and cross-acceleration to other indebtedness in excess of specified amounts, monetary judgment defaults in excess of specified amounts, bankruptcy or insolvency, actual or asserted invalidity or impairment of any part of the credit documentation (including the failure of any lien on a material portion of the collateral to remain perfected) and change of ownership or control defaults. In addition, the occurrence of a "fundamental change" under the indenture governing the 4.00% Notes would be an event of default under the Credit Agreement. As of December 31, 2013, there have been no events of default under the Credit Agreement.
The proceeds received on June 25, 2012 from the original Term Loan were net of debt issuance costs of approximately $4.5 million that were being amortized over the 5-year term of the Senior Secured Credit Facility. Following the refinance under the Fourth Amendment, the Company wrote off unamortized debt issuance cost of $2.5 million associated with the original Term Loan, and received proceeds on October 17, 2013 from the new Term Loan and Revolver, net of debt issuance costs of approximately $0.8 million that amortize on the effective interest rate method beginning October 17, 2013.
For the years ended December 31, 2013 and 2012, $7.9 million and $3.6 million, respectively of interest expense was recognized under the Senior Secured Credit Facility.
Quarterly, principal payments are due under the Term Loan, which amortizes such that 10% of the outstanding principal is due during the first four years and the remaining 60% is due in the fifth year, including any remaining principal balance and any outstanding revolver balance at such time. During 2013, the Company made $33.9 million of prepayments under the Senior Credit Facility, which fulfills the Company's payment obligations under the Term Loan through the first quarter of 2016. The principal amount of unpaid maturities per the Credit Agreement is as follows (in thousands):

For the Year Ending December 31,
2014	$—
2015	—
2016	2,850
2017	3,800
2018	32,800
Total	$39,450
The Company intends to continue making quarterly payments during 2014 and classified $12.8 million as current on the accompanying Consolidated Balance Sheet as of December 31, 2013.
4.00% Convertible Senior Notes
On June 25, 2012, the Company issued $105.0 million principal amount of 4.00% Convertible Senior Notes ("4.00% Notes") due July 1, 2019. The net proceeds, after debt issuance costs totaling $3.9 million from the 4.00% Notes offering, were $101.1 million. The 4.00% Notes bear interest of 4.00% per year payable semi-annually in arrears on January 1 and July 1 of each year, beginning on January 1, 2013 until the maturity date of July 1, 2019, unless converted, redeemed or repurchased earlier. The debt issuance costs are being amortized over the effective life of the 4.00% Notes, which is 7 years.
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
As of December 31, 2013, the outstanding balance on the 4.00% Notes was $105.0 million and interest incurred for the year ended December 31, 2013 and December 31, 2012 was $4.8 million and $2.5 million, respectively.
3.50% Senior Convertible Notes
During the first quarter of 2012, the Company repurchased approximately $91.6 million of aggregate principal amount of its 3.50% Notes in private transactions for total cash consideration of $92.1 million, including accrued interest of $0.5 million. Such notes were purchased at par and accelerated amortization of deferred financing costs of $0.3 million was recognized. The remaining $3.9 million aggregate principal amount of the 3.50% Notes was redeemed during the first quarter of 2013.
NOTE 13—STOCKHOLDERS' EQUITY AND SHARE-BASED COMPENSATION EXPENSE
Convertible Preferred Stock
The Company's Board of Directors has authorized 5.0 million shares of convertible preferred stock, $0.01 par value. At December 31, 2013 and 2012, there were no such shares issued or outstanding.
Share-based Compensation Plans
The Company has a share-based compensation program that provides the Board of Directors broad discretion in creating equity incentives for employees, officers, directors and consultants. This program includes incentive and non-qualified stock options and RSAs, granted under various stock plans. Stock options are issued at a price of at least 100% of the fair value of the Company's common stock on the date of grant (110% in certain circumstances), as determined by the Board of Directors. Options generally expire 7 to 10 years from the grant date and may be granted with different vesting terms from time to time as determined by the Board of Directors, usually over a period of four years on each anniversary of the grant date. In general,

RSAs vest on an annual basis over a period of three to four years on each anniversary of the grant date, are subject to the employees' continued employment and are paid upon vesting in shares of the Company's common stock on a one-for-one basis. As of December 31, 2013, the Company had approximately 4.7 million shares of common stock reserved for future issuance under its share-based compensation plans. A more detailed description of the Company's current share-based compensation plans follows below:
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
In June 2012, the Board of Directors adopted the 2012 Inducement Plan (the "2012 Inducement Plan"), under which RSAs, stock options, performance-based shares and stock appreciation rights may be granted to employees. A total of 2.0 million shares of common stock are authorized for issuance under the 2012 Inducement Plan.
The following table sets forth the share-based compensation expense included in the accompanying Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2013	2012	2011
Costs of product sales	$1,002	$1,554	$1,143
Research and development	1,331	1,337	1,850
Selling, general and administrative (1)	5,394	14,316	5,778
Total share-based compensation expense	$7,727	$17,207	$8,771
(1) Includes $8.3 million of share-based compensation expense related to the acceleration of unvested stock options in connection with the Acquisition during the year ended December 31, 2012.
As of December 31, 2013, $16.0 million of total unrecognized share-based compensation expense related to non-vested awards is expected to be recognized over the respective vesting terms of each award through 2016. The weighted‑average term of the unrecognized share-based compensation expense is 2.44 years.
Stock Options
The fair value of options was estimated at the respective dates of grant using the BSM option pricing model with the following weighted‑average assumptions:

	Year Ended December 31,
	2013	2012	2011
Risk free interest rate	1.0%	0.6%	1.5%
Expected dividend yield	—%	—%	—%
Expected volatility	68%	67%	67%
Expected option term (in years)	4.6	4.6	4.5

The risk free interest rate for periods within the contractual life of the Company's stock options is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term is derived from an analysis of the Company's historical exercise trends over ten years. The expected volatility for the years ended December 31, 2013 and 2012 is based on a blend of historical and market‑based implied volatility. Using the assumptions above, the weighted‑average grant date fair value of options granted during the years ended December 31, 2013, 2012 and 2011 was $2.42, $2.14 and $2.86 per option, respectively.

Activity under the Company's stock plans for the year ended December 31, 2013 is as follows (in thousands, except per share amounts):

	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Terms	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2012	6,101	$7.75
Grants	988	4.43
Exercises	(424)	4.03
Forfeitures or expirations	(1,523)	10.02
Outstanding at December 31, 2013	5,142	$6.75	3.87	$15,475

Exercisable at December 31, 2013	2,979	$8.36	2.68	$6,761

Vested and expected to vest at December 31, 2013	4,808	$6.91	3.72	$14,121

The following table summarizes information concerning currently outstanding and exercisable options at December 31, 2013:

Range of Exercise Prices		Options Outstanding			Options Exercisable
			Weighted-Average	Weighted-Average		Weighted-Average
			Remaining	Exercise Price		Exercise Price
Lower	Upper	Number	Contractual Life	Per Share	Number	Per Share
		(in thousands)	(in years)		(in thousands)
$2.63	$3.84	897	5.07	$3.52	243	$2.97
$3.86	$4.16	686	5.34	$3.93	200	$3.93
$4.21	$4.44	629	3.75	$4.24	387	$4.22
$4.46	$5.29	672	4.42	$4.84	390	$4.94
$5.31	$6.51	634	4.38	$5.73	345	$5.77
$6.57	$8.29	709	3.66	$7.54	500	$7.75
$8.71	$19.92	734	1.07	$12.66	733	$12.66
$21.36	$37.22	181	1.05	$25.82	181	$25.81
Total		5,142	3.87	$6.75	2,979	$8.36

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company's closing stock price on the last trading day of its fourth quarter of 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2013. The aggregate intrinsic value changes based on the fair market value of the Company's common stock. For the years ended December 31, 2013, 2012 and 2011, total intrinsic value of options exercised was $0.8 million, $0.1 million and $0.4 million, respectively.
Reserved Shares
At December 31, 2013, the Company has shares reserved for future issuance as follows (in thousands):

Options outstanding	5,142
Options available for future grants	4,684
Convertible notes	17,857
Total at December 31, 2013	27,683

Restricted Stock
The following tables summarize the Company's restricted stock activity for the year ended December 31, 2013 (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Restricted stock awards
Outstanding at December 31, 2012	167	$5.89
Granted	—	—
Vested	(130)	5.68
Forfeited	(28)	6.77
Outstanding at December 31, 2013	9	$6.11

Restricted stock units
Outstanding at December 31, 2012	2,511	$4.51
Granted	1,972	6.30
Vested	(692)	4.62
Forfeited	(588)	4.49
Outstanding at December 31, 2013	3,203	$5.59

For the years ended December 31, 2013 and 2012, total fair value of RSAs vested was $3.9 million and $5.2 million, respectively.
Performance-Based Restricted Stock
The Company's share-based awards program includes performance-based restricted stock awards that reference performance criteria.
2011 CEO grants In 2011, the Compensation Committee of the Company's Board of Directors approved a grant of performance-based restricted stock units ("PRSUs") under the Plan to the Company's Chief Executive Officer ("CEO") that is earned annually in four equal tranches based on his performance in the applicable fiscal year (the "Performance Period"). The PRSUs entitle the CEO to receive a certain number of shares of the Company's common stock based on the Company's satisfaction of certain financial and strategic performance goals as set and approved by the Board of Directors annually during the first quarter of the Company's fiscal year. Based on the achievement of the performance conditions during each Performance Period, the final settlement of the PRSU award will vest twelve months following the end of each Performance Period. The PRSU award will be forfeited if the performance goals are not met or if the executive officer is no longer employed at the vest date.
The number of shares underlying the PRSUs that were granted to the CEO during 2011 totaled 240,000 shares of PRSUs of which (i) 60,000 shares of PRSUs relating to the Performance Period ending December 31, 2011 and with a grant date fair value of $6.71 per PRSU vested at December 31, 2012; (ii) 25,000 shares of PRSUs relating to the Performance Period ending December 31, 2012 and with a grant date fair value of $4.63 per PRSU vested December 31, 2013. The Company expects that an additional 36,000 shares of the PRSUs, with a grant date fair value of $4.67 per PRSU, will vest with respect to the Performance Period ending December 31, 2013 and the fair value of such PRSU's is being amortized on a straight-line basis over the related service period ending December 31, 2014. The total compensation cost related to PRSUs granted but not yet recognized was less than $0.1 million as of December 31, 2013.
2012 Program During July 2012, the Compensation Committee granted certain PRSUs following the acquisition of eBioscience referred to as an Acquisition Performance Share Program (the "2012 Program"). The purpose of the 2012 Program is to align key management and senior leadership with stockholders' interests and to retain key employees. The measurement periods for the 2012 Program are the twelve month periods ended June 30, 2013 and June 30, 2014, respectively. Members of eBioscience management and other key employees are participating in the 2012 Program. Awards granted under the 2012 Program are granted in the form of performance shares pursuant to the terms of our 2012 Inducement Plan. If pre-determined eBioscience specific performance goals are met, shares of stock will be granted to the recipient, vesting one month following the performance period representing the date of certification of achievement, contingent upon the recipient's continued service to the Company.
In 2012, the Company awarded 911,500 PRSUs under the 2012 Program at a grant date fair value of $4.16 per PRSU and 164,255 shares of PRSUs relating to the twelve month period ended June 30, 2013 vested during fiscal 2013. The Company expects 115,275 shares of PRSUs will vest and the fair value is being amortized on a straight-line basis over the related service period. The total compensation cost related to PRSUs granted but not yet recognized was approximately $0.1 million as of December 31, 2013.
2013 Program During the first quarter of 2013, the Compensation Committee granted certain PRSUs following the most recent restructuring referred to as the 2013 Program. The purpose of the 2013 Program is to retain key employees. The measurement period for the 2013 Program is the twelve month period ended December 31, 2013 and the awards granted under the 2013 Program are granted in the form of performance shares pursuant to the terms of our 2000 Plan. Dependent on the level of achievement of pre-determined financial performance goals, shares of stock will vest in equal installments over two or four years. The level of achievement of financial performance will be assessed during the first quarter of fiscal 2014 after which the share of stock will be issued to the participants, contingent upon the recipient’s continued service to the Company.
In 2013, the Company awarded 340,000 PRSUs under the 2013 Program at a grant date fair value of $3.84 per PRSU. The Company expect 94,500 shares of PRSUs will vest and the fair value is being amortized on a straight-line basis over the related service period. The total compensation cost related to PRSUs granted but not yet recognized was approximately $0.3 million as of December 31, 2013.
2013 Product Launch Initiative Program During the third quarter of 2013, the Compensation Committee granted certain PRSUs associated with product launch and promotion initiative referred to as the 2013 Product Launch Initiative Program. The purpose of the 2013 Product Launch Initiative Program is to incentivize specific employees to sell specific products. The measurement period for the 2013 Product Launch Initiative Program is the six month period ended December 31, 2013 and the awards granted under the 2013 Product Launch Initiative Program are granted in the form of performance shares pursuant to the terms of our 2000 Plan. Dependent on the level of achievement of pre-determined financial performance goals, shares of stock will vest in equal installments over eight to twelve months. The level of achievement of financial performance will be assessed during the first quarter of fiscal 2014 after which the share of stock will be issued to the participants, contingent upon the recipient’s continued service to the Company.
In 2013, the Company awarded 146,750 shares of PRSUs under the 2013 Product Launch Initiative Program at a grant date fair value of $5.51 per PRSU and expect 79,750 shares of PRSUs will vest and the fair value of the PRSUs is being amortized on a straight-line basis over the related service period. The total compensation cost related to PRSUs granted but not yet recognized was approximately $0.2 million as of December 31, 2013.
The following table summarizes the Company's PRSU activity for the year ended December 31, 2013 (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant Date Fair Value per PRSU
Performance based restricted stock awards
Outstanding at December 31, 2012	1,056	$3.98
Granted	487	4.34
Vested	(189)	4.22
Forfeited	(405)	4.24
Outstanding at December 31, 2013	949	$4.01
For the years ended December 31, 2013 and 2012, total fair value of PRSUs vested was $0.8 million and $2.7 million, respectively. The total compensation cost related to all PRSUs granted but not yet recognized was approximately $0.6 million as of December 31, 2013.
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
The price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first day of the offering period or the last day of the purchase period, whichever is lower. The offering periods are twelve months and include two six month purchase periods that result in a look-back for determining the purchase price of up to 12 months. Employees can invest up to 15% of their gross compensation through payroll deductions. In no event would an employee be permitted to purchase more than 750 shares of common stock during any six-month purchase period. The initial offering period commenced in November 2011. As of December 31, 2013, there were 405 participants in the ESPP and approximately 0.4 million shares were issued under the ESPP during the period at an average subscription date fair value of $2.59 per share. Included in total share-based compensation expense for the year ended December 31, 2013 was $0.7 million, related to the ESPP.
During the years ended December 31, 2013 and 2012, the fair value of shares under the ESPP was estimated using the following assumptions:

	2013	2012
Risk free interest rate	0.16%	0.1%
Expected dividend yield	—%	—%
Expected volatility	60%	64%
Expected term (in years)	0.75	0.7

NOTE 14—LEGAL PROCEEDINGS
The Company has been in the past, and continues to be, a party to litigation, including actions with respect to intellectual property, employment, and contractual matters. Litigation has consumed, and may continue to consume, substantial financial and managerial resources. The Company could incur substantial costs and divert attention of management and technical personnel in defending against litigation, and any adverse ruling or perception of an adverse ruling could have a material adverse impact on the Company's stock price. In addition, any adverse ruling could have a material adverse impact on the Company's cash flows and financial condition.
In connection with litigation matters, the Company assesses, on a regular basis, the probability and range of possible loss based on the developments in these matters. A liability is recorded in the financial statements if it is believed to be probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable results could occur, assessing contingencies is highly subjective and requires judgments about future events. The Company regularly reviews outstanding legal matters to determine the adequacy of the liabilities accrued and related disclosures. The amount of ultimate loss may differ from these estimates. Each matter presents its own unique circumstances, and prior litigation does not necessarily provide a reliable basis on which to predict the outcome, or range of outcomes, in any individual proceeding. Because of the uncertainties related to the occurrence, amount, and range of loss on any pending litigation or claim, the Company is currently unable to predict their ultimate outcome, and has not accrued any liability with respect to any pending litigation.
E8 Pharmaceuticals LLC
On July 1, 2008, the Company was named as a defendant in a complaint filed by plaintiffs E8 Pharmaceuticals LLC and Massachusetts Institute of Technology ("MIT") in the United States District Court of Massachusetts. In the complaint, the plaintiffs allege that the Company is infringing one patent owned by MIT and licensed to E8 Pharmaceuticals by making and selling the Company's GeneChip® products to customers and teaching its customers how to use the products. The plaintiffs seek a permanent injunction enjoining the Company from further infringement, unspecified monetary damages, enhanced damages pursuant to 35 U.S.C. §284, costs, attorneys' fees and other relief as the court deems just and proper. On September 4, 2012, the District Court issued its ruling construing key claims of the patent at issue. The parties thereafter stipulated to the dismissal of plaintiff's claims. The plaintiffs subsequently appealed the District Court's ruling and in November 2013 the United States Court of Appeals for Federal Circuit affirmed the District Court's decision.
Enzo Litigation
Southern District of New York Case: On October 28, 2003, Enzo Life Sciences, Inc., a wholly-owned subsidiary of Enzo Biochem, Inc. (collectively "Enzo"), filed a complaint against the Company that is pending in the United States District Court for the Southern District of New York for breach of contract, injunctive relief and declaratory judgment. The Enzo complaint relates to a 1998 distributorship agreement with Enzo under which the Company served as a non-exclusive distributor of certain reagent labeling kits supplied by Enzo. In its complaint, Enzo seeks monetary damages and an injunction against the Company from using, manufacturing or selling Enzo products and from inducing collaborators and customers to use Enzo products in violation of the 1998 agreement. Enzo also seeks the transfer of certain Affymetrix patents to Enzo. On September 24, 2012, the Court granted summary judgment to the Company with respect to the single infringement claim asserted by Enzo against the Company. On December 9, 2013, the Court granted-in-part and denied-in-part the Company's motion for summary judgment on Enzo's non-patent claims. The Court has set a trial on the remaining claims in this lawsuit for May 12, 2014.
On November 10, 2003, the Company filed a complaint against Enzo in the United States District Court for the Southern District of New York for declaratory judgment, breach of contract and injunctive relief relating to the 1998 agreement. In its complaint, the Company alleges that Enzo has engaged in a pattern of wrongful conduct against it and other Enzo labeling reagent customers by, among other things, asserting improperly broad rights in its patent portfolio, improperly using the 1998 agreement and distributorship agreements with others in order to corner the market for non-radioactive labeling reagents, and improperly using the 1998 agreement to claim ownership rights to the Company's proprietary technology. The Company expects that its claims in this lawsuit against Enzo will be consolidated for trial with the Enzo lawsuit that is scheduled for May 12, 2014.
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
Administrative Proceedings
The Company's intellectual property is subject to a number of significant administrative actions. These proceedings could result in the Company's patent protection being significantly modified or reduced, and the incurrence of significant costs and the consumption of substantial managerial resources. For the years ended December 31, 2013, 2012, and 2011, the Company did not incur significant costs in connection with administrative proceedings.
NOTE 15—INCOME TAXES
The following table presents the U.S. and foreign components of consolidated loss before income taxes (in thousands):

	Year Ended December 31,
	2013	2012	2011
(Loss) Income Before Income Taxes:
U.S.	$(11,240)	$(36,248)	$(26,778)
Foreign	(3,926)	(10,301)	22
Loss before income taxes	$(15,166)	$(46,549)	$(26,756)

The following table presents the (benefit) provision for income taxes (in thousands):

	Year Ended December 31,
	2013	2012	2011
Provision (Benefit) For Income Taxes:
Current:
Federal	$—	$(28)	$—
State	(383)	568	106
Foreign	2,652	1,104	1,038
Subtotal	2,269	1,644	1,144
Deferred:
Federal	$(268)	(35,329)	$—
State	(21)	(1,811)	—
Foreign	(819)	(357)	261
Subtotal	(1,108)	(37,497)	261
Income tax provision (benefit)	$1,161	$(35,853)	$1,405

The difference between the provision (benefit) for income taxes and the amount computed by applying the federal statutory income tax rate (35%) to loss before taxes from continuing operations is explained as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Tax at federal statutory rate	$(5,308)	$(16,292)	$(9,364)
State taxes, net	(1,289)	(1,136)	(1,740)
Non-deductible stock compensation	327	3,470	453
Non-deductible acquisition costs	—	410	878
Foreign rate differential	3,245	4,353	1,274
Research credits	(930)	—	(692)
Change in valuation allowance	4,961	(26,795)	10,461
Other	155	137	135
Income tax (benefit) provision	$1,161	$(35,853)	$1,405

During the year ended December 31, 2013, the Company recognized a reduction in the valuation allowance recorded against the Company's net deferred tax assets of approximately $0.3 million. The reduction was related to net deferred tax liabilities recorded for unrealized gains reflected as other comprehensive income. In accordance with U.S. GAAP intraperiod tax allocation provisions, this reduction is reported as an element of deferred income tax expense (benefit) attributable to continuing operations. During the year ended December 31, 2012, the Company recognized a reduction in the valuation allowance recorded against the Company's net deferred tax assets of $37.1 million. The reduction was related to net deferred tax liabilities recognized for the difference between the fair value and carrying basis of certain tangible and intangible assets obtained as part of the Acquisition, which can be used as a source of income to support realization of certain domestic deferred tax assets. Under US GAAP, changes in an acquirer's valuation allowances that stem from a business combination should be recognized as an element of the acquirer's deferred income tax expense (benefit) in the reporting period that includes the business combination. There was no change to the valuation allowance recorded as deferred income tax expense (benefit) during the year ended December 31, 2011.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's assets and liabilities are as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$65,830	$75,622
Tax credit carryforwards	54,887	50,704
Deferred revenue	1,434	1,537
Capitalized research and development costs	315	394
Intangibles	19,254	21,175
Share-based compensation	5,232	5,808
Accrued compensation	3,441	1,775
Accrued warranty	612	446
Inventory reserves	6,835	5,664
Reserves and other	11,150	13,216
Depreciation and amortization	5,958	6,731
Other, net	7,518	6,069
Total deferred tax assets	182,466	189,141
Valuation allowance for deferred tax assets	(135,697)	(130,979)
Net deferred tax assets	46,769	58,162
Net deferred tax liabilities:
Acquired intangible assets	(39,836)	(45,397)
Acquired tangible assets	(1,993)	(7,701)
Cancellation of debt	(9,654)	(9,669)
Foreign earnings	(2,923)	(3,282)
Other, net	(1,378)	(1,296)
Total deferred tax liabilities	(55,784)	(67,345)
Net deferred tax (liabilities) assets	$(9,015)	$(9,183)

As of December 31, 2013, the Company had total U.S. net operating loss carryforwards of $291.4 million, comprised of $186.3 million for U.S. federal purposes, which expire in the years 2021 through 2032 if not utilized, and $105.2 million for state purposes, the majority of which expire in the years 2014 through 2032 if not utilized.
Additionally, the Company had federal research and development tax credit carryforwards of approximately $25.2 million, which expire in the years 2017 through 2033 if not utilized. The Company also has state research and development tax credit carryforwards and other various tax credit carryforwards of approximately $41.0 million. Substantially all of the state tax credits can be carried forward indefinitely. Certain of the net operating loss and tax credit carryforwards are subject to annual limitations due to the ownership change provision under the Internal Revenue Code Section 382 and similar state provisions. The limitations will not result in significant expirations of the net operating loss carryforwards before utilization.
As of December 31, 2013, the Company has recorded a full valuation allowance against all U.S. and certain foreign deferred tax assets. The valuation allowance increase of $4.7 million from $131.0 million in 2012 to $135.7 million in 2013 is primarily attributable to the decrease in deferred tax liabilities associated with amortization of certain tangible and intangible assets acquired in the Acquisition, and research and development tax credit carryforwards generated subsequent to the extension of the federal research and development credit in 2013. Approximately $26.2 million of the valuation allowance as of December 31, 2013, is attributable to the income tax benefits of share-based compensation, the benefit of which will be credited to stockholders' equity when, and if, realized. The valuation allowance decrease of $23.1 million from $154.1 million in 2011 to $131.0 million in 2012 was primarily attributable to the reduction in valuation allowance recorded against the Company's net deferred tax assets of $37.1 million as part of the Acquisition, partially offset by U.S. losses which was recorded as a tax benefit through the income statement.
Not included in the deferred tax assets as of December 31, 2013 is approximately $5.3 million of tax benefits related to share-based compensation. When, and if, realized the tax benefit of these assets will be accounted for as a credit to stockholders' equity, rather than a reduction of the income tax provision.
Of the total tax benefits realized from the share-based compensation, nominal amounts were recorded to stockholders' equity for the years ended December 31, 2013 and 2012, respectively.

The Company provides for U.S. income tax on the earnings of foreign subsidiaries unless the earnings are considered indefinitely reinvested outside the U.S. As of December 31, 2013, the Company has approximately $1.0 million of previously untaxed earnings from its foreign subsidiaries which were not indefinitely reinvested outside the U.S. The potential federal and state taxes on these repatriations is nominal.
A portion of the Company's operations in Singapore operate under various tax holidays and tax incentive programs, which expire in whole or in part at various dates through 2017. There was a minimal net impact of these tax holidays and tax incentive programs for the year ended December 31, 2013.
The following table presents the Company's total amount of gross unrecognized tax benefits (in thousands):

	2013	2012
Unrecognized tax benefits, beginning of year	$20,413	$16,480
Gross increases - tax positions in prior period	2,003	3,027
Gross decreases - tax positions in prior period	(762)	(376)
Gross increases - current period tax positions	718	1,282
Unrecognized tax benefits, end of year	$22,372	$20,413

If recognized, the amount of unrecognized tax benefits that would impact income tax expense is approximately $5.6 million. The Company classifies interest and penalties related to tax positions as components of income tax expense. For the year ended December 31, 2013, the amount of accrued interest and penalties related to tax uncertainties was approximately $0.1 million for a total cumulative amount included in non-current income taxes payable of approximately $1.1 million as of December 31, 2013. The Company is currently under examination by the IRS for the years 2009 through 2012. The Company is also under examination by the state of California for the years 2006 through 2009. Given the potential outcome of current examinations, it is reasonably possible that the amount of unrecognized tax benefits, the tax reserves for tax contingencies, could change in the next 12 months as a result, with an estimated range from zero to approximately $2.0 million.
The Company files U.S. federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The Company's major tax jurisdictions are the U.S. federal, California, Singapore, the United Kingdom and Austria. The federal and California statute of limitations on assessments remain open for substantially all tax years. The major foreign jurisdictions remain open for primarily tax years 2007 through 2013.
NOTE 16—SEGMENT AND GEOGRAPHIC INFORMATION
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
Affymetrix Core is divided into four business units: Expression, Genetic Analysis and Clinical Applications, Life Science Reagents and Corporate. The reorganization into business units represented a fundamental change for the Company. The Expression business unit develops and markets the Company's gene expression products and services. The Genetic Analysis and Clinical Applications business unit markets the Company's genotyping platform and cytogenetics products. The Life Science Reagents business unit sells reagents, enzymes, purification kits and biochemicals used by life science researchers. The Corporate business unit is comprised primarily of incidental revenue from royalty arrangements, and field revenue from services provided to customers by the Company. The Company has concluded that its manufacturing operations are based on platforms that are used to produce various products that serve multiple applications and markets. Additionally, the business units share research, development and common corporate services that provide capital, infrastructure and functional support. Based on the facts and circumstances, the Company concluded that the four business units represent one reportable operating segment, Affymetrix Core.
The Company's other reportable operating segment, eBioscience, was acquired in the second quarter of 2012 and is operated as a separate business unit in order to minimize or avoid any disruption of services, while taking advantage of immediate opportunities to create efficiencies. eBioscience specializes in the development, manufacturing, marketing and distribution of research products in the areas of flow cytometry, immunoassays, microscopic imaging and other protein-based analyses. The Acquisition allows the Company to expand addressable markets and continue to diversify the business beyond genomics discovery into cell and protein analysis.
The Company evaluates the performance of its reportable operating segments based on revenue and income (loss) from operations. Revenue is allocated to each business unit based on product codes. The eBioscience business is operated on a stand-alone basis.
The following table shows revenue and income (loss) from operations by reportable operating segment for the years ended December 31, 2013, 2012, or 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Revenue (a):
Affymetrix Core	$252,164	$258,612	$267,474
eBioscience	78,235	37,011	—
Totals	$330,399	$295,623	$267,474
Income (loss) from operations (a):
Affymetrix Core	$528	$(30,299)	$(16,641)
eBioscience	(13,080)	(8,792)	—
Totals	$(12,552)	$(39,091)	$(16,641)

The Company reported total revenue by region as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Customer location:
United States	$202,323	$171,176	$142,508
Europe	80,844	71,526	76,286
Japan	15,511	21,039	19,989
Other	31,721	31,882	28,691
Total	$330,399	$295,623	$267,474

There were no customers representing 10% or more of total revenue in 2013, 2012 or 2011.
The Company's long-lived assets other than purchased intangible assets, which the Company does not allocate to specific geographic locations as it is impracticable to do so, are composed principally of net property and equipment.
Net property and equipment, classified by major geographic areas in which the Company operates was as follows (in thousands):

	Year Ended December 31,
	2013	2012
Net property and equipment:
United States	$13,829	$22,203
Singapore	3,218	4,260
Europe	1,319	1,770
Other countries	305	430
Total	$18,671	$28,663

NOTE 17—DEFINED‑CONTRIBUTION SAVINGS PLANS
The Company maintains a defined‑contribution savings plan which is qualified under Section 401(k) of the Internal Revenue Code. The plan covers substantially all full-time U.S. employees. Participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Company's expense associated with matching employee contributions, including eBioscience, for the years ended December 31, 2013, 2012 and 2011 totaled $2.8 million, $3.0 million and $3.0 million, respectively. Company contributions to employees vest ratably over four years.
NOTE 18—RELATED PARTY TRANSACTIONS
In December 2011, the Company entered into an agreement under which it assigned one patent application and related know-how to Cellular Research, Inc. ("Cellular Research"), a company founded by the Company's Chairman, Dr. Stephen P.A. Fodor. Dr. Fodor also owns a majority of the shares of Cellular Research. Pursuant to the agreement, Cellular Research shall pay single digit royalties to Affymetrix on sales of products covered by the assigned technology, and starting in December 2015, an annual minimum fee of $100,000. Affymetrix shall also have a right of first refusal to collaborate with Cellular Research for the development of certain new products and to supply arrays to Cellular Research under certain terms and conditions. As of December 31, 2013, no significant royalties have been earned under this agreement.
NOTE 19—RESTRUCTURING
In late 2012, the Company initiated a cost reduction action that included workforce. In January 2013, approximately 100 employees were notified of their involuntary termination. The total restructuring charge associated with the plan was $6.3 million, substantially all of which is compensation and benefits afforded to terminated employees. The restructuring charges were recognized during the year ended December 31, 2013 in Restructuring expenses except for $1.8 million that related to employees who were notified prior to December 31, 2012, and for which the expense was accrued and recognized in the accompanying Consolidated Financial Statements for the year ended December 31, 2012.
NOTE 20—UNAUDITED QUARTERLY FINANCIAL INFORMATION

	2013				2012
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter (1)	First Quarter

	(in thousands, except per share amounts)
Total revenue	$92,636	$80,354	$79,464	$77,945	$84,349	$79,624	$66,403	$65,247
Total cost of goods sold	37,613	36,515	37,293	37,940	39,171	37,938	27,682	27,344
Net (loss) income	9,373	(4,156)	(6,107)	(15,437)	(12,269)	(17,859)	23,649	(4,217)
Basic net (loss) income per common share	0.13	(0.06)	(0.09)	(0.22)	(0.17)	(0.25)	0.34	(0.06)
Diluted net (loss) income per common share	0.11	(0.06)	(0.09)	(0.22)	(0.17)	(0.25)	0.33	(0.06)
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
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) ("COSO"). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.
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
The effectiveness of our internal control over financial reporting as of December 31, 2013, has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report which is included as follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Affymetrix, Inc.
We have audited Affymetrix, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the "COSO criteria"). Affymetrix, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Affymetrix, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Affymetrix, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013 of Affymetrix, Inc. and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California
March 3, 2014

ITEM 9B.  OTHER INFORMATION
None.
PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our directors and executive officers is incorporated by reference to the sections of the Company's proxy statement for the 2014 Annual Meeting of Stockholders (the "Proxy Statement") entitled "Election of Directors" and "Management."
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

AFFYMETRIX, INC.
Schedule II—Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Period	Additions Charged to Operations or Other Accounts	Write-offs, net of recoveries	Balance at End of Period
Allowance for Doubtful Accounts:

Year Ended December 31, 2013	$691	$142	$(232)	$601

Year Ended December 31, 2012 (1)	$496	$590	$(395)	$691

Year Ended December 31, 2011	$949	$(282)	$(171)	$496

(1)	Activity in 2012 includes the addition of eBioscience since the Acquisition Date

SIGNATURES
Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Affymetrix, Inc. (Registrant)

March 3, 2014	By:	/s/ Frank Witney
Frank Witney DIRECTOR, PRESIDENT AND CHIEF EXECUTIVE OFFICER
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Each individual whose signature appears below constitutes and appoints Frank Witney, Gavin H.J. Wood, and Siang H. Chin and each of them singly, his or her true and lawful attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, hereby ratifies and confirms all that said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue thereof.

	Name	Title	Date
By:	/s/ Frank Witney	Director, President and Chief Executive Officer	March 3, 2014
	Frank Witney	(Principal Executive Officer)

By:	/s/ Gavin Wood	Executive Vice President and Chief Financial	March 3, 2014
	Gavin H.J. Wood	Officer (Principal Financial and Accounting Officer)

By:	/s/ Stephen P.A. Fodor, Ph.D.	Founder and Chairman of the Board	March 3, 2014
Stephen P.A. Fodor, Ph.D.

By:	/s/ Nelson C. Chan	Director	March 3, 2014
Nelson C. Chan

By:	/s/ Gary S. Guthart, Ph.D.	Director	March 3, 2014
Gary S. Guthart, Ph.D.

By:	/s/ Jami Dover Nachtsheim	Director	March 3, 2014
Jami Dover Nachtsheim

By:	/s/ Robert H. Trice, Ph.D.	Director	March 3, 2014
Robert H. Trice, Ph.D.

By:	/s/ Robert P. Wayman	Director	March 3, 2014
Robert P. Wayman

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
2.1(1)	Agreement and Plan of Merger by and among Panomics, Inc., the Company, Panda Acquisition Corporation and the Equityholders' Representative dated as of November 11, 2008.
2.2(2)	Agreement and Plan of Merger dated as of November 29, 2011 among the Company, eBioscience Holding Company, Inc., Excalibur Acquisition Sub, Inc. and the Securityholders' Representative.
2.3(3)	Amended and Restated Agreement and Plan of Merger dated as of May 3, 2012 among the Company, eBioscience Holding Company, Inc., Excalibur Acquisition Sub, Inc. and the Securityholders' Representative.
3.1(4)	Restated Certificate of Incorporation.
3.2(5)	Amended and Restated Bylaws.
4.1(6)	Indenture dated as of June 25, 2012 by and between the Company and The Bank of New York Mellon Trust Company, N.A. as Trustee.
4.2(6)	First Supplemental Indenture dated as of June 25, 2012 by and between the Company and The Bank of New York Mellon Trust Company, N.A. as Trustee.
4.3(6)	Form of 4.00% Convertible Senior Note Due 2019 (included in Exhibit 4.2).
10.1(7)‡	1996 Nonemployee Directors Stock Option Plan.
10.2(8)‡	1998 Stock Incentive Plan.
10.3(9)‡	Amendment No. 1 to the 1996 Nonemployee Directors Stock Option Plan of the Company.
10.4(10)‡	Amended and Restated 1996 Non-Employee Directors Stock Plan.
10.5(11)‡	Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan, as adopted effective March 9, 2000 and amended through May 14, 2010.
10.6(12)‡	Form of Non-Qualified Stock Option Agreement under the Affymetrix, Inc. Amended and Restated 1996 Non-Employee Directors Stock Plan.
10.7(24)‡	Form of Stock Option Agreement under the Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan.
10.8(24)‡	Form of Restricted Stock Unit Agreement under the Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan.
10.9(13)‡	First Amendment to Affymetrix, Inc. 1998 Stock Incentive Plan.
10.10(24)‡	Form of Performance Based Restricted Stock Unit Grant Notice and Agreement under the Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan
10.11(14)‡	2011 Employee Stock Purchase Plan.
10.12(15)‡	2012 Inducement Plan.
10.13(16)	Lease between Sobrato Interests and the Company dated June 12, 1996 (3380 Central Expressway, Santa Clara, CA).
10.14(17)	Fifth Amendment to Lease between Sobrato Interests and the Company dated July 3, 2002 (3380 Central Expressway, Santa Clara, CA).
10.15(18)	Sixth Amendment to Lease between SI 34, LLC, as successor in interest to Sobrato Interests, and the Company dated July 11, 2011 (3380 Central Expressway, Santa Clara, CA).
10.16(16)	Lease between Sobrato Interests and the Company dated May 31, 1996 (3450 Central Expressway, Santa Clara, CA).
10.17(17)	First Amendment to Lease between Sobrato Interests and the Company dated July 3, 2002 (3450 Central Expressway, Santa Clara, CA).
10.18(18)	Second Amendment to Lease between SI 34, LLC, as successor in interest to Sobrato Interests, and the Company dated July 11, 2011 (3450 Central Expressway, Santa Clara, CA).
10.19(19)	Lease between Sobrato Interests and the Company dated July 3, 2002 (3420 Central Expressway, Santa Clara, CA).
10.20(19)	First Amendment to Lease between Sobrato Interests and the Company dated September 30, 2003 (3420 Central Expressway, Santa Clara, CA).
10.21(18)	Second Amendment to Lease between SI 34, LLC, as successor in interest to Sobrato Interests, and the Company dated July 11, 2011 (3420 Central Expressway, Santa Clara, CA).

10.22(20)	Lease between Keppel Logistics Pte Ltd. and Affymetrix Pte Ltd. dated as of January 1, 2006 (7 Gul Circle, Singapore 629363).
10.23(21)	Addendum to Lease Agreement between Keppel Logistics Pte Ltd. and Affymetrix Pte Ltd. dated June 1, 2010 (7 Gul Circle, Singapore 629363).

10.24(22)	Lease Agreement between SBP Limited Partnership and the Company dated August 10, 2008 (26309 Miles Road, Warrensville Heights, OH).
10.25(22)	First Amendment and Lease Expansion Agreement between SBP Limited Partnership and the Company dated May 20, 2009 (26309 Miles Road, Warrensville Heights, OH).
10.26(22)	Lease Agreement between OTR, acting as the duly authorized nominee of The State Teacher Retirement System of Ohio and Anatrace, Inc. dated February 14, 2001 (434 Dussel Drive, Maumee, OH).
10.27(22)	Assignment and Assumption of Lease between Anatrace, Inc. and USB Acquisition dated April 30, 2005 (434 Dussel Drive, Maumee, OH).
10.28(23)	Lease Agreement between the Company and Miles/Commerce Ltd. dated April 1, 2010 (26101 Miles Road, Warrensville Heights, OH).
10.29(23)	Lease Agreement between the Company and 26111 Miles Road Ltd. dated April 1, 2010 (26111 Miles Road, Warrensville Heights, OH).
10.30(24)	Sublease Agreement between eBioscience, Inc. and STMicroelectronics, Inc. dated as of January 11, 2013 (4690 Executive Drive, San Diego, CA).
10.31(24)	Office Lease by and between eBioscience, Inc. and Kilroy Realty, L.P., dated as of January 9, 2013 (4690 Executive Drive, San Diego, CA).
10.32(24)
Sublease by and between and eBioscience, Inc. and Ligand Pharmaceuticals Incorporated dated as of December 6, 2007 (10255 Science Center Drive). (Attached as Annex A: Lease by and between Chevon/Nexus Partnership (Lot 13) and Ligand Pharmaceuticals, Inc. dated as of July 6, 1994).

10.33(24)
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

10.34(25)‡	Offer Letter from the Company to John F. (Rick) Runkel dated October 6, 2008.
10.35(22)‡	Offer Letter from the Company to Andrew J. Last, Ph.D. dated November 2, 2009.
10.36(23)‡	Offer Letter from the Company to Timothy C. Barabe dated March 9, 2010.
10.37(26)‡	Offer Letter from the Company to Frank Witney, Ph.D. dated May 26, 2011.
10.38(27)‡	Offer Letter from the Company to David Weber dated December 2, 2011.
10.39(27)‡	Consulting Agreement between the Company and John F. Runkel, Jr. dated March 22, 2013.
10.40(27)‡	Separation Agreement between the Company and John F. Runkel Jr. dated March 29, 2013.
10.41(28)‡	Offer Letter from the Company to Gavin Wood dated May 20, 2013.
10.42(28)‡	Separation Agreement between the Company and Timothy C. Barabe dated June 28, 2013.
10.43(8)‡	Form of Officer and Director Indemnification Agreement.
10.44(29)‡	Affymetrix, Inc. Change of Control Plan, as amended through May 14, 2010.
10.45(30)‡	Executive Severance Policy (Amended as of May 11, 2012).
10.46(31)	Settlement and Release Agreement dated January 9, 2008 between the Company and Illumina, Inc.
10.47(32)	Stipulation of Settlement regarding the Affymetrix Derivative Litigation in the United States District Court, Northern District of California.
10.48(33)	Letter Agreement dated as of January 21, 2012 between the Company and Tang Capital Partners, LP.
10.49(6)
Credit Agreement dated as of June 25, 2012 by and among the Company and its subsidiaries, General Electric Capital Corporation, Silicon Valley Bank and the other financial institutions and their securities affiliates party thereto.

10.50(24)	First Amendment to Credit Agreement dated as of July 20, 2012.
10.51(24)	Second Amendment to Credit Agreement dated as of December 5, 2012.
10.52(27)	Third Amendment to Credit Agreement dated April 8, 2013.
10.53(34)	Fourth Amendment to Credit Agreement dated October 17, 2013.

12	Statement regarding computation of Consolidated Ratio of Earnings to Fixed Charges.
21	List of Subsidiaries.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema Document
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Registrant's Annual Report on Form 10-K as filed on March 2, 2009 (File No. 000-28218).

(2)	Incorporated by reference to Registrant's Annual Report on Form 10-K as filed on February 28, 2012 (File No. 000-28218).

(3)	Incorporated by reference to Registrant's Current Report on Form 8-K as filed on May 31, 2012 (File No. 000-28218).

(4)	Incorporated by reference to Registrant's Current Report on Form 8-K as filed on June 13, 2000 (File No. 000-28218).

(5)	Incorporated by reference to Registrant's Quarterly Report on Form 10-Q as filed on August 7, 2009 (File No. 000-28218).

(6)	Incorporated by reference to Registrant's Current Report on Form 8-K as filed on June 25, 2012 (File No. 000-28218).

(7)	Incorporated by reference to Registrant's Registration Statement on Form S-1 (File No. 333-3648), as amended.

(8)	Incorporated by reference to Registrant's Annual Report on Form 10-K as filed on March 31, 1999 (File No. 000-28218).

(9)	Incorporated by reference to Registrant's Registration Statement on Form S-3 as filed on July 12, 1999 (File No. 333-82685), as amended.

(10)	Incorporated by reference to Registrant's Quarterly Report on Form 10-Q as filed on May 15, 2001 (File No. 000-28218).

(11)	Incorporated by reference to Registrant's Registration Statement on Form S-8 as filed on May 17, 2010 (File No. 333-166894).

(12)	Incorporated by reference to Registrant's Quarterly Report on Form 10-Q as filed on November 9, 2004 (File No. 000-28218).

(13)	Incorporated by reference to Registrant's Registration Statement on Form S-8 as filed on April 18, 2001 (File No. 333-59158).

(14)	Incorporated by reference to Registrant's Registration Statement on Form S-8 as filed on September 1, 2011 (File No. 333-176638).

(15)	Incorporated by reference to Registrant's Registration Statement on Form S-8 as filed on June 29, 2012 (File No. 333-182456).

(16)	Incorporated by reference to Registrant's Quarterly Report on Form 10-Q as filed on August 14, 1996 (File No. 000-28218).

(17)	Incorporated by reference to Registrant's Annual Report on Form 10-K as filed on March 16, 2005 (File No. 000-28218).

(18)	Incorporated by reference to Registrant's Current Report on Form 8-K as filed on July 15, 2011 (File No. 000-28218).

(19)	Incorporated by reference to Registrant's Annual Report on Form 10-K as filed on March 15, 2004 (File No. 000-28218).

(20)	Incorporated by reference to Registrant's Annual Report on Form 10-K as filed on March 9, 2006 (File No. 000-28218).

(21)	Incorporated by reference to Registrant's Annual Report on Form 10-K as filed on February 28, 2011 (File No. 000-28218).

(22)	Incorporated by reference to Registrant's Annual Report on Form 10-K as filed on March 1, 2010 (File No. 000-28218).

(23)	Incorporated by reference to Registrant's Quarterly Report on Form 10-Q as filed on May 6, 2010 (File No. 000-28218).

(24)	Incorporated by reference to Registrant's Annual Report on Form 10-K as filed on March 4, 2013 (File No. 000-28218).

(25)	Incorporated by reference to Registrant's Quarterly Report on Form 10-Q as filed on November 7, 2008 (File No. 000-28218).

(26)	Incorporated by reference to Registrant's Current Report on Form 8-K/A as filed on August 4, 2011 (File No. 000-28218).

(27)	Incorporated by reference to Registrant's Quarterly Report on Form 10-Q as filed on May 1, 2013 (File No. 000-28218).

(28)	Incorporated by reference to Registrant's Quarterly Report on Form 10-Q as filed on August 6, 2013 (File No. 000-28218)

(29)	Incorporated by reference to Registrant's Current Report on Form 8-K as filed on May 18, 2010 (File No. 000-28218).

(30)	Incorporated by reference to Registrant's Quarterly Report on Form 10-Q as filed on August 9, 2012 (File No. 000-28218).

(31)	Incorporated by reference to Registrant's Annual Report on Form 10-K as filed on February 29, 2008 (File No. 000-28218).

(32)	Incorporated by reference to Registrant's Current Report on Form 8-K as filed on May 20, 2009 (File No. 000-28218).

(33)	Incorporated by reference to Registrant's Schedule TO as filed on February 3, 2012 (File No. 005-48829).

(34)	Incorporated by reference to Registrant's Current Report on Form 8-K as filed on October 21, 2013 (File No. 000-28218).

‡	Management contract, compensatory plan, contract or arrangement