Form 10-Q
period 2014-03-31
AFFYMETRIX INC
filed 2014-05-05
CIK 913077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

COMMON SHARES OUTSTANDING ON APRIL 30, 2014: 72,747,890

AFFYMETRIX, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AFFYMETRIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2014	December 31, 2013
	(Unaudited)	(Note 1)
ASSETS:
Current assets:
Cash and cash equivalents	$57,706	$57,128
Accounts receivable, net	50,826	50,862
Inventories—short-term portion	57,506	58,059
Deferred tax assets—short-term portion	1,222	767
Prepaid expenses and other current assets	6,882	8,920
Total current assets	174,142	175,736
Property and equipment, net	16,969	18,671
Inventories—long-term portion	5,865	5,972
Goodwill	161,548	161,595
Intangible assets, net	125,530	131,108
Deferred tax assets—long-term portion	363	355
Other long-term assets	12,701	11,074
Total assets	$497,118	$504,511

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued liabilities	$49,321	$45,534
Current portion of long-term debt	12,800	12,750
Deferred revenue—short-term portion	16,283	18,660
Total current liabilities	78,404	76,944
Deferred revenue—long-term portion	2,676	2,824
Convertible notes	105,000	105,000
Term loan—long-term portion	23,450	26,700
Other long-term liabilities	21,419	21,496
Total liabilities	230,949	232,964
Stockholders’ equity:
Common stock	727	723
Additional paid-in capital	771,474	768,149
Accumulated other comprehensive income	10,159	8,392
Accumulated deficit	(516,191)	(505,717)
Total stockholders’ equity	266,169	271,547
Total liabilities and stockholders’ equity	$497,118	$504,511
See accompanying Notes to the Condensed Consolidated Financial Statements

AFFYMETRIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
REVENUE:
Product sales	$73,695	$71,557
Services and other	9,276	6,388
Total revenue	82,971	77,945
COSTS AND EXPENSES:
Cost of product sales	29,512	34,433
Cost of services and other	6,904	3,507
Research and development	11,635	12,248
Selling, general and administrative	38,562	35,121
Litigation settlement	5,100	—
Restructuring charges	—	4,842
Total costs and expenses	91,713	90,151
Loss from operations	(8,742)	(12,206)
Interest income and other, net	293	342
Interest expense	1,753	2,898
Loss before income taxes	(10,202)	(14,762)
Income tax provision	272	675
Net loss	$(10,474)	$(15,437)

Basic and diluted net loss per common share	$(0.14)	$(0.22)

Shares used in computing basic and diluted net loss per common share	72,498	70,919
See accompanying Notes to the Condensed Consolidated Financial Statements

AFFYMETRIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net loss	$(10,474)	$(15,437)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	151	(3,125)
Unrealized change in available-for-sale and non-marketable securities	1,319	(275)
Unrealized change in cash flow hedges	297	1,086
Net change in other comprehensive (loss) income, net of tax	1,767	(2,314)
Comprehensive loss	$(8,707)	$(17,751)
See accompanying Notes to the Condensed Consolidated Financial Statements

AFFYMETRIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,474)	$(15,437)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,712	10,316
Amortization of inventory step-up in fair value	2,896	4,589
Share-based compensation	3,145	1,835
Deferred tax, net	(284)	1,470
Other non-cash transactions	149	(490)
Changes in operating assets and liabilities:
Accounts receivable, net	130	1,164
Inventories	(2,456)	(3,728)
Prepaid expenses and other assets	2,191	1,027
Accounts payable and accrued liabilities	3,205	908
Deferred revenue	(2,527)	11,035
Other long-term liabilities	(82)	(1,320)
Net cash provided by operating activities	4,605	11,369
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available-for-sale securities	—	9,364
Proceeds on sale of fixed assets	106	—
Capital expenditures	(1,111)	(1,104)
Purchase of non-marketable investment	—	(200)
Purchase of technology rights	—	(335)
Net cash (used in) provided by investing activities	(1,005)	7,725
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	184	52
Payments of term loan	(3,250)	(3,188)
Repurchase of 3.50% senior convertible notes	—	(3,855)
Net cash used in financing activities	(3,066)	(6,991)
Effect of exchange rate changes on cash and cash equivalents	44	(278)
Net increase in cash and cash equivalents	578	11,825
Cash and cash equivalents at beginning of period	57,128	25,671
Cash and cash equivalents at end of period	$57,706	$37,496
See accompanying Notes to the Condensed Consolidated Financial Statements

AFFYMETRIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(UNAUDITED)
NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of Affymetrix, Inc. and its wholly-owned subsidiaries (“Affymetrix” or the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments, consisting of normal recurring entries, considered necessary for a fair presentation have been included.

Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited financial statements should be read in conjunction with the Company's audited financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, from which the balance sheet information as of that date and as included herein was derived.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

There have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net loss and other comprehensive income (loss) (“OCI”). OCI includes foreign currency translation adjustments, unrealized gains and losses on the Company's non-marketable securities that are excluded from net loss and unrealized gains and losses on cash flow hedges. Total comprehensive loss has been disclosed in the Company's Condensed Consolidated Statements of Comprehensive Loss.

The following table summarizes the amounts reclassified out of accumulated other comprehensive income, net of tax, for the three months ended March 31, 2014 (in thousands):

	December 31, 2013	(Decrease)/ Increase		Reclassification Adjustments	March 31, 2014
Foreign currency translation adjustment	$7,784	$151		$—	$7,935
Unrealized change in non-marketable securities	1,373	1,319	(1)	—	2,692
Unrealized change in cash flow hedges	(765)	750		(453)	(468)
Total accumulated other comprehensive income, net of tax	$8,392	$2,220		$(453)	$10,159

(1) Amounts of income tax expense or benefit allocated to each component of other comprehensive income, including reclassification adjustments, were not material except for the increase in unrealized gain in non-marketable securities that is net of a $0.8 million income tax expense.

NOTE 2—FAIR VALUE MEASUREMENTS

Derivative financial instruments

The following table represents the Company's fair value hierarchy for its derivative financial instruments, which are measured at fair value on a recurring basis utilizing Level 2 inputs as determined based on review of third-party sources (in thousands):

	March 31, 2014	December 31, 2013
Assets:
Derivative assets	$66	$185
Liabilities:
Derivatives liabilities	$537	$938

The fair value of the Company's derivative assets and liabilities is determined based on the estimated consideration the Company would pay or receive to terminate these agreements on the reporting date. The derivative assets and liabilities are located in Prepaid expenses and other current assets and Accounts Payable and accrued expenses, respectively, in the accompanying Condensed Consolidated Balance Sheets.

Non-Marketable Securities

As of March 31, 2014 and December 31, 2013, the carrying amounts of the Company's non-marketable securities, totaling $6.5 million and $4.4 million, respectively, which the Company believes approximated their fair values at those dates. These non-marketable securities consist of an investment in a limited partnership investment fund that invests in companies in the life science industry and are located in the United States. The investments were initially valued at purchase price and subsequently on the basis of inputs that market participants would use in pricing such investments. The portfolio of investments includes Level 1 publicly-traded equity securities and Level 3 equity securities and notes.

During the year ended December 31, 2013, other-than-temporary impairment charges of $0.5 million were recorded on the Company's non-marketable securities. There were no other-than-temporary impairment during the three months ended March 31, 2014. Net investment losses are included in Interest income and other, net in the accompanying Consolidated Statements of Operations. Depending on market conditions, the Company may incur additional charges on this investment in the future.

Long-Term Debt Obligations

Long-term debt obligations as discussed in Note 7, "Long-Term Debt Obligations", are not measured at fair value on a recurring basis and are carried at amortized cost. The Company believes the fair values of its Revolving Credit Facility and Term Loan approximate their carrying values, or amortized cost, due to the short-term nature of these obligations and the market rates of interest rates of interest they bear. Such inputs are classified as Level 3 of the fair value hierarchy. The fair value of the Company’s 4.00% Notes is based on quoted market prices as of the respective balance sheet date, and therefore is classified as Level 1 of the fair value hierarchy. As of March 31, 2014, the fair value of the Company’s 4.00% Notes was $153.4 million

NOTE 3—DERIVATIVE FINANCIAL INSTRUMENTS

The Company derives a portion of its revenues in foreign currencies, predominantly in Europe and Japan, as part of its ongoing business operations. In addition, a portion of its assets are held in the foreign currencies of its subsidiaries. The Company enters into foreign currency forward contracts to manage a portion of the volatility related to transactions that are denominated in foreign currencies. The Company’s foreign currency forward contracts are entered into for periods consistent with the related underlying exposures and do not constitute positions that are independent of those exposures. The Company’s accounting policies for these instruments are based on whether the instruments are classified as designated or non-designated hedging instruments. The Company records all derivatives on the accompanying Condensed Consolidated Balance Sheets at fair value. The effective portions of designated cash flow hedges are recorded in OCI until the hedged item is recognized in operations. As of March 31, 2014, the Company’s existing foreign currency forward exchange contracts mature within 12 months. The deferred amount related to the Company’s derivatives recorded in OCI at March 31, 2014, and expected to be recognized into earnings over the next 12 months is a net loss of $0.5 million. Derivatives that are not designated as hedging instruments and the ineffective portions of cash flow hedges are adjusted to fair value through operations.

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in associated with such derivative instruments are reclassified immediately into operations through Interest income and other, net on the Condensed Consolidated Statement of Operations. Any subsequent changes in fair value of such derivative instruments are reflected in Interest income and other, net unless they are re-designated as hedges of other transactions. The Company recognized less than $0.1 million related to the loss of hedge designation on cash flow hedges related to the Euro that were deemed ineffective due to lower-than-forecasted revenue from Europe for the three months ended March 31, 2014. No additional hedges are deemed ineffective as of March 31, 2014. During the three months ended March 31, 2013, the Company recognized $0.2 million in net gains in Interest income and other, net, related to the loss of hedge designation on a portion of cash flow hedges related to the Japanese yen that were deemed ineffective due to lower-than-forecasted revenue from Japan.

Under the Credit Agreement as defined in Note 7, "Long-Term Debt Obligations", the Company is required to maintain derivative contracts to protect against fluctuations in interest rates with respect to at least 35% of the aggregate principal amount of the Term Loan then outstanding, with such derivative contracts being required to have at least a three-year term. Accordingly, the Company maintains an interest rate swap (the "Interest Rate Swap") to comply with the requirements of the Credit Agreement. The Interest Rate Swap calls for fixed rate quarterly payments of 0.61% of the notional amount in exchange for a variable rate quarterly receipt equal to a 3-month LIBOR rate. The Interest Rate Swap terminates on June 25, 2015.

The Company did not designate the Interest Rate Swap as a hedging instrument and will recognize adjustments to fair value through Interest income and other, net on the accompanying Condensed Consolidated Statements of Operations at each reporting date. As of March 31, 2014, the fair value of the Interest Rate Swap was less than $0.1 million.

As of March 31, 2014 and December 31, 2013, the total notional values of the Company’s derivative assets and liabilities were as follows (in thousands):

	March 31, 2014	December 31, 2013
Euro	$21,725	$21,990
Japanese Yen	3,988	4,588
British Pound	5,961	5,653
Interest rate swap	10,307	10,307
Total	$41,981	$42,538

Other than the Interest Rate Swap, the Company did not have any derivative assets or liabilities that were not designated or qualifying as hedges as of March 31, 2014 and December 31, 2013.

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

The following table shows the Company’s foreign currency derivative measures at fair value as reflected on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013	Balance Sheet Classification
Derivative assets:
Foreign exchange contracts	$66	$185	Prepaid expenses and other current assets
Derivative liabilities:
Foreign exchange contracts	519	927	Accounts payable and accrued liabilities
Interest rate swap	18	11	Other long-term liabilities

The following table shows the effect, net of tax, of the Company’s derivative instruments on the accompanying Condensed Consolidated Statements of Operations and OCI for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Derivatives in cash flow hedging relationships:
Net (loss) gain recognized in OCI, net of tax (1)	$(297)	$1,086
Net (loss) gain reclassified from accumulated OCI into Revenue, net of tax (2)	(444)	825
Net (loss) gain reclassified from accumulated OCI into Interest income and other, net, net of tax (3)	(10)	158
Net (loss) gain recognized in Interest income and other, net, net of tax (4)	(18)	15
Derivatives not designated as hedging relationships:
Net gain recognized in Interest income and other, net, net of tax (5)	1	143

(1)	Net change in the fair value of the effective portion classified in OCI

(2)	Effective portion classified as Revenue

(3)	Ineffective portion classified as Interest income and other, net

(4)	Amount excluded from effectiveness testing classified as Interest income and other, net

(5)	Classified in Interest income and other, net

NOTE 4—STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION EXPENSE

Share-based Compensation Plans

The Company has a share-based compensation program, most recently, the 2000 Amended and Restated Equity Incentive Plan (the “Plan”), that provides the Board of Directors broad discretion in creating equity incentives for employees, officers, directors and consultants. This program includes incentive and non-qualified stock options and non-vested stock awards (also known as restricted stock) granted under various stock plans. As of March 31, 2014, the Company had approximately 4.0 million shares of common stock reserved for future issuance under share-based compensation plans. New shares are issued as a result of stock option exercises, restricted stock units vesting and restricted stock award grants.

The Company recognized share-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Costs of product sales	$537	$167
Research and development	507	329
Selling, general and administrative	2,101	1,339
Total share-based compensation expense	$3,145	$1,835

As of March 31, 2014, $19.0 million of total unrecognized share-based compensation expense related to non-vested awards is expected to be recognized over the respective vesting terms of each award through 2018. The weighted‑average terms of the unrecognized share-based compensation expense are 2.5 years for stock options and 2.2 years for restricted stock.

Performance-Based Awards

The Company's share-based awards program includes performance-based restricted stock awards ("PRSUs") that vest based upon the achievement of certain performance criteria and a service vesting criteria following the achievement of performance criteria. Performance criteria include various operational criteria of the Company such as revenues, earnings before interest, taxes, depreciation and amortization, product launches, and similar criteria, either on a Company-wide or segment specific basis. The service vesting criteria ranges from six months to four years. The Company recognizes the fair value of these awards to the extent the achievement of the related performance criteria is estimated to be probable. If a performance criteria is subsequently determined to not be probable of achievement, any related expense is reversed in the period such determination is made.

As of March 31, 2014, there were 1,258,100 PRSU's outstanding with an average grant date fair value of $5.89. We expect that it is probable that 893,386 PRSU's will vest and that the related unrecognized stock compensation expense of $3.6 million will be recorded over the next 4 years. Changes in the Company’s assessment of the probability of achievement of performance criteria could have a material effect on the results of operations in future periods. There were no changes in estimate related to the probability of vesting or recognition of expense related to PRSU’s during either of the periods ended March 31, 2014 or 2013.

For additional information concerning the Company's share-based compensation plans, including performance-based awards programs, see Note 13, "Stockholders' Equity and Share-Based Compensation Expense", to the consolidated financial statements in Part II, Item 8 of the Company's 2013 Annual Report on Form 10-K.

NOTE 5—INVENTORIES

At March 31, 2014 and December 31, 2013, inventories consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Raw materials	$12,259	$11,587
Work-in-process	22,256	22,139
Finished goods	28,856	30,305
Total	$63,371	$64,031

Short-term portion	$57,506	$58,059
Long-term portion	$5,865	$5,972

Inventory at March 31, 2014 includes $1.8 million, net of fair value step-up in basis that was recognized when the Company acquired eBioscience in 2012. Amortization expense related to the fair value step-up during the three months ended March 31, 2014 and 2013 was $2.9 million and $4.6 million, respectively.

NOTE 6—WARRANTIES

The Company provides for anticipated warranty costs at the time the associated product revenue is recognized. Product warranty costs are estimated based upon the Company’s historical experience and the applicable warranty period. The Company periodically reviews the adequacy of its warranty reserve and adjusts, if necessary, the warranty percentage and accrual based on actual experience and estimated costs to be incurred. Information in regards to changes in the Company’s product warranty liability for the three months ended March 31, 2014 is as follows (in thousands):

Balance at December 31, 2013	$1,697
Additions charged to cost of product sales	80
Repairs and replacements	(30)
Balance at March 31, 2014	$1,747

NOTE 7—LONG-TERM DEBT OBLIGATIONS

The following table summarizes the carrying amount of the Company's borrowings (in thousands):

	March 31, 2014	December 31, 2013
Term loan	$29,450	$29,450
Revolving credit facility	6,800	10,000
4.00% Notes	105,000	105,000
Total debt	141,250	144,450
Less: current portion of long-term debt	12,800	12,750
Total long-term debt	$128,450	$131,700

Term Loan and Revolving Credit Facility

On June 25, 2012, in conjunction with the acquisition of eBioscience, the Company entered into a five year $100.0 million Senior Secured Credit Facility credit agreement (the “Credit Agreement”). The Credit Agreement provided for a Term Loan in an aggregate principal amount of $85.0 million and a revolving credit facility in an aggregate principal amount of $15.0 million. In 2012, the Company had borrowed a total of $85.0 million under the Term Loan. Borrowings under the Credit Agreement were subject to approximately 6.5% interest for 2012 and through October 17, 2013.

On October 17, 2013 the Company refinanced its Senior Secured Credit Facility and entered into the Fourth Amendment to Credit Agreement (the "Fourth Amendment"). The Fourth Amendment provides, among other things, for term loans in the aggregate principal amount of $38.0 million and revolving loan commitments in the aggregate principal amount of $10.0 million, each with a term of five years. The Company borrowed a total of $38.0 million under the Term Loan and $10.0 million under the revolving loan upon refinancing.

At the option of the Company (subject to certain limitations), borrowings under the Fourth Amendment bear interest at either a base rate or at the London Interbank Offered Rate (“LIBOR”), plus, in each case, an applicable margin. Under the Base Rate Option, interest will be at the base rate plus, per annum 2.75% through March 31, 2014, and thereafter, 2.5% to 2.75% dependent on the senior leverage ratio then in effect calculated on the basis of the actual number of days elapsed in a in a year of 365 or 366 days (as applicable) and payable quarterly in arrears. The base rate will be equal to the greatest of (a) the rate last quoted by The Wall Street Journal (or another national publication described in the Fourth Amendment) as the U.S. “Prime Rate,” (b) the federal funds rate, plus 0.50% per annum and (c) LIBOR for an interest period of one month, plus 1.00% per annum. Under the LIBOR Option, interest will be determined based on interest periods to be selected by Affymetrix of one, two, three or six months (and, to the extent available to all relevant lenders, nine or 12 years) and will be equal to LIBOR, plus 3.75% through March 31, 2014, and thereafter, 3.50% and 3.75% dependent on the senior leverage ratio then in effect, calculated based on the actual number of days elapsed in a 360-day year. Interest will be paid at the end of each interest period or in the case of interest periods longer than three months, quarterly. In 2013, the Company entered into an interest rate swap agreement as required by the terms of the Fourth Amendment with a third-party lending institution.

Refer to Note 3, "Derivative Financial Instruments", for further information. At March 31, 2014, the applicable interest rate was approximately 4.38%.

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

The Credit Agreement also contains events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-default and cross-acceleration to other indebtedness in excess of specified amounts, monetary judgment defaults in excess of specified amounts, bankruptcy or insolvency, actual or asserted invalidity or impairment of any part of the credit documentation (including the failure of any lien on a material portion of the collateral to remain perfected) and change of ownership or control defaults. In addition, the occurrence of a “fundamental change” under the indenture governing the 4.00% Notes would be an event of default under the Credit Agreement. As of March 31, 2014, the Company was in compliance with the covenants.

The proceeds received on June 25, 2012 from the original Term Loan were net of debt issuance costs of approximately $4.5 million that are being amortized over the 5-year term of the Senior Secured Credit Facility. Following the refinance under the Fourth Amendment, the Company wrote off unamortized debt issuance cost of $2.5 million associated with the original Term Loan, and received proceeds on October 17, 2013 from the new Term Loan and Revolver, net of debt issuance costs of approximately $0.8 million that amortize on the effective interest rate method beginning October 17, 2013.

As of March 31, 2014, the Company had an outstanding principal balance of $36.3 million and incurred $0.5 million in interest expense under the Senior Secured Credit Facility for the three months ended March 31, 2014.

Quarterly, principal payments are due under the Term Loan, which amortizes such that 10% of the outstanding principal is due during the first four years and the remaining 60% is due in the fifth year, including any remaining principal balance and any outstanding revolver balance at such time. The principal amount of unpaid maturities per the Credit Agreement is as follows (in thousands):

2014, remainder thereof	$—
2015	—
2016	2,850
2017	3,800
2018	29,600
Total	$36,250

The Company intends to continue making quarterly payments during 2014 and reclassified $12.8 million as current on the accompanying Condensed Consolidated Balance Sheet as of March 31, 2014.

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

As of March 31, 2014, the outstanding balance on the 4.00% Notes was $105.0 million and interest incurred for the three months ended March 31, 2014 was $1.2 million.

NOTE 8—NET LOSS PER COMMON SHARE

Basic earnings per common share is calculated using the weighted‑average number of common shares outstanding during the period less the weighted‑average shares subject to repurchase. Diluted earnings per common share, if any, gives effect to dilutive common stock subject to repurchase, stock options (calculated based on the treasury stock method), shares purchased under the employee stock purchase plan and convertible debt (calculated using an as-if-converted method).

For the three months ended March 31, 2014 and 2013, diluted net loss per common share is identical to basic net loss per common share due to potentially dilutive securities being excluded from the calculation, as their effect is anti-dilutive. Potentially dilutive securities excluded from diluted net loss per common share on an actual outstanding basis, were as follows (in thousands):

	March 31, 2014
	2014	2013
Employee stock options	5,068	5,994
Employee stock purchase plan	173	—
Restricted stock and restricted stock units	4,419	3,861
Convertible notes	17,857	17,878
Total	27,517	27,733

NOTE 9—LEGAL PROCEEDINGS

The Company has been in the past, and continues to be, a party to litigation, which has consumed, and may continue to consume, substantial financial and managerial resources. The Company could incur substantial costs and divert attention of management and technical personnel in defending against litigation, and any adverse ruling or perception of an adverse ruling could have a material adverse impact on the Company’s stock price. In addition, any adverse ruling could have a material adverse impact on the Company’s cash flows and financial condition. The results of any litigation or any other legal proceedings are uncertain and as of the date of this report, the Company has not accrued any liability with respect to any of the litigation matters listed below:

Enzo Litigation

Southern District of New York Case: On October 28, 2003, Enzo Life Sciences, Inc., a wholly-owned subsidiary of Enzo Biochem, Inc. (collectively "Enzo"), filed a complaint against the Company that is pending in the United States District Court for the Southern District of New York for breach of contract, injunctive relief and declaratory judgment. The Enzo complaint relates to a 1998 distributorship agreement with Enzo under which the Company served as a non-exclusive distributor of certain reagent labeling kits supplied by Enzo.  On November 10, 2003, the Company filed a complaint against Enzo in the United States District Court for the Southern District of New York for declaratory judgment, breach of contract and injunctive relief relating to the 1998 agreement.  On April 22, 2014, the Company entered into a settlement agreement with Enzo with respect to these two lawsuits.  Pursuant to the agreement the Company agreed to pay Enzo $5.1 million and recorded the litigation settlement charge within the results of operations for the three months ended March 31, 2014.  The settlement agreement does not include the Delaware Case described below.

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

Administrative Proceedings

The Company’s intellectual property is subject to a number of significant administrative actions. These proceedings could result in the Company’s patent protection being significantly modified or reduced, and the incurrence of significant costs and the consumption of substantial managerial resources. For the three months ended March 31, 2014, the Company did not incur significant costs in connection with administrative proceedings.

NOTE 10—INCOME TAXES

During the three months ended March 31, 2014, the Company recognized a provision for income taxes of $0.3 million. The provision for income taxes primarily consists of foreign taxes, offset by an income tax benefit of $0.2 million resulting from a reduction in valuation allowance for net deferred tax assets arising from other comprehensive income recorded in accordance with intraperiod tax allocation guidance.

Due to the Company’s history of cumulative operating losses, management concluded that, after considering all the available objective evidence, it is not more likely than not that all the Company’s net deferred tax assets will be realized. Accordingly, all of the Company's U.S. deferred tax assets continue to be subject to a valuation allowance as of March 31, 2014.

For the quarters ended March 31, 2014 and 2013, the total amount of unrecognized tax benefits increased by approximately $0.1 million, respectively. As a result of settlements of ongoing tax examinations and/or expiration of statues of limitations without the assessment of additional income taxes, the amount of unrecognized tax benefits that could be recognized in earnings in the next 12 months could range from zero to approximately $2.0 million.

NOTE 11—SEGMENT INFORMATION

The Company reports segment information on the "management" approach which designates the internal reporting used by management for making decisions and assessing performance as the source of the Company's reportable segments.

The Company has determined that its Chief Executive Officer is the Company's chief operating decision maker ("CODM") as he is responsible for reviewing and approving investments in the Company's technology platforms and manufacturing infrastructure.  The Company is organized in two reportable segments: Affymetrix Core and eBioscience.

Affymetrix Core is divided into four business units, with each business unit having its own marketing groups to better serve customers and respond quickly to the market needs.  Affymetrix Core manufacturing operations are based on platforms that are used to produce various Affymetrix products that serve multiple applications and markets and similar customer and economic characteristics. Additionally, the business units share certain research, development and common corporate services that provide capital, infrastructure and functional support. As such, the Company has concluded that the four business units represent one reportable operating segment. The following describes the four business units that form Affymetrix Core:

•	Expression: This business unit markets the Company's GeneChip® gene expression products and services.

•
Genetic Analysis and Clinical Applications: This business unit markets the Company's rapidly growing genotyping product line including the Axiom® product line, as well as arrays and assays with clinical diagnostic and research applications including the CytoScan® and OncoScan products, and QuantiGene ViewRNA in-situ hybridization platform for clinical translational research of RNA in tissue sections. In addition, the business unit is responsible for development and marketing of the CytoScan Dx product, our recently FDA approved microarray system for post natal diagnostics of children with development delays.

•	Life Science Reagents: This business unit sells reagents, enzymes, purification kits and biochemicals used by life science researchers.

•	Corporate: This business unit is comprised primarily of incidental revenue from royalty arrangements and field revenue from field-services provided to customers of the Company.

eBioscience is operated as a separate business unit with its own manufacturing, research and marketing groups.  This reportable segment specializes in the areas of flow cytometry, immunoassays, microscopic imaging, other protein-based analyses, QuantiGene single and multiplex RNA solution assays (not including the QuantiGeneRNA View in-situ hybridization platform) and Procarta multilex immunoassay product lines.

eBioscience began integrating the development and marketing of the QuantiGene (excluding the QuantiGene ViewRNA in-situ hybridization platform) and Procarta product line during 2013 with full integration in 2014. These products were previously reported by the Expression Business Unit or the Affymetrix Core reportable segment.  Accordingly, segment information for prior periods has been restated to reflect these changes for purposes of comparability.

The Company evaluates the performance of its reportable segments based on revenue and income (loss) from operations. Revenue is allocated to each business unit based on product codes. The eBioscience business is operated on a stand-alone basis.

The following table shows revenue and loss from operations by reportable operating segment for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenue:
Affymetrix Core	$59,447	$55,920
eBioscience	23,524	22,025
Totals	$82,971	$77,945
Loss from operations:
Affymetrix Core	$(7,589)	$(8,054)
eBioscience	(1,153)	(4,152)
Totals	$(8,742)	$(12,206)

NOTE 12—RELATED PARTY TRANSACTIONS

In December 2011, the Company entered into an agreement under which it assigned one patent application and related know-how to Cellular Research, Inc. (“Cellular Research”), a company founded by the Company’s Chairman, Dr. Stephen P.A. Fodor. Dr. Fodor also owns a majority of the shares of Cellular Research. Pursuant to the agreement, Cellular Research shall pay single digit royalties to Affymetrix on sales of products covered by the assigned technology, and starting in December 2015, an annual minimum fee of $100,000. Affymetrix shall also have a right of first refusal to collaborate with Cellular Research for the development of certain new products and to supply arrays to Cellular Research under certain terms and conditions. As of March 31, 2014, no significant royalties had been earned pertaining to this agreement.

NOTE 13—RESTRUCTURING

During the fourth quarter of 2012, the Company initiated a cost reduction action that included downsizing workforce to realign the Company's organization to support its strategy to stabilize its core business and position the Company for growth. Restructuring charges of $4.8 million were recognized during the three months ended March 31, 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 should be read in conjunction with our financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013.

All statements in this quarterly report that are not historical are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act as amended, including statements regarding our strategic initiatives, anticipated cost savings, return to profitability and integration of and synergies related to eBioscience, as well as all other statements regarding our "goals," "expectations," "beliefs," "intentions," "strategies" or the like. Such statements are based on our current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Actual results or business conditions may differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, our capacity to identify and capitalize upon emerging market opportunities; risks relating to our ability to acquire new businesses and technologies and successfully integrate and realize the anticipated strategic benefits and cost savings or other synergies thereof, including our acquisition of eBioscience, in a cost-effective manner while minimizing the disruption to our business; risks that eBioscience’s future performance may not be consistent with its historical performance; risks relating to our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness; risks relating to our ability to develop and successfully commercialize new products and services; uncertainties related to cost and pricing of Affymetrix products; fluctuations in overall capital spending in the academic and biotechnology sectors; changes in government funding policies; our dependence on collaborative partners; the size and structure of our current sales, technology and technical support organizations; uncertainties relating to our suppliers and manufacturing processes; risks relating to our ability to achieve and sustain higher levels of revenue, higher gross margins and reduced operating expenses; uncertainties relating to technological approaches; global credit and financial market conditions; personnel retention; uncertainties relating to the Federal Drug Administration (FDA) and other regulatory approvals; competition; risks relating to intellectual property of others and the uncertainties of patent protection and litigation; volatility of the market price of our common stock; unpredictable fluctuations in quarterly revenues; and the risk factors disclosed under Part I, Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2013. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statements are based, except as required by law.

OVERVIEW

We are a provider of life science and molecular diagnostic products that enable parallel analysis of biological systems at the gene, protein and cell level. We sell our products to genomic research centers, academic institutions, government and private laboratories, as well as pharmaceutical, diagnostic and biotechnology companies. Over 65,000 peer-reviewed papers have been published based on work using our products. We have approximately 1,100 employees worldwide and maintain sales and distribution operations across the United States, Europe, Latin America and Asia.

Reportable Segments

The Company reports segment information on the "management" approach which designates the internal reporting used by management for making decisions and assessing performance as the source of the Company's reportable segments. The Company has determined that its Chief Executive Officer is the Company's chief operating decision maker ("CODM") as he is responsible for reviewing and approving investments in the Company's technology platforms and manufacturing infrastructure. The Company is organized in two reportable segments: Affymetrix Core and eBioscience.

Affymetrix Core is divided into four business units, with each business unit having its own marketing groups to better serve customers and respond quickly to the market needs. Affymetrix Core manufacturing operations are based on platforms that are used to produce various Affymetrix products that serve multiple applications and markets. Additionally, the business units share certain research, development and common corporate services that provide capital, infrastructure and functional support, and have similar customers and economic characteristics. As such, the Company has concluded that the four business units represent one reportable operating segment. The following describes the four business units that form Affymetrix Core:

•	Expression: This business unit markets the Company's GeneChip® gene expression products and services.

•
Genetic Analysis and Clinical Applications: This business unit markets the Company's rapidly growing genotyping product line including the Axiom® product line, as well as arrays and assays with clinical diagnostic and research applications including the CytoScan® Dx and OncoScan products, and QuantiGene ViewRNA in-situ hybridization platform for clinical translational research of RNA in tissue sections. In addition, the business unit is responsible for development and marketing of the CytoScan Dx product, our recently FDA approved microarray system for post natal diagnostics of children with development delays.

•	Life Science Reagents: This business unit sells reagents, enzymes, purification kits and biochemicals used by life science researchers.

•	Corporate: This business unit is comprised primarily of incidental revenue from royalty arrangements and field revenue from field-services provided to customers of the Company.

eBioscience is operated as a separate business unit with its own manufacturing, research and marketing groups. This reportable segment specializes in the areas of flow cytometry, immunoassays, microscopic imaging, other protein-based analyses, QuantiGene single and multiplex RNA solution assays (not including the QuantiGeneRNA View in-situ hybridization platform) and Procarta multiplex immunoassay product lines.

Effective 2014, the Genetic Analysis and Clinical Applications Business Unit market the QuantiGene ViewRNA in-situ hybridization platform for clinical translational research of RNA in tissue sections that was previously part of the Expression Business Unit. In addition, eBioscience began integrating the development and marketing of the remaining QuantiGene (excluding the QuantiGene ViewRNA in-situ hybridization platform) and Procarta product line during 2013 with full integration in 2014. These products were also previously reported by the Expression Business Unit.  Accordingly, segment information for prior periods has been restated to reflect these changes for purposes of comparability.

All of our business units sell their products through our Global Commercial Organization comprised of sales, field application and engineering support, and marketing personnel. We market and distribute our products directly to customers in North America, Japan and major European markets. In these markets, we have our own sales, service and application support personnel responsible for expanding and managing their respective customer bases. In other markets, such as Mexico, India, Brazil, the Middle East and Asia Pacific, including China, we sell our products principally, through third party distributors that specialize in life science supply. For certain molecular diagnostic and industrial applications market opportunities, we supply our partners with arrays, assays, reagents and instruments, which they incorporate into diagnostic products and assume the primary commercialization responsibilities.

See Note 11, "Segment Information", of the accompanying condensed consolidated financial statements for more information on our reportable operating segments.

Overview of the first quarter of 2014 and strategic initiatives

We have faced declining financial performance over the recent several years. Traditionally, a significant portion of our revenue came from the well-established gene expression business, specifically our GeneChip® Expression product line,  and we concentrated on selling these products in the basic research market focused on discovery research. Declining sales and intense competition from newer technologies such as next generation sequencing in the gene expression business  led to decreasing gene expression revenue.

Since Frank Witney became our President and Chief Executive Officer in July 2011, we have begun shifting our resources and focus from a dependency on our Expression business unit products to a more diversified portfolio with broader and growing revenue streams that reach into the growing markets for translational medicine, molecular diagnostics and applied sciences.     Revenue from the Expression business unit was reduced to approximately 22% of total revenue in the first quarter of 2014 as compared to 25% in the same period of 2013 while revenue from our Genetic Analysis and Clinical Applications business unit increased and was 36% of total revenue in the first quarter of 2014 as compared to 29% in the same period of 2013.  Our eBioscience business was approximately 28% of our consolidated revenue for the first quarter of both 2014 and 2013, respectively.

As we progress through 2014, we continue to focus on the strategy developed by Dr. Witney and our management team where we continue to stabilize our core business and position our company for growth and increasing profitability. We expect this transformation to take several years, and have categorized this plan into three phases.

•
Phase 1 (2011-2012) –Portfolio Realignment. During this phase, we reorganized ourselves into business units to sharpen our business focus based on target markets. We also launched CytoScan®, our growing cytogenetic microarray product line and acquired eBioscience. Through eBioscience, we now offer flow cytometry and immunoassay products which aligned with our new product introductions enable us to broaden our reach into the translational medicine applied and molecular diagnostics markets. We believe these actions have and will promote stabilization of our core business and the realignment of our product portfolio has positioned us for growth.

•
Phase II (2013-2014) – Profitability, Strengthen Balance Sheet, Development of Newer Product Lines. In the beginning of 2013, we implemented a corporate restructuring with a goal of accelerating our path to profitability. Our priorities for this phase are to achieve profitability, pay down a significant portion of our senior secured debt, successfully commercialize our newer product lines (for example, CytoScan®, Axiom®, OncoScanTM, Human Transcriptome Array and QuantiGene® View RNA lines, as well as our eBioscience products) and invest in new product offerings. In addition, we are training and refocusing our global commercial organization to expand our reach to customers in the translational medicine, molecular diagnostics and applied markets.

•
Phase III (2015 -2016) – Strategic Flexibility, Expansion of Product Lines; Growth. In this phase, our goal is to have well established product lines in translational medicine, clinical diagnostics and applied science such as Ag Bio. We also intend to have a strong balance sheet that will provide us with the strategic flexibility.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. For a description of accounting changes and recent accounting standards, including the expected dates of adoption and estimated effects, if any, refer to Note 1, "Summary of Significant Accounting Policies", in the Notes to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q. During the three months ended March 31, 2014, there have been no significant changes in our critical accounting policies and estimates compared to the disclosures in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013.

RESULTS OF OPERATIONS

The following discussion compares the historical results of operations for the three months ended March 31, 2014 and 2013.

REVENUE

	Three Months Ended March 31,		$ Change	% Change
	2014	2013
Total revenue ($ in thousands):
Consumables	$69,886	$68,125	$1,761	3%
Instruments	3,809	3,432	377	11%
Product sales	73,695	71,557	2,138	3%
Services and other revenue	9,276	6,388	2,888	45%
Total revenue	$82,971	$77,945	$5,026	6%

Segment revenue ($ in thousands):
Affymetrix Core:
Expression	$18,549	$19,433	$(884)	(5)%
Genetic analysis and clinical applications	30,221	22,245	7,976	36%
Life science reagents	6,943	8,308	(1,365)	(16)%
Corporate	3,734	5,934	(2,200)	(37)%
Total Affymetrix Core	59,447	55,920	3,527	6%
eBioscience	23,524	22,025	1,499	7%
Total revenue	$82,971	$77,945	$5,026	6%

Segment revenue (% of revenue):
	2014	2013
Expression	22%	25%
Genetic analysis and clinical applications	36%	29%
Life science reagents	9%	11%
Corporate	5%	7%
Total Affymetrix Core	72%	72%
eBioscience	28%	28%
Total revenue	100%	100%

Product sales Total product sales increased $2.1 million primarily due to higher volume of Cytogenetics and ProCarta Plex product sales. These increases were partially offset by a decline in our legacy in vitro transcription (IVT) expression product sales and a decrease in revenue of $1.5 million due to the divestiture of our Anatrace-branded reagents in October of 2013.

Services and other revenue Services and other revenue increased $2.9 million primarily due to increased Axiom genotyping services of $2.8 million and OncoScan services of $0.4 million. These increases were partially offset by lower royalties and licensing revenue of $0.5 million.

Expression Expression revenue decreased $0.9 million primarily due to lower IVT sales of $1.7 million partially offset by higher sales of HTA arrays of $0.9 million.

Genetic Analysis and Clinical Applications Genetic Analysis and Clinical Applications revenue increased $8.0 million primarily due to increased Axiom® services of $2.8 million, $2.1 million increased CytoScan sales, and $1.3 million increased Oncoscan product sales and services. In addition, instrument sales increased over the same period in the prior year.

Life Science Reagents Life Science Reagents revenue decreased $1.4 million primarily due to the divestiture of our Anatrace-branded reagents in October of 2013.

Corporate Corporate revenue decreased $2.2 million primarily due to a decrease in royalty and license revenue, as well as a net realized loss from designated cash flow hedges.

eBioscience eBioscience revenue increased $1.5 million primarily due to higher volume of ProCarta Plex product sales.

GROSS MARGIN

Dollars in thousands	Three Months Ended March 31,		$/Point Change
	2014	2013
Total gross margin on product sales	$44,183	$37,124	$7,059
Total gross margin on services and other revenue	2,372	2,881	(509)

Product gross margin as a percentage of products sales	60%	52%	8
Service and other revenue gross margin as a percentage of services and other revenue	26%	45%	(19)

Product gross margin Product margin increased $7.1 million primarily due to higher revenue that also resulted in favorable cost absorption. Product margin also improved due to the drop-off of the amortization of step-up in inventory fair value that was recognized when we acquired eBioscience in 2012. The first quarter of 2014 includes $2.9 million of amortization of step-up in inventory fair value compared to $4.6 million in the same period of 2013.

Service gross margin Service gross margin decreased $0.5 million due to a decrease in royalty and license revenue.

OPERATING EXPENSES

Dollars in thousands	Three Months Ended March 31,		$ Change	% Change
	2014	2013
Research and development	$11,635	$12,248	$(613)	(5)%
Selling, general and administrative expenses	38,562	35,121	3,441	10%
Litigation settlement	5,100	—	5,100	100%
Restructuring charges	—	4,842	(4,842)	(100)%

Research and development Research and development expense decreased $0.6 million primarily due to lower spending of supplies and savings in headcount-related costs. These decreases were partially offset by increased variable compensation.

Selling, general and administrative Selling, general and administrative expenses increased $3.4 million primarily due to an increase in variable compensation costs of $2.8 million as well as additional legal fees of $1.1 million incurred during the current period primarily related to litigation.

Litigation settlement On April 22, 2014, the Company entered into a settlement agreement with Enzo with respects to two lawsuits. Pursuant to the agreement the Company agreed to pay Enzo $5.1 million. These costs were incurred during the current period.

Restructuring charges During the fourth quarter of 2012, the Company initiated a cost reduction action that included workforce to realign the Company's organization to support its strategy to stabilize its core business and position the Company for growth. Restructuring charges of $4.8 million were recognized during the three months ended March 31, 2013.

OPERATING LOSS

Management evaluates business segment performance based on revenue and loss from operations. The following table presents operating loss for each reportable segment and a reconciliation of our segment operating loss to loss before income taxes:

Dollars in thousands	Three Months Ended March 31,		$ Change	% Change
	2014	2013
Operating loss:
Affymetrix Core	$(7,589)	$(8,054)	$465	(6)%
eBioscience	(1,153)	(4,152)	2,999	(72)%
Total operating loss	$(8,742)	$(12,206)	$3,464	(28)%

Reconciliation to loss before income taxes :
Interest income and other, net	$293	$342	$(49)	(14)%
Interest expense	1,753	2,898	(1,145)	40%
Loss before income taxes	$(10,202)	$(14,762)	$4,560	31%

Interest income and other, net Interest income and other, net, remained relatively flat as compared to the same period in 2013.

Interest expense Interest expense decreased $1.1 million due to a combination of lower outstanding borrowings in the first quarter of 2014 and lower interest rate following the refinance of our Senior Secured Credit Facility in October 2013, compared to the same period of the prior year.

INCOME TAX PROVISION

Dollars in thousands	Three Months Ended March 31,		$ Change	% Change
	2014	2013
Income tax provision	$272	$675	$(403)	60%

During the three months ended March 31, 2014, the Company recognized a provision for income tax of $0.3 million. The provision for income tax primarily consists of foreign taxes, offset by an income tax benefit of $0.2 million resulting from a reduction in valuation allowance for net deferred tax assets arising from other comprehensive income recorded in accordance with intraperiod tax allocation guidance.

Due to the Company’s history of cumulative operating losses, management concluded that, after considering all the available objective evidence, it is not more likely than not that all the Company’s net deferred tax assets will be realized. Accordingly, all of the Company's U.S. deferred tax assets continue to be subject to a valuation allowance as of March 31, 2014.

As of March 31, 2014 and 2013, the total amount of unrecognized tax benefits has increased by approximately $0.1 million, respectively. As a result of settlements of ongoing tax examinations and/or expiration of statues of limitations without the assessment of additional income taxes, the amount of unrecognized tax benefits that could be recognized in earnings in the next 12 months could range from zero to approximately $2.0 million.

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

As of March 31, 2014, we had cash and cash equivalents of approximately $57.7 million. We anticipate that our existing capital resources along with the cash to be generated from operations will enable us to maintain currently planned operations, debt repayments, and capital expenditures for the foreseeable future. These expectations are based on our current operating and financing plans, which are subject to change, and therefore we could require further funding. Factors that may cause us to require additional funding may include, but are not limited to: costs associated with defending third party claims; adverse ruling in any of our current litigation proceedings; investments required to commercialize our products; investments required to upgrade our older product lines; a decline in cash generated by sales of our products and services; our ability to maintain existing collaborative and customer arrangements and establish and maintain new collaboration and customer arrangements; arrangements that we may enter into in connection with future acquisitions or depositions; the progress of our research and development programs; initiation or expansion of research programs and collaborations; the costs involved in preparing, filing, prosecuting and enforcing intellectual property rights; the purchase of patent licenses; and other factors.

During October 2013, the Company prepaid approximately $17.0 million of its senior secured debt with a combination of cash on hand and proceeds from the sale of its business that manufactures and sells Anatrace-branded reagents. On October 17, 2013, the Company refinanced approximately $48.0 million of its remaining senior secured debt that will lower its annual interest expense and improve its debt maturity profile. As of March 31, 2014, the carrying amount of the senior secured debt was $36.3 million.

As part of the terms of the senior secured debt agreement, we are required to meet certain financial and other negative covenants. As of March 31, 2014, we were in compliance with the amended covenants. Refer to Note 7, “Long-Term Debt Obligations”, for further details regarding our Senior Secured Credit Facility and 4.00% Notes.

From time to time, we may seek to retire, repurchase or exchange common stock or convertible notes in open market purchases, privately negotiated transactions dependent on market conditions, liquidity, and contractual obligations and other factors. We did not retire, repurchase or exchange any of our common stock during the three months ended March 31, 2014.

Cashflow (in thousands)

	Three Months Ended March 31,
	2014	2013
Net cash provided by operating activities	$4,605	$11,369
Net cash provided by (used in) investing activities	(1,005)	7,725
Net cash (used in) provided by financing activities	(3,066)	(6,991)

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2014 was comprised of net loss of $10.5 million, non-cash charges of $14.6 million and a decrease in operating assets of $0.5 million. Adjustments for non-cash expenses include depreciation and amortization expense of $8.7 million, amortization expense related to inventory step-up in fair value of $2.9 million, and share-based compensation expense of $3.1 million.

Net cash provided by operating activities for the three months end March 31, 2013 was comprised of net loss of $15.4 million, non-cash charges of $17.7 million and a decrease in operating assets of $9.1 million. Adjustments for non-cash expenses include depreciation and amortization expense of $10.3 million, amortization expense related to inventory step-up in fair value of $4.6 million, share-based compensation expense of $1.8 million and an income tax expense of $1.5 million. Additionally, we received prepayments totaling approximately $13.4 million that are included in the cash balances at March 31, 2013.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2014 included capital expenditures of $1.1 million.

Net cash provided by investing activities for the three months ended March 31, 2013 included $9.4 million in cash proceeds resulting from the sale of our remaining available-for-sale securities, offset by $1.1 million spent on capital expenditures.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2014 and March 31, 2013 included $3.3 million and $3.2 million of pre-payments on our Senior Secured Credit Facility. March 31, 2013 included $3.9 million in payments to repurchase our 3.50% Notes. In addition to certain mandatory payments, from time to time, we also may make early payments on the outstanding principal amount of our Term Loan.

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

As of March 31, 2014, we had no off-balance sheet arrangements. There have been no significant changes to our aggregate contractual obligations as compared to the disclosures in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013, except with respects to the prepayment of amounts owned under our Senior Secured Credit Facility as discussed above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

We derive a portion of our revenues in foreign currencies, predominantly in Europe and Japan. In addition, a portion of our assets are held in nonfunctional currencies of our subsidiaries. We use currency forward contracts to manage a portion of the currency exposures created from our activities denominated in foreign currencies. Our hedging program is designed to reduce, but does not entirely eliminate, the impact of currency exchange rate movements. See Note 1, "Summary of Significant Accounting Policies – Derivative Instruments", in the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2013 for further information.

Interest Rate Risk

We are exposed to market risk from changes in interest rates on long-term obligations. We have a combination of fixed and variable rate debt. Refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013. In 2013, we refinanced $48.0 million under our Senior Secured Credit Facility. Our interest rate risk relates primarily to U.S. dollar LIBOR-indexed borrowings.

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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Note 9, "Legal Proceedings" to our Condensed Consolidated Financial Statements elsewhere in this Quarterly Report on Form 10-Q, and is incorporated by reference herein.

ITEM 1A. RISK FACTORS

Our business is subject to various risks, including those described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which we strongly encourage you to review. There have been no material changes from the risk factors disclosed in Item 1A of our Form 10-K.

ITEM 2. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 3. OTHER INFORMATION

None.

ITEM 4. EXHIBITS

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

May 5, 2014

Duly Authorized Officer and Principal Financial And Accounting Officer