Form 10-Q
period 2014-06-30
AFFYMETRIX INC
filed 2014-08-04
CIK 913077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

COMMON SHARES OUTSTANDING ON JULY 31, 2014: 73,381,698

AFFYMETRIX, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AFFYMETRIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2014	December 31, 2013
	(Unaudited)	(Note 1)
ASSETS:
Current assets:
Cash and cash equivalents	$51,500	$57,128
Accounts receivable, net	49,631	50,862
Inventories—short-term portion	54,043	58,059
Deferred tax assets—short-term portion	1,613	767
Prepaid expenses and other current assets	6,567	8,920
Total current assets	163,354	175,736
Property and equipment, net	16,906	18,671
Inventories—long-term portion	6,001	5,972
Goodwill	161,201	161,595
Intangible assets, net	119,814	131,108
Deferred tax assets—long-term portion	368	355
Other long-term assets	10,583	11,074
Total assets	$478,227	$504,511

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued liabilities	$42,891	$45,534
Current portion of long-term debt	4,000	12,750
Deferred revenue—short-term portion	12,681	18,660
Total current liabilities	59,572	76,944
Deferred revenue—long-term portion	2,670	2,824
Convertible notes	105,000	105,000
Term loan—long-term portion	20,950	26,700
Other long-term liabilities	21,182	21,496
Total liabilities	209,374	232,964
Stockholders’ equity:
Common stock	732	723
Additional paid-in capital	776,390	768,149
Accumulated other comprehensive income	8,833	8,392
Accumulated deficit	(517,102)	(505,717)
Total stockholders’ equity	268,853	271,547
Total liabilities and stockholders’ equity	$478,227	$504,511
See accompanying Notes to the Condensed Consolidated Financial Statements

AFFYMETRIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
REVENUE:
Product sales	$75,880	$74,170	$149,576	$145,728
Services and other	9,552	5,294	18,827	11,681
Total revenue	85,432	79,464	168,403	157,409
COSTS AND EXPENSES:
Cost of product sales	30,560	33,587	60,071	68,021
Cost of services and other	6,028	3,706	12,932	7,213
Research and development	12,882	11,959	24,517	24,207
Selling, general and administrative	36,266	33,518	74,828	68,638
Litigation settlement	—	—	5,100	—
Restructuring charges	—	(355)	—	4,487
Total costs and expenses	85,736	82,415	177,448	172,566
Loss from operations	(304)	(2,951)	(9,045)	(15,157)
Interest income and other, net	1,418	89	1,711	432
Interest expense	1,623	2,724	3,377	5,622
Loss before income taxes	(509)	(5,586)	(10,711)	(20,347)
Income tax provision	402	521	674	1,196
Net loss	$(911)	$(6,107)	$(11,385)	$(21,543)

Basic and diluted net loss per common share	$(0.01)	$(0.09)	$(0.16)	$(0.30)

Shares used in computing basic and diluted net loss per common share	72,944	71,154	72,722	71,038
See accompanying Notes to the Condensed Consolidated Financial Statements

AFFYMETRIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(911)	$(6,107)	$(11,385)	$(21,543)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(609)	1,268	(458)	(1,856)
Unrealized change in available-for-sale and non-marketable securities (net of tax of $(545) and $256 for the three and six months ended June 30, 2014, respectively)	(898)	(55)	421	(331)
Unrealized change in cash flow hedges	181	(361)	478	727
Net change in other comprehensive (loss) income, net of tax	(1,326)	852	441	(1,460)
Comprehensive loss	$(2,237)	$(5,255)	$(10,944)	$(23,003)
See accompanying Notes to the Condensed Consolidated Financial Statements

AFFYMETRIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,385)	$(21,543)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,521	20,427
Amortization of inventory step-up in fair value	4,666	9,084
Share-based compensation	6,272	3,110
Deferred tax, net	(570)	—
Gain on sales of available-for-sale securities	(1,240)	(50)
Other non-cash transactions	356	529
Changes in operating assets and liabilities:
Accounts receivable, net	1,339	6,253
Inventories	(1,207)	(1,128)
Prepaid expenses and other assets	1,883	1,704
Accounts payable and accrued liabilities	(2,599)	(5,796)
Deferred revenue	(6,136)	10,783
Other long-term liabilities	(266)	(1,661)
Net cash provided by operating activities	7,634	21,712
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available-for-sale securities	2,162	9,364
Proceeds on sale of fixed assets	106	—
Capital expenditures	(3,036)	(2,271)
Purchase of non-marketable investment	—	(200)
Purchase of technology rights	—	(440)
Net cash (used in) provided by investing activities	(768)	6,453
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	1,978	521
Repayments of long term debt	(14,500)	(6,376)
Bond and loan issuance costs	—	(228)
Repurchase of 3.50% senior convertible notes	—	(3,855)
Net cash used in financing activities	(12,522)	(9,938)
Effect of exchange rate changes on cash and cash equivalents	28	(224)
Net increase in cash and cash equivalents	(5,628)	18,003
Cash and cash equivalents at beginning of period	57,128	25,671
Cash and cash equivalents at end of period	$51,500	$43,674
See accompanying Notes to the Condensed Consolidated Financial Statements

AFFYMETRIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
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

The following table summarizes the amounts reclassified out of accumulated other comprehensive income, net of tax, for the six months ended June 30, 2014 (in thousands):

	December 31, 2013	(Decrease)/ Increase		Reclassification Adjustments	June 30, 2014
Foreign currency translation adjustment	$7,784	$(458)		$—	$7,326
Unrealized change in non-marketable securities	1,373	421	(1)	—	1,794
Unrealized change in cash flow hedges	(765)	1,253		(775)	(287)
Total accumulated other comprehensive income, net of tax	$8,392	$1,216		$(775)	$8,833

(1) Amounts of income tax expense or benefit allocated to each component of other comprehensive income, including reclassification adjustments, were not material except for the increase in unrealized gain in non-marketable securities that is net of a $0.5 million income tax expense.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09) to provide guidance on revenue recognition. ASU 2014-09 requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company in the first quarter of 2017. Early adoption is not permitted. Upon adoption, ASU 2014-09 can be applied retrospectively to all periods presented or only to the most current period presented with the cumulative effect of changes reflected in the opening balance of retained earnings in the most current period presented. The Company is currently evaluating the impact of adopting ASU 2014-09 on its consolidated financial statements.

NOTE 2—FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of June 30, 2014 and December 31, 2013, the assets and liabilities measured at fair value consisted of the following (in thousands):

	June 30, 2014			December 31, 2013
	Fair Value Measurements Using Input Types			Fair Value Measurements Using Input Types
	Level 2	Level 3	Total	Level 2	Level 3	Total
Assets:
Derivative assets	$7	$—	$7	$185	$—	$185
Non-marketable securities	—	4,139	4,139	—	4,383	4,383
Total assets	$7	$4,139	$4,146	$185	$4,383	$4,568
Liabilities:
Derivatives liabilities	$318	$—	$318	$938	$—	$938

Derivative financial instruments

The Company's derivative financial instruments are measured at fair value on a recurring basis utilizing Level 2 inputs as determined based on review of third-party sources. The fair value of the Company's derivative assets and liabilities is determined based on the estimated consideration the Company would pay or receive to terminate these agreements on the reporting date. The derivative assets and liabilities are located in Prepaid expenses and other current assets and Accounts payable and accrued expenses, respectively, in the accompanying Condensed Consolidated Balance Sheets.

Non-Marketable Securities

The Company believes the carrying amounts of its non-marketable securities approximated their fair values at the dates presented above. These non-marketable securities consist of an investment in a limited partnership investment fund that invests in companies in the life science industry and are located in the United States. The investments were initially valued at purchase price and subsequently on the basis of inputs that market participants would use in pricing such investments. The portfolio of investments includes Level 1 publicly-traded equity securities and Level 3 equity securities and notes.

During the year ended December 31, 2013, other-than-temporary impairment charges of $0.5 million were recognized on the Company's non-marketable securities. There was no other-than-temporary impairment during the six months ended June 30, 2014. Net investment losses are included in Interest income and other, net in the accompanying Consolidated Statements of Operations. Depending on market conditions, the Company may incur additional charges on this investment in the future.

The following table summarizes the change in the fair value of the Company's non-marketable securities during the six months ended June 30, 2014 (in thousands).

Balance as of December 31, 2013	$4,383
Sales	(2,162)
Realized gain (loss)	1,240
Unrealized gain (loss)	678
Balance as of June 30, 2014	$4,139

Liabilities Measured at Fair Value on a Nonrecurring Basis

Long-term debt obligations as discussed in Note 7, "Long-Term Debt Obligations", are not measured at fair value on a recurring basis and are carried at amortized cost. The Company believes the fair values of the Term Loan approximates its carrying values, or amortized cost, due to the short-term nature of these obligations and the market rates of interest rates they bear. Such inputs are classified as Level 3 of the fair value hierarchy. The fair value of the Company’s 4.00% Notes is based on quoted market prices as of the respective balance sheet date, and therefore is classified as Level 1 of the fair value hierarchy. As of June 30, 2014, the fair value of the Company’s 4.00% Notes was approximately $180.7 million.

NOTE 3—DERIVATIVE FINANCIAL INSTRUMENTS

The Company derives a portion of its revenues in foreign currencies, predominantly in Europe and Japan, as part of its ongoing business operations. In addition, a portion of its assets are held in the foreign currencies of its subsidiaries. The Company enters into foreign currency forward contracts to manage a portion of the volatility related to transactions that are denominated in foreign currencies. The Company’s foreign currency forward contracts are entered into for periods consistent with the related underlying exposures and do not constitute positions that are independent of those exposures. The Company’s accounting policies for these instruments are based on whether the instruments are classified as designated or non-designated hedging instruments. The Company records all derivatives on the accompanying Condensed Consolidated Balance Sheets at fair value. The effective portions of designated cash flow hedges are recorded in OCI until the hedged item is recognized in operations. As of June 30, 2014, the Company’s existing foreign currency forward exchange contracts mature within 12 months. The deferred amount related to the Company’s derivatives recorded in OCI at June 30, 2014, and expected to be recognized into earnings over the next 12 months is a net loss of $0.3 million. Derivatives that are not designated as hedging instruments and the ineffective portions of cash flow hedges are adjusted to fair value through operations.

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in association with such derivative instruments are reclassified immediately into operations through Interest income and other, net on the Condensed Consolidated Statement of Operations. Any subsequent changes in fair value of such derivative instruments are reflected in Interest income and other, net unless they are re-designated as hedges of other transactions. The Company recognized less than $0.1 million related to the loss of hedge designation on cash flow hedges related to the Euro that were deemed ineffective due to lower-than-forecasted revenue from Europe for the six months ended June 30, 2014. No additional hedges are deemed ineffective as of June 30, 2014. During the six months ended June 30, 2013, the Company recognized $0.1 million in net gains in Interest income and other, net, related to the loss of hedge designation on a portion of cash flow hedges related to the Japanese yen that were deemed ineffective due to lower-than-forecasted revenue from Japan.

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

The Company did not designate the Interest Rate Swap as a hedging instrument and will recognize adjustments to fair value through Interest income and other, net on the accompanying Condensed Consolidated Statements of Operations at each reporting date. As of June 30, 2014, the fair value of the Interest Rate Swap was less than $0.1 million.

As of June 30, 2014 and December 31, 2013, the total notional values of the Company’s derivative assets and liabilities were as follows (in thousands):

	June 30, 2014	December 31, 2013
Euro	$14,714	$21,990
Japanese Yen	3,630	4,588
British Pound	3,925	5,653
Interest rate swap	10,307	10,307
Total	$32,576	$42,538

Other than the Interest Rate Swap, the Company did not have any derivative assets or liabilities that were not designated or qualifying as hedges as of June 30, 2014 and December 31, 2013.

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

The following table shows the Company’s foreign currency derivative measures at fair value as reflected on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013	Balance Sheet Classification
Derivative assets:
Foreign exchange contracts	$7	$185	Prepaid expenses and other current assets
Derivative liabilities:
Foreign exchange contracts	296	927	Accounts payable and accrued liabilities
Interest rate swap	22	11	Other long-term liabilities

The following table shows the effect, net of tax, of the Company’s derivative instruments on the accompanying Condensed Consolidated Statements of Operations and OCI for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Derivatives in cash flow hedging relationships:
Net (loss) gain recognized in OCI, net of tax (1)	$(181)	$(361)	$(478)	$725
Net (loss) gain reclassified from accumulated OCI into Revenue, net of tax (2)	(314)	254	(758)	1,081
Net (loss) gain reclassified from accumulated OCI into Interest income and other, net, net of tax (3)	(7)	—	(17)	158
Net gain recognized in Interest income and other, net, net of tax (4)	19	30	1	45
Derivatives not designated as hedging relationships:
Net gain recognized in Interest income and other, net, net of tax (5)	11	4	12	147

(1)	Net change in the fair value of the effective portion classified in OCI

(2)	Effective portion classified as Revenue

(3)	Ineffective portion classified as Interest income and other, net

(4)	Amount excluded from effectiveness testing classified as Interest income and other, net

(5)	Classified in Interest income and other, net

NOTE 4—STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION EXPENSE

Share-based Compensation Plans

The Company has a share-based compensation program, most recently the 2000 Amended and Restated Equity Incentive Plan (the “Plan”), that provides the Board of Directors broad discretion in creating equity incentives for employees, officers, directors and consultants. This program includes incentive and non-qualified stock options and non-vested stock awards (also known as restricted stock) granted under various stock plans. As of June 30, 2014, the Company had approximately 4.4 million shares of common stock reserved for future issuance under its share-based compensation plans. New shares are issued as a result of stock option exercises, restricted stock units vesting and restricted stock award grants.

The Company recognized share-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Costs of product sales	$660	$262	$1,197	$429
Research and development	637	202	1,144	531
Selling, general and administrative	1,830	812	3,931	2,150
Total share-based compensation expense	$3,127	$1,276	$6,272	$3,110

As of June 30, 2014, $17.8 million of total unrecognized share-based compensation expense related to non-vested awards is expected to be recognized over the respective vesting terms of each award through 2018. The weighted‑average terms of the unrecognized share-based compensation expense are 2.3 years for stock options and 2.1 years for restricted stock.

Performance-Based Awards

The Company's share-based awards program includes performance-based restricted stock awards ("PRSUs") that vest based upon the achievement of certain performance criteria and a service vesting criteria following the achievement of performance criteria. Performance criteria include various operational criteria of the Company such as revenues, earnings before interest, taxes, depreciation and amortization, product launches, and similar criteria, either on a Company-wide or segment specific basis. The service vesting criteria ranges from six months to four years. The Company recognizes the fair value of these awards to the extent the achievement of the related performance criteria is estimated to be probable. If a performance criteria is subsequently determined to not be probable of achievement, any related expense is reversed in the period such determination is made. Conversely, if a performance criteria is not currently expected to be achieved but is later determined to be probable of achievement, a “catch-up” entry is recorded in the period such determination is made for the expense that would have been recognized had the performance criteria been probable of achievement since the grant of the award.

As of June 30, 2014, there were 1,194,100 PRSUs outstanding with an average grant date fair value of $5.93 per PRSU. The Company expects that it is probable that 874,686 of these PRSUs will vest and that the related unrecognized stock compensation expense of $2.9 million will be recognized over the next 4 years. Changes in the Company’s assessment of the probability of achievement of performance criteria could have a material effect on the results of operations in future periods. There were no changes in estimate related to the probability of vesting or recognition of expense related to PRSUs during either of the periods ended June 30, 2014 or 2013.

For additional information concerning the Company's share-based compensation plans, including performance-based awards programs, see Note 13, "Stockholders' Equity and Share-Based Compensation Expense", to the consolidated financial statements in Part II, Item 8 of the Company's 2013 Annual Report on Form 10-K.

NOTE 5—INVENTORIES

At June 30, 2014 and December 31, 2013, inventories consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Raw materials	$12,447	$11,587
Work-in-process	17,878	22,139
Finished goods	29,719	30,305
Total	$60,044	$64,031

Short-term portion	$54,043	$58,059
Long-term portion	$6,001	$5,972

Amortization expense related to the fair value step-up during the six months ended June 30, 2014 and 2013 was $4.7 million and $9.1 million, respectively.

NOTE 6—WARRANTIES

The Company provides for anticipated warranty costs at the time the associated product revenue is recognized. Accrued warranties are included in accounts payable and accrued liabilities in the accompanying Condensed Consolidated Balance Sheets. Product warranty costs are estimated based upon the Company’s historical experience and the applicable warranty period. The Company periodically reviews the adequacy of its warranty reserve and adjusts, if necessary, the warranty percentage and accrual based on actual experience and estimated costs to be incurred. Changes to the Company’s product warranty liability for the six months ended June 30, 2014 are as follows (in thousands):

Balance at December 31, 2013	$1,697
Additions charged to cost of product sales	339
Repairs and replacements	(395)
Adjustments	(183)
Balance at June 30, 2014	$1,458

NOTE 7—LONG-TERM DEBT OBLIGATIONS

The following table summarizes the carrying amount of the Company's borrowings (in thousands):

	June 30, 2014	December 31, 2013
Term loan	$24,950	$29,450
Revolving credit facility	—	10,000
4.00% Notes	105,000	105,000
Total debt	129,950	144,450
Less: current portion of long-term debt	4,000	12,750
Total long-term debt	$125,950	$131,700

Term Loan and Revolving Credit Facility

On June 25, 2012, in conjunction with the acquisition of eBioscience, Inc., the Company entered into a five year $100.0 million Senior Secured Credit Facility credit agreement (the “Credit Agreement”). The Credit Agreement provided for a Term Loan in an aggregate principal amount of $85.0 million and a revolving credit facility in an aggregate principal amount of $15.0 million.

On October 17, 2013 the Company refinanced its Senior Secured Credit Facility and entered into the Fourth Amendment to Credit Agreement (the "Fourth Amendment"). The Fourth Amendment provided, among other things, for term loan in the aggregate principal amount of $38.0 million and revolving loan commitments in the aggregate principal amount of $10.0 million, each with a term of five years. The Company borrowed a total of $38.0 million under the Term Loan and $10.0 million under the revolving loan upon refinancing. As of June 30, 2014, the applicable interest rate was approximately 4.38%.

On July 28, 2014, the Company entered into the Fifth Amendment to Credit Agreement (the "Fifth Amendment" and the Credit Agreement as so amended, the "Amended Credit Agreement"). The Fifth Amendment provides, among other things, for (1) an uncommitted incremental term loan facility in an aggregate amount not to exceed $50.0 million and (2) the reduction of interest rate margins.

At the option of the Company (subject to certain limitations), borrowings under the Amended Credit Agreement bear interest at either a base rate or at the London Interbank Offered Rate (“LIBOR”), plus, in each case, an applicable margin. Under the Base Rate Option, interest will be at the base rate plus 1.5% to 1.75% dependent on the senior leverage ratio then in effect calculated on the basis of the actual number of days elapsed in a in a year of 365 or 366 days (as applicable) and payable quarterly in arrears. The base rate will be equal to the greatest of (a) the rate last quoted by The Wall Street Journal (or another national publication described in the Amended Credit Agreement) as the U.S. “Prime Rate,” (b) the federal funds rate, plus 0.50% per annum or (c) LIBOR for an interest period of one month, plus 1.00% per annum. Under the LIBOR Option, interest will be determined based on interest periods to be selected by Affymetrix of one, two, three or six months (and, to the extent available to all relevant lenders, nine or 12 years) and will be equal to LIBOR plus 2.50% and 2.75% dependent on the senior leverage ratio then in effect, calculated based on the actual number of days elapsed in a 360-day year. Interest will be paid at the end of each interest period or in the case of interest periods longer than three months, quarterly.

The loans and other obligations under the Senior Secured Credit Facility are (i) guaranteed by substantially all of the Company’s domestic subsidiaries (subject to certain exceptions and limitations) and (ii) secured by substantially all of the assets of Affymetrix and each guarantor (subject to certain exceptions and limitations).

The Amended Credit Agreement requires the Company to maintain an interest coverage ratio of at least 3.5 to 1.0 and a senior leverage ratio not exceeding initially 1.75 to 1.00 and stepping down to 1.20 to 1.00. The Amended Credit Agreement also includes other covenants, including negative covenants that, subject to certain exceptions, limit Affymetrix’, and that of certain of its subsidiaries’, ability to, among other things: (i) incur additional debt, including guarantees by the Company or its subsidiaries, (ii) make investments, pay dividends on capital stock, redeem or repurchase capital stock, redeem or repurchase the Company’s senior convertible notes or any subordinated obligations, (iii) create liens and negative pledges, (iv) make capital expenditures, (v) dispose of assets, (vi) make acquisitions, (vii) create or permit restrictions on the ability of Affymetrix’ subsidiaries to pay dividends or make distributions to Affymetrix, (viii) engage in transactions with affiliates, (ix) engage in sale and leaseback transactions, (x) consolidate or merge with or into other companies or sell all or substantially all the Company’s assets and (xi) change their nature of business, their organizational documents or their accounting policies.

The Company is required to make the following mandatory prepayments: (a) annual prepayments in an amount equal to 50% of excess cash flow (as defined in the Amended Credit Agreement), subject to leverage-based step-downs, (b) prepayments in an amount equal to 100% of the net cash proceeds of issuances or incurrences of debt obligations of Affymetrix and its subsidiaries (other than debt incurrences expressly permitted by the Credit Agreement), (c) prepayments in an amount equal to 100% of the net proceeds of asset sales in excess of $2.5 million annually (subject to certain reinvestment rights) and (d) prepayments in an amount equal to any indemnification payments or similar payments received under the Acquisition Agreement, subject to certain exclusions.

The Amended Credit Agreement also contains events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-default and cross-acceleration to other indebtedness in excess of specified amounts, monetary judgment defaults in excess of specified amounts, bankruptcy or insolvency, actual or asserted invalidity or impairment of any part of the credit documentation (including the failure of any lien on a material portion of the collateral to remain perfected) and change of ownership or control defaults. In addition, the occurrence of a “fundamental change” under the indenture governing the 4.00% Notes would be an event of default under the Amended Credit Agreement. As of June 30, 2014, the Company was in compliance with the covenants.

The proceeds received on June 25, 2012 from the original Term Loan were net of debt issuance costs of approximately $4.5 million being amortized over the 5-year term of the Senior Secured Credit Facility. Following the refinancing under the Fourth Amendment, the Company wrote off unamortized debt issuance costs of $2.5 million associated with the original Term Loan, and received proceeds on October 17, 2013 from the new Term Loan and Revolver, net of debt issuance costs of approximately $0.8 million that amortize on the effective interest rate method beginning October 17, 2013.

As of June 30, 2014, the Company had an outstanding principal balance of approximately $25.0 million under the Term Loan and incurred $0.4 million and $1.0 million in interest expense under the Senior Secured Credit Facility for the three and six months ended June 30, 2014, respectively. There were no amounts outstanding under the Revolving Credit Facility as of June 30, 2014.

Quarterly, principal payments are due under the Term Loan, which amortizes such that 10% of the outstanding principal is due during the first four years and the remaining 60% is due in the fifth year, including any remaining principal balance and any outstanding revolver balance at such time. The principal amount of unpaid maturities per the Amended Credit Agreement is as follows (in thousands):

2014, remainder thereof	$—
2015	—
2016	—
2017	2,150
2018	22,800
Total	$24,950

The Company intends to continue making quarterly payments during 2014 and reclassified $4.0 million as current on the accompanying Condensed Consolidated Balance Sheet as of June 30, 2014.

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

As of June 30, 2014, the outstanding balance on the 4.00% Notes was $105.0 million and interest incurred for the three and six months ended June 30, 2014 was $1.2 million and $2.4 million, respectively.

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

For the three and six months ended June 30, 2014 and 2013, diluted net loss per common share is identical to basic net loss per common share due to potentially dilutive securities being excluded from the calculation, as their effect is anti-dilutive. Potentially dilutive securities excluded from diluted net loss per common share on an actual outstanding basis, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Employee stock options	4,540	5,646	4,540	5,646
Employee stock purchase plan	89	14	45	14
Restricted stock and restricted stock units	4,336	3,887	4,336	3,887
Convertible notes	17,857	17,857	17,857	17,868
Total	26,822	27,404	26,778	27,415

NOTE 9—COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company has been in the past, and continues to be, a party to litigation, which has consumed, and may continue to consume, substantial financial and managerial resources. The Company could incur substantial costs and divert the attention of management and technical personnel in defending against litigation, and any adverse ruling or perception of an adverse ruling could have a material adverse impact on the Company’s stock price. In addition, any adverse ruling could have a material adverse impact on the Company’s cash flows and financial condition. The results of any litigation or any other legal proceedings are uncertain and as of the date of this report, the Company has not accrued any liability with respect to any of the litigation matters listed below:

Enzo Litigation

Southern District of New York Case: On October 28, 2003, Enzo Life Sciences, Inc., a wholly-owned subsidiary of Enzo Biochem, Inc. (collectively "Enzo"), filed a complaint against the Company that is pending in the United States District Court for the Southern District of New York for breach of contract, injunctive relief and declaratory judgment. The Enzo complaint relates to a 1998 distributorship agreement with Enzo under which the Company served as a non-exclusive distributor of certain reagent labeling kits supplied by Enzo. On November 10, 2003, the Company filed a complaint against Enzo in the United States District Court for the Southern District of New York for declaratory judgment, breach of contract and injunctive relief relating to the 1998 agreement. On April 22, 2014, the Company entered into a settlement agreement with Enzo with respect to these two lawsuits. Pursuant to the agreement the Company agreed to pay Enzo $5.1 million and recorded the litigation settlement charge within the results of operations for the six months ended June 30, 2014. The settlement agreement does not include the Delaware Case described below.

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

Administrative Proceedings

The Company’s intellectual property is subject to a number of significant administrative actions. These proceedings could result in the Company’s patent protection being significantly modified or reduced, and the incurrence of significant costs and the consumption of substantial managerial resources. For the six months ended June 30, 2014 and 2013, the Company did not incur significant costs in connection with administrative proceedings.

Leases

On June 20, 2014, the Company entered into two leases with BMR-10255 Science Center LP and BMR-10240 Science Center Drive LP, for two premises located in San Diego, California (the “Leases”). The Leases cover premises totaling approximately 82,759 rentable square feet. Subject to the completion of tenant improvements, both Leases are expected to commence in August 2015 and expire in March 2023. The Company expects to bring all employees of its eBioscience business unit in San Diego within closer proximity upon the commencement of the Leases.

Future minimum lease obligations, net of sublease income, as of June 30, 2014 under the two leases mentioned above are as follows (in thousands):

For the Year Ending December 31,	Amount
2014, remainder thereof	$—
2015	780
2016	2,324
2017	2,393
2018	2,462
Thereafter	11,242
Total	$19,201

NOTE 10—INCOME TAXES

During the three and six months ended June 30, 2014, the Company recognized a provision for income taxes of $0.4 million and $0.7 million, respectively. The provision for income taxes during the three months ended June 30, 2014 primarily consists of foreign taxes, an income tax expense of $0.1 million resulting from a reduction in valuation allowance for net deferred tax assets arising from other comprehensive income recorded in accordance with intraperiod tax allocation guidance, and an income tax benefit of $0.3 million related to the lapses of statutes of limitations. The provision for income taxes during the six months ended June 30, 2014 primarily consists of foreign taxes, offset by an income tax benefit of $0.1 million resulting from a reduction in valuation allowance for net deferred tax assets arising from other comprehensive income recorded in accordance with intraperiod tax allocation guidance, and an income tax benefit of $0.3 million related to the lapses of statutes of limitations.

Due to the Company’s history of cumulative operating losses, management concluded that, after considering all the available objective evidence, it is not more likely than not that all the Company’s net deferred tax assets will be realized. Accordingly, all of the Company's U.S. deferred tax assets continue to be subject to a valuation allowance as of June 30, 2014.

As of June 30, 2014, the total amount of unrecognized tax benefits decreased by approximately $0.3 million as compared to December 31, 2013, due to the lapses of statutes of limitations. As a result of settlements of ongoing tax examinations and/or expiration of statues of limitations without the assessment of additional income taxes, the amount of unrecognized tax benefits that could be recognized in earnings in the next 12 months could range from zero to approximately $1.8 million.

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

Affymetrix Core is divided into four business units, with each business unit having its own strategic Marketing and Research and Development groups to better serve customers and respond quickly to the market needs.  Affymetrix Core manufacturing operations are based on platforms that are used to produce various Affymetrix products that serve multiple applications and markets and similar customer and economic characteristics. Additionally, the business units share certain research, development and common corporate services that provide capital, infrastructure and functional support. As such, the Company has concluded that the four business units represent one reportable operating segment. The following describes the four business units that form Affymetrix Core:

•	Expression: This business unit markets the Company's GeneChip® gene expression products and services;

•
Genetic Analysis and Clinical Applications: This business unit markets the Company's rapidly growing Axiom® genotyping product line, as well as products with clinical diagnostic and research applications including the CytoScan® and OncoScan products, as well as the QuantiGene ViewRNA in-situ hybridization platform for clinical translational research. In addition, the business unit is responsible for development and marketing of the Powered-by-Affymetrix (PbA) clinical partnering and licensing program which enables third-party diagnostic companies to access and develop DNA and RNA-based diagnostic tests on Affymetrix technology platforms. This business unit also markets the CytoScan Dx product, the recently FDA approved microarray system for post natal diagnostics of children with developmental delays and disorders;

•
Life Science Reagents: This business unit sells reagents, enzymes, purification kits and biochemicals used by life science researchers and other tool provider businesses, including those developing and marketing Next Generation Sequencing products and molecular diagnostics; and

•	Corporate: This business unit is comprised primarily of incidental revenue from royalty arrangements and field revenue from field-services provided to customers of the Company.

The eBioscience business unit operates with its own manufacturing, research and marketing groups. The eBioscience business unit does utilize certain Corporate functions such as finance, legal and human resources. This reportable segment specializes in the areas of flow cytometry reagents, immunoassays, microscopic imaging, other protein-based analyses, QuantiGene single and multiplex RNA solution assays (not including the QuantiGeneRNA View in-situ hybridization platform) and Procarta multiplex immunoassay product lines.

eBioscience began integrating the development and marketing of the QuantiGene (excluding the QuantiGene ViewRNA in-situ hybridization platform) and Procarta product lines during 2013 with full integration in 2014. These products were previously reported by the Expression Business Unit of the Affymetrix Core reportable segment.  Accordingly, segment information for prior periods has been restated to reflect these changes for purposes of comparability.

The Company evaluates the performance of its reportable segments based on revenue and income (loss) from operations. Revenue is allocated to each business unit based on product codes. The eBioscience business is operated on a stand-alone basis.

The following table shows revenue and loss from operations by reportable operating segment for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Affymetrix Core	$62,085	$57,237	$121,532	$113,157
eBioscience	23,347	22,227	46,871	44,252
Totals	$85,432	$79,464	$168,403	$157,409
Loss from operations:
Affymetrix Core	$854	$265	$(6,734)	$(7,789)
eBioscience	(1,158)	(3,216)	(2,311)	(7,368)
Totals	$(304)	$(2,951)	$(9,045)	$(15,157)

NOTE 12—RELATED PARTY TRANSACTIONS

In December 2011, the Company entered into an agreement under which it assigned one patent application and related know-how to Cellular Research, Inc. (“Cellular Research”), a company founded by the Company’s Chairman, Dr. Stephen P.A. Fodor. Dr. Fodor also owns a majority of the shares of Cellular Research. Pursuant to the agreement, Cellular Research shall pay single digit royalties to Affymetrix on sales of products covered by the assigned technology, and starting in December 2015, an annual minimum fee of $100,000. Affymetrix shall also have a right of first refusal to collaborate with Cellular Research for the development of certain new products and to supply arrays to Cellular Research under certain terms and conditions. As of June 30, 2014, no significant royalties had been earned from this agreement.

NOTE 13—RESTRUCTURING

During the fourth quarter of 2012, the Company initiated a cost reduction action that included downsizing its workforce to realign the Company's organization to support its strategy to stabilize its core business and position the Company for growth. Restructuring charges of $4.5 million were recognized during the six months ended June 30, 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 should be read in conjunction with our financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013.

All statements in this quarterly report that are not historical are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act as amended, including statements regarding our strategic initiatives, anticipated cost savings, return to profitability and integration of and synergies related to eBioscience, as well as all other statements regarding our "goals," "expectations," "beliefs," "intentions," "strategies" or the like. Such statements are based on our current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Actual results or business conditions may differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, our capacity to identify and capitalize upon emerging market opportunities; risks relating to our ability to acquire new businesses and technologies and successfully integrate and realize the anticipated strategic benefits and cost savings or other synergies thereof, including our acquisition of eBioscience, in a cost-effective manner while minimizing the disruption to our business; risks that eBioscience’s future performance may not be consistent with its historical performance; risks relating to our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness; risks relating to our ability to develop and successfully commercialize new products and services; uncertainties related to cost and pricing of Affymetrix products; fluctuations in overall capital spending in the academic and biotechnology sectors; changes in government funding policies; our dependence on collaborative partners; the size and structure of our current sales, technology and technical support organizations; uncertainties relating to our suppliers and manufacturing processes; risks relating to our ability to achieve and sustain higher levels of revenue, higher gross margins and reduced operating expenses; uncertainties relating to technological approaches; global credit and financial market conditions; personnel retention; uncertainties relating to the Food & Drug Administration (FDA) and other regulatory approvals; competition; risks relating to intellectual property of others and the uncertainties of patent protection and litigation; volatility of the market price of our common stock; unpredictable fluctuations in quarterly revenues; and the risk factors disclosed under Part I, Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2013. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statements are based, except as required by law.

OVERVIEW

We are a provider of life science and molecular diagnostic products that enable parallel analysis of biological systems at the gene, protein and cell level. We sell our products to life science research centers, academic institutions, government and private laboratories, as well as pharmaceutical, diagnostic and biotechnology companies. Over 65,000 peer-reviewed papers have been published based on work using our products. We have approximately 1,100 employees worldwide and maintain sales and distribution operations across the United States, Europe, Latin America and Asia.

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

Affymetrix Core is divided into four business units, with each business unit having its own strategic Marketing and Research and Development groups to better serve customers and respond quickly to the market needs. Affymetrix Core manufacturing operations are based on platforms that are used to produce various Affymetrix products that serve multiple applications and markets. Additionally, the business units share certain research, development and common corporate services that provide capital, infrastructure and functional support, and have similar customers and economic characteristics. As such, the Company has concluded that the four business units represent one reportable operating segment. The following describes the four business units that form Affymetrix Core:

•	Expression: This business unit markets the Company's GeneChip® gene expression products and services;

•
Genetic Analysis and Clinical Applications: This business unit markets the Company's rapidly growing Axiom® genotyping product line, as well as products with clinical diagnostic and research applications including the CytoScan® Dx and OncoScan products, as well as the QuantiGene ViewRNA in-situ hybridization platform for clinical translational research. In addition, the business unit is responsible for development and marketing of the PbA clinical partnering and licensing program which enables third-party diagnostic companies to access and develop DNA and RNA-based diagnostic tests on Affymetrix technology platforms. This business unit also markets the CytoScan Dx product, the recently FDA approved microarray system for post natal diagnostics of children with developmental delays and disorders;

•
Life Science Reagents: This business unit sells reagents, enzymes, purification kits and biochemicals used by life science researchers and other tool provider businesses, including those developing and marketing Next Generation Sequencing products and molecular diagnostics; and

•	Corporate: This business unit is comprised primarily of incidental revenue from royalty arrangements and field revenue from field-services provided to customers of the Company.

The eBioscience business unit operates with its own manufacturing, research and marketing groups. The eBioscience business unit does utilize certain Corporate functions such as finance, legal and human resources. This reportable segment specializes in the areas of flow cytometry reagents, immunoassays, microscopic imaging, other protein-based analyses, QuantiGene single and multiplex RNA solution assays (not including the QuantiGeneRNA View in-situ hybridization platform) and Procarta multiplex immunoassay product lines.

Effective 2014, the Genetic Analysis and Clinical Applications Business Unit market the QuantiGene ViewRNA in-situ hybridization platform for clinical translational research of RNA in tissue sections that was previously part of the Expression Business Unit. In addition, eBioscience began integrating the development and marketing of the remaining QuantiGene (excluding the QuantiGene ViewRNA in-situ hybridization platform) and Procarta product lines during 2013 with full integration in 2014. These products were also previously reported by the Expression Business Unit.  Accordingly, segment information for prior periods has been restated to reflect these changes for purposes of comparability.

All of our business units sell their products through our Global Commercial Organization comprised of sales, field application and service support, and marketing personnel. We market and distribute our products directly to customers in North America, Japan and major European markets. In these markets, we have our own sales, service and application support personnel responsible for expanding and managing their respective customer bases. In other markets, such as Mexico, India, Brazil, the Middle East and Asia Pacific, including China, we sell our products principally, through third party distributors that specialize in life science supply. In China and Brazil, we are investing in local management, sales, service and application support. In certain of these markets we also have focused and dedicated sales, service and application support as well to increase the reach and effectiveness of our distributors. For certain molecular diagnostic and industrial applications market opportunities, we supply our PbA partners with arrays, assays, reagents and instruments, which they incorporate into diagnostic products and assume the primary commercialization responsibilities.

See Note 11, "Segment Information", of the accompanying condensed consolidated financial statements for more information on our reportable operating segments.

Overview of the second quarter of 2014 and strategic initiatives

Traditionally, a significant portion of our revenue came from the well-established gene expression business, specifically our GeneChip® Expression product line and our legacy genotyping products, and we concentrated on selling these products in the basic research market focused on discovery activities. Declining sales and intense competition from newer technologies such as next generation sequencing in the gene expression business led to decreasing gene expression revenue and our legacy genotyping products also experienced declines due to competition and shifting customer priorities.

Since Frank Witney became our President and Chief Executive Officer in July 2011, we have begun shifting our resources and focus from a dependency on our Expression business unit products to a more diversified portfolio with broader and growing revenue streams that reach into the growing markets for translational medicine, molecular diagnostics and applied sciences.     Revenue from the Expression business unit was reduced to approximately 20% of total revenue in the second quarter of 2014 as compared to 26% in the same period of 2013 while revenue from our Genetic Analysis and Clinical Applications business unit increased to 40% of total revenue in the second quarter of 2014 as compared to 30% in the same period of 2013. Our eBioscience business was approximately 27% and 28% of our consolidated revenue for the second quarter of 2014 and 2013, respectively.

As we progress through 2014, we continue to focus on the strategy developed by Dr. Witney and the management team where we continue to stabilize our core business and position our company for growth and increasing profitability. We expect this transformation to take several years, and have categorized this plan into three phases.

•
Phase 1 (2011-2012) –Portfolio Realignment. During this phase, we reorganized ourselves into business units to sharpen our business focus based on target markets. We also launched CytoScan®, our growing cytogenetic microarray product line and acquired eBioscience. Through eBioscience, we now offer flow cytometry reagents and immunoassay products which, aligned with our new product introductions, enable us to broaden our reach into the translational medicine, applied, and molecular diagnostics markets. We believe these actions have and will promote stabilization of our core business and the realignment of our product portfolio has positioned us for growth.

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

•
Phase III (2015 -2016) – Strategic Flexibility, Expansion of Product Lines; Growth. In this phase, our goal is to have well established growing product lines in translational medicine, clinical diagnostics and applied science such as Ag Bio. We also intend to have a strong balance sheet that will provide us with strategic flexibility.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. For a description of accounting changes and recent accounting standards, including the expected dates of adoption and estimated effects, if any, refer to Note 1, "Summary of Significant Accounting Policies", in the Notes to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q. During the three and six months ended June 30, 2014, there have been no significant changes in our critical accounting policies and estimates compared to the disclosures in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013.

RESULTS OF OPERATIONS

The following discussion compares the historical results of operations for the three and six months ended June 30, 2014 and 2013.

REVENUE

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
	2014	2013			2014	2013
Total revenue ($ in thousands):
Consumables	$72,601	$69,973	$2,628	4%	$142,488	$138,099	$4,389	3%
Instruments	3,279	4,197	(918)	(22)%	7,088	7,629	(541)	(7)%
Product sales	75,880	74,170	1,710	2%	149,576	145,728	3,848	3%
Services and other revenue	9,552	5,294	4,258	80%	18,827	11,681	7,146	61%
Total revenue	$85,432	$79,464	$5,968	8%	$168,403	$157,409	$10,994	7%

Segment revenue ($ in thousands):
Affymetrix Core:
Expression	$17,103	$20,441	$(3,338)	(16)%	$35,652	$39,874	$(4,222)	(11)%
Genetic analysis and clinical applications	34,233	23,611	10,622	45%	64,454	45,856	18,598	41%
Life science reagents	6,851	8,292	(1,441)	(17)%	13,794	16,600	(2,806)	(17)%
Corporate	3,898	4,893	(995)	(20)%	7,632	10,827	(3,195)	(30)%
Total Affymetrix Core	62,085	57,237	4,848	8%	121,532	113,157	8,375	7%
eBioscience	23,347	22,227	1,120	5%	46,871	44,252	2,619	6%
Total revenue	$85,432	$79,464	$5,968	8%	$168,403	$157,409	$10,994	7%

Segment revenue (% of revenue):
	2014	2013			2014	2013
Expression	20%	26%			21%	25%
Genetic analysis and clinical applications	40%	30%			38%	29%
Life science reagents	8%	10%			8%	11%
Corporate	5%	6%			5%	7%
Total Affymetrix Core	73%	72%			72%	72%
eBioscience	27%	28%			28%	28%
Total revenue	100%	100%			100%	100%

Product sales

For the three months ended June 30, 2014, total product sales increased $1.7 million as compared to the same period in 2013. The increase was primarily due to higher volume of Cytogenetics, Axiom and ProCarta Plex products. These increases were partially offset by a decline in our legacy in vitro transcription (IVT) expression product sales and a decrease in revenue of $1.4 million due to the divestiture of our Anatrace-branded reagents in October of 2013. Instrument revenue decreased due to a lower volume of clinical instrument sales.

For the six months ended June 30, 2014, total product sales increased $3.8 million as compared to the same period in 2013. The increase was primarily due to higher revenues from our Cytogenetics, Axiom and ProCarta Plex product lines. These increases were partially offset by a decline in our legacy in vitro transcription (IVT) expression product sales and a decrease in revenue of $3.0 million due to the divestiture of our Anatrace-branded reagents in October of 2013.

Services and other revenue

For the three months ended June 30, 2014, services and other revenue increased $4.3 million as compared to the same period in 2013, primarily due to increased Axiom genotyping services of $4.0 million and OncoScan services of $0.2 million.

For the six months ended June 30, 2014, services and other revenue increased $7.1 million as compared to the same period in 2013, primarily due to increased Axiom genotyping services of $6.8 million and OncoScan services of $0.6 million. These increases were partially offset by lower royalties and licensing revenue of $0.5 million.

Expression

For the three months ended June 30, 2014, Expression revenue decreased $3.3 million as compared to the same period in 2013, primarily due to lower IVT sales of $3.4 million and lower Expression instrument sales of $0.7 million, partially offset by higher sales of Whole Transcriptome (WT) products of $0.9 million.

For the six months ended June 30, 2014, Expression revenue decreased $4.2 million as compared to the same period in 2013, primarily due to lower IVT sales of $5.1 million and lower Expression instrument sales of $0.7 million, partially offset by higher sales of WT products of $1.1 million.

Genetic Analysis and Clinical Applications

For the three months ended June 30, 2014, Genetic Analysis and Clinical Applications revenue increased $10.6 million as compared to the same period in 2013, primarily due to increased Axiom® product sales and services of $8.4 million, $1.4 million increased CytoScan sales, and $1.1 million increased OncoScan product sales and services, partially offset by a decline in sales of our legacy genotyping product SNP 6.0 of $1.1 million.

For the six months ended June 30, 2014, Genetic Analysis and Clinical Applications revenue increased $18.6 million as compared to the same period in 2013, primarily due to increased Axiom® product sales and services of $11.3 million, $3.5 million increased CytoScan sales, and $2.4 million increased OncoScan product sales and services, partially offset by a decline in sales of our legacy genotyping product SNP 6.0 of $0.4 million.

Life Science Reagents

For the three and six months ended June 30, 2014, Life Science Reagents revenue decreased $1.4 million and $2.8 million, respectively, as compared to the same periods in 2013, primarily due to the divestiture of our Anatrace-branded reagents in October of 2013.

Corporate

For the three months ended June 30, 2014, Corporate revenue decreased $1.0 million, as compared to the same period in 2013, primarily due to a net realized loss from designated cash flow hedges.

For the six months ended June 30, 2014, Corporate revenue decreased $3.2 million, as compared to the same period in 2013, primarily due to a decrease in royalty and license revenue, as well as a net realized loss from designated cash flow hedges.

eBioscience

For the three and six months ended June 30, 2014, eBioscience revenue increased $1.1 million and $2.6 million, respectively, as compared to the same period in 2013, primarily due to higher volume of ProCarta Plex product sales.

GROSS MARGIN

Dollars in thousands	Three Months Ended June 30,		$/Point Change	Six Months Ended June 30,		$/Point Change
	2014	2013		2014	2013
Total gross profit on product sales	$45,320	$40,583	$4,737	$89,505	$77,707	$11,798
Total gross profit on services and other revenue	3,524	1,588	1,936	5,895	4,468	1,427

Product gross margin	60%	55%	5	60%	53%	7
Service and other revenue gross margin	37%	30%	7	31%	38%	(7)

Product gross profit

For the three months ended June 30, 2014, product gross profit increased $4.7 million as compared to the same period in 2013, primarily due to favorable costs on higher manufacturing volume to support higher sales and cost savings impact of material in-sourcing projects. Product gross profit also improved due to the decline in amortization of step-up in inventory fair value that was recognized when we acquired eBioscience in 2012 and was fully amortized during the quarter ended June 30, 2014. The gross profit for the second quarter of 2014 includes $1.8 million of amortization of step-up in inventory fair value compared to $4.5 million in the same period of 2013. The increases are partially offset by a $0.7 million write-off of material for a discontinued product line in the second quarter of 2014.

For the six months ended June 30, 2014, product gross profit increased $11.9 million as compared to the same period in 2013, primarily due to favorable factory absorption on higher manufacturing volume to support higher sales and cost savings impact of material in-sourcing projects. Product gross profit also improved due to the decline in amortization of step-up in inventory fair value that was recognized when we acquired eBioscience in 2012 and was fully amortized during the quarter ended June 30, 2014. Gross profit for the first half of 2014 includes $4.7 million of amortization of step-up in inventory fair value compared to $9.1 million in the same period of 2013. Also, gross profit for the first half of 2013 included a $0.3 million charge for the transfer of a product line to our Singapore facility which is not recurring in the first half of 2014.

Service gross profit

For the three months ended June 30, 2014, service gross profit increased $1.9 million as compared to the same period in 2013, due to the favorable impact of revenue recognized from a large biobank project in the second quarter of 2014.

For the six months ended June 30, 2014, service gross profit increased $1.3 million as compared to the same period in 2013, due to the favorable impact of revenue recognized from a large biobank project in the second quarter of 2014, partially offset by a decrease in royalty and license revenue.

OPERATING EXPENSES

Dollars in thousands	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
	2014	2013			2014	2013
Research and development	$12,882	$11,959	$923	8%	$24,517	$24,207	$310	1%
Selling, general and administrative expenses	36,266	33,518	2,748	8%	74,828	68,638	6,190	9%
Litigation settlement	—	—	—	0%	5,100	—	5,100	100%
Restructuring charges	—	(355)	355	(100)%	—	4,487	(4,487)	(100)%

Research and development Research and development expense increased $0.9 million and $0.3 million for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013. The increases are primarily due to increased variable compensation and consulting services in respect of the development of our new instrument, partially offset by lower spending of supplies.

Selling, general and administrative Selling, general and administrative expenses increased $2.7 million and $6.2 million for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013. The increases are primarily due to increases in compensation and benefits due to headcount increase and additional legal fees incurred during the current periods primarily related to litigation.

Litigation settlement On April 22, 2014, the Company entered into a settlement agreement with Enzo with respect to our dispute with Enzo Life Sciences, Inc. brought in the Southern District Court of New York. Pursuant to the agreement the Company agreed to pay Enzo $5.1 million as consideration for both parties agreeing to release each other from all liabilities and claims arising under both lawsuits. As the settlement related to past claims with no ongoing benefit, these costs were recognized during the first half of 2014 when the amount was determined to be probable and estimable.

Restructuring charges During the fourth quarter of 2012, the Company initiated a cost reduction action that included workforce reductions to realign the Company's organization to support its strategy to stabilize its core business and position the Company for growth. Restructuring charges of $4.5 million were recognized during the six months ended June 30, 2013. The restructuring activities was completed in the second quarter of 2013.

OPERATING LOSS

Management evaluates business segment performance based on revenue and loss from operations. The following table presents operating loss for each reportable segment and a reconciliation of our segment operating loss to loss before income taxes:

Dollars in thousands	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
	2014	2013			2014	2013
Operating loss:
Affymetrix Core	$854	$265	$589	222%	$(6,734)	$(7,789)	$1,055	(14)%
eBioscience	(1,158)	(3,216)	2,058	(64)%	(2,311)	(7,368)	5,057	(69)%
Total operating loss	$(304)	$(2,951)	$2,647	(90)%	$(9,045)	$(15,157)	$6,112	(40)%

Reconciliation to loss before income taxes :
Interest income and other, net	1,418	$89	$1,329	1,493%	$1,711	$432	$1,279	296%
Interest expense	1,623	2,724	(1,101)	40%	3,377	5,622	(2,245)	40%
Loss before income taxes	$(509)	$(5,586)	$5,077	91%	$(10,711)	$(20,347)	$9,636	47%

Interest income and other, net Interest income and other, net, increased $1.3 million for each of the three and six months ended June 30, 2014, as compared to the same periods in 2013. The increases are primarily due to a gain recorded in the second quarter of 2014 related to the liquidation of certain investments and subsequent receipt of cash from the fund that holds our investment in non-marketable securities.

Interest expense Interest expense decreased $1.1 million and $2.2 million for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013. The decreases are due to a combination of lower outstanding borrowings in the second quarter and the first half of 2014 as well as lower interest rates following the refinance of our Senior Secured Credit Facility in October 2013, compared to the same period of the prior year.

INCOME TAX PROVISION

Dollars in thousands	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
	2014	2013			2014	2013
Income tax provision	$402	$521	$(119)	23%	$674	$1,196	$(522)	44%

During the three and six months ended June 30, 2014, the Company recognized a provision for income taxes of $0.4 million and $0.7 million, respectively. The provision for income taxes during the three months ended June 30, 2014 primarily consists of foreign taxes, an income tax expense of $0.1 million resulting from a reduction in valuation allowance for net deferred tax assets arising from other comprehensive income recorded in accordance with intraperiod tax allocation guidance, and an income tax benefit of $0.3 million related to lapses of statutes of limitations. The provision for income taxes during the six months ended June 30, 2014 primarily consists of foreign taxes, offset by an income tax benefit of $0.1 million resulting from a reduction in valuation allowance for net deferred tax assets arising from other comprehensive income recorded in accordance with intraperiod tax allocation guidance, and an income tax benefit of $0.3 million related to the lapses of statutes of limitations.

Due to the Company’s history of cumulative operating losses, management concluded that, after considering all the available objective evidence, it is not more likely than not that all the Company’s net deferred tax assets will be realized. Accordingly, all of the Company's U.S. deferred tax assets continue to be subject to a valuation allowance as of June 30, 2014.

As of June 30, 2014, the total amount of our unrecognized tax benefits has decreased by approximately $0.3 million as compared to December 31, 2013, due to the lapses of statutes of limitations. As a result of settlements of ongoing tax examinations and/or expiration of statues of limitations without the assessment of additional income taxes, the amount of unrecognized tax benefits that could be recognized in earnings in the next 12 months could range from zero to approximately $1.8 million.

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

As of June 30, 2014, we had cash and cash equivalents of approximately $51.5 million. We anticipate that our existing capital resources along with the cash to be generated from operations will enable us to maintain currently planned operations, debt repayments, and capital expenditures for the foreseeable future. These expectations are based on our current operating and financing plans, which are subject to change, and therefore we could require further funding. Factors that may cause us to require additional funding may include, but are not limited to: costs associated with defending third party claims; an adverse ruling in any of our current litigation proceedings; investments required to commercialize our products; investments required to upgrade our older product lines; a decline in cash generated by sales of our products and services; our ability to maintain existing collaborative and customer arrangements and establish and maintain new collaboration and customer arrangements; arrangements that we may enter into in connection with future acquisitions or dispositions; the progress of our research and development programs; initiation or expansion of research programs and collaborations; the costs involved in preparing, filing, prosecuting and enforcing intellectual property rights; the purchase of patent licenses; and other factors.

During October 2013, we prepaid approximately $17.0 million of our senior secured debt with a combination of cash on hand and proceeds from the sale of the business that manufactures and sells Anatrace-branded reagents. On October 17, 2013, we refinanced approximately $48.0 million of our remaining senior secured debt that will lower our annual interest expense and improve our debt maturity profile. As of June 30, 2014, the carrying amount of the senior secured debt was $25.0 million.

On July 28, 2014, we entered into the Fifth Amendment, which provides, among other things, for (1) an uncommitted incremental term loan facility in an aggregate amount not to exceed $50.0 million and (2) the reduction of interest rate margins.

As part of the terms of the senior secured debt agreement, we are required to meet certain financial and other negative covenants. As of June 30, 2014, we were in compliance with the amended covenants. Refer to Note 7, “Long-Term Debt Obligations”, for further details regarding our Senior Secured Credit Facility and 4.00% Notes.

From time to time, we may seek to retire, repurchase or exchange common stock or convertible notes in open market purchases, privately negotiated transactions dependent on market conditions, liquidity, and contractual obligations and other factors. We did not retire, repurchase or exchange any of our common stock during the three and six months ended June 30, 2014.

Cashflow (in thousands)

	Six Months Ended June 30,
	2014	2013
Net cash provided by operating activities	$7,634	$21,712
Net cash provided by (used in) investing activities	(768)	6,453
Net cash used in financing activities	(12,522)	(9,938)

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2014 was comprised of net loss of $11.4 million, non-cash charges of $26.0 million and a decrease of $7.0 million related to changes in operating assets and liabilities. Adjustments for non-cash expenses include depreciation and amortization expense of $16.5 million, amortization expense related to inventory step-up in fair value of $4.7 million (which was fully amortized as of June 30, 2014), and share-based compensation expense of $6.3 million.

Net cash provided by operating activities for the six months end June 30, 2013 was comprised of net loss of $21.5 million, non-cash charges of $33.1 million and an increase of $10.2 million related to changes in operating assets and liabilities. Adjustments for non-cash expenses include depreciation and amortization expense of $20.4 million, amortization expense related to inventory step-up in fair value of $9.1 million, share-based compensation expense of $3.1 million.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2014 included proceeds from sale of non-marketable securities of $2.2 million and capital expenditures of $3.0 million.

Net cash provided by investing activities for the six months ended June 30, 2013 included $9.4 million in cash proceeds resulting from the sale of our remaining available-for-sale securities, offset by $2.3 million spent on capital expenditures.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2014 included $14.5 million of early payments on the outstanding principal amount of borrowings under our Term Loan agreement.

Net cash used in financing activities for the six months ended June 30, 2013 included $3.9 million in payments to repurchase our 3.50% Notes and $6.4 million in payments on the outstanding principal amount of our Term Loan. In addition to certain mandatory payments, from time to time, we also may make early payments on the outstanding principal amount of our Term Loan.

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

As of June 30, 2014, we had no off-balance sheet arrangements. There have been no significant changes to our aggregate contractual obligations as compared to the disclosures in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013, except with respects to the prepayment of amounts owned under our Term Loan as discussed above and leases described below.

On June 20, 2014, the Company entered into two leases with BMR-10255 Science Center LP and BMR-10240 Science Center Drive LP, for two premises located in San Diego, California (the “Leases”). The Leases cover premises totaling approximately 82,759 rentable square feet. Subject to the completion of tenant improvements, both Leases are expected to commence in August 2015 and expire in March 2023. The Company expects to bring all employees of its eBioscience business unit in San Diego within closer proximity upon the commencement of the Leases.

Future minimum lease obligations, net of sublease income, as of June 30, 2014 under the two leases mentioned above are as follows (in thousands):

For the Year Ending December 31,	Amount
2014, remainder thereof	$—
2015	780
2016	2,324
2017	2,393
2018	2,462
Thereafter	11,242
Total	$19,201

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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Note 9, "Commitments and Contingencies" to our Condensed Consolidated Financial Statements elsewhere in this Quarterly Report on Form 10-Q, and is incorporated by reference herein.

ITEM 1A. RISK FACTORS

Our business is subject to various risks, including those described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which we strongly encourage you to review. There have been no material changes from the risk factors disclosed in Item 1A of our Form 10-K.

ITEM 2. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 3. OTHER INFORMATION

None.

ITEM 4. EXHIBITS

Exhibit Number	Description of Document

10.54(1)	Lease between the Company and BMR-10255 Science Center LP dated June 20, 2014 (10255 Science Center Drive, San Diego, CA)
10.55(1)	Lease between the Company and BMR-10240 Science Center LP dated June 20, 2014 (10240 Science Center Drive, San Diego, CA)
10.56(2)	Limited Waiver and Fifth Amendment to Credit Agreement dated July 28, 2014
31.1(2)	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2(2)	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32(2)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
EX-101.INS	XBRL Instance Document(3)
EX-101.SCH	XBRL Taxonomy Extension Schema Document(3)
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(3)
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(3)
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document(3)
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(3)

(1)	Incorporated by reference to the Company's Current Report on Form 8-K as filed on June 25, 2014.

(2)	Filed herewith.

(3)
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

August 4, 2014

Duly Authorized Officer and Principal Financial And Accounting Officer