Form 10-Q
period 2014-09-30
AFFYMETRIX INC
filed 2014-10-30
CIK 913077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

COMMON SHARES OUTSTANDING ON October 27, 2014: 73,583,589

AFFYMETRIX, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AFFYMETRIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2014	December 31, 2013
	(Unaudited)	(Note 1)
ASSETS:
Current assets:
Cash and cash equivalents	$68,327	$57,128
Accounts receivable, net	46,037	50,862
Inventories, net—short-term portion	51,674	58,059
Deferred tax assets—short-term portion	1,974	767
Prepaid expenses and other current assets	8,964	8,920
Total current assets	176,976	175,736
Property and equipment, net	16,137	18,671
Inventories, net—long-term portion	6,098	5,972
Goodwill	157,962	161,595
Intangible assets, net	112,339	131,108
Deferred tax assets—long-term portion	344	355
Other long-term assets	10,699	11,074
Total assets	$480,555	$504,511

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued liabilities	$47,806	$45,534
Current portion of long-term debt	4,000	12,750
Deferred revenue—short-term portion	12,953	18,660
Total current liabilities	64,759	76,944
Deferred revenue—long-term portion	2,524	2,824
Convertible notes	105,000	105,000
Term loan—long-term portion	19,950	26,700
Other long-term liabilities	20,445	21,496
Total liabilities	212,678	232,964
Stockholders’ equity:
Common stock	736	723
Additional paid-in capital	778,393	768,149
Accumulated other comprehensive income	3,466	8,392
Accumulated deficit	(514,718)	(505,717)
Total stockholders’ equity	267,877	271,547
Total liabilities and stockholders’ equity	$480,555	$504,511
See accompanying Notes to the Condensed Consolidated Financial Statements

AFFYMETRIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUE:
Product sales	$78,069	$74,776	$227,644	$220,505
Services and other	9,017	5,578	27,845	17,258
Total revenue	87,086	80,354	255,489	237,763
COSTS AND EXPENSES:
Cost of product sales	29,140	32,600	89,211	100,621
Cost of services and other	6,426	3,915	19,358	11,128
Research and development	12,926	11,478	37,443	35,686
Selling, general and administrative	33,718	33,646	108,546	102,286
Litigation settlement	—	—	5,100	—
Restructuring charges	—	(2)	—	4,484
Total costs and expenses	82,210	81,637	259,658	254,205
Income (loss) from operations	4,876	(1,283)	(4,169)	(16,442)
Other (expense) income, net	(1,008)	68	703	501
Interest expense	1,595	2,652	4,972	8,274
Income (loss) before income taxes	2,273	(3,867)	(8,438)	(24,215)
Income tax (benefit) provision	(111)	289	563	1,485
Net income (loss)	$2,384	$(4,156)	$(9,001)	$(25,700)

Basic net income (loss) per common share	$0.03	$(0.06)	$(0.12)	$(0.36)
Diluted net income (loss) per common share	$0.03	$(0.06)	$(0.12)	$(0.36)

Shares used in computing basic net income (loss) per common share	73,413	71,600	72,955	71,227
Shares used in computing diluted net income (loss) per common share	76,315	71,600	72,955	71,227
See accompanying Notes to the Condensed Consolidated Financial Statements

AFFYMETRIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$2,384	$(4,156)	$(9,001)	$(25,700)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(6,500)	3,051	(6,958)	1,194
Unrealized change in available-for-sale and non-marketable securities (net of tax of $(25) and $230 for the three and nine months ended September 30, 2014, respectively; net of $0 tax in each of the three and nine months ended September 30, 2013)	(195)	426	226	98
Unrealized change in cash flow hedges (net of tax of $154 for the three and nine months ended September 30, 2014; net of $0 tax in each of the three and nine months ended September 30, 2013)	1,328	(1,363)	1,806	(638)
Net change in other comprehensive (loss) income, net of tax	(5,367)	2,114	(4,926)	654
Comprehensive loss	$(2,983)	$(2,042)	$(13,927)	$(25,046)
See accompanying Notes to the Condensed Consolidated Financial Statements

AFFYMETRIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,001)	$(25,700)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,745	30,039
Amortization of inventory step-up in fair value	4,666	11,980
Share-based compensation	9,436	5,109
Deferred tax, net	(1,475)	(212)
(Gain) loss on sales of securities	(1,684)	205
Other non-cash transactions	575	2,931
Changes in operating assets and liabilities:
Accounts receivable, net	4,432	4,816
Inventories	75	536
Prepaid expenses and other assets	(317)	(1,051)
Accounts payable and accrued liabilities	4,229	(6,036)
Deferred revenue	(5,985)	10,656
Other long-term liabilities	(364)	(1,088)
Net cash provided by operating activities	28,332	32,185
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities	2,162	9,364
Proceeds on sale of fixed assets	109	—
Capital expenditures	(4,310)	(3,000)
Purchase of non-marketable investment	—	(200)
Purchase of technology rights	—	(624)
Net cash (used in) provided by investing activities	(2,039)	5,540
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	821	318
Repayments of long-term debt	(15,500)	(9,563)
Bond and loan issuance costs	—	(228)
Repurchase of 3.50% senior convertible notes	—	(3,855)
Net cash used in financing activities	(14,679)	(13,328)
Effect of exchange rate changes on cash and cash equivalents	(415)	83
Net increase in cash and cash equivalents	11,199	24,480
Cash and cash equivalents at beginning of period	57,128	25,671
Cash and cash equivalents at end of period	$68,327	$50,151
See accompanying Notes to the Condensed Consolidated Financial Statements

AFFYMETRIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
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

The following table summarizes the amounts reclassified out of accumulated other comprehensive income, net of tax, for the nine months ended September 30, 2014 (in thousands):

	December 31, 2013	(Decrease)/ Increase	Reclassification Adjustments	September 30, 2014
Foreign currency translation adjustment	$7,784	$(6,958)	$—	$826
Unrealized change in non-marketable securities	1,373	226	—	1,599
Unrealized change in cash flow hedges	(765)	1,849	(43)	1,041
Total accumulated other comprehensive income, net of tax	$8,392	$(4,883)	$(43)	$3,466

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15). ASU 2014-15 requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, companies will have reduced diversity in the timing and content of footnote disclosures than under today’s guidance. ASU 2014-15 is effective for the Company in the first quarter of 2016 with early adoption permitted. The Company does not believe the impact of adopting ASU 2014-15 on its consolidated financial statements will be material.

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

NOTE 2—FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of September 30, 2014 and December 31, 2013, the assets and liabilities measured at fair value consisted of the following (in thousands):

	September 30, 2014			December 31, 2013
	Fair Value Measurements Using Input Types			Fair Value Measurements Using Input Types
	Level 2	Level 3	Total	Level 2	Level 3	Total
Assets:
Derivative assets	$1,037	$—	$1,037	$185	$—	$185
Non-marketable securities	—	4,516	4,516	—	4,383	4,383
Total assets	$1,037	$4,516	$5,553	$185	$4,383	$4,568
Liabilities:
Derivatives liabilities	$—	$—	$—	$938	$—	$938

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

During the year ended December 31, 2013, other-than-temporary impairment charges of $0.5 million were recognized on the Company's non-marketable securities. There was no other-than-temporary impairment during the nine months ended September 30, 2014. Net investment losses are included in Other (expense) income, net in the accompanying Consolidated Statements of Operations. Depending on market conditions, the Company may incur additional charges on this investment in the future.

The following table summarizes the change in the fair value of the Company's non-marketable securities during the nine months ended September 30, 2014 (in thousands).

Balance as of December 31, 2013	$4,383
Sales	(2,162)
Realized gain	1,700
Unrealized gain	595
Balance as of September 30, 2014	$4,516

Liabilities Measured at Fair Value on a Nonrecurring Basis

Long-term debt obligations as discussed in Note 7, "Long-Term Debt Obligations", are not measured at fair value on a recurring basis and are carried at amortized cost. The Company believes the fair values of the Term Loan approximates its carrying values, or amortized cost, due to the short-term nature of these obligations and the market rates of interest rates they bear. Such inputs are classified as Level 3 of the fair value hierarchy. The fair value of the Company’s 4.00% Notes is based on quoted market prices as of the respective balance sheet date, and therefore is classified as Level 1 of the fair value hierarchy. As of September 30, 2014, the fair value of the Company’s 4.00% Notes was approximately $166.4 million.

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

In accordance with the terms of the Credit Agreement as defined in Note 7, "Long-Term Debt Obligations", the Company had previously maintained an interest rate swap (the "Interest Rate Swap"). In July 2014, the Company amended the terms of the Credit Agreement such that the interest rate swap is no longer required. Accordingly, the Company settled the Interest Rate Swap on September 30, 2014.

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

As of September 30, 2014 and December 31, 2013, the total notional values of the Company’s derivative assets and liabilities were as follows (in thousands):

	September 30, 2014	December 31, 2013
Euro	$12,374	$21,990
Japanese Yen	3,907	4,588
British Pound	2,650	5,653
Interest rate swap	—	10,307
Total	$18,931	$42,538

The Company records all derivative on the accompanying Condensed Consolidated Balance sheets at fair value. The following table shows the Company’s derivatives as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013	Balance Sheet Classification
Derivative assets:
Foreign exchange contracts	$1,037	$185	Prepaid expenses and other current assets
Derivative liabilities:
Foreign exchange contracts	—	927	Accounts payable and accrued liabilities
Interest rate swap	—	11	Other long-term liabilities

The effective portions of designated cash flow hedges are recorded in OCI until the hedged item is recognized in operations. Derivatives that are not designated as hedging instruments and the ineffective portions of cash flow hedges are adjusted to fair value through operations.

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses associated with such derivative instruments are reclassified immediately into operations through Other (expense) income, net on the Condensed Consolidated Statements of Operations. Any subsequent changes in fair value of such derivative instruments are reflected in Other (expense) income, net unless they are re-designated as hedges of other transactions.

As of December 31, 2013, the Interest Rate Swap was not designated as a hedging relationship. All other derivative assets and liabilities were designated as hedging relationships as of September 30, 2014 and December 31, 2013.

The following table shows the effect, net of tax, of the Company’s derivative instruments on the accompanying Condensed Consolidated Statements of Operations and OCI for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Derivatives in cash flow hedging relationships:
Net loss recognized in OCI	$(1,327)	$(1,363)	$(1,806)	$(638)
Net gain (loss) reclassified from accumulated OCI into Revenue	732	(13)	(26)	1,068
Net (loss) gain reclassified from accumulated OCI into Other (expense) income, net	—	—	(17)	158
Net (loss) gain recognized in Other (expense) income, net	(1)	18	—	63
Derivatives not designated as hedging relationships:
Net gain (loss) recognized in Other (expense) income, net	2	(185)	14	(37)

As of September 30, 2014, the deferred amount recorded in OCI related to the Company's derivatives recorded is a net gain of $1.0 million and is expected to be recognized into earnings over the next12 months.

NOTE 4—STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION EXPENSE

Share-based Compensation Plans

The Company has a share-based compensation program, most recently the 2000 Amended and Restated Equity Incentive Plan (the “Plan”), that provides the Board of Directors broad discretion in creating equity incentives for employees, officers, directors and consultants. This program includes incentive and non-qualified stock options and non-vested stock awards (also known as restricted stock) granted under various stock plans. As of September 30, 2014, the Company had approximately 4.7 million shares of common stock reserved for future issuance under its share-based compensation plans. New shares are issued as a result of stock option exercises, restricted stock units vesting and restricted stock award grants.

The Company recognized share-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Costs of product sales	$687	$223	$1,884	$651
Research and development	599	340	1,743	906
Selling, general and administrative	1,877	1,436	5,809	3,552
Total share-based compensation expense	$3,163	$1,999	$9,436	$5,109

As of September 30, 2014, $16.3 million of total unrecognized share-based compensation expense related to non-vested awards is expected to be recognized over the respective vesting terms of each award through 2018. The weighted‑average terms of the unrecognized share-based compensation expense are 2.3 years for stock options and 2.1 years for restricted stock.

Performance-Based Awards

The Company's share-based awards program includes performance-based restricted stock awards ("PRSUs") that vest based upon the achievement of certain performance criteria and a service vesting criteria following the achievement of performance criteria. Performance criteria include various operational criteria of the Company such as revenues, earnings before interest, taxes, depreciation and amortization, product launches, and similar criteria, either on a Company-wide or business unit specific basis. The service vesting criteria ranges from six months to four years. The Company recognizes the fair value of these awards to the extent the achievement of the related performance criteria is estimated to be probable. If a performance criteria is subsequently determined to not be probable of achievement, any related expense is reversed in the period such determination is made. Conversely, if a performance criteria is not currently expected to be achieved but is later determined to be probable of achievement, a “catch-up” entry is recorded in the period such determination is made for the expense that would have been recognized had the performance criteria been probable of achievement since the grant of the award.

As of September 30, 2014, there were 807,350 PRSUs outstanding with an average grant date fair value of $6.70 per PRSU. The Company expects that it is probable that 695,199 of these PRSUs will vest and that the related unrecognized stock compensation expense of $2.3 million will be recognized over the next 4 years. Changes in the Company’s assessment of the probability of achievement of performance criteria could have a material effect on the results of operations in future periods. There were no material changes in estimate related to the probability of vesting or recognition of expense related to PRSUs during either of the periods ended September 30, 2014 or 2013.

For additional information concerning the Company's share-based compensation plans, including performance-based awards programs, see Note 13, "Stockholders' Equity and Share-Based Compensation Expense", to the consolidated financial statements in Part II, Item 8 of the Company's 2013 Annual Report on Form 10-K.

NOTE 5—INVENTORIES

At September 30, 2014 and December 31, 2013, inventories, net consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Raw materials	$11,169	$11,587
Work-in-process	18,497	22,139
Finished goods	28,106	30,305
Total	$57,772	$64,031

Short-term portion	$51,674	$58,059
Long-term portion	$6,098	$5,972

Inventory at December 31, 2013 includes $4.7 million, net of fair value step-up in basis that was recognized when the Company acquired eBioscience in 2012. Amortization expense related to the fair value step-up during the nine months ended September 30, 2014 and 2013 was approximately $4.7 million and $12.0 million, respectively. The inventory fair value step-up was fully amortized as of June 30, 2014.

NOTE 6—WARRANTIES

The Company provides for anticipated warranty costs at the time the associated product revenue is recognized. Accrued warranties are included in accounts payable and accrued liabilities in the accompanying Condensed Consolidated Balance Sheets. Product warranty costs are estimated based upon the Company’s historical experience and the applicable warranty period. The Company periodically reviews the adequacy of its warranty reserve and adjusts, if necessary, the warranty percentage and accrual based on actual experience and estimated costs to be incurred. Changes to the Company’s product warranty liability for the nine months ended September 30, 2014 are as follows (in thousands):

Balance at December 31, 2013	$1,697
Additions charged to cost of product sales	482
Repairs and replacements	(893)
Adjustments	(183)
Balance at September 30, 2014	$1,103

NOTE 7—LONG-TERM DEBT OBLIGATIONS

The following table summarizes the carrying amount of the Company's borrowings (in thousands):

	September 30, 2014	December 31, 2013
Term loan	$23,950	$29,450
Revolving credit facility	—	10,000
Convertible notes	105,000	105,000
Total debt	128,950	144,450
Less: current portion of long-term debt	4,000	12,750
Total long-term debt	$124,950	$131,700

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

On July 28, 2014, the Company entered into the Fifth Amendment to Credit Agreement (the "Fifth Amendment" and the Credit Agreement as so amended, the "Amended Credit Agreement"). The Fifth Amendment provides, among other things, for (1) an uncommitted incremental term loan facility in an aggregate amount not to exceed $50.0 million and (2) the reduction of interest rate margins. As of September 30, 2014, the applicable interest rate was approximately 3.13%.

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

The Amended Credit Agreement also contains events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-default and cross-acceleration to other indebtedness in excess of specified amounts, monetary judgment defaults in excess of specified amounts, bankruptcy or insolvency, actual or asserted invalidity or impairment of any part of the credit documentation (including the failure of any lien on a material portion of the collateral to remain perfected) and change of ownership or control defaults. In addition, the occurrence of a “fundamental change” under the indenture governing the 4.00% Convertible Notes would be an event of default under the Amended Credit Agreement. As of September 30, 2014, the Company was in compliance with the covenants.

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

As of September 30, 2014, the Company had an outstanding principal balance of approximately $24.0 million under the Term Loan and incurred $0.4 million and $1.4 million in interest expense under the Senior Secured Credit Facility for the three and nine months ended September 30, 2014, respectively. There were no amounts outstanding under the Revolving Credit Facility as of June 30, 2014.

Quarterly, principal payments are due under the Term Loan, which amortizes such that 10% of the outstanding principal is due during the first four years and the remaining 60% is due in the fifth year, including any remaining principal balance and any outstanding revolver balance at such time. The principal amount of unpaid maturities per the Amended Credit Agreement is as follows (in thousands):

2014, remainder thereof	$—
2015	—
2016	—
2017	1,150
2018	22,800
Total	$23,950

The Company intends to continue making quarterly payments during 2014 and reclassified $4.0 million as current on the accompanying Condensed Consolidated Balance Sheet as of September 30, 2014.

4.00% Convertible Senior Notes

On June 25, 2012, the Company issued $105.0 million principal amount of 4.00% Convertible Senior Notes ("4.00% Convertible Notes") due July 1, 2019. The net proceeds, after debt issuance costs totaling $3.9 million from the 4.00% Convertible Notes offering, were $101.1 million. The 4.00% Convertible Notes bear interest of 4.00% per year payable semi-annually in arrears on January 1 and July 1 of each year, beginning on January 1, 2013 until the maturity date of July 1, 2019, unless converted, redeemed or repurchased earlier. The debt issuance costs are being amortized over the effective life of the 4.00% Convertible Notes, which is 7 years.

Holders of the 4.00% Convertible Notes may convert their 4.00% Convertible Notes into shares of the Company’s stock at their option any time prior to the close of business on the business day immediately preceding the maturity date. The 4.00% Convertible Notes are initially convertible into approximately 170.0319 shares of the Company’s common stock per $1,000 principal amount of notes, which equates to 17,857,143 shares of common stock, or an initial conversion price of $5.88 per share of common stock. The conversion rate is subject to certain customary anti-dilution adjustments. In addition, following certain corporate events that occur prior to the maturity date, the Company will increase the conversion rate for a holder who elects to convert its notes in connection with such a corporate event in certain circumstances. Holders may also require the Company to repurchase for cash their notes upon certain fundamental changes.

On or after July 1, 2017, the Company can redeem for cash all or part of the 4.00% Convertible Notes if the last reported sale price per share of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period ending within 5 trading days prior to the date on which the Company provides notice of redemption. The redemption price will be equal to 100% of the principal amount of the 4.00% Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

As of September 30, 2014, the outstanding balance on the 4.00% Convertible Notes was $105.0 million and interest incurred for the three and nine months ended September 30, 2014 was $1.2 million and $3.6 million, respectively.

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

The following table sets forth a reconciliation of basic and diluted net income (loss) per common share (in thousands except per common share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$2,384	$(4,156)	$(9,001)	$(25,700)
Add effect of dilutive securities:
Interest on convertible notes	—	—	—	—
Adjusted net income (loss)	$2,384	$(4,156)	$(9,001)	$(25,700)

Shares used in computing basic net income (loss) per common share	73,413	71,600	72,955	71,227
Add effect of dilutive securities:
Employee stock compensation plans	1,170	—	—	—
Common stock subject to repurchase	1,732	—	—	—
Convertible notes	—	—	—	—
Shares used in computing diluted net income (loss) per common share	76,315	71,600	72,955	71,227

Basic net income (loss) per common share	$0.03	$(0.06)	$(0.12)	$(0.36)

Diluted net income (loss) per common share	$0.03	$(0.06)	$(0.12)	$(0.36)

The potential dilutive securities excluded from diluted net income (loss) per common share were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Employee stock options	3,283	5,364	4,452	5,364
Employee stock purchase plan	174	—	88	—
Restricted stock and restricted stock units	1,918	3,252	3,650	3,252
Convertible notes	17,857	17,857	17,857	17,864
Total	23,232	26,473	26,047	26,480

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

Enzo Litigation

Southern District of New York Case: On October 28, 2003, Enzo Life Sciences, Inc., a wholly-owned subsidiary of Enzo Biochem, Inc. (collectively "Enzo"), filed a complaint against the Company that is pending in the United States District Court for the Southern District of New York for breach of contract, injunctive relief and declaratory judgment. The Enzo complaint relates to a 1998 distributorship agreement with Enzo under which the Company served as a non-exclusive distributor of certain reagent labeling kits supplied by Enzo. On November 10, 2003, the Company filed a complaint against Enzo in the United States District Court for the Southern District of New York for declaratory judgment, breach of contract and injunctive relief relating to the 1998 agreement. On April 22, 2014, the Company entered into a settlement agreement with Enzo with respect to these two lawsuits. Pursuant to the agreement the Company agreed to pay Enzo $5.1 million and recorded the litigation settlement charge within the results of operations in the first three months of 2014. The settlement agreement does not include the Delaware Case described below.

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

Administrative Proceedings

The Company’s intellectual property is subject to a number of significant administrative actions. These proceedings could result in the Company’s patent protection being significantly modified or reduced, and the incurrence of significant costs and the consumption of substantial managerial resources. For the nine months ended September 30, 2014 and 2013, the Company did not incur significant costs in connection with administrative proceedings.

Leases

In June 2014, the Company entered into two leases for premises located in San Diego, California (the “Leases”). The Leases cover premises totaling approximately 82,759 rentable square feet. Subject to the completion of tenant improvements, both Leases are expected to commence in August 2015 and expire in March 2023.

On August 26, 2014, the Company extended its two leases for 26111 and 26101 Miles Road, Warrensville Heights, Ohio 44128 for three years commencing on April 1, 2015 and terminating on March 31, 2018. In addition, the Company has two options to extend these leases for an additional three year period with respect to each option.

Future minimum lease obligations, net of sublease income, as of September 30, 2014 under the two leases mentioned above are as follows (in thousands):

For the Year Ending December 31,	Amount
2014, remainder thereof	$—
2015	376
2016	2,008
2017	2,639
2018	2,524
Thereafter	11,242
Total	$18,789

NOTE 10—INCOME TAXES

During the three and nine months ended September 30, 2014, the Company recognized an income tax benefit of $0.1 million and a provision of $0.6 million, respectively. The benefit for income taxes during the three months ended September 30, 2014 primarily consists of an income tax benefit of $0.2 million resulting from a reduction in valuation allowance for net deferred tax assets arising from other comprehensive income recorded in accordance with intraperiod tax allocation guidance, and an income tax benefit of $0.2 million related to the effective settlements of unrecognized tax benefits, offset by foreign taxes. The provision for income taxes during the nine months ended September 30, 2014 primarily consists of foreign taxes, offset by an income tax benefit of $0.3 million resulting from a reduction in valuation allowance for net deferred tax assets arising from other comprehensive income recorded in accordance with intraperiod tax allocation guidance, and an income tax benefit of $0.6 million related to the lapses of statutes of limitations as well as effective settlements of unrecognized tax benefits.

Due to the Company’s history of cumulative operating losses, management concluded that, after considering all the available objective evidence, it is not more likely than not that all the Company’s net deferred tax assets will be realized. Accordingly, all of the Company's U.S. deferred tax assets continue to be subject to a valuation allowance as of September 30, 2014.

As of September 30, 2014, the total amount of unrecognized tax benefits decreased by approximately $0.3 million as compared to December 31, 2013, primarily due to the lapses of statutes of limitations and effective settlements of unrecognized tax benefits. As a result of settlements of ongoing tax examinations and/or expiration of statues of limitations without the assessment of additional income taxes, the amount of unrecognized tax benefits that could be recognized in earnings in the next 12 months could range from zero to approximately $1.3 million.

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

•
Genetic Analysis and Clinical Applications: This business unit markets the Company's rapidly growing Axiom® genotyping product line, as well as products with clinical diagnostic and research applications including the CytoScan® and OncoScan products, as well as the ViewRNA in-situ hybridization platform for clinical translational research. In addition, the business unit is responsible for development and marketing of the Powered-by-Affymetrix (PbA) clinical partnering and licensing program which enables third-party diagnostic companies to access and develop DNA and RNA-based diagnostic tests on Affymetrix technology platforms. This business unit also markets the CytoScan Dx product, the recently FDA approved microarray system for post natal diagnostics of children with developmental delays and intellectual disabilities;

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

eBioscience began integrating the development and marketing of the QuantiGene (excluding the ViewRNA in-situ hybridization platform) and Procarta product lines during 2013 with full integration in 2014. These products were previously reported by the Expression Business Unit of the Affymetrix Core reportable segment.  Accordingly, segment information for prior periods has been restated to reflect these changes for purposes of comparability.

The Company evaluates the performance of its reportable segments based on revenue and income (loss) from operations. Revenue is allocated to each business unit based on product codes. The eBioscience business is operated on a stand-alone basis.

The following table shows revenue and loss from operations by reportable operating segment for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Affymetrix Core	$64,645	$58,178	$186,177	$171,335
eBioscience	22,441	22,176	69,312	66,428
Totals	$87,086	$80,354	$255,489	$237,763
Income (loss) from operations:
Affymetrix Core	$3,139	$686	$(3,595)	$(7,103)
eBioscience	1,737	(1,969)	(574)	(9,339)
Totals	$4,876	$(1,283)	$(4,169)	$(16,442)

NOTE 12—RELATED PARTY TRANSACTIONS

In December 2011, the Company entered into an agreement under which it assigned one patent application and related know-how to Cellular Research, Inc. (“Cellular Research”), a company founded by the Company’s Chairman, Dr. Stephen P.A. Fodor. Dr. Fodor also owns a majority of the shares of Cellular Research. Pursuant to the agreement, Cellular Research shall pay single digit royalties to Affymetrix on sales of products covered by the assigned technology, and starting in December 2015, an annual minimum fee of $100,000. Affymetrix shall also have a right of first refusal to collaborate with Cellular Research for the development of certain new products and to supply arrays to Cellular Research under certain terms and conditions. As of September 30, 2014, no significant royalties have been earned from this agreement.

NOTE 13—RESTRUCTURING

During the fourth quarter of 2012, the Company initiated a cost reduction action that included downsizing its workforce to realign the Company's organization to support its strategy to stabilize its core business and position the Company for growth. Restructuring charges of $4.5 million were recognized during the first half of 2013. The restructuring activities were completed in the second quarter of 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 should be read in conjunction with our financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

•
Genetic Analysis and Clinical Applications: This business unit markets the Company's rapidly growing Axiom® genotyping product line, as well as products with clinical diagnostic and research applications including the CytoScan® Dx and OncoScan products, as well as the ViewRNA in-situ hybridization platform for clinical translational research. In addition, the business unit is responsible for development and marketing of the PbA clinical partnering and licensing program which enables third-party diagnostic companies to access and develop DNA and RNA-based diagnostic tests on Affymetrix technology platforms. This business unit also markets the CytoScan Dx product, the recently FDA approved microarray system for post natal diagnostics of children with developmental delays and intellectual disabilities;

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

Effective 2014, the Genetic Analysis and Clinical Applications Business Unit market the ViewRNA in-situ hybridization platform for clinical translational research of RNA in tissue sections that was previously part of the Expression Business Unit. In addition, eBioscience began integrating the development and marketing of the remaining QuantiGene (excluding the ViewRNA in-situ hybridization platform) and Procarta product lines during 2013 with full integration in 2014. These products were also previously reported by the Expression Business Unit.  Accordingly, segment information for prior periods has been restated to reflect these changes for purposes of comparability.

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

Overview of the third quarter of 2014 and strategic initiatives

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

Since Frank Witney became our President and Chief Executive Officer in July 2011, we have begun shifting our resources and focus from a dependency on our Expression business unit products to a more diversified portfolio with broader and growing revenue streams that reach into the growing markets for translational medicine, molecular diagnostics and applied sciences.     Revenue from the Expression business unit was reduced to approximately 21% of total revenue in the third quarter of 2014 as compared to 27% in the same period of 2013 while revenue from our Genetic Analysis and Clinical Applications business unit increased to 40% of total revenue in the third quarter of 2014 as compared to 30% in the same period of 2013. Our eBioscience business was approximately 26% and 28% of our consolidated revenue for the third quarter of 2014 and 2013, respectively.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. For a description of accounting changes and recent accounting standards, including the expected dates of adoption and estimated effects, if any, refer to Note 1, "Summary of Significant Accounting Policies", in the Notes to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q. During the three and nine months ended September 30, 2014, there have been no significant changes in our critical accounting policies and estimates compared to the disclosures in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013 except for the following.

RESULTS OF OPERATIONS

The following discussion compares the historical results of operations for the three and nine months ended September 30, 2014 and 2013.

REVENUE

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2014	2013			2014	2013
Total revenue ($ in thousands):
Consumables	$73,709	$72,005	$1,704	2%	$216,196	$210,105	$6,091	3%
Instruments	4,360	2,771	1,589	57%	11,448	10,400	1,048	10%
Product sales	78,069	74,776	3,293	4%	227,644	220,505	7,139	3%
Services and other revenue	9,017	5,578	3,439	62%	27,845	17,258	10,587	61%
Total revenue	$87,086	$80,354	$6,732	8%	$255,489	$237,763	$17,726	7%

Segment revenue ($ in thousands):
Affymetrix Core:
Expression	$18,236	$21,340	$(3,104)	(15)%	$53,888	$61,214	$(7,326)	(12)%
Genetic analysis and clinical applications	34,838	24,337	10,501	43%	99,292	70,194	29,098	41%
Life science reagents	6,440	7,756	(1,316)	(17)%	20,234	24,356	(4,122)	(17)%
Corporate	5,131	4,745	386	8%	12,763	15,571	(2,808)	(18)%
Total Affymetrix Core	64,645	58,178	6,467	11%	186,177	171,335	14,842	9%
eBioscience	22,441	22,176	265	1%	69,312	66,428	2,884	4%
Total revenue	$87,086	$80,354	$6,732	8%	$255,489	$237,763	$17,726	7%

Segment revenue (% of revenue):
	2014	2013			2014	2013
Expression	21%	27%			21%	26%
Genetic analysis and clinical applications	40%	30%			39%	30%
Life science reagents	7%	9%			8%	10%
Corporate	6%	6%			5%	6%
Total Affymetrix Core	74%	72%			73%	72%
eBioscience	26%	28%			27%	28%
Total revenue	100%	100%			100%	100%

Product sales

For the three months ended September 30, 2014, total product sales increased $3.3 million as compared to the same period in 2013. The increase was primarily due to higher volume of Cytogenetics, Axiom, and ProCarta Plex products. These increases were partially offset by a decline in our legacy in vitro transcription (IVT) expression product sales and a decrease in revenue of $1.3 million due to the divestiture of our Anatrace-branded reagents in October of 2013. Instrument revenue increased due to a higher volume of genotyping instrument sales.

For the nine months ended September 30, 2014, total product sales increased $7.1 million as compared to the same period in 2013. The increase was primarily due to higher revenues from our Cytogenetics, Axiom® and ProCarta Plex product lines. These increases were partially offset by a decline in our legacy in vitro transcription (IVT) expression product sales and a decrease in revenue of $4.3 million due to the divestiture of our Anatrace-branded reagents in October of 2013.

Services and other revenue

For the three months ended September 30, 2014, services and other revenue increased $3.4 million as compared to the same period in 2013, primarily due to increased Axiom genotyping services of $3.4 million.

For the nine months ended September 30, 2014, services and other revenue increased $10.6 million as compared to the same period in 2013, primarily due to increased Axiom genotyping services of $10.2 million and OncoScan services of $0.6 million. These increases were partially offset by lower royalties and licensing revenue of $0.6 million.

Expression

For the three months ended September 30, 2014, Expression revenue decreased $3.1 million as compared to the same period in 2013, primarily due to lower IVT sales of $1.9 million, lower Gene array sales of $0.5 million, and lower Whole Transcriptome (WT) product sales of $0.4 million.

For the nine months ended September 30, 2014, Expression revenue decreased $7.3 million as compared to the same period in 2013, primarily due to lower IVT sales of $7.0 million, lower Gene Array product sales of $1.2 million, and lower Expression instrument sales of $0.6 million, partially offset by higher sales of Exon and HTA products of $0.8 million.

Genetic Analysis and Clinical Applications

For the three months ended September 30, 2014, Genetic Analysis and Clinical Applications revenue increased $10.5 million as compared to the same period in 2013, primarily due to increased Axiom® product sales and services of $6.1 million, increased Cytogenetics product sales of $1.6 million, increased instrument sales of $1.4 million, increased sales to PbA partners of $1.1 million, and increased OncoScanTM product sales and services of $0.7 million, partially offset by a decline in sales of our legacy genotyping product SNP 6.0 of $0.6 million.

For the nine months ended September 30, 2014, Genetic Analysis and Clinical Applications revenue increased $29.1 million as compared to the same period in 2013, primarily due to increased Axiom® product sales and services of $17.4 million, increased CytoScan® sales of $5.1 million, increased OncoScanTM product sales and services of $3.1 million, and increased instrument sales of $1.6 million, partially offset by a decline in sales of our legacy genotyping product SNP 6.0 of $1.0 million.

Life Science Reagents

For the three and nine months ended September 30, 2014, Life Science Reagents revenue decreased $1.3 million and $4.1 million, respectively, as compared to the same periods in 2013, primarily due to the divestiture of our Anatrace-branded reagents in October of 2013.

Corporate

For the three months ended September 30, 2014, Corporate revenue increased $0.4 million, as compared to the same period in 2013, primarily due to a net realized gain from designated cash flow hedges.

For the nine months ended September 30, 2014, Corporate revenue decreased $2.8 million, as compared to the same period in 2013, primarily due to a decrease in royalty and license revenue and a decrease in net realized gain from designated cash flow hedges.

eBioscience

For the three and nine months ended September 30, 2014, eBioscience revenue increased $0.3 million and $2.9 million, respectively, as compared to the same periods in 2013, primarily due to higher volume of ProCarta Plex product sales.

GROSS MARGIN

Dollars in thousands	Three Months Ended September 30,		$/Point Change	Nine Months Ended September 30,		$/Point Change
	2014	2013		2014	2013
Total gross profit on product sales	$48,929	$42,176	$6,753	$138,433	$119,884	$18,549
Total gross profit on services and other revenue	2,591	1,663	928	8,487	6,130	2,357

Product gross margin	63%	56%	7	61%	54%	7
Service and other revenue gross margin	29%	30%	(1)	30%	36%	(6)

Product gross profit

For the three months ended September 30, 2014, product gross profit increased $6.8 million as compared to the same period in 2013. Product gross profit increased $2.9 million due to the completion of amortization for the step-up in inventory fair value that was recognized when we acquired eBioscience in 2012. The increase is also due to higher sales of $2.1 million as compared to the same period in 2013, and lower inventory reserve of $0.6 million and impact of an inventory write-off for a quality issue in the same period in 2013 of $0.5 million.

For the nine months ended September 30, 2014, product gross profit increased $18.5 million as compared to the same period in 2013. Product gross profit increased $9.1 million due to increased sales, favorable factory absorption on higher manufacturing volume to support increased sales, and cost savings impact of material in-sourcing projects. Product gross profit increased due to the decline in amortization of step-up in inventory fair value that was recognized when we acquired eBioscience in 2012 and was fully amortized as of June 30, 2014. Product gross profit for the first nine month of 2014 included $4.7 million of amortization of step-up in inventory fair value compared to $12.0 million in the same period of 2013. The increase is also due to lower Instrument and Array replacements and higher returned material authorization (RMA) recoveries of $1.3 million and the impact of an inventory write-off for a quality issue in the same period in 2013 of $0.5 million.

Service and other gross profit

For the three months ended September 30, 2014, service gross profit increased $0.9 million as compared to the same period in 2013, due to the favorable impact of revenue recognized from a large biobank project in the third quarter of 2014.

For the nine months ended September 30, 2014, service gross profit increased $2.4 million as compared to the same period in 2013, due to the favorable impact of revenue recognized from a large biobank project in the first nine months of 2014, partially offset by a decrease in royalty and license revenue.

OPERATING EXPENSES

Dollars in thousands	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2014	2013			2014	2013
Research and development	$12,926	$11,478	$1,448	13%	$37,443	$35,686	$1,757	5%
Selling, general and administrative expenses	33,718	33,646	72	0%	108,546	102,286	6,260	6%
Litigation settlement	—	—	—	0%	5,100	—	5,100	100%
Restructuring charges	—	(2)	2	(100)%	—	4,484	(4,484)	(100)%

Research and development Research and development expense increased $1.4 million and $1.8 million for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. The increases are primarily due to increased variable compensation and consulting services related to the development of our new instrument, partially offset by lower spending of supplies.

Selling, general and administrative Selling, general and administrative expenses increased $0.1 million for the three months ended September 30, 2014 as compared to the same period in 2013. The increase is primarily related to increases in compensation and benefits due to headcount increases and additional legal fees incurred during the current period primarily related to litigation, offset by lower depreciation expense as certain fixed assets have been fully depreciated. Selling, general and administrative expenses increased $6.3 million for the nine months ended September 30, 2014 as compared to the same period in 2013. The increases are primarily due to increases in compensation and benefits due to increased headcount, increased variable compensation, and additional legal fees incurred during the current periods primarily related to on-going Enzo litigation activities.

Litigation settlement On April 22, 2014, the Company entered into a settlement agreement with Enzo with respect to our dispute with Enzo Life Sciences, Inc. brought in the Southern District Court of New York. Pursuant to the agreement the Company agreed to pay Enzo $5.1 million as consideration for both parties agreeing to release each other from all liabilities and claims arising under both lawsuits. As the settlement related to past claims with no ongoing benefit, these costs were recognized during the first three months of 2014 when the amount was determined to be probable and estimable.

Restructuring charges During the fourth quarter of 2012, the Company initiated a cost reduction action that included workforce reductions to realign the Company's organization to support its strategy to stabilize its core business and position the Company for growth. Restructuring charges of $4.5 million were recognized during the first half of 2013. The restructuring activities were completed in the second quarter of 2013.

OPERATING INCOME (LOSS)

Management evaluates business segment performance based on revenue and income (loss) from operations. The following table presents operating income (loss) for each reportable segment and a reconciliation of our segment operating income (loss) to income (loss) before income taxes:

Dollars in thousands	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2014	2013			2014	2013
Operating loss:
Affymetrix Core	$3,139	$686	$2,453	(358)%	$(3,595)	$(7,103)	$3,508	49%
eBioscience	1,737	(1,969)	3,706	188%	(574)	(9,339)	8,765	94%
Total operating income (loss)	$4,876	$(1,283)	$6,159	480%	$(4,169)	$(16,442)	$12,273	75%

Reconciliation to loss before income taxes :
Other (expense) income, net	(1,008)	$68	$(1,076)	(1,582)%	$703	$501	$202	40%
Interest expense	1,595	2,652	(1,057)	40%	4,972	8,274	(3,302)	40%
Income (loss) before income taxes	$2,273	$(3,867)	$6,140	159%	$(8,438)	$(24,215)	$15,777	65%

Other (expense) income, net Other (expense) income, net, decreased $1.1 million for the three months ended September 30, 2014 as compared to the same period in 2013. The decrease is primarily due to currency losses, partially offset by an additional gain related to the liquidation of certain investments recorded in the third quarter of 2014. Other (expense) income, net, increased $0.2 million for the nine months ended September 30, 2014 as compared to the same period in 2013. The increase is primarily due to the gains recorded in the first nine months of 2014 related to the liquidation of non-marketable securities, partially offset by currency losses.

Interest expense Interest expense decreased $1.1 million and $3.3 million for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. The decreases are due to a combination of lower outstanding borrowings in the third quarter and the first nine months of 2014 as well as lower interest rates following the refinance of our Senior Secured Credit Facility in October 2013 and the modification in July 2014.

INCOME TAX PROVISION

Dollars in thousands	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2014	2013			2014	2013
Income tax (benefit) provision	$(111)	$289	$(400)	138%	$563	$1,485	$(922)	62%

During the three and nine months ended September 30, 2014, the Company recognized an income tax benefit of $0.1 million and a provision of $0.6 million, respectively. The benefit for income taxes during the three months ended September 30, 2014 primarily consists of an income tax benefit of $0.2 million resulting from a reduction in valuation allowance for net deferred tax assets arising from other comprehensive income recorded in accordance with intraperiod tax allocation guidance, and an income tax benefit of $0.2 million related to the effective settlements of unrecognized tax benefits, offset by foreign taxes. The provision for income taxes during the nine months ended September 30, 2014 primarily consists of foreign taxes, offset by an income tax benefit of $0.3 million resulting from a reduction in valuation allowance for net deferred tax assets arising from other comprehensive income recorded in accordance with intraperiod tax allocation guidance, and an income tax benefit of $0.6 million related to the lapses of statutes of limitations as well as effective settlements of unrecognized tax benefits.

Due to the Company’s history of cumulative operating losses, management concluded that, after considering all the available objective evidence, it is not more likely than not that all the Company’s net deferred tax assets will be realized. Accordingly, all of the Company's U.S. deferred tax assets continue to be subject to a valuation allowance as of September 30, 2014.

As of September 30, 2014, the total amount of our unrecognized tax benefits has decreased by approximately $0.3 million as compared to December 31, 2013, primarily due to the lapses of statutes of limitations. As a result of settlements of ongoing tax examinations and/or expiration of statues of limitations without the assessment of additional income taxes, the amount of unrecognized tax benefits that could be recognized in earnings in the next 12 months could range from zero to approximately $1.3 million.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our operations primarily through product sales; borrowings under credit arrangements; sales of equity and debt securities such as our 4.00% Convertible Notes; collaborative agreements; and licensing of our technology.

Our cash outflows have generally been as follows: cash used in operating activities such as research and development programs, sales and marketing activities, compensation and benefits of our employees and other working capital needs; cash paid for acquisitions; cash paid for litigation activity and settlements; and cash used for the payment of principal on debt obligations and repurchases of our convertible notes as well as interest payments on our long-term debt obligations.

As of September 30, 2014, we had cash and cash equivalents of approximately $68.3 million. We anticipate that our existing capital resources along with the cash to be generated from operations will enable us to maintain currently planned operations, debt repayments, and capital expenditures for the foreseeable future. These expectations are based on our current operating and financing plans, which are subject to change, and therefore we could require further funding. Factors that may cause us to require additional funding may include, but are not limited to: costs associated with defending third party claims; an adverse ruling in any of our current litigation proceedings; investments required to commercialize our products; investments required to upgrade our older product lines; a decline in cash generated by sales of our products and services; our ability to maintain existing collaborative and customer arrangements and establish and maintain new collaboration and customer arrangements; arrangements that we may enter into in connection with future acquisitions or dispositions; the progress of our research and development programs; initiation or expansion of research programs and collaborations; the costs involved in preparing, filing, prosecuting and enforcing intellectual property rights; the purchase of patent licenses; and other factors.

During the nine months ended September 30, 2014, we prepaid $15.5 million of our senior secured debt with cash provided by operations. In July 2014, we entered into the Fifth Amendment, which provides, among other things, for (1) an uncommitted incremental term loan facility in an aggregate amount not to exceed $50.0 million and (2) the reduction of interest rate margins. As of September 30, 2014, the carrying amount of the senior secured debt was $24.0 million.

As part of the terms of the senior secured debt agreement, we are required to meet certain financial and other negative covenants. As of September 30, 2014, we were in compliance with the amended covenants. Refer to Note 7, “Long-Term Debt Obligations”, for further details regarding our Senior Secured Credit Facility and 4.00% Convertible Notes.

From time to time, we may seek to retire, repurchase or exchange common stock or convertible notes in open market purchases, privately negotiated transactions dependent on market conditions, liquidity, and contractual obligations and other factors. We did not retire, repurchase or exchange any of our common stock during the three and nine months ended September 30, 2014.

Cashflow (in thousands)

	Nine Months Ended September 30,
	2014	2013
Net cash provided by operating activities	$28,332	$32,185
Net cash (used in) provided by investing activities	(2,039)	5,540
Net cash used in financing activities	(14,679)	(13,328)

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2014 was comprised of net loss of $9.0 million, non-cash charges of $35.3 million and an increase of $2.1 million related to changes in operating assets and liabilities. Adjustments for non-cash expenses include depreciation and amortization expense of $23.7 million, amortization expense related to inventory step-up in fair value of $4.7 million (which was fully amortized as of June 30, 2014), and share-based compensation expense of $9.4 million.

Net cash provided by operating activities for the nine months end September 30, 2013 was comprised of net loss of $25.7 million, non-cash charges of $50.1 million and a decrease of $7.8 million related to changes in operating assets and liabilities. Adjustments for non-cash expenses include depreciation and amortization expense of $30.0 million, amortization expense related to inventory step-up in fair value of $12.0 million, share-based compensation expense of $5.1 million.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2014 included proceeds from sale of non-marketable securities of $2.2 million and capital expenditures of $4.3 million.

Net cash provided by investing activities for the nine months ended September 30, 2013 included $9.4 million in cash proceeds resulting from the sale of our remaining available-for-sale securities, offset by $3.0 million spent on capital expenditures, $0.2 million of non-marketable investments purchase, and $0.6 million of technology rights purchase.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2014 included $15.5 million of early payments on the outstanding principal amount of borrowings under our Term Loan agreement.

Net cash used in financing activities for the nine months ended September 30, 2013 included $3.9 million in payments to repurchase our 3.50% Notes and $9.6 million in payments on the outstanding principal amount of our Term Loan.

In addition to certain mandatory payments, from time to time, we also may make early payments on the outstanding principal amount of our Term Loan.

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

As of September 30, 2014, we had no off-balance sheet arrangements. There have been no significant changes to our aggregate contractual obligations as compared to the disclosures in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013, except with respects to the prepayment of amounts owned under our Term Loan as discussed above and leases described below.

In June 2014, the Company entered into two leases for premises located in San Diego, California (the “Leases”). The Leases cover premises totaling approximately 82,759 rentable square feet. Subject to the completion of tenant improvements, both Leases are expected to commence in August 2015 and expire in March 2023.

On August 26, 2014, the Company extended its two leases for 26111 and 26101 Miles Road, Warrensville Heights, Ohio 44128 for three years commencing on April 1, 2015 and terminating on March 31, 2018. In addition, the Company has two options to extend these leases for an additional three year period with respect to each option.

Future minimum lease obligations, net of sublease income, as of September 30, 2014 under the two leases mentioned above are as follows (in thousands):

For the Year Ending December 31,	Amount
2014, remainder thereof	$—
2015	376
2016	2,008
2017	2,639
2018	2,524
Thereafter	11,242
Total	$18,789

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates on long-term obligations. We have a combination of fixed and variable rate debt. Refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013. In October 2013, we refinanced $48.0 million under our Senior Secured Credit Facility. In July 2014, we entered into the Fifth Amendment, which provides, among other things, for (1) an uncommitted incremental term loan facility in an aggregate amount not to exceed $50.0 million and (2) the reduction of interest rate margins. Our interest rate risk relates primarily to U.S. dollar LIBOR-indexed borrowings.

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

ITEM 2. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 3. OTHER INFORMATION

None.

ITEM 4. EXHIBITS

Exhibit Number	Description of Document

10.57(1)	Addendum to the Lease Agreement between Miles Commerce Ltd. and the Company dated August 26m 2014 (26101 Miles Road, Warrensville Heights, OH).
10.58(1)	Addendum to the Lease Agreement between 26111 Miles Road Ltd. and the Company dated August 26m 2014 (26111 Miles Road, Warrensville Heights, OH).
31.1(1)	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2(1)	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32(1)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
EX-101.INS	XBRL Instance Document(2)
EX-101.SCH	XBRL Taxonomy Extension Schema Document(2)
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(2)
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(2)
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document(2)
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(2)

(1)	Filed herewith.

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

October 30, 2014

Duly Authorized Officer and Principal Financial And Accounting Officer