Form 10-K
period 2014-12-31
AFFYMETRIX INC
filed 2015-02-18
CIK 913077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014 OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant at June 30, 2014, based on the closing price of such stock on The Nasdaq Global Select Market on such date, was approximately $646 million. The number of shares of the registrant's Common Stock outstanding on February 16, 2015 was 74,715,333.
DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the Proxy Statement to be filed in connection with the 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated.

AFFYMETRIX, INC.
FORM 10-K
DECEMBER 31, 2014

PART I
ITEM 1.  BUSINESS
Forward-Looking Statements
All statements in this Annual Report on Form 10-K that are not historical in nature, are predicative in nature or that depend upon or refer to future events or conditions are "forward-looking statements" within the meaning of Section 21 of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These include statements regarding our strategic initiatives, market expectations, integration of and synergies related to eBioscience, anticipated product and revenue growth, financial strength and regulatory environment, as well as all other "expectations," "beliefs," "hopes," "intentions," "strategies" and words of similar import and the negatives thereof. Such statements are based on our current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. We cannot assure you that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, those discussed in "Risk Factors" contained in Item 1A of this Annual Report on Form 10-K. These forward-looking statements speak only as of the date of this Form 10-K. Unless required by law, we do not undertake to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

Overview
Affymetrix is a provider of life science products and molecular diagnostic products that enable parallel analysis of biological systems at the gene, protein and cell level. We sell our products to genomic research centers, academic institutions, government and private laboratories, as well as pharmaceutical, diagnostic and biotechnology companies. Over 94,500 peer-reviewed papers have been published based on work using our products. We have approximately 1,100 employees worldwide and maintain sales and distribution operations across the United States, Europe, Latin America and Asia.
We were incorporated in California in 1992 and reincorporated in Delaware in 1998. Our principal executive offices are located at 3420 Central Expressway, Santa Clara, CA 95051. Our telephone number is (408) 731-5000.
Our Strategy
Our strategy has been to transform the company from one that is highly dependent on its GeneChip® Expression product line that faces intense competition in certain applications, to one with diversified revenue streams and a broad reach into the growing markets for translational medicine, molecular diagnostics and applied sciences, such as agricultural biotechnology ("AgBio").

Since 2011, under the leadership of Dr. Frank Witney, our President and Chief Executive Officer, we have executed on a strategy to realign our product portfolio, stabilize our business and return our company to growth and profitability. We expect this transformation to take place over three phases, two of which are now completed:

•
Phase 1 (2011-2012) –Portfolio Realignment. During this phase, we reorganized ourselves into business units to sharpen our focus based on target markets. We also launched CytoScan®, our cytogenetic microarray product line, and acquired eBioscience. Through eBioscience, we offer flow cytometry reagents and immunoassay products which, aligned with our new product introductions, have enabled us to broaden our reach into the translational medicine, applied, and molecular diagnostics markets. We believe these actions contributed to the stabilization of our business and the realignment of our product portfolio positioned us for growth.

•
Phase II (2013-2014) – Profitability, Strengthen Balance Sheet, Development of Newer Product Lines. In the beginning of 2013, we implemented a corporate restructuring which resulted in significant cost savings and accelerated our path to profitability. In addition, we reduced our senior secured debt to $23.0 million as of December 31, 2014. We grew total revenue by 9% in 2014 compared to 2013, after adjustment for the divestiture of our Anatrace product line (which was sold in 2013) and a one-time license payment in 2013. This growth was driven by strong sales of CytoScan and Axiom Genotyping products and services, along with eBioscience products. We trained and refocused our internal research and development, marketing, operations and regulatory teams along with our global commercial organization to expand our reach to customers in the translational medicine, molecular diagnostics and applied markets.

•
Phase III (2015 -2016) – Strategic Flexibility, Expansion of Product Lines, Growth. We enter Phase III of our transformation in 2015. In this phase, our goal is to leverage the work we have done in Phase I and II in order to have well established and growing franchises in: (1) translational medicine and molecular diagnostics (with a focus on reproductive health and oncology); (2) genotyping (both human and AgBio); and (3) single cell biology (the analysis of individual cells that comprise the population of cells typically studied by researchers). We intend to continue the growth that we demonstrated in Phase II, as well as improve our profitability. We strengthened our balance sheet in Phase II and are now in position to evaluate complimentary technology acquisitions that may enhance our positions in our target markets.

Our Principal Markets
We believe that the analysis of genetic variation and an understanding of the function and characteristics of single cells and sub-populations of cells are becoming increasingly important in disease research, drug development and the development of molecular tests. In addition to offering products in the basic research markets, we are making inroads into the translational medicine markets, the fast-growing molecular diagnostics market and applied markets such as AgBio.
Basic Research Markets
Basic research encompasses the study of differences between individual humans, animals and plants or seeks to understand the biological mechanisms underlying normal development and disease states. Funding for basic research comes from a variety of public and private sources, with the National Institute of Health in the United States historically representing one of the largest financing sources. The required technologies generally must enable large-scale and highly complex analysis of genetic variation and biological function. Our GeneChip products target large scale genotyping (determining the genetic make-up of a cell and differences between individuals), copy number variation and gene expression applications, while our eBioscience reagents for flow cytometry and immunoassays serve academic research centers, government agencies, and private research foundations engaged in protein and cell biology research. A primary end-point of the end users of our products for basic research is peer-reviewed scientific publications.
Translational Medicine Markets
Customers in the translational medicine markets are clinical researchers, molecular pathologists, oncologists and cytogeneticists, who have become increasingly engaged in applying genetic analysis technologies for the development of new clinical methods to be used in the diagnosis, monitoring and treatment of a wide variety of molecular based diseases. These end users are often located in diagnostic companies, commercial reference laboratories, clinical research departments within academic medical centers and major pharmaceutical and biotechnology companies. The required technology is typically used in a repetitive testing environment and must enable cost effective, robust data that has clinical utility. Our Axiom®, CytoScan®, Oncoscan®, ViewRNA in situ hybridization system and eBioscience® product lines target the needs of these users, who are focused on improving clinical outcomes and standard of care.
Molecular Diagnostic Markets
We believe that molecular diagnostics is the fastest growing segment of the broader diagnostics market. Such growth historically has been driven by infectious disease testing, but molecular diagnostics is expanding into new areas such as reproductive health and cancer diagnostics. The increasing efficacy of molecular diagnostics is driven by the continued discovery of genetic markers with proven clinical utility, the increasing adoption of genetic-based diagnostic tests, and the expansion of reimbursement programs to include a greater number of approved molecular diagnostic tests. Our CytoScan® product line seeks to serve this market by providing high resolution genome wide analysis of the chromosome complement of the cell in inherited and acquired diseases. We also partner with molecular diagnostics companies under our Powered by Affymetrix ("PbA") program to develop and commercialize molecular diagnostics tests for a variety of diseases, primarily cancers, using our GeneChip technologies. In addition, we have a variety of other products such as our OncoScan, View RNA and a large panel of Flow Cytometry Analyte Specific Reagents ("ASRs") for leukemia and lymphoma immunophenotyping aimed at the translational medicine and molecular diagnostics market. In the latter part of 2013, we launched our new OncoScan formalin fixed paraffin embedded, or FFPE assay kit which provides a powerful capability for whole genome copy number analysis from FFPE samples with short turnaround times, and we expect this to be an important tool in the molecular profiling of solid tumor samples. We are also seeing increased utility and adoption of our CytoScan® product line in blood cancer profiling.

Flow Cytometry Markets
Flow cytometry is a well-established technology used to count and examine physical and chemical parameters of particles, typically cells, in a high throughput mode. Fluorescently-labeled antibodies are typically used to measure these parameters in a population of cells, which are suspended in a fluid and passed through an electronic detection device. Measurable parameters of a cell include volume and morphology, DNA/RNA content, DNA copy number variation, protein expression and localization, intracellular antigens (e.g. cytokines, chemokines), enzymatic activity and cell viability. Flow cytometry is routinely used in basic and clinical research, including immunology, cell biology, and stem cell biology, as well as in the diagnosis of health disorders, especially blood cancers and HIV. Our eBioscience reagent products serve the flow cytometry market where we are the number two provider globally of flow reagents for the Research Use Only (RUO) market. We recently launched a new assy, PrimeFlow RNA, capable of simultaneous measurement of both RNA transcripts within cells, combined with cell protein markers on the surface, that enable analysis of millions of cells in a single experiment. This is a first of its kind assay in the flow cytometry market.
Applied Markets
Applied markets refer to a variety of other markets for which we provide products and services, including the AgBio market where we supply catalog and custom genotyping and expression array products to facilitate agricultural research and commercial improvement programs. We currently supply academic, industrial and government customers with SNP-based genotyping arrays for an expanding list of crops including wheat, barley, sunflower, strawberry and rice, for livestock such as cattle, buffalo and chicken and for aquaculture applications, such as salmon, catfish and carp. These genotyping products are used, among other things, in genomic selection for more rapid, accurate and efficient breeding of desired traits over traditional breeding methods. We believe that the AgBio market is growing rapidly and represents a significant business opportunity.
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

Business Segments
We operate in two business segments: Affymetrix Core and eBioscience. Affymetrix Core focuses on the development, manufacture, and commercialization of systems for genetic analysis in the life sciences, AgBio, and diagnostic industry, while eBioscience primarily focuses on the development, manufacture, marketing and distribution of research products in the areas of flow cytometry, immunoassays, microscopic imaging and other protein-based analyses.
We report operating information on a business unit level to our chief operating decision-maker. Resource allocations and decision-making processes are also made at the business unit level by our chief operating decision-maker. Affymetrix Core accounted for approximately 73% of total revenue and eBioscience accounted for approximately 27% of total revenue during the year ended December 31, 2014.
Affymetrix Core is divided into four business units, with each business unit having its own strategic marketing and research and development groups to better serve customers and respond quickly to market needs. Affymetrix Core manufacturing operations are based on platforms that are used to produce various Affymetrix products that serve multiple applications and markets and similar customer and economic characteristics. Additionally, the business units share certain research and development and common corporate services that provide capital, infrastructure and functional support, including finance, legal and human resources. As such, we have concluded that the four business units represent one reportable operating segment. The following describes the four business units that form Affymetrix Core:

•	Expression: This business unit markets the Company's GeneChip® gene expression products and services;

•
Genetic Analysis and Clinical Applications: This business unit markets the Company's Axiom® genotyping product line, as well as products with clinical diagnostic and research applications including CytoScan® HD, OncoScan products, and the ViewRNA in-situ hybridization platform for clinical translational research. In addition, the business unit is responsible for managing the PbA clinical partnering and licensing program which enables third-party diagnostic companies to access and develop DNA and RNA-based diagnostic tests on Affymetrix technology platforms. This business unit also markets the CytoScan Dx product, the recently FDA approved microarray system for post natal diagnostics of children with developmental delays and intellectual disabilities;

•
Life Science Reagents: This business unit sells reagents, enzymes, purification kits and biochemicals used by life science researchers and other biological and health care manufacturers, including those developing and marketing Next Generation Sequencing (“NGS”) products and molecular diagnostics; and

•	Corporate: This business unit is comprised primarily of incidental revenue from royalty arrangements and field revenue from field-services provided to customers of the Company.
The eBioscience reporting segment operates with its own manufacturing, research and marketing groups. eBioscience does utilize certain Corporate functions such as finance, legal and human resources. This reportable segment specializes in the areas of flow cytometry reagents, immunoassays, microscopic imaging, other protein-based analyses, QuantiGene single and multiplex RNA solution assays (not including the View RNA in-situ hybridization platform) and the Procarta multiplex immunoassay product lines.

During 2014, the Genetic Analysis and Clinical Applications Business Unit began marketing the ViewRNA in-situ hybridization platform for clinical translational research of RNA in tissue sections, whereas these activities were previously part of the Expression Business Unit. In addition, eBioscience began integrating the development and marketing of the remaining QuantiGene (excluding the ViewRNA platform) and Procarta product lines during 2013 with full integration in 2014. These products were previously reported by the Expression Business Unit. Accordingly, segment information for prior periods has been restated to reflect these changes for purposes of comparability.

See Note 16. “Segment and Geographic Information” to our financial statements included elsewhere in this Annual Report Form 10-K for more information on our reportable operating segments.
Sales and Distribution
All of our business units sell their products through our Global Commercial Organization comprised of sales, field application and engineering support, and marketing personnel. We market and distribute our products directly to customers in North America, Japan and major European markets. In these markets, we have our own sales, service and application support personnel responsible for expanding and managing their respective customer bases. In other markets, such as Mexico, India,

Brazil, the Middle East and Asia Pacific, including China, we sell our products principally through third-party distributors that specialize in life science supply. We are selectively expanding our presence in the larger and more attractive markets, such as China. For certain molecular diagnostic and industrial opportunities, we supply our partners with arrays and instruments, which they incorporate into diagnostic products or other routine applications and assume the primary commercialization responsibilities.

Scientific Background
Introduction to the Genome
Studying the genome helps humanity understand the inheritance of biological characteristics, developmental biology and normal and disease states of cells and organisms. Genetic variation accounts for many of the differences between individuals, such as eye color and blood group, and also affects a person's susceptibility to certain diseases such as cancer, heart disease or neuro-degenerative disorders. For example, many cancers are caused by genetic variations in individual cells. Genetic variation can also determine a person's response to drug therapies. We, and our customers, believe that a greater understanding of the genome will lead to a new healthcare paradigm where disease is understood at the molecular level, allowing patients to be diagnosed according to genetic information and then treated with drugs designed to work on specific molecular targets. This is commonly termed "Personalized Medicine", a clear trend in health care research.

The instructions required for every living cell to develop its characteristic form and function are believed to be represented within discrete regions of the genome known as genes. All known genomes, including the human genome, are composed of either deoxyribonucleic acid ("DNA") or ribonucleic acid ("RNA"). DNA molecules consist of two long complementary strands comprised of four different building blocks called nucleotides. The amount of RNA made from any given gene is a measure of the expression level of that gene. One type of RNA, the messenger RNA ("mRNA") is central to protein synthesis. There are RNAs with other roles, such as regulating gene expression, involvement in protein synthesis or comprise the genetic information of viruses.
Genotyping
Genotyping is the process of interrogating specific genomic variants of the DNA constitution of a cell, organism or individual in order to determine how it is specialized or differs from others in a group. Typically, each cell in an individual contains a complete copy of its genome. In a population, individuals vary from one another because of differences in genomic sequences which are inherited from each parent and sometimes through the introduction of sequence changes due to environmental damage or biological errors in processes like gene replication. Common forms of genetic variation include single-nucleotide polymorphisms, often called SNPs, and copy number variations, often called CNVs. A SNP is a variation in a single position in a DNA sequence and a CNV is a variation in the number of copies of a relatively large segment of the DNA, up to and including whole chromosomes.

By screening for these polymorphisms, researchers seek to identify those that might be implicated in specific diseases. Sometimes it is not a single SNP or CNV, but the combination of certain variations that leads to a disease state. For this reason, researchers look at the patterns of these polymorphisms in a large number of healthy and diseased individuals in order to correlate specific variants with specific diseases. Large scale genotyping can be used, for example, in studies designed to elucidate the genetic contributions to disease and, in the case of clinical trials, to drug response.

Gene Expression
Gene expression monitoring is the process of determining which genes are active in a specific cell or group of cells by measurement of the amount of RNA produced from any given gene. Timing and level of gene expression is an important mechanism by which the fate and function of cells are regulated. Although most cells contain an organism's full set of genes, each cell expresses only a subset of genes at any given time and the level of expression also varies with the state of that cell. The expression pattern or profile of genes can be correlated with many human diseases such as cancer, as well as with the effectiveness of treatment in specific patient populations. By identifying genes that are differentially expressed in particular diseases or patient populations, novel molecular targets and treatments may be identified and validated. In addition, gene expression signatures may be identified that provide early identification of a predisposition to disease or allow the selection of treatments optimized for an individual.

Our Principal Technologies
Array Technology
Our array technology leverages semiconductor-based photolithographic fabrication techniques, which enables us to synthesize a large variety of predetermined DNA sequences simultaneously in predetermined locations on a small glass chip called an "array." Photolithography is a technique which uses light to create exposure patterns on the glass chip and to direct chemical reactions. The function of each single-stranded sequence on our array, called a probe, is to bind to its complementary DNA or RNA from a biological sample thereby determining either the presence or absence and the amount of that sequence in the sample. Our technology allows millions of probe sequences to be arrayed at specified locations on a chip the size of a thumb nail. Our arrays permit analysis of all the genes or RNAs contained in a cell or tissue simultaneously.
The nucleic acid (DNA or RNA) to be tested is isolated from a sample, such as blood, saliva or biopsy tissue, amplified and prepared for hybridization, a process that enables the reaction of RNA or DNA targets in the sample to specific, pre-identified locations on the array. The test sample is then washed over the array, where the individual nucleic acid sequences that represent the genetic content or expressed genes of the sample hybridize to their complementary sequences bound on the array. The molecules in the test sample may be labeled with fluorescent dye either before or after hybridization. When analyzed by a laser in our scanner instrument, the test sample generates a fluorescent signal. The locations where a fluorescent signal is detected by an optical detection system on the scanner instrument correspond to sequences complementary to the test sample. Sequence variation, or the quantification of the amount of specific sequences of RNA or DNA sequences in the sample, can be determined by detecting the relative strength of these signals since the sequence and position of each complementary DNA probe on the GeneChip® is known.
The combination of a particular array, together with an optimized set of reagents and a user protocol describing how to carry out the procedure, is referred to as an "assay."
Branched Chain DNA ("bDNA") Technology
We offer customers our QuantiGene® line of assay products for a wide variety of low- to mid-plex genetic, protein and cellular analysis applications using branched chain DNA, or bDNA, technology. These assays measure RNA or DNA levels directly from samples, either in solution or in cells and tissues, using a signal amplification method without the need for RNA purification or amplification, providing customers with improved accuracy, scale and workflow relative to traditional methods based on the polymerase chain reaction, or PCR. An important feature of bDNA technology is the ability to measure RNA in clinically relevant samples such as formalin fixed paraffin embedded, or FFPE, which are used in retrospective cancer research, as well as cancer diagnostic applications. This technology also serves as the basis of ViewRNA, our innovative RNA in situ hybridization products for the detection of RNA biomarkers in tissue samples such as cancer biopsies.

Flow Cytometry and Immunoassay
Flow cytometry is a well-established technology used to count and examine physical and chemical parameters of particles, such as cells, in high throughput experiments. Fluorescently-labeled antibodies are generally used to measure these parameters in a population of cells, which are suspended in a fluid and passed through an electronic detection device. Measurable parameters of a cell include volume and morphology, DNA/RNA content, DNA copy number variation, protein expression and localization, intracellular antigens (e.g. cytokines, chemokines), enzymatic activity and cell viability.

Flow cytometry is routinely used in basic and clinical research, including immunology, cell biology, and stem cell biology, as well as in the diagnosis of health disorders, especially blood cancers and HIV. It is one of the primary methods for rapid single cell analysis and is extensively used for numerous applications in life sciences such as examining gene and protein profiles, metabolic studies, stem cell research, and screening markers for gene expression.
Immunoassays allow research scientists to measure the presence and quantity of proteins produced by cells in model systems and disease processes.
Our Products
Overview
We offer a comprehensive line of products for the parallel analysis of biological systems at the gene, RNA, protein and cell level.

Affymetrix Core. Through its Expression and Genetic Analysis and Clinical Applications business units, Affymetrix Core sells integrated systems in three principal applications: whole genome cytogenetics, genotyping and gene expression. Consumables including GeneChip® arrays, molecular biology reagents and detection chemistry for these applications run on our various microarray scanner instruments. We have three families of systems, GeneChip®, GeneTitan® and GeneAtlas® that include (1) instruments, (2) consumables and (3) software. Our GeneChip® instruments run arrays packaged in cartridges and our GeneTitan® and GeneAtlas® instruments run multiple arrays simultaneously as they are packaged in various plate or strip formats for automated high throughput processing. The QuantiGene® lines of assays for the measurement of RNA, DNA or protein levels in low- to mid-plex assays are now included with the Genetic Analysis & Clinical Applications business unit and eBioscience segment, as discussed previously. The Life Science Reagents business unit offers reagents, enzymes, purification kits and biochemicals used by life science researchers. In addition, this business unit supplies other companies in our industries with products that are incorporated as part of their products.

eBioscience. Our eBioscience business segment offers an extensive portfolio of antibodies and reagents for use in flow cytometry and immunoassays, as well as a broad range of QuantiGene (RNA and DNA assays) and Procarta Plex (protein assays) assays for low to mid-plex experiments.
GeneChip®
Our GeneChip® system provides an integrated solution for gene expression, cytogenetic and genotyping analysis. It consists of instruments and consumables that provide for the robust preparation and analysis of samples using our GeneChip® cartridge arrays. The components of the GeneChip® system include (1) disposable probe arrays containing genetic information on a chip, (2) reagents for extracting, amplifying and labeling target nucleic acids, (3) a fluidics station for introducing the test sample to the probe arrays, (4) a hybridization oven for optimizing the binding of samples to the probe arrays, (5) a scanner to read the fluorescent image from the probe arrays, and (6) software to analyze and manage the resulting genetic information.
GeneTitan®
Our GeneTitan® instrument system runs genotyping and gene expression array plates in high throughput formats. The GeneTitan® provides a hands-free, automated solution for monitoring gene expression and genome-wide SNP genotyping.
QuantiGene® Line of Low- to Mid-plex Products
We also offer our QuantiGene® line of single plex and multiplex assays to serve customers in the research and translational medicine markets. Multiplex assays measure many different targets from the same sample. These products enable drug target identification through analysis of gene silencing, cell signaling and biomarker validation. Our QuantiGene® line of products is based on bDNA technology and delivers quantitative gene expression or DNA copy number analysis. These products are compatible with a wide variety of samples and tissues. We also serve the growing needs of the molecular pathology market by enabling the highly sensitive measurement of RNA molecules in individual cells in tissue samples through our QuantiGene View RNA products.
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

•
HotStart-IT® line of PCR reagents, reagents that utilize a novel primer binding protein to inhibit primer dimer formation, which results in sensitive and consistent amplification for real-time PCR assays.

eBioscience Products
eBioscience offers an extensive portfolio of antibodies and reagents for use in flow cytometry - where we are the number two provider globally - and immunoassays.   eBioscience is also a leading provider of multi-color flow cytometry reagents, a fast growing subsector of the of the global flow cytometry market. The significance of multi-color flow is that it provides the scientist with the ability to characterize a variety of targets simultaneously in a single cell, allowing a much more detailed picture of health and diseased cells than is possible when measuring a single target. Within the immunoassays market, eBioscience offers a broad portfolio of simple, easy-to-use immunoassays kits for the quantitative measurement of either secreted or intracellular protein levels in biological samples, such as cell lysates or serum. These assays are in a variety of single analyte and multiplex formats, including our rapidly growing Procarta Plex product line for multiplex immunoassays. eBioscience also now develops and markets the QuantiGene® line of low-to-mid-plex RNA and DNA measurement products, with the exception of the ViewRNA platform which is aligned with the Genetic Analysis and Clinical Applications business unit.

Understanding biology at the single cell level, rather than as a population of cells, is critical to the future of diagnostics. Our flow cytometry reagents, as well as other of our gene expression products, are essential tools in this rapidly growing area of research.
Our Services
We offer high-throughput genotyping services for customers using our genotyping products. Our projects range in size from a few hundred samples to well over 100,000 samples. We serve customers requiring quick turnaround times and suitably priced solutions to their large-scale academic and consortia genotyping studies. For example, our service lab is currently engaged in a 500,000 sample genotyping study for the UK Biobank, the largest global study of its kind to date.
Our Collaborative Partners
We collaborate with our partners to expand the applications of our technology and to acquire access to complementary technologies and resources. We work with our partners to develop and supply certain components of the user work flow that fall outside of our core competencies, but are important to our customer’s application. These companies include Danaher Corporation, Luminex Corporation, CapitalBio Corporation, Life Technologies Corporation, Genisphere LLC, Hamilton Robotics (a division of Hamilton Company), Takara Bio Inc. and New England Biolabs, Inc.
Through our PbA Program, we permit commercial entities to license our technologies in order to develop custom product solutions based upon our arrays, instrumentation and software. Our PbA partners include F. Hoffman-La Roche Ltd., Veracyte Inc. GenomeDx, Ariosa Diagnostics, Skyline Diagnostics and Lineagen, amongst others that are in varying stages of product development, ranging from early phase to full commercialization. We provide our PbA partners with custom arrays and expertise in assay development. Our partners subsequently package these arrays into kits, often seek regulatory approval and reimbursement for their diagnostic use, and sell them into the diagnostic markets using their sales channels. An example is the gene expression array used by Veracyte, marketed as their Affirma test for differential diagnosis of abnormal thyroid cytology. In addition, in 2014 we established a partnership with Ariosa (now part of F. Hoffman-La Roche Ltd.) to offer an array-based approach to the Non-Invasive Prenatal Testing (NIPT) market. The Ariosa Harmony assay provides an inexpensive and safe blood test for common fetal chromosomal abnormalities such as trisomies 21 (Down’s syndrome), 18 and 13 that delivers accurate results early in pregnancies. Tests using arrays are differentiated from competing tests based on next generation sequencing because they offer the benefits of simplicity, cost and accuracy.
We also collaborate with certain academic, government, and commercial research groups to develop and validate new applications of our technologies. These include the Massachusetts Institute of Technology, Massachusetts General Hospital, Centers for Disease Control and Prevention, the National Genome Research Institute and UK Biobank.

Manufacturing and Raw Materials
We manufacture our Affymetrix Core consumables, including our arrays and the majority of our reagents, and contract with third parties to manufacture some of our instruments. We manufacture most of our reagents in our Cleveland, Ohio facility and our arrays and GCS3000 instruments in our Singapore facility.
Our array manufacturing process involves wafer preparation, probe synthesis, dicing of synthesized wafers into chips, assembly of chips and quality control. We have developed software programs that extensively automate the design of photolithographic masks used in array manufacturing and that control the array manufacturing lines. Glass wafers are prepared for synthesis through the application of chemical coatings. Arrays are synthesized on the wafers using our proprietary, combinatorial photolithographic process. The completed wafers are diced into chips. The chips can be packaged individually, in our cartridge format, in our strip format for analysis on the Gene Atlas, or in our 96 or 384 array plate format for analysis on the Gene Titan.

Our Singapore, Ohio, San Diego and Vienna facilities have been certified to ISO 13485 standards. All facilities operate under the strict standards of our corporate quality plan. Third parties who manufacture our instruments have to meet our quality standards as part of the qualification process.

eBioscience manufactures its flow cytometry reagents in San Diego, California, and most of its immunoassays, including the Procarta Plex line in Vienna, Austria.
Key parts of our product lines, such as our GeneTitan® instrument and hybridization ovens, are procured from single sources. Likewise, certain raw materials or components used in the synthesis of arrays or the assembly of instrumentation are currently available only from a single source or limited sources. In addition, we are dependent on our vendors to provide components of appropriate quality and reliability, and to meet applicable regulatory requirements. We take what we believe are appropriate measures to prevent the delay or interruption of supplies from these vendors and to ensure the appropriate quality for our customers, since any delay or interruption could delay our ability to deliver products to our customers.

Research and Development
Our research and development effort is divided into basic research, product development, assay development, and manufacturing technology development. Our efforts are focused primarily on the design of new arrays, assays and reagent products, improving the overall performance of our assays, developing new applications and simplifying highly complex assays. We are also actively engaged in development aimed at enhancing the manufacturing process currently employed in the production of our arrays and reagent products.

Our research and development expenses for the years ended December 31, 2014, 2013 and 2012 were $50.2 million, $47.7 million and $57.9 million, respectively.
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
There are a significant number of United States and foreign patents and patent applications in our areas of interest, and we believe that there will continue to be litigation in the industry regarding patent and other intellectual property rights. Others have filed, and in the future are likely to file, patent applications that are similar or identical to ours or those of our licensors. It may be necessary for us to enter into litigation to defend against or assert claims of infringement, to enforce patents issued to us, to protect trade secrets or know-how owned by us or to determine the scope and validity of the proprietary rights of others. From time to time, to determine the priority of inventions, it may be necessary for us to participate in interference proceedings declared by the United States Patent and Trademark Office. Litigation or patent administrative proceedings could result in substantial costs to and distraction from our core business and our efforts with respect to such proceedings may not be successful. For further information regarding intellectual property litigation involving us, see "Item 8. Financial Statements and Supplementary Data—Note 14. Legal Proceedings" in this Annual Report on Form 10-K.
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

Competition
The markets for our products are characterized by rapidly changing technology, evolving industry standards, changes in customer needs, emerging competition, new product introductions and strong price competition. We face significant competition as existing companies develop new or improved products, and as companies enter the market with new technologies, such as NGS.
In the highly multiplexed genotyping and gene expression markets, existing competitive technologies include DNA sequencing (NGS), which we do not offer and is offered by companies such as Illumina, Inc. and Thermo Fisher, amongst others with existing products or emerging technologies. Other companies developing or marketing competitive DNA and RNA array technology include Illumina, Agilent Technologies, Inc., and NuGEN Technologies, Inc (for reagents), some of which offer products that compete directly with our microarrays or reagents.
In the low to mid-plex gene expression markets, much of the existing competition comes from suppliers of real time PCR products, including Thermo Fisher, which has a dominant position, Roche Diagnostics, and Bio-Rad Laboratories, Inc. In addition, there are new mid plex technologies being offered by Fluidigm Corporation, Sequenom, Inc., High Throughput Genomics, Inc., NanoString Technologies and Thermo Fisher. In order to compete against existing and emerging technologies, we will need to demonstrate that our products have superior throughput, cost and accuracy advantages over competing products.
In the flow cytometry and immunoassay markets, we compete with Becton, Dickinson and Company and Danaher as well as a number of smaller companies. In order to compete effectively, we have to differentiate ourselves through superior product quality, speed to market and well regarded customer service functions.
In the molecular diagnostic field, competition comes from established diagnostic companies, companies developing and marketing DNA probe tests for genetic and other diseases, and other companies conducting research on new technologies to ascertain and analyze genetic information. The market for molecular diagnostic products derived from gene discovery is highly competitive and has high barriers of entry, with several large corporations already having significant market share. Established diagnostic companies such as Danaher, Becton, Dickinson and Company, bioMérieux, Johnson & Johnson, Hologic and Roche Diagnostics have the strategic commitment to diagnostics, the financial and other resources to invest in new technologies, substantial intellectual property portfolios, significant experience in new product development, regulatory expertise, manufacturing capabilities and the distribution channels to deliver products to customers. Established diagnostic companies also have an installed base of instruments in several markets, including clinical and reference laboratories, which are not compatible with our system and could slow acceptance of our products. In addition, these companies have formed alliances with genomics companies which provide them access to genetic information that may be incorporated into their diagnostic tests. Our CytoScan HD and Dx products for cytogenetic analysis compete primarily with offerings from Agilent and Illumina, amongst other smaller companies.

We will face increased competition in existing and potential markets as the cost of new technologies such as sequencing and other technologies improves. In addition, pharmaceutical and biotechnology companies have significant needs for genomic information and may choose to develop or acquire competing technologies to meet these needs themselves. We have significantly expanded our network of approved service providers in America, Japan, Europe, and China. While these companies expand the reach of Affymetrix technology and make its analytical power available to a wider base of users, they may act as a substitute for outright purchase of instruments and arrays by those end users. In addition, we have several other third-party licensees that could offer products that compete with our product offerings.

Government Regulation
Many of our products are labeled “for research use only”. Products labeled “for research use only” are not subject to premarket clearance or approval by the U.S. Food and Drug Administration ("FDA"), but are subject to limited, specific regulation with respect to their labeling. Merely including a labeling statement that a product is intended for research use only will not necessarily render the product exempt from the FDA’s clearance, approval, or other requirements (e.g., establishment registration, device listing, medical device reporting, Quality System Regulations). FDA may look to the totality of the circumstances surrounding the distribution of the product to determine whether the manufacturer intends for its product to be offered for clinical diagnostic use (versus for research use only). Written or verbal statements in any labeling, advertising or promotion, including performance claims, instructions for clinical interpretation, clinical information, and statements that suggest a clinical laboratory can validate a test through its own procedures and subsequently offer it for clinical use, the manufacturer’s provision of technical support for clinical applications, and solicitation of business from clinical laboratories may be considered by FDA as evidence of intended uses that conflict with research use only labeling.

We also seek regulatory approval for certain products. Our GeneChip® Scanner 3000Dx is cleared by the FDA to measure fluorescence signals of labeled DNA and RNA targets hybridized to GeneChip® arrays. In January 2014, we received 510(k) clearance from FDA to market our CytoScan Dx Assay® intended for the postnatal detection of copy number variants associated with developmental delay, intellectual disability, congenital anomalies, and dysmorphic features, in genomic DNA obtained from peripheral whole blood in patients referred for chromosomal testing based on clinical presentation. Our GeneChip® Scanner 3000Dx is also cleared by China's State Food and Drug Administration for in vitro diagnostic use.
We also offer ASRs aimed at the translational medicine and molecular diagnostics market. Most ASRs are exempt from the premarket clearance and approval requirements. In our role as an ASR manufacturer, we are, however, subject to certain regulatory requirements that apply to manufacturers of medical devices in general (e.g., establishment registration, device listing, medical device reporting, labeling, and Quality System Regulations).
We will continue to develop diagnostic products ourselves or with our collaborative partners that may require regulatory clearance or approval by governmental agencies. Commercially available in vitro diagnostic test kits and the reagents and instrumentation used to perform in vitro diagnostic tests are regulated as medical devices and may be subject to pre-market review requirements by the FDA in the U.S. and by other regulatory agencies in other countries. The FDA's Quality System Regulations also apply in connection with our manufacture of arrays and systems as components for use in diagnostic products distributed outside of the research environment. Obtaining these clearances or approvals and complying with the additional requirements for device manufacturers may require the expenditure of substantial resources over a significant period of time, and we cannot assure you that the clearances or approvals we seek will be granted on a timely basis, if at all. Once granted, a clearance or approval may place substantial restrictions on how a device may be marketed or labeled. In addition, various federal, state and foreign statutes and regulations govern or influence the manufacturing, safety, and storage of our products and components of our products as well as our record keeping.
The FDA, the Centers for Medicare & Medicaid Services (“CMS”) (in its role as the agency that administers the Clinical Laboratory Improvement Amendments of 1988), state authorities, and foreign government regulators are increasingly focused on genetic analysis tools, including the use of microarrays labeled for research use only, by clinical laboratories in tests that are developed and validated by a laboratory for its own use (“laboratory-developed tests” or “LDTs”). Historically, the FDA has exercised enforcement discretion with respect to most LDTs and has not required laboratories that furnish LDTs to comply with the agency’s requirements for medical devices. In recent years, however, the FDA has stated it intends to end its policy of general enforcement discretion and regulate certain LDTs as medical devices. To this end, on October 3, 2014, the FDA issued two draft guidance documents, entitled “Framework for Regulatory Oversight of Laboratory Developed Tests (LDTs)” and “FDA Notification and Medical Device Reporting for Laboratory Developed Tests (LDTs)”, respectively, that set forth a proposed risk-based regulatory framework that would apply varying levels of FDA oversight to LDTs. The FDA has indicated that it does not intend to modify its policy of enforcement discretion until the draft guidance documents are finalized, and even then, the new regulatory requirements are proposed to be phased-in consistent with the schedule set forth in the guidance (in as little as 12 months after the draft guidance is finalized for certain high-priority LDTs). Nevertheless, the FDA may decide to regulate certain LDTs on a case-by-case basis at any time.
Legislative proposals addressing the FDA’s oversight of LDTs have been introduced in previous Congresses, and we expect that new legislative proposals will be introduced from time-to-time. The likelihood that Congress will pass such legislation and the extent to which such legislation may affect the FDA’s plans to regulate certain LDTs as medical devices is difficult to predict at this time.
We cannot predict the nature of future regulatory requirements with respect to the sale and use of arrays that clinical laboratories may use for the development of LDTs, or the extent to which such requirements may impact our business.
Our failure to comply with governmental rules and regulations related to our products could cause us to incur significant adverse publicity, or subject us to investigations, notices of non-compliance, fines, injunctions, civil penalties, recall or seizure of products, operating restrictions, partial suspension or total shutdown of production, denial of or challenges to applications for premarket clearance or approval, restrictions on labeling and promotion of our products, or criminal prosecution.
Medical device laws and regulations are also in effect in many countries, including countries in the European Union and Asia Pacific, ranging from comprehensive device approval requirements to requests for product data or certifications. The number and scope of these requirements are increasing. We may not be able to obtain regulatory approvals in such countries or may incur significant costs in obtaining or maintaining our foreign regulatory approvals and complying with other foreign regulatory requirements. In addition, the export by us of certain of our products which have not yet been cleared for domestic commercial distribution may be subject to FDA or other export restrictions.

We have agreed to sell certain products to government entities and, as a result, we are subject to various statutes and regulations that apply to companies doing business with government entities. Our failure to comply with these requirements might result in suspension of these contracts or administrative or other penalties, and could have a material adverse effect on our ability to compete for future government grants, contracts and programs.

Reimbursement
The financial health of our customers that are clinical laboratories depends on the extent to which third-party payers (e.g., Medicare, Medicaid, and commercial insurers) reimburse laboratories for diagnostic services. To the extent that our products may be used in clinical laboratory services billed to payors, the market for our products for use in such services may be affected by changes in reimbursement rules and policies for clinical laboratory services. Under the Affordable Care Act, expansion in healthcare coverage expand the market for clinical diagnostic testing while at the same time, various policies aimed at reducing costs or bundling care may reduce the rates paid for such services; the net impact of these factors on the market for our products is not clear. In April 2014, Congress passed the Protecting Access to Medicare Act of 2014, which included substantial changes to the way in which clinical laboratory services will be paid under Medicare. Beginning in 2017, Medicare payments for clinical laboratory services will be paid based upon private payor rates as reported by clinical laboratories across the United States in contrast to the current system, which is based upon fee schedules derived from historical charges for tests from approximately 30 years ago. We cannot predict the impact of the new payment system on rates for tests that may use our products. It is possible that the new system could reduce payment rates for health care products and services, adversely affect the profits of our customers and collaborative partners and thus reduce our royalties and product sales.

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

Employees
As of December 31, 2014, we had approximately 1,100 full-time employees. The employee group includes chemists, engineers, computer scientists, mathematicians and molecular biologists with experience in the diagnostic products, medical products, semiconductor, computer software and electronics industries. None of our employees is represented by a collective bargaining agreement, nor have we experienced work stoppages. Our success depends in large part on our ability to attract and retain skilled and experienced employees.
Seasonality
Customer demand for products is typically highest in the fourth quarter of the calendar year as customers spend unused budget allocations before the end of the year.
Backlog
In general, orders are shipped in the quarter in which they are received. Order backlog represents orders we believe to be firm but were not shipped for reasons including production constraints, supply chain limitations, customer shipping schedules, and pending credit reviews. In addition, backlog may not result in sales because of cancellation of orders or other factors. We believe that order backlog is not a reliable indicator of future business prospects. As of December 31, 2014 and 2013, order backlog was not significant.

Financial Information About Geographic Areas
Our total revenue from customers outside of the United States for the years ended December 31, 2014, 2013 and 2012 was $136.3 million, $128.1 million and $124.4 million, or approximately 39%, 39% and 42%, respectively, of our total revenue. A summary of revenues from external customers attributed to each of our geographic areas for the years ended December 31, 2014, 2013 and 2012 is included in Note 16. "Segment and Geographic Information" to our financial statements included elsewhere in this Annual Report on Form 10-K.
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
Further, many of our current and potential customers have limited budgets. Accordingly, we cannot assure you that the successful introduction of new or enhanced products or services will not adversely affect sales of our current products and services or that customers which currently purchase our products or services will increase their aggregate spending as a result of the introduction of new products and services.
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
As of December 31, 2014, we had an aggregate of $128.0 million of outstanding indebtedness, of which $23.0 million is outstanding under our Senior Secured Credit Facility and $105.0 million is outstanding under our 4.00% Notes. Our indebtedness could materially adversely affect us, including by decreasing our business flexibility and increasing our borrowing costs. Refer to Note 12. "Long Term Debt Obligations" in the financial statements included in this Annual Report on Form 10-K for further information regarding our Senior Secured Credit Facility and 4.00% Notes. Increased levels of indebtedness may reduce funds available for our investment in product development as well as capital expenditures and other activities, increase our borrowing costs and create competitive disadvantages for us relative to other companies with lower debt levels.
In addition, our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive, regulatory, legal and other known and unknown factors beyond our control. There can be no assurance we can manage these risks successfully. If we are unable to generate cash flow sufficient to service our debt, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
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

Our ability to comply with covenants contained in the Senior Secured Credit Facility and any future agreements governing other indebtedness to which we are or may become a party may be affected by events beyond our control, including prevailing economic, financial, regulatory and industry conditions. The Senior Secured Credit Facility requires us to comply with financial performance covenants, including, without limitation, a minimum interest coverage ratio and maximum senior leverage multiple. Any additional indebtedness we incur in the future may subject us to further covenants.

Our failure to comply with these covenants could result in a default under the agreements governing the relevant indebtedness. In addition, unless cured or waived, the default could result in acceleration under our other instruments that contain cross-acceleration or cross-default provisions, including our 4.00% Notes, which could require us to repay or repurchase indebtedness, together with accrued interest, prior to the date it otherwise is due and that could adversely affect our financial condition. We may not be able to repay all amounts due in the event these amounts are declared due upon any event of default. Upon a default or cross-default the lenders under the Senior Secured Credit Facility could foreclose against the collateral.

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
Our eBioscience segment competes in the life science research market with companies such as Becton, Dickinson and Company, BioLegend Inc., Abcam plc, Thermo Fisher, Danaher, as well as some smaller companies. A number of competitors employ bundled arrangements in which customers pay for consumable products (such as reagent test kits), services and the related instruments under a single arrangement, including arrangements where the customer commits to purchase a minimum volume of consumable products annually. Since we do not currently produce instruments for this market, and bundled arrangements can allow competitors to offer lower prices for competing products, customer demand for these bundled arrangements could lead to loss of market share or force us to supply products at a discount.
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
Our commercial success depends, in part, on our ability to develop and maintain collaborative relationships and licenses with key companies as well as with key academic researchers. In particular, we depend on third parties for in-licensed technology and components for a variety of our product lines. We collaborate with a number of instrumentation and reagent companies, including Danaher Corporation, CapitalBio, Genisphere, Hamilton Robotics, Thermo Fisher, Luminex, Siemens Medical Solutions Diagnostics, Takara Bio Inc., New England Biolabs, and Qiagen. Some of these collaborators, like Thermo Fisher, Takara Bio, New England Biolabs, and Luminex, are currently sole suppliers of components of some of our reagent kits but they are also our competitors. Relying on our collaborative relationships is risky to our future success because:

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
Prior to 2002, we incurred losses each year since our inception, and we reported losses in 2006 and from 2008 through 2013. As a result, we had an accumulated deficit of approximately $509.6 million as of December 31, 2014. Our ability to achieve sustained profitability will depend, in part, on the rate of growth of our revenue and on the level of our expenses. We reported year-over-year revenue growth in 2014, 2013 and 2012 compared to a trend of declining revenue in 2011. The 2013 and 2012 revenue growth was primarily due to the acquisition of eBioscience mid-2012 that continues to grow revenues. Revenue growth in 2014 was driven by increased product and service sales across the portfolio offset by declines in our Expression Business Unit. We have reported continued decreases in revenue for Affymetrix Core in the past. There can be no assurance that our revenue will not decrease in future periods. We reported cost savings during fiscal 2013 largely driven by corporate restructuring in early 2013. We have also reported income from operations in 2014 and will continue to explore opportunities to grow our revenue and income from operations; however, there can be no assurance that anticipated growth will materialize. We expect to continue incurring significant expenses related to research and development, sales and marketing efforts to commercialize our products, litigation and non-cash stock based compensation, and we expect to continue to experience fluctuations in our operating results. If our revenue grows more slowly than we anticipate, if our gross margins are lower than we project or if our operating expenses are above what we expect or cannot be reduced in the event of lower revenue, we may not become profitable on a sustained basis, or at all.
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
Our results may be impacted by changes in foreign currency exchange rates.
A significant amount of our revenue is currently generated from sales outside the United States, predominantly in Europe and Japan. Although such transactions are denominated in both U.S. dollars and foreign currencies, our future revenue, gross margin, expenses and financial condition are still affected by changes in foreign currency exchange rates. Increases in the value of the U.S. dollar could increase the price of our products so that they become relatively more expensive to customers in a particular country, possibly leading to a reduction in sales and profitability in that country. Also, if our international sales increase, we may enter into a greater number of transactions denominated in foreign currencies, which would expose us to greater foreign currency risks, including changes in currency exchange rates. In particular, given the fluctuations in Euro and Japanese Yen in the second half of 2014, we have been exposed to an increased risk environment. Gains and losses on the conversion to U.S. dollars of such revenues and of other associated monetary assets and liabilities, as well as profits and losses incurred in certain countries, may contribute to fluctuations in the value of our assets and our results of operations. We also have costs and expenses that are denominated in foreign currencies, and decreases in the value of the U.S. dollar could result in increases in such costs that could have a significant negative impact on our results of operations. In addition, fluctuating values between the U.S. dollar and other currencies can result in currency gains which are used in the computation of foreign taxes and can increase foreign taxable income. Additionally, the assets and liabilities of our non-U.S. subsidiaries are denominated in foreign currencies and translated to U.S. dollars at exchange rates in effect at the balance sheet date. Generally, such assets are adversely affected when the U.S. dollar strengthens relative to other currencies.

We enter into foreign currency forward contracts to manage a portion of the volatility related to transactions that are denominated in foreign currencies. We will experience foreign currency gains and losses in certain instances if it is not possible or cost effective to hedge our foreign currency exposure or should we suspend our foreign currency forward contracts. Our ultimate realized loss or gain with respect to currency fluctuations will generally depend on the size and type of cross-currency exposures that we enter into, the currency exchange rates associated with these exposures and changes in those rates, whether we have entered into foreign currency forward contracts to offset these exposures and other factors. If we are unable to address these risks and challenges effectively, our results of operations and financial position could suffer.

Due to the international nature of our business, political or economic changes or other factors could harm our business.
Our international operations are subject to unexpected changes in, or impositions of, legislative or regulatory requirements, including export and trade barriers and taxes; longer payment cycles and greater difficulty in accounts receivable collection.
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
Failure in our information technology systems or unforeseen problems with the implementation and maintenance of our information systems could disrupt our operations and cause the loss of customers or business opportunities.
Information technology ("IT") systems are used extensively in virtually all aspects of our business, including sales forecast, order fulfillment and billing, making payments, shipping products, tracking customers, filling contractual obligations, customer service, logistics and management of data from running samples on our products. Our success depends, in part, on the continued and uninterrupted performance of our IT systems. IT systems may be vulnerable to damage from a variety of sources, including telecommunications or network failures, power loss, human acts and natural disasters. Moreover, despite the security measures we have implemented, our IT systems may be subject to physical or electronic break-ins, computer viruses, computer denial-of-service attacks, unauthorized access to customer or employee data or company trade secrets and similar disruptive problems. We also have taken precautionary measures to prevent unanticipated problems that could affect our IT systems. Nevertheless, we may experience damages to our systems, and system failures and interruptions.
As a part of our ongoing effort to upgrade our current information systems, we are implementing new enterprise resource planning software and other software applications to manage certain of our business operations. As we implement and add functionality, problems could arise that we have not foreseen. Such problems could adversely impact our ability to provide quotes, take customer orders or otherwise run our business in a timely manner. In addition, if our new systems fail to provide accurate and increased visibility into pricing and cost structures, it may be difficult to improve or maximize our profit margins. As a result, our results of operations and cash flows could be adversely affected. When we upgrade or change systems, we may suffer interruptions in service, loss of data, or reduced functionality. Certain of our systems are not redundant, and our disaster recovery planning is not sufficient for every eventuality.
If we experience systems problems, they may interrupt our ability to operate and adversely affect our reputation and result in a loss of customers and revenues.
Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.
In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information, and that of our customers, and personally identifiable information of our customers and employees. The secure maintenance of this information is important to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions. Any such breach could compromise our systems and the information stored there could be accessed, publicly disclosed, lost, or stolen. Any such access, disclosure, or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and damage to our reputation.
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
The FDA has jurisdiction over medical devices, including in vitro diagnostic test kits and the reagents and instrumentation used to perform these tests. In vitro diagnostic tests, reagents, and instruments may be subject to pre-market review and post-market controls by the FDA. Certain in vitro diagnostic products must also be approved by foreign regulatory agencies before the product can be sold outside the United States. Commercialization of our and our collaborative partners' in vitro diagnostic products outside of the research environment may depend upon successful completion of clinical trials. Clinical development is a long, expensive and uncertain process and we do not know whether we, or any of our collaborative partners, will be permitted to undertake the clinical trial(s) required to support a marketing application for any potential in vitro diagnostic products. It may take us or our collaborative partners many years to complete any such testing, and failure can occur at any stage. Delays or regulatory rejections of potential products may be encountered based on changes in regulatory policy during the period of product development and regulatory agency review. Moreover, if and when our projects reach clinical trials, we, or our collaborative partners, may decide to discontinue development of any or all of these projects at any time for commercial, scientific or other reasons. Any of the foregoing matters could have a material adverse effect on our business, financial condition and results of operations.
Many of our products are labeled “for research use only." Products labeled “for research use only” are not subject to premarket clearance or approval by the FDA, but are subject to limited, specific regulation with respect to their labeling. Merely including a labeling statement that a product is intended for research use only will not necessarily render the product exempt from the FDA’s clearance, approval, or other requirements. FDA may look to the totality of the circumstances surrounding the distribution of the product to determine whether the manufacturer intends for its product to be offered for clinical diagnostic use (versus for research use only). Written or verbal statements in any labeling, advertising or promotion, including performance claims, instructions for clinical interpretation, clinical information, and statements that suggest a clinical laboratory can validate a test through its own procedures and subsequently offer it for clinical use, the manufacturer’s provision of technical support for clinical applications, and solicitation of business from clinical laboratories may be considered by FDA as evidence of intended uses that conflict with research use only labeling.
Even when a product is not otherwise subject to FDA’s clearance or approval requirements, the FDA may impose restrictions as to manner in which we can market and sell our products. Such restrictions may materially and adversely affect our business, financial condition and results of operations.
The FDA, CMS, state authorities and foreign government regulators are increasingly focused on genetic analysis tools, including the use of arrays that are labeled for research use only, by clinical laboratories in LDTs. Historically, the FDA has exercised enforcement discretion with respect to most LDTs and has not required laboratories that furnish LDTs to comply with the agency’s requirements for medical devices. In recent years, however, the FDA has stated it intends to end its policy of general enforcement discretion and regulate certain LDTs as medical devices. To this end, on October 3, 2014, the FDA issued two draft guidance documents, entitled “Framework for Regulatory Oversight of Laboratory Developed Tests (LDTs)” and “FDA Notification and Medical Device Reporting for Laboratory Developed Tests (LDTs)”, respectively, that set forth a proposed risk-based regulatory framework that would apply varying levels of FDA oversight to LDTs. The FDA has indicated that it does not intend to modify its policy of enforcement discretion until the draft guidance documents are finalized, and even then, the new regulatory requirements are proposed to be phased-in consistent with the schedule set forth in the guidance (in as little as 12 months after the draft guidance is finalized for certain high-priority LDTs). Nevertheless, the FDA may decide to regulate certain LDTs on a case-by-case basis at any time.
Legislative proposals addressing the FDA’s oversight of LDTs have been introduced in previous Congresses, and we expect that new legislative proposals will be introduced from time-to-time. The likelihood that Congress will pass such legislation and the extent to which such legislation may affect the FDA’s plans to regulate certain LDTs as medical devices is difficult to predict at this time.
We cannot predict the extent of future regulatory requirements with respect to the sale and use of arrays. If regulations or enforcement policies restrict our customers' use of our products, or if we otherwise are required to obtain FDA premarket clearance or approval prior to commercializing our products, our ability to generate revenue from the sale of our products may be delayed or otherwise adversely affected.
Our failure to comply with governmental rules and regulations related to our products could cause us to incur significant adverse publicity, or subject us to investigations, notices of non-compliance, fines, injunctions, civil monetary penalties, recall or seizure of products, operating restrictions, partial suspension or total shutdown of production, delays in or challenges to premarket clearance or approval, restrictions on labeling and promotion of our products, or criminal prosecution.
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
We have agreements to sell certain products to government entities and, as a result, we are subject to various statutes and regulations that apply to companies doing business with the government. Our failure to comply with these requirements might result in suspension of these contracts or administrative or other penalties, and could have a material adverse effect on our ability to compete for future government grants, contracts and programs.
Healthcare reform and restrictions on coverage and reimbursement may limit our returns on molecular diagnostic products that we may develop independently or with our collaborators.
We are currently collaborating with our partners to develop diagnostic and therapeutic products. Our (or our collaborators’) ability to commercialize such products may depend, in part, on the extent to which coverage and reimbursement for these products will be available under U.S. and foreign rules and regulations that govern coverage and reimbursement for clinical testing services by government authorities, private health insurers and other organizations.
Under the Affordable Care Act, expansion in healthcare coverage may expand the market for clinical diagnostic testing while at the same time, various policies aimed at reducing costs or bundling care may reduce the rates paid for such services; the net impact of these factors on the market for our products is not clear. In April 2014, Congress passed the Protecting Access to Medicare Act of 2014, which included substantial changes to the way in which clinical laboratory services will be paid under Medicare. Beginning in 2017, Medicare payments for clinical laboratory services will be paid based upon private payor rates as reported by clinical laboratories across the United States in contrast to the current system, which is based upon fee schedules derived from historical charges for tests from approximately 30 years ago. We cannot predict the impact of the new payment system on rates for tests that may use our products. It is possible that the new system could reduce payment rates for health care products and services, adversely affect the profits of our customers and collaborative partners and thus reduce our royalties and product sales.
Under Medicare rules, diagnostic tests must be ordered by a physician who is treating the beneficiary and who uses the test results in patient management. As such, Medicare may deny coverage for a test, even if the test has been cleared or approved by the FDA, unless the Medicare Administrative Contractor determines that the test is useful in patient management. As such, our (and our collaborators’) ability to successfully commercialize a test may depend on the extent to which clinical data are developed that support the utility of the test in patient management. If we (or our collaborators) are unable to develop clinical data supporting the use of a test in patient management, payors may be unlikely to provide coverage or payment for such test.

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
Risks Related to Our Common Stock
The price of our common stock historically has been volatile. This volatility may affect the price at which you could sell your common stock, and the sale of substantial amounts of our common stock could adversely affect the price of our common stock.
The market price for our common stock has varied between a high of $10.15 on December 29, 2014, and a low of $6.37 on April 11, 2014 in the twelve-month period ending on December 31, 2014. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including those listed in this "Risk Factors" section and other, unknown factors. Our stock price also may be affected by comments by securities analysts regarding our business or prospects, our issuance of common stock or other equity securities, our inability to meet analysts' expectations, general fluctuations in the stock market or in the stock prices of our industry peers or our customers and general conditions and publicity regarding the genomics, biotechnology, pharmaceutical or life science industries. This volatility may affect the price of our common stock.
In addition, the sale of substantial amounts of our common stock could adversely impact its price. As of December 31, 2014, we had outstanding approximately 74.3 million shares of our common stock and options to purchase approximately 4.2 million shares of our common stock (of which approximately 2.6 million were exercisable as of that date). We also had outstanding approximately 3.1 million underlying restricted stock units as of December 31, 2014. As of December 31, 2014, we also had outstanding $105.0 million aggregate principal amount of our 4.00% Notes, which are convertible into shares of our common stock. We have reserved a total of approximately 17.9 million shares of our common stock to satisfy the settlement obligations of such notes. The sale or the availability for sale of a large number of shares of our common stock in the public market could cause the price of our common stock to decline.
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
These and other provisions of our charter documents and Delaware law could prevent or deter mergers, takeovers or other business combinations involving us, discourage potential acquirers from making tender offers for our common stock, or discourage proxy contests for changes in our management, any of which, under certain circumstances, could depress the market price of our common stock.
Future sales of our common stock could cause our share price to fall.

In November 2014, we entered into a sales agreement with Cantor Fitzgerald & Co. to offer shares of our common stock from time to time through “at-the-market” offerings, pursuant to which we offer and sell shares of our common stock for an aggregate offering price of up to $50 million. We are not obligated to make or continue to make any sale of shares of our common stock under the “at-the-market” offerings. We did not make any sales pursuant to the “at-the market” offering in 2014. However, the sale of securities pursuant to the “at-the-market” offerings will result in dilution of our stockholders and could cause our share price to fall.

ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.
ITEM 2.  PROPERTIES
Our corporate headquarters is located in Santa Clara, California, where we lease approximately 200,000 square feet and we have manufacturing facilities located in Singapore, Vienna, Austria and Cleveland, Ohio, where we lease approximately 147,000 square feet, 19,000 square feet and 18,000 square feet, respectively. In addition to our corporate headquarters, we lease approximately 165,000 square feet of administrative and research and development space in California (San Diego, Emeryville and Sunnyvale), Ohio (Cleveland), China (Beijing and Shanghai), Germany (Freiburg), Japan (Tokyo), United Kingdom (Wooburn Green), Brazil (Sao Paulo) and Dubai.

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

	Low	High
2014
First Quarter	$6.65	$9.50
Second Quarter	$6.37	$9.42
Third Quarter	$7.98	$9.36
Fourth Quarter	$7.10	$10.15
2013
First Quarter	$3.28	$4.74
Second Quarter	$3.30	$4.73
Third Quarter	$3.54	$6.30
Fourth Quarter	$6.35	$8.85

As of February 16, 2015, there were approximately 244 holders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company ("DTC"). All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and therefore are considered to be held of record by Cede & Co. as one shareholder.
No cash dividends have been paid on our common stock. We currently intend to retain all future earnings, if any, for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.
No equity securities were sold during 2014 that were not registered under the Securities Act of 1933, as amended (the "Securities Act"). We did not repurchase any shares of our common stock during the fourth quarter of 2014.
For information regarding compensation plans under which equity securities were authorized for issuance, see the section of the Proxy Statement to be filed in connection with our 2015 Annual Meeting of Shareholders entitled "Equity Compensation Plan Information," incorporated by reference into Item 12 of this Annual Report on Form 10-K.

Performance Graph
The graph below compares the cumulative total return* on our common stock for the period commencing on December 31, 2009 and ending December 31, 2014 compared to the CRSP Total Return Index for the Nasdaq National Market (U.S. companies) and the CRSP Total Return Index for the Nasdaq Pharmaceutical Stocks (SIC 283). The stock price performance shown on the graph below is not necessarily indicative of future price performance.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2014
350.00
300.00
250.00
200.00
150.00
100.00
50.00
0.00
2009
2010
2011
2012
2013
2014
Affymetrix, Inc.
NASDAQ Stock Market (US Companies)
NASDAQ Pharmaceutical Index

*Assumes $100 invested on December 31, 2009 in our common stock and in each index listed above. The total return for our common stock and the indices used assumes the reinvestment of dividends, even though dividends have never been declared on our common stock.
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
ITEM 6.  SELECTED FINANCIAL DATA
The following selected financial data has been derived from our audited consolidated financial statements. The information below is not necessarily indicative of our future results of operations and should be read in conjunction with Item 1A. "Risk Factors," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8. "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K in order to fully understand the factors that may affect the comparability of the information presented below:

	Year Ended December 31,
	2014	2013	2012	2011	2010
Consolidated Statement of Operations Data:	(in thousands, except per share amounts)
Total revenue (1)	$349,019	$330,399	$295,623	$267,474	$310,746
Income (loss) from operations (2)	2,123	(12,552)	(39,091)	(16,641)	(5,167)
Net loss (3)	$(3,834)	$(16,327)	$(10,696)	$(28,161)	$(10,233)
Basic and diluted net loss per common share	$(0.05)	$(0.23)	$(0.15)	$(0.40)	$(0.15)
Shares used in computing basic and diluted net loss per common share	73,202	71,441	70,300	70,877	68,856

Consolidated Balance Sheet Data:
Cash, cash equivalents, and available-for-sale securities (4)	$79,923	$57,128	$35,736	$265,067	$237,184
Working capital	124,197	98,792	97,384	259,961	159,932
Total assets (4)	486,548	504,511	544,294	438,015	460,785
Long-term obligations (5)	145,576	153,196	188,252	104,596	107,220

(1)Included in the total revenue for the year ended December 31,

•	2013 is $88.9 million from eBioscience, a one-time licensing payment of $5.3 million from a diagnostic partner, and $4.5 million from Anatrace which was divested,

•	2012 is $50.5 million from eBioscience which we acquired on June 25, 2012.

(2)Included in loss from operations for the year ended December 31, 2012 was $8.8 million from eBioscience and the following items related to the acquisition of eBioscience:

•	$8.2 million in acquisition and integration related costs, and

•	$8.3 million in share-based compensation charges.

Additionally, we recognized $4.5 million and $1.8 million in 2013 and 2012, respectively, of expense related to our restructuring plans that was presented in a single line item labeled "Restructuring charges" in our accompanying Consolidated Statements of Operations.

In 2013, we recognized $9.3 million gain on the sale of the Anatrace-branded reagent product line that was presented in a single line item labeled "Gain on sale of product line" in our accompanying Consolidated Statements of Operations.

In 2014, we paid $5.1 million to Enzo Biochem, Inc. (Enzo) and recorded litigation settlement charge.

(3)As part of our repurchases and redemption of our 3.50% Notes, we recognized the following gains (see (5) for further details):

•	In 2013, we redeemed our remaining 3.50% Senior Convertible Notes and recognized a gain of $0.1 million; and

•	In 2010, we recognized a net gain of $6.3 million on repurchases totaling $151.7 million in aggregate principal amount.

(4)In 2013, we sold our Anatrace-branded reagent product line for net proceeds of approximately $11.8 million. The carrying value of the group of assets sold was approximately $2.5 million. In 2012, we completed the acquisition of eBioscience for aggregate cash consideration of $307.8 million.

(5)In 2014, we prepaid $16.5 million of our senior secured debt with cash provided by operations. In July 2014, we entered into the Fifth Amendment of our Credit Agreement, which provides, among other things, for (1) an uncommitted incremental term loan facility in an aggregate amount not to exceed $50.0 million and (2) the reduction of interest rate margins. As of December 31, 2014, the carrying amount of the senior secured debt was $23.0 million.

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

We repurchased and redeemed our 3.50% Notes:

•	In 2013, we redeemed the remaining outstanding 3.50% Notes for cash considerations of $3.9 million, including accrued and unpaid interest and transaction costs.

•	In 2012, a total of $91.6 million aggregate principal amount was purchased for cash consideration of $92.1 million, including accrued and unpaid interest and transaction costs of $0.5 million; and

•	In 2010, a total of $151.7 million aggregate principal amount was purchased for cash consideration of $143.6 million, including accrued and unpaid interest and transaction costs.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this document.
All statements in this annual report that are not historical are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act as amended, including statements regarding our strategic initiatives, anticipated cost savings, return to profitability and integration of and synergies related to eBioscience, as well as all other statements regarding our "goals," "expectations," "beliefs," "intentions," "strategies" or the like. Such statements are based on our current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Actual results or business conditions may differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, our capacity to identify and capitalize upon emerging market opportunities; risks relating to our ability to acquire new businesses and technologies and successfully integrate and realize the anticipated strategic benefits and cost savings or other synergies thereof, including our acquisition of eBioscience, in a cost-effective manner while minimizing the disruption to our business; risks that eBioscience's future performance may not be consistent with its historical performance; risks relating to our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness; risks relating to our ability to develop and successfully commercialize new products and services; uncertainties related to cost and pricing of our products; fluctuations in overall capital spending in the academic and biotechnology sectors; changes in government funding policies; our dependence on collaborative partners; the size and structure of our current sales, technology and technical support organizations; uncertainties relating to our suppliers and manufacturing processes; risks relating to our ability to achieve and sustain higher levels of revenue, higher gross margins and reduced operating expenses; uncertainties relating to technological approaches; global credit and financial market conditions; personnel retention; uncertainties relating to the FDA and other regulatory approvals; competition; risks relating to intellectual property of others and the uncertainties of patent protection and litigation; volatility of the market price of our common stock; unpredictable fluctuations in quarterly revenues; and the risk factors disclosed under Part I, Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2014. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statements are based, except as required by law.
Overview
Affymetrix is a provider of life science products and molecular diagnostic products that enable parallel analysis of biological systems at the gene, protein and cell level. We sell our products to genomic research centers, academic institutions, government and private laboratories, as well as pharmaceutical, diagnostic and biotechnology companies. Over 94,500 peer-reviewed papers have been published based on work using our products. We have approximately 1,100 employees worldwide and maintain sales and distribution operations across the United States, Europe, Latin America and Asia.
We were incorporated in California in 1992 and reincorporated in Delaware in 1998. Our principal executive offices are located at 3420 Central Expressway, Santa Clara, CA 95051. Our telephone number is (408) 731-5000.

Our Strategy
Our strategy has been to transform the company from one that is highly dependent on its GeneChip® Expression product line that faces intense competition in certain applications, to one with diversified revenue streams and a broad reach into the growing markets for translational medicine, molecular diagnostics and applied sciences, such as AgBio.

Since 2011, under the leadership of Dr. Frank Witney, our President and Chief Executive Officer, we have executed on a strategy to realign our product portfolio, stabilize our business and return our company to growth and profitability. We expect this transformation to take place over three phases, two of which are now completed:

•
Phase 1 (2011-2012) –Portfolio Realignment. During this phase, we reorganized ourselves into business units to sharpen our focus based on target markets. We also launched CytoScan®, our cytogenetic microarray product line, and acquired eBioscience. Through eBioscience, we offer flow cytometry reagents and immunoassay products which, aligned with our new product introductions, have enabled us to broaden our reach into the translational medicine, applied, and molecular diagnostics markets. We believe these actions contributed to the stabilization of our business and the realignment of our product portfolio positioned us for growth.

•
Phase II (2013-2014) – Profitability, Strengthen Balance Sheet, Development of Newer Product Lines. In the beginning of 2013, we implemented a corporate restructuring which resulted in significant cost savings and accelerated our path to profitability. In addition, we reduced our senior secured debt to $23.0 million as of December 31, 2014. We grew total revenue by 9% in 2014 compared to 2013, after adjustment for the divestiture of our Anatrace product line (which was sold in 2013) and a one-time license payment in 2013. This growth was driven by strong sales of CytoScan and Axiom Genotyping products and services, along with eBioscience products. We trained and refocused our internal research and development, marketing, operations and regulatory teams along with our global commercial organization to expand our reach to customers in the translational medicine, molecular diagnostics and applied markets.

•
Phase III (2015 -2016) – Strategic Flexibility, Expansion of Product Lines, Growth. We enter Phase III of our transformation in 2015. In this phase, our goal is to leverage the work we have done in Phase I and II in order to have well established and growing franchises in: (1) translational medicine and molecular diagnostics (with a focus on reproductive health and oncology); (2) genotyping (both human and AgBio); and (3) single cell biology (the analysis of individual cells that comprise the population of cells typically studied by researchers). We intend to continue the growth that we demonstrated in Phase II, as well as improve our profitability. We strengthened our balance sheet in Phase II and are now in position to evaluate complimentary technology acquisitions that may enhance our positions in our target markets.

Reportable Operating Segments
We report operating information on a business unit level to our chief operating decision-maker. Resource allocations and decision-making processes are also made at the business unit level by our chief operating decision-maker. Affymetrix Core accounted for approximately 73% of total revenue and eBioscience accounted for approximately 27% of total revenue during the year ended December 31, 2014.
Affymetrix Core is divided into four business units, with each business unit having its own strategic marketing and research and development groups to better serve customers and respond quickly to market needs. Affymetrix Core manufacturing operations are based on platforms that are used to produce various Affymetrix products that serve multiple applications and markets and similar customer and economic characteristics. Additionally, the business units share certain research and development and common corporate services that provide capital, infrastructure and functional support, including finance, legal and human resources. As such, we have concluded that the four business units represent one reportable operating segment. The following describes the four business units that form Affymetrix Core:

•	Expression: This business unit markets the Company's GeneChip® gene expression products and services;

•
Genetic Analysis and Clinical Applications: This business unit markets the Company's Axiom® genotyping product line, as well as products with clinical diagnostic and research applications including CytoScan® HD, OncoScan products, and the ViewRNA in-situ hybridization platform for clinical translational research. In addition, the business unit is responsible for managing the PbA clinical partnering and licensing program which enables third-party diagnostic companies to access and develop DNA and RNA-based diagnostic tests on Affymetrix technology platforms. This business unit also markets the CytoScan Dx product, the recently FDA approved microarray system for post natal diagnostics of children with developmental delays and intellectual disabilities;

•
Life Science Reagents: This business unit sells reagents, enzymes, purification kits and biochemicals used by life science researchers and other biological and health care manufacturers, including those developing and marketing Next Generation Sequencing (“NGS”) products and molecular diagnostics; and

•	Corporate: This business unit is comprised primarily of incidental revenue from royalty arrangements and field revenue from field-services provided to customers of the Company.
The eBioscience reporting segment operates with its own manufacturing, research and marketing groups. eBioscience does utilize certain Corporate functions such as finance, legal and human resources. This reportable segment specializes in the areas of flow cytometry reagents, immunoassays, microscopic imaging, other protein-based analyses, QuantiGene single and multiplex RNA solution assays (not including the View RNA in-situ hybridization platform) and the Procarta multiplex immunoassay product lines.

During 2014, the Genetic Analysis and Clinical Applications Business Unit began marketing the ViewRNA in-situ hybridization platform for clinical translational research of RNA in tissue sections, whereas these activities were previously part of the Expression Business Unit. In addition, eBioscience began integrating the development and marketing of the remaining QuantiGene (excluding the ViewRNA platform) and Procarta product lines during 2013 with full integration in 2014. These products were previously reported by the Expression Business Unit. Accordingly, segment information for prior periods has been restated to reflect these changes for purposes of comparability.

All of our business units sell their products through our Global Commercial Organization comprised of sales, field application and engineering support personnel. We market and distribute our products directly to customers in North America, Japan and major European markets. In these markets, we have our own sales, service and application support personnel responsible for expanding and managing their respective customer bases. In other markets, such as Mexico, India, Brazil, the Middle East and Asia Pacific, including China, we sell our products principally through third-party distributors that specialize in life science supply. We are selectively expanding our presence in the larger and more attractive markets, such as China. For certain molecular diagnostic and industrial opportunities, we supply our partners with arrays and instruments, which they incorporate into diagnostic products or other routine applications and assume the primary commercialization responsibilities.

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
We operate eBioscience as a separate segment to minimize or avoid any disruption of services, while taking advantage of opportunities to create efficiencies. We continue to seek additional research and development and commercial synergies between the two companies, including cross-selling opportunities, supply chain efficiencies and complementary distribution channels.
The Acquisition purchase price totaled $314.9 million, plus $17.5 million in other fees and expenses, including $8.5 million of underwriting and financing fees. The Acquisition was financed through a combination of cash on hand, the liquidation of available-for-sale securities, proceeds from the Term Loan of an aggregate principal amount of $85.0 million provided under our Senior Secured Credit Facility and the issuance of $105.0 million principal amount of our 4.00% Notes.

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
Our significant accounting policies are fully described in "Item 8. Financial Statements and Supplementary Data—Note 2. Summary of Significant Accounting Policies." However, certain accounting policies are particularly important to the reporting of our financial position and results of operations and require the application of significant judgment by our management. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates could have reasonably been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Management believes the following critical accounting policies reflect its more significant estimates and assumptions used in the preparation of the consolidated financial statements.
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
GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS – IMPAIRMENT ASSESSMENTS
We review goodwill for impairment on an annual basis and whenever events or changes in circumstances indicate that its carrying value may not be recoverable. We first conduct an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we then conduct a two-step test for impairment of goodwill. In the first step, the fair value of our reporting units is compared to their carrying values. If the fair values of the reporting units exceed the carrying value of the net assets, goodwill is not considered impaired and no further analysis is required. If the carrying values of the net assets exceed the fair values of the reporting units, then the second step of the impairment test must be performed in order to determine the implied fair value of the goodwill. If the carrying value of the goodwill exceeds the implied fair value, then an impairment loss equal to the difference would be recorded. During the third quarter of 2014, the Company performed an analysis of the qualitative factors and concluded that it was not more likely than not that the fair value of its reporting units are less than their carrying amounts.
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
SHARE-BASED COMPENSATION
We estimate the fair value of our option grants under our equity incentive plan and shares sold under our Employee Stock Purchase Plan using the Black‑Scholes-Merton ("BSM") option pricing model. This model requires the use of certain estimates and assumptions such as the expected term of options, estimated forfeitures, expected volatility of our stock price, expected dividends and the risk-free interest rate at the grant date to determine the fair value of the stock options. The fair value of our restricted stock awards, restricted stock units and performance based restricted stock units issued under our equity incentive plan, collectively referred to as restricted stock, is based on the market price of our common stock on the grant date. We recognize the fair value of its share-based compensation as expense on a straight-line basis over the requisite service period of each award, generally four years.
RESULTS OF OPERATIONS
The following discussion compares the historical results of operations for the years ended December 31, 2014, 2013 and 2012.

REVENUE

	Year ended December 31,			$ Change from		% Change from
	2014	2013	2012	2013	2012	2013	2012
Total revenue ($ in thousands):
Consumables	$294,244	$288,208	$247,687	$6,036	$40,521	2%	16%
Instruments	16,214	14,410	18,376	1,804	(3,966)	13%	(22)%
Product sales	310,458	302,618	266,063	7,840	$36,555	3%	14%
Services and other revenue	38,561	27,781	29,560	10,780	(1,779)	39%	(6)%
Total revenue	$349,019	$330,399	$295,623	$18,620	$34,776	6%	12%

Segment revenue ($ in thousands):
Affymetrix Core:
Expression	$73,368	$86,796	$104,486	$(13,428)	$(17,690)	(15)%	(17)%
Genetic analysis and clinical applicaitons	138,446	98,978	85,063	39,468	13,915	40%	16%
Life science reagents	26,166	30,228	32,050	(4,062)	(1,822)	(13)%	(6)%
Corporate	18,545	25,448	23,506	(6,903)	1,942	(27)%	8%
Total Affymetrix Core	256,525	241,450	245,105	15,075	(3,655)	6%	(1)%
eBioscience	92,494	88,949	50,518	3,545	38,431	4%	76%
Total revenue	$349,019	$330,399	$295,623	$18,620	$34,776	6%	12%

Segment revenue (% of revenue):
	2014	2013	2012
Affymetrix Core:
Expression	21%	26%	35%
Genetic analysis and clinical applicaitons	40%	30%	29%
Life science reagents	7%	9%	11%
Corporate	5%	8%	8%
Total Affymetrix Core	73%	73%	83%
eBioscience	27%	27%	17%
Total revenue	100%	100%	100%

Product sales
For the year ended December 31, 2014, product sales increased $7.8 million or 3% as compared to 2013. The increase was primarily due to higher volume of Cytogenetics, Axiom, OncoScan, and Procarta Plex products. These increases were partially offset by a decline in our legacy in vitro transcription (IVT) expression product sales and a decrease in revenue of $4.5 million due to the divestiture of our Anatrace-branded reagents in October of 2013. Instrument revenue increased due to a higher volume of genotyping instrument sales.
For the year ended December 31, 2013, product sales increased $36.6 million or 14% as compared to 2012. The increase was primarily due to a full year revenue from eBioscience in 2013 as compared to half a year revenue from eBioscience in 2012 and a $13.9 million increase in our Genetic Analysis and Clinical Applications business unit as a result of increased volume of sales in our Cytogenetics and Axiom® products. The increase is partially offset by a $17.7 million decline in our Expression business unit revenue.
Services and other revenue
For the year ended December 31, 2014, services and other revenue increased $10.8 million or 39% as compared to 2013. The increase was primarily due to increased Axiom genotyping services of $15.4 million and OncoScan services of $1.0 million. These increases were partially offset by lower royalties and license revenue of $5.7 million.
For the year ended December 31, 2013, services and other revenue decreased $1.8 million or 6% as compared to 2012. The decrease was primarily due to decreased Axiom services and field services, partially offset by a $5.3 million one-time licensing payment from a diagnostic partner in 2013.
Expression
For the year ended December 31, 2014, Expression revenue decreased $13.4 million or 15% as compared to 2013. The decrease was primarily due to lower IVT product sales of $10.4 million, lower Exon array sales of $7.1 million, and lower Gene array sales of $1.7 million. These decreases were partially offset by higher human transcriptome array (HTA) sales of $5.9 million.
For the year ended December 31, 2013, Expression revenue decreased $17.7 million or 17% as compared to 2012. The decrease was primarily driven by a decline in GeneChip revenue of $15.4 million, which was related to lower sales of IVT products. Instrument-related revenue also decreased $2.3 million as compared to the prior year.
Genetic Analysis and Clinical Applications
For the year ended December 31, 2014, Genetic Analysis and Clinical Applications revenue increased $39.5 million or 40% as compared to 2013. The increase was primarily due to increased Axiom® product sales and services of $23.8 million, increased Cytogenetics product sales of $7.9 million, increased instrument sales of $2.4 million, increased sales to PbA partners of $3.7 million, and increased OncoScanTM product sales and services of $3.7 million, partially offset by a decline in sales of SNP 6.0, our legacy genotyping product, of $2.5 million.
For the year ended December 31, 2013, Genetic Analysis and Clinical Applications revenue increased $13.9 million or 16% as compared to 2012. The increase was primarily due to increases in our CytoGenetics products of $7.4 million and Axiom product and service of $14.6 million. These increases were partially offset by a decline in sales of our legacy genotyping product, SNP 6.0, of $5.2 million and instruments of $1.7 million.
Life Science Reagents
For the years ended December 31, 2014 and 2013, Life Science Reagents revenue decreased $4.1 million or 13% and $1.8 million or 6%, respectively, when compared to prior year periods primarily due to the divestiture of our Anatrace-branded reagents in October 2013 and lower volume of sales.
Corporate
For the year ended December 31, 2014, Corporate revenue decreased $6.9 million or 27% as compared to 2013 due to a decrease in royalties and license revenue of $5.7 million and a decrease in freight revenue of $1.6 million related to change in classification.
For the year ended December 31, 2013, Corporate revenue increased by $1.9 million or 8% as compared to 2012 due to an increase in royalties and licensing fees of $4.4 million, partially offset by decrease in field service revenue of $1.4 million.
eBioscience
For the year ended December 31, 2014, eBioscience revenue increased $3.5 million or 4% as compared to 2013. The increase was primarily due to increase in our Procarta Plex sales of $6.2 million and Flow Cytometry sales of $1.2 million. These increases were offset by a decrease in our legacy Procarta product sales of $2.5 million and a decrease in Flowcytomics sales of $1.8 million.

For the year ended December 31, 2013, eBioscience revenue increased $38.4 million or 76% as compared to 2012. The increase was due to a full year of revenue in 2013 compared to six months in 2012.
GROSS MARGIN

Dollars in thousands	Year ended December 31,			$ % Change from
	2014	2013	2012	2013	2012
Total gross profit on product sales	$192,959	$168,636	$149,802	$24,323	$18,834
Total gross profit on services and other	$12,902	$12,402	$13,686	500	(1,284)

Product gross margin as a percentage of product sales	62%	56%	56%	6%	—%
Service gross margin as a percentage of services and other	33%	45%	46%	(12)%	(1)%

Product gross profit
For the year ended December 31, 2014, product gross profit increased $24.3 million as compared to 2013, primarily due to increased sales, favorable factory absorption on higher manufacturing volume to support increased sales, and the cost savings arising from using materials available internally in the manufacture of our products. The increase is also due to the decline in amortization of step-up in inventory fair value that was recognized when we acquired eBioscience in 2012 and was fully amortized as of June 30, 2014. Product gross profit for 2014 included $4.7 million of amortization of step-up in inventory fair value compared to $14.9 million in 2013. In addition, the increase is due to lower instrument and array warranty expense of $2.3 million and reduction in inventory reserve of $1.4 million related to an inventory write-off for a quality issue in the same period of 2013 and improved product shelf lives.
For the year ended December 31, 2013, product gross profit increased $18.8 million as compared to 2012, primarily due to the inclusion of eBioscience product margins. The increase is also due to headcount reduction savings following our first quarter restructuring effort, favorable cost absorption and material cost savings. These increases were partially off-set by lower product pricing and a shift to lower margin products.
Services and other gross profit
For the year ended December 31, 2014, services and other gross profit increased $0.5 million as compared to 2013, primarily due to favorable impact of revenue recognized from a large biobank project in 2014, offset by a decrease in royalty and license revenue.
For the year ended December 31, 2013, services and other gross profit decreased $1.3 million as compared to 2012, primarily due to decreased Axiom services and field services, partially offset by $5.3 million one-time licensing payment from a diagnostic partner.
OPERATING EXPENSES

Dollars in thousands	Year ended December 31,			$ Change from		% Change from
	2014	2013	2012	2013	2012	2013	2012
Research and development	$50,227	$47,670	$57,881	$2,557	$(10,211)	5%	(18)%
Selling, general and administrative	148,411	141,430	142,853	6,981	(1,423)	5%	(1)%
Litigation settlement	5,100	—	—	5,100	—	nm	nm
Restructuring charges	—	4,490	1,845	(4,490)	2,645	(100)%	143%
nm - not meaningful

Research and development
For the year ended December 31, 2014, research and development expenses increased $2.6 million or 5% as compared to 2013. The increase was primarily due to consulting services of $2.8 million related to the development of our new instrument and increased compensation and benefits of $0.4 million, partially offset by lower spending on supplies of $0.7 million.
For the year ended December 31, 2013, research and development expenses decreased $10.2 million or 18% as compared to 2012. The decrease was primarily due to lower spending on supplies of $4.4 million, savings in headcount-related costs due to restructuring totaling $4.1 million and savings in allocated costs associated with IT and facilities of $3.4 million and consulting of $2.9 million. These decreases were partially offset by an increase in eBioscience research and development expenses and an increase in variable compensation costs of $1.1 million. eBioscience research and development expense increased approximately $5.0 million because 2013 represents a full year of expenses compared to half a year in 2012.
Selling, general and administrative

For the year ended December 31, 2014, selling, general and administrative expenses increased $7.0 million or 5% as compared to 2013. The increase was primarily due to increases in compensation and benefits of $5.0 million due to increased headcount, increased bonus attainment and commission accelerators, increased stock-based compensation of $2.2 million, and additional legal fees of $3.0 million incurred during 2014 primarily related to on-going litigation activities, partially offset by lower depreciation and amortization expense of $2.2 million due to assets becoming fully depreciated and amortized.
For the year ended December 31, 2013, selling, general and administrative expenses decreased $1.4 million or 1% as compared to 2012. The decrease was primarily due to savings in headcount related costs totaling $7.2 million, lower facilities and rent expense of $1.6 million, lower consulting fees of $1.0 million, lower depreciation and amortization expense of $1.5 million due to assets becoming fully amortized, and lower allocated costs associated with IT and facilities of $3.2 million. The decrease was mostly offset by an increase in eBioscience selling, general and administrative expenses of $18.2 million, and an increase in variable compensation costs of $3.5 million. Selling, general and administrative expenses for eBioscience increased approximately $18.2 million because 2013 represents a full year of expenses compared to half a year in 2012. In addition, in 2012, we incurred non-recurring acquisition-and integration-related costs of $16.5 million as compared to $0.8 million incurred in 2013.
Litigation settlement
On April 22, 2014, the Company entered into a settlement agreement with Enzo with respect to our dispute with Enzo brought in the Southern District Court of New York. Pursuant to the agreement the Company agreed to pay Enzo $5.1 million as consideration for both parties agreeing to release each other from all liabilities and claims arising under both lawsuits. As the settlement related to past claims with no ongoing benefit, these costs were recognized during the first three months of 2014 when the amount was determined to be probable and estimable.
Restructuring charges
During 2012, the Company initiated a cost reduction action that included workforce reductions to realign the Company's organization to support its strategy to stabilize its core business and position the Company for growth. Restructuring charges of $4.5 million and $1.8 million were recognized during the first half of 2013 and fourth quarter of 2012, respectively. The restructuring activities were completed in the second quarter of 2013.

OPERATING INCOME (LOSS)

Dollars in thousands	Year ended December 31,			$ Change from		% Change from
	2014	2013	2012	2013	2012	2013	2012
Operating income (loss):
Affymetrix Core	2,917	(1,085)	(35,374)	$4,002	$34,289	369%	97%
eBioscience	(794)	(11,467)	(3,717)	10,673	(7,750)	93%	(209)%
Total operating income (loss)	$2,123	$(12,552)	$(39,091)	$14,675	$26,539	117%	68%

Reconciliation to loss before income taxes:
Other income (expense), net	$652	$802	$(265)	$(150)	$1,067	(19)%	403%
Interest expense	6,373	12,711	7,193	(6,338)	5,518	50%	(77)%
Gain on sale of product line	—	9,295	—	(9,295)	9,295	(100)%	nm
Loss before income taxes	$(3,598)	$(15,166)	$(46,549)	11,568	31,383	76%	67%
nm - not meaningful

Other income (expense), net, decreased $0.2 million for the year ended December 31, 2014 as compared to 2013. The decrease was primarily due to currency losses related to the fluctuations in Euros and Japanese Yen, offset by the gains recorded in 2014 related to the liquidation of non-marketable securities.
Other income (expense), net, increased $1.1 million for the year ended December 31, 2013 as compared to 2012. The increase was primarily due to a property tax refund of approximately $0.6 million, receipt of $0.2 million for a private biotechnology company investment that was fully impaired, and lower impairment loss recorded in 2013.
Interest expense decreased in 2014 as compared to 2013, primarily due to a combination of lower outstanding borrowings in 2014 as well as lower interest rates following the refinancing of our Senior Secured Credit Facility in October 2013 and the further modification in July 2014.
Interest expense increased in 2013 as compared to 2012 due to a full year of interest expense in 2013 compared to six months in 2012 on our Term Loan. The Company also refinanced the Senior Secured Credit Facility and wrote off unamortized debt issuance costs of $2.5 million associated with the original Term Loan during 2013.
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
INCOME TAX PROVISION (BENEFIT)

Dollars in thousands				Dollar		Percentage
	Year ended December 31,			change from		change from
	2014	2013	2012	2013	2012	2013	2012
Income tax provision(benefit)	$236	$1,161	$(35,853)	$(925)	$37,014	(80)%	(103)%

The income tax expense in 2014 of approximately $0.2 million consisted primarily of foreign taxes, offset by a benefit resulting from a reduction in valuation allowance for net deferred tax assets arising from other comprehensive income recorded in accordance with intraperiod tax allocation provisions, as well as a benefit related to uncertain tax benefits resulting from lapses of statute of limitations and effective settlements. The income tax expense in 2013 of approximately $1.2 million consisted primarily of foreign taxes, offset by an income tax benefit of approximately $0.3 million resulting from a reduction in valuation allowance for net deferred tax assets arising from other comprehensive income recorded in accordance with intraperiod tax allocation provisions. The income tax benefit in 2012 of approximately $35.9 million consisted primarily of a $37.1 million one-time benefit resulting from a change in valuation allowance for our previously existing deferred tax assets as a result of the Acquisition, offset by an income tax provision for foreign taxes.
Deferred tax assets are recognized if the realization of such assets is more likely than not. As of December 31, 2014, we provided for a valuation allowance of $138.0 million against our net deferred tax assets. As a result of negative evidence based on our cumulative net loss position, we have placed a full valuation allowance on U.S. and certain foreign deferred tax assets. We intend to maintain the valuation allowance until sufficient positive evidence exists to assure realization of these tax benefits through future taxable income.
As of December 31, 2014, we had U.S. federal net operating loss carryforwards of $178.2 million which begin to expire in 2022 if not utilized, and California net operating loss carryforwards of $115.4 million which begin to expire in 2015 if not utilized. As certain of our net operating loss and tax credit carryforwards as of December 31, 2014 were generated by entities we previously acquired, they are subject to annual limitations due to the ownership change provisions under Internal Revenue Code Section 382 and similar state provisions. We expect our cash payments of U.S. taxes will be minimal as long as we are able to offset our taxable income by U.S. net operating losses and credits. If we have an ownership change subsequent to December 31, 2014, utilization of our net operating loss and tax credit carryforwards may be subject to an annual limitation against taxable income in future periods.

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
As of December 31, 2014, we had cash and cash equivalents of approximately $79.9 million. We anticipate that our existing capital resources along with the cash to be generated from operations will enable us to maintain currently planned operations, debt service, convertible notes repurchases, and capital expenditures for at least the next twelve months. These expectations are based on our current operating and financing plans, which are subject to change, and therefore we could require further funding. Factors that may cause us to require additional funding may include, but are not limited to: costs associated with defending third party claims; adverse ruling in any of our current litigation proceedings; investments required to commercialize our products; investments required to upgrade our older product lines; a decline in cash generated by sales of our products and services; our ability to maintain existing collaborative and customer arrangements and establish and maintain new collaboration and customer arrangements; arrangements that we may enter into in connection with future acquisitions; the progress of our research and development programs; initiation or expansion of research programs and collaborations; the costs involved in preparing, filing, prosecuting and enforcing intellectual property rights; the purchase of patent licenses; and other factors.
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

During the year ended December 31, 2014, we prepaid $16.5 million of our Senior Secured Credit Facility with cash provided by operations. In July 2014, we entered into the Fifth Amendment, which provides, among other things, for (1) an uncommitted incremental term loan facility in an aggregate amount not to exceed $50.0 million and (2) the reduction of interest rate margins. As of December 31, 2014, the carrying amount of the senior secured debt was $23.0 million.
As part of the terms of the Senior Secured Credit Facility, we are required to meet certain financial and other negative covenants. As of December 31, 2014, we were in compliance with the amended covenants. Refer to Note 12. "Long-Term Debt Obligations" for further details regarding our Senior Secured Credit Facility and 4.00% Notes.
From time to time, we may seek to retire, repurchase or exchange common stock or convertible notes in open market purchases, privately negotiated transactions dependent on market conditions, liquidity, and contractual obligations and other factors. We did not retire, repurchase or exchange any of our common stock or 4.00% Notes during the years ended December 31, 2014 or 2013. During the first quarter of 2012, we repurchased approximately $91.6 million of aggregate principal amount of our 3.50% Notes at par plus accrued and unpaid interest for total cash consideration of $92.1 million, including accrued interest of $0.5 million. In January 2013, we redeemed the remaining $3.9 million of outstanding aggregate principal amount of our 3.50% Notes at par plus accrued and unpaid interest of $0.1 million.
On November 18, 2014, we entered into a Sales Agreement with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) to offer shares of our common stock from time to time through Cantor Fitzgerald, as the Company’s sales agent for the offer and sale of the shares. The Company may offer and sell shares for an aggregate offering price of up to $50 million. We did not make any sales under the Sales Agreement in 2014.

Cashflow (in thousands)

	Year Ended December 31,
	2014	2013	2012
Net cash provided by operating activities	$43,483	$53,584	$3,731
Net cash provided by (used in) investing activities	(4,671)	15,652	(258,933)
Net cash (used in) provided by financing activities	(15,293)	(37,936)	78,500
Effect of foreign currency translation on cash and cash equivalents	(724)	157	436
Net increase (decrease) in cash and cash equivalents	$22,795	$31,457	$(176,266)

Operating Activities
Net cash provided by operating activities for the year ended December 31, 2014 was comprised of net loss of $3.8 million, non-cash charges of $44.3 million, and an increase related to changes in operating assets and liabilities of $3.0 million. Adjustments for non-cash expenses include depreciation and amortization expense of $30.7 million, $4.7 million of amortization on the fair value step-up of inventory, share-based compensation expense of $12.4 million and gain on sales of securities of $2.5 million.
Net cash provided by operating activities for the year ended December 31, 2013 was comprised of net loss of $16.3 million, non-cash charges of $57.6 million including a gain on the sale of the Anatrace product line of $9.3 million, and an increase related to changes in operating assets and liabilities of $12.3 million. Adjustments for non-cash expenses include depreciation and amortization expense of $39.0 million, $14.9 million of amortization on the fair value step-up of inventory, and share-based compensation expense of $7.7 million.
Investing Activities
Net cash used in investing activities for the year ended December 31, 2014 included proceeds from sale of non-marketable securities of $3.1 million and capital expenditures of $7.9 million.
During the first quarter of 2013, we sold our remaining available-for-sale securities for $9.4 million in cash proceeds. Investing activities for the year ended December 31, 2013 included $11.8 million proceeds from the sale of the Anatrace product line, capital expenditures of $4.8 million and purchases of technology rights of $0.7 million.
Financing Activities
Net cash used in financing activities for the year ended December 31, 2014 included $16.5 million of early payments on the outstanding principal amount of borrowings under our Term Loan agreement. Other financing activities generally consisted of stock option exercise activity under our employee stock plan. Cash used in the paying withholding taxes in connection with issuance of stock under our employee stock plan, net of treasury shares withheld for taxes, was $1.2 million for the year ended December 31, 2014.
In 2012, to fund the acquisition of eBioscience, we obtained a Term Loan of an aggregate principal amount of $85.0 million. On October 17, 2013, we amended the Credit Agreement and refinanced our Senior Secured Credit Facility, which is subject to certain financial and operating covenants and amortizes over a 5 year period. The Fourth Amendment provides, among other things, for new term loans in the aggregate principal amount of $38.0 million and new revolving loan commitments in the aggregate principal amount of $10.0 million. The proceeds from the debt refinancing were used to pay off existing senior debt. The existing unamortized deferred debt issuance costs with a carrying value of approximately $2.5 million were written off during the fourth quarter of 2013 as the modified terms of the arrangement are substantially different. Refer to Note 12. "Long-Term Debt Obligations" in this Annual Report on Form 10-K for further details regarding the Term Loan, our Senior Secured Credit Facility and our 4.00% Notes.
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
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
As of December 31, 2014, we had no off-balance sheet arrangements. The impact that our contractual obligations as of December 31, 2014 are expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

	Total	2015	2016	2017	2018	2019	Thereafter
Convertible notes (1)	$105,000	—	—	—	—	105,000	—
Senior secured credit facility (2)	22,950	—	—	150	22,800	—	—
Interest payments	20,815	4,888	4,766	4,644	4,417	2,100	—
Operating leases	65,222	9,003	7,229	7,745	7,055	7,193	26,997
Purchase commitments (3)	5,115	4,585	530	—	—	—	—
Total contractual obligations	$219,102	$18,476	$12,525	$12,539	$34,272	$114,293	$26,997

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

(3)
Purchase commitments include agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

The above table does not reflect unrecognized tax benefits of approximately $21.9 million, the timing of which is uncertain. Refer to "Item 8. Financial Statements and Supplementary Data—Note 15. Income Taxes" for additional discussion on unrecognized tax benefits.

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
Interest Rate Risk
We are exposed to market risk from changes in interest rates on long-term debt obligations. We have a combination of fixed and variable rate debt. Refer to "Item 8. Financial Statements and Supplementary Data-Note 12. Long-Term Debt Obligations." In October 2013, we refinanced $48.0 million under our Senior Secured Credit Facility. In July 2014, we entered into the Fifth Amendment, which provides, among other things, for (1) an uncommitted incremental term loan facility in an aggregate amount not to exceed $50.0 million and (2) the reduction of interest rate margins. As of December 31, 2014, we had $23.0 million of borrowings outstanding under the term loans. Our interest rate risk relates primarily to U.S. dollar LIBOR-indexed borrowings.
A 100 basis point increase in interest rates on the current borrowings is not expected to have a material impact on our financial position, results of operations or cash flows since interest on our borrowings is not material to our overall financial position.

	Periods of Maturity					Fair Value at December 31, 2014
	2015	2016	2017	Thereafter	Total
LIABILITIES:
4.00% convertible senior notes due 2019	$—	$—	$—	$105,000	$105,000	$188,337
Average interest rate				4.00%
Average interest rate				Variable
Senior secured credit facility	$—	$—	$150	$22,800	$22,950	$22,950
Average interest rate	Variable	Variable	Variable	Variable

Foreign Currency Exchange Rate Risk
We derive a portion of our revenues in foreign currencies, which are predominantly denominated in Euros and Japanese Yen. In addition, a portion of our assets are held in nonfunctional currencies of our subsidiaries. We use currency forward contracts to manage a portion of the currency exposures created from our activities denominated in foreign currencies. Our hedging program is designed to reduce, but does not entirely eliminate, the impact of currency exchange rate movements. Refer to "Item 8. Financial Statements and Supplementary Data-Note 2. Summary of Significant Accounting Policies – Derivative Instruments" for further information.

The following table summarizes the notional amounts, weighted-average currency exchange rates and fair values of our unsettled foreign currency exchange forward contracts at December 31, 2014 and 2013. All contracts have maturities of 12 months or less. Weighted-average rates are stated in terms of the amount of U.S. dollars per foreign currency. Fair values represent estimated settlement amounts at December 31, 2014 and 2013 (notional amounts and fair values in U.S. dollars and in thousands):

	Notional Amount	Weighted- Average Settlement Price	Fair Value
December 31, 2014
Currency
Euro	$15,982	1.28	$822
Japanese Yen	3,391	106.75	365
British Pound	1,784	1.62	71
Interest rate swap	—		—
Total	$21,157		$1,258
December 31, 2013
Currency
Euro	$21,990	1.37	$(623)
Japanese Yen	4,588	103.00	185
British Pound	5,653	1.63	304
Interest rate swap	10,308		(11)
Total	$42,539		$(145)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AFFYMETRIX, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Affymetrix, Inc.
We have audited the accompanying consolidated balance sheets of Affymetrix, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Affymetrix, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Affymetrix, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control‑Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 18, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California
February 18, 2015

AFFYMETRIX, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31, 2014	December 31, 2013
ASSETS:
Current assets:
Cash and cash equivalents	$79,923	$57,128
Accounts receivable, net	46,896	50,862
Inventories—short-term portion	50,676	58,059
Deferred tax assets—short-term portion	3,778	767
Prepaid expenses and other current assets	9,197	8,920
Total current assets	190,470	175,736
Property and equipment, net	18,087	18,671
Inventories—long-term portion	5,956	5,972
Goodwill	156,178	161,595
Intangible assets, net	106,183	131,108
Deferred tax assets—long-term portion	303	355
Other long-term assets	9,371	11,074
Total assets	$486,548	$504,511

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable and accrued liabilities	$53,063	$45,534
Term loan—short-term portion	4,000	12,750
Deferred revenue—short-term portion	9,210	18,660
Total current liabilities	66,273	76,944
Deferred revenue—long-term portion	2,372	2,824
Convertible notes	105,000	105,000
Term loan—long-term portion	18,950	26,700
Other long-term liabilities	21,626	21,496
Stockholders' equity:
Convertible preferred stock, $0.01 par value; 5,000 shares authorized; no shares issued and outstanding at December 31, 2014 or 2013	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 74,287 and 72,305 shares issued and outstanding at December 31, 2014 and 2013, respectively	743	723
Additional paid-in capital	781,747	768,149
Accumulated other comprehensive income (loss)	(612)	8,392
Accumulated deficit	(509,551)	(505,717)
Total stockholders' equity	272,327	271,547
Total liabilities and stockholders' equity	$486,548	$504,511

See Accompanying Notes

AFFYMETRIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
REVENUE:
Product sales	$310,458	$302,618	$266,063
Services and other	38,561	27,781	29,560
Total revenue	349,019	330,399	295,623
COSTS AND EXPENSES:
Cost of product sales	117,499	133,982	116,261
Cost of services and other	25,659	15,379	15,874
Research and development	50,227	47,670	57,881
Selling, general and administrative	148,411	141,430	142,853
Litigation settlement	5,100	—	—
Restructuring charges	—	4,490	1,845
Total costs and expenses	346,896	342,951	334,714
Income (loss) from operations	2,123	(12,552)	(39,091)
Other income (expense), net	652	802	(265)
Interest expense	6,373	12,711	7,193
Gain on sale of product line	—	9,295	—
Loss before income taxes	(3,598)	(15,166)	(46,549)
Income tax provision (benefit)	236	1,161	(35,853)
Net loss	$(3,834)	$(16,327)	$(10,696)

Basic and diluted net loss per common share	$(0.05)	$(0.23)	$(0.15)

Shares used in computing basic and diluted net loss per common share	73,202	71,441	70,300

See Accompanying Notes

AFFYMETRIX, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Net loss	$(3,834)	$(16,327)	$(10,696)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(10,717)	2,410	4,553
Unrealized change in fair value of available-for-sale and non-marketable securities (net of tax of $290 and $290 for the years ended December 31, 2014 and 2013, respectively)	(154)	476	51
Unrealized change in fair value of cash flow hedges (net of tax of $154 and $0 for the years ended December 31, 2014 and 2013, respectively)	1,867	(796)	(794)
Net change in other comprehensive income (loss), net of tax	(9,004)	2,090	3,810
Comprehensive loss	$(12,838)	$(14,237)	$(6,886)

See Accompanying Notes

AFFYMETRIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

			Additional	Accumulated Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance as of December 31, 2011	70,454	$704	$750,332	$2,492	$(478,694)	$274,834
Issuance of common stock in connection with employee stock plans and other	271	5	(756)	—	—	(751)
Employee stock purchase plan	305	1	1,026	—	—	1,027
Share-based compensation expense	—	—	8,947	—	—	8,947
Net change in other comprehensive income (loss), net of tax	—	—	—	3,810	—	3,810
Net loss	—	—	—	—	(10,696)	(10,696)
Balance as of December 31, 2012	71,030	710	759,549	6,302	(489,390)	277,171
Issuance of common stock in connection with employee stock plans and other	924	9	(94)	—	—	(85)
Employee stock purchase plan	351	4	907	—	—	911
Share-based compensation expense	—	—	7,727	—	—	7,727
Income tax benefit from share-based compensation			60			60
Net change in other comprehensive income (loss), net of tax	—	—	—	2,090	—	2,090
Net loss	—	—	—	—	(16,327)	(16,327)
Balance as of December 31, 2013	72,305	723	768,149	8,392	(505,717)	271,547
Issuance of common stock in connection with employee stock plans and other	1,647	16	(987)	—	—	(971)
Employee stock purchase plan	335	4	2,174	—	—	2,178
Share-based compensation expense	—	—	12,411	—	—	12,411
Net change in other comprehensive income (loss), net of tax	—	—	—	(9,004)	—	(9,004)
Net loss	—	—	—	—	(3,834)	(3,834)
Balance as of December 31, 2014	74,287	$743	$781,747	$(612)	$(509,551)	$272,327

See Accompanying Notes

AFFYMETRIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,834)	$(16,327)	$(10,696)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	30,677	38,988	36,068
Amortization of inventory step-up in fair value	4,666	14,876	9,444
Excess tax benefits for share-based compensation	—	60	—
Share-based compensation	12,411	7,727	17,207
Deferred tax assets	(2,078)	(167)	(34,003)
Property and equipment, net—held for sale	—	—	3,491
Gain on sale of product line	—	(9,295)	—
Gain on sales of securities	(2,532)	218	(184)
Other non-cash transactions	1,132	5,205	1,532
Changes in operating assets and liabilities:
Accounts receivable, net	2,824	2,347	(514)
Inventories	603	2,455	12
Prepaid expenses and other assets	(460)	(9)	6,338
Accounts payable and accrued liabilities	8,750	(816)	(21,655)
Deferred revenue	(9,859)	9,596	(2,023)
Other long-term liabilities	1,183	(1,274)	(1,286)
Net cash provided by operating activities	43,483	53,584	3,731
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	—	—	(307,796)
Proceeds from sales of available-for-sale securities	—	9,364	52,063
Proceeds from maturities of available-for-sale securities	—	—	1,138
Proceeds from sale of property and equipment	130	—	5,509
Proceeds from sale of product line	—	11,832	—
Capital expenditures	(7,891)	(4,808)	(8,166)
Capital distribution from non-marketable investments	3,133	—	681
Purchase of technology rights	(43)	(736)	(2,362)
Net cash provided by (used in) investing activities	(4,671)	15,652	(258,933)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	1,207	825	276
Proceeds from term loan and revolver	—	48,000	80,500
Payments of term loan	(16,500)	(81,826)	(11,724)
Debt issuance costs	—	(1,080)	—
Proceeds from issuance of 4.00% convertible senior notes	—	—	101,062
Repurchase of 3.50% senior convertible notes	—	(3,855)	(91,614)
Net cash (used in) provided by financing activities	(15,293)	(37,936)	78,500
Effect of exchange rate changes on cash and cash equivalents	(724)	157	436
Net increase (decrease) in cash and cash equivalents	22,795	31,457	(176,266)
Cash and cash equivalents at beginning of period	57,128	25,671	201,937
Cash and cash equivalents at end of period	$79,923	$57,128	$25,671

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$5,434	$12,456	$6,968
Cash (paid) received for income taxes, net of refunds	$(1,563)	$(2,222)	$3,905
See Accompanying Notes

AFFYMETRIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
NOTE 1—NATURE OF OPERATIONS
Affymetrix, Inc. ("Affymetrix" or the "Company") is a provider of life science products and molecular diagnostic products that enable multiplex and parallel analysis of biological systems at the gene, protein and cell level. The Company sells products to genomic research centers, academic institutions, government and private laboratories, as well as pharmaceutical, diagnostic and biotechnology companies. The Company also sells its products principally through third party distributors that specialize in life science supply in Mexico, India, Brazil, the Middle East and Asia Pacific, including China.
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
Assets and liabilities of non-U.S. subsidiaries that use the local currency as their functional currency are translated to U.S. dollars at exchange rates in effect at the balance sheet date with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive income (loss) within stockholders' equity. Income and expense accounts are translated at average exchange rates during the year. Foreign currency transaction gains and losses are recognized, net of hedging activity, in interest income and other, net and were comprised of net loss of $2.5 million for the year ended December 31, 2014, net gain of $0.1 million for the year ended December 31, 2013, and net loss of $1.3 million for the year ended December 31, 2012.
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

CASH EQUIVALENTS, AVAILABLE-FOR-SALE SECURITIES AND INVESTMENTS
Marketable Securities
As of December 31, 2012 and during 2013, the Company held investments that consisted of marketable equity and debt securities, including U.S. government notes and bonds; corporate notes, bonds and asset‑backed securities; mortgage‑backed securities, municipal notes and bonds; and publicly traded equity securities. The Company reported all securities with maturities at the date of purchase of 90 days or less that were readily convertible into cash and have insignificant interest rate risk as cash equivalents. The Company's investments in marketable securities were carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders' equity. The cost of marketable securities is adjusted for the amortization of premiums and discounts to maturity and is included in interest income and other, net. Realized gains and losses, as well as interest income, on available-for-sale securities are also included in interest income and other, net. The cost of securities sold is based on the specific identification method. The fair values of securities are based on quoted market prices. As of December 31, 2014 and 2013, the company did not hold any marketable securities.
Other-than-temporary Impairment
All of the Company's non-marketable securities are subject to quarterly reviews for impairment that is deemed to be other-than-temporary ("OTTI"). An investment is considered other-than-temporarily impaired when its fair value is below its amortized cost and (1) the Company intends to sell the security; (2) it is "more likely than not" that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not expected to recover the entire amortized cost basis. Below is a summary of the Company's analysis:
During the years ended December 31, 2014, 2013 and 2012, the Company recorded no impairment charges on its marketable securities. Refer to Note 5. "Financial Instruments – Investments in Debt and Equity Securities" for further information.

The Company monitors the liquidity and financing activities of its non-marketable securities to determine if any impairment exists and accordingly writes down, to the extent necessary, the carrying value of the non-marketable equity securities to their estimated fair values. In order to determine whether a decline in value is other-than-temporary, the Company evaluates, among other factors: the duration and extent to which the fair value has been less than the carrying value; the financial condition of and business outlook of the issuer, including key operational and cash flow metrics, current market conditions; and the Company's intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in estimated fair value. The Company recognized impairment changes of $0.1 million and $0.5 million on its non-marketable securities during the years ended December 31, 2014 and 2013, respectively. During the year ended December 31, 2012, no impairment charges were recognized. Refer to Note 5. "Financial Instruments – Non-Marketable Securities" for further information.

ACCOUNTS RECEIVABLE
Trade accounts receivable are recorded at net invoice value. The Company considers amounts past due based on the related terms of the invoice. The Company reviews its exposure to amounts receivable and provides an allowance for specific amounts if collectability is no longer reasonably assured. The Company also provides an allowance for a percentage of the gross trade receivable balance (excluding any specifically reserved amounts) based on its collection history. The allowance for doubtful accounts was not significant at either December 31, 2014 or 2013.
DERIVATIVE INSTRUMENTS
The Company accounts for its derivative instruments as either assets or liabilities and carries them at fair value. Derivatives that are not defined as hedges must be adjusted to fair value through earnings at each reporting date.
For derivative instruments that hedge the exposure to variability in expected future cash flows that are designated as cash flow hedges, the Company measures the effectiveness of the derivative instruments by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item. The effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) ("OCI") in stockholders' equity and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument is recognized in current earnings. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions. The net gain or loss on the effective portion of a derivative instrument that is designated as an economic hedge of the foreign currency translation exposure of the net investment in a foreign operation is reported in the same manner as a foreign currency translation adjustment. Refer to Note 5. "Financial Instruments – Derivative Financial Instruments" for further information.
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
PROPERTY AND EQUIPMENT
Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the assets or the lease term, whichever is shorter. Equipment and furniture is depreciated over useful lives generally ranging from 3 to 7 years and leasehold improvements are depreciated over the shorter of the expected life of the asset or lease terms generally ranging from 3 to 15 years. Maintenance and repair costs are expensed as incurred. The Company reassesses the useful life of its property and equipment on a periodic basis and may adjust the lives accordingly.
In the fourth quarter of 2012, the Company sold its facility located in West Sacramento, California to a third-party for $5.8 million, which included $0.3 million of commissions and closing costs paid by the Company, and received $5.5 million in cash.
GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS
Goodwill represents the excess of the fair value of an acquired entity over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed in a business combination. Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from one to twelve years, with the amortization recognized in either cost of revenue or operating expenses, as appropriate.
Goodwill is not subject to amortization, but is tested for impairment on an annual basis during the third quarter or whenever events or changes in circumstances indicate the carrying amount of these assets may not be recoverable. Goodwill impairment testing is a two-step process and performed on a reporting unit level. In the first step, the Company conducts an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is more likely than not that the fair value of its reporting unit is less than its carrying amount, it then conducts the second step, a two-part test for impairment of goodwill. The Company first compares the fair value of its reporting units to their carrying values. If the fair values of the reporting units exceed the carrying value of the net assets, goodwill is not considered impaired and no further analysis is required. If the carrying values of the net assets exceed the fair values of the reporting units, then the second part of the impairment test must be performed in order to determine the implied fair value of the goodwill. If the carrying value of the goodwill exceeds the implied fair value, then an impairment loss equal to the difference would be recorded. During the third quarter of 2014, the Company performed an analysis of the qualitative factors and concluded that it was not more likely than not that the fair value of its reporting units are less than their carrying amounts.
Finite-lived intangible assets and other long-lived assets are reviewed for impairment when facts or circumstances suggest that the carrying value of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. Additionally, during each period, the Company evaluates the estimated remaining useful lives of purchased finite-lived intangible assets and other long-lived assets to determine whether events or changes in circumstances warrant a revision to the remaining period of amortization. For the years ended December 31, 2014, 2013 and 2012, no impairment charges on long-lived assets were recognized.
INCOME TAXES
Income tax expense is based on pre-tax financial accounting income. Under the liability method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company must then assess the likelihood that the resulting deferred tax assets will be realized. To the extent the Company believes that realization of the deferred tax assets is not more likely than not, the Company establishes a valuation allowance. Significant estimates are required in determining the Company's provision for income taxes, deferred tax assets and liabilities, any valuation allowance to be recorded against net deferred tax assets, and reserves for income tax related uncertainties. Some of these estimates are based on interpretations of existing tax laws or regulations. Various internal and external factors may have favorable or unfavorable effects on the Company's future effective tax rate. These factors include, but are not limited to, changes in overall levels of characterization and geographical mix of pretax earnings (losses), changes in tax laws, regulations and/or rates, changing interpretations of existing tax laws or regulations, changes in the valuation of deferred tax assets or liabilities, levels of research and development spending, nondeductible expenses, applicability of tax holidays, ultimate outcomes of income tax audits, income tax impacts of any business combination transactions, intraperiod tax allocation provisions, or changes in our equity structure. Relative to uncertain tax positions, the Company only recognizes the tax benefit if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the Company's financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.
CONTINGENCIES
The Company is subject to various legal proceedings principally related to intellectual property matters. Based on the information available at the most recent balance sheet date, the Company assesses the likelihood of any material adverse judgments or outcomes that may result from these matters, as well as the range of possible or probable loss, if any. If losses are probable and reasonably estimable, the Company will recognize a liability. Any liability recognized may change in the future due to new developments in each matter.
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
The Company derives the majority of its revenue from product sales of probe arrays, reagents, and related instrumentation that may be sold individually or combined with any of the Company's products, services or other sources of revenue. When a sale combines multiple elements upon delivery or performance of multiple products, services and/or rights to use assets, the Company allocates revenue for transactions or collaborations that include multiple elements to each unit of accounting based on its relative fair value or best estimate of selling price, and recognizes revenue for each unit of accounting when all revenue recognition criteria have been met. The price charged when an element is sold separately generally determines fair value.
Product Sales
Product sales include sales of probe arrays, antibodies, reagents and related instrumentation. Probe array, reagent and instrumentation revenue is recognized when earned, which is generally upon shipment and transfer of title to the customer and fulfillment of any significant post-delivery obligations. Accruals are provided for anticipated warranty expenses at the time the associated revenue is recognized.
Services
Services revenue includes equipment service revenue; scientific services revenue, which includes associated consumables; and revenue from custom probe array design fees. Revenue from equipment service contracts is recognized ratably over the life of the contract.
Revenue from scientific and DNA analysis services is recognized upon shipment of the required data to the customer.
Revenue from custom probe array design fees associated with the Company's GeneChip® CustomExpress™ and CustomSeq™ products is recognized when the associated products are shipped.

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
Any up-front, nonrefundable payments from collaborative product development agreements are recognized ratably over the research and product development period and at-risk based milestones are recognized when earned. Any payments received which are not yet earned are included in deferred revenue.
Transactions with Distributors
The Company recognizes revenue from transactions with distributors when the product is delivered either to customers or distributors. The Company's agreements with distributors do not include rights of return.
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
ADVERTISING COSTS
The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2014, 2013 and 2012 was $2.7 million, $2.2 million, and $2.0 million, respectively.
SHARE‑BASED COMPENSATION
The Company estimates the fair value of its option grants and shares sold under its Employee Stock Purchase Plan using the BSM option pricing model. This model requires the use of certain estimates and assumptions such as the expected term of options, estimated forfeitures, expected volatility of the Company's stock price, expected dividends and the risk-free interest rate at the grant date to determine the fair value of stock-based payments. The fair value of restricted stock awards, restricted stock units and performance based restricted stock units, collectively referred to as restricted stock, is based on the market price of the Company's common stock on the grant date. The Company recognizes the fair value of its share-based compensation as expense on a straight-line basis over the requisite service period of each award, generally four years. Refer to Note 13. "Stockholders' Equity and Share-Based Compensation Expense" for further information.
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
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
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
At December 31, 2014 and 2013, the components of accumulated other comprehensive income (loss), net of tax, are as follows (in thousands):

	Year Ended December 31,
	2014	2013
Foreign currency translation adjustment	$(2,933)	$7,784
Unrealized change on non-marketable securities	1,219	1,373
Unrealized change on cash flow hedges	1,102	(765)
Total accumulated other comprehensive income (loss), net of tax	$(612)	$8,392

The following table summarizes the amounts reclassified out of accumulated other comprehensive income (loss), net of tax, for the year ended December 31, 2014 (in thousands):

	December 31, 2013	(Decrease) / Increase	Reclassification Adjustment	December 31, 2014
Foreign currency translation adjustment	$7,784	$(10,717)	$—	$(2,933)
Unrealized change in fair value of non-marketable securities	1,373	(154)	—	1,219
Unrealized change in fair value of cash flow hedges	(765)	509	1,358	1,102
Total accumulated other comprehensive income (loss), net of tax	$8,392	$(10,362)	$1,358	$(612)

NET LOSS PER COMMON SHARE
Basic net loss per common share is calculated using the weighted‑average number of common shares outstanding during the period less the weighted‑average shares subject to repurchase. Diluted net loss per common share gives effect to dilutive restricted stock, stock options (calculated based on the treasury stock method), shares purchased under the employee stock purchase plan and convertible debt (calculated using an as-if-converted method).
Diluted earnings per share, if any, include certain potential dilutive securities from restricted stock, outstanding stock options (on the treasury stock method), shares purchased under the employee stock purchase plan and convertible notes (on the as-if-converted basis). The potentially dilutive securities excluded from diluted earnings per common share on an actual outstanding basis, were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Employee stock options	4,195	5,141	6,101
Employee stock purchase plan	121	153	210
Restricted stock and restricted stock units	3,118	4,161	3,734
Convertible notes	17,857	17,862	9,899
Total	25,291	27,317	19,944

RECENT ACCOUNTING PRONOUNCEMENTS
In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15). ASU 2014-15 requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, companies will have reduced diversity in the timing and content of footnote disclosures than under today’s guidance. ASU 2014-15 is effective for the Company in the first quarter of 2016 with early adoption permitted. The Company does not believe the impact of adopting ASU 2014-15 on its consolidated financial statements will be significant.
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
For the years ended December 31, 2014, 2013 and 2012, approximately 39%, 39% and 42%, respectively, of the Company's total revenue was generated from sales outside the United States. The Company's results of operations are affected by such factors as changes in foreign currency exchange rates, trade protection measures, longer accounts receivable collection patterns and changes in regional or worldwide economic or political conditions. The risks of the Company's international operations are mitigated in part by the extent to which its sales are geographically distributed.

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
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table represents the Company's fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014			December 31, 2013
	Fair Value Measurements Using Input Types			Fair Value Measurements Using Input Types
	Level 2	Level 3	Total	Level 2	Level 3	Total
Assets:
Derivative assets	$1,258	$—	$1,258	$185	$—	$185
Non-marketable securities	—	3,384	3,384	—	4,383	4,383
Total assets	$1,258	$3,384	$4,642	$185	$4,383	$4,568

Liabilities:
Derivative liabilities	$—	$—	$—	$938	$—	$938

Derivative financial instruments
The Company's derivative financial instruments are measured at fair value on a recurring basis utilizing Level 2 inputs as determined based on review of third-party sources. The fair value of the Company's derivative assets and liabilities is determined based on the estimated consideration the Company would pay or receive to terminate these agreements on the reporting date. The derivative assets and liabilities are classified in Prepaid expenses and other current assets and Accounts payable and accrued expenses, respectively, in the accompanying Consolidated Balance Sheets.

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
During the years ended December 31, 2014 and 2013, other-than-temporary impairment charges of $0.1 million and $0.5 million, respectively, were recognized on the Company's non-marketable securities. During the year ended December 31, 2012, no impairment charges were recognized. Net investment losses are included in Other income (expense), net in the accompanying Consolidated Statements of Operations. Depending on market conditions, the Company may incur additional losses on this investment in the future.
The following table summarizes the change in the fair value of the Company's non-marketable securities during the year ended December 31, 2014 (in thousands).

Balance as of December 31, 2013	$4,383
Sales	(3,133)
Impairment	(139)
Realized gain	2,548
Unrealized gain	(275)
Balance as of December 31, 2014	$3,384
Fair Value of Long-Term Debt Obligations
As further discussed in Note 12. "Long-Term Debt Obligations," are not measured at fair value on a recurring basis and are carried at amortized cost. The Company believes the fair value of the Term Loan approximates its carrying value, or amortized cost, due to the short-term nature of this obligation and the market rates of interest rates they bear. Such inputs are classified as Level 3 of the fair value hierarchy. The fair value of the Company's 4.00% Notes is based on quoted market prices as of the respective balance sheet date and therefore is classified as Level 1 of the fair value hierarchy. As of December 31, 2014, the fair value of the Company's 4.00% Notes was $188.3 million.
NOTE 5—FINANCIAL INSTRUMENTS
Investments in Debt and Equity Securities
During the first quarter of 2013, the Company liquidated its entire portfolio of available-for-sale securities. The available-for-sale securities were sold for total cash consideration of $9.4 million and the resulting net gain on sale of $0.1 million was recognized in Interest income and other, net in the accompanying Consolidated Statements of Operations.

Realized gain for the year ended December 31, 2013 was $0.1 million. No realized losses were incurred for the year ended December 31, 2013. Realized gains and losses are included in Interest income and other, net in the accompanying Consolidated Statements of Operations.
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
In accordance with the terms of the Credit Agreement in Note 12. "Long-Term Debt Obligations", the Company had previously maintained an interest rate swap (the "Interest Rate Swap"). As of December 31, 2013, the notional amount of the Interest Rate Swap was $10.3 million. In July 2014, the Company amended the terms of the Credit Agreement such that the interest rate swap is no longer required. Accordingly, the Company settled the Interest Rate Swap on September 30, 2014.
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
As of December 31, 2014 and 2013, the total notional values of the Company's derivative assets and liabilities were as follows (in thousands):

	December 31, 2014	December 31, 2013
Euro	$15,982	$21,990
Japanese yen	3,391	4,588
British pound	1,784	5,653
Interest rate swap	—	10,307
Total	$21,157	$42,538

The Company recognizes derivative on the accompanying Consolidated Balance Sheets at fair value. The following table shows the Company's derivatives as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014	December 31, 2013	Balance Sheet Classification
Derivative assets:
Foreign exchange contracts	$1,258	$185	Prepaid expenses and other current assets
Derivative liabilities:
Foreign exchange contracts	—	927	Accounts payable and accrued liabilities
Interest rate swap	—	11	Other long-term liabilities

The effective portions of designated cash flow hedges are recorded in OCI until the hedged item is recognized in operations. Derivatives that are not designated as hedging instruments and the ineffective portions of cash flow hedges are adjusted to fair value through operations.
Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses associated with such derivative instruments are reclassified immediately into operations through Other income (expense), net on the Consolidated Statements of Operations. Any subsequent changes in fair value of such derivative instruments are reflected in Other income (expense), net unless they are re-designated as hedges of other transactions.
As of December 31, 2013, the Interest Rate Swap was not designated as a hedging relationship. All other derivative assets and liabilities were designated as hedging relationships as of December 31, 2014 and 2013.
The following table shows the effect, net of tax, of the Company's derivative instruments on the accompanying Consolidated Statements of Operations and OCI for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year ended December 31,
	2014	2013	2012
Derivatives in cash flow hedging relationships:
Net gain (loss) recognized in OCI, net of tax	$1,867	$(796)	$(794)
Net gain reclassified from accumulated OCI into Revenue	1,303	800	1,226
Net gain reclassified from accumulated OCI into Other income (expense), net	55	158	—
Net gain recognized in Other income (expense), net	11	74	109
Derivatives not designated as hedging relationships:
Net gain (loss) recognized in Other income (expense), net	59	(122)	(539)

As of December 31, 2014, the Company's existing foreign currency forward exchange contracts mature within 12 months. The deferred amounts related to the Company's derivatives recorded in OCI as of December 31, 2014 and 2013, and expected to be recognized into earnings over the next 12 months are net gain (loss) of $1.1 million and $(0.8) million, respectively.
NOTE 6—INVENTORIES
Inventories consist of the following at December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Raw materials	$11,461	$11,587
Work-in-process	18,147	22,139
Finished goods	27,024	30,305
Total	$56,632	$64,031

Short-term portion	$50,676	$58,059
Long-term portion	$5,956	$5,972

Inventory at December 31, 2013 included $4.7 million of fair value step-up in basis that was recognized when the Company acquired eBioscience in 2012. Amortization expense related to the fair value step-up during the years ended December 31, 2014, 2013 and 2012 was approximately $4.7 million, $14.9 million and $9.4 million, respectively. The inventory fair value step-up was fully amortized as of June 30, 2014.

NOTE 7—PROPERTY AND EQUIPMENT
Property and equipment consists of the following as of December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Property and equipment:
Construction-in-progress (1)	$3,589	$1,214
Equipment and furniture	124,789	119,848
Building and leasehold improvements	48,610	48,503
	176,988	169,565
Less: accumulated depreciation and amortization	(158,901)	(150,894)
Net property and equipment	$18,087	$18,671

(1)     Includes assets received not yet in service.

For the years ended December 31, 2014, 2013 and 2012, the Company recognized depreciation expense of $8.5 million, $13.8 million and $15.8 million, respectively.

NOTE 8—GOODWILL AND INTANGIBLE ASSETS
The gross carrying amounts and net book values of the Company's definite-lived intangible assets are as follows (in thousands):

	Carrying Value, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted
	December 31, 2013	(Decrease)/Increase (1)	December 31, 2014	December 31, 2013	(Increase)/Decrease (2)	December 31, 2014	December 31, 2013	December 31, 2014	Average Useful Life
Customer relationships	$77,726	$(2,497)	$75,229	$(21,534)	$(5,767)	$(27,301)	$56,192	$47,928	11 years
Developed technologies	77,627	(2,433)	75,194	(24,370)	(4,997)	(29,367)	53,257	45,827	10 years
Trademarks and tradenames	17,831	(38)	17,793	(6,404)	(3,374)	(9,778)	11,427	8,015	5 years
Other contractual agreements	3,095	(117)	2,978	(2,342)	(636)	(2,978)	753	—	2 years
Licenses	81,709	53	81,762	(72,230)	(5,119)	(77,349)	9,479	4,413	14 years
Total definite-lived intangible assets	$257,988	$(5,032)	$252,956	$(126,880)	$(19,893)	$(146,773)	$131,108	$106,183

(1)	Includes a decrease in carrying value of $5.1 million related to foreign currency translation.

(2)	The impact of foreign currency translation on accumulated amortization was a decrease of $1.0 million.

The expected future annual amortization expense of the Company's intangible assets is as follows (in thousands):

Amortization
For the Year Ending December 31,	Expense
2015	$14,491
2016	13,637
2017	11,960
2018	10,383
2019	10,372
Thereafter	45,340
Total	$106,183

The Company recognized goodwill of $157.1 million in connection with the Acquisition. Information in regards to changes in the Company's goodwill as of December 31, 2014 is as follows (in thousands):

Balance at December 31, 2013	$161,595
Effects of foreign currency change	(5,417)
Balance at December 31, 2014	$156,178

During the year ended December 31, 2014, the Company concluded that there were no indicators of impairment during its annual impairment test of goodwill and the balance as of December 31, 2014 is expected to be recoverable.
NOTE 9—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities as of December 31, 2014 and 2013 consist of the following (in thousands):

	December 31,
	2014	2013
Accounts payable	$10,832	$9,571
Accrued compensation and related liabilities	27,655	20,701
Accrued interest	111	—
Accrued taxes	5,725	4,793
Accrued legal	490	447
Accrued audit	343	383
Accrued warranties	913	1,697
Accrued royalties	2,600	2,475
Other	4,394	5,467
Total	$53,063	$45,534

NOTE 10—COMMITMENTS
Operating Leases
The Company leases laboratory, office and manufacturing facilities under non-cancelable operating leases that expire at various times through 2023. Some of these leases contain renewal options ranging from two to five years and escalation clauses. Rent expense related to operating leases for the years ended December 31, 2014, 2013 and 2012 was approximately $10.1 million, $10.6 million, and $11.3 million, respectively. In connection with some of these facility leases, the Company has made security deposits totaling $2.5 million, which are included in other long-term assets in the accompanying Consolidated Balance Sheets.
Future minimum lease obligations, net of sublease income, at December 31, 2014 under all non-cancelable operating leases are as follows (in thousands):

For the Year Ending December 31,	Amount
2015	$9,003
2016	7,229
2017	7,745
2018	7,055
2019	7,193
Thereafter	26,997
Total	$65,222

No sublease income is expected for the year ended December 31, 2015 and thereafter.
Non-Cancelable Supply Agreements
As of December 31, 2014, the Company had approximately $3.3 million of non-cancelable inventory supply agreements that are in effect through 2016.
Indemnifications
From time to time the Company has entered into indemnification provisions under certain of its agreements with other companies in the ordinary course of business, typically with business partners, customers, and suppliers. Pursuant to these agreements, the Company generally indemnifies, holds harmless, and agrees to reimburse the indemnified parties on a case by case basis for losses suffered or incurred by the indemnified parties in connection with any U.S. patent or other intellectual property infringement claim by any third party with respect to its products. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited in some cases. In addition, the Company has entered into indemnification agreements with its officers and directors. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification provisions. As of December 31, 2014, the Company had not accrued a liability for this guarantee, because the likelihood of incurring a payment obligation in connection with this guarantee is remote.

NOTE 11—WARRANTIES
The Company provides for anticipated warranty costs at the time the associated revenue is recognized. Product warranty costs are estimated based upon the Company's historical experience and the warranty period. The Company periodically reviews the adequacy of its warranty reserve and adjusts, if necessary, the warranty percentage and accrual based on actual experience and estimated costs to be incurred. Information regarding changes in the Company's product warranty liability for the years ended December 31, 2014 and 2013 is as follows (in thousands):

Amount
Balance as of December 31, 2012	$802
Additions charged to cost of product sales	1,172
Repairs and replacements	(277)
Balance as of December 31, 2013	$1,697
Additions charged to cost of product sales	623
Repairs and replacements	(1,225)
Adjustments	(183)
Balance as of December 31, 2014	$912

NOTE 12—LONG-TERM DEBT OBLIGATIONS
The following table summarizes the carrying amount of the Company's borrowings (in thousands):

	December 31, 2014	December 31, 2013
Term loan	$22,950	$29,450
Revolving credit facility	—	10,000
Convertible notes	105,000	105,000
Total debt	127,950	144,450
Less: current portion of long-term debt	4,000	12,750
Total long-term debt	$123,950	$131,700
Term Loan and Revolving Credit Facility
On June 25, 2012, in conjunction with the acquisition of eBioscience, Inc., the Company entered into a five-year $100.0 million Senior Credit Facility credit agreement (the "Credit Agreement"). The Credit Agreement provided for a Term Loan in an aggregate principal amount of $85.0 million and a revolving credit facility in an aggregate principal amount of $15.0 million.

On October 17, 2013 the Company refinanced its Senior Secured Credit Facility and entered into the Fourth Amendment to Credit Agreement (the "Fourth Amendment"). The Fourth Amendment provided, among other things, for a term loan in the aggregate principal amount of $38.0 million and revolving loan commitments in the aggregate principal amount of $10.0 million, each with a term of five years. The Company borrowed a total of $38.0 million under the Term Loan and $10.0 million under the revolving loan upon refinancing.

On July 28, 2014, the Company entered into the Fifth Amendment to Credit Agreement (the "Fifth Amendment" and the Credit Agreement as so amended, the "Amended Credit Agreement"). The Fifth Amendment provides, among other things, for (1) an uncommitted incremental term loan facility in an aggregate amount not to exceed $50.0 million and (2) the reduction of interest rate margins. As of December 31, 2014, the applicable interest rate was approximately 3.04%.
At the option of the Company (subject to certain limitations), borrowings under the Fourth Amendment bear interest at either a base rate or at the London Interbank Offered Rate ("LIBOR"), plus, in each case, an applicable margin. Under the Base Rate Option, interest will be at the base rate plus 1.50% to 1.75% dependent on the senior leverage ratio then in effect calculated on the basis of the actual number of days elapsed in a year of 365 or 366 days (as applicable) and payable quarterly in arrears. The base rate will be equal to the greatest of (a) the rate last quoted by The Wall Street Journal (or another national publication described in the Fourth Amendment) as the U.S. "Prime Rate", (b) the federal funds rate, plus 0.50% per annum, and (c) LIBOR for an interest period of one month plus, 1.00% per annum. Under the LIBOR Option, interest will be determined based on interest periods to be selected by Affymetrix of one, two, three or six months (and, to the extent available to all relevant lender, nine or 12 years) and will be equal to LIBOR plus 2.50% to 2.75% dependent on the senior leverage ratio then in effect, calculated based on the actual number of days elapsed in a 360-day year. Interest will be paid at the end of each interest period or in the case of interest periods longer than three months, quarterly.
The loans and other obligations under the Senior Secured Credit Facility are (i) guaranteed by substantially all of the Company's domestic subsidiaries (subject to certain exceptions and limitations) and (ii) secured by substantially all of the assets of Affymetrix and each guarantor (subject to certain exceptions and limitations).
The Amended Credit Amendment requires the Company to maintain an interest coverage ratio of at least 3.5 to 1.0 and a senior leverage ratio not exceeding initially 1.75 to 1.00 and stepping down to 1.20 to 1.00. The Amended Credit Agreement also includes other covenants, including negative covenants that, subject to certain exceptions, limit Affymetrix’, and that of certain of its subsidiaries’, ability to, among other things: (i) incur additional debt, including guarantees by the Company or its subsidiaries, (ii) make investments, pay dividends on capital stock, redeem or repurchase capital stock, redeem or repurchase the Company’s senior convertible notes or any subordinated obligations, (iii) create liens and negative pledges, (iv) make capital expenditures, (v) dispose of assets, (vi) make acquisitions, (vii) create or permit restrictions on the ability of Affymetrix’ subsidiaries to pay dividends or make distributions to Affymetrix, (viii) engage in transactions with affiliates, (ix) engage in sale and leaseback transactions, (x) consolidate or merge with or into other companies or sell all or substantially all the Company’s assets and (xi) change their nature of business, their organizational documents or their accounting policies.
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
The Amended Credit Agreement also contains events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-default and cross-acceleration to other indebtedness in excess of specified amounts, monetary judgment defaults in excess of specified amounts, bankruptcy or insolvency, actual or asserted invalidity or impairment of any part of the credit documentation (including the failure of any lien on a material portion of the collateral to remain perfected) and change of ownership or control defaults. In addition, the occurrence of a "fundamental change" under the indenture governing the 4.00% Notes would be an event of default under the Credit Agreement. As of December 31, 2014, the Company was in compliance with the covenants.
The proceeds received on June 25, 2012 from the original Term Loan were net of debt issuance costs of approximately $4.5 million that were being amortized over the 5-year term of the Senior Secured Credit Facility. Following the refinance under the Fourth Amendment, the Company wrote off unamortized debt issuance costs of $2.5 million associated with the original Term Loan, and received proceeds on October 17, 2013 from the new Term Loan and Revolver, net of debt issuance costs of approximately $0.8 million that amortize on the effective interest rate method beginning October 17, 2013.
As of December 31, 2014, the Company had an outstanding principal balance of approximately $23.0 million under the Term Loan and incurred $1.6 million and $7.9 million in interest expense under the Senior Secured Credit Facility for the years ended December 31, 2014 and 2013, respectively. There were no amounts outstanding under the Revolving Credit Facility as of December 31, 2014.
Quarterly, principal payments are due under the Term Loan, which amortizes such that 10% of the outstanding principal is due during the first four years and the remaining 60% is due in the fifth year, including any remaining principal balance and any outstanding revolver balance at such time. The principal amount of unpaid maturities per the Credit Agreement is as follows (in thousands):

For the Year Ending December 31,
2015	$—
2016	—
2017	150
2018	22,800
2019	—
Total	$22,950

The Company intends to continue making quarterly payments during 2015 and classified $4.0 million as current on the accompanying Consolidated Balance Sheet as of December 31, 2014.
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
On or after July 1, 2017, the Company can redeem for cash all or part of the 4.00% Notes if the last reported sale price per share of the Company's common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period ending within 5 trading days prior to the date on which the Company provides notice of redemption. The redemption price will be equal to 100% of the principal amount of the 4.00% Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If the Company calls the 4.00% Notes for redemption, a holder of notes may convert its notes only until the close of business on the scheduled trading day immediately preceding the redemption date unless the Company fails to pay the redemption price (in which case a holder of notes may convert such notes until the redemption price has been paid or duly provided for).
As of December 31, 2014, the outstanding balance on the 4.00% Notes was $105.0 million. Interest incurred was $4.8 million, $4.8 million, and $2.5 million for the years ended December 31, 2014, 2013 and 2012.
3.50% Senior Convertible Notes
During the first quarter of 2012, the Company repurchased approximately$91.6 million of aggregate principal amount of its 3.50% Notes in private transactions for total cash consideration of $92.1 million, including accrued interest of $0.5 million. Such notes were purchased at par and accelerated amortization of deferred financing costs of $0.3 million was recognized. The remaining $3.9 million aggregate principal amount of the 3.50% Notes was redeemed during the first quarter of 2013.

NOTE 13—STOCKHOLDERS' EQUITY AND SHARE-BASED COMPENSATION EXPENSE
Convertible Preferred Stock
The Company's Board of Directors has authorized 5.0 million shares of convertible preferred stock, $0.01 par value. At December 31, 2014 and 2013, there were no such shares issued or outstanding.
At the Market Offering
On November 18, 2014, we entered into a Sales Agreement with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) to offer shares of our common stock from time to time through Cantor Fitzgerald, as the Company’s sales agent for the offer and sale of the shares. The Company may offer and sell shares for an aggregate offering price of up to $50 million. We did not make any sales under the Sales Agreement in 2014.

Share-based Compensation Plans
The Company has a share-based compensation program that provides the Board of Directors broad discretion in creating equity incentives for employees, officers, directors and consultants. This program includes incentive and non-qualified stock options and restricted stock, granted under various stock plans. Stock options are issued at a price of at least 100% of the fair value of the Company's common stock on the date of grant (110% in certain circumstances), as determined by the Board of

Directors. Options generally expire 7 to 10 years from the grant date and may be granted with different vesting terms from time to time as determined by the Board of Directors, usually over a period of four years on each anniversary of the grant date. In general, restricted stock vest on an annual basis over a period of three to four years on each anniversary of the grant date, are subject to the employees' continued employment and are paid upon vesting in shares of the Company's common stock on a one-for-one basis. As of December 31, 2014, the Company had approximately 5.0 million shares of common stock reserved for future issuance under its share-based compensation plans. A more detailed description of the Company's current share-based compensation plans follows below:
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
In 2000, the Board of Directors adopted the Amended and Restated 2000 Equity Incentive Plan (the "2000 Stock Plan"), which was amended and restated in 2001, under which restricted stock, stock options, and stock appreciation rights may be granted to employees, outside directors and consultants. In the second quarter of 2010, 4.5 million shares of common stock were added under the 2000 Stock Plan bringing the total shares of common stock authorized for issuance under the 2000 Stock Plan to 16.2 million.
In June 2012, the Board of Directors adopted the 2012 Inducement Plan (the "2012 Inducement Plan"), under which restricted stock, stock options, and stock appreciation rights may be granted to employees. A total of 2.0 million shares of common stock are authorized for issuance under the 2012 Inducement Plan.
The following table sets forth the share-based compensation expense included in the accompanying Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2014	2013	2012
Costs of product sales	$2,500	$1,002	$1,554
Research and development	2,266	1,331	1,337
Selling, general and administrative (1)	7,645	5,394	14,316
Total share-based compensation expense	$12,411	$7,727	$17,207
(1)     Includes $8.3 million of share-based compensation expense related to the acceleration of unvested stock options in connection with the Acquisition during the year ended December 31, 2012.
As of December 31, 2014, $15.2 million of total unrecognized share-based compensation expense related to non-vested awards is expected to be recognized over the respective vesting terms of each award through 2018. The weighted‑average term of the unrecognized share-based compensation expense are 2.2 years for stock options and 1.9 years for restricted stock.
Stock Options
The fair value of options was estimated at the respective dates of grant using the BSM option pricing model with the following weighted‑average assumptions:

	Year Ended December 31,
	2014	2013	2012
Risk free interest rate	1.6%	1.0%	0.6%
Expected dividend yield	—%	—%	—%
Expected volatility	72%	68%	67%
Expected option term (in years)	4.6	4.6	4.6

The risk free interest rate for periods within the contractual life of the Company's stock options is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term is derived from an analysis of the Company's historical exercise trends over ten years. The expected volatility for the years ended December 31, 2014, 2013 and 2012 is based on a blend of historical and market‑based implied volatility. Using the assumptions above, the weighted‑average grant date fair value of options granted during the years ended December 31, 2014, 2013 and 2012 was $4.59, $2.42 and $2.14 per option, respectively.
Activity under the Company's stock plans for the year ended December 31, 2014 is as follows (in thousands, except per share amounts):

	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Terms	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2013	5,142	$6.75
Grants	523	7.98
Exercises	(742)	4.80
Forfeitures or expirations	(728)	12.62
Outstanding at December 31, 2014	4,195	$6.23	3.61	$16,536

Exercisable at December 31, 2014	2,597	$6.58	2.60	$9,793

Vested and expected to vest at December 31, 2014	3,982	$6.22	3.50	$15,792

The following table summarizes information concerning currently outstanding and exercisable options at December 31, 2014:

Range of Exercise Prices		Options Outstanding			Options Exercisable
			Weighted-Average	Weighted-Average		Weighted-Average
			Remaining	Exercise Price		Exercise Price
Lower	Upper	Number	Contractual Life	Per Share	Number	Per Share
		(in thousands)	(in years)		(in thousands)
$2.70	$3.91	1,126	4.36	$3.71	508	$3.60
$4.16	$5.29	928	3.26	$4.55	744	$4.56
$5.31	$6.71	847	3.56	$6.09	593	$6.12
$7.05	$10.29	1,178	3.48	$8.77	636	$9.45
$10.52	$37.22	116	0.81	$19.34	116	$19.34
Total		4,195	3.61	$6.23	2,597	$6.58

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company's closing stock price on the last trading day of its fourth quarter of 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2014. The aggregate intrinsic value changes based on the fair market value of the Company's common stock. For the years ended December 31, 2014, 2013 and 2012, total intrinsic value of options exercised was $2.8 million, $0.8 million and $0.1 million, respectively.
Reserved Shares
At December 31, 2014, the Company has shares reserved for future issuance as follows (in thousands):

Options outstanding	4,195
Options available for future grants	4,978
Convertible notes	17,857
Total at December 31, 2014	27,030

Restricted Stock
The following tables summarize the Company's restricted stock activity for the year ended December 31, 2014 (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Restricted stock awards
Outstanding at December 31, 2013	9	$6.11
Granted	—	—
Vested	(9)	6.11
Forfeited	—	—
Outstanding at December 31, 2014	—	$—

Restricted stock units
Outstanding at December 31, 2013	3,203	$5.59
Granted	673	8.06
Vested	(1,062)	5.51
Forfeited	(419)	5.71
Outstanding at December 31, 2014	2,395	$6.30

For the years ended December 31, 2014 and 2013, total fair value of restricted stock vested was $5.9 million and $3.9 million, respectively.
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
The number of shares underlying the PRSUs that were granted to the CEO during 2011 totaled 240,000 of which (i) 60,000 PRSUs relating to the Performance Period ended December 31, 2011 and with a grant date fair value of $6.71 per PRSU vested at December 31, 2012; (ii) 25,000 PRSUs relating to the Performance Period ended December 31, 2012 and with a grant date fair value of $4.63 per PRSU vested at December 31, 2013; (iii) 42,000 PRSUs relating to the Performance Period ended December 31, 2013 and with a grant date fair value of $4.67 per PRSU vested at December 31, 2014. The Company expects that an additional 27,000 shares of the PRSUs, with a grant date fair value of $7.22 per PRSU, will vest with respect to the Performance Period ended December 31, 2014 and the fair value of such PRSU's is being amortized on a straight-line basis over the related service period ending December 31, 2015. The total compensation cost related to PRSUs granted but not yet recognized was $0.1 million as of December 31, 2014.
2012 Program During July 2012, the Compensation Committee granted certain PRSUs following the acquisition of eBioscience referred to as an Acquisition Performance Share Program (the "2012 Program"). The purpose of the 2012 Program was to align key management and senior leadership with stockholders' interests and to retain key employees. The measurement periods for the 2012 Program were the twelve month periods ended June 30, 2013 and June 30, 2014, respectively. Members of eBioscience management and other key employees were participating in the 2012 Program. Awards granted under the 2012 Program were granted in the form of performance shares pursuant to the terms of our 2012 Inducement Plan. If pre-determined

eBioscience specific performance goals were met, shares of stock would be granted to the recipient, vesting one month following the performance period representing the date of certification of achievement, contingent upon the recipient's continued service to the Company.
In 2012, the Company awarded 911,500 PRSUs under the 2012 Program at a grant date fair value of $4.16 per PRSU of which (i) 164,255 PRSUs relating to the twelve month period ended June 30, 2013 vested at July 31, 2013; (ii) 144,100 PRSUs relating to the twelve-month period ended June 30, 2014 vested at July 31, 2014.
2013 Program During the first quarter of 2013, the Compensation Committee granted certain PRSUs following the most recent restructuring referred to as the 2013 Program. The purpose of the 2013 Program was to retain key employees. The measurement period for the 2013 Program was the twelve month period ended December 31, 2013 and the awards granted under the 2013 Program were granted in the form of performance shares pursuant to the terms of our 2000 Plan. Dependent on the level of achievement of pre-determined financial performance goals, shares of stock would vest in equal installments over two or four years. The level of achievement of financial performance was assessed during the first quarter of 2014 after which the shares of stock were issued to the participants, contingent upon the recipient’s continued service to the Company.
In 2013, the Company awarded 340,000 PRSUs under the 2013 Program at a grant date fair value of $3.84 per PRSU of which 104,500 PRSUs relating to the twelve month period ended December 31, 2013 vested at February 25, 2014. The Company expects 100,000 PRSUs will vest with the fair value of these PRSUs being amortized on a straight-line basis over the related service period. The total compensation cost related to PRSUs granted but not yet recognized was $0.1 million as of December 31, 2014.
2013 Product Launch Initiative Program During the third quarter of 2013, the Compensation Committee granted certain PRSUs associated with product launch and promotion initiatives referred to as the 2013 Product Launch Initiative Program. The purpose of the 2013 Product Launch Initiative Program was to incentivize specific employees to sell specific products. The measurement period for the 2013 Product Launch Initiative Program was the six month period ended December 31, 2013 and the awards granted under the 2013 Product Launch Initiative Program were granted in the form of performance shares pursuant to the terms of our 2000 Plan. Dependent on the level of achievement of pre-determined financial performance goals, shares of stock would vest in equal installments over eight to twelve months. The level of achievement of financial performance was assessed during the first quarter of 2014 after which the shares of stock were issued to the participants, contingent upon the recipient’s continued service to the Company.
In 2013, the Company awarded 146,750 PRSUs under the 2013 Product Launch Initiative Program at a grant date fair value of $5.51 per PRSU of which 63,750 and 15,000 PRSUs relating to the six month period ended December 31, 2013 vested at February 27, 2014 and August 7, 2014, respectively.
2014 Program During the first quarter of 2014, the Compensation Committee granted certain PRSUs associated with performance criteria referred to as the 2014 Program. The purpose of the 2014 Program was to retain key employees. The measurement period for the 2014 Program was the twelve month period ended December 31, 2014 and the awards granted under the 2014 Program were granted in the form of performance shares pursuant to the terms of our 2000 Plan. Dependent on the level of achievement of pre-determined financial performance goals, shares of stock would vest in equal installments over two or four years. The level of achievement of 2014 financial performance will be assessed during the first quarter of 2015 after which the shares of stock will be issued to the participants, contingent upon the recipient’s continued service to the Company.
In 2014, the Company awarded 564,100 PRSUs under the 2014 Program at a grant date fair value of $7.71 per PRSU and expect 507,100 PRSUs will vest with the fair value of these PRSUs being amortized on a straight-line basis over the related service period. The total compensation cost related to PRSUs granted but not yet recognized was approximately $1.9 million as of December 31, 2014.

The following table summarizes the Company's PRSU activity for the year ended December 31, 2014 (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant Date Fair Value per PRSU
Performance based restricted stock awards
Outstanding at December 31, 2013	949	$4.01
Granted	564	7.71
Vested	(369)	4.42
Forfeited	(421)	4.79
Outstanding at December 31, 2014	723	$6.83
For the years ended December 31, 2014 and 2013, the total fair value of PRSUs vested was $1.6 million and $0.8 million, respectively. The total compensation cost related to all PRSUs granted but not yet recognized was approximately $2.0 million as of December 31, 2014 which will be recognized over the next 4 years. Changes in the Company’s assessment of the probability of achievement of performance criteria could have a material effect on the results of operations in future periods. There were no material changes in estimate related to the probability of vesting or recognition of expense related to PRSUs during either of the periods ended December 31, 2014 or 2013.
Employee Stock Purchase Plan
In August 2011, the Company's Board of Directors adopted the 2011 Employee Stock Purchase Plan ("ESPP") that was approved by the Company's stockholders on May 11, 2012. A total of 7.0 million shares of the Company's common stock are reserved for issuance under the ESPP, which permits eligible employees to purchase common stock at a discount through payroll deductions.
The price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first day of the offering period or the last day of the purchase period, whichever is lower. The offering periods are twelve months and include two six month purchase periods that result in a look-back for determining the purchase price of up to 12 months. Employees can invest up to 15% of their gross compensation through payroll deductions. In no event would an employee be permitted to purchase more than 750 shares of common stock during any six-month purchase period. The initial offering period commenced in November 2011. As of December 31, 2014, there were 451 participants in the ESPP and approximately 0.3 million shares were issued under the ESPP during 2014 at an average subscription date fair value of $6.49 per share. Included in total share-based compensation expense for the years ended December 31, 2014, 2013 and 2012 was $1.8 million, $0.7 million and $0.6 million, respectively, related to the ESPP.
During the years ended December 31, 2014 and 2013, the fair value of shares issued under the ESPP was estimated using the following assumptions:

	2014	2013
Risk free interest rate	0.07%	0.16%
Expected dividend yield	—%	—%
Expected volatility	72%	60%
Expected term (in years)	0.75	0.75

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

Enzo Litigation

Southern District of New York Case: On October 28, 2003, Enzo Life Sciences, Inc., a wholly-owned subsidiary of Enzo Biochem, Inc. (collectively "Enzo"), filed a complaint against the Company that is pending in the United States District Court for the Southern District of New York for breach of contract, injunctive relief and declaratory judgment. The Enzo complaint relates to a 1998 distributorship agreement with Enzo under which the Company served as a non-exclusive distributor of certain reagent labeling kits supplied by Enzo. On November 10, 2003, the Company filed a complaint against Enzo in the United States District Court for the Southern District of New York for declaratory judgment, breach of contract and injunctive relief relating to the 1998 agreement. On April 22, 2014, the Company entered into a settlement agreement with Enzo with respect to these two lawsuits. Pursuant to the agreement the Company agreed to pay Enzo $5.1 million and recognized a litigation settlement charge during the first three months of 2014. The settlement agreement does not include the Delaware Case described below.

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

Administrative Proceedings
The Company's intellectual property is subject to a number of significant administrative actions. These proceedings could result in the Company's patent protection being significantly modified or reduced, and the incurrence of significant costs and the consumption of substantial managerial resources. For the years ended December 31, 2014, 2013, and 2012, the Company did not incur significant costs in connection with administrative proceedings.
NOTE 15—INCOME TAXES
The following table summarizes the U.S. and foreign components of consolidated loss before income taxes (in thousands):

	Year Ended December 31,
	2014	2013	2012
Loss Before Income Taxes:
U.S.	$(1,992)	$(11,240)	$(36,248)
Foreign	(1,606)	(3,926)	(10,301)
Loss before income taxes	$(3,598)	$(15,166)	$(46,549)

The provision (benefit) for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Provision (Benefit) For Income Taxes:
Current:
Federal	$(151)	$—	$(28)
State	(91)	(383)	568
Foreign	1,663	2,652	1,104
Subtotal	1,421	2,269	1,644
Deferred:
Federal	$—	(268)	$(35,329)
State	—	(21)	(1,811)
Foreign	(1,185)	(819)	(357)
Subtotal	(1,185)	(1,108)	(37,497)
Income tax provision (benefit)	$236	$1,161	$(35,853)

The difference between the provision (benefit) for income taxes and the amount computed by applying the federal statutory income tax rate (35%) to loss before taxes from continuing operations is explained as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Tax at federal statutory rate	$(1,259)	$(5,308)	$(16,292)
State taxes, net	(1,285)	(1,289)	(1,136)
Non-deductible stock compensation	980	327	3,470
Non-deductible acquisition costs	—	—	410
Foreign rate differential	1,567	3,245	4,353
Research credits	(548)	(930)	—
Change in valuation allowance	556	4,961	(26,795)
Other	225	155	137
Income tax (benefit) provision	$236	$1,161	$(35,853)

During the year ended December 31, 2014 and 2013, the Company recognized a reduction in the valuation allowance recorded against the Company's net deferred tax assets of approximately $0.2 million and $0.3 million, respectively. The reductions related to net deferred tax liabilities recorded for unrealized gains reflected as other comprehensive income. In accordance with U.S. GAAP intraperiod tax allocation provisions, the reductions are reported as an element of deferred income tax expense (benefit) attributable to continuing operations. During the year ended December 31, 2012, the Company recognized a reduction in the valuation allowance recorded against the Company's net deferred tax assets of $37.1 million. The reduction was related to net deferred tax liabilities recognized for the difference between the fair value and carrying basis of certain tangible and intangible assets obtained as part of the Acquisition, which can be used as a source of income to support realization of certain domestic deferred tax assets. Under US GAAP, changes in an acquirer's valuation allowances that stem from a business combination should be recognized as an element of the acquirer's deferred income tax expense (benefit) in the reporting period that includes the business combination.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$61,308	$65,830
Tax credit carryforwards	56,575	54,887
Deferred revenue	1,849	1,434
Capitalized research and development costs	245	315
Intangibles	17,474	19,254
Share-based compensation	4,371	5,232
Accrued compensation	4,625	3,441
Accrued warranty	347	612
Inventory reserves	7,224	6,835
Reserves and other	7,178	11,150
Depreciation and amortization	6,080	5,958
Other, net	9,463	7,518
Total deferred tax assets	176,739	182,466
Valuation allowance for deferred tax assets	(137,957)	(135,697)
Net deferred tax assets	38,782	46,769
Net deferred tax liabilities:
Acquired intangible assets	(33,735)	(39,836)
Acquired tangible assets	(78)	(1,993)
Cancellation of debt	(7,701)	(9,654)
Foreign earnings	(2,734)	(2,923)
Other, net	(1,471)	(1,378)
Total deferred tax liabilities	(45,719)	(55,784)
Net deferred tax liabilities	$(6,937)	$(9,015)

Deferred tax assets are recognized if the realization of such assets is more likely than not. As of December 31, 2014, the Company provided for a valuation allowance of $138.0 million against our net deferred tax assets. As a result of negative evidence based on the cumulative three year net loss position, the Company has placed a full valuation allowance on U.S. and certain foreign deferred tax assets. The Company intends to maintain the valuation allowance until sufficient positive evidence exists to assure realization of these tax benefits through future taxable income. As of December 31, 2014, the Company has recorded a full valuation allowance against all U.S. and certain foreign net deferred tax assets. The valuation allowance increase of $2.3 million in 2014 is primarily attributable to the decrease in deferred tax liabilities for amortization of certain tangible and intangible assets acquired in the Acquisition and cancellation of debt income, offset by a decrease in deferred tax assets due to the utilization of net operating loss carryforwards. The valuation allowance increase of $4.7 million in 2013 is primarily attributable to the decrease in deferred tax liabilities associated with amortization of certain tangible and intangible assets acquired in the Acquisition, and an increase in deferred tax assets for research and development tax credit carryforwards. Approximately $25.7 million of the valuation allowance as of December 31, 2014, is attributable to the income tax benefits of share-based compensation, the benefit of which will be credited to stockholders' equity when, and if, realized. Not included in the deferred tax assets as of December 31, 2014 is approximately $7.3 million of tax benefits related to share-based compensation. When, and if, realized the tax benefit of these assets will be accounted for as a credit to stockholders' equity, rather than a reduction of the income tax provision. Of the total tax benefits realized from the share-based compensation, nominal amounts were recorded to stockholders' equity for the years ended December 31, 2014 and 2013, respectively.

As of December 31, 2014, the Company had U.S. net operating loss carryforwards of $178.2 million which begin to expire in 2022 if not utilized, and federal research and development tax credit carryforwards of approximately $25.6 million, which begin to expire in 2018 if not utilized. The Company also had California net operating loss carryforwards of $115.4 million which begin to expire in 2015 if not utilized, and California research and development tax credit and other tax credit carryforwards of $42.5 million, which can be carried forward indefinitely. As certain of the net operating loss and tax credit carryforwards were generated by entities previously acquired by the Company, they are subject to annual limitations due to the ownership change provision under the Internal Revenue Code Section 382 and similar state provisions. The limitations will not result in significant expirations of the net operating loss or research tax credit carryforwards before utilization. If the Company has an ownership change subsequent to December 31, 2014, utilization of its net operating loss and tax credit carryforwards may be subject to an annual limitation against taxable income in future periods.

The Company provides for U.S. income tax and foreign withholding taxes on the undistributed earnings of foreign subsidiaries unless the earnings are considered indefinitely reinvested outside the U.S. As of December 31, 2014, the Company has approximately $0.9 million of previously untaxed earnings from its foreign subsidiaries which were indefinitely reinvested outside the U.S. Due to unutilized net operating loss carryforwards, the potential federal and state taxes on these repatriations is nominal.

A portion of the Company's operations in Singapore operate under various tax holidays and tax incentive programs, which expire in whole or in part at various dates through 2016. There was a minimal net impact of these tax holidays and tax incentive programs for the year ended December 31, 2014.
The following table presents the Company's total amount of gross unrecognized tax benefits (in thousands):

	2014	2013
Unrecognized tax benefits, beginning of year	$22,372	$20,413
Gross increases - tax positions in prior period	1,025	2,003
Gross decreases - tax positions in prior period	(1,808)	(5)
Gross increases - current period tax positions	778	718
Lapse in statute of limitations	(453)	(757)
Unrecognized tax benefits, end of year	$21,914	$22,372

As of December 31, 2014 and 2013, if recognized, the amount of unrecognized tax benefits that would impact income tax expense is approximately $5.0 million and $5.6 million, respectively. The Company classifies interest and penalties related to tax positions as components of income tax expense. For the year ended December 31, 2014, the amount of accrued interest and penalties related to tax uncertainties was approximately $0.1 million for a total cumulative amount included in non-current income taxes payable of approximately $1.1 million as of December 31, 2014. The Company completed its IRS examination for the years 2009 through 2012 in 2014 with no adjustments to its reported tax liabilities. The Company is currently under examination by the state of California for the years 2006 through 2009. Given the potential for statute expirations and finalization of current examinations, it is reasonably possible that the amount of unrecognized tax benefits could change in the next 12 months as a result, with an estimated range from zero to approximately $1.6 million.
The Company files U.S. federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The Company's major tax jurisdictions are the U.S. federal, California, Singapore, the United Kingdom and Austria. The federal and California statute of limitations on assessments remain open for years after 2010 and 2008 respectively; however adjustments may be made to prior years due to the carryforward of unutilized net operating losses and research credit carryforwards. The major foreign jurisdictions statute of limitations remain open from tax years 2007.

NOTE 16—SEGMENT AND GEOGRAPHIC INFORMATION
The Company reports segment information on the "management" approach which designates the internal reporting used by management for making decisions and assessing performance as the source of the Company's reportable segments. The Company has determined that its Chief Executive Officer is the Company's chief operating decision maker ("CODM") as he is responsible for reviewing and approving investments in the Company's technology platforms and manufacturing infrastructure. The Company is organized into two reportable operating segments: Affymetrix Core and eBioscience.
Affymetrix Core is divided into four business units, with each business unit having its own strategic marketing and research and development groups to better serve customers and respond quickly to market needs. Affymetrix Core manufacturing operations are based on platforms that are used to produce various Affymetrix Core products that serve multiple applications and markets and similar customer and economic characteristics. Additionally, the business units share certain research, development and common corporate services that provide capital, infrastructure and functional support. As such, the Company concluded that the four business units represent one reportable operating segment. The following describes the four business units that form Affymetrix Core:

•	Expression: This business unit markets the Company's GeneChip® gene expression products and services;

•
Genetic Analysis and Clinical Applications: This business unit markets the Company's Axiom® genotyping product line, as well as products with clinical diagnostic and research applications including CytoScan® HD, OncoScan products, and the ViewRNA in-situ hybridization platform for clinical translational research. In addition, the business unit is responsible for managing the PbA clinical partnering and licensing program which enables third-party diagnostic companies to access and develop DNA and RNA-based diagnostic tests on Affymetrix technology platforms. This business unit also markets the CytoScan Dx product, the recently FDA approved microarray system for post natal diagnostics of children with developmental delays and intellectual disabilities;

•
Life Science Reagents: This business unit sells reagents, enzymes, purification kits and biochemicals used by life science researchers and other biological and health care manufacturers, including those developing and marketing Next Generation Sequencing (“NGS”) products and molecular diagnostics; and

•	Corporate: This business unit is comprised primarily of incidental revenue from royalty arrangements and field revenue from field-services provided to customers of the Company.
The eBioscience business unit operates with its own manufacturing, research and marketing groups. The business unit does utilize certain Corporate functions such as finance, legal and human resources. This reportable segment specializes in the areas of flow cytometry reagents, immunoassays, microscopic imaging, other protein-based analyses, QuantiGene single and multiplex RNA solution assays (not including the View RNA in-situ hybridization platform) and the Procarta multiplex immunoassay product lines.

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

The following table shows revenue and income (loss) from operations by reportable operating segment for the years ended December 31, 2014, 2013, or 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Revenue (a):
Affymetrix Core	$256,525	$241,450	$245,105
eBioscience	92,494	88,949	50,518
Totals	$349,019	$330,399	$295,623
Income (loss) from operations (a):
Affymetrix Core	$2,917	$(1,085)	$(35,374)
eBioscience	(794)	(11,467)	(3,717)
Totals	$2,123	$(12,552)	$(39,091)

The Company reported total revenue by region as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Customer location:
United States	$212,756	$202,323	$171,176
Europe	80,919	80,844	71,526
APAC	40,244	33,957	39,862
Other	15,100	13,275	13,059
Total	$349,019	$330,399	$295,623

There were no customers representing 10% or more of total revenue in 2014, 2013 or 2012.
The Company's long-lived assets other than purchased intangible assets, which the Company does not allocate to specific geographic locations as it is impracticable to do so, are composed principally of net property and equipment.
Net property and equipment, classified by major geographic areas in which the Company operates was as follows (in thousands):

	Year Ended December 31,
	2014	2013
Net property and equipment:
United States	$14,023	$13,829
Singapore	2,549	3,218
Europe	1,265	1,319
Other countries	250	305
Total	$18,087	$18,671

NOTE 17—DEFINED‑CONTRIBUTION SAVINGS PLANS
The Company maintains a defined‑contribution savings plan which is qualified under Section 401(k) of the Internal Revenue Code. The plan covers substantially all full-time U.S. employees. Participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Company's expense associated with matching employee contributions, including eBioscience, for the years ended December 31, 2014, 2013 and 2012 totaled $2.7 million, $2.8 million, and $3.0 million respectively. Company contributions to employees vest ratably over four years.
NOTE 18—RELATED PARTY TRANSACTIONS
In December 2011, the Company entered into an agreement under which it assigned one patent application and related know-how to Cellular Research, Inc. ("Cellular Research"), a company founded by the Company's Chairman, Dr. Stephen P.A. Fodor. Dr. Fodor also owns a majority of the shares of Cellular Research. Pursuant to the agreement, Cellular Research shall pay single digit royalties to Affymetrix on sales of products covered by the assigned technology, and starting in December 2015, an annual minimum fee of $100,000. Affymetrix shall also have a right of first refusal to collaborate with Cellular Research for the development of certain new products and to supply arrays to Cellular Research under certain terms and conditions. As of December 31, 2014, no significant royalties have been earned under this agreement.
NOTE 19—RESTRUCTURING
During the fourth quarter of 2012, the Company initiated a cost reduction action that included downsizing its workforce to realign the Company's organization to support its strategy to stabilize its core business and position the Company for growth. In January 2013, approximately 100 employees were notified of their involuntary termination. The total restructuring charge associated with the plan was $6.3 million, substantially all of which is compensation and benefits afforded to terminated employees. Restructuring charges of $4.5 million and $1.8 million were recognized during the years ended December 31, 2013 and 2012, respectively. The restructuring activities were completed in the second quarter of 2013.

NOTE 20—UNAUDITED QUARTERLY FINANCIAL INFORMATION

	2014				2013
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

	(in thousands, except per share amounts)
Total revenue	$93,530	$87,086	$85,432	$82,971	$92,636	$80,354	$79,464	$77,945
Total cost of goods sold	34,588	35,566	36,588	36,416	37,613	36,515	37,293	37,940
Net income (loss)	5,167	2,384	(911)	(10,474)	9,373	(4,156)	(6,107)	(15,437)
Basic net income (loss) per common share	$0.07	$0.03	$(0.01)	$(0.14)	$0.13	$(0.06)	$(0.09)	$(0.22)
Diluted net income (loss) per common share	$0.05	$0.03	$(0.01)	$(0.14)	$0.11	$(0.06)	$(0.09)	$(0.22)

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
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) ("COSO"). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.
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
The effectiveness of our internal control over financial reporting as of December 31, 2014, has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report which is included as follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Affymetrix, Inc.
We have audited Affymetrix, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the "COSO criteria"). Affymetrix, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Affymetrix, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Affymetrix, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014 of Affymetrix, Inc. and our report dated February 18, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California
February 18, 2015

ITEM 9B.  OTHER INFORMATION
None.
PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our directors and executive officers is incorporated by reference to the sections of the Company's proxy statement for the 2015 Annual Meeting of Stockholders (the "Proxy Statement") entitled "Election of Directors" and "Management."
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
AFFYMETRIX, INC.
Schedule II—Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Period	Additions Charged to Operations or Other Accounts	Write-offs, net of recoveries	Balance at End of Period
Allowance for Doubtful Accounts:

Year Ended December 31, 2014	$601	$(112)	$(46)	$443

Year Ended December 31, 2013	$691	$142	$(232)	$601

Year Ended December 31, 2012 (1)	$496	$590	$(395)	$691

(1)	Activity in 2012 includes the addition of eBioscience since the Acquisition Date

SIGNATURES
Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Affymetrix, Inc. (Registrant)

February 18, 2015	By:	/s/ Frank Witney
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

	Name	Title	Date
By:	/s/ Frank Witney	Director, President and Chief Executive Officer	February 18, 2015
	Frank Witney	(Principal Executive Officer)

By:	/s/ Gavin Wood	Executive Vice President and Chief Financial	February 18, 2015
	Gavin H.J. Wood	Officer (Principal Financial and Accounting Officer)

By:	/s/ Jami Dover Nachtsheim	Chairwoman of the Board	February 18, 2015
Jami Dover Nachtsheim

By:	/s/ Nelson C. Chan	Director	February 18, 2015
Nelson C. Chan

By:	/s/ Gary S. Guthart, Ph.D.	Director	February 18, 2015
Gary S. Guthart, Ph.D.

By:	/s/ Merilee Raines	Director	February 11, 2015
Merilee Raines

By:	/s/ Robert H. Trice, Ph.D.	Director	February 18, 2015
Robert H. Trice, Ph.D.

By:	/s/ Robert P. Wayman	Director	February 18, 2015
Robert P. Wayman

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
2.2(1)	Agreement and Plan of Merger dated as of November 29, 2011 among the Company, eBioscience Holding Company, Inc., Excalibur Acquisition Sub, Inc. and the Securityholders' Representative.
2.3(2)	Amended and Restated Agreement and Plan of Merger dated as of May 3, 2012 among the Company, eBioscience Holding Company, Inc., Excalibur Acquisition Sub, Inc. and the Securityholders' Representative.
3.1(3)	Restated Certificate of Incorporation.
3.2(4)	Amended and Restated Bylaws.
4.1(5)	Indenture dated as of June 25, 2012 by and between the Company and The Bank of New York Mellon Trust Company, N.A. as Trustee.
4.2(5)	First Supplemental Indenture dated as of June 25, 2012 by and between the Company and The Bank of New York Mellon Trust Company, N.A. as Trustee.
4.3(5)	Form of 4.00% Convertible Senior Note Due 2019 (included in Exhibit 4.2).
10.1(6)‡	1996 Nonemployee Directors Stock Option Plan.
10.2(7)‡	1998 Stock Incentive Plan.
10.3(8)‡	Amendment No. 1 to the 1996 Nonemployee Directors Stock Option Plan of the Company.
10.4(9)‡	Amended and Restated 1996 Non-Employee Directors Stock Plan.
10.5(10)‡	Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan, as adopted effective March 9, 2000 and amended through May 14, 2010.
10.6(11)‡	Form of Non-Qualified Stock Option Agreement under the Affymetrix, Inc. Amended and Restated 1996 Non-Employee Directors Stock Plan.
10.7(23)‡	Form of Stock Option Agreement under the Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan.
10.8(23)‡	Form of Restricted Stock Unit Agreement under the Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan.
10.9(12)‡	First Amendment to Affymetrix, Inc. 1998 Stock Incentive Plan.
10.10(23)‡	Form of Performance Based Restricted Stock Unit Grant Notice and Agreement under the Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan
10.11(13)‡	2011 Employee Stock Purchase Plan.
10.12(14)‡	2012 Inducement Plan.
10.13(15)	Lease between Sobrato Interests and the Company dated June 12, 1996 (3380 Central Expressway, Santa Clara, CA).
10.14(16)	Fifth Amendment to Lease between Sobrato Interests and the Company dated July 3, 2002 (3380 Central Expressway, Santa Clara, CA).
10.15(17)	Sixth Amendment to Lease between SI 34, LLC, as successor in interest to Sobrato Interests, and the Company dated July 11, 2011 (3380 Central Expressway, Santa Clara, CA).
10.16(15)	Lease between Sobrato Interests and the Company dated May 31, 1996 (3450 Central Expressway, Santa Clara, CA).
10.17(16)	First Amendment to Lease between Sobrato Interests and the Company dated July 3, 2002 (3450 Central Expressway, Santa Clara, CA).
10.18(17)	Second Amendment to Lease between SI 34, LLC, as successor in interest to Sobrato Interests, and the Company dated July 11, 2011 (3450 Central Expressway, Santa Clara, CA).
10.19(18)	Lease between Sobrato Interests and the Company dated July 3, 2002 (3420 Central Expressway, Santa Clara, CA).
10.20(18)	First Amendment to Lease between Sobrato Interests and the Company dated September 30, 2003 (3420 Central Expressway, Santa Clara, CA).
10.21(17)	Second Amendment to Lease between SI 34, LLC, as successor in interest to Sobrato Interests, and the Company dated July 11, 2011 (3420 Central Expressway, Santa Clara, CA).
10.22(19)	Lease between Keppel Logistics Pte Ltd. and Affymetrix Pte Ltd. dated as of January 1, 2006 (7 Gul Circle, Singapore 629363).

10.23(20)	Addendum to Lease Agreement between Keppel Logistics Pte Ltd. and Affymetrix Pte Ltd. dated June 1, 2010 (7 Gul Circle, Singapore 629363).
10.24(21)	Lease Agreement between SBP Limited Partnership and the Company dated August 10, 2008 (26309 Miles Road, Warrensville Heights, OH).
10.25(21)	First Amendment and Lease Expansion Agreement between SBP Limited Partnership and the Company dated May 20, 2009 (26309 Miles Road, Warrensville Heights, OH).
10.26(21)	Lease Agreement between OTR, acting as the duly authorized nominee of The State Teacher Retirement System of Ohio and Anatrace, Inc. dated February 14, 2001 (434 Dussel Drive, Maumee, OH).
10.27(21)	Assignment and Assumption of Lease between Anatrace, Inc. and USB Acquisition dated April 30, 2005 (434 Dussel Drive, Maumee, OH).
10.28(22)	Lease Agreement between the Company and Miles/Commerce Ltd. dated April 1, 2010 (26101 Miles Road, Warrensville Heights, OH).
10.29(22)	Lease Agreement between the Company and 26111 Miles Road Ltd. dated April 1, 2010 (26111 Miles Road, Warrensville Heights, OH).
10.30(23)	Sublease Agreement between eBioscience, Inc. and STMicroelectronics, Inc. dated as of January 11, 2013 (4690 Executive Drive, San Diego, CA).
10.31(23)	Office Lease by and between eBioscience, Inc. and Kilroy Realty, L.P., dated as of January 9, 2013 (4690 Executive Drive, San Diego, CA).
10.32(23)
Sublease by and between and eBioscience, Inc. and Ligand Pharmaceuticals Incorporated dated as of December 6, 2007 (10255 Science Center Drive). (Attached as Annex A: Lease by and between Chevon/Nexus Partnership (Lot 13) and Ligand Pharmaceuticals, Inc. dated as of July 6, 1994).

10.33(23)
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

10.35(21)‡	Offer Letter from the Company to Andrew J. Last, Ph.D. dated November 2, 2009.
10.37(24)‡	Offer Letter from the Company to Frank Witney, Ph.D. dated May 26, 2011.
10.38(25)‡	Offer Letter from the Company to David Weber dated December 2, 2011.
10.41(26)‡	Offer Letter from the Company to Gavin Wood dated May 20, 2013.
10.43(7)‡	Form of Officer and Director Indemnification Agreement.
10.44(27)‡	Affymetrix, Inc. Change of Control Plan, as amended through May 14, 2010.
10.45(28)‡	Executive Severance Policy (Amended as of May 11, 2012).
10.46(29)	Settlement and Release Agreement dated January 9, 2008 between the Company and Illumina, Inc.
10.49(5)
Credit Agreement dated as of June 25, 2012 by and among the Company and its subsidiaries, General Electric Capital Corporation, Silicon Valley Bank and the other financial institutions and their securities affiliates party thereto.

10.50(23)	First Amendment to Credit Agreement dated as of July 20, 2012.
10.51(23)	Second Amendment to Credit Agreement dated as of December 5, 2012.
10.52(25)	Third Amendment to Credit Agreement dated April 8, 2013.
10.53(30)	Fourth Amendment to Credit Agreement dated October 17, 2013.
10.54(31)	Lease between BMR-10255 Science Center LP and the Company dated June 20, 2014 (10255 Science Center Drive, San Diego, California)
10.55(31)	Lease between BMR-10240 Science Center LP and the Company dated June 20, 2014 (10240 Science Center Drive, San Diego, California)
10.56(32)	Limited Waiver and Fifth Amendment to Credit Agreement dated July 28, 2014
10.57(33)	Addendum to Lease Agreement between Miles Commerce Ltd. and the Company dated August 26, 2014 (26101 Miles Road, Warrensville Heights, OH)
10.58(33)	Addendum to Lease Agreement between 26111 Miles Road Ltd. and the Company dated August 26, 2014 (26111 Miles Road, Warrensville Heights, OH)
12	Statement regarding computation of Consolidated Ratio of Earnings to Fixed Charges.
21	List of Subsidiaries.
23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema Document
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Registrant's Annual Report on Form 10-K as filed on February 28, 2012 (File No. 000-28218).

(2)	Incorporated by reference to Registrant's Current Report on Form 8-K as filed on May 31, 2012 (File No. 000-28218).

(3)	Incorporated by reference to Registrant's Current Report on Form 8-K as filed on June 13, 2000 (File No. 000-28218).

(4)	Incorporated by reference to Registrant's Quarterly Report on Form 10-Q as filed on August 7, 2009 (File No. 000-28218).

(5)	Incorporated by reference to Registrant's Current Report on Form 8-K as filed on June 25, 2012 (File No. 000-28218).

(6)	Incorporated by reference to Registrant's Registration Statement on Form S-1 (File No. 333-3648), as amended.

(7)	Incorporated by reference to Registrant's Annual Report on Form 10-K as filed on March 31, 1999 (File No. 000-28218).

(8)	Incorporated by reference to Registrant's Registration Statement on Form S-3 as filed on July 12, 1999 (File No. 333-82685), as amended.

(9)	Incorporated by reference to Registrant's Quarterly Report on Form 10-Q as filed on May 15, 2001 (File No. 000-28218).

(10)	Incorporated by reference to Registrant's Registration Statement on Form S-8 as filed on May 17, 2010 (File No. 333-166894).

(11)	Incorporated by reference to Registrant's Quarterly Report on Form 10-Q as filed on November 9, 2004 (File No. 000-28218).

(12)	Incorporated by reference to Registrant's Registration Statement on Form S-8 as filed on April 18, 2001 (File No. 333-59158).

(13)	Incorporated by reference to Registrant's Registration Statement on Form S-8 as filed on September 1, 2011 (File No. 333-176638).

(14)	Incorporated by reference to Registrant's Registration Statement on Form S-8 as filed on June 29, 2012 (File No. 333-182456).

(15)	Incorporated by reference to Registrant's Quarterly Report on Form 10-Q as filed on August 14, 1996 (File No. 000-28218).

(16)	Incorporated by reference to Registrant's Annual Report on Form 10-K as filed on March 16, 2005 (File No. 000-28218).

(17)	Incorporated by reference to Registrant's Current Report on Form 8-K as filed on July 15, 2011 (File No. 000-28218).

(18)	Incorporated by reference to Registrant's Annual Report on Form 10-K as filed on March 15, 2004 (File No. 000-28218).

(19)	Incorporated by reference to Registrant's Annual Report on Form 10-K as filed on March 9, 2006 (File No. 000-28218).

(20)	Incorporated by reference to Registrant's Annual Report on Form 10-K as filed on February 28, 2011 (File No. 000-28218).

(21)	Incorporated by reference to Registrant's Annual Report on Form 10-K as filed on March 1, 2010 (File No. 000-28218).

(22)	Incorporated by reference to Registrant's Quarterly Report on Form 10-Q as filed on May 6, 2010 (File No. 000-28218).

(23)	Incorporated by reference to Registrant's Annual Report on Form 10-K as filed on March 4, 2013 (File No. 000-28218).

(24)	Incorporated by reference to Registrant's Current Report on Form 8-K/A as filed on August 4, 2011 (File No. 000-28218).

(25)	Incorporated by reference to Registrant's Quarterly Report on Form 10-Q as filed on May 1, 2013 (File No. 000-28218).

(26)	Incorporated by reference to Registrant's Quarterly Report on Form 10-Q as filed on August 6, 2013 (File No. 000-28218)

(27)	Incorporated by reference to Registrant's Current Report on Form 8-K as filed on May 18, 2010 (File No. 000-28218).

(28)	Incorporated by reference to Registrant's Quarterly Report on Form 10-Q as filed on August 9, 2012 (File No. 000-28218).

(29)	Incorporated by reference to Registrant's Annual Report on Form 10-K as filed on February 29, 2008 (File No. 000-28218).

(30)	Incorporated by reference to Registrant's Current Report on Form 8-K as filed on October 21, 2013 (File No. 000-28218).

(31)	Incorporated by reference to Registrant's Current Report on Form 8-K as filed on June 25, 2014 (File No. 000-28218).

(32)	Incorporated by reference to Registrant's Quarterly Report on Form 10-Q as filed on August 4, 2014 (File No. 000-28218).

(33)	Incorporated by reference to Registrant's Quarterly Report on Form 10-Q as filed on October 30, 2014 (File No. 000-28218).

‡	Management contract, compensatory plan, contract or arrangement