Form 10-Q
period 2015-03-31
AFFYMETRIX INC
filed 2015-04-30
CIK 913077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

COMMON SHARES OUTSTANDING ON April 27, 2015: 77,323,772

AFFYMETRIX, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AFFYMETRIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2015	December 31, 2014
	(Unaudited)	(Note 1)
ASSETS:
Current assets:
Cash and cash equivalents	$104,009	$79,923
Accounts receivable, net	48,526	46,896
Inventories, net—short-term portion	50,701	50,676
Deferred tax assets—short-term portion	3,781	3,778
Prepaid expenses and other current assets	11,969	9,197
Total current assets	218,986	190,470
Property and equipment, net	18,576	18,087
Inventories, net—long-term portion	4,809	5,956
Goodwill	151,789	156,178
Intangible assets, net	99,479	106,183
Deferred tax assets—long-term portion	308	303
Other long-term assets	9,343	9,371
Total assets	$503,290	$486,548

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued liabilities	$43,110	$53,063
Current portion of long-term debt	4,000	4,000
Deferred revenue—short-term portion	8,748	9,210
Total current liabilities	55,858	66,273
Deferred revenue—long-term portion	2,515	2,372
Convertible notes	105,000	105,000
Term loan—long-term portion	17,950	18,950
Other long-term liabilities	20,643	21,626
Total liabilities	201,966	214,221
Stockholders’ equity:
Common stock	773	743
Additional paid-in capital	812,438	781,747
Accumulated other comprehensive loss	(6,722)	(612)
Accumulated deficit	(505,165)	(509,551)
Total stockholders’ equity	301,324	272,327
Total liabilities and stockholders’ equity	$503,290	$486,548
See accompanying Notes to the Condensed Consolidated Financial Statements

AFFYMETRIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
REVENUE:
Product sales	$79,367	$73,695
Services and other	9,350	9,276
Total revenue	88,717	82,971
COSTS AND EXPENSES:
Cost of product sales	27,583	29,512
Cost of services and other	6,296	6,904
Research and development	12,120	11,635
Selling, general and administrative	35,433	38,562
Litigation settlement	—	5,100
Total costs and expenses	81,432	91,713
Income (loss) from operations	7,285	(8,742)
Other (expense) income, net	(673)	293
Interest expense	1,483	1,753
Income (loss) before income taxes	5,129	(10,202)
Income tax provision	743	272
Net income (loss)	$4,386	$(10,474)

Basic net income (loss) per common share	$0.06	$(0.14)
Diluted net income (loss) per common share	$0.06	$(0.14)

Shares used in computing basic net income (loss) per common share	75,408	72,498
Shares used in computing diluted net income (loss) per common share	78,754	72,498
See accompanying Notes to the Condensed Consolidated Financial Statements

AFFYMETRIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income (loss)	$4,386	$(10,474)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(8,122)	151
Unrealized change in available-for-sale and non-marketable securities (net of $0 tax for the three months ended March 31, 2015 and 2014)	224	1,319
Unrealized change in cash flow hedges (net of $0 tax for the three months ended March 31, 2015 and 2014)	1,788	297
Net change in other comprehensive (loss) income, net of tax	(6,110)	1,767
Comprehensive loss	$(1,724)	$(8,707)
See accompanying Notes to the Condensed Consolidated Financial Statements

AFFYMETRIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,386	$(10,474)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,515	8,712
Amortization of inventory step-up in fair value	—	2,896
Share-based compensation	4,063	3,145
Deferred tax, net	(977)	(284)
(Gain) loss on sales of securities	(59)	15
Other non-cash transactions	291	134
Changes in operating assets and liabilities:
Accounts receivable, net	(2,035)	130
Inventories	145	(2,456)
Prepaid expenses and other assets	(916)	2,191
Accounts payable and accrued liabilities	(9,533)	3,205
Deferred revenue	(309)	(2,527)
Other long-term liabilities	771	(82)
Net cash provided by operating activities	1,342	4,605
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds on sale of fixed assets	—	106
Capital expenditures	(2,297)	(1,111)
Purchase of technology rights	(41)	—
Net cash used in investing activities	(2,338)	(1,005)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of issuance costs	26,658	184
Repayments of long-term debt	(1,000)	(3,250)
Net cash provided by (used in) financing activities	25,658	(3,066)
Effect of exchange rate changes on cash and cash equivalents	(576)	44
Net increase in cash and cash equivalents	24,086	578
Cash and cash equivalents at beginning of period	79,923	57,128
Cash and cash equivalents at end of period	$104,009	$57,706
See accompanying Notes to the Condensed Consolidated Financial Statements

AFFYMETRIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015
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

Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited financial statements should be read in conjunction with the Company's audited financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, from which the balance sheet information as of that date and as included herein was derived.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

There have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive loss (“OCI”). OCI includes foreign currency translation adjustments, unrealized gains and losses on the Company's non-marketable securities and unrealized gains and losses on cash flow hedges that are excluded from net loss. Total comprehensive loss has been disclosed in the Company's Condensed Consolidated Statements of Comprehensive Loss.

The following table summarizes the amounts reclassified out of accumulated other comprehensive income, net of tax, for the three months ended March 31, 2015 (in thousands):

	December 31, 2014	(Decrease)/ Increase	Reclassification Adjustments	March 31, 2015
Foreign currency translation adjustment	$(2,933)	$(8,122)	$—	$(11,055)
Unrealized change in non-marketable securities	1,219	224	—	1,443
Unrealized change in cash flow hedges	1,102	3,573	(1,785)	2,890
Total accumulated other comprehensive loss, net of tax	$(612)	$(4,325)	$(1,785)	$(6,722)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09) to provide guidance on revenue recognition. ASU 2014-09 requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In April 2015, the FASB proposed a one-year deferral of the effective date for ASU 2014-09. Under the proposal, ASU 2014-09 is effective for the Company in the first quarter of 2018. Early adoption up to the first quarter of 2017 is permitted. Upon adoption, ASU 2014-09 can be applied retrospectively to all periods presented or only to the most current period presented with the cumulative effect of changes reflected in the opening balance of retained earnings in the most current period presented. The Company is currently evaluating the method of adoption and the impact of adopting ASU 2014-09 on its consolidated financial statements.

NOTE 2—FAIR VALUE MEASUREMENTS

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of March 31, 2015 and December 31, 2014, the assets and liabilities measured at fair value consisted of the following (in thousands):

	March 31, 2015			December 31, 2014
	Fair Value Measurements Using Input Types			Fair Value Measurements Using Input Types
	Level 2	Level 3	Total	Level 2	Level 3	Total
Assets:
Derivative assets	$3,063	$—	$3,063	$1,258	$—	$1,258
Non-marketable securities	—	3,667	3,667	—	3,384	3,384
Total assets	$3,063	$3,667	$6,730	$1,258	$3,384	$4,642
Liabilities:
Derivatives liabilities	$12	$—	$12	$—	$—	$—

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

During the year ended December 31, 2014, other-than-temporary impairment charges of $0.1 million were recognized on the Company's non-marketable securities. There were no other-than-temporary impairment charges during the three months ended March 31, 2015. Net investment losses are included in Other (expense) income, net in the accompanying Consolidated Statements of Operations. Depending on market conditions, the Company may incur additional charges on this investment in the future.

The following table summarizes the change in the fair value of the Company's non-marketable securities during the three months ended March 31, 2015 (in thousands).

Balance as of December 31, 2014	$3,384
Sales	—
Realized gains	59
Unrealized gains	224
Balance as of March 31, 2015	$3,667

Fair Value of Long-Term Debt Obligations

As further discussed in Note 7, "Long-Term Debt Obligations", the Company's long-term debt obligations are not measured at fair value on a recurring basis and are carried at amortized cost. The Company believes the fair value of the Term Loan approximates its carrying value, or amortized cost, due to the short-term nature of these obligations and the market rates of interest rates they bear, and therefore is classified as Level 3 of the fair value hierarchy. The fair value of the Company’s 4.00% Notes is based on quoted market prices as of the respective balance sheet date, and therefore is classified as Level 1 of the fair value hierarchy. As of March 31, 2015, the fair value of the Company’s 4.00% Notes was approximately $241.2 million.

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

As of March 31, 2015 and December 31, 2014, the total notional values of the Company’s derivative assets and liabilities were as follows (in thousands):

	March 31, 2015	December 31, 2014
Euro	$27,384	$15,982
Japanese Yen	2,656	3,391
British Pound	6,941	1,784
Total	$36,981	$21,157

The Company records all derivative assets and liabilities on the accompanying Condensed Consolidated Balance sheets at fair value. The following table shows the Company’s derivatives as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014	Balance Sheet Classification
Derivative assets:
Foreign exchange contracts	$3,063	$1,258	Prepaid expenses and other current assets
Derivative liabilities:
Foreign exchange contracts	12	—	Accounts payable and accrued liabilities

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

All derivative assets and liabilities were designated as hedging relationships as of March 31, 2015 and December 31, 2014.

The following table shows the effect, net of tax, of the Company’s derivative instruments on the accompanying Condensed Consolidated Statements of Operations and OCI for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Derivatives in cash flow hedging relationships:
Net gain (loss) recognized in OCI	$1,788	$(297)
Net gain (loss) reclassified from accumulated OCI into Revenue	1,785	(444)
Net loss reclassified from accumulated OCI into Other (expense) income, net	—	(10)
Net gain (loss) recognized in Other (expense) income, net	14	(18)
Derivatives not designated as hedging relationships:
Net gain recognized in Other (expense) income, net	—	1

As of March 31, 2015, the deferred amount recorded in OCI related to the Company's derivatives recorded is a net gain of $2.9 million and is expected to be recognized into earnings over the next 12 months.

NOTE 4—STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION EXPENSE

At the Market Offering

On November 18, 2014, the Company entered into a sales agreement with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) to offer shares of its common stock, $0.01 par value per share, from time to time through Cantor Fitzgerald, as the Company’s sales agent for the offer and sale of the shares. The Company may offer and sell shares for an aggregate offering price of up to $50.0 million. The Company pays a commission equal to 3% of the gross proceeds from the sale of shares of its common stock under the sales agreement. The Company intends to use the net proceeds from this offering for general corporate purposes, including capital expenditures, debt repayments and working capital. The Company may also use a portion of the net proceeds from this offering to acquire or invest in complementary businesses, technologies, product candidates or other intellectual property, although there are no present commitments or agreements to do so. The Company is not obligated to make any sales of shares of common stock under the sales agreement. As of March 31, 2015, the Company has sold a total of 2.2 million shares of common stock at an average price of $11.80 through its “at-the-market” offering, for total net proceeds of $25.3 million.

Share-based Compensation Plans

The Company has a share-based compensation program, most recently the 2000 Amended and Restated Equity Incentive Plan (the “Plan”), that provides the Board of Directors broad discretion in creating equity incentives for employees, officers, directors and consultants. This program includes incentive and non-qualified stock options and non-vested stock awards (also known as restricted stock) granted under various stock plans. As of March 31, 2015, the Company had approximately 4.6 million shares of common stock reserved for future issuance under its share-based compensation plans. New shares are issued as a result of stock option exercises, restricted stock units vesting and restricted stock award grants.

The Company recognized share-based compensation expense in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014 as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Costs of product sales	$695	$537
Research and development	514	507
Selling, general and administrative	2,854	2,101
Total share-based compensation expense	$4,063	$3,145

As of March 31, 2015, $16.4 million of total unrecognized share-based compensation expense related to non-vested awards is expected to be recognized over the respective vesting terms of each award through 2018. The weighted‑average terms of the unrecognized share-based compensation expense are 2.3 years for stock options and 2.0 years for restricted stock.

Performance-Based Awards

The Company's share-based awards program includes performance-based restricted stock awards ("PRSUs") that vest based upon the achievement of certain performance criteria and a service vesting criteria following the achievement of performance criteria. Performance criteria include various operational criteria of the Company such as revenues, earnings before interest, taxes, depreciation and amortization, earnings per share, and similar criteria, either on a Company-wide or business unit specific basis. The service vesting criteria ranges from two to four years. The Company recognizes the fair value of these awards to the extent the achievement of the related performance criteria is estimated to be probable. If a performance criteria is subsequently determined to not be probable of achievement, any related expense is reversed in the period such determination is made. Conversely, if a performance criteria is not currently expected to be achieved but is later determined to be probable of achievement, a “catch-up” entry is recorded in the period such determination is made for the expense that would have been recognized had the performance criteria been probable of achievement since the grant of the award.
During the first quarter of 2015, the Compensation Committee granted certain PRSUs associated with performance criteria referred to as the 2015 Program. The purpose of the 2015 Program is to retain key employees. The measurement period for the 2015 Program is the twelve month period ended December 31, 2015 and the awards granted under the 2015 Program were granted in the form of performance shares pursuant to the terms of our 2000 Plan. Based on the achievement of the performance conditions, shares of stock would vest in equal installments over three years. The level of achievement of 2015 financial performance will be assessed during the first quarter of 2016 after which the shares of stock will be issued to the participants, contingent upon the recipient’s continued service to the Company. In 2015, the Company awarded 243,000 PRSUs under the 2015 Program at a grant date fair value of $11.88 per PRSU.
As of March 31, 2015, there were 931,600 PRSUs outstanding with an average grant date fair value of $8.24 per PRSU. The Company expects that it is probable that 823,600 of these PRSUs will vest and that the related unrecognized stock compensation expense of $2.7 million will be recognized over the next three years. Changes in the Company’s assessment of the probability of achievement of performance criteria could have a material effect on the results of operations in future periods. There were no material changes in estimate related to the probability of vesting or recognition of expense related to PRSUs during either of the periods ended March 31, 2015 or 2014.

For additional information concerning the Company's share-based compensation plans, including performance-based awards programs, see Note 13, "Stockholders' Equity and Share-Based Compensation Expense", to the consolidated financial statements in Part II, Item 8 of the Company's 2014 Annual Report on Form 10-K.

NOTE 5—INVENTORIES

At March 31, 2015 and December 31, 2014, inventories, net consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Raw materials	$10,839	$11,461
Work-in-process	19,382	18,147
Finished goods	25,289	27,024
Total	$55,510	$56,632

Short-term portion	$50,701	$50,676
Long-term portion	$4,809	$5,956

Amortization expense related to the fair value step-up during the three months ended March 31, 2014 was approximately $2.9 million. The inventory fair value step-up was fully amortized as of June 30, 2014.

NOTE 6—WARRANTIES

The Company provides for anticipated warranty costs at the time the associated product revenue is recognized. Accrued warranties are included in Accounts payable and accrued liabilities in the accompanying Condensed Consolidated Balance Sheets. Product warranty costs are estimated based upon the Company’s historical experience and the applicable warranty period. The Company periodically reviews the adequacy of its warranty reserve and adjusts, if necessary, the warranty percentage and accrual based on actual experience and estimated costs to be incurred. Changes to the Company’s product warranty liability for the three months ended March 31, 2015 are as follows (in thousands):

Balance at December 31, 2014	$912
Additions charged to cost of product sales	281
Repairs and replacements	(335)
Balance at March 31, 2015	$858

NOTE 7—LONG-TERM DEBT OBLIGATIONS

The following table summarizes the carrying amount of the Company's borrowings (in thousands):

	March 31, 2015	December 31, 2014
Term loan	$21,950	$22,950
Convertible notes	105,000	105,000
Total debt	126,950	127,950
Less: current portion of long-term debt	4,000	4,000
Total long-term debt	$122,950	$123,950

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

On October 17, 2013, the Company refinanced its Senior Secured Credit Facility and entered into the Fourth Amendment to Credit Agreement (the "Fourth Amendment"). The Fourth Amendment provided, among other things, for a term loan in the aggregate principal amount of $38.0 million and revolving loan commitments in the aggregate principal amount of $10.0 million, each with a term of five years. The Company borrowed a total of $38.0 million under the Term Loan and $10.0 million under the revolving loan upon refinancing.

On July 28, 2014, the Company entered into the Fifth Amendment to Credit Agreement (the "Fifth Amendment" and the Credit Agreement as so amended, the "Amended Credit Agreement"). The Fifth Amendment provides, among other things, for (1) an uncommitted incremental term loan facility in an aggregate amount not to exceed $50.0 million and (2) the reduction of interest rate margins. As of March 31, 2015, the applicable interest rate was approximately 3.04%.

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

The Amended Credit Agreement also contains events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-default and cross-acceleration to other indebtedness in excess of specified amounts, monetary judgment defaults in excess of specified amounts, bankruptcy or insolvency, actual or asserted invalidity or impairment of any part of the credit documentation (including the failure of any lien on a material portion of the collateral to remain perfected) and change of ownership or control defaults. In addition, the occurrence of a “fundamental change” under the indenture governing the 4.00% Convertible Notes would be an event of default under the Amended Credit Agreement. As of March 31, 2015, the Company was in compliance with the covenants.

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

As of March 31, 2015, the Company had an outstanding principal balance of approximately $22.0 million under the Term Loan and incurred $0.3 million in interest expense under the Senior Secured Credit Facility for the three months ended March 31, 2015. There were no amounts outstanding under the Revolving Credit Facility as of March 31, 2015.

Quarterly, principal payments are due under the Term Loan, which amortizes such that 10% of the outstanding principal is due during the first four years and the remaining 60% is due in the fifth year, including any remaining principal balance and any outstanding revolver balance at such time. The principal amount of unpaid maturities per the Amended Credit Agreement is as follows (in thousands):

2015, remainder thereof	$—
2016	—
2017	—
2018	21,950
Total	$21,950

The Company intends to continue making quarterly payments during 2015 and reclassified $4.0 million as current on the accompanying Condensed Consolidated Balance Sheet as of March 31, 2015.

4.00% Convertible Senior Notes

On June 25, 2012, the Company issued $105.0 million principal amount of 4.00% Convertible Senior Notes ("4.00% Convertible Notes") due July 1, 2019. The net proceeds, after debt issuance costs totaling $3.9 million from the 4.00% Convertible Notes offering, were $101.1 million. The 4.00% Convertible Notes bear interest of 4.00% per year payable semi-annually in arrears on January 1 and July 1 of each year, beginning on January 1, 2013 until the maturity date of July 1, 2019, unless converted, redeemed or repurchased earlier. The debt issuance costs are being amortized over the effective life of the 4.00% Convertible Notes, which is seven years.

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

As of March 31, 2015, the outstanding balance on the 4.00% Convertible Notes was $105.0 million and interest incurred for the three months ended March 31, 2015 was $1.2 million.

NOTE 8—NET INCOME (LOSS) PER COMMON SHARE

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

The following table sets forth a reconciliation of basic and diluted net income (loss) per common share (in thousands except per common share amounts):

	Three Months Ended March 31,
	2015	2014
Net income (loss)	$4,386	$(10,474)

Shares used in computing basic net income (loss) per common share	75,408	72,498
Add effect of dilutive securities:
Employee stock options	1,639	—
Employee stock purchase plan	71	—
Restricted stock and restricted stock units	1,636	—
Shares used in computing diluted net income (loss) per common share	78,754	72,498

Basic net income (loss) per common share	$0.06	$(0.14)
Diluted net income (loss) per common share	$0.06	$(0.14)

The potential dilutive securities excluded from diluted net income (loss) per common share were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Employee stock options	2,309	5,068
Employee stock purchase plan	—	173
Restricted stock and restricted stock units	1,359	4,419
Convertible notes	17,857	17,857
Total	21,525	27,517

NOTE 9—LEGAL PROCEEDINGS

The Company has been in the past, and continues to be, a party to litigation, which has consumed, and may continue to consume, substantial financial and managerial resources. The Company could incur substantial costs and divert the attention of management and technical personnel in defending against litigation, and any adverse ruling or perception of an adverse ruling could have a material adverse impact on the Company’s stock price. In addition, any adverse ruling could have a material adverse impact on the Company’s cash flows and financial condition. The results of any litigation or any other legal proceedings are uncertain and, as of the date of this report, the Company has not accrued any liability with respect to any of the litigation matters listed below:

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

Administrative Proceedings

The Company’s intellectual property is subject to a number of significant administrative actions. These proceedings could result in the Company’s patent protection being significantly modified or reduced, and the incurrence of significant costs and the consumption of substantial managerial resources. For the three months ended March 31, 2015 and 2014, the Company did not incur significant costs in connection with administrative proceedings.

NOTE 10—INCOME TAXES

During the three months ended March 31, 2015, the Company recognized an income tax expense of $0.7 million. The provision for income taxes during the three months ended March 31, 2015 primarily consists of foreign taxes.

Due to the Company’s history of cumulative operating losses, management concluded that, after considering all the available objective evidence, it is not more likely than not that all the Company’s net deferred tax assets will be realized. Accordingly, all of the Company's U.S. deferred tax assets continue to be subject to a valuation allowance as of March 31, 2015.

As of March 31, 2015, the total amount of unrecognized tax benefits increased minimally compared to December 31, 2014. As a result of settlements of ongoing tax examinations and/or expiration of statues of limitations without the assessment of additional income taxes, the amount of unrecognized tax benefits that could be recognized in earnings in the next 12 months could range from zero to approximately $1.7 million.

NOTE 11—SEGMENT INFORMATION

The Company reports segment information on the "management" approach which designates the internal reporting used by management for making decisions and assessing performance as the source of the Company's reportable segments. The Company has determined that the combined presence of its Chief Executive Officer and Chief Operating Officer is the Company's chief operating decision maker ("CODM") as they are responsible for reviewing and approving investments in the Company's technology platforms and manufacturing infrastructure. The Company is organized into two reportable segments: Affymetrix Core and eBioscience.

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

•
Genetic Analysis and Clinical Applications: This business unit markets the Company's Axiom® genotyping product line, as well as products with clinical diagnostic and research applications including CytoScan® HD, OncoScan products, and the ViewRNA insitu hybridization platform for clinical translational research. In addition, the business unit is responsible for managing the PbA clinical partnering and licensing program which enables third-party diagnostic companies to access and develop DNA and RNA-based diagnostic tests based on Affymetrix technology platforms. This business unit also markets the CytoScan Dx product, the recently FDA approved microarray system for post natal diagnostics of children with developmental delays and intellectual disabilities;

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

The eBioscience business unit operates with its own manufacturing, research and development, and marketing groups. The business unit does utilize certain Corporate functions such as finance, legal and human resources. This reportable segment specializes in the areas of flow cytometry reagents, immunoassays, microscopic imaging, other protein-based analyses, QuantiGene single and multiplex RNA solution assays (not including the View RNA insitu hybridization platform) and the Procarta multiplex immunoassay product lines.

All business units sell their products through the Global Commercial Organization comprised of sales, field application and engineering support personnel. The Company markets and distributes its products directly to customers in North America, Japan and major European markets. In these markets, the Company has its own sales, service and application support personnel responsible for expanding and managing their respective customer bases. In other markets, such as Mexico, India, Brazil, the Middle East and Asia Pacific, including China, the Company sells its products principally through third-party distributors that specialize in life science supply. The Company is selectively expanding its presence in the larger and more attractive markets, such as China. For certain molecular diagnostic and industrial opportunities, the Company supplies its partners with arrays and instruments, which they incorporate into diagnostic products or other routine applications and assume the primary commercialization responsibilities.

During 2015, the commercial organization and general and administrative functions are fully integrated. The Company no longer reports these operating expenses at a segment level and began evaluating the performance of its reportable segments based on revenue and gross profit. Revenue is allocated to each business unit based on product codes. The 2014 amounts have been recast to conform to the current presentation.

The following table shows revenue and gross profit by reportable operating segment for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenue:
Affymetrix Core	$64,445	$59,447
eBioscience	24,272	23,524
Total revenue	$88,717	$82,971
Gross Profit:
Affymetrix Core	$40,627	$35,004
eBioscience	14,211	11,551
Total gross profit	$54,838	$46,555

NOTE 12—RELATED PARTY TRANSACTIONS

In December 2011, the Company entered into an agreement under which it assigned one patent application and related know-how to Cellular Research, Inc. (“Cellular Research”), a company founded by the Company’s former Chairman, Dr. Stephen P.A. Fodor. Dr. Fodor also owns a majority of the shares of Cellular Research. Pursuant to the agreement, Cellular Research shall pay single digit royalties to Affymetrix on sales of products covered by the assigned technology, and starting in December 2016, an annual minimum fee of $100,000. Affymetrix shall also have a right of first refusal to collaborate with Cellular Research for the development of certain new products and to supply arrays to Cellular Research under certain terms and conditions. As of March 31, 2015, no significant royalties have been earned from this agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 should be read in conjunction with our financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014.

All statements in this quarterly report that are not historical in nature, are predicative in nature or that depend upon or refer to future events or conditions are "forward-looking statements" within the meaning of Section 21 of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These include statements regarding our strategic initiatives, market expectations, integration of and synergies related to eBioscience, anticipated product and revenue growth, financial strength and regulatory environment, as well as all other "expectations," "beliefs," "hopes," "intentions," "strategies" and words of similar import and the negatives thereof. Such statements are based on our current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. We cannot assure you that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, those discussed in “Risk Factors” contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014. These forward-looking statements speak only as of the date of the Quarterly Report. Unless required by law, we do not undertake to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statements are based.

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

Reportable Segments

See Note 11, "Segment Information", of the accompanying Condensed Consolidated Financial Statements for information on our reportable operating segments.

Our Strategy

Our strategy has been to transform the company from one that is highly dependent on its GeneChip® Expression product line that faces intense competition in certain applications, to one with diversified revenue streams and a broad reach into the growing markets for translational medicine, molecular diagnostics and applied sciences, such as agricultural biotechnology ("AgBio").

Since Dr. Frank Witney became our President and Chief Executive Officer in July 2011, we have begun shifting our resources and focus from a dependency on our Expression business unit products to a more diversified portfolio with broader and growing revenue streams that reach into the growing markets for translational medicine, molecular diagnostics and applied sciences. Revenue from the Expression business unit was reduced to approximately 17% of total revenue in the first quarter of 2015 as compared to 22% in the same period of 2014 while revenue from our Genetic Analysis and Clinical Applications business unit increased to 42% of total revenue in the first quarter of 2015 as compared to 36% in the same period of 2014. Our eBioscience business was approximately 27% and 28% of our consolidated revenue for the first quarter of 2015 and 2014, respectively.

Since 2011, under the leadership of Dr. Witney, we have executed on a strategy to realign our product portfolio, stabilize our business and return our company to growth and profitability. We expect this transformation to take place over three phases, two of which are now completed:

•
Phase 1 (2011-2012) –Portfolio Realignment. During this phase, we reorganized ourselves into business units to sharpen our focus based on target markets. We also launched CytoScan®, our cytogenetic microarray product line, enhanced our Axiom Genotyping Solution and acquired eBioscience. Through eBioscience, we offer flow cytometry reagents and immunoassay products which, aligned with our new product introductions, have enabled us to broaden our reach into the translational medicine, applied, and molecular diagnostics markets. We believe these actions contributed to the stabilization of our business and the realignment of our product portfolio positioned us for growth.

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

•
Phase III (2015 -2017) – Strategic Flexibility, Expansion of Product Lines, Growth. We entered Phase III of our transformation in 2015. In this phase, our goal is to leverage the work we have done in Phase I and II in order to have well established and growing franchises in: (1) translational medicine and molecular diagnostics (with a focus on reproductive health and oncology); (2) genotyping (both human and AgBio); and (3) single cell biology (the analysis of individual cells that comprise the population of cells typically studied by researchers, a market expected to grow rapidly over the next several years). We intend to continue the growth that we demonstrated in Phase II, as well as continue to improve our profitability. We strengthened our balance sheet in Phase II and are now in position to evaluate complimentary technology acquisitions that may enhance our positions in our target markets.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. For a description of accounting changes and recent accounting standards, including the expected dates of adoption and estimated effects, if any, refer to Note 1, "Summary of Significant Accounting Policies", in the Notes to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q. During the three months ended March 31, 2015, there have been no significant changes in our critical accounting policies and estimates compared to the disclosures in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014.

RESULTS OF OPERATIONS

The following discussion compares the historical results of operations for the three months ended March 31, 2015 and 2014.

REVENUE

	Three Months Ended March 31,		$ Change	% Change
	2015	2014
Total revenue ($ in thousands):
Consumables	$76,454	$69,886	$6,568	9%
Instruments	2,913	3,809	(896)	(24)%
Product sales	79,367	73,695	5,672	8%
Services and other revenue	9,350	9,276	74	1%
Total revenue	$88,717	$82,971	$5,746	7%

Segment revenue ($ in thousands):
Affymetrix Core:
Expression	$14,886	$18,549	$(3,663)	(20)%
Genetic analysis and clinical applications	36,955	30,221	6,734	22%
Life science reagents	6,683	6,943	(260)	(4)%
Corporate	5,921	3,734	2,187	59%
Total Affymetrix Core	64,445	59,447	4,998	8%
eBioscience	24,272	23,524	748	3%
Total revenue	$88,717	$82,971	$5,746	7%

Segment revenue (% of revenue):
Affymetrix Core:	2015	2014
Expression	17%	22%
Genetic analysis and clinical applications	42%	36%
Life science reagents	8%	9%
Corporate	6%	5%
Total Affymetrix Core	73%	72%
eBioscience	27%	28%
Total revenue	100%	100%

Product sales

For the three months ended March 31, 2015, total product sales increased $5.7 million as compared to the same period in 2014. The increase was primarily due to a higher volume of sales of our Axiom Genotyping Solution, PbA partners, Cytogenetics and ProCarta Plex products. These increases were partially offset by a decline in our legacy in vitro transcription (IVT) expression product sales and Gene arrays sales and decreased instrument revenue due to a lower volume of sales.

Services and other revenue

For the three months ended March 31, 2015, services and other revenue increased $0.1 million as compared to the same period in 2014, primarily due to increased royalty and license revenue of $0.3 million and genotyping services revenue of $0.1 million. This increase was offset by lower field services revenue of $0.4 million.

Expression

For the three months ended March 31, 2015, Expression revenue decreased $3.7 million as compared to the same period in 2014, primarily due to lower IVT sales of $1.8 million, lower Gene and Exon array sales of $1.3 million, and lower instruments sales of $0.6 million.

Genetic Analysis and Clinical Applications

For the three months ended March 31, 2015, Genetic Analysis and Clinical Applications revenue increased $6.7 million as compared to the same period in 2014, primarily due to increased Axiom® Genotyping Solution product sales and services of $5.0 million, increased PbA partners sales of $2.1 million, and Cytogenetics product sales of $1.2 million, partially offset by a decline in sales of our legacy genotyping product SNP 6.0 of $0.9 million, and DMET sales of $0.4 million.

Life Science Reagents

For the three months ended March 31, 2015, Life Science Reagents revenue decreased $0.3 million as compared to the same period in 2014, primarily due to lower volume of biochemical products.

Corporate

For the three months ended March 31, 2015, Corporate revenue increased $2.2 million as compared to the same period in 2014, primarily due to a net realized gain from designated cash flow hedges of $2.2 million and increased royalties of $0.3 million, offset by decreased field services of $0.4 million.

eBioscience

For the three months ended March 31, 2015, eBioscience revenue increased $0.7 million as compared to the same period in 2014, primarily due to increase in our ProCarta Plex sales of $0.6 million and QuantiGene ViewCell sales of $0.5 million, offset by a decrease in Elisa product sales of $0.4 million.

GROSS MARGIN

Management evaluates business segment performance based on revenue and gross margin. The following table presents gross margin for each reportable segment:

Dollars in thousands	Three Months Ended March 31,		$ % Change
	2015	2014
Total gross profit:
Product	$51,784	$44,183	$7,601
Services and other	3,054	2,372	682
Total gross profit	$54,838	$46,555	$8,283

Product gross margin	65%	60%	5
Service and other gross margin	33%	26%	7

Segment gross profit:
Affymetrix Core	$40,627	$35,004	$5,623
eBioscience	14,211	11,551	2,660
Total gross profit	$54,838	$46,555	$8,283

Affymetrix Core gross margin	63%	59%	4
eBioscience gross margin	59%	49%	10

Product gross profit

For the three months ended March 31, 2015, product gross profit increased $7.6 million as compared to the same period in 2014, consisting of $4.6 million improvement due to higher sales and $2.9 million due to the completion of amortization for the step-up in inventory fair value that was recognized when we acquired eBioscience in 2012. In addition, inventory reserves were lower by $0.3 million driven primarily by the sell through of previously reserved inventory, offset by increased royalties of $0.2 million in line with additional revenues.

Service and other gross profit

For the three months ended March 31, 2015, service gross profit increased $0.7 million as compared to the same period in 2014, primarily due to lower supplies expenses for the service lab related to a large biobank project of $0.6 million and increased royalties revenue of $0.3 million, offset by reduced field services gross profit of $0.3 million.

Affymetrix Core

For the three months ended March 31, 2015, Affymetrix Core gross profit increased $5.6 million as compared to the same period in 2014, consisting of $3.4 million increase due to higher product sales, $1.3 million increase due to higher utilization of our Singapore and Ohio factories and lower costs due to a certain license payment in the prior years which was not recurring, and $0.9 million increase in service gross profit, primarily due to lower supplies expenses for the service lab related to a large biobank project of $0.6 million and increased royalties revenue of $0.3 million, offset by reduced field services gross profit of $0.3 million.

eBioscience

For the three months ended March 31, 2015, eBioscience gross profit increased $2.7 million as compared to the same period in 2014, primarily due to the completion of amortization for the step-up in inventory fair value that was recognized when we acquired eBioscience in 2012.

OPERATING EXPENSES

Dollars in thousands	Three Months Ended March 31,		$ Change	% Change
	2015	2014
Research and development	$12,120	$11,635	$485	4%
Selling, general and administrative expenses	35,433	38,562	(3,129)	(8)%
Litigation settlement	—	5,100	(5,100)	100%

Research and development Research and development expense increased $0.5 million for the three months ended March 31, 2015 as compared to the same periods in 2014. The increases are primarily due to higher spending on supplies and increased consulting and external services.

Selling, general and administrative Selling, general and administrative expenses decreased $3.1 million for the three months ended March 31, 2015 as compared to the same period in 2014. The decrease is primarily related to decreases in compensation and benefits, lower legal fees incurred during the current period, and lower depreciation expense as certain fixed assets have been fully depreciated, partially offset by higher stock-based compensation expense related to new grants.

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

OTHER (EXPENSE) INCOME, NET

Dollars in thousands	Three Months Ended March 31,		$ Change	% Change
	2015	2014
Other (expense) income, net	$(673)	$293	$(966)	(330)%
Interest expense	1,483	1,753	(270)	15%

Other (expense) income, net Other (expense) income, net, decreased $1.0 million for the three months ended March 31, 2015 as compared to the same period in 2014. The decrease is primarily due to currency losses, partially offset by a gain related to the recovery of certain investments in the quarter.

Interest expense Interest expense decreased $0.3 million for the three months ended March 31, 2015 as compared to the same period in 2014. The decreases are due to a combination of lower outstanding borrowings in the first three months of 2015 as well as lower interest rates following the modification of our Senior Secured Credit Facility in July 2014.

INCOME TAX PROVISION

Dollars in thousands	Three Months Ended March 31,		$ Change	% Change
	2015	2014
Income tax provision	$743	$272	$471	(173)%

During the three months ended March 31, 2015, the Company recognized an income tax expense of $0.7 million. The provision for income taxes during the three months ended March 31, 2015 primarily consists of foreign taxes.

Due to the Company’s history of cumulative operating losses, management concluded that, after considering all the available objective evidence, it is not more likely than not that all the Company’s net deferred tax assets will be realized. Accordingly, all of the Company's U.S. deferred tax assets continue to be subject to a valuation allowance as of March 31, 2015.

As of March 31, 2015, the total amount of unrecognized tax benefits increased minimally compared to December 31, 2014. As a result of settlements of ongoing tax examinations and/or expiration of statues of limitations without the assessment of additional income taxes, the amount of unrecognized tax benefits that could be recognized in earnings in the next 12 months could range from zero to approximately $1.7 million.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our operations primarily through product sales; borrowings under credit arrangements; sales of equity and debt securities such as our 4.00% Convertible Notes and at-the-market offering; collaborative agreements; and licensing of our technology.

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

As of March 31, 2015, we had cash and cash equivalents of approximately $104.0 million. We anticipate that our existing capital resources along with the cash to be generated from operations and at-the-market offering will enable us to maintain currently planned operations, debt repayments, and capital expenditures for the foreseeable future. These expectations are based on our current operating and financing plans, which are subject to change, and therefore we could require further funding. Factors that may cause us to require additional funding may include, but are not limited to: costs associated with defending third party claims; an adverse ruling in any of our current litigation proceedings; investments required to commercialize our products; investments required to upgrade our older product lines; a decline in cash generated by sales of our products and services; our ability to maintain existing collaborative and customer arrangements and establish and maintain new collaboration and customer arrangements; arrangements that we may enter into in connection with future acquisitions or dispositions; the progress of our research and development programs; initiation or expansion of research programs and collaborations; the costs involved in preparing, filing, prosecuting and enforcing intellectual property rights; the purchase of patent licenses; and other factors.

During the three months ended March 31, 2015, we prepaid $1.0 million of our senior secured debt with cash provided by operations. As of March 31, 2015, the carrying amount of the senior secured debt was $22.0 million.

As part of the terms of the senior secured debt agreement, we are required to meet certain financial and other negative covenants. As of March 31, 2015, we were in compliance with the amended covenants. Refer to Note 7, “Long-Term Debt Obligations”, for further details regarding our Senior Secured Credit Facility and 4.00% Convertible Notes.

From time to time, we may seek to retire, repurchase or exchange common stock or convertible notes in open market purchases, privately negotiated transactions dependent on market conditions, liquidity, and contractual obligations and other factors. We did not retire, repurchase or exchange any of our common stock or convertible notes during the three months ended March 31, 2015.

On November 18, 2014, we entered into a sales agreement with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) to offer shares of our common stock, $0.01 par value per share, from time to time through Cantor Fitzgerald, as our sales agent for the offer and sale of the shares. We may offer and sell shares for an aggregate offering price of up to $50.0 million. We pay a commission equal to 3% of the gross proceeds from the sale of shares of our common stock under the sales agreement. We intend to use the net proceeds from this offering for general corporate purposes, including capital expenditures, debt repayments and working capital. We may also use a portion of the net proceeds from this offering to acquire or invest in complementary businesses, technologies, product candidates or other intellectual property, although there are no present commitments or agreements to do so. We are not obligated to make any sales of shares of our common stock under the sales agreement. As of March 31, 2015, we have sold a total of 2.2 million shares of our common stock at an average price of $11.80 through our “at-the-market” offering, for total net proceeds of $25.3 million.

Cashflow (in thousands)

	Three Months Ended March 31,
	2015	2014
Net cash provided by operating activities	$1,342	$4,605
Net cash used in investing activities	(2,338)	(1,005)
Net cash provided by (used in) financing activities	25,658	(3,066)

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2015 was comprised of net income of $4.4 million, non-cash charges of $8.8 million and a decrease of $11.9 million related to changes in operating assets and liabilities. Adjustments for non-cash expenses include depreciation and amortization expense of $5.5 million, and share-based compensation expense of $4.1 million.

Net cash provided by operating activities for the three months end March 31, 2014 was comprised of net loss of $10.5 million, non-cash charges of $14.6 million and a decrease of $0.5 million related to changes in operating assets and liabilities. Adjustments for non-cash expenses include depreciation and amortization expense of $8.7 million, amortization expense related to inventory step-up in fair value of $2.9 million, and share-based compensation expense of $3.1 million.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2015 included capital expenditures of $2.3 million.

Net cash used in investing activities for the three months ended March 31, 2014 included capital expenditures of $1.1 million.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2015 included net proceeds of $25.3 million from our at-the-market offering, and the use of $1.0 million of early payments on the outstanding principal amount of borrowings under our Term Loan agreement. Other financing activities also consisted of stock option exercise activity of $3.3 million under our employee stock plan. Cash used in paying withholding taxes in connection with issuance of stock under our employee stock plan, net of treasury shares withheld for taxes, was $2.0 million for the three months ended March 31, 2015.

Net cash used in financing activities for the three months ended March 31, 2014 included $3.3 million of pre-payment on our Senior Credit Facility. In addition to certain mandatory payments, from time to time, we also may make early payments on the outstanding principal amount of our Term Loan.

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

As of March 31, 2015, we had no off-balance sheet arrangements. There have been no significant changes to our aggregate contractual obligations as compared to the disclosures in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014, except with respect to the prepayment of amounts owned under our Term Loan as discussed above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

We derive a portion of our revenues in foreign currencies, predominantly in Europe and Japan. In addition, a portion of our assets are held in nonfunctional currencies of our subsidiaries. We use currency forward contracts to manage a portion of the currency exposures created from our activities denominated in foreign currencies. Our hedging program is designed to reduce, but does not entirely eliminate, the impact of currency exchange rate movements. See Note 1, "Summary of Significant Accounting Policies – Derivative Instruments", in the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2014 for further information.

Interest Rate Risk

We are exposed to market risk from changes in interest rates on long-term obligations. We have a combination of fixed and variable rate debt. Refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014. In October 2013, we refinanced $48.0 million under our Senior Secured Credit Facility. In July 2014, we entered into the Fifth Amendment, which provides, among other things, for (1) an uncommitted incremental term loan facility in an aggregate amount not to exceed $50.0 million and (2) the reduction of interest rate margins. Our interest rate risk relates primarily to U.S. dollar LIBOR-indexed borrowings.

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

ITEM 1A. RISK FACTORS

Our business is subject to various risks, including those described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which we strongly encourage you to review. There have been no material changes from the risk factors disclosed in Item 1A of our Form 10-K.

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

April 30, 2015

Duly Authorized Officer and Principal Financial And Accounting Officer