Form 10-Q
period 2015-06-30
AFFYMETRIX INC
filed 2015-07-30
CIK 913077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

COMMON SHARES OUTSTANDING ON July 27, 2015: 79,820,002

AFFYMETRIX, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AFFYMETRIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2015	December 31, 2014
	(Unaudited)	(Note 1)
ASSETS:
Current assets:
Cash and cash equivalents	$119,597	$79,923
Accounts receivable, net	52,769	46,896
Inventories, net—short-term portion	54,030	50,676
Deferred tax assets—short-term portion	3,731	3,778
Prepaid expenses and other current assets	9,065	9,197
Total current assets	239,192	190,470
Property and equipment, net	20,861	18,087
Inventories, net—long-term portion	4,849	5,956
Goodwill	156,834	156,178
Intangible assets, net	107,920	106,183
Deferred tax assets—long-term portion	297	303
Other long-term assets	8,417	9,371
Total assets	$538,370	$486,548

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued liabilities	$45,882	$53,063
Current portion of long-term debt	4,000	4,000
Deferred revenue—short-term portion	8,128	9,210
Total current liabilities	58,010	66,273
Deferred revenue—long-term portion	2,348	2,372
Convertible notes	105,000	105,000
Term loan—long-term portion	16,950	18,950
Other long-term liabilities	20,601	21,626
Total liabilities	202,909	214,221
Stockholders’ equity:
Common stock	798	743
Additional paid-in capital	840,400	781,747
Accumulated other comprehensive loss	(7,578)	(612)
Accumulated deficit	(498,159)	(509,551)
Total stockholders’ equity	335,461	272,327
Total liabilities and stockholders’ equity	$538,370	$486,548
See accompanying Notes to the Condensed Consolidated Financial Statements

AFFYMETRIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
REVENUE:
Product sales	$79,897	$75,880	$159,265	$149,576
Services and other	9,069	9,552	18,419	18,827
Total revenue	88,966	85,432	177,684	168,403
COSTS AND EXPENSES:
Cost of product sales	27,156	30,560	54,741	60,071
Cost of services and other	4,731	6,028	11,027	12,932
Research and development	12,911	12,882	25,032	24,517
Selling, general and administrative	35,642	36,266	71,074	74,828
Litigation settlement	—	—	—	5,100
Total costs and expenses	80,440	85,736	161,874	177,448
Income (loss) from operations	8,526	(304)	15,810	(9,045)
Other income (expense), net	275	1,418	(398)	1,711
Interest expense	1,471	1,623	2,953	3,377
Income (loss) before income taxes	7,330	(509)	12,459	(10,711)
Income tax provision	324	402	1,067	674
Net income (loss)	$7,006	$(911)	$11,392	$(11,385)

Basic net income (loss) per common share	$0.09	$(0.01)	$0.15	$(0.16)
Diluted net income (loss) per common share	$0.08	$(0.01)	$0.14	$(0.16)

Shares used in computing basic net income (loss) per common share	78,476	72,944	76,951	72,722
Shares used in computing diluted net income (loss) per common share	99,462	72,944	98,019	72,722
See accompanying Notes to the Condensed Consolidated Financial Statements

AFFYMETRIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$7,006	$(911)	$11,392	$(11,385)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,510	(609)	(6,612)	(458)
Unrealized change in available-for-sale and non-marketable securities (net of $0 tax for the three and six months ended June 30, 2015, respectively; net of tax of $(545) and $256 for the three and six months ended June 30, 2014, respectively)	37	(898)	261	421
Unrealized change in cash flow hedges (net of $0 tax for the three and six months ended June 30, 2015 and 2014)	(2,403)	181	(615)	478
Net change in other comprehensive income (loss), net of tax	(856)	(1,326)	(6,966)	441
Comprehensive income (loss)	$6,150	$(2,237)	$4,426	$(10,944)
See accompanying Notes to the Condensed Consolidated Financial Statements

AFFYMETRIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$11,392	$(11,385)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,855	16,521
Amortization of inventory step-up in fair value	—	4,666
Share-based compensation	7,287	6,272
Deferred tax, net	(818)	(570)
Gain on sales of securities	(54)	(1,240)
Other non-cash transactions	130	356
Changes in operating assets and liabilities:
Accounts receivable, net	(5,839)	1,339
Inventories	(3,132)	(1,207)
Prepaid expenses and other assets	639	1,883
Accounts payable and accrued liabilities	(8,423)	(2,599)
Deferred revenue	(1,401)	(6,136)
Other long-term liabilities	500	(266)
Net cash provided by operating activities	11,136	7,634
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business	(14,000)	—
Proceeds from sales of securities	—	2,162
Proceeds on sale of fixed assets	—	106
Capital expenditures	(6,092)	(3,036)
Purchase of technology rights	(341)	—
Net cash used in investing activities	(20,433)	(768)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of issuance costs	51,421	1,978
Repayments of long-term debt	(2,000)	(14,500)
Net cash provided by (used in) financing activities	49,421	(12,522)
Effect of exchange rate changes on cash and cash equivalents	(450)	28
Net increase (decrease) in cash and cash equivalents	39,674	(5,628)
Cash and cash equivalents at beginning of period	79,923	57,128
Cash and cash equivalents at end of period	$119,597	$51,500
See accompanying Notes to the Condensed Consolidated Financial Statements

AFFYMETRIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss) (“OCI”). OCI includes foreign currency translation adjustments, unrealized gains and losses on the Company's non-marketable securities and unrealized gains and losses on cash flow hedges that are excluded from net income (loss). Total comprehensive income (loss) has been disclosed in the Company's Condensed Consolidated Statements of Comprehensive Income (Loss).

The following table summarizes the amounts reclassified out of accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2015 (in thousands):

	December 31, 2014	(Decrease)/ Increase	Reclassification Adjustments	June 30, 2015
Foreign currency translation adjustment	$(2,933)	$(6,612)	$—	$(9,545)
Unrealized change in non-marketable securities	1,219	261	—	1,480
Unrealized change in cash flow hedges	1,102	2,054	(2,669)	487
Total accumulated other comprehensive loss, net of tax	$(612)	$(4,297)	$(2,669)	$(7,578)

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

In May 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (ASU 2015-03) to provide guidance on the presentation of debt issuance costs. ASU 2015-03 requires a company to present debt issuance costs as a reduction from the carrying amount of the financial liability and not recorded as separate assets. ASU 2015-03 is effective for the Company in the first quarter of 2016. Early adoption is permitted. Upon adoption, ASU 2015-03 should be applied retrospectively to all periods presented. The Company's adoption of ASU 2015-03 would have resulted in a decrease in Other long-term assets, Convertible notes, and Term loan—long-term portion of $3.1 million as of June 30, 2015.

NOTE 2—ACQUISITION

On May 13, 2015 ("Acquisition Date"), the Company entered into an Asset Purchase Agreement with Eureka Genomics (“Eureka”), a developer of cost-effective, low- to mid-plex, high throughput genotyping assays that use next-generation sequencing (NGS) platforms for signal readout (the “Acquisition”). The Acquisition will extend the continuum of product offerings of the Company, enabling the Company to support more applications for current customers and also serve new customers.

The Acquisition was accounted for using the acquisition method of accounting. Under the acquisition method of accounting, the tangible and intangible assets and liabilities of Eureka were recorded at their respective fair values as of the Acquisition Date, including an amount for goodwill representing the difference between the Acquisition consideration and the fair value of the net assets. The Company is in the process of determining the fair value of certain assets with the assistance of third-party specialists; thus, the June 30, 2015 reported fair values of acquired intangible assets and goodwill are provisional and subject to change.

The results of operations of the acquired Eureka business and the estimated fair values of the assets acquired and liabilities assumed have been included in the Company's condensed consolidated financial statements since the Acquisition Date. The results of operations for Eureka since the Acquisition Date are not material to the accompanying Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2015.

Purchase Price

The total purchase price for Eureka was approximately $15.0 million of cash, including $14.0 million funded as of Acquisition Date through cash on hand and $1.0 million that has been held back, which is payable within 12 months of the Acquisition Date.

Fair values of assets acquired and liabilities assumed

Assets acquired and liabilities assumed were preliminarily recorded at their estimated fair values as of the Acquisition Date and include $11.2 million of identifiable intangible assets and $0.5 million of current liabilities with residual goodwill amounting to $4.3 million.

Identified intangible assets include in process research and development (“IPR&D) and customer relationships with preliminary estimated fair values of $10.4 million and $0.8 million respectively. These estimated fair values were determined using an income approach, which recognizes that the fair value of an asset is premised upon the expected receipt of future economic benefits such as earnings and cash inflows based on current sales projections and estimated direct costs. Indications of value are developed by discounting these benefits to their present worth at a discount rate that reflects the current return requirements of market participants. These assets are finite-lived intangible assets and are being amortized over their estimated useful lives ranging from ten to fifteen years.

Goodwill

The excess of Acquisition consideration over the provisional fair value of assets acquired and liabilities assumed represents goodwill. The Company believes the factors that contributed to goodwill include synergies that are specific to the Company's consolidated business, and not available to other market participants, or other companies participating in the market, and the acquisition of a talented workforce that expands the Company's expertise in low- to mid-plex, high throughput genotyping assays. The Company expects this goodwill to be deductible for tax purposes in its entirety.

Transaction costs

The Company cumulatively incurred approximately $0.3 million of Acquisition-related costs that are reported in Selling, general and administrative expense in its Condensed Consolidated Statement of Operations, of which $0.2 million and $0.3 million was recognized in the three and six months ended June 30, 2015, respectively.

Pro Forma Financial Information (Unaudited)

The following unaudited pro forma financial information presents the combined results of operations for the three and six months ended June 30, 2015 and 2014 as if the Acquisition had been completed on January 1, 2014, with adjustments to give effect to pro forma events that are directly attributable to the Acquisition. The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings that may result from the consolidation of the operations of the Company and Eureka. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the Acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$89,064	$85,464	$178,069	$168,454
Net income (loss)	6,335	(1,346)	10,676	(12,570)
Basic earnings per share	0.08	(0.02)	0.14	(0.17)
Diluted earnings per share	0.08	(0.02)	0.13	(0.17)

NOTE 3—FAIR VALUE MEASUREMENTS

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of June 30, 2015 and December 31, 2014, assets and liabilities measured at fair value consisted of the following (in thousands):

	June 30, 2015			December 31, 2014
	Fair Value Measurements Using Input Types			Fair Value Measurements Using Input Types
	Level 2	Level 3	Total	Level 2	Level 3	Total
Assets:
Derivative assets	$1,111	$—	$1,111	$1,258	$—	$1,258
Non-marketable securities	—	3,698	3,698	—	3,384	3,384
Total assets	$1,111	$3,698	$4,809	$1,258	$3,384	$4,642
Liabilities:
Derivatives liabilities	$433	$—	$433	$—	$—	$—

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

During the year ended December 31, 2014, other-than-temporary impairment charges of $0.1 million were recognized on the Company's non-marketable securities. There were no other-than-temporary impairment charges during the six months ended June 30, 2015. Net investment losses are included in Other income (expense), net in the accompanying Consolidated Statements of Operations. Depending on market conditions, the Company may incur additional charges on this investment in the future.

The following table summarizes the change in the fair value of the Company's non-marketable securities during the six months ended June 30, 2015 (in thousands).

Balance as of December 31, 2014	$3,384
Sales	—
Realized gains	54
Unrealized gains	260
Balance as of June 30, 2015	$3,698

Fair Value of Long-Term Debt Obligations

As further discussed in Note 7, "Long-Term Debt Obligations", the Company's long-term debt obligations are not measured at fair value on a recurring basis and are carried at amortized cost. The Company believes the fair value of the Term Loan approximates its carrying value, or amortized cost, due to the short-term nature of these obligations and the market rates of interest they bear, and therefore is classified as Level 3 of the fair value hierarchy. The fair value of the Company’s 4.00% Notes is based on quoted market prices as of the respective balance sheet date, and therefore is classified as Level 1 of the fair value hierarchy. As of June 30, 2015, the fair value of the Company’s 4.00% Notes was approximately $209.9 million.

NOTE 4—DERIVATIVE FINANCIAL INSTRUMENTS

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

As of June 30, 2015 and December 31, 2014, the total notional values of the Company’s derivative assets and liabilities were as follows (in thousands):

	June 30, 2015	December 31, 2014
Euro	$28,636	$15,982
Japanese Yen	4,960	3,391
British Pound	6,087	1,784
Total	$39,683	$21,157

The Company records all derivative assets and liabilities on the accompanying Condensed Consolidated Balance sheets at fair value. The following table shows the Company’s derivatives as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014	Balance Sheet Classification
Derivative assets:
Foreign exchange contracts	$1,111	$1,258	Prepaid expenses and other current assets
Derivative liabilities:
Foreign exchange contracts	433	—	Accounts payable and accrued liabilities

The effective portions of designated cash flow hedges are recorded in OCI until the hedged item is recognized in operations. Derivatives that are not designated as hedging instruments and the ineffective portions of cash flow hedges are adjusted to fair value through operations.

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses associated with such derivative instruments are reclassified immediately into operations through Other income (expense), net on the Condensed Consolidated Statements of Operations. Any subsequent changes in fair value of such derivative instruments are reflected in Other income (expense), net unless they are re-designated as hedges of other transactions.

All derivative assets and liabilities were designated as hedging relationships as of June 30, 2015 and December 31, 2014.

The following table shows the effect, net of tax, of the Company’s derivative instruments on the accompanying Condensed Consolidated Statements of Operations and OCI for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Derivatives in cash flow hedging relationships:
Net loss recognized in OCI	$(2,403)	$(181)	$(615)	$(478)
Net gain (loss) reclassified from accumulated OCI into Revenue	884	(314)	2,669	(758)
Net loss reclassified from accumulated OCI into Other income (expense), net	—	(7)	—	(17)
Net gain recognized in Other income (expense), net	49	19	62	1
Derivatives not designated as hedging relationships:
Net gain recognized in Other income (expense), net	—	11	—	12

As of June 30, 2015, the deferred amount recorded in OCI related to the Company's derivatives recorded is a net gain of $0.5 million and is expected to be recognized into earnings over the next 12 months.

NOTE 5—STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION EXPENSE

At the Market Offering

On November 18, 2014, the Company entered into a sales agreement with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) to offer shares of its common stock, $0.01 par value per share, from time to time through Cantor Fitzgerald, as the Company’s sales agent for the offer and sale of the shares. The Company may offer and sell shares for an aggregate offering price of up to $50.0 million. The Company pays a commission equal to 3% of the gross proceeds from the sale of shares of its common stock under the sales agreement. The Company intends to use the net proceeds from this offering for general corporate purposes, including capital expenditures, debt repayments and working capital. The Company may also use a portion of the net proceeds from this offering to acquire or invest in complementary businesses, technologies, product candidates or other intellectual property, although there are no present commitments or agreements to do so. The Company is not obligated to make any sales of shares of common stock under the sales agreement. During the three months ended June 30, 2015, the Company sold a total of 1.6 million shares of common stock at an average price of $12.41 through its “at-the-market” offering, for total net proceeds of $19.4 million. During the first half of 2015, the Company sold a total of 3.8 million shares of common stock at an average price of $12.05 through its "at-the-market" offering, for total net proceeds of $44.7 million.

Share-based Compensation Plans

The Company has a share-based compensation program, most recently the 2000 Amended and Restated Equity Incentive Plan (the “Plan”), that provides the Board of Directors broad discretion in creating equity incentives for employees, officers, directors and consultants. This program includes incentive and non-qualified stock options and non-vested stock awards (also known as restricted stock) granted under various stock plans. As of June 30, 2015, the Company had approximately 6.6 million shares of common stock reserved for future issuance under its share-based compensation plans. New shares are issued as a result of stock option exercises, restricted stock units vesting and restricted stock award grants.

The Company recognized share-based compensation expense in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Costs of product sales	$538	$660	$1,232	$1,197
Research and development	408	637	923	1,144
Selling, general and administrative	2,278	1,830	5,132	3,931
Total share-based compensation expense	$3,224	$3,127	$7,287	$6,272

As of June 30, 2015, $17.5 million of total unrecognized share-based compensation expense related to non-vested awards is expected to be recognized over the respective vesting terms of each award through 2018. The weighted‑average terms of the unrecognized share-based compensation expense are 2.1 years for stock options and 1.9 years for restricted stock.

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
2015 Program During the first quarter of 2015, the Compensation Committee granted certain PRSUs associated with performance criteria referred to as the 2015 Program. The purpose of the 2015 Program is to retain key employees. The measurement period for the 2015 Program is the twelve month period ending December 31, 2015 and the awards granted under the 2015 Program were granted in the form of performance shares pursuant to the terms of our 2000 Plan. Based on the achievement of the performance conditions, shares of stock would vest in equal installments over three years. The level of achievement of 2015 financial performance will be assessed during the first quarter of 2016 after which the shares of stock will be issued to the participants, contingent upon the recipient’s continued service to the Company. In 2015, the Company awarded 243,000 PRSUs under the 2015 Program at a grant date fair value of $11.88 per PRSU.

2015 CEO Grants During the second quarter of 2015, the Board of Directors approved a grant of PRSUs associated with performance criteria to the Company's Chief Executive Officer ("CEO") referred to as the 2015 CEO Grant. The measurement period for the 2015 CEO Grant is the twelve month period ending December 31, 2017 and the awards granted under the 2015 CEO Grant were granted in the form of performance shares pursuant to the terms of our 2000 Plan. The 2015 CEO Grant entitles the CEO to receive a certain number of shares of the Company's common stock based on the Company's satisfaction of certain financial performance goals as set and approved by the Board of Directors during the current quarter. Based on the achievement of the performance conditions during the Performance Period, the final settlement of the PRSU award will vest in February 2018. The level of achievement of 2017 financial performance will be assessed during the first quarter of 2018. The PRSU award will be forfeited if the performance goals are not met or if the CEO is no longer employed at the vest date. The Company awarded 156,023 PRSUs under the 2015 CEO Grant at a grant date fair value of $12.37 per PRSU.

As of June 30, 2015, there were 1,085,623 company-wide PRSUs outstanding with an average grant date fair value of $8.84 per PRSU. The Company expects that it is probable that 977,623 of these PRSUs will vest and that the related unrecognized stock compensation expense of $3.4 million will be recognized over the next three years. Changes in the Company’s assessment of the probability of achievement of performance criteria could have a material effect on the results of operations in future periods. There were no material changes in estimate related to the probability of vesting or recognition of expense related to PRSUs during either of the periods ended June 30, 2015 or 2014.

For additional information concerning the Company's share-based compensation plans, including performance-based awards programs, see Note 13, "Stockholders' Equity and Share-Based Compensation Expense", to the consolidated financial statements in Part II, Item 8 of the Company's 2014 Annual Report on Form 10-K.

NOTE 6—INVENTORIES

At June 30, 2015 and December 31, 2014, inventories, net consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Raw materials	$11,299	$11,461
Work-in-process	18,736	18,147
Finished goods	28,844	27,024
Total	$58,879	$56,632

Short-term portion	$54,030	$50,676
Long-term portion	$4,849	$5,956

During the six months ended June 30, 2014, amortization expense was approximately $4.7 million related to the fair value step-up of inventory acquired from eBioscience. The inventory fair value step-up was fully amortized as of June 30, 2014.

NOTE 7—WARRANTIES

The Company provides for anticipated warranty costs at the time the associated product revenue is recognized. Accrued warranties are included in Accounts payable and accrued liabilities in the accompanying Condensed Consolidated Balance Sheets. Product warranty costs are estimated based upon the Company’s historical experience and the applicable warranty period. The Company periodically reviews the adequacy of its warranty reserve and adjusts, if necessary, the warranty percentage and accrual based on actual experience and estimated costs to be incurred. Changes to the Company’s product warranty liability for the six months ended June 30, 2015 are as follows (in thousands):

Balance at December 31, 2014	$912
Additions charged to cost of product sales	1,007
Repairs and replacements	(841)
Balance at June 30, 2015	$1,078

NOTE 8—LONG-TERM DEBT OBLIGATIONS

The following table summarizes the carrying amount of the Company's borrowings (in thousands):

	June 30, 2015	December 31, 2014
Term loan	$20,950	$22,950
Convertible notes	105,000	105,000
Total debt	125,950	127,950
Less: current portion of long-term debt	4,000	4,000
Total long-term debt	$121,950	$123,950

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

On July 28, 2014, the Company entered into the Fifth Amendment to Credit Agreement (the "Fifth Amendment" and the Credit Agreement as so amended, the "Amended Credit Agreement"). The Fifth Amendment provides, among other things, for (1) an uncommitted incremental term loan facility in an aggregate amount not to exceed $50.0 million and (2) the reduction of interest rate margins. As of June 30, 2015, the applicable interest rate was approximately 3.04%.

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

The Amended Credit Agreement also contains events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-default and cross-acceleration to other indebtedness in excess of specified amounts, monetary judgment defaults in excess of specified amounts, bankruptcy or insolvency, actual or asserted invalidity or impairment of any part of the credit documentation (including the failure of any lien on a material portion of the collateral to remain perfected) and change of ownership or control defaults. In addition, the occurrence of a “fundamental change” under the indenture governing the 4.00% Convertible Notes would be an event of default under the Amended Credit Agreement. As of June 30 2015, the Company was in compliance with the covenants.

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

As of June 30, 2015, the Company had an outstanding principal balance of approximately $21.0 million under the Term Loan and incurred $0.3 million and $0.6 million in interest expense under the Senior Secured Credit Facility for the three and six months ended June 30, 2015, respectively. There were no amounts outstanding under the Revolving Credit Facility as of June 30, 2015.

Quarterly, principal payments are due under the Term Loan, which amortizes such that 10% of the outstanding principal is due during the first four years and the remaining 60% is due in the fifth year, including any remaining principal balance and any outstanding revolver balance at such time. The principal amount of unpaid maturities per the Amended Credit Agreement is as follows (in thousands):

2015, remainder thereof	$—
2016	—
2017	—
2018	20,950
Total	$20,950

The Company intends to continue making quarterly payments during 2015 and reclassified $4.0 million as current on the accompanying Condensed Consolidated Balance Sheet as of June 30, 2015.

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

As of June 30, 2015, the outstanding balance on the 4.00% Convertible Notes was $105.0 million and interest incurred for the three and six months ended June 30, 2015 was $1.2 million and $2.4 million, respectively.

NOTE 9—NET INCOME (LOSS) PER COMMON SHARE

Basic earnings per common share is calculated using the weighted‑average number of common shares outstanding during the period less the weighted‑average shares subject to repurchase. Diluted earnings per common share gives effect to dilutive common stock subject to repurchase, stock options (calculated based on the treasury stock method), shares purchased under the employee stock purchase plan and convertible debt (calculated using an as-if-converted method).

The following table sets forth a reconciliation of basic and diluted net income (loss) per common share (in thousands except per common share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$7,006	$(911)	$11,392	$(11,385)
Add effect of dilutive securities:
Interest on convertible notes	1,191	—	2,381	—
Adjusted net income (loss)	$8,197	$(911)	$13,773	$(11,385)

Shares used in computing basic net income (loss) per common share	78,476	72,944	76,951	72,722
Add effect of dilutive securities:
Employee stock options	1,559	—	1,604	—
Employee stock purchase plan	4		3	—
Restricted stock and restricted stock units	1,566	—	1,604	—
Convertible notes	17,857	—	17,857	—
Shares used in computing diluted net income (loss) per common share	99,462	72,944	98,019	72,722

Basic net income (loss) per common share	$0.09	$(0.01)	$0.15	$(0.16)
Diluted net income (loss) per common share	$0.08	$(0.01)	$0.14	$(0.16)

The potential dilutive securities excluded from diluted net income (loss) per common share were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Employee stock options	1,841	4,540	1,796	4,540
Employee stock purchase plan	174	89	87	45
Restricted stock and restricted stock units	1,617	4,336	1,579	4,336
Convertible notes	—	17,857	—	17,857
Total	3,632	26,822	3,462	26,778

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

Administrative Proceedings

The Company’s intellectual property is subject to a number of significant administrative actions. These proceedings could result in the Company’s patent protection being significantly modified or reduced, and the incurrence of significant costs and the consumption of substantial managerial resources. For the thee and six months ended June 30, 2015 and 2014, the Company did not incur significant costs in connection with administrative proceedings.

NOTE 11—INCOME TAXES

During the three and six months ended June 30, 2015, the Company recognized income tax expense of $0.3 million and $1.1 million, respectively. The provision for income taxes during the three and six months ended June 30, 2015 primarily consists of foreign taxes offset by a state income tax benefit upon audit closure of $0.5 million.

Due to the Company’s history of cumulative operating losses, management concluded that, after considering all the available objective evidence, it is not more likely than not that all the Company’s net deferred tax assets will be realized. Accordingly, all of the Company's U.S. deferred tax assets continue to be subject to a valuation allowance as of June 30, 2015.

As of June 30, 2015, the total amount of unrecognized tax benefits increased minimally compared to December 31, 2014. As a result of settlements of ongoing tax examinations and/or expiration of statues of limitations without the assessment of additional income taxes, the amount of unrecognized tax benefits that could be recognized in earnings in the next 12 months could range from zero to approximately $1.7 million.

NOTE 12—SEGMENT INFORMATION

The Company reports segment information on the "management" approach which designates the internal reporting used by management for making decisions and assessing performance as the source of the Company's reportable segments. The Company's chief operating decision maker ("CODM") is responsible for reviewing and approving investments in the Company's technology platforms and manufacturing infrastructure. The Company is organized into two reportable segments: Affymetrix Core and eBioscience.

Affymetrix Core is divided into four business units, with each business unit having its own strategic marketing and research and development groups to better serve customers and respond quickly to market needs. Affymetrix Core manufacturing operations are based on platforms that are used to produce various Affymetrix Core products that serve multiple applications and markets and similar customer and economic characteristics. Additionally, the business units share certain research, development, commercial operations and common corporate services that provide capital, infrastructure and functional support. As such, the Company concluded that the four business units represent one reportable operating segment. The following describes the four business units that form Affymetrix Core:

•	Expression: This business unit markets the Company's GeneChip® gene expression products and services;

•
Genetic Analysis and Clinical Applications: This business unit markets the Company's Axiom® genotyping product line, as well as products with clinical diagnostic and research applications including CytoScan® products, OncoScan® products, and the ViewRNA® in situ tissue hybridization platform for clinical translational research. In addition, the business unit is responsible for managing the Powered by Affymetrix™ (PbA) clinical partnering and licensing program which enables third-party diagnostic companies to access and develop DNA and RNA-based diagnostic tests based on Affymetrix technology platforms. This business unit also markets the CytoScan® Dx product, the recently FDA cleared microarray system as an aid for the post-natal diagnosis of children with developmental delays and intellectual disabilities;

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

The eBioscience business unit operates with its own manufacturing, research and development, and marketing groups. The business unit does utilize certain Corporate functions such as finance, legal, commercial operations and human resources. This reportable segment specializes in the areas of flow cytometry reagents, immunoassays, microscopic imaging, other protein-based analyses, QuantiGene® single and multiplex RNA solution assays (not including the View RNA in situ tissue hybridization platform) and the ProcartaPlex™ multiplex immunoassay product lines.

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

The following table shows revenue and gross profit by reportable operating segment for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Affymetrix Core	$65,038	$62,085	$129,484	$121,532
eBioscience	23,928	23,347	48,200	46,871
Total revenue	$88,966	$85,432	$177,684	$168,403
Gross Profit:
Affymetrix Core	$42,507	$37,230	$83,133	$72,234
eBioscience	14,572	11,614	28,783	23,166
Total gross profit	$57,079	$48,844	$111,916	$95,400

NOTE 13—RELATED PARTY TRANSACTIONS

In December 2011, the Company entered into an agreement under which it assigned one patent application and related know-how to Cellular Research, Inc. (“Cellular Research”), a company founded by the Company’s former Chairman, Dr. Stephen P.A. Fodor. Dr. Fodor also owns a majority of the shares of Cellular Research. Pursuant to the agreement, Cellular Research shall pay single digit royalties to Affymetrix on sales of products covered by the assigned technology, and starting in December 2016, an annual minimum fee of $100,000. Affymetrix shall also have a right of first refusal to collaborate with Cellular Research for the development of certain new products and to supply arrays to Cellular Research under certain terms and conditions. As of June 30, 2015, no significant royalties have been earned from this agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 should be read in conjunction with our financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

OVERVIEW

We are a provider of life science and molecular diagnostic products that enable parallel analysis of biological systems at the gene, protein and cell level. We sell our products to life science research centers, academic institutions, government and private laboratories, as well as pharmaceutical, diagnostic and biotechnology companies. Over 94,500 peer-reviewed papers have been published based on work using our products. We have approximately 1,200 employees worldwide and maintain sales and distribution operations across the United States, Europe, Latin America and Asia.

Acquisition of Eureka Genomics

On May 13, 2015, the Company entered into an Asset Purchase Agreement with Eureka, a developer of cost-effective, low- to mid-plex, high throughput genotyping assays that use common NGS platforms for signal readout. The Acquisition will extend the continuum of product offerings of the Company, enabling the Company to support more applications for current customers and also serve new customers.

The Acquisition was accounted for using the acquisition method of accounting. Under the acquisition method of accounting, the tangible and intangible assets and liabilities of Eureka were recorded at their respective fair values as of the Acquisition Date, including an amount for goodwill representing the difference between the Acquisition consideration and the fair value of the net assets. The Company is in the process of determining the fair value of certain assets with the assistance of third-party specialists; thus, the June 30, 2015 reported fair values of acquired intangible assets and goodwill are provisional and subject to change.

The total purchase price for Eureka was approximately $15.0 million of cash, including $14.0 million funded as of Acquisition Date through cash on hand and $1.0 million that has been held back, which is payable within 12 months of the Acquisition Date. Assets acquired and liabilities assumed were preliminarily recorded at their estimated fair values as of the Acquisition Date and include $11.2 million of identifiable intangible assets and $0.5 million of current liabilities with residual goodwill amounting to $4.3 million.

Reportable Segments

See Note 11, "Segment Information", of the accompanying Condensed Consolidated Financial Statements for information on our reportable operating segments.

Our Strategy

Since Dr. Frank Whitney became our President and Chief Executive Officer in July 2011, our strategy has been to transform the company from one that is highly dependent on its GeneChip® Expression product line that faces intense competition in certain applications, to one with diversified revenue streams and a broad reach into the growing markets for translational medicine, molecular diagnostics, applied sciences, such as agricultural biotechnology ("AgBio") and single cell biology. For the twelve-month period ending December 31, 2011, our Expression business unit accounted for 46% of our business, while our Genetic Analysis and Clinical Applications business unit accounted for 27% of our business, and we did not have a presence in single cell biology. For the six-month period ending June 30, 2015, our Expression business unit accounted for 18% of our business, while our Genetic Analysis and Clinical Applications business unit accounted for 42% of our business, and eBioscience, with almost all its products focused on single cell biology, accounted for 27% of our business.

Since 2011, under the leadership of Dr. Witney, we have executed on a strategy to realign our product portfolio, stabilize our business and return our company to growth and profitability. We expect this transformation to take place over three phases, two of which are now completed:

•
Phase 1 (2011-2012) –Portfolio Realignment. During this phase, we reorganized ourselves into business units to sharpen our focus based on target markets. We also launched CytoScan®HD, our cytogenetic microarray product line, enhanced our Axiom Genotyping Solution and acquired eBioscience. Through eBioscience, we offer flow cytometry reagents and immunoassay products which, aligned with our new product introductions, have enabled us to broaden our reach into the translational medicine market and address the large and growing single cell biology market. We believe these actions contributed to the stabilization of our business and the realignment of our product portfolio positioned us for growth.

•
Phase II (2013-2014) – Profitability, Strengthen Balance Sheet, Development of Newer Product Lines. In the beginning of 2013, we implemented a corporate restructuring which resulted in significant cost savings and accelerated our path to profitability. In addition, we reduced our senior secured debt to $23.0 million as of December 31, 2014. We grew total revenue by 9% in 2014 compared to 2013, after adjustment for the divestiture of our Anatrace product line (which was sold in 2013) and a one-time license payment in 2013. This growth was driven by strong sales of CytoScan and Axiom Genotyping products and services, along with eBioscience products. We trained and refocused our internal research and development, marketing, operations and regulatory teams, along with our global commercial organization to expand our reach to customers in the translational medicine, molecular diagnostics and applied markets.

•
Phase III (2015 -2017) – Strategic Flexibility, Expansion of Product Lines, Growth. We entered Phase III of our transformation in 2015. In this phase, our goal is to leverage the work we have done in Phases I and II in order to have well established and growing franchises in: (1) translational medicine and molecular diagnostics (with a focus on reproductive health and oncology); (2) genotyping (both human and AgBio); and (3) single cell biology (the analysis of individual cells that comprise the population of cells typically studied by researchers, a market expected to grow rapidly over the next several years). We intend to continue the growth that we demonstrated in Phase II, as well as continue to improve our profitability. We strengthened our balance sheet in Phase II and are now in position to evaluate complimentary technology acquisitions that may enhance our positions in our target markets.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. For a description of accounting changes and recent accounting standards, including the expected dates of adoption and estimated effects, if any, refer to Note 1, "Summary of Significant Accounting Policies", in the Notes to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q. During the three and six months ended June 30, 2015, there have been no significant changes in our critical accounting policies and estimates compared to the disclosures in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014.

RESULTS OF OPERATIONS

The following discussion compares the historical results of operations for the three and six months ended June 30, 2015 and 2014.

REVENUE

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
	2015	2014			2015	2014
Total revenue ($ in thousands):
Consumables	$76,068	$72,601	$3,467	5%	$152,523	$142,488	$10,035	7%
Instruments	3,829	3,279	550	17%	6,742	7,088	(346)	(5)%
Product sales	79,897	75,880	4,017	5%	159,265	149,576	9,689	6%
Services and other revenue	9,069	9,552	(483)	(5)%	18,419	18,827	(408)	(2)%
Total revenue	$88,966	$85,432	$3,534	4%	$177,684	$168,403	$9,281	6%

Segment revenue ($ in thousands):
Affymetrix Core:
Expression	$16,226	$17,103	$(877)	(5)%	$31,111	$35,652	$(4,541)	(13)%
Genetic analysis and clinical applications	36,790	34,233	2,557	7%	73,745	64,454	9,291	14%
Life science reagents	7,109	6,851	258	4%	13,793	13,794	(1)	0%
Corporate	4,913	3,898	1,015	26%	10,835	7,632	3,203	42%
Total Affymetrix Core	65,038	62,085	2,953	5%	129,484	121,532	7,952	7%
eBioscience	23,928	23,347	581	2%	48,200	46,871	1,329	3%
Total revenue	$88,966	$85,432	$3,534	4%	$177,684	$168,403	$9,281	6%

Segment revenue (% of revenue):
Affymetrix Core:
Expression	18%	20%			18%	21%
Genetic analysis and clinical applications	41%	40%			42%	38%
Life science reagents	8%	8%			8%	8%
Corporate	6%	5%			5%	5%
Total Affymetrix Core	73%	73%			73%	72%
eBioscience	27%	27%			27%	28%
Total revenue	100%	100%			100%	100%

Product sales

For the three months ended June 30, 2015, total product sales increased $4.0 million as compared to the same period in 2014. The increase was primarily due to a higher volume of sales of our PbA partners, Cytogenetics, ProcartaPlex and increased instruments revenue.

For the six months ended June 30, 2015, total product sales increased $9.7 million as compared to the same period in 2014. The increase was primarily due to a higher volume of sales of our Axiom Genotyping Solution products, our PbA partners, Cytogenetics and ProCartaPlex products. These increases were partially offset by a decline in our legacy IVT expression product sales and Gene and Exon arrays sales.

Services and other revenue

For the three months ended June 30, 2015, services and other revenue decreased $0.5 million as compared to the same period in 2014, primarily due to decreased services revenue of $0.6 million, partially offset by higher royalty and license revenue of $0.1 million.

For the six months ended June 30, 2015, services and other revenue decreased $0.4 million as compared to the same period in 2014, primarily due to decreased field services revenue of $0.6 million, and professional services revenue of $0.2 million. This decrease was offset by higher royalty and license revenue of $0.4 million.

Expression

For the three months ended June 30, 2015, Expression revenue decreased $0.9 million as compared to the same period in 2014, primarily due to lower Gene and Exon arrays sales of $1.2 million and WT reagents sales of $0.3 million. This decrease was offset by higher IVT product sales of $0.6 million.

For the six months ended June 30, 2015, Expression revenue decreased $4.5 million as compared to the same period in 2014, primarily due to lower Gene and Exon arrays sales of $2.5 million, IVT sales of $1.1 million, instruments sales of $0.5 million, miRNA sales of $0.3 million and lower WT reagents sales of $0.4 million.

Genetic Analysis and Clinical Applications

For the three months ended June 30, 2015, Genetic Analysis and Clinical Applications revenue increased $2.6 million as compared to the same period in 2014, primarily due to increased PbA partners sales of $1.9 million, increased Cytogenetics product sales of $1.3 million, and increased instruments revenue of $1.0 million, partially offset by declines in sales of our legacy genotyping product SNP 6.0 of $0.6 million, Axiom® Genotyping Solution services sales of $0.7 million, and OncoScan sales of $0.7 million.

For the six months ended June 30, 2015, Genetic Analysis and Clinical Applications revenue increased $9.3 million as compared to the same period in 2014, primarily due to increased Axiom® Genotyping Solution product sales of $4.5 million, increased PbA partners sales of $4.0 million, increased Cytogenetics product sales of $2.6 million, and increased instruments revenue of $0.9 million, partially offset by declines in sales of our legacy genotyping product SNP 6.0 of $1.5 million, and OncoScan sales of $1.0 million.

Life Science Reagents

For the three months ended June 30, 2015, Life Science Reagents revenue increased $0.3 million as compared to the same period in 2014, primarily due to higher volume of molecular biology products.

For the six months ended June 30, 2015, Life Science Reagents revenue remained flat as compared to the same period in 2014, primarily due to higher volume of molecular biology products, offset by lower volume of biochemical products.

Corporate

For the three months ended June 30, 2015, Corporate revenue increased $1.0 million as compared to the same period in 2014, primarily due to a net realized gain from designated cash flow hedges of $1.2 million, partially offset by decreased field service revenue of $0.2 million.

For the six months ended June 30, 2015, Corporate revenue increased $3.2 million as compared to the same period in 2014, primarily due to a net realized gain from designated cash flow hedges of $3.4 million and increased royalty and license revenue of $0.4 million, partially offset by decreased field service revenue of $0.6 million.

eBioscience

For the three months ended June 30, 2015, eBioscience revenue increased $0.6 million as compared to the same period in 2014, primarily due to an increase in our ProCartaPlex sales of $0.4 million and QuantiGene ViewCell sales of $0.4 million.

For the six months ended June 30, 2015, eBioscience revenue increased $1.3 million as compared to the same period in 2014, primarily due to an increase in our ProCartaPlex sales of $1.0 million, QuantiGene ViewCell sales of $0.8 million, and Flow Cytometry sales of $0.3 million, partially offset by a decrease in ELISA product sales of $1.0 million.

GROSS MARGIN

Management evaluates business segment performance based on revenue and gross margin. The following table presents gross margin for each reportable segment:

Dollars in thousands	Three Months Ended June 30,		$ % Change	Six Months Ended June 30,		$ % Change
	2015	2014		2015	2014
Total gross profit:
Product	$52,741	$45,320	$7,421	$104,524	$89,505	$15,019
Services and other	4,338	3,524	814	7,392	5,895	1,497
Total gross profit	$57,079	$48,844	$8,235	$111,916	$95,400	$16,516

Product gross margin	66%	60%	6	66%	60%	6
Service and other gross margin	48%	37%	11	40%	31%	9

Segment gross profit:
Affymetrix Core	$42,507	$37,230	$5,277	$83,133	$72,234	$10,899
eBioscience	14,572	11,614	$2,958	28,783	23,166	5,617
Total gross profit	$57,079	$48,844	$8,235	$111,916	$95,400	$16,516

Affymetrix Core gross margin	65%	60%	5	64%	59%	5
eBioscience gross margin	61%	50%	11	60%	49%	11

Product gross profit

For the three months ended June 30, 2015, product gross profit increased $7.4 million as compared to the same period in 2014, consisting of $4.7 million increase due to higher sales and improved product mix and $1.8 million increase due to the completion of amortization for the step-up in inventory fair value that was recognized when we acquired eBioscience in 2012. In addition, manufacturing variances were favorable by $1.5 million due to productivity improvements and larger batch sizes for our Reagents manufacturing.

For the six months ended June 30, 2015, product gross profit increased $15.0 million as compared to the same period in 2014, consisting of $11.5 million increase due to higher sales and product mix and $4.7 million due to the completion of amortization for the step-up in inventory fair value that was recognized when we acquired eBioscience in 2012. The increases were partially offset by a decrease due to higher warranty expense of $1.1 million for arrays and instruments.

Service and other gross profit

For the three months ended June 30, 2015, service gross profit increased $0.8 million as compared to the same period in 2014, primarily due to lower expenses on supplies and reduction in temporary labor due to the completion of a large biobank project of $1.3 million. These increases were partially offset by reduced field services gross profit of $0.3 million due to unfavorable foreign exchange and lower professional services gross profit of $0.3 million.

For the six months ended June 30, 2015, service gross profit increased $1.5 million as compared to the same period in 2014, primarily due to lower expenses on supplies and reduction in temporary labor for the service lab related to the completion of a large biobank project of $2.0 million, and increased royalties revenue of $0.4 million. These increases were partially offset by reduced field services gross profit of $0.6 million and lower professional service gross profit of $0.3 million.

Affymetrix Core

For the three months ended June 30, 2015, Affymetrix Core gross profit increased $5.3 million as compared to the same period in 2014, consisting of $3.5 million due to increased sales and improved product mix, $1.3 million due to lower spending on supplies and reduction in temporary labor related to the completion of a large biobank project, $1.2 million from favorable manufacturing variances due to improved productivity and larger batch sizes for Reagents manufacturing, $0.7 million from favorable standard cost amortization due to a write down in the second quarter of 2014. These increases were partially offset by a decrease of $1.1 million due to higher warranty activities in the current period and a decrease of $0.7 million primarily due to inventory write-offs.

For the six months ended June 30, 2015, Affymetrix Core gross profit increased $10.9 million as compared to the same period in 2014, consisting of $9.2 million due to increased sales, improved product mix, and lower costs driven by higher utilization of our Singapore and Ohio factories as well as lower costs due to full amortization of certain license payment in the prior years which was not recurring in the current period, $2.0 million due to lower spending on supplies and reduction in temporary labor related to the completion of a large biobank project, $1.5 million from favorable standard cost amortization due to a write down in the prior year. These increases were partially offset by a decrease of $1.1 million due to higher warranty activities in the current period and a decrease of $0.6 million primarily due to inventory write-offs.

eBioscience

For the three months ended June 30, 2015, eBioscience gross profit increased $3.0 million as compared to the same period in 2014, consisting of $1.8 million increase due to the completion of amortization for the step-up in inventory fair value that was recognized when we acquired eBioscience in 2012, $1.2 million increase due to higher sales, and $0.8 million increase due to lower excess and obsolescence reserve in the current period. These increases were partially offset by a decrease due to the change in standard cost amortization of $0.7 million.

For the six months ended June 30, 2015, eBioscience gross profit increased $5.6 million as compared to the same period in 2014, consisting of $4.7 million increase due to the completion of amortization for the step-up in inventory fair value that was recognized when we acquired eBioscience in 2012, $1.7 million increase due to higher sales, and $0.9 million increase due to lower excess and obsolescence reserve in the current period. These increases were partially offset by a decrease of $1.4 million due to the change in standard cost amortization and a decrease of $0.6 million due to unfavorable factory absorption.

OPERATING EXPENSES

Dollars in thousands	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
	2015	2014			2015	2014
Research and development	$12,911	$12,882	$29	0%	$25,032	$24,517	$515	2%
Selling, general and administrative expenses	35,642	36,266	(624)	(2)%	71,074	74,828	(3,754)	(5)%
Litigation settlement	—	—	—	0%	—	5,100	(5,100)	100%

Research and development Research and development expense remained flat for the three months ended June 30, 2015 as compared to the same period in 2014. This is primarily due to higher compensation and benefits related to additional headcount assumed post the Acquisition of Eureka Genomics and higher spending on supplies, offset by decreased consulting and external services. Research and development expense increased $0.5 million for the six months ended June 30, 2015 as compared to the same period in 2014. The increase is primarily due to higher spending on supplies and increased consulting and external services.

Selling, general and administrative Selling, general and administrative expenses decreased $0.6 million for the three months ended June 30, 2015 as compared to the same period in 2014. The decrease is primarily due to lower legal fees incurred during the current period and lower depreciation expense as certain fixed assets have been fully depreciated, partially offset by increases in compensation and benefits related to additional headcount assumed post Acquisition. Selling, general and administrative expenses decreased $3.8 million for the six months ended June 30, 2015 as compared to the same period in 2014. The decrease is primarily related to lower legal fees incurred during the current period, and lower depreciation expense as certain fixed assets have been fully depreciated, partially offset by higher stock-based compensation expense related to new grants.

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

OTHER INCOME (EXPENSE), NET

Dollars in thousands	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
	2015	2014			2015	2014
Other income (expense), net	275	$1,418	$(1,143)	(81)%	$(398)	$1,711	$(2,109)	(123)%
Interest expense	1,471	1,623	(152)	9%	2,953	3,377	(424)	13%

Other income (expense), net Other income (expense), net, decreased $1.1 million and $2.1 million, respectively, for the three and six months ended June 30, 2015 as compared to the same periods in 2014. The decrease is primarily due to currency losses and a gain related to the liquidation of certain investments and subsequent receipt of cash from the fund that holds our investment in non-marketable securities in the second quarter of 2014.

Interest expense Interest expense decreased $0.2 million and $0.4 million, respectively, for the three and six months ended June 30, 2015 as compared to the same periods in 2014. The decreases are due to a combination of lower outstanding borrowings in the second quarter and first half of 2015 as well as lower interest rates following the modification of our Senior Secured Credit Facility in July 2014.

INCOME TAX PROVISION

Dollars in thousands	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
	2015	2014			2015	2014
Income tax provision	$324	$402	$(78)	19%	$1,067	$674	$393	(58)%

During the three and six months ended June 30, 2015, the Company recognized an income tax expense of $0.3 million and $1.1 million, respectively. The provision for income taxes during the three and six months ended June 30, 2015 primarily consists of foreign taxes offset by a state income tax benefit upon audit closure of $0.5 million.

Due to the Company’s history of cumulative operating losses, management concluded that, after considering all the available objective evidence, it is not more likely than not that all the Company’s net deferred tax assets will be realized. Accordingly, all of the Company's U.S. deferred tax assets continue to be subject to a valuation allowance as of June 30, 2015.

As of June 30, 2015, the total amount of unrecognized tax benefits increased minimally compared to December 31, 2014. As a result of settlements of ongoing tax examinations and/or expiration of statutes of limitations without the assessment of additional income taxes, the amount of unrecognized tax benefits that could be recognized in earnings in the next 12 months could range from zero to approximately $1.7 million.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our operations primarily through product sales; borrowings under credit arrangements; sales of equity and debt securities such as our 4.00% Convertible Notes and at-the-market offerings; collaborative agreements; and licensing of our technology.

Our cash outflows have generally been as follows: cash used in operating activities such as research and development programs, sales and marketing activities, compensation and benefits of our employees and other working capital needs; cash paid for acquisitions; cash paid for capital expenditures; cash paid for litigation activity and settlements; and cash used for the payment of principal on debt obligations and repurchases of our convertible notes as well as interest payments on our long-term debt obligations.

As of June 30, 2015, we had cash and cash equivalents of approximately $119.6 million. We anticipate that our existing capital resources along with the cash to be generated from operations will enable us to maintain currently planned operations, debt repayments, and capital expenditures for the foreseeable future. These expectations are based on our current operating and financing plans, which are subject to change, and therefore we could require further funding. Factors that may cause us to require additional funding may include, but are not limited to: costs associated with defending third party claims; an adverse ruling in any of our current litigation proceedings; investments required to commercialize our products; investments required to upgrade our older product lines; a decline in cash generated by sales of our products and services; our need to establish and maintain existing and new collaboration and customer arrangements; future acquisitions or dispositions; initiation or expansion of research programs and collaborations; the costs involved in preparing, filing, prosecuting and enforcing intellectual property rights; the purchase of patent licenses; and other factors.

During the three months ended June 30, 2015, we prepaid $1.0 million of our senior secured debt with cash provided by operations. As of June 30, 2015, the carrying amount of the senior secured debt was $21.0 million.

As part of the terms of the senior secured debt agreement, we are required to meet certain financial and other negative covenants. As of June 30, 2015, we were in compliance with the amended covenants. Refer to Note 7, “Long-Term Debt Obligations”, for further details regarding our Senior Secured Credit Facility and 4.00% Convertible Notes.

From time to time, we may seek to retire, repurchase or exchange common stock or convertible notes in open market purchases, privately negotiated transactions dependent on market conditions, liquidity, and contractual obligations and other factors. We did not retire, repurchase or exchange any of our common stock or convertible notes during the three and six months ended June 30, 2015.

On November 18, 2014, we entered into a sales agreement with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) to offer shares of our common stock, $0.01 par value per share, from time to time through Cantor Fitzgerald, as our sales agent for the offer and sale of the shares. We may offer and sell shares for an aggregate offering price of up to $50.0 million. During the three months ended June 30, 2015, the Company has sold a total of 1.6 million shares of common stock at an average price of $12.41 through its “at-the-market” offering, for total net proceeds of $19.4 million. During the first half of 2015, the Company has sold a total of 3.8 million shares of common stock at an average price of $12.05 through its "at-the-market" offering, for total net proceeds of $44.7 million.

Cashflow (in thousands)

	Six Months Ended June 30,
	2015	2014
Net cash provided by operating activities	$11,136	$7,634
Net cash used in investing activities	(20,433)	(768)
Net cash provided by (used in) financing activities	49,421	(12,522)

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2015 was comprised of net income of $11.4 million, non-cash charges of $17.4 million and a decrease of $17.7 million related to changes in operating assets and liabilities. Adjustments for non-cash expenses include depreciation and amortization expense of $10.9 million, and share-based compensation expense of $7.3 million.

Net cash provided by operating activities for the six months end June 30, 2014 was comprised of net loss of $11.4 million, non-cash charges of $26.0 million and a decrease of $7.0 million related to changes in operating assets and liabilities. Adjustments for non-cash expenses include depreciation and amortization expense of $16.5 million, amortization expense related to inventory step-up in fair value of $4.7 million, and share-based compensation expense of $6.3 million.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2015 included cash paid for an acquisition of $14.0 million, capital expenditures of $6.1 million, and purchase of technology rights of $0.3 million.

Net cash used in investing activities for the six months ended June 30, 2014 included proceeds from sale of non-marketable securities of $2.2 million and capital expenditures of $3.0 million.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2015 included net proceeds of $44.7 million from our at-the-market offering, and the use of $2.0 million of early payments on the outstanding principal amount of borrowings under our Term Loan agreement. Other financing activities also consisted of stock option exercise activity of $8.0 million under our employee stock plan. Cash used in paying withholding taxes in connection with issuance of stock under our employee stock plan, net of treasury shares withheld for taxes, was $2.4 million for the six months ended June 30, 2015.

Net cash used in financing activities for the six months ended June 30, 2014 included $14.5 million of early payments on the outstanding principal amount of borrowings under our Term Loan agreement.

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

As of June 30, 2015, we had no off-balance sheet arrangements. There have been no significant changes to our aggregate contractual obligations as compared to the disclosures in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014, except with respect to the prepayment of amounts owned under our Term Loan as discussed above.

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

ITEM 2. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 3. OTHER INFORMATION

None.

ITEM 4. EXHIBITS

Exhibit Number	Description of Document

10.5(34)‡	Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan, as adopted effective March 9, 2000 and amended through May 13, 2015.
31.1(1)	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2(1)	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32(1)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
EX-101.INS	XBRL Instance Document(2)
EX-101.SCH	XBRL Taxonomy Extension Schema Document(2)
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(2)
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(2)
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document(2)
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(2)

(1)	Filed herewith.

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

(34)	Incorporated by reference to Registrant's Registration Statement on Form S-8 as filed on May 18, 2015 (File No. 333-204271).

‡ Management contract, compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	By:	/s/ GAVIN WOOD
	Name:	Gavin H. J. Wood
	Title:	Executive Vice President and Chief Financial Officer

July 30, 2015

Duly Authorized Officer and Principal Financial And Accounting Officer