Form 10-Q
period 2015-09-30
AFFYMETRIX INC
filed 2015-10-29
CIK 913077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

COMMON SHARES OUTSTANDING ON October 26, 2015: 79,967,327

AFFYMETRIX, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AFFYMETRIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2015	December 31, 2014
	(Unaudited)	(Note 1)
ASSETS:
Current assets:
Cash and cash equivalents	$107,593	$79,923
Short-term investments	30,000	—
Accounts receivable, net	47,849	46,896
Inventories, net—short-term portion	53,391	50,676
Deferred tax assets—short-term portion	3,709	3,778
Prepaid expenses and other current assets	8,580	9,197
Total current assets	251,122	190,470
Property and equipment, net	21,365	18,087
Inventories, net—long-term portion	4,816	5,956
Goodwill	155,515	156,178
Intangible assets, net	106,374	106,183
Deferred tax assets—long-term portion	306	303
Other long-term assets	7,802	9,371
Total assets	$547,300	$486,548

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued liabilities	$59,392	$53,063
Current portion of long-term debt	4,000	4,000
Deferred revenue—short-term portion	7,534	9,210
Total current liabilities	70,926	66,273
Deferred revenue—long-term portion	2,236	2,372
Convertible notes	105,000	105,000
Term loan—long-term portion	15,950	18,950
Other long-term liabilities	20,694	21,626
Total liabilities	214,806	214,221
Stockholders’ equity:
Common stock	799	743
Additional paid-in capital	843,120	781,747
Accumulated other comprehensive loss	(7,930)	(612)
Accumulated deficit	(503,495)	(509,551)
Total stockholders’ equity	332,494	272,327
Total liabilities and stockholders’ equity	$547,300	$486,548
See accompanying Notes to the Condensed Consolidated Financial Statements

AFFYMETRIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUE:
Product sales	$80,041	$78,069	$239,305	$227,644
Services and other	6,489	9,017	24,909	27,845
Total revenue	86,530	87,086	264,214	255,489
COSTS AND EXPENSES:
Cost of product sales	26,760	29,140	81,501	89,211
Cost of services and other	4,257	6,426	15,284	19,358
Research and development	13,003	12,926	38,035	37,443
Selling, general and administrative	36,526	33,718	107,599	108,546
Litigation settlement	10,000	—	10,000	5,100
Total costs and expenses	90,546	82,210	252,419	259,658
Income (loss) from operations	(4,016)	4,876	11,795	(4,169)
Other income (expense), net	74	(1,008)	(324)	703
Interest expense	1,468	1,595	4,422	4,972
Income (loss) before income taxes	(5,410)	2,273	7,049	(8,438)
Income tax expense (benefit)	(74)	(111)	993	563
Net income (loss)	$(5,336)	$2,384	$6,056	$(9,001)

Basic net income (loss) per common share	$(0.07)	$0.03	$0.08	$(0.12)
Diluted net income (loss) per common share	$(0.07)	$0.03	$0.07	$(0.12)

Shares used in computing basic net income (loss) per common share	79,856	73,413	77,930	72,955
Shares used in computing diluted net income (loss) per common share	79,856	76,315	80,908	72,955
See accompanying Notes to the Condensed Consolidated Financial Statements

AFFYMETRIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$(5,336)	$2,384	$6,056	$(9,001)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	676	(6,500)	(5,936)	(6,958)
Unrealized change in available-for-sale and non-marketable securities (net of $0 tax for the three and nine months ended September 30, 2015, respectively; net of tax of $(25) and $230 for the three and nine months ended September 30, 2014, respectively)	(446)	(195)	(185)	226
Unrealized change in cash flow hedges (net of $0 tax for each of the three and nine months ended September 30, 2015; net of tax of $154 for each of the three and nine months ended September 30, 2014)	(582)	1,328	(1,197)	1,806
Net change in other comprehensive loss, net of tax	(352)	(5,367)	(7,318)	(4,926)
Comprehensive loss	$(5,688)	$(2,983)	$(1,262)	$(13,927)
See accompanying Notes to the Condensed Consolidated Financial Statements

AFFYMETRIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,056	$(9,001)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,222	23,745
Amortization of inventory step-up in fair value	—	4,666
Share-based compensation	10,943	9,436
Deferred tax, net	(800)	(1,475)
Gain on sales of securities	(53)	(1,684)
Other non-cash transactions	419	575
Changes in operating assets and liabilities:
Accounts receivable, net	(955)	4,432
Inventories	(2,488)	75
Prepaid expenses and other assets	450	(317)
Accounts payable and accrued liabilities	6,042	4,229
Deferred revenue	(2,085)	(5,985)
Other long-term liabilities	508	(364)
Net cash provided by operating activities	34,259	28,332
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business	(14,000)	—
Purchase of investments	(30,000)	—
Proceeds from sales of securities	—	2,162
Proceeds on sale of fixed assets	—	109
Capital expenditures	(9,217)	(4,310)
Purchase of technology rights	(341)	—
Net cash used in investing activities	(53,558)	(2,039)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of issuance costs	50,486	821
Repayments of long-term debt	(3,000)	(15,500)
Net cash provided by (used in) financing activities	47,486	(14,679)
Effect of exchange rate changes on cash and cash equivalents	(517)	(415)
Net increase in cash and cash equivalents	27,670	11,199
Cash and cash equivalents at beginning of period	79,923	57,128
Cash and cash equivalents at end of period	$107,593	$68,327
See accompanying Notes to the Condensed Consolidated Financial Statements

AFFYMETRIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
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

Cash Equivalents and Short-term Investments

As of September 30, 2015, the Company held investments that consisted of money market funds and certificates of deposit. All investments with maturities at the date of purchase of 90 days or less that were readily convertible into cash and have insignificant interest rate risk are included in the Company's Condensed Consolidated Balance Sheets as cash equivalents. All investments with maturities at the date of purchase of greater than 90 days and less than one year, namely certificate of deposit, are included in the Company's Condensed Consolidated Balance Sheets as short-term investments.

Comprehensive Income (Loss)

Comprehensive loss is comprised of net income (loss) and other comprehensive loss (“OCI”). OCI includes foreign currency translation adjustments, unrealized gains and losses on the Company's non-marketable securities and unrealized gains and losses on cash flow hedges that are excluded from net income (loss). Total comprehensive loss has been disclosed in the Company's Condensed Consolidated Statements of Comprehensive Income (Loss).

The following table summarizes the amounts reclassified out of accumulated other comprehensive loss, net of tax, for the nine months ended September 30, 2015 (in thousands):

	December 31, 2014	(Decrease)/ Increase	Reclassification Adjustments	September 30, 2015
Foreign currency translation adjustment	$(2,933)	$(5,936)	$—	$(8,869)
Unrealized change in non-marketable securities	1,219	(185)	—	1,034
Unrealized change in cash flow hedges	1,102	1,984	(3,181)	(95)
Total accumulated other comprehensive loss, net of tax	$(612)	$(4,137)	$(3,181)	$(7,930)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09) to provide guidance on revenue recognition. ASU 2014-09 requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (ASU 2015-14) to defer the effective date for ASU 2014-09 to the first quarter of 2018 for public companies. Early adoption up to the first quarter of 2017 is permitted. Upon adoption, ASU 2014-09 can be applied retrospectively to all periods presented or only to the most current period presented with the cumulative effect of changes reflected in the opening balance of retained earnings in the most current period presented. The Company is currently evaluating the method of adoption and the impact of adopting ASU 2014-09 on its consolidated financial statements.

In May 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (ASU 2015-03) to provide guidance on the presentation of debt issuance costs. ASU 2015-03 requires a company to present debt issuance costs as a reduction from the carrying amount of the financial liability and not recorded as separate assets. ASU 2015-03 is effective for the Company in the first quarter of 2016. Early adoption is permitted. Upon adoption, ASU 2015-03 should be applied retrospectively to all periods presented. The Company's adoption of ASU 2015-03 would have resulted in a decrease in Other long-term assets, Convertible notes, and Term loan—long-term portion of $2.8 million as of September 30, 2015.

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Inventory (ASU 2015-11) to provide guidance on simplifying the measurement of inventory. ASU 2015-11 requires a company to measure inventory at the lower of cost and net realizable value. ASU 2015-11 is effective for the Company in the first quarter of 2017. Early adoption is permitted. Upon adoption, ASU 201511 should be applied prospectively. The Company is currently evaluating the method of adoption and the impact of adopting ASU 2015-11 on its consolidated financial statements.

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

The results of operations of the acquired Eureka business and the estimated fair values of the assets acquired and liabilities assumed have been included in the Company's condensed consolidated financial statements since the Acquisition Date. The results of operations for Eureka since the Acquisition Date are not material to the accompanying Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2015 or September 30, 2014, respectively.

Purchase Price

The total purchase price for Eureka was approximately $15.0 million of cash, including $14.0 million funded as of Acquisition Date through cash on hand and $1.0 million that has been held back and will potentially be used to settle contingencies and the like as outlined in the purchase agreement. The amount held back will be paid to the former shareholders of Eureka 12 months from the Acquisition Date.

Fair values of assets acquired and liabilities assumed

Assets acquired and liabilities assumed were recorded at their estimated fair values as of the Acquisition Date and included $12.9 million of identifiable intangible assets and $0.5 million of current liabilities with residual goodwill amounting to $2.6 million. The valuation was finished in the third quarter of 2015. This results in an adjustment of $1.6 million between intangible assets and goodwill for the three and nine months ended September 30, 2015. The Company considers the fair value analysis to be final as of September 30, 2015.

Identified intangible assets included in process research and development (“IPR&D) and customer relationships with estimated fair values of $12.0 million and $0.9 million respectively. These estimated fair values were determined using an income approach, which recognizes that the fair value of an asset is premised upon the expected receipt of future economic benefits such as earnings and cash inflows based on current sales projections and estimated direct costs. Indications of value are developed by discounting these benefits to their present worth at a discount rate that reflects the current return requirements of market participants. The finite-lived intangible assets are being amortized over their estimated useful lives ranging from ten to fifteen years.

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

Transaction costs

The Company cumulatively incurred approximately $0.4 million of Acquisition-related costs that are reported in Selling, general and administrative expense in its Condensed Consolidated Statement of Operations, of which $0.1 million and $0.4 million was recognized in the three and nine months ended September 30, 2015, respectively.

Pro Forma Financial Information (Unaudited)

The following unaudited pro forma financial information presents the combined results of operations for the three and nine months ended September 30, 2015 and 2014 as if the Acquisition had been completed on January 1, 2014, with adjustments to give effect to pro forma events that are directly attributable to the Acquisition. The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings that may result from the consolidation of the operations of the Company and Eureka. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the Acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$86,530	$87,202	$264,599	$255,656
Net income (loss)	(5,359)	1,820	5,313	(10,755)
Basic earnings per share	(0.07)	(0.02)	0.07	(0.15)
Diluted earnings per share	(0.07)	(0.02)	0.07	(0.15)

NOTE 3—FAIR VALUE MEASUREMENTS

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of September 30, 2015 and December 31, 2014, assets and liabilities measured at fair value consisted of the following (in thousands):

	September 30, 2015				December 31, 2014
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
	Level 1	Level 2	Level 3	Total	Level 2	Level 3	Total
Assets:
Money market fund	$30,000	$—	$—	$30,000	$—	$—	$—
Derivative assets	—	419	—	419	1,258	—	1,258
Non-marketable securities	—	—	3,251	3,251	—	3,384	3,384
Total assets	$30,000	$419	$3,251	$33,670	$1,258	$3,384	$4,642
Liabilities:
Derivatives liabilities	$—	$310	$—	$310	$—	$—	$—

Money Market Fund

The Company’s money market fund is measured at fair value on a recurring basis utilizing Level 1 inputs as determined based on quoted market prices in active markets for identical assets that the Company has the ability to access. The money market fund is located in cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets.

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

During the year ended December 31, 2014, other-than-temporary impairment charges of $0.1 million were recognized on the Company's non-marketable securities. There were no other-than-temporary impairment charges during the nine months ended September 30, 2015. Net investment losses are included in Other income (expense), net in the accompanying Consolidated Statements of Operations. Depending on market conditions, the Company may incur additional charges on this investment in the future.

The following table summarizes the change in the fair value of the Company's non-marketable securities during the nine months ended September 30, 2015 (in thousands).

Balance as of December 31, 2014	$3,384
Sales	—
Realized gains	53
Unrealized losses	(186)
Balance as of September 30, 2015	$3,251

Fair Value of Long-Term Debt Obligations

As further discussed in Note 8, "Long-Term Debt Obligations", the Company's long-term debt obligations are not measured at fair value on a recurring basis and are carried at amortized cost. The Company believes the fair value of the Term Loan approximates its carrying value, or amortized cost, due to the short-term nature of these obligations based on the Company's intention to continue making quarterly payments and the market rates of interest they bear, and therefore is classified as Level 3 of the fair value hierarchy. The fair value of the Company’s 4.00% Notes is based on quoted market prices as of the respective balance sheet date, and therefore is classified as Level 1 of the fair value hierarchy. As of September 30, 2015, the fair value of the Company’s 4.00% Notes was approximately $163.9 million.

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

As of September 30, 2015 and December 31, 2014, the total notional values of the Company’s derivative assets and liabilities were as follows (in thousands):

	September 30, 2015	December 31, 2014
Euro	$20,273	$15,982
Japanese Yen	3,399	3,391
British Pound	4,570	1,784
Total	$28,242	$21,157

The Company records all derivative assets and liabilities on the accompanying Condensed Consolidated Balance sheets at fair value. The following table shows the Company’s derivatives as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014	Balance Sheet Classification
Derivative assets:
Foreign exchange contracts	$419	$1,258	Prepaid expenses and other current assets
Derivative liabilities:
Foreign exchange contracts	310	—	Accounts payable and accrued liabilities

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

All derivative assets and liabilities were designated as hedging relationships as of September 30, 2015 and December 31, 2014.

The following table shows the effect, net of tax, of the Company’s derivative instruments on the accompanying Condensed Consolidated Statements of Operations and OCI for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Derivatives in cash flow hedging relationships:
Net loss recognized in OCI	$(582)	$(1,327)	$(1,197)	$(1,806)
Net gain (loss) reclassified from accumulated OCI into Revenue	512	732	3,181	(26)
Net loss reclassified from accumulated OCI into Other income (expense), net	—	—	—	(17)
Net gain (loss) recognized in Other income (expense), net	44	(1)	107	0
Derivatives not designated as hedging relationships:
Net gain recognized in Other income (expense), net	—	2	—	14

As of September 30, 2015, the deferred amount recorded in OCI related to the Company's derivatives recorded is a net loss of $0.1 million and is expected to be recognized into earnings over the next 12 months.

NOTE 5—STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION EXPENSE

At the Market Offering

On November 18, 2014, the Company entered into a sales agreement with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) to offer shares of its common stock, $0.01 par value per share, from time to time through Cantor Fitzgerald, as the Company’s sales agent for the offer and sale of the shares. The Company may offer and sell shares for an aggregate offering price of up to $50.0 million. The Company pays a commission equal to 3% of the gross proceeds from the sale of shares of its common stock under the sales agreement. The Company intends to use the net proceeds from this offering for general corporate purposes, including capital expenditures, debt repayments and working capital. The Company may also use a portion of the net proceeds from this offering to acquire or invest in complementary businesses, technologies, product candidates or other intellectual property, although there are no present commitments or agreements to do so. The Company is not obligated to make any sales of shares of common stock under the sales agreement. During the first nine months of 2015, the Company sold a total of 3.8 million shares of common stock at an average price of $12.05 through its "at-the-market" offering, for total net proceeds of $44.7 million.

Share-based Compensation Plans

The Company has a share-based compensation program, most recently the 2000 Amended and Restated Equity Incentive Plan (the “Plan”), that provides the Board of Directors broad discretion in creating equity incentives for employees, officers, directors and consultants. This program includes incentive and non-qualified stock options and non-vested stock awards (also known as restricted stock) granted under various stock plans. As of September 30, 2015, the Company had approximately 5.1 million shares of common stock reserved for future issuance under its share-based compensation plans. New shares are issued as a result of stock option exercises, restricted stock units vesting and restricted stock award grants.

The Company recognized share-based compensation expense in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Costs of product sales	$658	$687	$1,891	$1,884
Research and development	507	599	1,430	1,743
Selling, general and administrative	2,490	1,877	7,622	5,809
Total share-based compensation expense	$3,655	$3,163	$10,943	$9,436

As of September 30, 2015, $21.2 million of total unrecognized share-based compensation expense related to non-vested awards is expected to be recognized over the respective vesting terms of each award through 2018. The weighted‑average terms of the unrecognized share-based compensation expense are 2.3 years for stock options and 2.2 years for restricted stock.

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

2015 CEO Grants During the second quarter of 2015, the Board of Directors approved a grant of PRSUs associated with performance criteria to the Company's Chief Executive Officer ("CEO") referred to as the 2015 CEO Grant. The measurement period for the 2015 CEO Grant is the twelve month period ending December 31, 2017 and the awards granted under the 2015 CEO Grant were granted in the form of performance shares pursuant to the terms of our 2000 Plan. The 2015 CEO Grant entitles the CEO to receive a certain number of shares of the Company's common stock based on the Company's satisfaction of certain financial performance goals as set and approved by the Board of Directors during the second quarter of 2015. Based on the achievement of the performance conditions during the Performance Period, the final settlement of the PRSU award will vest in February 2018. The level of achievement of 2017 financial performance will be assessed during the first quarter of 2018. The PRSU award will be forfeited if the performance goals are not met or if the CEO is no longer employed at the vest date. The Company awarded 156,023 PRSUs under the 2015 CEO Grant at a grant date fair value of $12.37 per PRSU.

As of September 30, 2015, there were 1,070,323 company-wide PRSUs outstanding with an average grant date fair value of $8.85 per PRSU. The Company expects that it is probable that 962,323 of these PRSUs will vest and that the related unrecognized stock compensation expense of $2.8 million will be recognized over the next three years. Changes in the Company’s assessment of the probability of achievement of performance criteria could have a material effect on the results of operations in future periods. There were no material changes in estimate related to the probability of vesting or recognition of expense related to PRSUs during either of the periods ended September 30, 2015 or 2014.

For additional information concerning the Company's share-based compensation plans, including performance-based awards programs, see Note 13, "Stockholders' Equity and Share-Based Compensation Expense", to the consolidated financial statements in Part II, Item 8 of the Company's 2014 Annual Report on Form 10-K.

NOTE 6—INVENTORIES

At September 30, 2015 and December 31, 2014, inventories, net consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Raw materials	$11,898	$11,461
Work-in-process	17,878	18,147
Finished goods	28,431	27,024
Total	$58,207	$56,632

Short-term portion	$53,391	$50,676
Long-term portion	$4,816	$5,956

During the nine months ended September 30, 2014, amortization expense was approximately $4.7 million related to the fair value step-up of inventory acquired from eBioscience. The inventory fair value step-up was fully amortized as of June 30, 2014.

NOTE 7—WARRANTIES

The Company provides for anticipated warranty costs at the time the associated product revenue is recognized. Accrued warranties are included in Accounts payable and accrued liabilities in the accompanying Condensed Consolidated Balance Sheets. Product warranty costs are estimated based upon the Company’s historical experience and the applicable warranty period. The Company periodically reviews the adequacy of its warranty reserve and adjusts, if necessary, the warranty percentage and accrual based on actual experience and estimated costs to be incurred. Changes to the Company’s product warranty liability for the nine months ended September 30, 2015 are as follows (in thousands):

Balance at December 31, 2014	$912
Additions charged to cost of product sales	1,334
Repairs and replacements	(1,144)
Balance at September 30, 2015	$1,102

NOTE 8—LONG-TERM DEBT OBLIGATIONS

The following table summarizes the carrying amount of the Company's borrowings (in thousands):

	September 30, 2015	December 31, 2014
Term loan	$19,950	$22,950
Convertible notes	105,000	105,000
Total debt	124,950	127,950
Less: current portion of long-term debt	4,000	4,000
Total long-term debt	$120,950	$123,950

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

On July 28, 2014, the Company entered into the Fifth Amendment to Credit Agreement (the "Fifth Amendment" and the Credit Agreement as so amended, the "Amended Credit Agreement"). The Fifth Amendment provides, among other things, for (1) an uncommitted incremental term loan facility in an aggregate amount not to exceed $50.0 million and (2) the reduction of interest rate margins. As of September 30, 2015, the applicable interest rate was approximately 3.04%.

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

The Amended Credit Agreement also contains events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-default and cross-acceleration to other indebtedness in excess of specified amounts, monetary judgment defaults in excess of specified amounts, bankruptcy or insolvency, actual or asserted invalidity or impairment of any part of the credit documentation (including the failure of any lien on a material portion of the collateral to remain perfected) and change of ownership or control defaults. In addition, the occurrence of a “fundamental change” under the indenture governing the 4.00% Convertible Notes would be an event of default under the Amended Credit Agreement. The Company was no longer subject to the covenants as of and for the three months ended September 30, 2015 as a result of the execution of the Senior Credit Facility credit agreement (the “Senior Credit Facility Agreement”) discussed below.

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

As of September 30, 2015, the Company had an outstanding principal balance of approximately $20.0 million under the Term Loan and incurred $0.3 million and $0.8 million in interest expense under the Senior Secured Credit Facility for the three and nine months ended September 30, 2015, respectively. There were no amounts outstanding under the Revolving Credit Facility as of September 30, 2015.

Quarterly, principal payments are due under the Term Loan, which amortizes such that 10% of the outstanding principal is due during the first four years and the remaining 60% is due in the fifth year, including any remaining principal balance and any outstanding revolver balance at such time. The principal amount of unpaid maturities per the Amended Credit Agreement is as follows (in thousands):

2015, remainder thereof	$—
2016	—
2017	—
2018	19,950
Total	$19,950

On October 28, 2015, the Company paid off the Term Loan entirely in connection with the execution of the Senior Credit Facility Agreement discussed below.

Senior Credit Facility

On October 28, 2015, the Company entered into a five years $100.0 million Senior Credit Facility Agreement. The Senior Credit Facility Agreement provides for a Senior Credit Facility in an aggregate amount of $100.0 million of revolving commitments and an accordion feature permitting the Company to request an increase in the revolving commitments or term loan commitments by an additional amount of up to $50.0 million in the aggregate.

At the option of the Company (subject to certain limitations), borrowings under the Senior Credit Facility Agreement bear interest at either the Base Rate or LIBOR, plus in each case an applicable margin. Under the Base Rate option, interest will be at the Base Rate plus 0.50% to 1.00% depending on the consolidated leverage ratio then in effect. The Base Rate will be equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate,” and (c) the Eurodollar Rate plus 1.00%; and if the Base Rate shall be less than zero, such rate shall be deemed zero for purposes of this Agreement. Under the LIBOR option, interest will be determined based upon interest periods selected by the Company of one, two, three, or six months (or if available to all Lenders, twelve months) and will be equal to LIBOR plus 1.50% to 2.00% depending on the consolidated leverage ratio then in effect. Interest will be paid at the end of each LIBOR interest period or in the case of interest periods longer than three months and in the case of Base Rate loans, quarterly.

The loans and other obligations under the Senior Secured Credit Facility are (i) guaranteed by substantially all of the Company’s domestic subsidiaries (subject to certain exceptions and limitations) and (ii) secured by substantially all of the assets of Affymetrix and each guarantor (subject to certain exceptions and limitations).

The Senior Credit Facility Agreement requires the Company to maintain an interest coverage ratio of at least 3.50 to 1.00 and a consolidated leverage ratio not exceeding initially 3.50 to 1.00 and stepping down to 2.75 to 1.00. The Senior Credit Facility Agreement also includes other covenants, including negative covenants that, subject to certain exceptions, limit Affymetrix’s, and that of certain of its subsidiaries’, ability to, among other things: (i) incur additional debt, including guarantees by the Company or its subsidiaries, (ii) make investments, pay dividends on capital stock or repay subordinated or convertible indebtedness, (iii) create liens and negative pledges, (iv) dispose of assets, (v) make acquisitions, (vi) create or permit restrictions on the ability of Affymetrix’s subsidiaries to pay dividends or make distributions to Affymetrix, (vii) engage in transactions with affiliates, (viii) engage in sale and leaseback transactions, (ix) consolidate or merge with or into other companies or sell all or substantially all the Company’s assets and (x) change their nature of business, their organizational documents or their accounting policies.

The Company is required to make mandatory prepayments immediately if for any reason the dollar equivalent amount of all outstandings exceeds 105% of the aggregate commitments in the amount of such excess over the aggregate commitments.

The Senior Credit Facility Agreement also contains events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-default and monetary judgment defaults in excess of specified amounts, customary ERISA defaults in excess of specified amounts, bankruptcy or insolvency, actual or asserted invalidity or impairment of any material provision of the credit documentation (including the failure of any lien on a material portion of the collateral to remain perfected) and change of control defaults. In addition, the occurrence of a “fundamental change” under the indenture governing the 4.00% Convertible Notes would be an event of default under the Senior Credit Facility Agreement.

Following the execution of the Senior Credit Facility Agreement, the Company received proceeds in the amount of $20.0 million on October 28, 2015, net of debt discount of approximately $0.1 million that amortize on the effective interest rate method beginning October 28, 2015 over the 5-year term of the Senior Credit Facility. The proceeds were utilized to repay the existing Term Loan. The Company wrote off unamortized debt issuance costs of $0.7 million associated with the Term Loan in October 2015 accordingly.

The Company intends to continue making quarterly payments in the next operating cycle and reclassified $4.0 million as current on the accompanying Condensed Consolidated Balance Sheet as of September 30, 2015.

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

As of September 30, 2015, the outstanding balance on the 4.00% Convertible Notes was $105.0 million and interest incurred for the three and nine months ended September 30, 2015 was $1.2 million and $3.6 million, respectively.

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

The following table sets forth a reconciliation of basic and diluted net income (loss) per common share (in thousands except per common share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$(5,336)	$2,384	$6,056	$(9,001)

Shares used in computing basic net income (loss) per common share	79,856	73,413	77,930	72,955
Add effect of dilutive securities:
Employee stock options	—	1,170	1,433	—
Employee stock purchase plan	—	—	4	—
Restricted stock and restricted stock units	—	1,732	1,541	—
Shares used in computing diluted net income (loss) per common share	79,856	76,315	80,908	72,955

Basic net income (loss) per common share	$(0.07)	$0.03	$0.08	$(0.12)
Diluted net income (loss) per common share	$(0.07)	$0.03	$0.07	$(0.12)

The potential dilutive securities excluded from diluted net income (loss) per common share were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Employee stock options	3,471	3,283	2,038	4,452
Employee stock purchase plan	218	174	218	88
Restricted stock and restricted stock units	3,804	1,918	2,263	3,650
Convertible notes	17,857	17,857	17,857	17,857
Total	25,350	23,232	22,376	26,047

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

Enzo Litigation

Southern District of New York Case: On October 28, 2003, Enzo Life Sciences, Inc., a wholly-owned subsidiary of Enzo Biochem, Inc. (collectively "Enzo"), filed a complaint against the Company that is pending in the United States District Court for the Southern District of New York for breach of contract, injunctive relief and declaratory judgment. The Enzo complaint relates to a 1998 distributorship agreement with Enzo under which the Company served as a non-exclusive distributor of certain reagent labeling kits supplied by Enzo. On November 10, 2003, the Company filed a complaint against Enzo in the United States District Court for the Southern District of New York for declaratory judgment, breach of contract and injunctive relief relating to the 1998 agreement. On April 22, 2014, the Company entered into a settlement agreement with Enzo with respect to these two lawsuits. Pursuant to the agreement, the Company agreed to pay Enzo $5.1 million and recorded the litigation settlement charge within the results of operations in the first three months of 2014. The settlement agreement does not include the Delaware Case described below.

Delaware Case: On April 6, 2012, Enzo filed a complaint against the Company in the United States District Court for the District of Delaware. In the complaint, plaintiff alleges that Affymetrix is infringing U.S. Patent No. 7,064,197 by making and selling certain GeneChip® products. The plaintiff seeks a preliminary and permanent injunction enjoining the Company from further infringement and unspecified monetary damages. On October 9, 2015, the Company entered into a settlement agreement with Enzo with respect to this lawsuit. Pursuant to the agreement, the Company agreed to pay Enzo $10.0 million. The Company evaluated the transaction as a multiple-element arrangement and allocated the one-time payment to each identifiable element using its relative fair value. Based on these estimates of fair value, the Company determined that the primary benefit of the arrangement is avoided litigation cost and the release of any potential past claims, with no material value attributable to future use or benefit. Accordingly, the Company recorded the litigation settlement charge within the results of operations in the three and nine months ended September 30, 2015.

Administrative Proceedings

The Company’s intellectual property is subject to a number of significant administrative actions. These proceedings could result in the Company’s patent protection being significantly modified or reduced, and the incurrence of significant costs and the consumption of substantial managerial resources. For the three and nine months ended September 30, 2015 and 2014, the Company did not incur significant costs in connection with administrative proceedings.

Leases

On September 23, 2015, the Company extended its lease with Keppel Logistics Pte Ltd. for the Singapore facility for a period of five years. The lease extension will commence on January 1, 2016 and expire on December 31, 2020.

Future minimum lease obligation, net of sublease income, as of September 30, 2015 under the lease extension mentioned above are as follows (in thousands):

For the Year Ending December 31,	Amount
2015, remainder thereof	$—
2016	1,400
2017	1,400
2018	1,426
2019	1,426
Thereafter	1,426
Total	$7,078

NOTE 11—INCOME TAXES

During the three and nine months ended September 30, 2015, the Company recognized income tax benefit of $0.1 million and income tax expense of $1.0 million, respectively. The benefit for income taxes during the three months ended

September 30, 2015 primarily results from pre-tax losses in the quarter and the expense recorded for the nine months ended September 30, 2015 primarily consists of foreign taxes offset by a state income tax benefit upon audit closure of $0.5 million.

Due to the Company’s history of cumulative operating losses, management concluded that after considering all the available objective evidence, it is not more likely than not that all the Company’s net deferred tax assets will be realized. Accordingly, all of the Company's U.S. deferred tax assets continue to be subject to a valuation allowance as of September 30, 2015. We intend to maintain valuation allowance for the U.S. and certain foreign jurisdictions until sufficient positive evidence exists to support reversal. Due to improvements in the U.S. operating results over the past three years, management believes a reasonable possibility exists that, in the next 12 to 24 months, sufficient positive evidence may become available to reach a conclusion that a portion of the U.S. valuation allowance will no longer be needed.

As of September 30, 2015, the total amount of unrecognized tax benefits increased minimally compared to December 31, 2014. As a result of settlements of ongoing tax examinations and/or expiration of statues of limitations without the assessment of additional income taxes, the amount of unrecognized tax benefits that could be recognized in earnings in the next 12 months could range from zero to approximately $1.7 million.

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

•
Genetic Analysis and Clinical Applications: This business unit markets the Company's Axiom® genotyping product line, as well as products with clinical diagnostic and research applications including CytoScan® products, OncoScan® products, and the ViewRNA® in situ tissue hybridization platform for clinical translational research. In addition, the business unit is responsible for managing the Powered by Affymetrix™ (PbA) clinical partnering and licensing program which enables third-party diagnostic companies to access and develop DNA and RNA-based diagnostic tests based on Affymetrix technology platforms. This business unit also markets the CytoScan® Dx product, an FDA cleared microarray system used as an aid for the post-natal diagnosis of children with developmental delays and intellectual disabilities;

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

The following table shows revenue and gross profit by reportable operating segment for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Affymetrix Core	$61,689	$64,645	$191,173	$186,177
eBioscience	24,841	22,441	73,041	69,312
Total revenue	$86,530	$87,086	$264,214	$255,489
Gross Profit:
Affymetrix Core	$39,896	$37,991	$123,030	$110,225
eBioscience	15,617	13,529	44,399	36,695
Total gross profit	$55,513	$51,520	$167,429	$146,920

NOTE 13—RELATED PARTY TRANSACTIONS

In December 2011, the Company entered into an agreement under which it assigned one patent application and related know-how to Cellular Research, Inc. (“Cellular Research”), a company founded by the Company’s former Chairman, Dr. Stephen P.A. Fodor. Dr. Fodor also owns a majority of the shares of Cellular Research. Pursuant to the agreement, Cellular Research shall pay single digit royalties to Affymetrix on sales of products covered by the assigned technology, and starting in December 2016, an annual minimum fee of $100,000. Affymetrix shall also have a right of first refusal to collaborate with Cellular Research for the development of certain new products and to supply arrays to Cellular Research under certain terms and conditions. In the three months ended September 30, 2015, the Company received a $1.0 million one-time payment in connection with the change in control of Cellular Research.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 should be read in conjunction with our financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

The total purchase price for Eureka was approximately $15.0 million of cash, including $14.0 million funded as of Acquisition Date through cash on hand and $1.0 million that has been held back, which is payable within 12 months of the Acquisition Date. Assets acquired and liabilities assumed were recorded at their estimated fair values as of the Acquisition Date and include $12.9 million of identifiable intangible assets and $0.5 million of current liabilities with residual goodwill amounting to $2.6 million. The valuation was finished in the third quarter of 2015. This results in an adjustment of $1.6 million between intangible assets and goodwill for the three and nine months ended September 30, 2015. The Company considers the fair value analysis to be final as of September 30, 2015.

Reportable Segments

See Note 12, "Segment Information", of the accompanying Condensed Consolidated Financial Statements for information on our reportable operating segments.

Our Strategy

Since Dr. Frank Witney became our President and Chief Executive Officer in July 2011, our strategy has been to transform the company from one that is highly dependent on its GeneChip® Expression product line that faces intense competition in certain applications, to a company with diversified revenue streams and a broad reach into the growing markets for translational medicine, molecular diagnostics, applied sciences, such as agricultural biotechnology ("AgBio") and single cell biology. For the twelve-month period ending December 31, 2011, our Expression business unit accounted for 46% of our business, while our Genetic Analysis and Clinical Applications business unit accounted for 27% of our business, and we did not have a presence in single cell biology. For the nine months ended September 30, 2015, our Expression business unit accounted for 17% of our business, while our Genetic Analysis and Clinical Applications business unit accounted for 41% of our business, and eBioscience, with almost all its products focused on single cell biology, accounted for 28% of our business.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. For a description of accounting changes and recent accounting standards, including the expected dates of adoption and estimated effects, if any, refer to Note 1, "Summary of Significant Accounting Policies", in the Notes to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q. During the three and nine months ended September 30, 2015, there have been no significant changes in our critical accounting policies and estimates compared to the disclosures in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014.

RESULTS OF OPERATIONS

The following discussion compares the historical results of operations for the three and nine months ended September 30, 2015 and 2014.

REVENUE

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2015	2014			2015	2014
Total revenue ($ in thousands):
Consumables	$75,725	$73,709	$2,016	3%	$228,247	$216,196	$12,051	6%
Instruments	4,316	4,360	(44)	(1)%	11,058	11,448	(390)	(3)%
Product sales	80,041	78,069	1,972	3%	239,305	227,644	11,661	5%
Services and other revenue	6,489	9,017	(2,528)	(28)%	24,909	27,845	(2,936)	(11)%
Total revenue	$86,530	$87,086	$(556)	(1)%	$264,214	$255,489	$8,725	3%

Segment revenue ($ in thousands):
Affymetrix Core:
Expression	$14,171	$18,236	$(4,065)	(22)%	$45,282	$53,888	$(8,606)	(16)%
Genetic analysis and clinical applications	35,621	34,838	783	2%	109,366	99,292	10,074	10%
Life science reagents	6,179	6,440	(261)	(4)%	19,972	20,234	(262)	(1)%
Corporate	5,718	5,131	587	11%	16,553	12,763	3,790	30%
Total Affymetrix Core	61,689	64,645	(2,956)	(5)%	191,173	186,177	4,996	3%
eBioscience	24,841	22,441	2,400	11%	73,041	69,312	3,729	5%
Total revenue	$86,530	$87,086	$(556)	(1)%	$264,214	$255,489	$8,725	3%

Segment revenue (% of revenue):
Affymetrix Core:
Expression	16%	21%			17%	21%
Genetic analysis and clinical applications	41%	40%			41%	39%
Life science reagents	7%	7%			8%	8%
Corporate	7%	6%			6%	5%
Total Affymetrix Core	71%	74%			72%	73%
eBioscience	29%	26%			28%	27%
Total revenue	100%	100%			100%	100%

Product sales

For the three months ended September 30, 2015, total product sales increased $2.0 million as compared to the same period in 2014. The increase was primarily due to higher volume of sales of QuantiGene, Flow Cytometry, ProartaPlex, our

PbA partners and Cytogenetics products, partially offset by declines in our legacy in vitro transcription (IVT) expression product sales and SNP 6.0 sales.

For the nine months ended September 30, 2015, total product sales increased $11.7 million as compared to the same period in 2014. The increase was primarily due to higher volume of sales of our Axiom® Genotyping Solution products, PbA partners, Cytogenetics products, Human, Rat and Mouse Transcriptome Arrays, and ProCartaPlex products. These increases were partially offset by declines in our legacy IVT expression product sales, SNP6.0 sales and Gene and Exon arrays sales.

Services and other revenue

For the three months ended September 30, 2015, services and other revenue decreased $2.5 million as compared to the same period in 2014, primarily due to decreased genotyping services revenue of $3.3 million upon the completion of a large biobank project and field services revenue of $0.4 million. This decrease was offset by higher royalty and license revenue of $1.2 million primarily related to a $1.0 million one-time license revenue.

For the nine months ended September 30, 2015, services and other revenue decreased $2.9 million as compared to the same period in 2014, primarily due to decreased genotyping services revenue of $3.4 million upon the completion of a large biobank project and field services revenue of $0.9 million. This decrease was offset by higher royalty and license revenue of $1.6 million primarily related to a $1.0 million one-time license revenue.

Expression

For the three months ended September 30, 2015, Expression revenue decreased $4.1 million as compared to the same period in 2014, primarily due to lower IVT product sales of $3.6 million, miRNA sales of $0.5 million, and instrument sales of $0.3 million. This decrease was partially offset by higher Human, Rat and Mouse Transcriptome Array product sales of $1.0 million.

For the nine months ended September 30, 2015, Expression revenue decreased $8.6 million as compared to the same period in 2014, primarily due to lower IVT product sales of $4.7 million, Gene and Exon arrays sales of $2.7 million, WT product sales of $1.0 million, instruments sales of $0.8 million, and miRNA sales of $0.7 million. This decrease was partially offset by higher Human, Rat and Mouse Transcriptome Array product sales of $1.8 million.

Genetic Analysis and Clinical Applications

For the three months ended September 30, 2015, Genetic Analysis and Clinical Applications revenue increased $0.8 million as compared to the same period in 2014, primarily due to increased Cytogenetics product sales of $2.6 million and PbA partners sales of $2.3 million, partially offset by declines in sales of Axiom® Genotyping Solution services of $3.1 million and our legacy genotyping product SNP 6.0 of $1.0 million.

For the nine months ended September 30, 2015, Genetic Analysis and Clinical Applications revenue increased $10.1 million as compared to the same period in 2014, primarily due to increased Axiom® Genotyping Solution product sales of $4.7 million, PbA partners sales of $6.4 million, Cytogenetics product sales of $5.2 million, and instruments revenue of $1.3 million, partially offset by declines in sales of Axiom® Genotyping Solution services sales of $3.3 million, our legacy genotyping product SNP 6.0 of $2.4 million, and OncoScan product and services sales of $1.0 million.

Life Science Reagents

For the three months ended September 30, 2015, Life Science Reagents revenue decreased $0.3 million as compared to the same period in 2014, primarily due to lower volume of molecular biology products sales of $0.4 million, partially offset by increased biochemicals products sales of $0.2 million.

For the nine months ended September 30, 2015, Life Science Reagents revenue decreased $0.3 million as compared to the same period in 2014, primarily due to lower volume of molecular biology products sales.

Corporate

For the three months ended September 30, 2015, Corporate revenue increased $0.6 million as compared to the same period in 2014, primarily due to higher royalty and license revenue of $1.2 million, partially offset by a lower net realized gain from designated cash flow hedges of $0.2 million and decreased field service revenue of $0.4 million.

For the nine months ended September 30, 2015, Corporate revenue increased $3.8 million as compared to the same period in 2014, primarily due to a net realized gain from designated cash flow hedges of $3.2 million and increased royalty and license revenue of $1.6 million, partially offset by decreased field service revenue of $1.0 million.

eBioscience

For the three months ended September 30, 2015, eBioscience revenue increased $2.4 million as compared to the same period in 2014, primarily due to an increase in our QuantiGene sales of $1.2 million, Flow Cytometry sales of $0.6 million, and ProCartaPlex sales of $0.5 million.

For the nine months ended September 30, 2015, eBioscience revenue increased $3.7 million as compared to the same period in 2014, primarily due to an increase in our ProCartaPlex sales of $1.4 million, QuantiGene sales of $1.2 million, QuantiGene ViewCell sales of $1.1 million, and Flow Cytometry sales of $0.9 million, partially offset by a decrease in ELISA product sales of $1.0 million.

GROSS MARGIN

Management evaluates business segment performance based on revenue and gross margin. The following table presents gross margin for each reportable segment:

Dollars in thousands	Three Months Ended September 30,		$ % Change	Nine Months Ended September 30,		$ % Change
	2015	2014		2015	2014
Total gross profit:
Product	$53,281	$48,929	$4,352	$157,804	$138,433	$19,371
Services and other	2,232	2,591	(359)	9,625	8,487	1,138
Total gross profit	$55,513	$51,520	$3,993	$167,429	$146,920	$20,509

Product gross margin	67%	63%	4	66%	61%	5
Service and other gross margin	34%	29%	5	39%	30%	9
Total gross margin	64%	59%	5	63%	58%	5

Segment gross profit:
Affymetrix Core	$39,896	$37,991	$1,905	$123,030	$110,225	$12,805
eBioscience	15,617	13,529	2,088	44,399	36,695	7,704
Total gross profit	$55,513	$51,520	$3,993	$167,429	$146,920	$20,509

Affymetrix Core gross margin	65%	59%	6	64%	59%	5
eBioscience gross margin	63%	60%	3	61%	53%	8

Product gross profit

For the three months ended September 30, 2015, product gross profit increased $4.4 million as compared to the same period in 2014, consisting of $1.7 million increase due to higher sales, $1.5 million increase from favorable manufacturing variances due to increased production and larger batch sizes for our Reagents manufacturing, and $0.9 million increase from favorable negotiated pricing as compared to standard pricing for substrates, amidites and certain reagent raw materials.

For the nine months ended September 30, 2015, product gross profit increased $19.4 million as compared to the same period in 2014, consisting of $13.2 million increase due to higher sales, $4.7 million due to the completion of amortization for the step-up in inventory fair value that was recognized when we acquired eBioscience in 2012, favorable manufacturing variances of $1.3 million, and favorable standard cost amortization of $0.6 million. The increases were partially offset by a decrease due to higher warranty expense of $1.6 million for arrays and instruments.

Service and other gross profit

For the three months ended September 30, 2015, service gross profit decreased $0.4 million as compared to the same period in 2014, primarily due to the completion of a large biobank project. These decreases were partially offset by the favorable impact of a one-time license revenue of $1.0 million.

For the nine months ended September 30, 2015, service gross profit increased $1.1 million as compared to the same period in 2014, primarily due to the favorable impact of a one-time license revenue of $1.0 million.

Affymetrix Core

For the three months ended September 30, 2015, Affymetrix Core gross profit increased $1.9 million as compared to the same period in 2014, consisting of $1.0 million increase due to a one-time license revenue, $0.9 million increase due to favorable price variances related to better negotiated pricing for substrates, amidites and certain reagents raw materials, and $0.7 million increase due to favorable product manufacturing variances related to increased production and batch sizes for certain reagent products. These increases were partially offset by a decrease of $0.5 million due to higher warranty activities in the current period.

For the nine months ended September 30, 2015, Affymetrix Core gross profit increased $12.8 million as compared to the same period in 2014, consisting of $9.2 million increase due to higher sales, improved product mix, and lower costs related to full amortization of certain license payment in the prior years which was not recurring in the current period, $2.3 million increase due to favorable standard cost amortization, $1.0 million increase due to a one-time license revenue, $0.9 million increase due to reduced freight expenses and $0.8 million increase due to product manufacturing variances. These increases were partially offset by a decrease of $1.6 million due to higher warranty activities for arrays and instruments in the current period and a decrease of $0.9 million primarily due to increased excess and obsolescence reserve.

eBioscience

For the three months ended September 30, 2015, eBioscience gross profit increased $2.1 million as compared to the same period in 2014, consisting of $1.7 million increase due to higher sales, and $0.8 million increase due to favorable manufacturing variances related to safety stock builds.

For the nine months ended September 30, 2015, eBioscience gross profit increased $7.7 million as compared to the same period in 2014, consisting of $4.7 million increase due to the completion of amortization for the step-up in inventory fair value that was recognized when we acquired eBioscience in 2012, $3.2 million increase due to higher sales, and $1.0 million increase due to lower excess and obsolescence reserve in the current period. These increases were partially offset by a decrease of $1.7 million due to the change in standard cost amortization for purified inventory.

OPERATING EXPENSES

Dollars in thousands	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2015	2014			2015	2014
Research and development	$13,003	$12,926	$77	1%	$38,035	$37,443	$592	2%
Selling, general and administrative expenses	36,526	33,718	2,808	8%	107,599	108,546	(947)	(1)%
Litigation settlement	10,000	—	10,000	nm	10,000	5,100	4,900	100%
nm - not meaningful

Research and development Research and development expense remained relatively flat for the three months ended September 30, 2015 as compared to the same period in 2014. This is primarily due to decreased consulting and external services, partially offset by higher compensation and benefits and higher spending on supplies. Research and development expense increased $0.6 million for the nine months ended September 30, 2015 as compared to the same period in 2014. The increase is primarily due to higher spending on supplies and partially offset by lower consulting and external services.

Selling, general and administrative Selling, general and administrative expenses increased $2.8 million for the three months ended September 30, 2015 as compared to the same period in 2014. The increase is primarily due to increases in compensation and benefits related to additional headcount, increased consulting and external services, and higher stock-based compensation expense related to new grants, partially offset by lower depreciation expense as certain fixed assets have now been fully depreciated. Selling, general and administrative expenses decreased $0.9 million for the nine months ended September 30, 2015 as compared to the same period in 2014. The decrease is primarily related to lower legal fees incurred during the nine months ended September 30, 2015, and lower depreciation expense as certain fixed assets have been fully depreciated, partially offset by higher stock-based compensation expense related to new grants and increased consulting and external services.

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

On October 9, 2015, the Company entered into another settlement agreement with Enzo with respect to our dispute with Enzo Life Sciences, Inc. brought in the District of Delaware. Pursuant to the agreement the Company agreed to pay Enzo $10.0 million as consideration for both parties agreeing to release each other from all liabilities and claims arising under the lawsuit. As the settlement related to past claims with no significant ongoing benefit, these costs were recognized during the three and nine months ended September 30, 2015 when the amount was determined to be probable and estimable.

OTHER INCOME (EXPENSE), NET

Dollars in thousands	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2015	2014			2015	2014
Other income (expense), net	$74	$(1,008)	$1,082	(107)%	$(324)	$703	$(1,027)	(146)%
Interest expense	1,468	1,595	(127)	8%	4,422	4,972	(550)	11%

Other income (expense), net Other income (expense), net, increased $1.1 million for the three months ended September 30, 2015 as compared to the same period in 2014. The increase was primarily due to lower currency losses in the current period. Other income (expense), net, decreased $1.0 million for the nine months ended September 30, 2015 as compared to the same period in 2014. The decrease was primarily due to a gain related to the liquidation of certain investments and subsequent receipt of cash from the fund that holds our investment in non-marketable securities in the second quarter of 2014, partially offset by lower currency losses.

Interest expense Interest expense decreased $0.1 million and $0.6 million, respectively, for the three and nine months ended September 30, 2015 as compared to the same periods in 2014. The decreases were due to a combination of lower outstanding borrowings in the second quarter and first half of 2015 as well as lower interest rates following the modification of our Senior Secured Credit Facility in July 2014.

INCOME TAX PROVISION

Dollars in thousands	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2015	2014			2015	2014
Income tax provision	$(74)	$(111)	$37	33%	$993	$563	$430	(76)%

During the three and nine months ended September 30, 2015, the Company recognized an income tax benefit of $0.1 million and an income tax expense of $1.0 million, respectively. The benefit for income taxes during the three months ended September 30, 2015 primarily results from pre-tax losses in the quarter and the expense recorded for the nine months ende September 30, 2015 primarily consists of foreign taxes offset by a state income tax benefit upon audit closure of $0.5 million.

Due to the Company’s history of cumulative operating losses, management concluded that after considering all the available objective evidence, it is not more likely than not that all the Company’s net deferred tax assets will be realized. Accordingly, all of the Company's U.S. deferred tax assets continue to be subject to a valuation allowance as of September 30, 2015. We intend to maintain valuation allowance for the U.S. and certain foreign jurisdictions until sufficient positive evidence exists to support reversal. Due to improvements in the U.S. operating results over the past three years, management believes a reasonable possibility exists that, in the next 12 to 24 months, sufficient positive evidence may become available to reach a conclusion that a portion of the U.S. valuation allowance will no longer be needed.

As of September 30, 2015, the total amount of unrecognized tax benefits increased minimally compared to December 31, 2014. As a result of settlements of ongoing tax examinations and/or expiration of statutes of limitations without the assessment of additional income taxes, the amount of unrecognized tax benefits that could be recognized in earnings in the next 12 months could range from zero to approximately $1.7 million.

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

As of September 30, 2015, we had cash and cash equivalents of approximately $107.6 million. We anticipate that our existing capital resources along with the cash to be generated from operations will enable us to maintain currently planned operations, debt repayments, and capital expenditures for the foreseeable future. These expectations are based on our current operating and financing plans, which are subject to change, and therefore we could require further funding. Factors that may cause us to require additional funding may include, but are not limited to: costs associated with defending third party claims; an adverse ruling in any of our current litigation proceedings; investments required to commercialize our products; investments required to upgrade our older product lines; a decline in cash generated by sales of our products and services; our need to establish and maintain existing and new collaboration and customer arrangements; future acquisitions or dispositions; initiation or expansion of research programs and collaborations; the costs involved in preparing, filing, prosecuting and enforcing intellectual property rights; the purchase of patent licenses; and other factors.

During the three months ended September 30, 2015, we prepaid $1.0 million of our senior secured debt with cash provided by operations. As of September 30, 2015, the carrying amount of the senior secured debt was $20.0 million.

As part of the terms of the senior secured debt agreement, we are required to meet certain financial and other negative covenants. As of September 30, 2015, we were in compliance with the amended covenants. Refer to Note 8, “Long-Term Debt Obligations”, for further details regarding our Senior Secured Credit Facility and 4.00% Convertible Notes.

From time to time, we may seek to retire, repurchase or exchange common stock or convertible notes in open market purchases, privately negotiated transactions dependent on market conditions, liquidity, and contractual obligations and other factors. We did not retire, repurchase or exchange any of our common stock or convertible notes during the three and nine months ended September 30, 2015.

On November 18, 2014, we entered into a sales agreement with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) to offer shares of our common stock, $0.01 par value per share, from time to time through Cantor Fitzgerald, as our sales agent for the offer and sale of the shares. We may offer and sell shares for an aggregate offering price of up to $50.0 million. During the first nine months of 2015, the Company has sold a total of 3.8 million shares of common stock at an average price of $12.05 through its "at-the-market" offering, for total net proceeds of $44.7 million.

Cashflow (in thousands)

	Nine Months Ended September 30,
	2015	2014
Net cash provided by operating activities	$34,259	$28,332
Net cash used in investing activities	(53,558)	(2,039)
Net cash provided by (used in) financing activities	47,486	(14,679)

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2015 was comprised of net income of $6.1 million, non-cash charges of $26.7 million and a decrease of $1.5 million related to changes in operating assets and liabilities. Adjustments for non-cash expenses include depreciation and amortization expense of $16.2 million, and share-based compensation expense of $10.9 million.

Net cash provided by operating activities for the nine months end September 30, 2014 was comprised of net loss of $9.0 million, non-cash charges of $35.3 million and an increase of $2.1 million related to changes in operating assets and liabilities. Adjustments for non-cash expenses include depreciation and amortization expense of $23.7 million, amortization expense related to inventory step-up in fair value of $4.7 million (which was fully amortized as of June 30, 2014), and share-based compensation expense of $9.4 million.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2015 included cash paid for an acquisition of $14.0 million, short-term investments of $30.0 million, capital expenditures of $9.2 million, and purchase of technology rights of $0.3 million.

Net cash used in investing activities for the nine months ended September 30, 2014 included proceeds from sale of non-marketable securities of $2.2 million and capital expenditures of $4.3 million.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2015 included net proceeds of $44.7 million from our at-the-market offering, proceeds from stock option exercise activity of $8.1 million under our employee stock plan, cash used in paying withholding taxes in connection with issuance of stock under our employee stock plan of $3.5 million, net of treasury shares withheld for taxes, and the use of $3.0 million of early payments on the outstanding principal amount of borrowings under our Term Loan agreement.

Net cash used in financing activities for the nine months ended September 30, 2014 included $15.5 million of early payments on the outstanding principal amount of borrowings under our Term Loan agreement.

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

As of September 30, 2015, we had no off-balance sheet arrangements. There have been no significant changes to our aggregate contractual obligations as compared to the disclosures in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014, except with respect to the prepayment of amounts owned under our Term Loan as discussed above.

On September 23, 2015, the Company extended its lease with Keppel Logistics Pte Ltd. for the Singapore facility for a period of five years. The lease extension will commence on January 1, 2016 and expire on December 31, 2020.

Future minimum lease obligation, net of sublease income, as of September 30, 2015 under the lease extension mentioned above are as follows (in thousands):

For the Year Ending December 31,	Amount
2015, remainder thereof	$—
2016	1,400
2017	1,400
2018	1,426
2019	1,426
Thereafter	1,426
Total	$7,078

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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Note 10, "Commitments and Contingencies" to our Condensed Consolidated Financial Statements elsewhere in this Quarterly Report on Form 10-Q, and is incorporated by reference herein.

ITEM 1A. RISK FACTORS

Our business is subject to various risks, including those described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which we strongly encourage you to review. There have been no material changes from the risk factors disclosed in Item 1A of our Form 10-K.

ITEM 2. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 3. OTHER INFORMATION

None.

ITEM 4. EXHIBITS

Exhibit Number	Description of Document

10.29(1)	Addendum to Lease Agreement between Keppel Logistics Pte Ltd. and Affymetrix Pte Ltd. dated September 23, 2015 (7 Gul Circle, Singapore 629363).
10.30(2)	Credit Agreement dated as of October 28, 2015, by and among Affymetrix, Inc. and its subsidiaries and Bank of America.
31.1(1)	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2(1)	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32(1)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
EX-101.INS	XBRL Instance Document(3)
EX-101.SCH	XBRL Taxonomy Extension Schema Document(3)
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(3)
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(3)
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document(3)
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(3)

(1)	Filed herewith.

(2)	Incorporated by reference to Registrant's Current Report on Form 8-K as filed on October 29, 2015.

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

October 29, 2015

Duly Authorized Officer and Principal Financial And Accounting Officer