Form 10-K
period 2015-12-31
AFFYMETRIX INC
filed 2016-02-18
CIK 913077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015 OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant at June 30, 2015, based on the closing price of such stock on The Nasdaq Global Select Market on such date, was approximately $865 million. The number of shares of the registrant's Common Stock outstanding on February 11, 2016 was 80,541,254.

DOCUMENTS INCORPORATED BY REFERENCE
The information called for by Part III will be included in an amendment to this Form 10-K or incorporated by reference from the registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A.

AFFYMETRIX, INC.
FORM 10-K
DECEMBER 31, 2015

PART I
ITEM 1.  BUSINESS
Forward-Looking Statements
All statements in this Annual Report on Form 10-K that are not historical in nature, are predicative in nature or that depend upon or refer to future events or conditions are "forward-looking statements" within the meaning of Section 21 of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These include statements regarding our strategic initiatives, market expectations, the consummation and timing of the proposed acquisition of us by Thermo Fisher Scientific, Inc. ("Thermo Fisher"), anticipated product and revenue growth, financial strength and regulatory environment, as well as all other "expectations," "beliefs," "hopes," "intentions," "strategies" and words of similar import and the negatives thereof. Such statements are based on our current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. We cannot assure you that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, those discussed in "Risk Factors" contained in Item 1A of this Annual Report on Form 10-K. These forward-looking statements speak only as of the date of this Form 10-K. Unless required by law, we do not undertake to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

Overview
Affymetrix is a provider of life science products and molecular diagnostic products that enable parallel analysis of biological systems at the gene, protein and cell level. We sell our products to genomic research centers, academic institutions, government and private laboratories, as well as pharmaceutical, diagnostic and biotechnology companies. Over 110,000 peer-reviewed papers have been published based on work using our products. We have approximately 1,150 employees worldwide and maintain sales and distribution operations across the United States, Europe, Latin America and Asia.
We were incorporated in California in 1992 and reincorporated in Delaware in 1998. Our principal executive offices are located at 3420 Central Expressway, Santa Clara, CA 95051. Our telephone number is (408) 731-5000.
Proposed Acquisition by Thermo Fisher
On January 8, 2016, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Thermo Fisher and White Birch Merger Co, a Delaware corporation and a wholly owned subsidiary of Thermo Fisher ("Merger Sub"), providing for, subject to the satisfaction or waiver of specified conditions, the acquisition of the Company by Thermo Fisher at a price of $14.00 per share in cash. Subject to the terms and conditions of the Merger Agreement, the closing of the merger is expected to occur during the second quarter of 2016.
In November 2015, the Company amended its Change of Control Policy and Executive Severance Policy as part of its periodic review of practices in compensation matters, which will be triggered upon the closing of the merger.
Upon termination of the Merger Agreement under certain circumstances, the Company may be obligated to pay Thermo Fisher a termination fee of $55.0 million.
Our Strategy
Our strategy has been to transform the company from one that is highly dependent on its GeneChip Expression product line that faces intense competition in certain applications, to one with diversified revenue streams and a broad reach into the growing markets for translational medicine, molecular diagnostics and applied sciences, such as agricultural biotechnology ("AgBio").

Since 2011, under the leadership of Dr. Frank Witney, our President and Chief Executive Officer, we have executed on a strategy to realign our product portfolio, stabilize our business and return our company to growth and profitability. We expect this transformation to take place over three phases, two of which are now completed:

•
Phase 1 (2011-2012) –Portfolio Realignment. During this phase, we reorganized ourselves into business units to sharpen our focus based on target markets. We also launched CytoScan HD, our cytogenetic microarray product line, enhanced our Axiom Genotyping Solution and acquired eBioscience. Through eBioscience, we offered flow cytometry reagents and immunoassay products which, aligned with our new product introductions, have enabled us to broaden our reach into the translational medicine market and address the large and growing single cell biology market. We believe these actions contributed to the stabilization of our business and the realignment of our product portfolio positioned us for growth.

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
Basic Research Markets
Basic research encompasses the study of differences between individual humans, animals and plants or seeks to understand the biological mechanisms underlying normal development and disease states. Funding for basic research comes from a variety of public and private sources, with the National Institute of Health in the United States historically representing one of the largest financing sources. The required technologies generally must enable large-scale and highly complex analysis of genetic variation and biological function. Our GeneChip products target large scale genotyping (determining the genetic make-up of a cell and differences between individuals), copy number variation and gene expression applications, while our eBioscience reagents for flow cytometry and immunoassays serve academic research centers, government agencies, private research foundations and biopharmaceutical companies engaged in protein and cell biology research. A primary end-point of the users of our products for basic research is peer-reviewed scientific publications.
Translational Medicine Markets
Customers in the translational medicine markets are clinical researchers, molecular pathologists, oncologists and cytogeneticists, who have become increasingly engaged in applying genetic analysis technologies for the development of new clinical methods to be used in the diagnosis, monitoring and treatment of a wide variety of molecular based diseases. These end users are often located in diagnostic companies, commercial reference laboratories, clinical research departments within academic medical centers and major pharmaceutical and biotechnology companies. The required technology is typically used in a repetitive testing environment and must enable cost effective, flexible analysis of data that has clinical utility. Our Expression (RNA analysis) products, Axiom, CytoScan, Oncoscan, ViewRNA in-situ hybridization system and eBioscience product lines target the needs of these users, who are focused on improving clinical outcomes and standard of care.

Molecular Diagnostic Markets
We believe that molecular diagnostics is the fastest growing segment of the broader diagnostics market. Such growth historically has been driven by infectious disease testing, but molecular diagnostics is expanding into new areas such as reproductive health and cancer diagnostics. The increasing efficacy of molecular diagnostics is driven by the continued discovery of genetic markers with proven clinical utility, increasing adoption of genetic-based diagnostic tests, and expansion of reimbursement programs to include a greater number of approved molecular diagnostic tests. Our CytoScan product line seeks to serve this market by providing high resolution genome wide analysis of the chromosome complement of the cell in inherited and acquired diseases. We also partner with molecular diagnostics companies under our Powered by Affymetrix ("PbA") program to develop and commercialize molecular diagnostics tests for a variety of diseases, primarily cancers, using our GeneChip technologies. In addition, we have a variety of other products such as our OncoScan, View RNA and a large panel of Flow Cytometry Analyte Specific Reagents ("ASRs") for leukemia and lymphoma immunophenotyping aimed at the translational medicine and molecular diagnostics market. In the latter part of 2013, we launched our new OncoScan formalin fixed paraffin embedded, or FFPE assay kit which provides a powerful capability for whole genome copy number analysis from FFPE samples with short turnaround times, and we expect this to be an important tool in the molecular profiling of solid tumor samples. We are also seeing increased utility and adoption of our CytoScan product line in blood cancer profiling.
Flow Cytometry Markets
Flow cytometry is a well-established technology used to count and examine physical and chemical parameters of particles, typically cells, in a high throughput mode. Fluorescently-labeled antibodies are typically used to measure these parameters in a population of cells, which are suspended in a fluid and passed through an electronic detection device. Measurable parameters of a cell include volume and morphology, DNA/RNA content, DNA copy number variation, protein expression and localization, cell signaling molecules (e.g. cytokines, chemokines), enzymatic activity and cell viability. Flow cytometry is routinely used in basic and clinical research, including immunology, cell biology, and stem cell biology, as well as in the diagnosis of health disorders, especially blood cancers and HIV. Our eBioscience reagent products serve the flow cytometry market where we are the number two provider globally of flow reagents for the Research Use Only (RUO) market. Our PrimeFlow RNA assay is capable of simultaneous measurement of both RNA transcripts within cells, combined with cell surface protein markers enabling the analysis of millions of cells in a single experiment. This is a first of its kind assay in the flow cytometry market.
Applied Markets
Applied markets refer to a variety of other markets for which we provide products and services, including the AgBio market where we supply catalog and custom genotyping and expression array products to facilitate agricultural research and commercial improvement programs. We currently supply academic, industrial and government customers with complementary single-nucleotide polymorphism, often called SNP, based Axiom microarray-based genotyping solution and the next-generation sequencing-based Eureka genotyping solution that, together, provide a desirable continuum between high, medium and low SNP content solutions for an expanding list of crops including wheat, barley, sunflower, strawberry and rice, for livestock such as cattle, buffalo and chicken and for aquaculture applications, such as salmon, catfish and carp. These genotyping products are used for a variety of breeding applications including genomic selection, marker assisted selection for more rapid, accurate and efficient breeding of desired traits over traditional breeding methods or parentage/pedigree assignment. We believe that the AgBio market is growing rapidly and represents a significant business opportunity.
Factors Affecting Our Markets
We expect that the following factors, among others, will influence the size and development of the markets served by our technologies:

•	the availability of government funding for basic and disease-related research;

•	the amount of capital expenditures allocated to research and development by biotechnology, pharmaceutical and diagnostic companies;

•	the regulatory and reimbursement environment for our customers in the translational medicine and molecular diagnostics markets;

•	the application of gene, protein and cell analyses to new areas including molecular diagnostics, agriculture, human identity and consumer goods;

•	technological innovation that creates price competition and lowers the cost of life science research;

•	the development of new computational techniques to handle and analyze large amounts of life science research data; and

•
the availability of genetic markers and signatures of the human population that have clinical value or of other organisms that have commercial value, and novel binding agents (such as antibodies) to new protein markers.

Business Segments
We operate in two reportable operating segments: Affymetrix Core and eBioscience. Affymetrix Core focuses on the development, manufacture, and commercialization of systems for genetic analysis in the life sciences, AgBio, and diagnostic industry, while eBioscience primarily focuses on the development, manufacture, marketing and distribution of research products in the areas of flow cytometry, immunoassays, microscopic imaging and other protein-based analyses.
We report operating information on a business unit level to our chief operating decision-maker. Resource allocations and decision-making processes are also made at the business unit level by our chief operating decision-maker. Affymetrix Core accounted for approximately 73% of total revenue and eBioscience accounted for approximately 27% of total revenue during the year ended December 31, 2015.
Affymetrix Core is divided into four business units, with each business unit having its own strategic marketing and research and development groups to better serve customers and respond quickly to market needs. Affymetrix Core manufacturing operations are based on platforms that are used to produce various Affymetrix Core products that serve multiple applications and markets and similar customer and economic characteristics. Additionally, the business units share certain research, development, commercial operations and common corporate services that provide capital, infrastructure and functional support. As such, we have concluded that the four business units represent one reportable operating segment. The following describes the four business units that form Affymetrix Core:

•	Expression: This business unit markets the Company's GeneChip gene expression (analysis of RNAs produced or "expressed" in cells or tissues) products and services;

•
Genetic Analysis and Clinical Applications: This business unit markets the Company's Axiom genotyping product line, as well as products with clinical diagnostic and research applications including CytoScan products, OncoScan products, and the ViewRNA in situ tissue hybridization platform for clinical translational research. In addition, the business unit is responsible for managing the Powered by Affymetrix (PbA) clinical partnering and licensing program which enables third-party diagnostic companies to access and develop DNA and RNA-based diagnostic tests based on our technology platforms. This business unit also markets the CytoScan Dx product, an FDA cleared microarray system used as an aid for the post-natal diagnosis of children with developmental delays and intellectual disabilities;

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
The eBioscience operating segment and business unit operates its own manufacturing, research and development, and marketing groups. The business unit does utilize certain Corporate functions such as finance, legal, commercial operations and human resources. This reportable segment specializes in the areas of flow cytometry reagents, immunoassays, microscopic imaging, other protein-based analyses, QuantiGene single and multiplex RNA solution assays (not including the View RNA in-situ tissue hybridization platform) and the ProcartaPlex multiplex immunoassay product lines.

See Note 17. “Segment and Geographic Information” to our financial statements included elsewhere in this Annual Report Form 10-K for more information on our reportable operating segments.
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
Genotyping
Genotyping is the process of interrogating specific genomic variants of the DNA constitution of a cell, organism or individual in order to determine how it is specialized or differs from others in a group. Typically, each cell in an individual contains a complete copy of its genome. In a population, individuals vary from one another because of differences in genomic sequences which are inherited from each parent and sometimes through the introduction of sequence changes due to environmental damage or biological errors in processes like gene replication. Common forms of genetic variation include SNPs and copy number variations, or CNVs. A SNP is a variation in a single position in a DNA sequence and a CNV is a variation in the number of copies of a relatively large segment of the DNA, up to and including whole chromosomes.

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
Our Principal Technologies
Array Technology
Our array technology leverages semiconductor-based photolithographic fabrication techniques, which enables us to synthesize a large variety of predetermined DNA sequences simultaneously in predetermined locations on a small glass chip called an "array." Photolithography is a technique which uses light to create exposure patterns on a glass chip and to direct chemical reactions. The function of each single-stranded sequence on our array, called a probe, is to bind to its complementary DNA or RNA from a biological sample thereby determining either the presence or absence and the amount of that sequence in the sample. Our technology allows millions of probe sequences to be arrayed at specified locations on a chip the size of a thumb nail. Our arrays permit analysis of all the genes or RNAs contained in a cell or tissue simultaneously.
The nucleic acid (DNA or RNA) to be tested is isolated from a sample, such as blood, saliva or biopsy tissue, amplified and prepared for hybridization, a process that enables the reaction of RNA or DNA targets in the sample to specific, pre-identified locations on the array. The test sample is then washed over the array, where the individual nucleic acid sequences that represent the genetic content or expressed genes of the sample hybridize to their complementary sequences bound on the array. The molecules in the test sample may be labeled with fluorescent dye either before or after hybridization. When analyzed by a laser in our scanner instrument, the test sample generates a fluorescent signal. The locations where a fluorescent signal is detected by an optical detection system on the scanner instrument correspond to sequences complementary to the test sample. Sequence variation, or the quantification of the amount of specific sequences of RNA or DNA sequences in the sample, can be determined by detecting the relative strength of these signals since the sequence and position of each complementary DNA probe on the GeneChip is known.
The combination of a particular array, together with an optimized set of reagents and a user protocol describing how to carry out the procedure, is referred to as an "assay."
Branched Chain DNA ("bDNA") Technology
We offer customers our QuantiGene line of assay products for a wide variety of low- to mid-plex genetic, protein and cellular analysis applications using branched chain DNA, or bDNA, technology. These assays measure RNA or DNA levels directly from samples, either in solution or in cells and tissues, using a signal amplification method without the need for RNA purification or amplification, providing customers with improved accuracy, scale and workflow relative to traditional methods based on the polymerase chain reaction, or PCR. An important feature of bDNA technology is the ability to measure RNA in clinically relevant samples such as FFPE, which are used in retrospective cancer research, as well as cancer diagnostic applications. This technology also serves as the basis of ViewRNA, our innovative RNA in-situ hybridization products for the detection of RNA biomarkers in tissue samples such as cancer biopsies.

Flow Cytometry and Immunoassay
Flow cytometry is a well-established technology used to count and examine physical and chemical parameters of particles, such as cells, in high throughput experiments. Fluorescently-labeled antibodies are generally used to measure these parameters in a population of cells, which are suspended in a fluid and passed through an electronic detection device. Measurable parameters of a cell include volume and morphology, DNA/RNA content, DNA copy number variation, protein expression and localization, cell signaling molecules (e.g. cytokines, chemokines), enzymatic activity and cell viability.

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
Affymetrix Core. Through its Expression and Genetic Analysis and Clinical Applications business units, Affymetrix Core sells integrated systems in three principal applications: whole genome cytogenetics, genotyping and gene expression. Consumables including GeneChip arrays, molecular biology reagents and detection chemistry for these applications run on our various microarray scanner instruments. We have three families of systems, GeneChip, GeneTitan and GeneAtlas that include (1) instruments, (2) consumables and (3) software. Our GeneChip instruments run arrays packaged in cartridges and our GeneTitan and GeneAtlas instruments run multiple arrays simultaneously as they are packaged in various plate or strip formats for automated high throughput processing. The QuantiGene lines of assays for the measurement of RNA, DNA or protein levels (ProCarta) in low- to mid-plex assays are now included with the eBioscience business unit. The ViewRNA in-situ hybridization platform is included in the Genetic Analysis and Clinical Applications business unit. In May 2015, we acquired Eureka Genomics and added the Eureka genotyping assay to the portfolio. This assay provides an advanced targeted genotyping by sequencing assay with particular value in routine high volume and lower SNP number applications in AgBio genomic breading. The Life Science Reagents business unit offers reagents, enzymes, purification kits and biochemicals used by life science researchers. In addition, this business unit supplies other companies in our industries with products that are incorporated as part of their products.

eBioscience. Our eBioscience business segment offers an extensive portfolio of antibodies and reagents for use in flow cytometry and immunoassays, as well as a broad range of QuantiGene (RNA and DNA assays) and Procarta Plex (protein assays) assays for low to mid-plex experiments.
GeneChip
Our GeneChip system provides an integrated solution for gene expression, cytogenetic and genotyping analysis. It consists of instruments and consumables that provide for the robust preparation and analysis of samples using our GeneChip cartridge arrays. The components of the GeneChip system include (1) disposable probe arrays containing genetic information on a chip, (2) reagents for extracting, amplifying and labeling target nucleic acids, (3) a fluidics station for introducing the test sample to the probe arrays, (4) a hybridization oven for optimizing the binding of samples to the probe arrays, (5) a scanner to read the fluorescent image from the probe arrays, and (6) software to analyze and manage the resulting genetic information. Our Axiom, CytoScan, and Oncoscan are all part of the GeneChip products.
GeneTitan
Our GeneTitan instrument system runs genotyping and gene expression array plates in high throughput formats. The GeneTitan provides a hands-free, automated solution for monitoring gene expression and genome-wide SNP genotyping.
QuantiGene Line of Low- to Mid-plex Products
We also offer our QuantiGene line of single plex and multiplex assays to serve customers in the research and translational medicine markets. Multiplex assays measure many different targets from the same sample, typically 100 targets or less. These products enable drug target identification through analysis of gene silencing, cell signaling and biomarker validation. Our QuantiGene line of products is based on bDNA technology and delivers quantitative gene expression or DNA copy number analysis. These products are compatible with a wide variety of samples and tissues. We also serve the growing needs of the molecular pathology market by enabling the highly sensitive measurement of RNA molecules in individual cells in tissue samples through our QuantiGene View RNA products.
Life Science Reagents
We offer researchers an extensive line of reagent kits, enzymes and biochemicals. Our reagents are complementary to our array portfolio, thus enabling us to provide our customers with whole product solutions. In addition, they can be applied to a broad variety of emerging technologies. Our reagents include:

•	ExoSAP-IT For PCR Product Clean-Up, a reagent for the rapid clean-up of PCR products used in downstream applications, such as DNA sequencing or SNP analysis.

•
HotStart-IT line of PCR reagents, reagents that utilize a novel primer binding protein to inhibit primer dimer formation, which results in sensitive and consistent amplification for real-time PCR assays.

eBioscience Products
eBioscience offers an extensive portfolio of antibodies and reagents for use in flow cytometry - where we are the number two provider globally - and immunoassays. eBioscience is also a leading provider of multi-color flow cytometry reagents, a fast growing subsector of the of the global flow cytometry market. The significance of multi-color flow is that it provides the scientist with the ability to characterize a variety of targets simultaneously in a single cell, allowing a much more detailed picture of healthy and diseased cells than is possible when measuring a single target. Within the immunoassays market, eBioscience offers a broad portfolio of simple, easy-to-use immunoassays kits for the quantitative measurement of either secreted or intracellular protein levels in biological samples, such as cell lysates or serum. These assays are in a variety of single analyte and multiplex formats, including our rapidly growing Procarta Plex product line for multiplex immunoassays. eBioscience also now develops and markets the QuantiGene line of low-to-mid-plex RNA and DNA measurement products, with the exception of the ViewRNA platform which is aligned with the Genetic Analysis and Clinical Applications business unit.

Understanding biology at the single cell level, rather than as a population of cells, is critical to the future of diagnostics. Our flow cytometry reagents, as well as other of our gene expression products, are essential tools in this rapidly growing area of research.
Our Services
We offer high-throughput genotyping services for customers using our genotyping products. Our projects range in size from a few hundred samples to well over 100,000 samples. We serve customers requiring quick turnaround times and suitably priced solutions to their large-scale academic and consortia genotyping studies. For example, our service lab completed a 500,000 sample genotyping study for the UK Biobank, the largest global study of its kind to date, during 2015.
Our Collaborative Partners
We collaborate with our partners to expand the applications of our technology and to acquire access to complementary technologies and resources. We work with our partners to develop and supply certain components of the user work flow that fall outside of our core competencies, but are important to our customer’s application. These companies include Danaher Corporation, Luminex Corporation, CapitalBio Corporation, Thermo Fisher, Hamilton Robotics (a division of Hamilton Company), Takara Bio Inc. and New England Biolabs, Inc.
Through our PbA Program, we permit commercial entities to license our technologies in order to develop custom product solutions based upon our arrays, instrumentation and software. Our PbA partners include F. Hoffman-La Roche Ltd., Veracyte Inc. GenomeDx BioSciences Inc., Ariosa Diagnostics (now part of F. Hoffman-La Roche Ltd.), Skyline Diagnostics BV and Lineagen, Inc., amongst others that are in varying stages of product development, ranging from early phase to full commercialization. We provide our PbA partners with custom arrays and expertise in assay development. Our partners subsequently package these arrays into kits, often seek regulatory approval and reimbursement for their diagnostic use, and sell them into the diagnostic markets using their sales channels. An example is the gene expression array used by Veracyte Inc., marketed as their Affirma test for differential diagnosis of abnormal thyroid cytology. Another example is our partnership with Ariosa to offer an array-based approach to the Non-Invasive Prenatal Testing (NIPT) market. The Ariosa Harmony assay provides an inexpensive and safe blood test for common fetal chromosomal abnormalities such as trisomies 21 (Down’s syndrome), 18 and 13, and delivers accurate results early in pregnancies. Tests using arrays are differentiated from competing tests based on next generation sequencing because they offer the benefits of simplicity, cost and accuracy.
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

Our array manufacturing process involves wafer preparation, probe synthesis, dicing of synthesized wafers into chips, assembly of chips and quality control. We have developed software programs that extensively automate the design of photolithographic masks used in array manufacturing and that control the array manufacturing lines. Glass wafers are prepared for synthesis through the application of chemical coatings. Arrays are synthesized on the wafers using our proprietary, combinatorial photolithographic process. The completed wafers are diced into chips. The chips can be packaged individually, in our cartridge format, in our strip format for analysis on the GeneAtlas, or in our 96 or 384 array plate format for analysis on the GeneTitan.
Our Singapore, Cleveland, Ohio, San Diego, California and Vienna, Austria facilities have been certified to ISO 13485 standards. All facilities operate under the strict standards of our corporate quality plan. Third parties who manufacture our instruments have to meet our quality standards as part of the qualification process.

eBioscience manufactures its flow cytometry reagents in San Diego, California, and most of its immunoassays, including the Procarta Plex line in Vienna, Austria.
Key parts of our product lines, such as our GeneTitan instrument and hybridization ovens, are procured from single sources. Likewise, certain raw materials or components used in the synthesis of arrays or the assembly of instrumentation are currently available only from a single source or limited sources. In addition, we are dependent on our vendors to provide components of appropriate quality and reliability, and to meet applicable regulatory requirements. We take what we believe are appropriate measures to prevent the delay or interruption of supplies from these vendors and to ensure the appropriate quality for our customers, since any delay or interruption could delay our ability to deliver products to our customers.

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

Our research and development expenses for the years ended December 31, 2015, 2014 and 2013 were $52.9 million, $50.2 million and $47.7 million, respectively.
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
We also rely upon copyright and trade secrets to protect our confidential and proprietary information. We seek to protect our proprietary technology and processes by entering into confidentiality agreements with our employees and certain consultants and contractors. These agreements may be breached, we may not have adequate remedies for any breach and our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our employees or our consultants or contractors use intellectual property owned by others in their work for us, disputes may also arise as to the rights in related or resulting know-how and inventions.

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
Competition
The markets for our products are characterized by rapidly changing technology, evolving industry standards, changes in customer needs, emerging competition, new product introductions and strong price competition. We face significant competition as existing companies develop new or improved products, and as companies enter the market with new technologies.
In the highly multiplexed genotyping and gene expression markets, existing competitive technologies include DNA sequencing (NGS), which we do not offer and is offered by companies such as Illumina, Inc. and Thermo Fisher, amongst others with existing products or emerging technologies. Other companies developing or marketing competitive DNA and RNA array technology include Illumina, Agilent Technologies, Inc., and NuGEN Technologies, Inc. (for reagents), some of which offer products that compete directly with our microarrays or reagents.
In the low to mid-plex gene expression markets, much of the existing competition comes from suppliers of real time PCR products, including Thermo Fisher, Roche Diagnostics (a part of F. Hoffman-La Roche Ltd.), and Bio-Rad Laboratories, Inc. In addition, there are new mid plex technologies being offered by Fluidigm Corporation, Sequenom, Inc., High Throughput Genomics, Inc., NanoString Technologies and Thermo Fisher. In order to compete against existing and emerging technologies, we will need to demonstrate that our products have superior throughput, cost and accuracy advantages over competing products.
In the flow cytometry and immunoassay markets, we compete with Becton, Dickinson and Company and Danaher as well as a number of smaller reagent focused companies, such as BioLegend Inc. and Tonbo Biosciences. In order to compete effectively, we have to differentiate ourselves through superior product quality, speed to market and well regarded customer service functions.
In the molecular diagnostic field, competition comes from established diagnostic companies, companies developing and marketing DNA probe tests for genetic and other diseases, and other companies conducting research on new technologies to ascertain and analyze genetic information. The market for molecular diagnostic products derived from gene discovery is highly competitive and has high barriers of entry, with several large corporations already having significant market share. Established diagnostic companies such as Danaher, Becton, Dickinson and Company, bioMérieux SA, Johnson & Johnson, Hologic Inc. and Roche Diagnostics have the strategic commitment to diagnostics, the financial and other resources to invest in new technologies, substantial intellectual property portfolios, significant experience in new product development, regulatory expertise, manufacturing capabilities and the distribution channels to deliver products to customers. Established diagnostic companies also have an installed base of instruments in several markets, including clinical and reference laboratories, which are not compatible with our system and could slow acceptance of our products. In addition, these companies have formed alliances with genomics companies which provide them access to genetic information that may be incorporated into their diagnostic tests. Our CytoScan HD and Dx products for cytogenetic analysis compete primarily with offerings from Agilent and Illumina, amongst other smaller companies.

We will face increased competition in existing and potential markets as the cost of new technologies such as sequencing and other technologies improves. In addition, pharmaceutical and biotechnology companies have significant needs for genomic information and may choose to develop or acquire competing technologies to meet these needs themselves. We have significantly expanded our network of approved service providers in America, Japan, Europe, and China. While these companies expand the reach of our technology and make its analytical power available to a wider base of users, they may act as a substitute for outright purchase of instruments and arrays by those end users. In addition, we have several other third-party licensees that could offer products that compete with our product offerings.

Government Regulation
Many of our products are labeled “for research use only”. Products labeled “for research use only” are not subject to premarket clearance or approval by the U.S. Food and Drug Administration ("FDA"), but are subject to limited, specific regulation with respect to their labeling. The inclusion of a label stating that a product is intended for research use only will not necessarily render the product exempt from the FDA’s clearance, approval, or other requirements (e.g., establishment registration, device listing, medical device reporting, Quality System Regulations). FDA may look to the totality of the circumstances surrounding the distribution of the product to determine whether the manufacturer intends for its product to be offered for clinical diagnostic use (versus for research use only). Written or verbal statements in any label, advertising or promotion, including performance claims, instructions for clinical interpretation, clinical information, statements that suggest a clinical laboratory can validate a test through its own procedures and subsequently offer it for clinical use, the manufacturer’s provision of technical support for clinical applications, and solicitation of business from clinical laboratories may be considered by the FDA as evidence of intended uses that conflict with for research use only labeling.
We also seek regulatory approval for certain products. Our GeneChip Scanner 3000Dx is cleared by the FDA to measure fluorescence signals of labeled DNA and RNA targets hybridized to GeneChip arrays. In January 2014, we received 510(k) clearance from FDA to market our CytoScan Dx Assay intended for the postnatal detection of copy number variants associated with developmental delay, intellectual disability, congenital anomalies, and dysmorphic features, in genomic DNA obtained from peripheral whole blood in patients referred for chromosomal testing based on clinical presentation. This product is also CE/IVD marked in Europe. Our GeneChip Scanner 3000Dx is also cleared by China's State Food and Drug Administration for in vitro diagnostic use and CE/IVD marked in Europe.
We also offer:

•
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

•
General Purpose Reagents ("GPRs") are exempt from the premarket clearance and approval requirements. In our role as a GPR manufacturer, we are subject to limited regulatory requirements. For example we do not need to manufacture under Quality System Regulations or in a cGMP facility. We do meet the regulatory requirements promulgated by the FDA requiring us to register these Class I devices with FDA.

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
The FDA, the Centers for Medicare & Medicaid Services (“CMS”) (in its role as the agency that administers the Clinical Laboratory Improvement Amendments of 1988), state authorities, and foreign government regulators are increasingly focused on genetic analysis tools, including the use of microarrays labeled for research use only, by clinical laboratories in tests that are developed and validated by a laboratory for its own use (“laboratory-developed tests” or “LDTs”). Historically, the FDA has exercised enforcement discretion with respect to most LDTs and has not required laboratories that furnish LDTs to comply with the agency’s requirements for medical devices. In recent years, however, the FDA has stated it intends to end its policy of general enforcement discretion and to instead regulate certain LDTs as medical devices. On October 3, 2014, the FDA issued two draft guidance documents, entitled “Framework for Regulatory Oversight of Laboratory Developed Tests (LDTs)” and “FDA Notification and Medical Device Reporting for Laboratory Developed Tests (LDTs)”, respectively, that set forth a proposed risk-based regulatory framework that would apply varying levels of FDA oversight to LDTs. The FDA has indicated that it does not intend to modify its policy of enforcement discretion until the draft guidance documents are finalized, and even then, the new regulatory requirements are proposed to be phased-in consistent with the schedule set forth in the guidance (in as little as 12 months after the draft guidance is finalized for certain high-priority LDTs). Nevertheless, the FDA may decide to regulate certain LDTs on a case-by-case basis at any time.
Legislative proposals addressing the FDA’s oversight of LDTs have been introduced in previous Congresses, and we expect that new legislative proposals will be introduced from time-to-time. The likelihood that Congress will pass such legislation and the extent to which such legislation may affect the FDA’s plans to regulate certain LDTs as medical devices is unknown.
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

Reimbursement
The financial health of our customers that are clinical laboratories depends on the extent to which third-party payors (e.g., Medicare, Medicaid, and commercial insurers) reimburse laboratories for diagnostic services. To the extent that our products may be used in clinical laboratory services billed to payors, the market for our products for use in such services may be affected by changes in reimbursement rules and policies for clinical laboratory services. Under the Affordable Care Act, expansion of healthcare coverage expands the market for clinical diagnostic testing while at the same time, various policies aimed at reducing costs or bundling care may reduce the rates paid for such services; the net impact of these factors on the market for our products is not clear. In April 2014, Congress passed the Protecting Access to Medicare Act of 2014, which included substantial changes to the way in which clinical laboratory services will be paid under Medicare. Beginning in 2017, Medicare payments for clinical laboratory services will be paid based upon private payor rates as reported by clinical laboratories across the United States, in contrast to the current system, which is based upon fee schedules derived from historical charges for tests from approximately 30 years ago. We cannot predict the impact of the new payment system on rates for tests that may use our products. It is possible that the new system could reduce payment rates for health care products and services, adversely affect the profits of our customers and collaborative partners and thus reduce our royalties and product sales.

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

Employees
As of December 31, 2015, we had approximately 1,150 full-time employees. The employee group includes chemists, engineers, computer scientists, mathematicians and molecular biologists with experience in the diagnostic products, medical products, semiconductor, computer software and electronics industries. None of our employees is represented by a collective bargaining agreement, nor have we experienced work stoppages. Our success depends in large part on our ability to attract and retain skilled and experienced employees.

Seasonality
Customer demand for products is typically highest in the fourth quarter of the calendar year as customers spend unused budget allocations before the end of the year.
Backlog
In general, orders are shipped in the quarter in which they are received. Order backlog represents orders we believe to be firm but were not shipped for reasons including production constraints, supply chain limitations, customer shipping schedules, and pending credit reviews. In addition, backlog may not result in sales because of cancellation of orders or other factors. We believe that order backlog is not a reliable indicator of future business prospects. As of December 31, 2015 and 2014, order backlog was not significant.

Financial Information About Geographic Areas
Our total revenue from customers outside of the United States for the years ended December 31, 2015, 2014 and 2013 was $166.0 million, $176.4 million and $167.0 million, or approximately 46%, 51% and 51%, respectively, of our total revenue. A summary of revenues from external customers attributed to each of our geographic areas for the years ended December 31, 2015, 2014 and 2013 is included in Note 17. "Segment and Geographic Information" to our financial statements included elsewhere in this Annual Report on Form 10-K.
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

Any difficulties and costs associated with the integration of acquired businesses could negatively affect our results of operations and ability to execute our strategy.
Risks Related to our Indebtedness
Our indebtedness could materially adversely affect our business, financial condition and results of operations.
As of December 31, 2015, we had an aggregate of $124.1 million of outstanding indebtedness, of which $19.1 million is outstanding under our Senior Credit Facility and $105.0 million is outstanding under our 4.00% Notes. Our indebtedness could materially adversely affect us, including by decreasing our business flexibility and increasing our borrowing costs. Refer to Note 13. "Long Term Debt Obligations" in the financial statements included in this Annual Report on Form 10-K for further information regarding our Senior Credit Facility and 4.00% Notes. Increased levels of indebtedness may reduce funds available for our investment in product development as well as capital expenditures and other activities, increase our borrowing costs and create competitive disadvantages for us relative to other companies with lower debt levels.
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
In addition, despite our current consolidated debt levels, we and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, including our Senior Credit Facility.

We may not be able to finance future needs or adapt our business plan to changes because of restrictions placed on us by the Senior Credit Facility and future instruments governing our indebtedness.
The terms of our Senior Credit Facility include various covenants that limit our ability, and that of our subsidiaries, to, among other things:

•	incur additional debt, including guarantees by us or our subsidiaries;

•	make investments, pay dividends on capital stock or repay subordinated or convertible indebtedness;

•	create liens and negative pledges;

•	dispose of assets;

•	make acquisitions;

•	create or permit restrictions on the ability of our subsidiaries to pay dividends or make other distributions to us;

•	engage in transactions with affiliates;

•	engage in sale and leaseback transactions;

•	consolidate or merge with or into other companies or sell all or substantially all of our assets; and

•	change our nature of business, our organizational documents or our accounting policies

Our ability to comply with covenants contained in the Senior Credit Facility and any future agreements governing other indebtedness to which we are or may become a party may be affected by events beyond our control, including prevailing economic, financial, regulatory and industry conditions. The Senior Credit Facility requires us to comply with financial performance covenants, including, without limitation, a minimum interest coverage ratio and maximum senior leverage multiple. Any additional indebtedness we incur in the future may subject us to further covenants.

Our failure to comply with these covenants could result in a default under the agreements governing the relevant indebtedness. In addition, unless cured or waived, the default could result in acceleration under our other instruments that contain cross-acceleration or cross-default provisions, including our 4.00% Notes, which could require us to repay or repurchase indebtedness, together with accrued interest, prior to the date it otherwise is due and that could adversely affect our financial condition. We may not be able to repay all amounts due in the event these amounts are declared due upon any event of default. Upon a default or cross-default the lenders under the Senior Credit Facility could foreclose against the collateral.

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
The market for our products and services is highly competitive, has high barriers to entry and has several other large companies with significant market share. For example, companies such as Illumina, Agilent Technologies and Thermo Fisher have products for genetic analysis that are directly competitive with certain of our products. In addition, Illumina, Thermo Fisher, Pacific Biosciences, and BGI-Shenzhen also offer DNA sequencing technology which we do not offer. As the costs of DNA sequencing fall, we will face increased competition in certain of our existing and potential markets. We also face competition from established diagnostic companies such as Danaher, Becton, Dickinson and Company, bioMérieux, Celera Diagnostics, Johnson & Johnson, Hologic and Roche Diagnostics, which have made strategic commitments to diagnostics, have financial and other resources to invest in new technologies, and have substantial intellectual property portfolios, substantial experience in new product development and regulatory expertise. In addition, our collaborative partners may compete with us.
Many of our current and potential competitors have significantly greater financial, technical, marketing and other resources than we do. In addition, many current and potential competitors have greater name recognition, more extensive customer bases and access to proprietary genetic content.
Our eBioscience segment competes in the life science research market with companies such as Becton, Dickinson and Company, BioLegend Inc., Abcam plc, Thermo Fisher, Danaher, as well as some smaller companies. Certain competitors, in particular Becton, Dickinson and Company, employ bundled arrangements in which customers pay for consumable products (such as reagent test kits), services and the related instruments under a single arrangement, including arrangements where the customer commits to purchase a minimum volume of consumable products annually. Although we now have a distribution agreement with Luminex and offers reagent rentals, we do not currently produce instruments for this market, and bundled arrangements can allow competitors to offer lower prices for competing products which coupled with customer demand for these bundled arrangements could lead to loss of market share or force us to supply products at a discount.
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
Our commercial success depends, in part, on our ability to develop and maintain collaborative relationships and licenses with key companies as well as with key academic researchers. In particular, we depend on third parties for in-licensed technology and components for a variety of our product lines. We collaborate with a number of instrumentation and reagent companies, including Danaher Corporation, CapitalBio, Hamilton Robotics, Thermo Fisher, Luminex, Siemens Medical Solutions Diagnostics, Takara Bio Inc., New England Biolabs, and Qiagen. Some of these collaborators, like Thermo Fisher, Takara Bio, New England Biolabs, and Luminex, are currently sole suppliers of components of some of our reagent kits but they are also our competitors. Relying on our collaborative relationships is risky to our future success because:

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
Prior to 2002, we incurred losses each year since our inception, and we reported losses in 2006 and from 2008 through 2014. As a result, we had an accumulated deficit of approximately $499.4 million as of December 31, 2015. Our ability to achieve sustained profitability will depend, in part, on the rate of growth of our revenue and on the level of our expenses. We reported year-over-year revenue growth in 2015, 2014, and 2013 compared to a trend of declining revenue prior to 2012. Revenue growth in 2015 and 2014 was driven by increased product and service sales across the portfolio offset by declines in our Expression Business Unit. The revenue growth in 2013 was primarily due to the acquisition of eBioscience mid-2012 that continues to grow revenues, and eBioscience continues to grow in 2014 and 2015. We have reported continued decreases in revenue for Affymetrix Core in the past. There can be no assurance that our revenue will not decrease in future periods. We reported cost savings during fiscal 2013 largely driven by corporate restructuring in early 2013. We have also reported income from operations in 2014 as well as 2015 and will continue to explore opportunities to grow our revenue and income from operations; however, there can be no assurance that anticipated growth will materialize. We expect to continue incurring significant expenses related to research and development, sales and marketing efforts to commercialize our products, litigation and non-cash stock based compensation, and we expect to continue to experience fluctuations in our operating results. If our revenue grows more slowly than we anticipate, if our gross margins are lower than we project or if our operating expenses are above what we expect or cannot be reduced in the event of lower revenue, we may not become profitable on a sustained basis, or at all.

If we do not attract and retain key employees, our business could be impaired.
To be successful, we must attract and retain qualified scientific, engineering, manufacturing, sales, marketing and management personnel. To expand our research, product development and sales efforts we need additional people skilled in areas such as bioinformatics, organic chemistry, molecular biology, information services, regulatory affairs, manufacturing, sales, marketing and technical support. Competition for these people is intense, and our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating existing employees. For example, our stock price has been volatile in recent years. We cannot be assured that these equity awards will be successful in retaining and incentivizing key employees. If we are unable to hire, train and retain a sufficient number of qualified employees, we will not be able to expand our business or our business could be adversely affected.
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

Due to the international nature of our business, political, regulatory or economic changes or other factors could harm our business.
Our international operations are subject to unexpected changes in, or impositions of, legislative or regulatory requirements, including export and trade barriers and taxes; longer payment cycles and greater difficulty in accounts receivable collection.
We are also subject to various export/import, customs and economic sanctions laws and regulations, which are complex and subject to change. If we fail to comply with these laws and regulations, this could result in civil and criminal penalties which could have a material adverse effect on our financial condition and results of operations.
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
As a part of our ongoing effort to maintain our current information systems, we completed a major upgrade to our enterprise resource planning platform in 2014 and migrated the eBioscience Business Unit onto this ERP platform in 2015. We also utilize other software applications to manage certain of our business operations. As we implement and add functionality, problems could arise that we have not foreseen. Such problems could adversely impact our ability to provide quotes, take customer orders or otherwise run our business in a timely manner. In addition, if our new systems fail to provide accurate and increased visibility into pricing and cost structures, it may be difficult to improve or maximize our profit margins. As a result, our results of operations and cash flows could be adversely affected. When we upgrade or change systems, we may suffer interruptions in service, loss of data, or reduced functionality. Certain of our systems are not redundant, and our disaster recovery planning is not sufficient for every eventuality.
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
Maintaining a strong patent position is critical to our business. Patent law relating to the scope of claims in the technology fields in which we operate is uncertain, so we cannot be assured the patent rights we have or may obtain will be valuable. Others have filed, and in the future are likely to file, patent applications that are similar or identical to ours or those of our licensors. To determine the priority of inventions, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office that could result in substantial costs in legal fees and could substantially affect the scope of our patent protection. We cannot be assured our patent applications will have priority over those filed by others. Also, our intellectual property may be subject to significant administrative and litigation proceedings. In addition, we may acquire businesses, which may not have developed or maintained a similarly robust patent position. For example, our legacy eBioscience business currently does not have a patent portfolio, so we must rely on non-patent rights, including third-party licenses that relate to such business operations.
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
We have settled all claims from third parties asserting intellectual property infringement and breach of contract. See Note 15. "Legal Proceedings" of the financial statements included elsewhere in this Annual Report on 10-K for further information. However, third parties may in the future assert additional claims against us, including claims we are employing their proprietary technology without authorization. As we launch new products and enter new markets, we expect that competitors will claim that our products infringe their intellectual property rights as part of business strategies designed to impede our successful commercialization and entry into new markets. In addition, we are aware of third-party patents that may relate to our technology. We routinely receive notices claiming infringement from third parties as well as invitations to take licenses under third-party patents. Third parties may have obtained, and may in the future obtain, patents allowing them to claim that the use of our technologies infringes these patents.

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
The market price for our common stock has varied between a high of $13.07 on March 17, 2015, and a low of $8.34 on October 14, 2015 in the twelve-month period ending on December 31, 2015. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including those listed in this "Risk Factors" section and other, unknown factors. Our stock price also may be affected by comments by securities analysts regarding our business or prospects, our issuance of common stock or other equity securities, our inability to meet analysts' expectations, general fluctuations in the stock market or in the stock prices of our industry peers or our customers and general conditions and publicity regarding the genomics, biotechnology, pharmaceutical or life science industries. This volatility may affect the price of our common stock.
In addition, the sale of substantial amounts of our common stock could adversely impact its price. As of December 31, 2015, we had outstanding approximately 80.5 million shares of our common stock and options to purchase approximately 3.4 million shares of our common stock (of which approximately 2.1 million were exercisable as of that date). We also had outstanding approximately 3.2 million underlying restricted stock units as of December 31, 2015. As of December 31, 2015, we also had outstanding $105.0 million aggregate principal amount of our 4.00% Notes, which are convertible into shares of our common stock. We have reserved a total of approximately 17.9 million shares of our common stock to satisfy the settlement obligations of such notes. The sale or the availability for sale of a large number of shares of our common stock in the public market could cause the price of our common stock to decline.
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
Risks Related to Our Proposed Acquisition by Thermo Fisher
On January 8, 2016, the Company entered into a Merger Agreement with Thermo Fisher and Merger Sub, providing for, subject to the satisfaction or waiver of specified conditions, the acquisition of the Company by Thermo Fisher at a price of $14.00 per share in cash.

The announcement and pendency of our proposed merger with Thermo Fisher could adversely affect our business, financial results and operations.
The announcement and pendency of the proposed acquisition of our Company by Thermo Fisher could cause disruptions in and create uncertainty surrounding our business, including affecting our relationships with our existing and future customers, suppliers and employees, which could have an adverse effect on our business, financial results and operations, regardless of whether the proposed merger is completed. In particular, we could potentially lose important personnel as a result of the departure of employees who decide to pursue other opportunities in light of the proposed acquisition. We could also potentially lose customers or suppliers, and new customer or supplier contracts could be delayed or decreased. In addition, we have diverted, and will continue to divert, significant management resources towards the completion of the transaction, which could adversely affect our business and results of operations.
We are also subject to restrictions on the conduct of our business prior to the consummation of the merger as provided in the Merger Agreement, including, among other things, certain restrictions on our ability to acquire other businesses, sell, transfer or license our assets, amend our organizational documents, and incur indebtedness. These restrictions could result in our inability to respond effectively to competitive pressures, industry developments and future opportunities and may otherwise harm our business, financial results and operations.
Failure to complete the proposed merger could adversely affect our business and the market price of our common stock.
There is no assurance that the closing of the merger will occur. Consummation of the merger is subject to various conditions, including, among other things, the approval of the Merger Agreement and the merger by the holders of a majority of our outstanding shares of common stock, and certain other customary conditions, including, among other things, the absence of laws or judgments prohibiting or restraining the merger and the receipt of certain regulatory approvals. We cannot predict with certainty whether and when any of these conditions will be satisfied. In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, a change in the recommendation of the board of directors of the Company or a termination of the Merger Agreement by the Company to enter into an agreement for a “superior proposal”. If the merger is not consummated, our stock price will likely decline as our stock has recently traded at prices based on the proposed per share price for the merger. We will have incurred significant costs, including, among other things, the diversion of management resources, for which we will have received little or no benefit if the closing of the merger does not occur. A failed transaction may result in negative publicity and a negative impression of us in the investment community. The occurrence of any of these events individually or in combination could have a material adverse effect on our results of operations and our stock price.

ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.
ITEM 2.  PROPERTIES
Our corporate headquarters is located in Santa Clara, California, where we lease approximately 200,000 square feet and we have manufacturing facilities located in Singapore, Vienna, Austria and Cleveland, Ohio, where we lease approximately 147,000 square feet, 19,000 square feet and 18,000 square feet, respectively. In addition to our corporate headquarters, we lease approximately 179,000 square feet of administrative and research and development space in California (San Diego, Emeryville and Hercules), Ohio (Cleveland), China (Shanghai), Japan (Tokyo), United Kingdom (Wooburn Green), Brazil (Sao Paulo) and Dubai.
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

	Low	High
2015
First Quarter	$9.94	$13.07
Second Quarter	$10.70	$12.86
Third Quarter	$8.50	$11.40
Fourth Quarter	$8.34	$10.09
2014
First Quarter	$6.65	$9.50
Second Quarter	$6.37	$9.42
Third Quarter	$7.98	$9.36
Fourth Quarter	$7.10	$10.15

As of February 11, 2016, there were approximately 235 holders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company ("DTC"). All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and therefore are considered to be held of record by Cede & Co. as one shareholder.
On November 18, 2014, we entered into a sales agreement with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) to offer shares of our common stock, $0.01 par value per share, from time to time through Cantor Fitzgerald, as the Company’s sales agent for the offer and sale of the shares. We were able to offer and sell shares for an aggregate offering price of up to $50.0 million. We paid a commission equal to 3% of the gross proceeds from the sale of shares of its common stock under the sales agreement. We intended to use the net proceeds from this offering for general corporate purposes, including capital expenditures, debt repayments and working capital. We also had the option to use a portion of the net proceeds from this offering to acquire or invest in complementary businesses, technologies, product candidates or other intellectual property, although there were no present commitments or agreements to do so. We were not obligated to make any sales of shares of common stock under the sales agreement and are prohibited from doing so pursuant to the terms of the Merger Agreement. In 2015, we sold a total of 3.8 million shares of common stock at an average price of $12.05 through its "at-the-market" offering, for total net proceeds of $44.7 million.
No cash dividends have been paid on our common stock. We currently intend to retain all future earnings, if any, for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.
No equity securities were sold during 2015 that were not registered under the Securities Act of 1933, as amended (the "Securities Act"). We did not repurchase any shares of our common stock during the fourth quarter of 2015.
For information regarding compensation plans under which equity securities were authorized for issuance, see the section of the Proxy Statement to be filed in connection with our 2015 Annual Meeting of Shareholders entitled "Equity Compensation Plan Information," incorporated by reference into Item 12 of this Annual Report on Form 10-K.

Performance Graph
The graph below compares the cumulative total return* on our common stock for the period commencing on December 31, 2010 and ending December 31, 2015 compared to the CRSP Total Return Index for the Nasdaq National Market (U.S. companies) and the CRSP Total Return Index for the Nasdaq Pharmaceutical Stocks (SIC 283). The stock price performance shown on the graph below is not necessarily indicative of future price performance.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2015
350.00
300.00
250.00
200.00
150.00
100.00
50.00
0.00
2010
2011
2012
2013
2014
2015
Affymetrix, Inc.
NASDAQ Stock Market (US Companies)
NASDAQ Pharmaceutical Index

*Assumes $100 invested on December 31, 2010 in our common stock and in each index listed above. The total return for our common stock and the indices used assumes the reinvestment of dividends, even though dividends have never been declared on our common stock.
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

	Year Ended December 31,
	2015	2014	2013	2012	2011
Consolidated Statement of Operations Data:	(in thousands, except per share amounts)
Total revenue (1)	$359,786	$349,019	$330,399	$295,623	$267,474
Income (loss) from operations (2)	16,703	2,123	(12,552)	(39,091)	(16,641)
Net income (loss) (3)	$10,113	$(3,834)	$(16,327)	$(10,696)	$(28,161)
Basic net income (loss) per common share	$0.13	$(0.05)	$(0.23)	$(0.15)	$(0.40)
Diluted net income (loss) per common share	$0.13	$(0.05)	$(0.23)	$(0.15)	$(0.40)
Shares used in computing basic net income (loss) per common share	77,842	73,202	71,441	70,300	70,877
Shares used in computing diluted net income (loss) per common share	80,707	73,202	71,441	70,300	70,877

Consolidated Balance Sheet Data:
Cash, cash equivalents, and available-for-sale securities or short-term investments (4)	$138,767	$79,923	$57,128	$35,736	$265,067
Working capital	190,881	124,197	98,792	97,384	259,961
Total assets (4)	546,891	486,548	504,511	544,294	438,015
Long-term obligations (5)	136,835	145,576	153,196	188,252	104,596

(1)Included in the total revenue for the year ended December 31,

•	2013 is $88.9 million from eBioscience, a one-time licensing payment of $5.3 million from a diagnostic partner, and $4.5 million from Anatrace which was divested,

•	2012 is $50.5 million from eBioscience which we acquired on June 25, 2012.

(2)In 2015 and 2014, we paid $10.0 million and $5.1 million, respectively, to Enzo Biochem, Inc. (Enzo) and recorded litigation settlement charges.

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

(4)In 2015, we sold a total of 3.8 million shares of common stock at an average price of $12.05 through its "at-the-market" offering, for total net proceeds of $44.7 million.

In 2013, we sold our Anatrace-branded reagent product line for net proceeds of approximately $11.8 million. The carrying value of the group of assets sold was approximately $2.5 million.

In 2012, we completed the acquisition of eBioscience for aggregate cash consideration of $307.8 million.

(5)In 2015, we entered into a five year $100.0 million Senior Credit Facility Agreement and terminated and paid off our senior secured debt with the draw down. The Senior Credit Facility Agreement provides for a Senior Credit Facility in an aggregate amount of $100.0 million of revolving commitments and an accordion feature permitting the Company to request an increase in the revolving commitments or term loan commitments by an additional amount of up to $50.0 million in the aggregate. As of December 31, 2015, the carrying amount of the senior credit facility was $19.1 million.

In 2014, we prepaid $16.5 million of our senior secured debt with cash provided by operations. In July 2014, we entered into the Fifth Amendment of our Credit Agreement, which provided, among other things, for (1) an uncommitted incremental term loan facility in an aggregate amount not to exceed $50.0 million and (2) the reduction of interest rate margins.

In 2013, we amended the Credit Agreement and refinanced our Senior Secured Credit Facility. The Fourth Amendment provided, among other things, for new term loans in the aggregate principal amount of $38.0 million and new revolving loan commitments in the aggregate principal amount of $10.0 million. Long-term obligations include $26.7 million and current liabilities include $12.7 million outstanding debt under our Senior Secured Credit Facility as of December 31, 2013.

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
All statements in this annual report that are not historical are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act as amended, including statements regarding our strategic initiatives, anticipated cost savings and return to profitability, as well as all other statements regarding our "goals," "expectations," "beliefs," "intentions," "strategies" or the like. Such statements are based on our current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Actual results or business conditions may differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, our capacity to identify and capitalize upon emerging market opportunities; risks relating to our ability to acquire new businesses and technologies and successfully integrate and realize the anticipated strategic benefits and cost savings or other synergies thereof, in a cost-effective manner while minimizing the disruption to our business; risks that eBioscience's future performance may not be consistent with its historical performance; the consummation and timing of the proposed acquisition of us by Thermo Fisher; risks relating to our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness; risks relating to our ability to develop and successfully commercialize new products and services; uncertainties related to cost and pricing of our products; fluctuations in overall capital spending in the academic and biotechnology sectors; changes in government funding policies; our dependence on collaborative partners; the size and structure of our current sales, technology and technical support organizations; uncertainties relating to our suppliers and manufacturing processes; risks relating to our ability to achieve and sustain higher levels of revenue, higher gross margins and reduced operating expenses; uncertainties relating to technological approaches; global credit and financial market conditions; personnel retention; uncertainties relating to the FDA and other regulatory approvals; competition; risks relating to intellectual property of others and the uncertainties of patent protection and litigation; volatility of the market price of our common stock; unpredictable fluctuations in quarterly revenues; and the risk factors disclosed under Part I, Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2015. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statements are based, except as required by law.
Overview
Affymetrix is a provider of life science products and molecular diagnostic products that enable parallel analysis of biological systems at the gene, protein and cell level. We sell our products to genomic research centers, academic institutions, government and private laboratories, as well as pharmaceutical, diagnostic and biotechnology companies. Over 110,000 peer-reviewed papers have been published based on work using our products. We have approximately 1,150 employees worldwide and maintain sales and distribution operations across the United States, Europe, Latin America and Asia.
We were incorporated in California in 1992 and reincorporated in Delaware in 1998. Our principal executive offices are located at 3420 Central Expressway, Santa Clara, CA 95051. Our telephone number is (408) 731-5000.
Our Strategy
Our strategy has been to transform the company from one that is highly dependent on its GeneChip Expression product line that faces intense competition in certain applications, to one with diversified revenue streams and a broad reach into the growing markets for translational medicine, molecular diagnostics and applied sciences, such as AgBio.

Since 2011, under the leadership of Dr. Frank Witney, our President and Chief Executive Officer, we have executed on a strategy to realign our product portfolio, stabilize our business and return our company to growth and profitability. We expect this transformation to take place over three phases, two of which are now completed:

•
Phase 1 (2011-2012) – Portfolio Realignment. During this phase, we reorganized ourselves into business units to sharpen our focus based on target markets. We also launched CytoScanHD, our cytogenetic microarray product line, enhanced our Axiom Genotyping Solution and acquired eBioscience. Through eBioscience, we offered flow cytometry reagents and immunoassay products which, aligned with our new product introductions, have enabled us to broaden our reach into the translational medicine market and address the large and growing single cell biology market. We believe these actions contributed to the stabilization of our business and the realignment of our product portfolio positioned us for growth.

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

Reportable Operating Segments
We report operating information on a business unit level to our chief operating decision-maker. Resource allocations and decision-making processes are also made at the business unit level by our chief operating decision-maker. Affymetrix Core accounted for approximately 73% of total revenue and eBioscience accounted for approximately 27% of total revenue during the year ended December 31, 2015.

Affymetrix Core is divided into four business units, with each business unit having its own strategic marketing and research and development groups to better serve customers and respond quickly to market needs. Affymetrix Core manufacturing operations are based on platforms that are used to produce various Affymetrix Core products that serve multiple applications and markets and similar customer and economic characteristics. Additionally, the business units share certain research, development, commercial operations and common corporate services that provide capital, infrastructure and functional support. As such, the Company concluded that the four business units represent one reportable operating segment. The following describes the four business units that form Affymetrix Core:

•	Expression: This business unit markets the Company's GeneChip gene expression products and services;

•
Genetic Analysis and Clinical Applications: This business unit markets the Company's Axiom genotyping product line, as well as products with clinical diagnostic and research applications including CytoScan products, OncoScan products, and the ViewRNA in-situ tissue hybridization platform for clinical translational research. In addition, the business unit is responsible for managing the PbA clinical partnering and licensing program which enables third-party diagnostic companies to access and develop DNA and RNA-based diagnostic tests based on Affymetrix technology platforms. This business unit also markets the CytoScan Dx product, an FDA cleared microarray system used as an aid for the post-natal diagnosis of children with developmental delays and intellectual disabilities;

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
The eBioscience business unit operates with its own manufacturing, research and development, and marketing groups. The business unit does utilize certain corporate functions such as finance, legal, commercial operations and human resources. This reportable segment specializes in the areas of flow cytometry reagents, immunoassays, microscopic imaging, other protein-based analyses, QuantiGene single and multiplex RNA solution assays (not including the View RNA in-situ tissue hybridization platform) and the ProcartaPlex multiplex immunoassay product lines.

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

Acquisition of Eureka Genomics
On May 13, 2015 (the "Acquisition Date"), we entered into an Asset Purchase Agreement with Eureka Genomics Corporation (“Eureka”), a developer of cost-effective, low- to mid-plex, high throughput genotyping assays that use NGS platforms for signal readout (the “Acquisition”). The Acquisition will extend the continuum of our product offerings, enabling us to support more applications for current customers and also serve new customers.
The total purchase price for Eureka was $15.0 million of cash, including $14.0 million funded as of the Acquisition Date through cash on hand and $1.0 million that has been held back and is payable within 12 months of the Acquisition Date to former shareholders of Eureka.

Proposed Acquisition by Thermo Fisher
On January 8, 2016, the Company entered into a Merger Agreement with Thermo Fisher and Merger Sub, providing for, subject to the satisfaction or waiver of specified conditions, the acquisition of the Company by Thermo Fisher at a price of $14.00 per share in cash. Subject to the terms and conditions of the Merger Agreement, the closing of the merger is expected to occur during the second quarter of 2016.
In November 2015, the Company amended its Change of Control Policy and Executive Severance Policy as part of its periodic review of practices in compensation matters, which will be triggered upon the closing of the merger.
Upon termination of the Merger Agreement under certain circumstances, the Company may be obligated to pay Thermo Fisher a termination fee of $55.0 million.

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

GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS – IMPAIRMENT ASSESSMENTS
We review goodwill for impairment on an annual basis and whenever events or changes in circumstances indicate that its carrying value may not be recoverable. We first conduct an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we then conduct a two-step test for impairment of goodwill. In the first step, the fair value of our reporting units is compared to their carrying values. If the fair values of the reporting units exceed the carrying value of the net assets, goodwill is not considered impaired and no further analysis is required. If the carrying values of the net assets exceed the fair values of the reporting units, then the second step of the impairment test must be performed in order to determine the implied fair value of the goodwill. If the carrying value of the goodwill exceeds the implied fair value, then an impairment loss equal to the difference would be recorded. During the third quarter of 2015, the Company performed an analysis of the qualitative factors and concluded that it was not more likely than not that the fair value of its reporting units are less than their carrying amounts.
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
INCOME TAXES
Income tax expense is based on pretax financial accounting income. Under the asset and liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We must assess the likelihood that the resulting deferred tax assets will be realized. To the extent we believe that realization is not more likely than not, we establish a valuation allowance. Significant estimates are required in determining our provision for income taxes, our deferred tax assets and liabilities, any valuation allowance to be recorded against our deferred tax assets, and reserves for income tax related uncertainties. Some of these estimates are based on interpretations of existing tax laws or regulations.  Various internal and external factors may have favorable or unfavorable effects on our future effective tax rate. These factors include, but are not limited to, changes in overall levels, character, or geographical mix of pretax earnings, changes in tax laws, regulations and/or tax rates, changing interpretations of existing tax laws or regulations, changes in the valuation of our deferred tax assets or liabilities, levels of research and development spending, nondeductible expenses, applicability of tax holidays, ultimate outcomes of income tax audits, income tax impacts of any business combination transactions, intraperiod tax allocation provisions, or changes in our equity structure.
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
RESULTS OF OPERATIONS
The following discussion compares the historical results of operations for the years ended December 31, 2015, 2014 and 2013.
REVENUE

	Year ended December 31,			$ Change from		% Change from
	2015	2014	2013	2014	2013	2014	2013
Total revenue ($ in thousands):
Consumables	$311,749	$294,244	$288,208	$17,505	$6,036	6%	2%
Instruments	15,262	16,214	14,410	(952)	1,804	(6)%	13%
Product sales	327,011	310,458	302,618	16,553	$7,840	5%	3%
Services and other revenue	32,775	38,561	27,781	(5,786)	10,780	(15)%	39%
Total revenue	$359,786	$349,019	$330,399	$10,767	$18,620	3%	6%

Segment revenue ($ in thousands):
Affymetrix Core:
Expression	$63,277	$73,368	$86,796	$(10,091)	$(13,428)	(14)%	(15)%
Genetic analysis and clinical applications	150,810	138,446	98,978	12,364	39,468	9%	40%
Life science reagents	25,816	26,166	30,228	(350)	(4,062)	(1)%	(13)%
Corporate	21,830	18,545	25,448	3,285	(6,903)	18%	(27)%
Total Affymetrix Core	261,733	256,525	241,450	5,208	15,075	2%	6%
eBioscience	98,053	92,494	88,949	5,559	3,545	6%	4%
Total revenue	$359,786	$349,019	$330,399	$10,767	$18,620	3%	6%

Segment revenue (% of revenue):
	2015	2014	2013
Affymetrix Core:
Expression	18%	21%	26%
Genetic analysis and clinical applications	42%	40%	30%
Life science reagents	7%	7%	9%
Corporate	6%	5%	8%
Total Affymetrix Core	73%	73%	73%
eBioscience	27%	27%	27%
Total revenue	100%	100%	100%

Product sales
For the year ended December 31, 2015, product sales increased $16.6 million or 5% as compared to 2014. The increase was primarily due to higher volume of Axiom, PbA partners, Cytogenetics, ProCarta Plex, Flow Cytometry, and QuentiGene products. These increases were partially offset by a decline in our legacy in vitro transcription (IVT) expression product sales, Exon and Gene array sales, SNP 6.0, and DMET product sales.
For the year ended December 31, 2014, product sales increased $7.8 million or 3% as compared to 2013. The increase was primarily due to higher volume of Cytogenetics, Axiom, OncoScan, and Procarta Plex products. These increases were partially offset by a decline in our legacy IVT expression product sales and a decrease in revenue of $4.5 million due to the divestiture of our Anatrace-branded reagents in October of 2013. Instrument revenue increased due to a higher volume of genotyping instrument sales.
Services and other revenue
For the year ended December 31, 2015, services and other revenue decreased $5.8 million or 15% as compared to 2014. The decrease was primarily due to decreased Axiom genotyping services of $6.4 million primarily driven by the completion of a large biobank project, OncoScan services of $1.7 million, and field services of $1.1 million. These decreases were partially offset by higher royalties and license revenue of $1.9 million and professional services revenue of $1.2 million.
For the year ended December 31, 2014, services and other revenue increased $10.8 million or 39% as compared to 2013. The increase was primarily due to increased Axiom genotyping services of $15.4 million primarily due to a large biobank project and OncoScan services of $1.0 million. These increases were partially offset by lower royalties and license revenue of $5.7 million.
Expression
For the year ended December 31, 2015, Expression revenue decreased $10.1 million or 14% as compared to 2014. The decrease was primarily due to lower IVT product sales of $7.4 million, Gene and Exon array sales of $2.2 million, instruments sales of $1.8 million, and MiRNA sales of $0.8 million. These decreases were partially offset by higher XTA array sales of $2.6 million.
For the year ended December 31, 2014, Expression revenue decreased $13.4 million or 15% as compared to 2013. The decrease was primarily due to lower IVT product sales of $10.4 million, lower Exon array sales of $7.1 million, and lower Gene array sales of $1.7 million. These decreases were partially offset by higher human transcriptome array (HTA) sales of $5.9 million.
Genetic Analysis and Clinical Applications
For the year ended December 31, 2015, Genetic Analysis and Clinical Applications revenue increased $12.4 million or 9% as compared to 2014. The increase was primarily due to Axiom product sales of $8.6 million, increased sales to PbA partners of $7.4 million, Cytogenetics product sales of $6.4 million, instrument sales of $2.0 million and Eureka services revenue of $0.5 million. These increases were partially offset by a decline in Axiom genotyping services revenue of $6.4 million, SNP 6.0 sales of $2.7 million, OncoScan product and services revenue of $2.2 million and DMET product sales of $1.2 million.
For the year ended December 31, 2014, Genetic Analysis and Clinical Applications revenue increased $39.5 million or 40% as compared to 2013. The increase was primarily due to increased Axiom product sales and services of $23.8 million, increased Cytogenetics product sales of $7.9 million, increased instrument sales of $2.4 million, increased sales to PbA partners of $3.7 million, and increased OncoScan product sales and services of $3.7 million, partially offset by a decline in sales of SNP 6.0, our legacy genotyping product, of $2.5 million.
Life Science Reagents
For the years ended December 31, 2015 and 2014, Life Science Reagents revenue decreased $0.4 million or 1% and $4.1 million or 13%, respectively, when compared to prior year periods primarily due to lower volume of sales and the divestiture of our Anatrace-branded reagents in October 2013.

Corporate
For the year ended December 31, 2015, Corporate revenue increased $3.3 million or 18% as compared to 2014 due to an increase in our currency hedging gain of $2.4 million and increased royalties and other revenue of $1.9 million, partially offset by a decrease in field service revenue of $1.1 million.
For the year ended December 31, 2014, Corporate revenue decreased $6.9 million or 27% as compared to 2013 due to a decrease in royalties and license revenue of $5.7 million and a decrease in freight revenue of $1.6 million related to change in classification.
eBioscience
For the year ended December 31, 2015, eBioscience revenue increased $5.6 million or 6% as compared to 2014. The increase was primarily due to increase in our QuantiGene product sales of $3.1 million, Procarta Plex sales of $1.9 million, and Flow Cytometry sales of $1.2 million. These increases were offset by a decrease in Elisa product sales of $1.1 million.
For the year ended December 31, 2014, eBioscience revenue increased $3.5 million or 4% as compared to 2013. The increase was primarily due to increase in our Procarta Plex sales of $6.2 million and Flow Cytometry sales of $1.2 million. These increases were offset by a decrease in our legacy Procarta product sales of $2.5 million and a decrease in FlowCytomix sales of $1.8 million.
GROSS MARGIN

Dollars in thousands	Year ended December 31,			$ % Change from
	2015	2014	2013	2014	2013
Total gross profit:
Product	$216,241	$192,959	$168,636	$23,282	$24,323
Services and other	13,000	12,902	12,402	98	500
Total gross profit	$229,241	$205,861	$181,038	23,380	24,823

Product gross margin	66%	62%	56%	4%	6%
Service and other gross margin	40%	33%	45%	7%	(12)%
Total gross margin	64%	59%	55%	5%	4%

Segment gross profit
Affymetrix Core	$168,526	$155,786	$144,160	$12,740	$11,626
eBioscience	60,715	50,075	36,878	10,640	13,197
Total gross profit	$229,241	$205,861	$181,038	23,380	24,823

Affymetrix Core gross margin	64%	61%	60%	3%	1%
eBioscience gross margin	62%	54%	41%	8%	13%

Product gross profit
For the year ended December 31, 2015, product gross profit increased $23.3 million as compared to 2014, consisting of $17.3 million increase due to higher sales, $4.7 million due to the completion of amortization in the prior year for the step-up in inventory fair value that was recognized when we acquired eBioscience in 2012, favorable manufacturing variances of $1.2 million, and favorable purchase price variances of $0.9 million. The increases were partially offset by a decrease due to higher warranty expense of $2.1 million for arrays and instruments.
For the year ended December 31, 2014, product gross profit increased $24.3 million as compared to 2013, primarily due to increased sales, favorable factory absorption on higher manufacturing volume to support increased sales, and the cost savings from leveraging vertical integration. The increase is also due to the decline in amortization of step-up in inventory fair value that was recognized when we acquired eBioscience in 2012 and was fully amortized as of June 30, 2014. Product gross profit for 2014 included $4.7 million of amortization of step-up in inventory fair value compared to $14.9 million in 2013. In addition, the increase is due to lower instrument and array warranty expense of $2.3 million and reduction in inventory reserve of $1.4 million related to an inventory write-off for a quality issue in the same period of 2013 and improved product shelf lives.
Services and other gross profit
For the year ended December 31, 2015, services and other gross profit increased $0.1 million as compared to 2014, primarily due to favorable royalty income and one-time license revenue of $1.0 million, offset by the completion of a large biobank project and negative impact of FX on revenue.
For the year ended December 31, 2014, services and other gross profit increased $0.5 million as compared to 2013, primarily due to favorable impact of revenue recognized from a large biobank project in 2014, offset by a decrease in royalty and license revenue.
Affymetrix Core
For the year ended December 31, 2015, Affymetrix Core gross profit increased $12.7 million as compared to the same period in 2014, consisting of $13.9 million increase due to higher product sales, improved product mix, and lower costs related to full amortization of a certain license payment, $1.4 million increase due to reduced freight expenses, and $0.9 million of favorable purchase price variances. These increases were partially offset by a decrease of $2.0 million due to higher warranty activities for arrays and instruments in the current period and a decrease of $1.1 million primarily due to increased excess and obsolescence reserve.
For the year ended December 31, 2014, Affymetrix Core gross profit increased $11.6 million as compared to the same period in 2013. Product gross margin increased $11.1 million, primarily due to increased sales, favorable factory absorption on higher manufacturing volume to support increased sales, and the cost savings arising from using materials available internally in the manufacture of our products. Included in the increase in product gross margin, there were lower instrument and array warranty expense of $2.2 million, reduction in inventory reserve of $0.9 million related to an inventory write-off for a quality issue in the same period of 2013 and improved product shelf lives. Services and other gross profit increased $0.5 million, primarily due to favorable impact of revenue recognized from a large biobank project in 2014, offset by a decrease in royalty and license revenue.
eBioscience
For the year ended December 31, 2015, eBioscience gross profit increased $10.6 million as compared to the same period in 2014, consisting of $4.7 million increase due to the completion of amortization in the prior year for the step-up in inventory fair value that was recognized when we acquired eBioscience in 2012, $3.6 million increase due to higher sales, favorable manufacturing variances $1.7 million, and $0.9 million increase due to lower excess and obsolescence reserve in the current period.
For the year ended December 31, 2014, eBioscience gross profit increased $13.2 million as compared to the same period in 2014. eBioscience gross profit included $4.7 million of amortization of step-up in inventory fair value compared to $14.9 million in 2013, an improvement of $10.2 million year over year. In addition, prime margins improved $3.1 million driven by higher sales mainly for the Procarta product line.

OPERATING EXPENSES

Dollars in thousands	Year ended December 31,			$ Change from		% Change from
	2015	2014	2013	2014	2013	2014	2013
Research and development	$52,900	$50,227	$47,670	$2,673	$2,557	5%	5%
Selling, general and administrative	149,638	148,411	141,430	1,227	6,981	1%	5%
Litigation settlement	10,000	5,100	—	4,900	5,100	96%	nm
nm - not meaningful

Research and development
For the year ended December 31, 2015, research and development expenses increased $2.7 million or 5% as compared to 2014. The increase was primarily due to higher spending on supplies of $1.7 million related to the development of our new instrument and increased compensation and benefits of $0.9 million.
For the year ended December 31, 2014, research and development expenses increased $2.6 million or 5% as compared to 2013. The increase was primarily due to consulting services of $2.8 million related to the development of our new instrument and increased compensation and benefits of $0.4 million, partially offset by lower spending on supplies of $0.7 million.
Selling, general and administrative

For the year ended December 31, 2015, selling, general and administrative expenses increased $1.2 million or 1% as compared to 2014. The increase was primarily due to increased stock-based compensation of $2.7 million, increases in salaries and wages, allowances, bonus attainment and related benefits of $1.6 million, increased IT spending of $1.3 million primarily related to eFusion, increased consulting services of $1.2 million, and increases in equipment, sales tax and other expenses of $1.1 million, partially offset by lower depreciation and amortization expense of $3.0 million due to assets becoming fully depreciated and amortized and lower legal fees of $3.4 million.
For the year ended December 31, 2014, selling, general and administrative expenses increased $7.0 million or 5% as compared to 2013. The increase was primarily due to increases in compensation and benefits of $5.0 million due to increased headcount, increased bonus attainment and commissions, increased stock-based compensation of $2.2 million, and additional legal fees of $3.0 million incurred during 2014 primarily related to on-going litigation activities, partially offset by lower depreciation and amortization expense of $2.2 million due to assets becoming fully depreciated and amortized.
Litigation settlement
On October 9, 2015, the Company entered into another settlement agreement with Enzo with respect to our dispute with Enzo Life Sciences, Inc. brought in the District of Delaware. Pursuant to the agreement the Company agreed to pay Enzo $10.0 million as consideration for both parties agreeing to release each other from all liabilities and claims arising under the lawsuit. As the settlement related to past claims with no significant ongoing benefit, these costs were recognized during the year ended December 31, 2015 when the amount was determined to be probable and estimable.
On April 22, 2014, the Company entered into a settlement agreement with Enzo with respect to our dispute with Enzo brought in the Southern District Court of New York. Pursuant to the agreement the Company agreed to pay Enzo $5.1 million as consideration for both parties agreeing to release each other from all liabilities and claims arising under the lawsuits. As the settlement related to past claims with no ongoing benefit, these costs were recognized during the first three months of 2014 when the amount was determined to be probable and estimable.
OTHER INCOME, NET

Dollars in thousands	Year ended December 31,			$ Change from		% Change from
	2015	2014	2013	2014	2013	2014	2013
Other income, net	$752	$652	$802	$100	$(150)	15%	(19)%
Interest expense	6,609	6,373	12,711	236	(6,338)	(4)%	50%

Other income, net, increased $0.1 million for the year ended December 31, 2015 as compared to 2014. The increase was primarily due to the gains recorded in 2015 related to the liquidation of non-marketable securities, offset by currency losses related to fluctuation in the Euro.
Other income, net, decreased $0.2 million for the year ended December 31, 2014 as compared to 2013.The decrease was primarily due to currency losses related to fluctuations in the Euro and Japanese Yen, offset by the gains recorded in 2014 related to the liquidation of non-marketable securities.
Interest expense increased $0.2 million for the year ended December 31, 2015 as compared to 2014. The increase was due to the write off of unamortized debt issuance cost of $0.7 million associated with the term loan that was paid off in October 2015. The increase was partially offset by a decrease due to a combination of lower outstanding borrowings in 2015 as well as lower interest rates following entry into our Senior Secured Credit Facility in July 2014.

Interest expense decreased $6.3 million for the year ended December 31, 2014 as compared to 2013, primarily due to a combination of lower outstanding borrowings in 2014 as well as lower interest rates following the refinancing of our previous senior secured credit facility in October 2013 and the further modification in July 2014.
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
INCOME TAX PROVISION (BENEFIT)

Dollars in thousands				Dollar		Percentage
	Year ended December 31,			change from		change from
	2015	2014	2013	2014	2013	2014	2013
Income tax provision	$733	$236	$1,161	$497	$(925)	211%	(80)%

The income tax expense in 2015 of approximately $0.7 million consisted primarily of foreign taxes, offset by a state income tax benefit upon audit closure. The income tax expense in 2014 of approximately $0.2 million consisted primarily of foreign taxes, offset by a benefit resulting from a reduction in valuation allowance for net deferred tax assets arising from other comprehensive income recorded in accordance with intra-period tax allocation provisions, as well as a benefit related to uncertain tax benefits resulting from lapses of statute of limitations and effective settlements. The income tax expense in 2013 of approximately $1.2 million consisted primarily of foreign taxes, offset by an income tax benefit resulting from a reduction in valuation allowance for net deferred tax assets arising from other comprehensive income recorded in accordance with intra-period tax allocation provisions.
Deferred tax assets are recognized if the realization of such assets is more likely than not. As of December 31, 2015, we provided for a valuation allowance of $126.3 million against our net deferred tax assets. Due to the Company’s history of cumulative operating losses, management concluded that after considering all the available objective evidence, it is not more likely than not that all the Company’s net deferred tax assets will be realized. Accordingly, all of the Company's U.S. deferred tax assets and certain foreign deferred tax assets continue to be subject to a valuation allowance as of December 31, 2015. We intend to maintain valuation allowance for the U.S. and certain foreign jurisdictions until sufficient positive evidence exists to support reversal. Due to improvements in the U.S. operating results over the past three years, management believes a reasonable possibility exists that, in the next 12 to 24 months, sufficient positive evidence may become available to reach a conclusion that a portion of the U.S. valuation allowance will no longer be needed.
As of December 31, 2015, we had U.S. federal net operating loss carryforwards of $160.3 million which begin to expire in 2022 if not utilized, and California net operating loss carryforwards of $77.0 million which begin to expire in 2016 if not utilized. As certain of our net operating loss and tax credit carryforwards as of December 31, 2015 were generated by entities we previously acquired, they are subject to annual limitations due to the ownership change provisions under Internal Revenue Code Section 382 and similar state provisions. We expect our cash payments of U.S. taxes will be minimal as long as we are able to offset our taxable income by U.S. net operating losses and credits. If we have an ownership change subsequent to December 31, 2015, utilization of our net operating loss and tax credit carryforwards may be subject to an annual limitation against taxable income in future periods.

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
As of December 31, 2015, we had cash and cash equivalents of approximately $88.8 million and short-term investments of $50.0 million. We anticipate that our existing capital resources along with the cash to be generated from operations will enable us to maintain currently planned operations, debt repayments, and capital expenditures for the foreseeable future. These expectations are based on our current operating and financing plans, which are subject to change, and therefore we could require further funding. Factors that may cause us to require additional funding may include, but are not limited to: costs associated with defending third party claims; an adverse ruling in any of our current litigation proceedings; investments required to commercialize our products; investments required to upgrade our older product lines; a decline in cash generated by sales of our products and services; our ability to establish and maintain existing and new collaboration and customer arrangements; future acquisitions or dispositions; initiation or expansion of research programs and collaborations; the costs involved in preparing, filing, prosecuting and enforcing intellectual property rights; the purchase of patent licenses; and other factors.
On October 17, 2013, we amended and refinanced our previous senior secured credit facility to provide, among other things, for new term loans in the aggregate principal amount of $38.0 million and new revolving loan commitments in the aggregate principal amount of $10.0 million.
During the year ended December 31, 2014, we prepaid $16.5 million of our previous senior secured credit facility with cash provided by operations. In July 2014, we entered into the Fifth Amendment, which provided, among other things, for (1) an uncommitted incremental term loan facility in an aggregate amount not to exceed $50.0 million and (2) the reduction of interest rate margins.
During the year ended December 31, 2015, we entered into a five year $100.0 million Senior Credit Facility Agreement and paid off our previous senior secured debt with the draw down. The Senior Credit Facility Agreement provides for a Senior Credit Facility in an aggregate amount of $100.0 million of revolving commitments and an accordion feature permitting the Company to request an increase in the revolving commitments or term loan commitments by an additional amount of up to $50.0 million in the aggregate. As of December 31, 2015, the carrying amount of the Senior Credit Facility was $19.1 million.
As part of the terms of the Senior Credit Facility, we are required to meet certain financial and other negative covenants. As of December 31, 2015, we were in compliance with the amended covenants. Refer to Note 13. "Long-Term Debt Obligations" for further details regarding our Senior Credit Facility and 4.00% Notes.
From time to time, we may seek to retire, repurchase or exchange common stock or convertible notes in open market purchases, privately negotiated transactions dependent on market conditions, liquidity, and contractual obligations and other factors. We did not retire, repurchase or exchange any of our common stock or 4.00% Notes during the years ended December 31, 2015, 2014 or 2013. In January 2013, we redeemed the remaining $3.9 million of outstanding aggregate principal amount of our 3.50% Notes at par plus accrued and unpaid interest of $0.1 million.
On November 18, 2014, we entered into a sales agreement with Cantor Fitzgerald to offer shares of our common stock, $0.01 par value per share, from time to time through Cantor Fitzgerald, as the Company’s sales agent for the offer and sale of the shares. We were able to offer and sell shares for an aggregate offering price of up to $50.0 million. We paid a commission equal to 3% of the gross proceeds from the sale of shares of its common stock under the sales agreement. We intended to use the net proceeds from this offering for general corporate purposes, including capital expenditures, debt repayments and working capital. We also had the option to use a portion of the net proceeds from this offering to acquire or invest in complementary businesses, technologies, product candidates or other intellectual property, although there were no present commitments or agreements to do so. We were not obligated to make any sales of shares of common stock under the sales agreement and are prohibited from doing so pursuant to the terms of the Merger Agreement. In 2015, we sold a total of 3.8 million shares of common stock at an average price of $12.05 through its "at-the-market" offering, for total net proceeds of $44.7 million.

Cashflow (in thousands)

	Year Ended December 31,
	2015	2014	2013
Net cash provided by operating activities	$36,534	$43,483	$53,584
Net cash (used in) provided by investing activities	(73,166)	(4,671)	15,652
Net cash provided by (used in) financing activities	46,146	(15,293)	(37,936)
Effect of foreign currency translation on cash and cash equivalents	(670)	(724)	157
Net increase in cash and cash equivalents	$8,844	$22,795	$31,457

Operating Activities
Net cash provided by operating activities for the year ended December 31, 2015 was comprised of net income of $10.1 million, non-cash charges of $35.8 million, and a decrease related to changes in operating assets and liabilities of $9.4 million. Adjustments for non-cash expenses include depreciation and amortization expense of $21.8 million, share-based compensation expense of $15.0 million and gain on sales of securities of $1.4 million.
Net cash provided by operating activities for the year ended December 31, 2014 was comprised of net loss of $3.8 million, non-cash charges of $44.3 million, and an increase related to changes in operating assets and liabilities of $3.0 million. Adjustments for non-cash expenses include depreciation and amortization expense of $30.7 million, $4.7 million of amortization on the fair value step-up of inventory, share-based compensation expense of $12.4 million, and gain on sales of securities of $2.5 million.
Investing Activities
Net cash used in investing activities for the year ended December 31, 2015 included cash paid for an acquisition of $14.0 million, purchase of short-term investments of $50.0 million, capital expenditures of $10.5 million, purchase of technology rights of $0.5 million, offset by proceeds from sale of non-marketable securities of $1.8 million.
Net cash used in investing activities for the year ended December 31, 2014 included proceeds from sale of non-marketable securities of $3.1 million and capital expenditures of $7.9 million.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2015 included net proceeds of $44.7 million from our at-the-market offering, net proceeds of $20.1 million from our Senior Credit Facility, proceeds from stock option exercise activity of $8.2 million under our employee stock plan, proceeds from our ESPP purchases of $2.6 million, cash used in paying withholding taxes in connection with issuance of stock under our employee stock plan of $5.2 million, net of treasury shares withheld for taxes, and the use of $24.0 million of payments on the outstanding principal amount of borrowings under our Term Loan agreement.
In October 2015, we entered into a five year $100.0 million Senior Credit Facility Agreement. The Senior Credit Facility Agreement provides for a Senior Credit Facility in an aggregate amount of $100.0 million of revolving commitments and an accordion feature permitting the Company to request an increase in the revolving commitments or term loan commitments by an additional amount of up to $50.0 million in the aggregate. Following the execution of the Senior Credit Facility Agreement, we received net proceeds of $20.1 million. The proceeds were utilized to terminate and repay the existing term loan.
In addition to certain mandatory payments, from time to time, we also may make early payments on the outstanding principal amount of our Senior Credit Facility.
Net cash used in financing activities for the year ended December 31, 2014 included $16.5 million of early payments on the outstanding principal amount of borrowings under our Term Loan agreement. Other financing activities generally consisted of stock option exercise activity under our employee stock plan. Cash used in the paying of withholding taxes in connection with issuance of stock under our employee stock plan, net of treasury shares withheld for taxes, was $1.2 million for the year ended December 31, 2014.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
As of December 31, 2015, we had no off-balance sheet arrangements. The impact that our contractual obligations as of December 31, 2015 are expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

	Total	2016	2017	2018	2019	2020	Thereafter
Convertible notes (1)	105,000	—	—	—	105,000	—	—
Senior credit facility	19,088	—	—	—	—	19,088	—
Interest payments	16,559	4,720	4,645	4,570	2,395	229	—
Operating leases	66,573	9,435	9,877	8,948	9,017	9,223	20,073
Purchase commitments (2)	29,656	24,081	5,575	—	—	—	—
Total contractual obligations	$236,876	$38,236	$20,097	$13,518	$116,412	$28,540	$20,073

(1)
Our 4.00% Notes may be converted into shares at the option of holder prior to maturity date. On or after July 1, 2017, the Company may redeem all or part of the 4.00% Notes for cash following certain events. Refer to "Item 8. Financial Statements and Supplementary Data-Note 13. Long Term Debt Obligation" for additional discussion.

(2)
Purchase commitments include agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

The above table does not reflect unrecognized tax benefits of approximately $26.9 million, the timing of which is uncertain. Refer to "Item 8. Financial Statements and Supplementary Data—Note 16. Income Taxes" for additional discussion on unrecognized tax benefits.

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
Interest Rate Risk
We are exposed to market risk from changes in interest rates on long-term debt obligations. We have a combination of fixed and variable rate debt. Refer to "Item 8. Financial Statements and Supplementary Data-Note 13. Long-Term Debt Obligations." In October 2015, we entered into a five year $100.0 million Senior Credit Facility Agreement and paid off our senior secured debt with the draw down. The Senior Credit Facility Agreement provides for a Senior Credit Facility in an aggregate amount of $100.0 million of revolving commitments and an accordion feature permitting the Company to request an increase in the revolving commitments or term loan commitments by an additional amount of up to $50.0 million in the aggregate. As of December 31, 2015, we had $19.1 million of borrowings outstanding under the term loans. Our interest rate risk relates primarily to U.S. dollar LIBOR-indexed borrowings.
A 100 basis point increase in interest rates on the current borrowings is not expected to have a material impact on our financial position, results of operations or cash flows since interest on our borrowings is not material to our overall financial position.

	Periods of Maturity					Fair Value at December 31, 2015
	2016	2017	2018	Thereafter	Total
LIABILITIES:
4.00% convertible senior notes due 2019	$—	$—	$—	$105,000	$105,000	$186,769
Average interest rate				4.00%
Average interest rate				Variable
Senior credit facility	$—	$—	$—	$19,088	$19,088	$19,088
Average interest rate	Variable	Variable	Variable	Variable

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

The following table summarizes the notional amounts, weighted-average currency exchange rates and fair values of our unsettled foreign currency exchange forward contracts at December 31, 2015 and 2014. All contracts have maturities of 12 months or less. Weighted-average rates are stated in terms of the amount of U.S. dollars per foreign currency. Fair values represent estimated settlement amounts at December 31, 2015 and 2014 (notional amounts and fair values in U.S. dollars and in thousands):

	Notional Amount	Weighted- Average Settlement Price	Fair Value
December 31, 2015
Currency
Euro	$18,691	1.11	$128
Japanese Yen	2,387	120.96	(37)
British Pound	4,296	1.53	168
Total	$25,374		$259
December 31, 2014
Currency
Euro	$15,982	1.28	$822
Japanese Yen	3,391	106.75	365
British Pound	1,784	1.62	71
Total	$21,157		$1,258

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AFFYMETRIX, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Affymetrix, Inc.
We have audited the accompanying consolidated balance sheets of Affymetrix, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Affymetrix, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Affymetrix, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control‑Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California
February 17, 2016

AFFYMETRIX, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31, 2015	December 31, 2014
ASSETS:
Current assets:
Cash and cash equivalents	$88,767	$79,923
Certificates of deposit	50,000	—
Accounts receivable, net	58,970	46,896
Inventories—short-term portion	54,131	50,676
Deferred tax assets—short-term portion	—	3,778
Prepaid expenses and other current assets	7,655	9,197
Total current assets	259,523	190,470
Property and equipment, net	21,000	18,087
Inventories—long-term portion	2,207	5,956
Goodwill	154,539	156,178
Intangible assets, net	102,398	106,183
Deferred tax assets—long-term portion	567	303
Other long-term assets	6,657	9,371
Total assets	$546,891	$486,548

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable and accrued liabilities	$56,037	$53,063
Term loan—short-term portion	4,000	4,000
Deferred revenue—short-term portion	8,605	9,210
Total current liabilities	68,642	66,273
Deferred revenue—long-term portion	2,161	2,372
Convertible notes	105,000	105,000
Term loan—long-term portion	15,088	18,950
Other long-term liabilities	16,747	21,626
Stockholders' equity:
Convertible preferred stock, $0.01 par value; 5,000 shares authorized; no shares issued and outstanding at December 31, 2015 or 2014	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 80,482 and 74,287 shares issued and outstanding at December 31, 2015 and 2014, respectively	805	743
Additional paid-in capital	847,266	781,747
Accumulated other comprehensive loss	(9,380)	(612)
Accumulated deficit	(499,438)	(509,551)
Total stockholders' equity	339,253	272,327
Total liabilities and stockholders' equity	$546,891	$486,548

See Accompanying Notes

AFFYMETRIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
REVENUE:
Product sales	$327,011	$310,458	$302,618
Services and other	32,775	38,561	27,781
Total revenue	359,786	349,019	330,399
COSTS AND EXPENSES:
Cost of product sales	110,770	117,499	133,982
Cost of services and other	19,775	25,659	15,379
Research and development	52,900	50,227	47,670
Selling, general and administrative	149,638	148,411	141,430
Litigation settlement	10,000	5,100	—
Restructuring charges	—	—	4,490
Total costs and expenses	343,083	346,896	342,951
Income (loss) from operations	16,703	2,123	(12,552)
Other income, net	752	652	802
Interest expense	6,609	6,373	12,711
Gain on sale of product line	—	—	9,295
Income (loss) before income taxes	10,846	(3,598)	(15,166)
Income tax provision	733	236	1,161
Net income (loss)	$10,113	$(3,834)	$(16,327)

Basic net income (loss) per common share	$0.13	$(0.05)	$(0.23)
Diluted net income (loss) per common share	$0.13	$(0.05)	$(0.23)

Shares used in computing basic net income (loss) per common share	77,842	73,202	71,441
Shares used in computing diluted net income (loss) per common share	80,707	73,202	71,441

See Accompanying Notes

AFFYMETRIX, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$10,113	$(3,834)	$(16,327)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(7,673)	(10,717)	2,410
Unrealized change on non-marketable securities (net of tax of $0, $290 and $290 for the years ended December 31, 2015, 2014 and 2013, respectively)	(68)	(154)	476
Unrealized change on cash flow hedges (net of tax of $0, $154 and $0 for the years ended December 31, 2015, 2014 and 2013, respectively)	(1,027)	1,867	(796)
Net change in other comprehensive income (loss), net of tax	(8,768)	(9,004)	2,090
Comprehensive income (loss)	$1,345	$(12,838)	$(14,237)

See Accompanying Notes

AFFYMETRIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

			Additional	Accumulated Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance as of December 31, 2012	71,030	$710	$759,549	$6,302	$(489,390)	$277,171
Issuance of common stock in connection with employee stock plans and other	924	9	(94)	—	—	(85)
Employee stock purchase plan	351	4	907	—	—	911
Share-based compensation expense	—	—	7,727	—	—	7,727
Excess tax benefit for share-based compensation	—	—	60	—	—	60
Net change in other comprehensive income (loss), net of tax	—	—	—	2,090	—	2,090
Net loss	—	—	—	—	(16,327)	(16,327)
Balance as of December 31, 2013	72,305	723	768,149	8,392	(505,717)	271,547
Issuance of common stock in connection with employee stock plans and other	1,647	16	(987)	—	—	(971)
Employee stock purchase plan	335	4	2,174	—	—	2,178
Share-based compensation expense	—	—	12,411	—	—	12,411
Net change in other comprehensive income (loss), net of tax	—	—	—	(9,004)	—	(9,004)
Net loss	—	—	—	—	(3,834)	(3,834)
Balance as of December 31, 2014	74,287	743	781,747	(612)	(509,551)	272,327
Issuance of common stock in connection with at the market offerings	3,836	38	44,735	—	—	44,773
Issuance of common stock in connection with employee stock plans and other	2,004	20	3,068	—	—	3,088
Employee stock purchase plan	355	4	2,564	—	—	2,568
Share-based compensation expense	—	—	14,985	—	—	14,985
Excess tax benefit for share-based compensation	—	—	167	—	—	167
Net change in other comprehensive income (loss), net of tax	—	—	—	(8,768)	—	(8,768)
Net loss	—	—	—	—	10,113	10,113
Balance as of December 31, 2015	80,482	$805	$847,266	$(9,380)	$(499,438)	$339,253

See Accompanying Notes

AFFYMETRIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,113	$(3,834)	$(16,327)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,838	30,677	38,988
Amortization of inventory step-up in fair value	—	4,666	14,876
Excess tax benefits for share-based compensation	167	—	60
Share-based compensation	14,985	12,411	7,727
Deferred tax assets	(1,209)	(2,078)	(167)
Gain on sale of product line	—	—	(9,295)
Gain on sales of securities	(1,383)	(2,532)	218
Other non-cash transactions	1,380	1,132	5,205
Changes in operating assets and liabilities:
Accounts receivable, net	(11,984)	2,824	2,347
Inventories	(1,058)	603	2,455
Prepaid expenses and other assets	1,490	(460)	(9)
Accounts payable and accrued liabilities	2,410	8,750	(816)
Deferred revenue	(1,086)	(9,859)	9,596
Other long-term liabilities	871	1,183	(1,274)
Net cash provided by operating activities	36,534	43,483	53,584
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(50,000)	—	—
Acquisition of businesses, net of cash acquired	(14,000)	—	—
Proceeds from sales of available-for-sale securities	—	—	9,364
Proceeds from sale of property and equipment	—	130	—
Proceeds from sale of product line	—	—	11,832
Capital expenditures	(10,455)	(7,891)	(4,808)
Capital distribution from non-marketable investments	1,822	3,133	—
Purchase of technology rights	(533)	(43)	(736)
Net cash provided by (used in) investing activities	(73,166)	(4,671)	15,652
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	50,429	1,207	825
Proceeds from term loan and revolver	20,083	—	48,000
Payments of term loan	(23,950)	(16,500)	(81,826)
Debt issuance costs	(249)	—	(1,080)
Excess tax benefits for share-based compensation	(167)	—	—
Repurchase of 3.50% senior convertible notes	—	—	(3,855)
Net cash (used in) provided by financing activities	46,146	(15,293)	(37,936)
Effect of exchange rate changes on cash and cash equivalents	(670)	(724)	157
Net increase in cash and cash equivalents	8,844	22,795	31,457
Cash and cash equivalents at beginning of period	79,923	57,128	25,671
Cash and cash equivalents at end of period	$88,767	$79,923	$57,128

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$4,812	$5,434	$12,456
Cash paid for income taxes, net of refunds	$1,881	$1,563	$2,222
See Accompanying Notes

AFFYMETRIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015
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
Assets and liabilities of non-U.S. subsidiaries that use the local currency as their functional currency are translated to U.S. dollars at exchange rates in effect at the balance sheet date with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive income (loss) within stockholders' equity. Income and expense accounts are translated at average exchange rates during the year. Foreign currency transaction gains and losses are recognized, net of hedging activity, in interest income and other, net and were comprised of net loss of $1.0 million for the year ended December 31, 2015, net loss of $2.5 million for the year ended December 31, 2014, and net gain of $0.1 million for the year ended December 31, 2013.
The Company's subsidiaries that use the U.S. dollar as their functional currency re-measure monetary assets and liabilities at exchange rates in effect at the end of each period, and inventories, property and other nonmonetary assets and liabilities at historical rates. Gains and losses from these re-measurements were insignificant and have been included in the Company's results of operations.

CASH EQUIVALENTS, AVAILABLE-FOR-SALE SECURITIES AND INVESTMENTS
Marketable Securities
During 2015, the Company purchased interests in a money market fund. The Company reported all securities with maturities at the date of purchase of 90 days or less that were readily convertible into cash and have insignificant interest rate risk as cash equivalents. The Company's investments in marketable securities were carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders' equity. The cost of marketable securities is adjusted for the amortization of premiums and discounts to maturity and is included in interest income and other, net. Realized gains and losses, as well as interest income, on marketable securities are also included in interest income and other, net. The fair values of securities are based on quoted market prices. As of December 31, 2015, the Company held $30.0 million in money market fund. As of December 31, 2014, the Company did not hold any marketable securities.
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
During the years ended December 31, 2015, 2014 and 2013, the Company recorded no impairment charges on its marketable securities. Refer to Note 6. "Financial Instruments" for further information.
The Company monitors the liquidity and financing activities of its non-marketable securities to determine if any impairment exists and accordingly writes down, to the extent necessary, the carrying value of the non-marketable equity securities to their estimated fair values. In order to determine whether a decline in value is other-than-temporary, the Company evaluates, among other factors: the duration and extent to which the fair value has been less than the carrying value; the financial condition of and business outlook of the issuer, including key operational and cash flow metrics, current market conditions; and the Company's intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in estimated fair value. The Company recognized impairment changes of less than $0.1 million, $0.1 million and $0.5 million on its non-marketable securities during the years ended December 31, 2015, December 31, 2014 and 2013, respectively. Refer to Note 6. "Financial Instruments" for further information.

ACCOUNTS RECEIVABLE
Trade accounts receivable are recorded at net invoice value. The Company considers amounts past due based on the related terms of the invoice. The Company reviews its exposure to amounts receivable and provides an allowance for specific amounts if collectability is no longer reasonably assured. The Company also provides an allowance for a percentage of the gross trade receivable balance (excluding any specifically reserved amounts) based on its collection history. The allowance for doubtful accounts was not significant at either December 31, 2015 or 2014.
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
GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS
Goodwill represents the excess of the fair value of an acquired entity over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed in a business combination. Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from one to fifteen years, with the amortization recognized in either cost of revenue or operating expenses, as appropriate.
Goodwill is not subject to amortization, but is tested for impairment on an annual basis during the third quarter or whenever events or changes in circumstances indicate the carrying amount of these assets may not be recoverable. Goodwill impairment testing is a two-step process and performed on a reporting unit level. In the first step, the Company conducts an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is more likely than not that the fair value of its reporting unit is less than its carrying amount, it then conducts the second step, a two-part test for impairment of goodwill. The Company first compares the fair value of its reporting units to their carrying values. If the fair values of the reporting units exceed the carrying value of the net assets, goodwill is not considered impaired and no further analysis is required. If the carrying values of the net assets exceed the fair values of the reporting units, then the second part of the impairment test must be performed in order to determine the implied fair value of the goodwill. If the carrying value of the goodwill exceeds the implied fair value, then an impairment loss equal to the difference would be recorded. During the third quarter of 2015, the Company performed an analysis of the qualitative factors and concluded that it was not more likely than not that the fair value of its reporting units are less than their carrying amounts. For the years ended December 31, 2015, 2014 and 2013, no impairment charges on goodwill were recognized.
Finite-lived intangible assets and other long-lived assets are reviewed for impairment when facts or circumstances suggest that the carrying value of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. Additionally, during each period, the Company evaluates the estimated remaining useful lives of purchased finite-lived intangible assets and other long-lived assets to determine whether events or changes in circumstances warrant a revision to the remaining period of amortization. For the years ended December 31, 2015, 2014 and 2013, no impairment charges on long-lived assets were recognized.
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
Product Sales
Product sales include sales of probe arrays, antibodies, reagents, kits and related instrumentation. Probe array, reagent and instrumentation revenue is recognized when earned, which is generally upon shipment and transfer of title to the customer and fulfillment of any significant post-delivery obligations. Accruals are provided for anticipated warranty expenses at the time the associated revenue is recognized.
Services
Services revenue includes equipment service revenue; scientific services revenue, which includes associated consumables; and revenue from custom probe array design fees. Revenue from equipment service contracts is recognized ratably over the life of the contract.
Revenue from scientific and DNA analysis services is recognized upon shipment of the required data to the customer.
Revenue from custom probe array design fees associated with the Company's GeneChip CustomExpress and CustomSeq products is recognized when the associated products are shipped.
Royalties and Other Revenue
Royalties and other revenue include license revenue; royalties earned from third party license agreements; milestones and royalties earned from collaborative product development and supply agreements; subscription fees earned under GeneChip array access programs; and research revenue, which mainly consists of amounts earned under government grants.

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
ADVERTISING COSTS
The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2015, 2014 and 2013 was $2.4 million, $2.7 million, and $2.2 million, respectively.
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
At December 31, 2015 and 2014, the components of accumulated other comprehensive income (loss), net of tax, are as follows (in thousands):

	Year Ended December 31,
	2015	2014
Foreign currency translation adjustment	(10,606)	(2,933)
Unrealized change on non-marketable securities	1,151	1,219
Unrealized change on cash flow hedges	75	1,102
Total accumulated other comprehensive income (loss), net of tax	$(9,380)	$(612)

The following table summarizes the amounts reclassified out of accumulated other comprehensive income (loss), net of tax, for the year ended December 31, 2015 (in thousands):

	December 31, 2014	(Decrease) / Increase	Reclassification Adjustment	December 31, 2015
Foreign currency translation adjustment	$(2,933)	$(7,574)	$(99)	$(10,606)
Unrealized change on non-marketable securities	1,219	(68)	—	1,151
Unrealized change on cash flow hedges	1,102	2,162	(3,189)	75
Total accumulated other comprehensive income (loss), net of tax	$(612)	$(5,480)	$(3,288)	$(9,380)

NET INCOME (LOSS) PER COMMON SHARE
Basic net income (loss) per common share is calculated using the weighted‑average number of common shares outstanding during the period less the weighted‑average shares subject to repurchase. Diluted net income (loss) per common share gives effect to dilutive restricted stock, stock options (calculated based on the treasury stock method), shares purchased under the employee stock purchase plan and convertible debt (calculated using an as-if-converted method).
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

	Year Ended December 31,
	2015	2014	2013
Employee stock options	2,053	4,195	5,141
Employee stock purchase plan	25	121	153
Restricted stock and restricted stock units	1,716	3,118	4,161
Convertible notes	17,857	17,857	17,862
Total	21,651	25,291	27,317

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
In May 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (ASU 2015-03) to provide guidance on the presentation of debt issuance costs. ASU 2015-03 requires a company to present debt issuance costs as a reduction from the carrying amount of the financial liability and not recorded as separate assets. ASU 2015-03 is effective for the Company in the first quarter of 2016. Early adoption is permitted. Upon adoption, ASU 2015-03 should be applied retrospectively to all periods presented. The Company's adoption of ASU 2015-03 would have resulted in a decrease in Other long-term assets, Convertible notes, and Term loan—long-term portion of $2.2 million as of December 31, 2015.
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
In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes (ASU 2015-17) to provide guidance on the presentation of deferred tax assets and liabilities. ASU 2015-17 requires a company to classify deferred tax assets and liabilities as non-current items. The Company adopted this ASU prospectively as of December 31, 2015 and reclassified Deferred tax assets - short-term portion of $3.8 million to Other long-term liabilities on its consolidated balance sheets. No prior periods were retrospectively adjusted.
NOTE 3—ACQUISITION

On May 13, 2015 ("Acquisition Date"), the Company entered into an Asset Purchase Agreement with Eureka Genomics Corporation (“Eureka”), a developer of cost-effective, low- to mid-plex, high throughput genotyping assays that use next-generation sequencing (NGS) platforms for signal readout (the “Acquisition”). The Acquisition will extend the continuum of product offerings of the Company, enabling the Company to support more applications for current customers and also serve new customers.

The Acquisition was accounted for using the acquisition method of accounting. Under the acquisition method of accounting, the tangible and intangible assets and liabilities of Eureka were recorded at their respective fair values as of the Acquisition Date, including an amount for goodwill representing the difference between the Acquisition consideration and the fair value of the net assets.

The results of operations of the acquired Eureka business and the estimated fair values of the assets acquired and liabilities assumed have been included in the Company's consolidated financial statements since the Acquisition Date.

Purchase Price

The total purchase price for Eureka was $15.0 million of cash, including $14.0 million funded as of Acquisition Date through cash on hand and $1.0 million that has been held back and is payable within 12 months of the Acquisition Date to former shareholders of Eureka.

Fair values of assets acquired and liabilities assumed

Assets acquired and liabilities assumed were recorded at their estimated fair values as of the Acquisition Date and included $12.9 million of identifiable intangible assets and $0.5 million of current liabilities with residual goodwill amounting to $2.6 million. The allocation of acquisition consideration was finalized in the third quarter of 2015.

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

Transaction costs

The Company cumulatively incurred approximately $0.5 million of Acquisition-related costs that are reported in Selling, general and administrative expense in its Consolidated Statement of Operations for the year ended December 31, 2015.

Pro Forma Financial Information (Unaudited)

The following unaudited pro forma financial information presents the combined results of operations for the years ended December 31, 2015 and 2014 as if the Acquisition had been completed on January 1, 2014, with adjustments to give effect to pro forma events that are directly attributable to the Acquisition. The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings that may result from the consolidation of the operations of the Company and Eureka. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the Acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations (in thousands, except per share data):

	Years Ended December 31,
	2015	2014
Revenues	$360,171	$349,386
Net income (loss)	9,347	(7,137)
Basic earnings per share	0.12	(0.10)
Diluted earnings per share	0.12	(0.10)

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
Certain raw materials or components used in the synthesis of probe arrays or the assembly of instrumentation are currently available only from a single source or limited sources. No assurance can be given that these raw materials or other components of the GeneChip system will be available in commercial quantities at acceptable costs from other vendors should the need arise. If the Company is required to seek alternative sources of supply, it could be time consuming and expensive.
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
For the years ended December 31, 2015, 2014 and 2013, approximately 46%, 51% and 51%, respectively, of the Company's total revenue was generated from sales outside the United States. The Company's results of operations are affected by such factors as changes in foreign currency exchange rates, trade protection measures, longer accounts receivable collection patterns and changes in regional or worldwide economic or political conditions. The risks of the Company's international operations are mitigated in part by the extent to which its sales are geographically distributed.
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
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table represents the Company's fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015				December 31, 2014
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
	Level 1	Level 2	Level 3	Total	Level 2	Level 3	Total
Assets:
Money market fund	$30,000	$—	$—	$30,000	$—	$—	$—
Derivative assets	—	341	—	341	1,258	—	1,258
Non-marketable securities	—	—	2,753	2,753	—	3,384	3,384
Total assets	$30,000	$341	$2,753	$33,094	$1,258	$3,384	$4,642

Liabilities:
Derivative liabilities	$—	82	$—	$82	$—	$—	$—

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
During the years ended December 31, 2015, 2014 and 2013, other-than-temporary impairment charges of less than $0.1 million, $0.1 million and $0.5 million, respectively, were recognized on the Company's non-marketable securities. Net investment losses are included in Other income, net in the accompanying Consolidated Statements of Operations. Depending on market conditions, the Company may incur additional losses on this investment in the future.
The following table summarizes the change in the fair value of the Company's non-marketable securities during the year ended December 31, 2015 (in thousands).

Balance as of December 31, 2013	$4,383
Sales	(3,133)
Impairment	(139)
Realized gain	2,548
Unrealized gain	(275)
Balance as of December 31, 2014	$3,384
Sales	(1,822)
Impairment	(47)
Realized gain	1,383
Unrealized gain	(145)
Balance as of December 31, 2015	$2,753
Fair Value of Long-Term Debt Obligations
As further discussed in Note 13. "Long-Term Debt Obligations," are not measured at fair value on a recurring basis and are carried at amortized cost. The Company believes the fair value of the Term Loan approximates its carrying value, or amortized cost, due to the short-term nature of this obligation and the market rates of interest rates they bear. Such inputs are classified as Level 3 of the fair value hierarchy. The fair value of the Company's 4.00% Notes is based on quoted market prices as of the respective balance sheet date and therefore is classified as Level 1 of the fair value hierarchy. As of December 31, 2015, the fair value of the Company's 4.00% Notes was $186.8 million.
NOTE 6—FINANCIAL INSTRUMENTS
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
As of December 31, 2015 and 2014, the total notional values of the Company's derivative assets and liabilities were as follows (in thousands):

	December 31, 2015	December 31, 2014
Euro	$18,691	$15,982
British pound	4,296	1,784
Japanese yen	2,387	3,391
Total	$25,374	$21,157

The Company recognizes derivative on the accompanying Consolidated Balance Sheets at fair value. The following table shows the Company's derivatives as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015	December 31, 2014	Balance Sheet Classification
Derivative assets:
Foreign exchange contracts	$341	$1,258	Prepaid expenses and other current assets
Derivative liabilities:
Foreign exchange contracts	82	—	Accounts payable and accrued liabilities

The effective portions of designated cash flow hedges are recorded in OCI until the hedged item is recognized in operations. Derivatives that are not designated as hedging instruments and the ineffective portions of cash flow hedges are adjusted to fair value through operations.
Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses associated with such derivative instruments are reclassified immediately into operations through Other income, net on the Consolidated Statements of Operations. Any subsequent changes in fair value of such derivative instruments are reflected in Other income, net unless they are re-designated as hedges of other transactions.
All derivative assets and liabilities were designated as hedging relationships as of December 31, 2015 and 2014.
The following table shows the effect, net of tax, of the Company's derivative instruments on the accompanying Consolidated Statements of Operations and OCI for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year ended December 31,
	2015	2014	2013
Derivatives in cash flow hedging relationships:
Net (loss) gain recognized in OCI, net of tax	$(1,027)	$1,867	$(796)
Net gain reclassified from accumulated OCI into Revenue	3,701	1,303	800
Net gain reclassified from accumulated OCI into Other income, net	—	55	158
Net gain recognized in Other income, net	130	11	74
Derivatives not designated as hedging relationships:
Net gain (loss) recognized in Other income, net	—	59	(122)

As of December 31, 2015, the Company's existing foreign currency forward exchange contracts mature within 12 months. The deferred amounts related to the Company's derivatives recorded in OCI as of December 31, 2015 and 2014, and expected to be recognized into earnings over the next 12 months are net gain of $0.1 million and $1.1 million, respectively.
NOTE 7—INVENTORIES
Inventories consist of the following at December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
Raw materials	$10,525	$11,461
Work-in-process	17,756	18,147
Finished goods	28,057	27,024
Total	$56,338	$56,632

Short-term portion	$54,131	$50,676
Long-term portion	$2,207	$5,956

Amortization expense related to the step-up in fair value of eBioscience inventory during the years ended December 31, 2014 and 2013 was approximately $4.7 million and $14.9 million, respectively. The inventory fair value step-up was fully amortized as of June 30, 2014.

NOTE 8—PROPERTY AND EQUIPMENT
Property and equipment consists of the following as of December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
Property and equipment:
Construction-in-progress (1)	$2,433	$3,589
Equipment and furniture	133,215	124,789
Building and leasehold improvements	46,222	48,610
	181,870	176,988
Less: accumulated depreciation and amortization	(160,870)	(158,901)
Net property and equipment	$21,000	$18,087

(1)     Includes assets received but not yet in service.

For the years ended December 31, 2015, 2014 and 2013, the Company recognized depreciation expense of $7.0 million, $8.5 million and $13.8 million, respectively.

NOTE 9—GOODWILL AND INTANGIBLE ASSETS
The gross carrying amounts and net book values of the Company's intangible assets are as follows (in thousands):

	Carrying Value, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted
	December 31, 2014	(Decrease)/Increase (1)	December 31, 2015	December 31, 2014	(Increase)/Decrease (2)	December 31, 2015	December 31, 2014	December 31, 2015	Average Useful Life
Customer relationships	$75,229	$(1,006)	$74,223	$(27,301)	$(4,551)	$(31,852)	$47,928	$42,371	11 years
Developed technologies	75,194	(1,856)	73,338	(29,367)	(4,592)	(33,959)	45,827	39,379	10 years
Trademarks and tradenames	17,793	(30)	17,763	(9,778)	(3,365)	(13,143)	8,015	4,620	5 years
Other contractual agreements	2,978	(89)	2,889	(2,978)	89	(2,889)	—	—	2 years
Licenses	81,762	546	82,308	(77,349)	(931)	(78,280)	4,413	4,028	14 years
Total intangible assets subject to amortization	252,956	(2,435)	250,521	(146,773)	(13,350)	(160,123)	106,183	90,398
In-process research and development	—	12,000	12,000	—	—	—	—	12,000	N.A.
Total intangible assets, net	$252,956	$9,565	$262,521	$(146,773)	$(13,350)	$(160,123)	$106,183	$102,398

(1)	Includes additions in connection with the Acquisition in 2015 and a decrease in carrying value of $3.9 million related to foreign currency translation.

(2)	The impact of foreign currency translation on accumulated amortization was a decrease of $1.0 million.

The expected future annual amortization expense of the Company's intangible assets is as follows (in thousands):

Amortization
For the Year Ending December 31,	Expense
2016	$13,433
2017	11,764
2018	10,189
2019	10,179
2020	10,179
Thereafter	34,654
Total	$90,398

The Company recognized goodwill of $2.6 million and $157.1 million in connection with the Acquisition in 2015 and the eBioscience acquisition in 2012, respectively. Information in regards to changes in the Company's goodwill as of December 31, 2015 is as follows (in thousands):

Balance at December 31, 2014	$156,178
Goodwill from acquisition	2,559
Effects of foreign currency change	(4,198)
Balance at December 31, 2015	$154,539

During the year ended December 31, 2015, the Company concluded that there were no indicators of impairment during its annual impairment test of goodwill and the balance as of December 31, 2015 is expected to be recoverable.

NOTE 10—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities as of December 31, 2015 and 2014 consist of the following (in thousands):

	December 31,
	2015	2014
Accounts payable	$10,904	$10,832
Accrued compensation and related liabilities	29,975	27,655
Accrued interest	102	111
Accrued taxes	4,574	5,725
Accrued legal	596	490
Accrued audit	750	343
Accrued warranties	1,243	913
Accrued royalties	2,527	2,600
Other	5,366	4,394
Total	$56,037	$53,063

NOTE 11—COMMITMENTS
Operating Leases
The Company leases laboratory, office and manufacturing facilities under non-cancelable operating leases that expire at various times through 2023. Some of these leases contain renewal options ranging from two to five years and escalation clauses. Rent expense related to operating leases for the years ended December 31, 2015, 2014 and 2013 was approximately $10.3 million, $10.1 million, and $10.6 million, respectively. In connection with some of these facility leases, the Company has made security deposits totaling $1.4 million, which are included in other long-term assets in the accompanying Consolidated Balance Sheets.
Future minimum lease obligations, net of sublease income, at December 31, 2015 under all non-cancelable operating leases are as follows (in thousands):

For the Year Ending December 31,	Amount
2016	$9,435
2017	9,877
2018	8,948
2019	9,017
2020	9,223
Thereafter	20,073
Total	$66,573

No sublease income is expected for the year ended December 31, 2015 and thereafter.
Non-Cancelable Supply Agreements
As of December 31, 2015, the Company had approximately $11.0 million of non-cancelable inventory supply agreements that are in effect through 2016.

Indemnifications
From time to time the Company has entered into indemnification provisions under certain of its agreements with other companies in the ordinary course of business, typically with business partners, customers, and suppliers. Pursuant to these agreements, the Company generally indemnifies, holds harmless, and agrees to reimburse the indemnified parties on a case by case basis for losses suffered or incurred by the indemnified parties in connection with any U.S. patent or other intellectual property infringement claim by any third party with respect to its products. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited in some cases. In addition, the Company has entered into indemnification agreements with its officers and directors. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification provisions. As of December 31, 2015, the Company had not accrued a liability for this guarantee, because the likelihood of incurring a payment obligation in connection with this guarantee is remote.
NOTE 12—WARRANTIES
The Company provides for anticipated warranty costs at the time the associated revenue is recognized. Product warranty costs are estimated based upon the Company's historical experience and the warranty period. The Company periodically reviews the adequacy of its warranty reserve and adjusts, if necessary, the warranty percentage and accrual based on actual experience and estimated costs to be incurred. Information regarding changes in the Company's product warranty liability for the years ended December 31, 2015 and 2014 is as follows (in thousands):

Amount
Balance as of December 31, 2013	$1,697
Additions charged to cost of product sales	623
Repairs and replacements	(1,225)
Adjustments	(183)
Balance as of December 31, 2014	$912
Additions charged to cost of product sales	1,603
Repairs and replacements	(1,272)
Balance as of December 31, 2015	$1,243

NOTE 13—LONG-TERM DEBT OBLIGATIONS
The following table summarizes the carrying amount of the Company's borrowings (in thousands):

	December 31, 2015	December 31, 2014
Senior credit facility	$19,088	$—
Term loan	—	22,950
Convertible notes	105,000	105,000
Total debt	124,088	127,950
Less: current portion of long-term debt	4,000	4,000
Total long-term debt	$120,088	$123,950
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

On July 28, 2014, the Company entered into the Fifth Amendment to Credit Agreement (the "Fifth Amendment" and the Credit Agreement as so amended, the "Amended Credit Agreement"). The Fifth Amendment provided, among other things, for (1) an uncommitted incremental term loan facility in an aggregate amount not to exceed $50.0 million and (2) the reduction of interest rate margins.
At the option of the Company (subject to certain limitations), borrowings under the Fourth Amendment bore interest at either a base rate or at the London Interbank Offered Rate ("LIBOR"), plus, in each case, an applicable margin. Under the Base Rate Option, interest was at the base rate plus 1.50% to 1.75% dependent on the senior leverage ratio then in effect calculated on the basis of the actual number of days elapsed in a year of 365 or 366 days (as applicable) and payable quarterly in arrears. The base rate was equal to the greatest of (a) the rate last quoted by The Wall Street Journal (or another national publication described in the Fourth Amendment) as the U.S. "Prime Rate", (b) the federal funds rate, plus 0.50% per annum, and (c) LIBOR for an interest period of one month plus, 1.00% per annum. Under the LIBOR Option, interest was determined based on interest periods to be selected by Affymetrix of one, two, three or six months (and, to the extent available to all relevant lenders, nine or 12 months) and was equal to LIBOR plus 2.50% to 2.75% dependent on the senior leverage ratio then in effect, calculated based on the actual number of days elapsed in a 360-day year. Interest was paid at the end of each interest period or in the case of interest periods longer than three months, quarterly.
The loans and other obligations under the Senior Secured Credit Facility were (i) guaranteed by substantially all of the Company's domestic subsidiaries (subject to certain exceptions and limitations) and (ii) secured by substantially all of the assets of the Company and each guarantor (subject to certain exceptions and limitations).
The Amended Credit Amendment required the Company to maintain an interest coverage ratio of at least 3.5 to 1.0 and a senior leverage ratio not exceeding initially 1.75 to 1.00 and stepping down to 1.20 to 1.00. The Amended Credit Agreement also included other covenants, including negative covenants that, subject to certain exceptions, limit the Company, and that of certain of its subsidiaries’, ability to, among other things: (i) incur additional debt, including guarantees by the Company or its subsidiaries, (ii) make investments, pay dividends on capital stock, redeem or repurchase capital stock, redeem or repurchase the Company’s senior convertible notes or any subordinated obligations, (iii) create liens and negative pledges, (iv) make capital expenditures, (v) dispose of assets, (vi) make acquisitions, (vii) create or permit restrictions on the ability of the Company's subsidiaries to pay dividends or make distributions to the Company, (viii) engage in transactions with affiliates, (ix) engage in sale and leaseback transactions, (x) consolidate or merge with or into other companies or sell all or substantially all the Company’s assets and (xi) change their nature of business, their organizational documents or their accounting policies.
The Company was required to make the following mandatory prepayments: (a) annual prepayments in an amount equal to 50% of excess cash flow (as defined in the Credit Agreement), subject to a leverage-based step down, (b) prepayments in an amount equal to 100% of the net cash proceeds of issuances or incurrences of debt obligations of Affymetrix and its subsidiaries (other than debt incurrences expressly permitted by the Credit Agreement), (c) prepayments in an amount equal to 100% of the net proceeds of asset sales in excess of $2.5 million annually (subject to certain reinvestment rights) and (d) prepayments in an amount equal to any indemnification payments or similar payments received under the Acquisition Agreement, subject to certain exclusions.
The Amended Credit Agreement also contained events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-default and cross-acceleration to other indebtedness in excess of specified amounts, monetary judgment defaults in excess of specified amounts, bankruptcy or insolvency, actual or asserted invalidity or impairment of any part of the credit documentation (including the failure of any lien on a material portion of the collateral to remain perfected) and change of ownership or control defaults. In addition, the occurrence of a "fundamental change" under the indenture governing the 4.00% Notes would be an event of default under the Credit Agreement. As of December 31, 2014, the Company was in compliance with the covenants.
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
Quarterly, principal payments were made under the Term Loan, which amortized such that 10% of the outstanding principal was due during the first four years and the remaining 60% is due in the fifth year, including any remaining principal balance and any outstanding revolver balance at such time.

The Company incurred $0.9 million and $1.6 million in interest expense under the Senior Secured Credit Facility for the years ended December 31, 2015 and 2014, respectively. On October 28, 2015, the Company paid off the Term Loan entirely in connection with the execution of the Senior Credit Facility Agreement discussed below.
Senior Credit Facility

On October 28, 2015, the Company entered into a five year $100.0 million Senior Credit Facility Agreement and terminated and paid off the Senior Secured Credit Facility with the draw down. The Senior Credit Facility Agreement provides for a Senior Credit Facility in an aggregate amount of $100.0 million of revolving commitments and an accordion feature permitting the Company to request an increase in the revolving commitments or term loan commitments by an additional amount of up to $50.0 million in the aggregate.

At the option of the Company (subject to certain limitations), borrowings under the Senior Credit Facility Agreement bear interest at either the Base Rate or LIBOR, plus in each case an applicable margin. Under the Base Rate option, interest will be at the Base Rate plus 0.50% to 1.00% depending on the consolidated leverage ratio then in effect. The Base Rate will be equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate,” and (c) the Eurodollar Rate plus 1.00%; and if the Base Rate shall be less than zero, such rate shall be deemed zero for purposes of the Senior Credit Facility Agreement. Under the LIBOR option, interest will be determined based upon interest periods selected by the Company of one, two, three, or six months (or if available to all Lenders, twelve months) and will be equal to LIBOR plus 1.50% to 2.00% depending on the consolidated leverage ratio then in effect. Interest will be paid at the end of each LIBOR interest period or in the case of interest periods longer than three months and in the case of Base Rate loans, quarterly. As of December 31, 2015, the applicable interest rate was approximately 2.07%.

The loans and other obligations under the Senior Credit Facility are (i) guaranteed by substantially all of the Company’s domestic subsidiaries (subject to certain exceptions and limitations) and (ii) secured by substantially all of the assets of the Company and each guarantor (subject to certain exceptions and limitations).

The Senior Credit Facility Agreement requires the Company to maintain an interest coverage ratio of at least 3.50 to 1.00 and a consolidated leverage ratio not exceeding initially 3.50 to 1.00 and stepping down to 2.75 to 1.00. The Senior Credit Facility Agreement also includes other covenants, including negative covenants that, subject to certain exceptions, limit the Company, and that of certain of its subsidiaries’, ability to, among other things: (i) incur additional debt, including guarantees by the Company or its subsidiaries, (ii) make investments, pay dividends on capital stock or repay subordinated or convertible indebtedness, (iii) create liens and negative pledges, (iv) dispose of assets, (v) make acquisitions, (vi) create or permit restrictions on the ability of the Company's subsidiaries to pay dividends or make distributions to the Company, (vii) engage in transactions with affiliates, (viii) engage in sale and leaseback transactions, (ix) consolidate or merge with or into other companies or sell all or substantially all the Company’s assets and (x) change their nature of business, their organizational documents or their accounting policies.

The Company is required to make mandatory prepayments immediately if for any reason the dollar equivalent amount of all outstanding exposure exceeds 105% of the aggregate commitments in the amount of such excess over the aggregate commitments.

The Senior Credit Facility Agreement also contains events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-default and monetary judgment defaults in excess of specified amounts, customary ERISA defaults in excess of specified amounts, bankruptcy or insolvency, actual or asserted invalidity or impairment of any material provision of the credit documentation (including the failure of any lien on a material portion of the collateral to remain perfected) and change of control defaults. In addition, the occurrence of a “fundamental change” under the indenture governing the 4.00% Convertible Notes would be an event of default under the Senior Credit Facility Agreement. As of December 31, 2015, the Company was in compliance with the covenants.

Following the execution of the Senior Credit Facility Agreement, the Company received proceeds in the amount of $20.0 million on October 28, 2015, net of debt discount of approximately $0.1 million that amortizes on the effective interest rate method beginning October 28, 2015 over the 5-year term of the Senior Credit Facility. The Company also recorded debt issuance costs of approximately $0.2 million that amortize on the effective interest rate method beginning October 28, 2015 over the 5-year term of the Senior Credit Facility. The proceeds were utilized to repay the existing Term Loan. The Company wrote off unamortized debt issuance costs of $0.7 million associated with the Term Loan in October 2015 accordingly.

The Company incurred $0.1 million in interest expense under the Senior Credit Facility for the year ended December 31, 2015. The principal amount of unpaid maturities per the Senior Credit Facility Agreement is as follows (in thousands):

For the Year Ending December 31,
2016	$—
2017	—
2018	—
2019	—
2020	19,088
Total	$19,088

The Company intends to continue making quarterly payments during 2016 and classified $4.0 million as current on the accompanying Consolidated Balance Sheet as of December 31, 2015.

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
As of December 31, 2015, the outstanding balance on the 4.00% Notes was $105.0 million. Interest incurred was $4.8 million for each of the years ended December 31, 2015, 2014 and 2013.
NOTE 14—STOCKHOLDERS' EQUITY AND SHARE-BASED COMPENSATION EXPENSE
Convertible Preferred Stock
The Company's Board of Directors has authorized 5.0 million shares of convertible preferred stock, $0.01 par value. At December 31, 2015 and 2014, there were no such shares issued or outstanding.
At the Market Offering
On November 18, 2014, we entered into a sales agreement with Cantor Fitzgerald to offer shares of our common stock, $0.01 par value per share, from time to time through Cantor Fitzgerald, as the Company’s sales agent for the offer and sale of the shares. The Company was able to offer and sell shares for an aggregate offering price of up to $50.0 million. The Company paid a commission equal to 3% of the gross proceeds from the sale of shares of its common stock under the sales agreement. The Company intended to use the net proceeds from this offering for general corporate purposes, including capital expenditures, debt repayments and working capital. The Company also had the option to use a portion of the net proceeds from this offering to acquire or invest in complementary businesses, technologies, product candidates or other intellectual property, although there are no present commitments or agreements to do so. The Company was not obligated to make any sales of shares of common stock under the sales agreement and are prohibited from doing so pursuant to the terms of the Merger Agreement. In 2015, the Company sold a total of 3.8 million shares of common stock at an average price of $12.05 through its "at-the-market" offering, for total net proceeds of $44.7 million.

Share-based Compensation Plans
The Company has a share-based compensation program that provides the Board of Directors broad discretion in creating equity incentives for employees, officers, directors and consultants. This program includes incentive and non-qualified stock options and restricted stock, granted under various stock plans. Stock options are issued at a price of at least 100% of the fair value of the Company's common stock on the date of grant (110% in certain circumstances), as determined by the Board of Directors. Options generally expire 7 to 10 years from the grant date and may be granted with different vesting terms from time to time as determined by the Board of Directors, usually over a period of four years on each anniversary of the grant date. In general, restricted stock vest on an annual basis over a period of three to four years on each anniversary of the grant date, are subject to the employees' continued employment and are paid upon vesting in shares of the Company's common stock on a one-for-one basis. As of December 31, 2015, the Company had approximately 5.2 million shares of common stock reserved for future issuance under its share-based compensation plans. A more detailed description of the Company's current share-based compensation plans follows below:
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
The following table sets forth the share-based compensation expense included in the accompanying Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2015	2014	2013
Costs of product sales	$2,620	$2,500	$1,002
Research and development	1,951	2,266	1,331
Selling, general and administrative	10,414	7,645	5,394
Total share-based compensation expense	$14,985	$12,411	$7,727

As of December 31, 2015, $18.4 million of total unrecognized share-based compensation expense related to non-vested awards is expected to be recognized over the respective vesting terms of each award through 2018. The weighted‑average term of the unrecognized share-based compensation expense are 2.1 years for stock options and 2.2 years for restricted stock.

Stock Options
The fair value of options was estimated at the respective dates of grant using the BSM option pricing model with the following weighted‑average assumptions:

	Year Ended December 31,
	2015	2014	2013
Risk free interest rate	1.4%	1.6%	1.0%
Expected dividend yield	—%	—%	—%
Expected volatility	58%	72%	68%
Expected option term (in years)	4.6	4.6	4.6

The risk free interest rate for periods within the contractual life of the Company's stock options is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term is derived from an analysis of the Company's historical exercise trends over ten years. The expected volatility for the years ended December 31, 2015, 2014 and 2013 is based on a blend of historical and market‑based implied volatility. Using the assumptions above, the weighted‑average grant date fair value of options granted during the years ended December 31, 2015, 2014 and 2013 was $5.31, $4.59 and $2.42 per option, respectively.
Activity under the Company's stock plans for the year ended December 31, 2015 is as follows (in thousands, except per share amounts):

	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Terms	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2014	4,195	$6.23
Grants	504	11.00
Exercises	(1,138)	7.24
Forfeitures or expirations	(156)	9.36
Outstanding at December 31, 2015	3,405	$6.46	3.61	$13,662

Exercisable at December 31, 2015	2,091	$5.65	2.58	$9,995

Vested and expected to vest at December 31, 2015	3,178	$6.31	3.47	$13,184

The following table summarizes information concerning currently outstanding and exercisable options at December 31, 2015:

Range of Exercise Prices		Options Outstanding			Options Exercisable
			Weighted-Average	Weighted-Average		Weighted-Average
			Remaining	Exercise Price		Exercise Price
Lower	Upper	Number	Contractual Life	Per Share	Number	Per Share
		(in thousands)	(in years)		(in thousands)
$2.93	$3.91	904	3.53	$3.72	574	$3.68
$4.16	$5.07	709	2.43	$4.45	642	$4.46
$5.21	$7.55	857	3.37	$6.48	573	$6.22
$7.62	$11.88	834	4.83	$9.62	266	$8.27
$12.24	$36.16	101	4.44	$18.56	36	$29.96
Total		3,405	3.61	$6.46	2,091	$5.65

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company's closing stock price on the last trading day of its fourth quarter of 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2015. The aggregate intrinsic value changes based on the fair market value of the Company's common stock. For the years ended December 31, 2015, 2014 and 2013, total intrinsic value of options exercised was $5.1 million, $2.8 million and $0.8 million, respectively.
Reserved Shares
At December 31, 2015, the Company has shares reserved for future issuance as follows (in thousands):

Options outstanding	3,405
Options available for future grants	5,189
Convertible notes	17,857
Total at December 31, 2015	26,451

Restricted Stock
The following tables summarize the Company's restricted stock activity for the year ended December 31, 2015 (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Restricted stock units
Outstanding at December 31, 2014	2,395	$6.30
Granted	1,396	10.04
Vested	(1,000)	6.03
Forfeited	(265)	7.39
Outstanding at December 31, 2015	2,526	$8.36

For the years ended December 31, 2015 and 2014, total fair value of restricted stock vested was $6.0 million and $5.9 million, respectively.
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
The number of shares underlying the PRSUs that were granted to the CEO during 2011 totaled 240,000 of which (i) 60,000 PRSUs relating to the Performance Period ended December 31, 2011 and with a grant date fair value of $6.71 per PRSU vested at December 31, 2012; (ii) 25,000 PRSUs relating to the Performance Period ended December 31, 2012 and with a grant date fair value of $4.63 per PRSU vested at December 31, 2013; (iii) 42,000 PRSUs relating to the Performance Period ended December 31, 2013 and with a grant date fair value of $4.67 per PRSU vested at December 31, 2014; (iv) 27,000 PRSUs relating to the Performance Period ended December 31, 2014 and with a grant date fair value of $7.22 per PRSU vested at December 31, 2015.
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
In 2013, the Company awarded 340,000 PRSUs under the 2013 Program at a grant date fair value of $3.84 per PRSU of which (i) 104,500 PRSUs relating to the twelve month period ended December 31, 2013 vested at February 25, 2014; (ii) 75,000 PRSUs relating to the twelve months period ended December 31, 2014 vested on February 25, 2015. The Company expects 25,000 PRSUs will vest with the fair value of these PRSUs being amortized on a straight-line basis over the related service period. The total compensation cost related to 2013 Program PRSUs granted but not yet recognized was less than $0.1 million as of December 31, 2015.
2014 Program During the first quarter of 2014, the Compensation Committee granted certain PRSUs associated with performance criteria referred to as the 2014 Program. The purpose of the 2014 Program was to retain key employees. The measurement period for the 2014 Program was the twelve month period ended December 31, 2015 and the awards granted under the 2014 Program were granted in the form of performance shares pursuant to the terms of our 2000 Plan. Dependent on the level of achievement of pre-determined financial performance goals, shares of stock would vest in equal installments over two or four years. The level of achievement of 2014 financial performance was assessed during the first quarter of 2015 after which the shares of stock were issued to the participants, contingent upon the recipient’s continued service to the Company.
In 2014, the Company awarded 564,100 PRSUs under the 2014 Program at a grant date fair value of $7.71 per PRSU of which 251,800 PRSUs relating to the twelve month period ended December 31, 2014 vested at February 13, 2015. The Company expects 241,600 PRSUs will vest with the fair value of these PRSUs being amortized on a straight-line basis over the related service period. The total compensation cost related to 2014 Program PRSUs granted but not yet recognized was approximately $0.1 million as of December 31, 2015.
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
In 2015, the Company awarded 243,000 PRSUs under the 2015 Program at a grant date fair value of $11.88 per PRSU and expects 243,000 PRSUs will vest with the fair value of these PRSUs being amortized on a straight-line basis over the related service period. The total compensation cost related to 2015 Program PRSUs granted but not yet recognized was approximately $0.9 million as of December 31, 2015.

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

The Company awarded 156,023 PRSUs under the 2015 CEO Grant at a grant date fair value of $12.37 per PRSU and expects 156,023 PRSUs will vest with the fair value of these PRSUs being amortized on a straight-line basis over the related service period. The total compensation cost related to 2015 CEO Grants PRSUs granted but not yet recognized was approximately $1.1 million as of December 31, 2015.

The following table summarizes the Company's PRSU activity for the year ended December 31, 2015 (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant Date Fair Value per PRSU
Performance based restricted stock awards
Outstanding at December 31, 2014	723	$6.83
Granted	399	12.07
Vested	(354)	6.85
Forfeited	(65)	6.38
Outstanding at December 31, 2015	703	$9.84
For the years ended December 31, 2015 and 2014, the total fair value of PRSUs vested was $2.4 million and $1.6 million, respectively. The total compensation cost related to all PRSUs granted but not yet recognized was approximately $2.0 million as of December 31, 2015 which will be recognized over the next 4 years. Changes in the Company’s assessment of the probability of achievement of performance criteria could have a material effect on the results of operations in future periods. There were no material changes in estimate related to the probability of vesting or recognition of expense related to PRSUs during either of the periods ended December 31, 2015, 2014 or 2013.
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
The price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first day of the offering period or the last day of the purchase period, whichever is lower. The offering periods are twelve months and include two six month purchase periods that result in a look-back for determining the purchase price of up to 12 months. Employees can invest up to 15% of their gross compensation through payroll deductions. In no event would an employee be permitted to purchase more than 750 shares of common stock during any six-month purchase period. The initial offering period commenced in November 2011. As of December 31, 2015, there were 485 participants in the ESPP and approximately 0.4 million shares were issued under the ESPP during 2015 at an average subscription date fair value of $7.24 per share. Included in total share-based compensation expense for the years ended December 31, 2015, 2014 and 2013 was $1.5 million, $1.8 million and $0.7 million, respectively, related to the ESPP.
During the years ended December 31, 2015 and 2014, the fair value of shares issued under the ESPP was estimated using the following assumptions:

	2015	2014
Risk free interest rate	0.23%	0.07%
Expected dividend yield	—%	—%
Expected volatility	58%	72%
Expected term (in years)	0.74	0.75

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
Delaware Case: On April 6, 2012, Enzo filed a complaint against the Company in the United States District Court for the District of Delaware. In the complaint, plaintiff alleges that Affymetrix is infringing U.S. Patent No. 7,064,197 by making and selling certain GeneChip products. The plaintiff seeks a preliminary and permanent injunction enjoining the Company from further infringement and unspecified monetary damages. On October 9, 2015, the Company entered into a settlement agreement with Enzo with respect to this lawsuit. Pursuant to the agreement, the Company agreed to pay Enzo $10.0 million. The Company evaluated the transaction as a multiple-element arrangement and allocated the one-time payment to each identifiable element using its relative fair value. Based on these estimates of fair value, the Company determined that the primary benefit of the arrangement is avoided litigation cost and the release of any potential past claims, with no material value attributable to future use or benefit. Accordingly, the Company recorded the litigation settlement charge within the results of operations in the year ended December 31, 2015.

Litigation Related to the Merger
Between January 19, 2016 and January 27, 2016, four substantially similar putative shareholder class action suits were filed by individual stockholders in the Superior Court of California in Santa Clara County against the Company's directors. The complaints also name Thermo Fisher and Merger Sub as defendants. The cases are captioned Steven Merola v. Affymetrix, Inc., et al., Case No. 16CV290267, Betty Greenberg v. Frank Witney, et al., Case No. 16CV290339, Jeffrey S.L. Cheah v. Affymetrix, Inc., et al., Case No. 16CV290794, and Robert Cox v. Affymetrix, Inc., et al., Case No. 16CV290866. (The Merola, Cheah, and Cox cases also name the Company itself as a defendant.) The complaints allege that the Company's directors breached their fiduciary duties by failing to maximize stockholder value in negotiating and approving the Merger Agreement. The complaints also generally allege that the additional defendants named in each suit aided and abetted these alleged breaches of fiduciary duties. The complaints seek, among other forms of relief, class certification and injunctive relief blocking consummation of the merger.
The Company and the other defendants have not yet responded to the complaints. The Company believes these actions are without merit.
Administrative Proceedings
The Company's intellectual property is subject to a number of significant administrative actions. These proceedings could result in the Company's patent protection being significantly modified or reduced, and the incurrence of significant costs and the consumption of substantial managerial resources. For the years ended December 31, 2015, 2014, and 2013, the Company did not incur significant costs in connection with administrative proceedings.

NOTE 16—INCOME TAXES
The following table summarizes the U.S. and foreign components of consolidated income (loss) before income taxes (in thousands):

	Year Ended December 31,
	2015	2014	2013
Income (loss) before income taxes:
U.S.	$11,156	$(1,992)	$(11,240)
Foreign	(310)	(1,606)	(3,926)
Income (loss) before income taxes	$10,846	$(3,598)	$(15,166)

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Provision for income taxes:
Current:
Federal	$—	$(151)	$—
State	(261)	(91)	(383)
Foreign	1,456	1,663	2,652
Subtotal	1,195	1,421	2,269
Deferred:
Federal	$—	—	$(268)
State	—	—	(21)
Foreign	(462)	(1,185)	(819)
Subtotal	(462)	(1,185)	(1,108)
Income tax provision	$733	$236	$1,161

The difference between the provision for income taxes and the amount computed by applying the federal statutory income tax rate (35%) to loss before taxes from continuing operations is explained as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Tax at federal statutory rate	$3,796	$(1,259)	$(5,308)
State taxes, net	1,246	(1,285)	(1,289)
Non-deductible stock compensation	1,252	1,065	327
Foreign rate differential	1,078	1,567	3,245
Research credits	(741)	(548)	(930)
Change in valuation allowance	(6,050)	556	4,961
Other	152	140	155
Income tax provision	$733	$236	$1,161

During the year ended December 31, 2015 and 2014, the Company recognized a reduction in the valuation allowance recorded against the Company's net deferred tax assets of zero and $0.2 million, respectively, related to net deferred tax liabilities recorded for unrealized gains reflected as other comprehensive income. In accordance with intraperiod tax allocation provisions, the reductions are reported as an element of deferred income tax expense (benefit) attributable to continuing operations.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$49,313	$61,308
Tax credit carryforwards	60,524	56,575
Deferred revenue	1,036	1,849
Capitalized research and development costs	497	245
Intangibles	15,380	17,474
Share-based compensation	5,049	4,371
Accrued compensation	5,472	4,625
Accrued warranty	474	347
Inventory reserves	6,501	7,224
Reserves and other	8,239	7,178
Depreciation and amortization	5,202	6,080
Other, net	4,255	9,463
Total deferred tax assets	161,942	176,739
Valuation allowance for deferred tax assets	(126,252)	(137,957)
Net deferred tax assets	35,690	38,782
Net deferred tax liabilities:
Acquired intangible assets	(29,587)	(33,735)
Acquired tangible assets	—	(78)
Cancellation of debt	(5,854)	(7,701)
Foreign earnings	(4,520)	(2,734)
Other, net	(1,457)	(1,471)
Total deferred tax liabilities	(41,418)	(45,719)
Net deferred tax liabilities	$(5,728)	$(6,937)

Deferred tax assets are recognized if the realization of such assets is more likely than not. As of December 31, 2015, the Company provided for a valuation allowance of $126.3 million against its net deferred tax assets. Due to the Company’s history of cumulative operating losses, management concluded that after considering all the available objective evidence, it is not more likely than not that all the Company’s net deferred tax assets will be realized. Accordingly, all of the Company's U.S. deferred tax assets continue to be subject to a valuation allowance as of December 31, 2015. We intend to maintain a valuation allowance for the U.S. and certain foreign jurisdictions until sufficient positive evidence exists to support reversal. Due to improvements in the Company's U.S. operating results over the past three years, management believes a reasonable possibility exists that, in the next 12 to 24 months, sufficient positive evidence may become available to reach a conclusion that a portion of the U.S. valuation allowance will no longer be needed.

As of December 31, 2015, the Company has recorded a full valuation allowance against all U.S. and certain foreign net deferred tax assets. The valuation allowance decrease of $11.7 million in 2015 is primarily attributable to the utilization of net operating loss carryforwards. The valuation allowance increase of $2.3 million in 2014 is primarily attributable to the decrease in deferred tax liabilities for amortization of certain tangible and intangible assets acquired in the Acquisition and cancellation of debt income, offset by a decrease in deferred tax assets due to the utilization of net operating loss carryforwards. Approximately $24.7 million of the valuation allowance as of December 31, 2015, is attributable to the income tax benefits of share-based compensation, the benefit of which will be credited to stockholders' equity when, and if, realized. Not included in the deferred tax assets as of December 31, 2015 is approximately $10.1 million of tax benefits related to share-based compensation. When, and if, realized the tax benefit of these assets will be accounted for as a credit to stockholders' equity, rather than a reduction of the income tax provision. Of the total tax benefits realized from the share-based compensation, nominal amounts were recorded to stockholders' equity for the years ended December 31, 2015 and 2014, respectively.

As of December 31, 2015, the Company had federal net operating loss carryforwards of $160.3 million which begin to expire in 2022 if not utilized, and federal research and development tax credit carryforwards of approximately $26.7 million, which begin to expire in 2018 if not utilized. The Company also had California net operating loss carryforwards of $77.0 million which begin to expire in 2016 if not utilized, and California research and development tax credit and other tax credit carryforwards of $45.6 million, which can be carried forward indefinitely. As certain of the net operating loss and tax credit carryforwards were generated by entities previously acquired by the Company, they are subject to annual limitations due to the ownership change provision under the Internal Revenue Code Section 382 and similar state provisions. The limitations will not result in significant expirations of the net operating loss or research tax credit carryforwards before utilization. If the Company has an ownership change subsequent to December 31, 2015, utilization of its net operating loss and tax credit carryforwards may be subject to an annual limitation against taxable income in future periods.

The Company provides for U.S. income tax and foreign withholding taxes on the undistributed earnings of foreign subsidiaries unless the earnings are considered indefinitely reinvested outside the U.S. As of December 31, 2015, the Company has approximately $2.0 million of previously untaxed earnings from its foreign subsidiaries which were indefinitely reinvested outside the U.S. Due to unutilized net operating loss carryforwards, the potential federal and state taxes on these repatriations is nominal.

A portion of the Company's operations in Singapore operate under tax holidays and tax incentive programs, which expire by end of 2016. There was a minimal net impact of these tax holidays and tax incentive programs for the year ended December 31, 2015.
The following table presents the Company's total amount of gross unrecognized tax benefits (in thousands):

	2015	2014	2013
Unrecognized tax benefits, beginning of year	$21,914	$22,372	$20,413
Additions for tax positions of prior years	4,465	1,025	2,003
Additions for tax positions of current year	2,164	778	718
Decreases for tax positions of prior years	(849)	(1,808)	(5)
Settlements	(354)	—	—
Lapse in statute of limitations	(331)	(453)	(757)
Impact of foreign currency, other	(85)	—	—
Unrecognized tax benefits, end of year	$26,924	$21,914	$22,372

As of December 31, 2015 and 2014, if recognized, the amount of unrecognized tax benefits that would impact income tax expense is approximately $4.6 million and $5.0 million, respectively. The Company classifies interest and penalties related to tax positions as components of income tax expense. For the year ended December 31, 2015, the amount of accrued interest and penalties related to tax uncertainties was approximately $0.1 million for a total cumulative amount included in non-current income taxes payable of approximately $1.2 million as of December 31, 2015. The Company completed its California examination for the years 2006 through 2009 in 2015 with no additional tax exposure. Given the potential for statute expirations and finalization of current examinations, it is reasonably possible that the amount of unrecognized tax benefits could change in the next 12 months as a result, with an estimated range from zero to approximately $2.5 million.
The Company files U.S. federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The Company's major tax jurisdictions are the U.S. federal, California, Singapore, the United Kingdom and Austria. The federal and California statute of limitations on assessments remain open for years after 2011 and 2008 respectively; however adjustments may be made to prior years due to the carryforward of unutilized net operating losses and research credit carryforwards. The major foreign jurisdictions statute of limitations remain open from tax years 2008.

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
Affymetrix Core is divided into four business units, with each business unit having its own strategic marketing and research and development groups to better serve customers and respond quickly to market needs. Affymetrix Core manufacturing operations are based on platforms that are used to produce various Affymetrix Core products that serve multiple applications and markets and similar customer and economic characteristics. Additionally, the business units share certain research, development, commercial operations and common corporate services that provide capital, infrastructure and functional support. As such, the Company concluded that the four business units represent one reportable operating segment. The following describes the four business units that form Affymetrix Core:

•	Expression: This business unit markets the Company's GeneChip gene expression products and services;

•
Genetic Analysis and Clinical Applications: This business unit markets the Company's Axiom genotyping product line, as well as products with clinical diagnostic and research applications including CytoScan products, OncoScan products, and the ViewRNA in situ tissue hybridization platform for clinical translational research. In addition, the business unit is responsible for managing the PbA clinical partnering and licensing program which enables third-party diagnostic companies to access and develop DNA and RNA-based diagnostic tests based on Affymetrix technology platforms. This business unit also markets the CytoScan Dx product, an FDA cleared microarray system used as an aid for the post-natal diagnosis of children with developmental delays and intellectual disabilities;

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
The eBioscience business unit operates with its own manufacturing, research and development, and marketing groups. The business unit does utilize certain Corporate functions such as finance, legal, commercial operations and human resources. This reportable segment specializes in the areas of flow cytometry reagents, immunoassays, microscopic imaging, other protein-based analyses, QuantiGene single and multiplex RNA solution assays (not including the View RNA in situ tissue hybridization platform) and the ProcartaPlex™ multiplex immunoassay product lines.

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

During 2015, the commercial organization and general and administrative functions were fully integrated. The Company no longer reports these operating expenses at a segment level and began evaluating the performance of its reportable segments based on revenue and gross profit. Revenue is allocated to each business unit based on product codes. The amounts for prior periods have been recast to conform to the current presentation.

The following table shows revenue and income (loss) from operations by reportable operating segment for the years ended December 31, 2015, 2014, or 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenue:
Affymetrix Core	$261,733	$256,525	$241,450
eBioscience	98,053	92,494	88,949
Total revenue	$359,786	$349,019	$330,399
Gross Profit
Affymetrix Core	$168,526	$155,786	$144,160
eBioscience	60,715	50,075	36,878
Total gross profit	$229,241	$205,861	$181,038

The Company reported total revenue by region as follows (in thousands):

	Year Ended December 31,
	2015	2014 (1)	2013 (1)
Customer location:
United States	$193,785	$172,607	$163,366
Europe	92,546	109,959	109,228
APAC	53,833	47,863	41,063
Other	19,622	18,590	16,742
Total	$359,786	$349,019	$330,399

(1)    The revenue by region for the years ended December 31, 2014 and 2013 have been corrected from amounts previously reported.

There were no customers representing 10% or more of total revenue in 2015, 2014 or 2013.
The Company's long-lived assets other than purchased intangible assets, which the Company does not allocate to specific geographic locations as it is impracticable to do so, are composed principally of net property and equipment.
Net property and equipment, classified by major geographic areas in which the Company operates was as follows (in thousands):

	Year Ended December 31,
	2015	2014
Net property and equipment:
United States	$17,443	$14,023
Singapore	2,476	2,549
Europe	890	1,265
Other countries	191	250
Total	$21,000	$18,087

NOTE 18—DEFINED‑CONTRIBUTION SAVINGS PLANS
The Company maintains a defined‑contribution savings plan which is qualified under Section 401(k) of the Internal Revenue Code. The plan covers substantially all full-time U.S. employees. Participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Company's expense associated with matching employee contributions, including eBioscience, for the years ended December 31, 2015, 2014 and 2013 totaled $3.5 million, $2.7 million, and $2.8 million respectively. Company contributions to employees vest ratably over four years.
NOTE 19—RELATED PARTY TRANSACTIONS
In December 2011, the Company entered into an agreement under which it assigned one patent application and related know-how to Cellular Research, Inc. ("Cellular Research"), a company founded by the Company's former Chairman, Dr. Stephen P.A. Fodor. Dr. Fodor also owns a majority of the shares of Cellular Research. Pursuant to the agreement, Cellular Research shall pay single digit royalties to Affymetrix on sales of products covered by the assigned technology, and starting in December 2015, an annual minimum fee of $100,000. Affymetrix shall also have a right of first refusal to collaborate with Cellular Research for the development of certain new products and to supply arrays to Cellular Research under certain terms and conditions. During the year ended December 31, 2015, the Company received a $1.0 million one-time payment in connection with the change in control of Cellular Research.
NOTE 20—RESTRUCTURING
During the fourth quarter of 2012, the Company initiated a cost reduction action that included downsizing its workforce to realign the Company's organization to support its strategy to stabilize its core business and position the Company for growth. In January 2013, approximately 100 employees were notified of their involuntary termination. The total restructuring charge associated with the plan was $6.3 million, substantially all of which is compensation and benefits afforded to terminated employees. Restructuring charges of $4.5 million were recognized during the year ended December 31, 2013. The restructuring activities were completed in the second quarter of 2013.
NOTE 21—UNAUDITED QUARTERLY FINANCIAL INFORMATION

	2015				2014
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

	(in thousands, except per share amounts)
Total revenue	$95,573	$86,530	$88,966	$88,717	$93,530	$87,086	$85,432	$82,971
Total cost of goods sold	33,762	31,017	31,887	33,879	34,588	35,566	36,588	36,416
Net income (loss)	4,057	(5,336)	7,006	4,386	5,167	2,384	(911)	(10,474)
Basic net income (loss) per common share	$0.05	$(0.07)	$0.09	$0.06	$0.07	$0.03	$(0.01)	$(0.14)
Diluted net income (loss) per common share	$0.05	$(0.07)	$0.08	$0.06	$0.05	$0.03	$(0.01)	$(0.14)

NOTE 22—SUBSEQUENT EVENTS
On January 8, 2016, the Company entered into a Merger Agreement with Thermo Fisher and Merger Sub, providing for, subject to the satisfaction or waiver of specified conditions, the acquisition of the Company by Thermo Fisher at a price of $14.00 per share in cash. Subject to the terms and conditions of the Merger Agreement, the closing of the merger is expected to occur during the second quarter of 2016.
In November 2015, the Company amended its Change of Control Policy and Executive Severance Policy as part of its periodic review of practices in compensation matters, which will be triggered upon the closing of the merger.
Upon termination of the Merger Agreement under certain circumstances, the Company may be obligated to pay Thermo Fisher a termination fee of $55.0 million.

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
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) ("COSO"). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.
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
The effectiveness of our internal control over financial reporting as of December 31, 2015, has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report which is included as follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Affymetrix, Inc.
We have audited Affymetrix, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the "COSO criteria"). Affymetrix, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Affymetrix, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Affymetrix, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015 of Affymetrix, Inc. and our report dated February 17, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California
February 17, 2016

ITEM 9B.  OTHER INFORMATION
None.
PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our directors and executive officers is incorporated by reference to the sections of the Company's proxy statement for the 2016 Annual Meeting of Stockholders (the "Proxy Statement") entitled "Election of Directors" and "Management."
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
AFFYMETRIX, INC.
Schedule II—Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Period	Additions Charged to Operations or Other Accounts	Write-offs, net of recoveries	Balance at End of Period
Allowance for Doubtful Accounts:

Year Ended December 31, 2015	$443	$(89)	$(13)	$341

Year Ended December 31, 2014	$601	$(112)	$(46)	$443

Year Ended December 31, 2013	$691	$142	$(232)	$601

SIGNATURES
Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Affymetrix, Inc. (Registrant)

February 17, 2016	By:	/s/ Frank Witney
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

	Name	Title	Date
By:	/s/ Frank Witney	Director, President and Chief Executive Officer	February 17, 2016
	Frank Witney	(Principal Executive Officer)

By:	/s/ Gavin Wood	Executive Vice President and Chief Financial	February 17, 2016
	Gavin H.J. Wood	Officer (Principal Financial and Accounting Officer)

By:	/s/ Jami Dover Nachtsheim	Chairwoman of the Board	February 17, 2016
Jami Dover Nachtsheim

By:	/s/ Nelson C. Chan	Director	February 17, 2016
Nelson C. Chan

By:	/s/ Gary S. Guthart, Ph.D.	Director	February 17, 2016
Gary S. Guthart, Ph.D.

By:	/s/ Merilee Raines	Director	February 17, 2016
Merilee Raines

By:	/s/ Robert H. Trice, Ph.D.	Director	February 17, 2016
Robert H. Trice, Ph.D.

By:	/s/ Riccardo Pigliucci	Director	February 17, 2016
Riccardo Pigliucci

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
3.1(1)	Restated Certificate of Incorporation.
3.2(2)	Amended and Restated Bylaws.
4.1(3)	Indenture dated as of June 25, 2012 by and between the Company and The Bank of New York Mellon Trust Company, N.A. as Trustee.
4.2(3)	First Supplemental Indenture dated as of June 25, 2012 by and between the Company and The Bank of New York Mellon Trust Company, N.A. as Trustee.
4.3(3)	Form of 4.00% Convertible Senior Note Due 2019 (included in Exhibit 4.2).
10.1(4)‡	1996 Nonemployee Directors Stock Option Plan.
10.2(5)‡	1998 Stock Incentive Plan.
10.3(6)‡	Amendment No. 1 to the 1996 Nonemployee Directors Stock Option Plan of the Company.
10.4(7)‡	Amended and Restated 1996 Non-Employee Directors Stock Plan.
10.5(8)‡	Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan, as adopted effective March 9, 2000 and amended through May 13, 2015.
10.6(9)‡	Form of Non-Qualified Stock Option Agreement under the Affymetrix, Inc. Amended and Restated 1996 Non-Employee Directors Stock Plan.
10.7(21)‡	Form of Stock Option Agreement under the Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan.
10.8(21)‡	Form of Restricted Stock Unit Agreement under the Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan.
10.9(10)‡	First Amendment to Affymetrix, Inc. 1998 Stock Incentive Plan.
10.10(21)‡	Form of Performance Based Restricted Stock Unit Grant Notice and Agreement under the Affymetrix, Inc. Amended and Restated 2000 Equity Incentive Plan
10.11(11)‡	2011 Employee Stock Purchase Plan.
10.12(12)‡	2012 Inducement Plan.
10.13(13)	Lease between Sobrato Interests and the Company dated June 12, 1996 (3380 Central Expressway, Santa Clara, CA).
10.14(14)	Fifth Amendment to Lease between Sobrato Interests and the Company dated July 3, 2002 (3380 Central Expressway, Santa Clara, CA).
10.15(15)	Sixth Amendment to Lease between SI 34, LLC, as successor in interest to Sobrato Interests, and the Company dated July 11, 2011 (3380 Central Expressway, Santa Clara, CA).
10.16(13)	Lease between Sobrato Interests and the Company dated May 31, 1996 (3450 Central Expressway, Santa Clara, CA).
10.17(14)	First Amendment to Lease between Sobrato Interests and the Company dated July 3, 2002 (3450 Central Expressway, Santa Clara, CA).
10.18(15)	Second Amendment to Lease between SI 34, LLC, as successor in interest to Sobrato Interests, and the Company dated July 11, 2011 (3450 Central Expressway, Santa Clara, CA).
10.19(16)	Lease between Sobrato Interests and the Company dated July 3, 2002 (3420 Central Expressway, Santa Clara, CA).
10.20(16)	First Amendment to Lease between Sobrato Interests and the Company dated September 30, 2003 (3420 Central Expressway, Santa Clara, CA).
10.21(15)	Second Amendment to Lease between SI 34, LLC, as successor in interest to Sobrato Interests, and the Company dated July 11, 2011 (3420 Central Expressway, Santa Clara, CA).
10.22(17)	Lease between Keppel Logistics Pte Ltd. and Affymetrix Pte Ltd. dated as of January 1, 2006 (7 Gul Circle, Singapore 629363).

10.23(18)	Addendum to Lease Agreement between Keppel Logistics Pte Ltd. and Affymetrix Pte Ltd. dated June 1, 2010 (7 Gul Circle, Singapore 629363).
10.24(19)	Lease Agreement between SBP Limited Partnership and the Company dated August 10, 2008 (26309 Miles Road, Warrensville Heights, OH).

10.25(19)	First Amendment and Lease Expansion Agreement between SBP Limited Partnership and the Company dated May 20, 2009 (26309 Miles Road, Warrensville Heights, OH).
10.26(19)	Lease Agreement between OTR, acting as the duly authorized nominee of The State Teacher Retirement System of Ohio and Anatrace, Inc. dated February 14, 2001 (434 Dussel Drive, Maumee, OH).
10.27(19)	Assignment and Assumption of Lease between Anatrace, Inc. and USB Acquisition dated April 30, 2005 (434 Dussel Drive, Maumee, OH).
10.28(20)	Lease Agreement between the Company and Miles/Commerce Ltd. dated April 1, 2010 (26101 Miles Road, Warrensville Heights, OH).
10.29(20)	Lease Agreement between the Company and 26111 Miles Road Ltd. dated April 1, 2010 (26111 Miles Road, Warrensville Heights, OH).
10.30(21)	Sublease Agreement between eBioscience, Inc. and STMicroelectronics, Inc. dated as of January 11, 2013 (4690 Executive Drive, San Diego, CA).
10.31(21)	Office Lease by and between eBioscience, Inc. and Kilroy Realty, L.P., dated as of January 9, 2013 (4690 Executive Drive, San Diego, CA).
10.32(21)
Sublease by and between and eBioscience, Inc. and Ligand Pharmaceuticals Incorporated dated as of December 6, 2007 (10255 Science Center Drive). (Attached as Annex A: Lease by and between Chevon/Nexus Partnership (Lot 13) and Ligand Pharmaceuticals, Inc. dated as of July 6, 1994).

10.33(21)
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

10.35(19)‡	Offer Letter from the Company to Andrew J. Last, Ph.D. dated November 2, 2009.
10.37(22)‡	Offer Letter from the Company to Frank Witney, Ph.D. dated May 26, 2011.
10.38(23)‡	Offer Letter from the Company to David Weber dated December 2, 2011.
10.41(24)‡	Offer Letter from the Company to Gavin Wood dated May 20, 2013.
10.43(5)‡	Form of Officer and Director Indemnification Agreement.
10.44(25)‡	Affymetrix, Inc. Change of Control Plan, effective as of January 1, 2016.
10.45(25)‡	Executive Severance Policy (Amended and effective as of November 5, 2015).
10.46(26)	Settlement and Release Agreement dated January 9, 2008 between the Company and Illumina, Inc.
10.49(3)
Credit Agreement dated as of June 25, 2012 by and among the Company and its subsidiaries, General Electric Capital Corporation, Silicon Valley Bank and the other financial institutions and their securities affiliates party thereto.

10.50(21)	First Amendment to Credit Agreement dated as of July 20, 2012.
10.51(21)	Second Amendment to Credit Agreement dated as of December 5, 2012.
10.52(23)	Third Amendment to Credit Agreement dated April 8, 2013.
10.53(27)	Fourth Amendment to Credit Agreement dated October 17, 2013.
10.54(28)	Lease between BMR-10255 Science Center LP and the Company dated June 20, 2014 (10255 Science Center Drive, San Diego, California)
10.55(28)	Lease between BMR-10240 Science Center LP and the Company dated June 20, 2014 (10240 Science Center Drive, San Diego, California)
10.56(29)	Limited Waiver and Fifth Amendment to Credit Agreement dated July 28, 2014
10.57(30)	Addendum to Lease Agreement between Miles Commerce Ltd. and the Company dated August 26, 2014 (26101 Miles Road, Warrensville Heights, OH)
10.58(30)	Addendum to Lease Agreement between 26111 Miles Road Ltd. and the Company dated August 26, 2014 (26111 Miles Road, Warrensville Heights, OH)
10.59(31)	Addendum to Lease Agreement between Keppel Logistics Pte Ltd. and Affymetrix Pte Ltd. dated September 23, 2015 (7 Gul Circle, Singapore 629363).
10.60(32)	Credit Agreement, dated as of October 28, 2015, among Affymetrix, Inc., certain subsidiaries of Affymetrix, Inc., Bank of America, N.A. and the lenders party thereto.
12	Statement regarding computation of Consolidated Ratio of Earnings to Fixed Charges.
21	List of Subsidiaries.
23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema Document
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)    Incorporated by reference to Registrant's Current Report on Form 8-K as filed on June 13, 2000 (File No. 000-28218).

(2)	Incorporated by reference to Registrant's Quarterly Report on Form 10-Q as filed on August 7, 2009 (File No. 000-28218).

(3)	Incorporated by reference to Registrant's Current Report on Form 8-K as filed on June 25, 2012 (File No. 000-28218).

(4)	Incorporated by reference to Registrant's Registration Statement on Form S-1 (File No. 333-3648), as amended.

(5)	Incorporated by reference to Registrant's Annual Report on Form 10-K as filed on March 31, 1999 (File No. 000-28218).

(6)	Incorporated by reference to Registrant's Registration Statement on Form S-3 as filed on July 12, 1999 (File No. 333-82685), as amended.

(7)	Incorporated by reference to Registrant's Quarterly Report on Form 10-Q as filed on May 15, 2001 (File No. 000-28218).

(8)	Incorporated by reference to Registrant's Registration Statement on Form S-8 as filed on May 18, 2015 (File No. 333-204271).

(9)	Incorporated by reference to Registrant's Quarterly Report on Form 10-Q as filed on November 9, 2004 (File No. 000-28218).

(10)	Incorporated by reference to Registrant's Registration Statement on Form S-8 as filed on April 18, 2001 (File No. 333-59158).

(11)	Incorporated by reference to Registrant's Registration Statement on Form S-8 as filed on September 1, 2011 (File No. 333-176638).

(12)	Incorporated by reference to Registrant's Registration Statement on Form S-8 as filed on June 29, 2012 (File No. 333-182456).

(13)	Incorporated by reference to Registrant's Quarterly Report on Form 10-Q as filed on August 14, 1996 (File No. 000-28218).

(14)	Incorporated by reference to Registrant's Annual Report on Form 10-K as filed on March 16, 2005 (File No. 000-28218).

(15)	Incorporated by reference to Registrant's Current Report on Form 8-K as filed on July 15, 2011 (File No. 000-28218).

(16)	Incorporated by reference to Registrant's Annual Report on Form 10-K as filed on March 15, 2004 (File No. 000-28218).

(17)	Incorporated by reference to Registrant's Annual Report on Form 10-K as filed on March 9, 2006 (File No. 000-28218).

(18)	Incorporated by reference to Registrant's Annual Report on Form 10-K as filed on February 28, 2011 (File No. 000-28218).

(19)	Incorporated by reference to Registrant's Annual Report on Form 10-K as filed on March 1, 2010 (File No. 000-28218).

(20)	Incorporated by reference to Registrant's Quarterly Report on Form 10-Q as filed on May 6, 2010 (File No. 000-28218).

(21)	Incorporated by reference to Registrant's Annual Report on Form 10-K as filed on March 4, 2013 (File No. 000-28218).

(22)	Incorporated by reference to Registrant's Current Report on Form 8-K/A as filed on August 4, 2011 (File No. 000-28218).

(23)	Incorporated by reference to Registrant's Quarterly Report on Form 10-Q as filed on May 1, 2013 (File No. 000-28218).

(24)	Incorporated by reference to Registrant's Quarterly Report on Form 10-Q as filed on August 6, 2013 (File No. 000-28218)

(25)	Incorporated by reference to Registrant's Current Report on Form 8-K as filed on November 10, 2015 (File No. 000-28218).

(26)	Incorporated by reference to Registrant's Annual Report on Form 10-K as filed on February 29, 2008 (File No. 000-28218).

(27)	Incorporated by reference to Registrant's Current Report on Form 8-K as filed on October 21, 2013 (File No. 000-28218).

(28)	Incorporated by reference to Registrant's Current Report on Form 8-K as filed on June 25, 2014 (File No. 000-28218).

(29)	Incorporated by reference to Registrant's Quarterly Report on Form 10-Q as filed on August 4, 2014 (File No. 000-28218).

(30)	Incorporated by reference to Registrant's Quarterly Report on Form 10-Q as filed on October 30, 2014 (File No. 000-28218).

(31)	Incorporated by reference to Registrant's Quarterly Report on Form 10-Q as filed on October 29, 2015 (File No. 000-28218).

(32)	Incorporated by reference to Registrant's Current Report on Form 8-K as filed on October 29, 2015 (File No. 000-28218).

‡	Management contract, compensatory plan, contract or arrangement